Form 10-Q
period 2012-09-30
OFS Capital Corp
filed 2012-12-13
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35728

OFS CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-1339639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 West Golf Road, 5th Floor

Rolling Meadows, Illinois 60008

(Address of principal executive office)

(847) 734-2060

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of December 13, 2012 was 9,578,691.

OFS CAPITAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$13,957	$814
Restricted cash and cash equivalents	623	—
Loans receivable, net of allowance for losses of $0 at September 30, 2012 and $219 at December 31, 2011	—	13,804
Receivable for investment sold—related party	792	—
Investments, at fair value (cost of $211,213)	207,196	—
Interest receivable and other assets	769	468
Deferred offering costs	5,235	4,253
Deferred financing costs, net of accumulated amortization of $1,151 at September 30, 2012	3,025	—
Equity investment in OFS Capital WM	—	43,120
Equity investment in Tamarix LP	5,049	—
Other equity investments	—	2,455

Total assets	$236,646	$64,914

Liabilities and Member’s Equity
Liabilities
Revolving line of credit—Wells Fargo	$134,123	$—
Revolving line of credit—Madison Capital	37,038	—
Interest payable	1,509	—
Management fee payable—Loan Manager	333	—
Due to affiliated entities, net	325	7,114
Member distribution payable	4,000	—
Accrued expenses and other liabilities	4,632	3,081

Total liabilities	181,960	10,195

Commitments and Contingencies
Member’s equity	54,686	54,719

Total liabilities and member’s equity	$236,646	$64,914

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest, dividend, and fee income	$4,035	$287	$9,197	$1,276
Interest expense on borrowed funds	1,511	—	2,956	831

Net interest income	2,524	287	6,241	445
Loan loss provision (recovery) on loans receivable and loans receivable pledged to creditors	—	287	—	(418)

Net interest income after loan loss provision (recovery)	2,524	—	6,241	863

Non-interest income:
Gain on payable under securities loan agreement	—	—	—	71
Income from equity interest in OFS Capital WM	—	—	2,645	—
Income from equity interest in Tamarix LP	378	—	378	—
Net change in unrealized appreciation on investments	1,173	—	234	—
Other income	32	—	29	89

Total non-interest income	1,583	—	3,286	160

Non-interest expenses:
Amortization of deferred financing closing costs	144	—	287	—
Loss from equity interest in OFS Capital WM	—	4,748	—	3,268
Loss on sale of loans to OFS Capital WM	—	—	—	889
Net realized loss on investments—related party	92	—	1,257	—
Unrealized loss on warrants	—	—	—	156
Management fee expense—Loan Manager	261	—	514	—
Management fee expense—related parties	481	319	1,668	1,063
Professional fees	86	31	489	115
Other administrative expenses	115	78	493	231

Total non-interest expense	1,179	5,176	4,708	5,722

Net income (loss) before cumulative effect of accounting change	2,928	(5,176)	4,819	(4,699)
Cumulative effect of accounting change	—	—	570	—

Net income (loss)	2,928	(5,176)	5,389	(4,699)
Less: Net loss attributable to the non-controlling interests	(32)	—	(61)	—

Net income (loss) attributable to OFS Capital	$2,960	$(5,176)	$5,450	$(4,699)

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Consolidated Statements of Changes in Member’s Equity (unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2012			2011
	Member’s Interest	Non- Controlling Interests	Total	Member’s Interest	Non- Controlling Interests	Total
Balance at January 1, 2012 and 2011, respectively	$54,719	$—	$54,719	$69,522	$—	$69,522

Net income (loss)	5,450	(61)	5,389	(4,699)	—	(4,699)
Member/non-controlling interest contributions	1,227	2,790	4,017	—	—	—
Syndication costs	(209)	(121)	(330)	—	—	—
Distributions	(6,710)	(225)	(6,935)	(12,617)	—	(12,617)
Deconsolidation of Tamarix LP adjustment on July 27, 2012
Net income (loss)	—	61	61	—	—	—
Non-controlling interests contributions	—	(2,790)	(2,790)	—	—	—
Syndication costs	209	121	330	—	—	—
Distributions	—	225	225	—	—	—

Total deconsolidation of Tamarix LP adjustment	209	(2,383)	(2,174)	—	—	—

Balance at September 30, 2012 and 2011, respectively	$54,686	$—	$54,686	$52,206	$—	$52,206

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$5,389	$(4,699)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred financing closing costs	287	—
Amortization of discounts and premium	(541)	2
Amortization and write-off of of deferred fee revenue	(146)	(134)
Cash collection of deferred fee revenue	194	—
Reversal of paid-in-kind interest income on non-accrual loans	—	110
Loan loss recovery on loans receivable and loans receivable pledged to creditors	—	(418)
Loss on sale of loans to OFS Capital WM	—	889
Net realized loss on investments—related party	1,257	—
Gain on payable under securities loan agreement	—	(71)
Net change in unrealized appreciation on investments	(234)	—
(Income) loss from equity investments in OFS Capital WM	(2,645)	3,268
Income from equity investments in Tamarix LP	(378)	—
Unrealized loss on warrants	—	156
Purchase of portfolio investments	(34,110)	—
Proceeds from principal payments on portfolio investments	17,791	—
Proceeds from sale of portfolio investments—related party	4,157	—
Other income	(29)	(89)
Write-off of uncollectible receivables	290	—
Cumulative effect of accounting change	(570)	—
Changes in operating assets and liabilities:
Interest receivable and other assets, net	(55)	(123)
Accrued paid-in-kind interest	(193)	(145)
Due to/from affiliated entities, net	211	526
Interest payable	(138)	—
Management fee payable	646	—
Accrued expenses and accounts payable	98	(4)

Net cash used in operating activities	(8,719)	(732)

Cash Flows From Investing Activities
Loan receivables originations	—	(9,900)
Loan receivables collections and payoffs	—	3,393
Collections and payoffs on loans receivable pledged to creditors	—	5,906
Collections on interest receivable pledged to creditors	—	65
Advances and other assets	(99)	(203)
Distribution from OFS Capital WM	1,225	7,970
Distribution from Tamarix GP	52	—
Consolidation of cash from OFS Capital WM	9,581	—
Deconsolidation of cash of Tamarix LP	(711)	—

Net cash provided by investing activities	10,048	7,231

(Continued)

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Financing Activities
Net proceeds from revolving lines of credit	6,286	—
Notes payable due to the SBA	14,000	—
Repayment of advance due to affiliated entities	(6,796)	(1,767)
Advance from affiliated entities	—	1,497
Distributions to member	(2,710)	—
Contributions from non-controlling interests	2,590	—
Distributions to non-controlling interests	(225)	—
Syndication costs	(209)	—
Syndication costs allocated to non-controlling interests	(121)	—
Repayment of payable under loan securities agreement	—	(6,335)
Deferred offering costs	(361)	(602)
Deferred financing costs	(640)	—

Net cash provided by (used in) financing activities	11,814	(7,207)

Net increase (decrease) in cash and cash equivalents	13,143	(708)
Cash and cash equivalents—beginning of period	814	942

Cash and cash equivalents—end of period	$13,957	$234

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$3,092	$—

Supplemental Disclosure of Noncash Financing and Investing Activities:
Accrued deferred offering costs	$3,665	$2,961
Member distribution payable	4,000	—
Equity contribution from member recognized due to the difference between the purchase price and fair value of the loan investment purchased from OFS Capital WM	1,227	—
Equity interests received in connection with loan purchase and restructuring	539	—
Reclasification of other liabilities to capital contribution from non-controlling interests	206	—
Capital contribution from non-controlling interests via a reduction of management fee payable—related party	200	—
Receivable from investment sold to a related party	792	—
Derecognition of payable under securities loan agreement under sale accounting	—	74,945
Derecognition of loans receivable pledged to creditors under sale accounting	—	77,055
Derecognition of interest receivable pledged to creditors under sale accounting	—	212
Loans distributed from OFS Capital WM on June 30, 2011	—	7,245

(Continued)

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Supplemental Disclosure of Noncash Financing and Investing Activities:
Reduction of equity investments in OFS Capital WM as a result of the June 30, 2011 loan distributions	—	6,656
Deferred fee revenue recognized as a result of the June 30, 2011 loan distributions	—	589
Reclassification of deferred offering costs to other assets	—	13
Loan principal collection due from OFS Capital WM as a result of the June 30, 2011 loan distributions	—	5
Elimination of equity investment in OFS Capital WM and consolidation of assets and liabilities of OFS Capital WM effective March 30, 2012:
Restricted cash and cash equivalents	623	—
Interest receivable	920	—
Investments, at fair value	197,765	—
Deferred financing costs, net of accumulated amortization	2,637	—
Revolving line of credit—Wells Fargo	134,123	—
Revolving line of credit—Madison Capital	30,752	—
Interest payable	1,647	—
Management fee payable	314	—
Due to affiliated entity	18	—
Accrued expenses and other liabilities	132	—
Deconsolidation of assets and liabilities of Tamarix LP and recording of an equity investment in Tamarix LP under the equity method of accounting effective July 27, 2012:
Interest receivable and other assets	240	—
Investments, at fair value	20,109	—
Deferred financing costs, net of accumulated amortization	640	—
Notes payable due to the SBA	14,000
Management fee payable	427	—
Accrued expenses and other liabilities	428	—
Syndication costs	(209)	—
Non-controlling interests	2,383	—
Loans distributed to member	—	8,588
Reversal of loan loss reserve for loans distributed to member	—	314
Adjustments to loan discounts and fees upon member loan distribution, net	—	534
Equity Interests distributed to member	—	4,688
Equity Interests distributed to member	—	189
Equity interests received in connection with a newly originated loan	—	500

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 1. Nature of Business

Organization: OFS Capital Corporation (F/K/A: OFS Capital, LLC) and its subsidiaries (“OFS Capital”, the “Company”, or “we”) invest primarily in middle-market loans in the United States. On December 31, 2009, the Company completed a corporate reorganization (“Reorganization”), whereby OFS Capital and its wholly owned subsidiary transferred substantially all of their assets to the parent of OFS Capital, Orchard First Source Asset Management, LLC (“OFSAM”).

On September 28, 2010, as a result of the OFS Capital WM Transaction (as defined and described in more detail in Note 3), OFS Capital became the 100% equity owner of OFS Capital WM, LLC (“OFS Capital WM”).

On September 29, 2011, OFS Capital became the primary beneficiary in Tamarix Capital Partners, LP (F/K/A: Tamarix Financial Partners, LP, “Tamarix LP”), a variable interest entity (“VIE”) under the applicable provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810, “Consolidation” (ASC Topic 810). On May 10, 2012, upon Tamarix LP’s receipt of a Small Business Investment Company (“SBIC”) license, OFS Capital became a 68.4% limited partner in Tamarix LP (see Note 4 for more detail).

On November 7, 2012, in connection with its initial public offering (“IPO”), the Company converted from a limited liability company to a corporation and changed its name to OFS Capital Corporation (see Note 10 for more detail related to the IPO).

From time to time, the term OFS Capital, the Company, or we may be used herein to refer to OFS Capital, individually, or OFS Capital and/or its subsidiaries either collectively or individually.

Note 2. Summary of Significant Accounting Policies

Interim financial statements: The unaudited consolidated financial statements of the Company as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals and adjustments except: (1) OFS Capital’s consolidation of the financial statements of OFS Capital WM effective March 30, 2012 (see Note 3); (2) cumulative effect of accounting change to convert from cost to fair value accounting on Tamarix LP’s portfolio investments effective May 10, 2012, as a result of Tamarix LP’s receipt of the SBIC license and conversion to an investment company (see Cumulative effect of accounting change section below); (3) deconsolidation of the financial statements of Tamarix LP effective July 27, 2012 (see Note 4), and (4) the sale accounting treatment of the OFS Capital WM Transaction effective February 23, 2011 (see Note 3), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods). These operating results are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2012. The notes to the unaudited consolidated financial statements should be read in conjunction with the notes to OFS Capital’s December 31, 2011 audited consolidated financial statements, as well as OFS Capital WM’s December 31, 2011 audited financial statements, both of which are contained within the registration statement on Form N-2 that the Company has filed with the SEC.

Principles of consolidation: The Company’s September 30, 2012 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OFS Capital WM and OFS Funding, LLC. The Company consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. The Company also consolidates a VIE if it is the primary beneficiary in the VIE. All intercompany balances and transactions have been eliminated in consolidation. Effective March 30, 2012, the Company consolidated the financial statements of OFS Capital WM into its own (see Note 3). Effective July 27, 2012, the Company deconsolidated the financial statements of Tamarix LP from its own (see Note 4).

Cumulative effect of accounting change: Equity contributions made by potential investors in Tamarix LP prior to issuance of the SBIC license on May 10, 2012 were contingent upon receipt of the SBIC license, and were fully refundable in the event that Tamarix LP failed to obtain such license. As a result, prior to May 10, 2012, Tamarix LP was not deemed to be an investment company and

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 2. Summary of Significant Accounting Policies (Continued)

accordingly, followed the same accounting principles as its primary beneficiary, OFS Capital, to account for its loans receivable at cost, and its equity interests under the cost method of accounting, on the consolidated financial statements of OFS Capital. On May 10, 2012, upon receipt of the SBIC license, Tamarix LP was deemed to be an investment company under Accounting Standards Codification 946, “Financial Services – Investment Companies” (“ASC Topic 946”), and began reporting its investment assets at fair value. Accordingly, effective May 10, 2012, Tamarix LP changed its accounting principle from cost to fair value for measuring its portfolio investments, and recorded a cumulative effect of accounting change in the amount of $570 to reflect the difference between the fair value and cost basis of its portfolio investments at May 10, 2012.

The cumulative effect of accounting change at May 10, 2012 reflects the effect of Tamarix LP’s conversion to an investment company as follows:

Cumulative Effect of Conversion to an Investment Company

Effect of recording loans at fair value	$211
Effect of recording equity investments at fair value	140
Elimination of allowance for loan losses	219

$570

Fair value of financial instruments: Investments held by OFS Capital WM and Tamarix LP are recorded at their estimated fair value under ASC Topic 810. See Note 7 for more detailed disclosure.

Use of estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company places its cash in financial institutions and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents: Restricted cash and cash equivalents represent amounts maintained in the Unfunded Exposure Account of OFS Capital WM as defined by the Loan Sale Agreement and other applicable transaction documents and are subject to the lien of the trustee for the benefit of the secured parties of OFS Capital WM (see Note 3). Proceeds in the Unfunded Exposure Account along with advances under the OFS Capital WM Credit Facility (see Note 8) are utilized to fund certain eligible loans owned by OFS Capital WM that have unfunded revolving commitments.

Loans receivable: Loans receivable are recorded at unpaid principal balance less allowance for loan losses and net unamortized deferred loan origination fees and costs, or at adjusted cost if charge-offs have been applied on a specific loan basis.

Allowances for loan losses: The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. When determining the adequacy of the allowance for loan losses, the following factors are considered: historical internal experience and current industry conditions, economic conditions and trends, credit quality trends and other factors deemed relevant. Additions to the allowance are charged to current period earnings through the provision for loan losses. Periodically, management may determine that it is appropriate to charge-off a portion of an existing loan. Upon the resolution of a loan that has remaining outstanding amounts that have been reserved for and are determined to be uncollectible, such amounts are charged off directly against the allowance for loan losses. To the extent that an amount was not reserved, then this amount is charged off through the provision for loan losses on the consolidated statement of operations.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 2. Summary of Significant Accounting Policies (Continued)

The Company focuses its lending activities in the commercial loan category, which includes loans for general business purposes, including financing for acquisitions, recapitalizations, and working capital. The Company assesses risk in its commercial loans based generally on the financial condition, operating performance, enterprise value, and repayment prospects of the underlying obligors.

The allowance for loan losses consists of two components, a general reserve component and a specific reserve component.

The general component of the allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies (ASC Topic 450). The general component represents a company’s estimate of losses inherent, but unidentified, in its portfolio as of the balance sheet date. The general component of the allowance for loan losses is estimated based upon a review of the loan portfolio’s risk characteristics and analysis of the loans in the portfolio to arrive at an estimated probability of default and estimated severity of loss based, among other things, on loan type, internal risk rating, and overall consideration of general economic conditions and trends.

The specifically allocated component of the allowance for loan losses is generated from individual loans that are impaired and is determined in accordance with Accounting Standards Codification 310, “Receivables” (“ASC Topic 310”). The Company considers a loan to be impaired when, based on current information and events, it believes it is probable that it will be unable to collect all contractual principal and interest amounts due on the loan.

Loan origination fees and costs: Loan origination fees and costs are deferred, recorded as part of loans receivable and amortized over the life of the loan as an adjustment to the yield in interest income. On February 23, 2011, under the sale accounting treatment, as a result of the OFS Capital WM Transaction (see Note 3), the Company wrote off all unamortized loan origination fees and costs on loans sold to OFS Capital WM in the net amount of $283. On June 30, 2011, in connection with the loan distribution by OFS Capital WM to the Company, the Company recorded deferred revenue in the amount of $589. As of December 31, 2011, unamortized loan origination fees and costs were $803.

Investments and related investment income: OFS Capital determines the fair value of the portfolio investments held by OFS Capital WM and Tamarix LP. The determination of the fair value of the portfolio investments includes an analysis of the value of any unfunded loan commitments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. The Company accrues interest income until certain events take place, which may place a loan into a non-accrual status. Premiums, discounts and origination fees are amortized or accreted into interest income over the life of the respective debt investment. As of September 30, 2012, unamortized discounts and origination fees on debt investments held by OFS Capital WM amounted to $2,541. For the three and nine months ended September 30, 2012, the Company recognized net loan origination fee income of $206 and $687, respectively. For the three and nine months ended September 30, 2011, the Company recognized net loan origination fee income of $53 and $132, respectively.

For investments with contractual payment-in-kind interest (“PIK”), which represent contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended September 30, 2012, the Company recognized PIK interest in the amount of $99 and $193, respectively. For the three and nine months ended September 30, 2011, the Company recognized PIK interest in the amount of $35. Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and further designated as either non-accrual cash method or non-accrual cost recovery method. Loans are generally placed on non-accrual when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 2. Summary of Significant Accounting Policies (Continued)

well secured and in the process of collection), or (ii) in the opinion of the Company’s management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. There were no non-accrual loans at September 30, 2012 and December 31, 2011.

Deferred offering costs: The Company defers costs related to its proposed public offering until completion of the offering. These costs include professional fees, registration costs, printing, and other miscellaneous offering costs. As of September 30, 2012 and December 31, 2011, the Company had recorded $5,235 and $4,253, respectively, of deferred offering costs, of which $3,665 and $3,078 was unpaid and accrued for at September 30, 2012 and December 31, 2011, respectively.

Deferred financing closing costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized over the estimated average life of the borrowings. As of September 30, 2012, unamortized deferred financing costs recorded by OFS Capital WM amounted to $3,025. For the three and nine months ended September 30, 2012, the Company recorded amortization expense of $144, and $287, respectively, on its deferred financing costs.

Equity investments: Historically, the Company had received various equity ownership interests from its borrowers as partial consideration for loan modifications or restructurings or from exercising its rights under various loan documents. The Company applied foreclosure accounting and recorded these equity interests at fair value at the time of the loan restructurings. Equity interests were reviewed subsequently for potential impairment, and there were no such equity interests at September 30, 2012 and 2011.

In connection with certain lending arrangements, the Company may receive warrants to purchase shares of stock from the borrowers. Because the warrant agreements typically contain net exercise or “cashless” exercise provisions, the warrants qualify as derivative instruments under Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC Topic 815”). Such warrants are considered loan fees and are recorded as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with the Company’s income recognition policy. As such warrants held are deemed to be derivative, they are periodically measured at fair value. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on warrants. For the three and nine months ended September 30, 2011, the Company recognized an unrealized loss on warrants in the amount of $0 and $156, respectively. For the three and nine months ended September 30, 2012, the Company did not recognize any unrealized gain or loss on warrants.

For the three months ended March 31, 2012, and three and nine months ended September 30, 2011, under the equity method of accounting, the Company’s 100% share of the net income or loss of OFS Capital WM was included in “Income (loss) from equity interests in OFS Capital WM” in the consolidated statements of operations. Commencing with the execution of the WM 2012 Loan Amendment, effective April 1, 2012, OFS Capital consolidated the statement of operations of OFS Capital WM into its own.

Effective July 27, 2012, the Company deconsolidated the financial statements of Tamarix LP from its own, and adopted the equity method of accounting to account for its investment in Tamarix LP (see Note 4). Accordingly, commencing July 27, 2012, the Company’s share of the net income or loss of Tamarix LP was included in “Income from Tamarix LP” in the consolidated statements of operations.

Interest income on loans receivable: Interest on loans receivable is credited to income as earned. Interest receivable is accrued only if deemed collectible. The Company accrues interest income until certain events take place, which may place a loan into a non-accrual status. For loans with contractual payment-in-kind interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 2. Summary of Significant Accounting Policies (Continued)

Interest expense: Interest expense is recognized on the accrual basis.

Syndication costs: Costs incurred in the private placement offering of Tamarix LP’s interests were charged against partners’ capital as incurred.

Organization costs: Costs incurred in organizing Tamarix LP were expensed as incurred and are included in other administrative expenses on the Company’s consolidated statements of operations.

Concentration of credit risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal.

Income taxes: The Company does not record a provision for federal income taxes or deferred tax benefits because its income is taxable to its member. The financial statements, therefore, reflect the Company’s transactions without adjustments required for federal income tax purposes.

The Company follows the guidance in Accounting Standards Codification 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with tax accounting standards. There were no material uncertain income tax positions as of and for the three and nine months ended September 30, 2012 and 2011. The Company is not subject to examination by U.S. federal or state tax authorities for tax years before 2009.

Reporting segments: In accordance with segment guidance set by Accounting Standards Codification 280, “Segment Reporting” (“ASC Topic 280”), the Company has determined that it has a single reporting segment and operating unit structure.

Transfers of financial assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. In addition, for transfers of a portion of financial assets (for example, participations of loans receivable), the transfer must meet the definition of a “participating interest” in order to account for the transfer as a sale.

Recent accounting pronouncements: In January 2011, the FASB issued ASU No. 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-1). The FASB determined that certain provisions relating to Troubled Debt Restructurings (“TDRs”) should be deferred until additional guidance and clarification on the definition of TDRs were issued. In April 2011, the FASB issued ASU No. 2011-2, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-2). ASU 2011-2 amends ASC Topic 310 — Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-2 also makes disclosure requirements deferred under ASU 2011-1 effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03). The amendments in this update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 2. Summary of Significant Accounting Policies (Continued)

The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In November 2011, the FASB issued ASU 2011-11 — Balance Sheet (Topic 210) containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact of ASU 2011-11 on its future consolidated financial statements.

Reclassifications: Certain amounts previously reported have been reclassified where appropriate to conform to the current year’s presentation. These reclassifications have no effect on the reported net income (loss) for three and nine months ended September 30, 2012 and 2011.

Note 3. OFS Capital WM

OFS Capital WM Transaction

On September 28, 2010, OFS Capital entered into a Loan Sale Agreement with OFS Capital WM, pursuant to which OFS Capital transferred eligible loans or its 100% participating interest in certain loans as defined by the agreement (“Eligible Loans”) with $96,906 in principal to OFS Capital WM in exchange for cash of $36,255 and a 100% ownership interest in OFS Capital WM (“OFS Capital WM Transaction”).

The OFS Capital WM Transaction was a true sale for legal purposes. Under the Loan Sale Agreement and other applicable transaction documents between the Company and OFS Capital WM (collectively, the “Loan Documents”), dated September 28, 2010, OFS Capital is not permitted to revoke the sale. Wells Fargo Delaware Trust Company, N.A., acts as the trustee for the benefit of the lenders under the credit facility that forms part of the Loan Documents. The Eligible Loans are pledged by OFS Capital WM to the trustee for the benefit of the lenders. OFS Capital is not entitled or obligated to repurchase or redeem the Eligible Loans, other than a customary obligation to repurchase loans for breach of representations and warranties with respect to the eligibility of such loans. In addition, OFS Capital had the right, at its option, to purchase loans then owned by OFS Capital WM, at fair value, subject to a 20% purchase and substitution limit as prescribed in the Loan Documents (the “Call Right”).

OFS Capital accounted for the OFS Capital WM Transaction as a secured borrowing in accordance with the relevant provisions under ASC Topic 860 (Transfers and Servicing). Accordingly, on September 28, 2010, OFS Capital reclassified the loans it transferred to OFS Capital WM to loans receivable pledged to creditors on its consolidated balance sheet. In addition, on September 28, 2010, in consideration for the cash and 100% equity interest in OFS Capital WM, the Company recorded a corresponding payable under securities loan agreement.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 3. OFS Capital WM (Continued)

Effective February 23, 2011, the Company amended the Loan Documents pursuant to which the Call Right and certain other rights of OFS Capital were removed. This amendment was entered into to ensure that the original intent of the parties to treat the OFS Capital WM Transaction as a true sale for both legal and accounting purposes was satisfied and to eliminate any provision that may be interpreted as contrary to that intent. For the period January 1, 2011 through February 23, 2011, OFS Capital recognized interest income on loans pledged to creditors in the amount of $831 and recorded interest expense of $831 on the payable under securities loan agreement for the same period. On February 23, 2011, as a result of the amendment to the Loan Documents, under the sale accounting treatment, the Company derecognized the loans pledged to creditors in the carrying value of $75,621 (net of loan loss allowance of $1,151 and net deferred revenue of $283), interest receivable pledged to creditors in the amount of $213, and the payable under securities agreement in the amount of $74,945. The difference between the receivables pledged to creditors and payable under securities agreement, was recognized as a loss from the sale in the amount of $889.

Consolidation of OFS Capital WM

OFS Capital WM is a wholly owned subsidiary of OFS Capital formed in August 2010 with the limited purpose of holding, acquiring, managing and financing senior secured loan investments to middle-market companies in the United States. Prior to March 30, 2012, the Company determined that OFS Capital WM was a VIE of OFS Capital under the applicable provisions of ASC Topic 810. OFS Capital, as the owner of 100% of the equity of OFS Capital WM, has the obligation to absorb losses and the right to receive benefits, either of which could be significant to the VIE. However, prior to March 30, 2012, despite its 100% equity interest in OFS Capital WM, OFS Capital was not the primary beneficiary of OFS Capital WM as OFS Capital lacked the power, through voting interests or similar rights, to direct the activities of OFS Capital WM that most significantly impact its economic performance. The Company had concluded that MCF Capital Management, LLC (the “Loan Manager”) was the primary beneficiary of OFS Capital WM, because (1) under the terms of the loan facility of OFS Capital WM, the Loan Manager had the sole authority to service, administer and exercise rights and remedies in respect of the assets in OFS Capital WM’s portfolio; (2) the Loan Manager had the sole authority to determine whether to cause assets to be sold or acquired by OFS Capital WM, subject to certain limited circumstances where the Company has consent rights, as administrative manager of OFS Capital WM; (3) OFS Capital, as the administrative manager of OFS Capital WM, carried out duties of OFS Capital WM primarily limited to administrative matters, and (4) for its service, the Loan Manager receives a fee. The Company had determined the Loan Manager’s right to receive a loan management fee from OFS Capital WM, the interest of its related party in the class B loans of OFS Capital WM, and the implicit financial responsibility of the Loan Manager to ensure the VIE operates as designed were significant to OFS Capital WM. Since the Loan Manager was the primary beneficiary of OFS Capital WM, prior to March 30, 2012, the Company did not consolidate the financial statements of OFS Capital WM but instead accounted for its ownership interest under the equity method of accounting.

Through March 30, 2012, OFS Capital WM’s loan portfolio was essentially fully funded, which makes future management activities a critical component to ensure satisfactory credit quality and profitability of OFS Capital WM’s loan portfolio. Effective March 30, 2012, OFS Capital entered into an agreement with OFS Capital WM and the Loan Manager to amend the credit facility of OFS Capital WM (WM 2012 Loan Amendment), as a result of which, (1) instead of the Loan Manager having the sole authority to determine actions on any proposed amendment, modification, restructuring, and waiver of loans, the Loan Manager is required to consult with OFS Capital before taking any such actions with a borrower; (2) instead of the Loan Manager having the sole authority to call or waive any default with respect to any loan, the Loan Manager is required to consult with OFS Capital before taking any such actions with a borrower, and (3) instead of the Loan Manager having the sole authority to vote to accelerate the maturity of any loan, the Loan Manager is required to consult with OFS Capital before taking any such actions with a borrower. If OFS Capital indicates in writing that it is dissatisfied with any actions in respect of the foregoing ultimately taken by the Loan Manager, pursuant to the WM 2012 Loan Amendment, the Loan Manager may pursue the course of action which it has recommended; however, the Loan Manager will also be obligated to promptly engage a third party broker/dealer to sell the loan in question, with OFS Capital possessing the sole right to negotiate and approve the terms of any such sale transaction (including price), as well as the sole right to terminate any loan

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 3. OFS Capital WM (Continued)

sale discussions and to block any prospective loan sale. In consideration for the rights received as a result of the WM 2012 Loan Amendment, OFS Capital agreed to give up a right of first refusal that it possessed with respect to future transactions substantially similar to the OFS Capital WM Transaction that the Loan Manager and/or its affiliates may seek to conduct with third parties.

The WM 2012 Loan Amendment granted OFS Capital significant participating rights. Additionally, owing to: (1) the significant repayment since September 28, 2010 of the preponderant portion of the loans transferred to OFS Capital WM on that date and over which OFS Capital did not have the right to consent to, or withhold consent from, loan purchase or sale recommendations made by the Loan Manager, as well as (2) the nearly full ramping and funding of OFS Capital WM’s loan portfolio as of March 2012, OFS Capital now has the right to consent to, or withhold consent from, purchase or sale recommendations made by the Loan Manager with respect to a very high percentage of loans in the OFS Capital WM loan portfolio. Therefore, effective March 30, 2012, OFS Capital possessed the power to direct the activities of OFS Capital WM that most significantly impact OFS Capital WM’s economic performance. This resulted in OFS Capital’s succeeding to the controlling financial interest in OFS Capital WM, OFS Capital WM’s discontinuation as a VIE, and OFS Capital’s consolidation of OFS Capital WM, effective March 30, 2012.

The following pro forma presentation assumes OFS Capital’s consolidation of OFS Capital WM took place on January 1, 2012 and 2011, respectively, and shows the pro forma effect on income (loss) from operations. The pro forma statement of operations for the three months ended September 30, 2012 is not presented, as OFS Capital’s historical statement of operations for such period has already reflected its consolidation of the operations of OFS Capital WM.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 3. OFS Capital WM (Continued)

	Nine Months Ended September 30, 2012
	(Unaudited)
		Pro Forma
	Historical	Adjustments		Pro Forma
Interest, dividend, and fee income	$9,197	4,269	(1)	$13,466
Interest expense on borrowed funds	2,956	1,730	(1)	4,686

Net interest income	6,241	2,539		8,780

Non-interest income:
Income from equity interest in OFS Capital WM	2,645	(2,645	)(1)	—
Income from equity interest in Tamarix LP	378	—		378
Other income	29	—		29
Net change in unrealized appreciation on investments	234	548	(1)	782

Total non-interest income	3,286	(2,097)		1,189

Non-interest expenses:
Amortization of deferred financing closing costs	287	143	(1)	430
Net realized loss on investments—related party	1,257	—		1,257
Management fee expense—Loan Manager	514	267	(1)	781
Management fee expense—related parties	1,668	—		1,668
Professional fees	489	(2	)(1)	487
Other administrative expenses	493	34	(1)	527

Total non-interest expense	4,708	442		5,150

Net income (loss) before cumulative effect of accounting change	4,819	—		4,819
Cumulative effect of accounting change	570	—		570

Net income	5,389	—		5,389

Less: Net loss attributable to the non-controlling interests	(61)	—		(61)

Net income attributable to OFS Capital	$5,450	$—		$5,450

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 3. OFS Capital WM (Continued)

	Three Months Ended September 30, 2011 (unaudited)				Nine Months Ended September 30, 2011 (unaudited)
	Historical	Pro Forma Adjustments		Pro Forma	Historical	Pro Forma Adjustments		Pro Forma
Interest, dividend, and fee income	$287	$3,019	(1)	$3,306	$1,276	$10,122	(1)	$11,398
Interest expense on borrowed funds	—	958	(1)	958	831	3,081	(1)	3,912

Net interest income	287	2,061		2,348	445	7,041		7,486
Loan loss provision (recovery) on loans receivable and loans receivable pledged to creditors	287	—		287	(418)	—		(418)

Net interest income after loan loss provision (recovery)	—	2,061		2,061	863	7,041		7,904

Non-interest income:
Gain on payable under securities loan agreement	—	—		—	71	(71	)(1)	—
Other income	—	—		—	89	—		89

Total non-interest income	—	—		—	160	(71)		89

Non-interest expenses:
Amortization of deferred financing closing costs	—	144	(1)	144	—	428	(1)	428
Loss from equity interest in OFS Capital WM	4,748	(4,748	)(1)	—	3,268	(3,268	)(1)	—
Loss on sale of loans to OFS Capital WM	—	—		—	889	(889	)(1)	—
Net realized loss on investments	—	—		—	—	991	(1)	991
Net realized loss on investments—related party	—	—		—	—	248	(1)	248
Unrealized loss on warrants	—	—		—	156	—		156
Net change in unrealized depreciation on investments	—	6,439	(1)	6,439	—	7,566	(1)	7,566
Management fee expense—related party	319	—		319	1,063	—		1,063
Management fee expense—Loan Manager	—	150	(1)	150	—	650	(1)	650
Professional fees	31	48	(1)	79	115	255	(1)	370
Other administrative expenses	78	28	(1)	106	231	100	(1)	331

Total non-interest expense	5,176	2,061		7,237	5,722	6,081		11,803

Net income (loss)	$(5,176)	$—		$(5,176)	$(4,699)	$889		$(3,810)

Pro Forma Adjustments:

(1)	To eliminate OFS Capital’s income (loss) from equity investment in OFS Capital WM and consolidate OFS Capital WM’s statement of operations into OFS Capital’s for the nine months ended September 30, 2012, as well as for the three and nine months ended September 30, 2011. To eliminate loss on sale of loans to OFS Capital WM for the nine months ended September 30, 2011.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 4. Tamarix LP

Tamarix LP is a Delaware limited partnership formed in January 2010, which commenced operations in September 2011. Tamarix LP applied for an SBIC license from the Small Business Administration (“SBA”), in order to become a SBIC regulated fund under the Small Business Investment Company Act of 1958 (the “SBIC Act”). In September and November 2011, OFS Capital entered into loan agreements with Tamarix LP pursuant to which OFS Capital lent an aggregate of $16,750 to Tamarix LP. Tamarix LP utilized these funds to originate loans with an aggregate face value of $14,750 and acquire equity interests in its borrowers for $2,455. OFS Capital’s loans to Tamarix LP were fully secured by pledges of Tamarix LP’s loans and equity interests in its borrowers.

On May 10, 2012, Tamarix LP received the SBIC license. From September 29, 2011 through May 10, 2012, Tamarix LP was deemed to be a VIE of OFS Capital under ASC Topic 810 as the equity interests in Tamarix LP had not been called and, accordingly, it would not be possible for Tamarix LP to finance its activities without additional subordinated financial support. OFS Capital’s debt interest was considered the sole variable interest in Tamarix LP and OFS Capital was deemed to be the primary beneficiary in Tamarix LP for the period from September 29, 2011 to May 10, 2012. The investment and exit decisions, day-to-day investment activities and underlying assets of Tamarix LP are managed by its general partner, Tamarix Capital G.P., LLC (“Tamarix GP”), which is controlled by three individuals (“Tamarix Individuals) who were employed by an affiliate of OFS Capital, each of whom, together with Glenn Pittson, OFS Capital’s Chief Executive Officer, have previously been approved by the SBA to manage Tamarix LP. For accounting purposes, however, as secured lender to Tamarix LP, as well as employer (through affiliated entity) of the three individuals, OFS Capital ultimately was deemed under the applicable accounting literature to have the power to direct the activities of Tamarix LP that most significantly impacted Tamarix LP’s economic performance. Further, OFS Capital had the obligation as a secured lender to absorb losses of Tamarix LP that could potentially be significant to Tamarix LP.

Since, upon its licensure as an SBIC fund on May 10, 2012, (1) Tamarix LP had (and continues to have) sufficient equity at risk to finance its future activities without additional subordinated financial support, and (2) there continued to be a controlling financial interest holder in Tamarix LP, effective May 10, 2012, Tamarix LP was no longer a VIE, but instead a limited partnership guided under ASC Topic 810. Subsequent to May 10, 2012, OFS Capital was deemed under the applicable accounting literature to continue to hold the controlling financial interest in Tamarix LP since OFS Capital continued to have the power to direct the activities of Tamarix LP that most significantly impacted Tamarix LP’s economic performance, and the obligation to absorb losses that could potentially be significant to Tamarix LP. In addition, as the 68.4% limited partner in Tamarix LP, OFS Capital also possessed the right to receive benefits from Tamarix LP that could potentially be significant to Tamarix LP. Therefore, subsequent to May 10, 2012, OFS Capital continued to consolidate the financial statements of Tamarix LP into its own.

In June 2012, Tamarix LP received a $30,110 SBA leverage commitment, which is issuable by the SBA in the form of debenture securities and which terminates in September 2016. The SBA charges a 3% leverage fee and a 0.425% underwriter’s fee on these commitments. The fee is payable in two stages: (1) 1% of the committed amount when the leverage commitment is received and (2) the remaining 2% plus the underwriting fee as funds are drawn. The SBA may limit the amount that may be drawn each year under this commitment, and each issuance of leverage is conditioned on Tamarix LP’s full compliance, as determined by the SBA, with the terms and conditions set forth under the SBIC Act. In June 2012, Tamarix LP paid the 1% fee in the amount of $301 to the SBA. On July 27, 2012, in connection with a $14,000 leverage draw, Tamarix LP was charged fees of $339 by the SBA. The foregoing fees are recorded by Tamarix LP as deferred financing costs and will be amortized on a straight-line basis over a period of ten years as Tamarix LP draws down the leverage commitment.

Deconsolidation of Tamarix LP

On July 27, 2012, Tamarix LP received leverage of $14,000 from the SBA and repaid its loans due to OFS Capital, including accrued interest, in the total amount of approximately $16,577. Also effective July 27, 2012, Tamarix Individuals resigned as employees from the affiliated entity of OFS Capital.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 4. Tamarix LP (Continued)

Due to the resignation of Tamarix Individuals, effective July 27, 2012, OFS Capital was no longer deemed to have the power to direct the activities of Tamarix LP that most significantly impacted Tamarix LP’s economic performance. Effective July 27, 2012, Tamarix GP, as the general partner of Tamarix LP controlled by Tamarix Individuals, obtained the power from OFS Capital to direct the activities of Tamarix LP that most significantly impacted Tamarix LP’s economic performance. In addition, because of Tamarix LP’s payoff of its loans due to OFS Capital, OFS Capital no longer had the obligation to absorb losses from Tamarix LP that could be potentially significant to Tamarix LP as it had prior to July 27, 2012 as a secured lender to Tamarix LP. As a result, effective July 27, 2012, OFS Capital was no longer deemed to hold the controlling interest in Tamarix LP.

Since OFS Capital no longer held the controlling interest in Tamarix LP, effective July 27, 2012, OFS Capital deconsolidated Tamarix LP’s financial statements from its own, and adopted the equity method of accounting to record its equity investment in Tamarix LP. Accordingly, the Company’s September 30, 2012 consolidated balance sheet no longer includes the accounts of Tamarix LP, and the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012 reflect the statements of operations from Tamarix LP only through July 27, 2012.

The following pro forma presentation assumes OFS Capital’s deconsolidation of Tamarix LP took place on January 1, 2012 and shows the pro forma effect on income (loss) from operations. The pro forma statements of operations for the three and nine months ended September 30, 2011 are not presented, as Tamarix LP had minimal activities that affected its net income during such periods.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 4. Tamarix LP (Continued)

	Three Months Ended September 30, 2012 (unaudited)				Nine Months Ended September 30, 2012 (unaudited)
	Historical	Pro Forma Adjustments		Pro Forma	Historical	Pro Forma Adjustments		Pro Forma
Interest, dividend, and fee income	$4,035	$(98	)(1)	$3,937	$9,197	$(428	)(1)	$8,769
Interest expense on borrowed funds	1,511	(3	)(1)	1,508	2,956	(3	)(1)	2,953

Net interest income	2,524	(95)		2,429	6,241	(425)		5,816
Non-interest income:
Income from equity interests in OFS Capital WM	—	—		—	2,645	—		2,645
Income (loss) from equity interests in Tamarix LP	378	(31	)(1)	347	378	(62	)(1)	316
Net change in unrealized appreciation on investments	1,173	—		1,173	234	273	(1)	507
Other income	32	—		32	29	—		29

Total non-interest income	1,583	(31)		1,552	3,286	211		3,497

Non-interest expenses:
Amortization of deferred financing closing costs	144	—		144	287	—		287
Net realized loss on investments—related party	92	—		92	1,257	—		1,257
Unrealized loss on warrants	—	—		—	—	—		—
Management fee expense—Loan Manager	261	—		261	514	—		514
Management fee expense—related parties	481	(150	)(1)	331	1,668	(627	)(1)	1,041
Professional fees	86	(5	)(1)	81	489	(45	)(1)	444
Other administrative expenses	115	(3	)(1)	112	493	(173	)(1)	320

Total non-interest expense	1,179	(158)		1,021	4,708	(845)		3,863

Net income (loss) before cumulative effect of accounting change	2,928	32		2,960	4,819	631		5,450
Cumulative effect of accounting change	—	—	(1)	—	570	(570	)(1)	—

Net income	2,928	32		2,960	5,389	61		5,450
Less: Net loss attributable to the non-controlling interests	(32)	32	(1)	—	(61)	61	(1)	—

Net income attributable to OFS Capital	$2,960	$—		$2,960	$5,450	$—		$5,450

Pro Forma Adjustments:

(1)	To deconsolidate the statement of operations of Tamarix LP for the period January 1, 2012 through July 27, 2012 from OFS Capital’s consolidated statements of operations for the three and nine months ended September 30, 2012.

Note. 5 Loans Receivable

At September 30, 2012, the Company had no loans receivable.

As a result of the February 23, 2011 amendment to the Loan Documents (see Note 3), which resulted in the derecognition of the loans receivable pledged to creditors under the sale accounting, there were no outstanding balance on loans receivable pledged to creditors at either September 30, 2012 or December 31, 2011.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note. 5 Loans Receivable (Continued)

Average impaired loans during the nine months ended September 30, 2011 totaled $1,370. Average impaired loans, net of the allowance for loan loss, during the nine months ended September 30, 2011 was $1,205. Income recognized on the sole impaired loan, which was repaid on June 30, 2011, on the cash and accrual basis for the three and nine months ended September 30, 2011 was $0.

There were no TDRs with respect to the Company’s loans during the nine months ended September 30, 2011. As of December 31, 2011, OFS Capital had no past due loans.

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt and comply with various terms of their loan agreements. The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends. Generally, all loans receive a financial review no less frequently than quarterly to monitor and adjust, if necessary, the credit’s risk categorization.

The Company categorizes loans into the following risk categories based on relevant information about the ability of borrowers to service their debt:

1 (Low Risk) – A risk rated 1, or Low Risk, credit is a credit that has most satisfactory asset quality and liquidity, good leverage capacity. It maintains predictable and strong cash flows from operations. The trends and outlook for the credit’s operations, balance sheet, and industry are neutral to favorable. Collateral, if appropriate, has maintained value and would be capable of being liquidated on a timely basis. Overall a 1 rated credit would be considered to be of investment grade quality.

2 (Below Average Risk) – A risk rated 2, or Below Average Risk, credit is a credit that has acceptable asset quality, moderate excess liquidity, modest leverage capacity. It could have some financial/non-financial weaknesses which are offset by strengths; however, the credit demonstrates an ample current cash flow from operations. The trends and outlook for the credit’s operations, balance sheet, and industry are generally positive or neutral to somewhat negative. Collateral, if appropriate, has maintained value and would be capable of being liquidated successfully on a timely basis.

3 (Average) – A risk rated 3, or Average, credit is a credit that has acceptable asset quality, somewhat strained liquidity, minimal leverage capacity. It is at times characterized by just acceptable cash flows from operations. Under adverse market conditions, carrying the current debt service could pose difficulties for the borrower. The trends and conditions of the credit’s operations and balance sheet are neutral to slightly negative.

4 (Special Mention) – A risk rated 4, or Special Mention, credit is a credit with no apparent loss of principal or interest envisioned. Nonetheless, it possesses credit deficiencies or potential weaknesses which deserve management’s close and continued attention. The credit’s operations and/or balance sheet have demonstrated an adverse trend or deterioration which, while serious, has not reached the point where the liquidation of debt is jeopardized. These weaknesses are generally considered correctable by the borrower in the normal course of business but may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position.

5 (Substandard) – A risk rated 5, or Substandard, credit is a credit inadequately protected by the current enterprise value or paying capacity of the obligor or of the collateral, if any. These credits have well-defined weaknesses based upon objective evidence, such as recurring or significant decreases in revenues and cash flows. These assets are characterized by the possibility that the Company may sustain loss if the deficiencies are not corrected. The possibility that liquidation would not be timely (e.g. bankruptcy or foreclosure) requires a Substandard classification even if there is little likelihood of loss.

6 (Doubtful) – A risk rated 6, or Doubtful, credit is a credit with all the weaknesses inherent in those classified as Substandard, with the additional factor that the weaknesses are pronounced to the point that collection or liquidation in full, on the basis of currently existing facts, conditions and values is deemed uncertain. The possibility of loss on a Doubtful asset is high but, because of certain important and reasonably specific pending factors which may strengthen the asset, its classification as an estimated loss is deferred until its more exact status can be determined.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note. 5 Loans Receivable (Continued)

7 (Loss) – A risk rated 7, or Loss, credit is a credit considered almost fully uncollectible and of such little value that its continuance as an asset is not warranted. It is generally a credit that is no longer supported by an operating company, a credit where the majority of the Company’s assets have been liquidated or sold and a few assets remain to be sold over many months or even years, or a credit where the remaining collections are expected to be minimal or highly contingent based on intangible assets or performance based measures.

At December 31, 2011, the Company had two loans receivable, both of which had a risk rating of 3.The details of loan loss allowance for loans receivable for the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance—beginning of period	$—	$27	$219	$356
Net provision charged to expense	—	287	—	287
Recoveries	—	—	—	(439)
Write-offs	—	(314)	—	(314)
Reversal upon conversion from cost to fair value accounting on loan investments	—	—	(219)	—
Paid-in-kind interest income reversed on non-accrual loans	—	—	—	110

Balance—end of period	$—	$—	$—	$—

As a result of the cumulative effect of the accounting change to convert Tamarix LP’s loan from cost to fair value, on May 10, 2012, OFS Capital reversed the $219 loan loss allowance on the loans held by Tamarix LP. OFS Capital did not hold any loans receivable thereafter and, therefore, did not record any loan loss provision for the three month period ending September 30, 2012.

The details of loan loss allowance for loans receivable pledged to creditors for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended September 30,
	2012	2011
Balance—beginning of period	$—	$1,417
Net provision (benefit) charged to expense	—	(266)
Write-offs	—	(1,151)

Balance—end of period	$—	$—

For the nine months ended September 30, 2011, the $1,151 write-off was related to the OFS Capital WM Transaction. Under the sale accounting treatment, effective February 23, 2011, the loan loss allowance was written off upon the sale of the loans to OFS Capital WM.

Note 6. Commitments and Contingencies

At September 30, 2012 and December 31, 2011, the Company had $1,500 of unused lines of credit granted to borrowers.

On March 27, 2012, we entered into a new subscription agreement (“Subscription Agreement”) with respect to an investment in Tamarix LP, which superseded prior agreements and was contingent upon issuance of the license from the SBA. Under the terms of the Subscription Agreement, our investment in Tamarix LP will not exceed $25,000. On April 2, 2012, OFS Capital funded $1,584 to Tamarix LP. In March and April 2012, Tamarix LP also received an aggregate of $207 and $709, respectively, from other investors. These funds, totaling $2,500, were called by Tamarix LP as requested by the SBA and would be used as initial capital of Tamarix LP

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 6. Commitments and Contingencies (Continued)

once Tamarix LP received the SBIC license. On May 10, 2012, as a result of Tamarix LP’s receipt of the SBIC license, our equity investment in Tamarix LP was no longer contingent, and our advance to Tamarix LP in the amount of $1,584 was reclassified to an equity investment in Tamarix LP. In July 2012, we made an additional equity investment of $3,242 in Tamarix LP. As of September 30, 2012, our committed but uncalled capital investment in Tamarix LP was approximately $20,100.

From time to time, Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company.

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company expects the risk of any future obligation under these indemnifications to be remote.

Note 7. Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820 for measuring the fair value of the portfolio investments held by OFS Capital WM and Tamarix LP. The Company also follows the guidance in ASC Topic 820 in disclosing the fair value reported for all financial instruments that are either impaired or available for sale securities, using the definitions provided in ASC Topic 320. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under ASC Topic 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and fair value is determined through the use of models or other valuation methodologies.

Level 3: Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 during the nine months ended September 30, 2012. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

Investments for which prices are not observable are generally private investments in the equity and debt securities of operating companies. The primary analytical method used to estimate the fair value of Level 3 investments is the discounted cash flow method (although in certain instances a liquidation analysis or other methodology may be most appropriate). The discounted cash flow

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 7. Fair Value of Financial Instruments (Continued)

approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including assumed growth rate (in cash flows) and capitalization rates/multiples (for determining terminal values of underlying portfolio companies).

The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisitions of the investment. Application of these valuation methodologies involves a significant degree of judgment by management.

The fair value of equity securities, including warrants, in portfolio companies may also consider the market approach—that is, through analyzing, and applying to the underlying portfolio companies, market valuation multiples of publicly-traded firms engaged in businesses similar to those of the portfolio companies. The market approach to determining the fair value of a portfolio company’s equity security (or securities) will typically involve: (1) applying to the portfolio company’s trailing twelve months (or current year projected) EBITDA a low to high range of enterprise value to EBITDA multiples that are derived from an analysis of publicly-traded comparable companies, in order to arrive at a range of enterprise values for the portfolio company; (2) subtracting from the range of calculated enterprise values the outstanding balances of any debt or equity securities that would be senior in right of payment to the equity securities held by the Company; and (3) multiplying the range of equity values derived therefrom by the Company’s ownership share of such equity tranche in order to arrive at a range of fair values for the Company’s equity security (or securities). Application of these valuation methodologies involves a significant degree of judgment by management.

Equity in a portfolio company that invests in loans, will typically be valued by arriving at a fair value of such vehicle’s loan assets (plus, when appropriate, the carrying value of certain other assets), and deducting the book value or fair value (as appropriate) of such vehicle’s liabilities to arrive at a fair value for the equity. When appropriate, in order to recognize value that would be created by growth opportunities of such portfolio company, equity in a portfolio company may also be valued by taking into consideration the magnitude, timing, and effective life of its expected future investments in loans.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. With respect to level 3 investments, where sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, the Company undertakes, on a quarterly basis, a valuation process as described below:

•

For each debt investment, a basic credit rating review process (consistent with the process described in Note 5 for assessing the credit quality of the Company’s loans receivable) is completed. The risk rating on every credit facility is reviewed and either reaffirmed or revised by the Company’s investment committee. This process will establish base information for the quarterly valuation process.

•	Each portfolio company or investment is valued by an investment professional.

•	Preliminary valuation conclusions are then documented and discussed with individual members of the investment committee.

•	The preliminary valuations are then submitted to the investment committee for ratification.

•

Third party valuation firm(s) will be engaged to provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. The investment committee’s preliminary fair value conclusions on each of the Company’s assets, as well as each investment asset of OFS Capital WM, for which sufficient market quotations are not readily available will be reviewed and assessed by a third-party valuation firm at least once in every 12 month period,

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 7. Fair Value of Financial Instruments (Continued)

and more often as required by the Company’s fair value policy, or the Company’s board of directors, which is ultimately responsible for the fair value of the Company’s investments. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of the Company’s board of directors.

•

The Company’s board of directors will discuss valuations and determine the fair value of each investment in the portfolio in good faith based on the input of OFS Capital Management and, where appropriate, the respective independent valuation firms.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value of investments due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. The Company manages its exposure to market risk related to its investments through monitoring the financial condition of its investments, as well as the volatility and liquidity trends of the markets in which it trades.

Assets Recorded at Fair Value on a Recurring Basis

The following tables summarize assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2012
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total
Assets:
Debt investments	$—	$—	$207,196	$207,196
Money market funds *	2,600	—	—	2,600

				—
Total	$2,600	$—	$207,196	$209,796

*	included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated balance sheet.

The Company had one category of debt investments at September 30, 2012, consisting of commercial loans to 52 portfolio companies. The debt investments were measured at fair value via application of the discounted cash flow method, based on discount rates (derived primarily from unobservable credit quality and unobservable market interest rate inputs) ranging from 7.55% to 13.69%, with a weighted average rate of 8.25% and unobservable EBITDA multiple inputs ranging from 3.78 to 9.50, with a weighted average multiple of 6.29. Changes in credit quality (which would impact the discount rate) and, to a lesser extent, changes in EBITDA multiples, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to changes in the discount rate.

	December 31, 2011
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total
Money market funds *	$12	$—	$—	$12

Total	$12	$—	$—	$12

*	included in cash and cash equivalents on the consolidated balance sheet.

The following tables present additional information about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 7. Fair Value of Financial Instruments (Continued)

	For the Nine Months Ended September 30, 2012
	Debt Investments	Equity Investments
Level 3 assets, beginning of period	$—	$—

Net change in unrealized appreciation (depreciation) on investments	460	(226)
Net realized loss on investment—related party	(1,257)	—
Consolidation of investments held by OFS Capital WM	197,765	—
Purchase of portfolio investments by OFS Capital WM	30,839	—
Purchase of portfolio investments by Tamarix LP	2,999	—
Accrued PIK	99	—
Portfolio investments of Tamarix LP converted from cost to fair value accounting	14,382	2,596
Proceeds from principal payments on portfolio investments held by OFS Capital WM	(17,476)	—
Proceeds from principal payments on portfolio investments held by Tamarix LP	(315)	—
Sale of portfolio investments—related party	(3,722)	—
Portfolio investment received in connection with debt acquisition and restructuring by Tamarix LP	—	539
Deconsolidation of investments in Tamarix LP	(17,200)	(2,909)
Amortization of discounts and premium	622	—

Level 3 assets, end of period	$207,196	$—

For the Year Ended December 31, 2011
Level 3 assets, beginning of period	$156
Unrealized loss on warrants included in earnings	(156)

Level 3 assets, end of period	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost. As of September 30, 2012 and December 31, 2011, the Company had no assets valued on a non-recurring basis.

The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts have been measured as of September 30, 2012 and December 31, 2011, and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than amounts reported at September 30, 2012 and December 31, 2011.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 7. Fair Value of Financial Instruments (Continued)

The information presented should not be interpreted as an estimate of the fair value of the entire company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

As of September 30, 2012 and December 31, 2011, the recorded book balances and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$13,957	$13,957	$814	$814
Restricted cash and cash equivalents	623	623	—	—
Loans receivable, net	—	—	13,804	14,565
Investments	207,196	207,196	—	—
Equity investment in OFS Capital WM	—	—	43,120	41,217
Equity investment in OFS Tamarix LP	5,049	5,049	—	—
Other equity interests	—	—	2,455	2,619
Receivable for investment sold—related party	792	792	—	—
Interest receivable and other assets	769	769	468	468

Financial liabilities:
Revolving line of credit—Wells Fargo	$134,123	$134,123	$—	$—
Revolving line of credit—Madison Capital	37,038	37,038	—	—
Interest payable	1,509	1,509	—	—

Note 8. OFS Capital WM Facility

On September 28, 2010, OFS Capital WM entered into a $180,000 secured revolving credit facility (the “WM Credit Facility”) with Wells Fargo and Madison Capital, with the Class A lenders (initially Wells Fargo) providing up to $135,000 in the Class A loans and the Class B lenders (initially Madison Capital) providing up to $45,000 in Class B loans to OFS Capital WM. The WM Credit Facility is secured by the Eligible Loans transferred to OFS Capital WM by OFS Capital on the date of the OFS Capital WM Transaction and any eligible loan assets subsequently acquired by OFS Capital WM. The loan facilities with Wells Fargo and Madison Capital had five- and six-year terms, respectively, and both facilities provided a one-year option for extension upon the approval of the Class A and Class B lenders. The loan facilities had a reinvestment period of two years after the closing date of the WM Credit Facility, which could be extended by one year with the consent of each lender. Outstanding borrowings on the loan facilities are limited to the lesser of (1) $180,000 and (2) the borrowing base as defined by the Loan Documents. OFS Capital WM is obligated to pay interest on outstanding Class A loans and Class B loans on each quarterly payment date. Prior to September 28, 2012, Outstanding Class A loans accrued interest equal to LIBOR plus 3.00% per annum. Outstanding Class B loans accrued interest equal to LIBOR plus 4.00% per annum. OFS Capital WM has the right to repay loans outstanding under the facility in part from time to time, subject to applicable prepayment fee. The unused commitment fee on the Class A loan facility is (1) 0.5% per annum of the first $25,000 of the unused facility and (2) 2% per annum of the balance in excess of $25,000. The unused commitment fee on the Class B loan facility is 0.5% per annum. In connection with the WM Credit Facility, OFS Capital WM incurred financing costs of $3,501, which were deferred and amortized over the terms of WM Credit Facility.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 8. OFS Capital WM Facility (Continued)

Under the OFS Capital WM Credit Facility, the Loan Manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, which value is determined by the Controlling Lender (as defined in the OFS Capital WM loan documents), plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three and nine months ended September 30, 2012, the Company incurred management fee expense of $261 and $514, respectively, to the Loan Manager.

On September 28, 2012, the WM Credit Facility was amended (“Amended WM Credit Facility”). Under the Amended WM Credit Facility, (1) the loans with both Wells Fargo and Madison Capital were extended to December 31, 2016, and both loans provided for a one-year option for extension upon the approval of the Class A and Class B lenders; (2) the reinvestment period for both loans was extended to December 31, 2013, which can be further extended by one year with the consent of each lender; (3) accrued interest rate on outstanding Class A loans was amended to LIBOR plus 2.75% per annum, and (4) accrued interest rate on outstanding Class B loans was amended to LIBOR plus 6.50%. In connection with the Amended WM Credit Facility, OFS Capital WM incurred financing costs of $675, which is deferred and accrued for at September 30, 2012. The deferred financing costs under the Amended WM Credit Facility, together with the unamortized deferred financing costs under the WM Credit Facility of $2,350 at September 28, 2012, are being amortized over the Amended WM Credit Facility.

Note 9. Related Party Transactions and Subsequent Events

Due to OFSAM

As of September 30, 2012 and December 31, 2011, OFS Capital owed $0 and $6,808 to OFSAM, respectively, due to advances of funds and repayment of funds advanced.

Member Distributions

On March 31, 2012, OFS Capital declared a distribution payable to OFSAM in the amount of $1,152, which was paid to OFSAM in April 2012.

In July 2012, OFS Capital made a distribution to OFSAM in the amount of $1,558.

On September 30, 2012, OFS Capital declared a distribution payable to OFSAM in the amount of $4,000, which was paid to OFSAM in October 2012.

Due to Orchard First Source Capital, Inc. (“OFSC”)

As of September 30, 2012 and December 31, 2011, OFS Capital owed a total of $49 and $21, respectively, to OFSC, a wholly owned subsidiary of OFSAM, for operating expenses paid by OFSC for the benefit of OFS Capital.

Due to OFS Capital Management, LLC

Effective September 28, 2010, OFS Capital entered into an Investment Advisory Agreement with OFS Capital Management, LLC (“OFS Capital Management”), an affiliated entity and wholly owned subsidiary of OFSAM, pursuant to which OFS Capital agreed to pay an annual base management fee to OFS Capital Management to compensate for its investment advisory services. The base management fee was calculated at 2% per annum of the Company’s average total assets (excluding cash) at the end of the two most recently completed calendar quarters, and payable quarterly in arrears.

On March 30, 2012, the Investment Advisory Agreement between OFS Capital and OFS Capital Management was amended whereby OFS Capital would pay a base management fee at 2% per annum of its average total assets excluding cash and the assets held by OFS Capital WM. For the assets held by OFS Capital WM at the subsidiary level, OFS Capital would pay a base management fee of 0.5% per annum on the average total assets (excluding cash) of OFS Capital WM. For the three months ended September 30, 2012 and 2011, the Company incurred management fee expenses of $331 and $319, respectively. For the nine months ended September 30, 2012 and 2011, the Company incurred management fee expenses of $1,041 and $1,063, respectively. As of September 30, 2012 and December 31, 2011, the Company had accrued and unpaid management fees of $331 and $302, respectively, due to OFS Capital Management. The September 30, 2012 accrued management fee was subsequently paid to OFS Capital Management in October 2012.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 9. Related Party Transactions and Subsequent Events (Continued)

Distributions from OFS Capital WM

In January 2012, OFS Capital received a cash distribution from OFS Capital WM in the amount of $1,225.

Sale of Debt Investments by OFS Capital WM

In May 2012, OFS Capital WM sold a debt investment to OFS Funding I, LLC (“OFS Funding I”), a wholly owned subsidiary of OFSAM, for cash proceeds of $4,157. The debt investment had a carrying value of $4,095 and fair value of $2,930, respectively, on the date of the sale. OFS Capital WM recognized a realized loss of $1,165 from the sale for the difference between the carrying and fair value of the debt investment on the date of the sale. In addition, OFS Capital recorded an equity contribution of $1,227 from its parent to account for the difference between the fair value of the debt investment sold and cash proceeds received by OFS Capital WM from OFS Funding I.

In September 2012, OFS Capital WM sold a debt investment to OFS Funding I for $792. The debt investment had a carrying value of $884. OFS Capital WM recognized a realized loss of $92 on the sale. At September 30, 2012, OFS Capital WM recorded a receivable from the sale of $792, which it subsequently received in October 2012.

Investment in and Due from Tamarix GP

OFS Capital holds a 23.35% membership interest in Tamarix GP and accounts for this investment under the equity method of accounting. The membership interest in Tamarix GP was zero ($0) as of September 30 2012. As of September 30, 2012, OFS Capital had funded $20 for its investment in Tamarix GP. For the three and nine months ended September 30, 2012, OFS Capital recorded income from its equity investment in Tamarix GP of $32 and $29, respectively. In April 2012, OFS Capital received a tax distribution from Tamarix GP in the amount of $52.

At September 30, 2012, OFS Capital had a receivable of $55 due from Tamarix GP for certain operating expenses paid by OFS Capital for the benefit of Tamarix GP.

Investment in Tamarix Associates, LLC

OFS Capital holds a 23.33% membership interest in Tamarix Associates, LLC, the investment manager for Tamarix LP (“Tamarix Manager”), which is controlled by the three Tamarix individuals, who, together with Glenn Pittson, OFS Capital’s Chief Executive Officer, own the remaining membership interests. As of September 30, 2012, OFS Capital was not obligated to make any capital contribution to Tamarix Manager, and its equity investment in Tamarix Manager was carried at zero at September 30, 2012.

Management Fee Payable—Related Party

Tamarix LP is charged a management fee by Tamarix Manager. During the investment period as defined under the SBIC Act, Tamarix LP incurs a management fee to Tamarix Manager at a per annum rate of 2.0% of the sum of Tamarix LP’s 1) unreduced regulatory capital as defined under the SBIC Act plus 2) the assumed leverage from the SBA equal to two times Tamarix LP’s unreduced regulatory capital. Thereafter, Tamarix LP will need to pay Tamarix Manager an annual management fee equal to 2.0% of Tamarix LP’s cost of loans and investments in active small businesses. Prior to the deconsolidation of Tamarix LP, for the period January 1, 2012 through July 27, 2012, OFS Capital recorded management fee expense in the amount of $627 on its consolidated statement of operations.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 10. Subsequent Events Not Disclosed Elsewhere

In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition and/or disclosure.

Distribution

On November 26, 2012, the Company announced that it had declared an initial dividend of $0.34 per share for the quarter ending December 31, 2012 (such amount to be proportionately reduced to reflect the number of days remaining in such quarter after the completion of the Company’s initial public offering), payable on January 31, 2013 to stockholders of record as of the close of business on January 17, 2013. Based on the November 14, 2012 closing of the Company’s initial public offering, stockholders of record on January 17, 2013 will receive a dividend of $0.17 per share in respect of the quarter ending December 31, 2012.

Initial Public Offering

In connection with the IPO, on November 7, 2012, OFS Capital converted from a limited liability company to a corporation, as a result of which the sole membership interest held by OFSAM prior to the conversion was exchanged for 2,912,024 shares of common stock in the Company. In connection with the IPO, the Company elected to be treated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. On November 14, 2012, OFS Capital completed its IPO selling 6,666,667 shares of its common stock at a public offering price of $15 per share, raising $100 million in gross proceeds. The Company also granted the underwriters an option to purchase up to an additional 1,000,000 shares of its common stock at the public offering price, less the sales load payable by the Company. This option expired on December 7, 2012. The Company incurred approximately $6.2 million of sales load and $5.8 million of offering related costs in connection with the IPO. The Company utilized approximately $90 million of the IPO proceeds to pay down the OFS Capital WM Facility. The WM Credit Facility indebtedness repaid included approximately $48.0 million of class A loans and approximately $42.0 million of class B loans.

The following pro forma balance sheet assumes the IPO took place on September 30, 2012 and reflects the pro forma effect of the IPO on the Company’s September 30, 2012 consolidated balance sheet.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands)

Note 10. Subsequent Events Not Disclosed Elsewhere (Continued)

	Historical	Pro Forma Adjustments		Pro Forma
		(Unaudited)
Assets
Cash and cash equivalents	$13,957	$100,000	(1)	$14,061
		(6,230	)(2)
		(3,666	)(4)
		(90,000	)(6)
Restricted cash and cash equivalents	623	—		623
Receivable for investment sold—related party	792	—		792
Investments, at fair value (cost of $211,213)	207,196	—		207,196
Interest receivable and other assets	769	—		769
Deferred offering costs	5,235	(5,235	)(3)	—
Deferred financing costs	3,025	—		3,025
Equity investment in Tamarix LP	5,049	—		5,049

Total assets	$236,646	$(5,131)		$231,515

Liabilities and Member’s Equity/Shareholders’ Equity
Liabilities
Revolving line of credit—Wells Fargo	$134,123	(52,962	)(6)	$81,161
Revolving line of credit—Madison Capital	37,038	(37,038	)(6)	—
Interest payable	1,509	—		1,509
Management fee payable—Loan Manager	333	—		333
Due to affiliated entities, net	325	—		325
Member distribution payable	4,000	—		4,000
Accrued expenses and other liabilities	4,632	(3,666	)(4)	966

Total liabilities	181,960	(93,666)		88,294

Commitments and Contingencies
Member’s Equity/Shareholders’ Equity
Member’s equity	54,686	(54,686	)(5)	—
Common stock	—	67	(1)	67
		29	(5)	29
Additional paid-in Capital	—	54,657	(5)	143,125
		99,933	(1)
		(6,230	)(2)
		(5,235	)(3)

Total liabilities and member’s equity/shareholders’ equity	$236,646	$(5,131)		$231,515

Pro Forma Adjustments:

(1)	To record the receipt of gross proceeds of $100,000 from the public investors.
(2)	To record the payment of the IPO sales load.
(3)	To reclassify the deferred offering costs against additional paid-in capital.
(4)	To record the payment of the accrued offering related costs.
(5)	To convert OFSAM's membership interest in OFS Capital to stock ownership interest.
(6)	To record the paydown of the Wells Fargo and Madison Capital revolving lines utilizing the IPO proceeds.

OFS Capital Corporation (F/K/A: OFS Capital, LLC)

Consolidated Schedule of Investments (unaudited)

September 30, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Type of Investment	Interest (1)	Maturity	Principal Amount/ Shares	Cost	Fair Value	Percent of Member’s Equity
United States

Loans Receivable

Accounts Receivable Management Services
Revspring Inc. (f/k/a	Senior Secured	6.25%	8/3/2017	$4,937	$4,896	$4,672	8.5%
Dantom Systems, Inc.)	Term Loan	(LIBOR +5.00%)
		(Prime +4.00%)

				4,937	4,896	4,672	8.5

Aerospace & Defense
Whitcraft LLC	Senior Secured	6.25%	12/16/2015	4,627	4,571	4,479	8.2
	Term Loan	(LIBOR +4.75%)
		(Prime +3.50%)

				4,627	4,571	4,479	8.2

Asset Management & Custody Banks
Townsend Acquisition	Senior Secured	7.00%	5/18/2016	4,812	4,713	4,630	8.5
LLC	Term Loan	(LIBOR +4.75%)
		(Prime +3.75%)

				4,812	4,713	4,630	8.5

Asset Management Services
H.D. Vest, Inc.	Senior Secured	7.00%	10/3/2017	4,875	4,813	4,735	8.7
	Term Loan	(LIBOR +5.50%)
		(Prime +4.50%)

				4,875	4,813	4,735	8.7

Automobile
BBB Industries, LLC	Senior Secured	5.64%	6/29/2013	4,725	4,712	4,652	8.5
	Term Loan (First	(LIBOR +3.25%)
	Lien)	(Prime +3.25%)

				4,725	4,712	4,652	8.5

Automotive Aftermarket Manufacturing
Trico Products	Senior Secured	6.26%	7/22/2016	4,811	4,753	3,916	7.2
Corporation	Term Loan	(LIBOR +4.75%)
		(Prime +3.50%)

				4,811	4,753	3,916	7.2

Busines Equipment & Services
Dorner MFG, Corp.	Senior Secured	6.50%	6/15/2017	3,441	3,377	3,377	6.2
	Term Loan	(LIBOR +5.00%)
		(Prime +4.00%)

				3,441	3,377	3,377	6.2

OFS Capital Corporation (F/K/A: OFS Capital, LLC)

Consolidated Schedule of Investments (unaudited)—Continued

September 30, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Type of Investment	Interest (1)	Maturity	Principal Amount/ Shares	Cost	Fair Value	Percent of Member’s Equity
Chemical / Plastics
Actagro, LLC	Senior Secured	7.16%	12/30/2016	2,567	2,531	2,513	4.6
	Term Loan	(LIBOR+5.50%)
		(Prime +4.50%)
Fluoro-Seal International	Senior Secured	9.00%	1/4/2017	2,991	2,954	3,051	5.6
LLC	Term Loan A	(LIBOR +7.50%)
		(Prime +6.50%)
ICM Products Inc	Senior Secured	8.50%	2/1/2017	2,437	2,396	2,436	4.5
	Term Loan	(LIBOR +7.00%)
		(Prime +6.00%)

				7,995	7,881	8,000	14.7

Commercial Fastener Manufactuing
Elgin Fasteners Group	Senior Secured	7.00%	8/26/2016	4,757	4,642	4,671	8.5
	Term Loan	(LIBOR+5.50%)
		(Prime +4.50%)

				4,757	4,642	4,671	8.5

Communications Equipment Provider & Services
Strategic Products and	Senior Secured	7.00%	10/21/2016	4,962	4,922	4,864	8.9
Services, LLC.	Term Loan	(LIBOR+5.50%)
		(Prime +4.50%)

				4,962	4,922	4,864	8.9

Distributors
Consolidated Equipment	Senior Secured	6.75%	1/27/2016	4,580	4,533	4,487	8.2
Parts Inc	Term Loan	(LIBOR +5.00%)
		(Prime +4.00%)
Lindstrom Metric, LLC	Senior Secured	6.25%	7/12/2016	4,747	4,699	4,557	8.3
	Term Loan	(LIBOR +4.75%)
		(Prime +3.50%)
Phillips Feed & Pet	Senior Secured	7.50%	10/13/2017	3,286	3,240	3,210	5.9
Supply	Term Loan	(LIBOR +5.25%)
		(Prime +4.25%)

				12,613	12,472	12,254	22.4

Diversified Commercial & Professional Services
Kellermeyer Building	Senior Secured	6.75%	12/17/2015	4,672	4,603	4,581	8.4
Services, LLC	Term Loan	(LIBOR +5.00%)
		(Prime +3.75%)
Royal Adhesives	Senior Secured	7.25%	11/29/2015	4,560	4,515	4,532	8.3
	Term Loan A	(LIBOR +5.50%)
		(Prime +4.50%)

				9,232	9,118	9,113	16.7

Diversified/Conglomerate Manufacturing
Phillips Plastics	Senior Secured	6.50%	2/12/2017	1,712	1,675	1,641	3.0
	Term Loan	(LIBOR +5.00%)
		(Prime +4.00%)
Revere Industries, LLC	Senior Secured	9.00%	6/30/2013	1,889	1,893	1,906	3.5
	Rollover Loans	(LIBOR +6.00%)
		(Prime +5.00%)

				3,601	3,568	3,547	6.5

OFS Capital Corporation (F/K/A: OFS Capital, LLC)

Consolidated Schedule of Investments (unaudited)—Continued

September 30, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Type of Investment	Interest (1)	Maturity	Principal Amount/ Shares	Cost	Fair Value	Percent of Member’s Equity
Electrical Components & Equipment
B&B Electronics	Senior Secured	6.50%	4/4/2015	2,953	2,913	2,913	5.3
Manufacturing Company	Term Loan A	(LIBOR +5.00%)
		(Prime +4.00%)
Barcodes, LLC	Senior Secured	6.50%	7/27/2015	3,755	3,716	3,675	6.7
	Term Loan	(LIBOR +5.00%)
		(Prime +4.00%)

				6,708	6,629	6,588	12.0

Environmental Consulting & Services
Apex Companies, LLC.	Senior Secured	7.50%	12/10/2016	4,430	4,381	4,401	8.0
	Term Loan	(LIBOR +5.75%)
		(Prime +4.75%)

				4,430	4,381	4,401	8.0

Environmental Equipment Manufacturer
JWC Environmental, LLC.	Senior Secured	6.00%	8/3/2016	4,610	4,573	4,374	8.0
	Term Loan	(LIBOR +4.50%)
		(Prime +3.50%)

				4,610	4,573	4,374	8.0

Environmental Industries
Aero-Metric, Inc.	Senior Secured	6.75%	8/27/2017	2,892	2,849	2,849	5.2
	Term Loan	(LIBOR +5.25%)
		(Prime +4.00%)

				2,892	2,849	2,849	5.2

Financial Intermediaries
Personable Holdings, Inc.	Senior Secured	8.00%	5/16/2017	3,785	3,743	3,743	6.8
	Term Loan	(LIBOR +6.50%)
		(Prime +5.50%)

				3,785	3,743	3,743	6.8

Health Care Equipment
Cambridge Major	Senior Secured	6.50%	8/11/2015	4,120	4,077	4,025	7.4
Laboratories, Inc	Term Loan	(LIBOR +5.00%)
		(Prime +4.00%)
NeuroTherm, Inc	Senior Secured	6.50%	2/1/2016	4,529	4,474	4,405	8.1
	Term Loan	(LIBOR +5.00%)
		(Prime +4.00%)

				8,649	8,551	8,430	15.5

Health Care Services
Aegis Sciences	Senior Secured	7.00%	10/21/2016	4,887	4,813	4,765	8.7
Corporation	Term Loan A	(LIBOR +5.50%)
		(Prime +4.50%)
Elements Behavioral	Senior Secured	7.50%	8/14/2017	4,937	4,866	4,890	8.9
Health, Inc.	Term Loan A	(LIBOR +6.00%)
		(Prime +5.00%)
MCMC LLC	Senior Secured	7.50%	9/30/2016	4,635	4,577	4,609	8.4
	Term Loan A	(LIBOR +6.00%)
		(Prime +5.00%)
Studer Group LLC	Senior Secured	7.00%	9/28/2016	4,604	4,547	4,515	8.3
	Term Loan	(LIBOR +5.50%)
		(Prime +4.50%)

				19,063	18,803	18,779	34.3

OFS Capital Corporation (F/K/A: OFS Capital, LLC)

Consolidated Schedule of Investments (unaudited)—Continued

September 30, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Type of Investment	Interest (1)	Maturity	Principal Amount/ Shares	Cost	Fair Value	Percent of Member’s Equity
Health Care Supplies
The Ritedose	Senior Secured	6.50%	11/10/2016	3,669	3,618	3,548	6.5
Corporation	Term Loan	(LIBOR +4.75%)
		(Prime +3.75%)

				3,669	3,618	3,548	6.5

Healthcare
Strata Pathology	Senior Secured	8.00%	6/30/2016	4,899	4,832	4,215	7.7
Services, Inc.	Term Loan	(LIBOR +6.50%)
		(Prime +5.50%)

				4,899	4,832	4,215	7.7

Healthcare Facilities
Accelerated Health	Senior Secured	7.25%	7/22/2017	4,950	4,908	4,862	8.9
Systems LLC	Term Loan	(LIBOR +5.75%)
		(Prime +4.75%)

				4,950	4,908	4,862	8.9

High Tech Industries
OnePath Systems, LLC	Senior Secured	7.50%	6/6/2017	2,469	2,423	2,423	4.4
	Term Loan	(LIBOR +6.00%)
		(Prime +5.00%)

				2,469	2,423	2,423	4.4

Household Products
Phoenix Brands LLC	Senior Secured	7.00%	1/31/2016	3,969	3,920	3,483	6.4
	Term Loan A	(LIBOR +5.50%)
		(Prime +4.50%)

				3,969	3,920	3,483	6.4

Industrial Conglomerates
Jameson LLC	Senior Secured	9.51%	10/1/2015	2,557	2,526	2,378	4.3
	Term Loan	(LIBOR +7.50%)
		(Prime +6.50%)

				2,557	2,526	2,378	4.3

Industrial Gases
Engineered Controls	Senior Secured	6.75%	8/5/2016	4,586	4,533	4,445	8.1
International, LLC	Term Loan	(LIBOR +5.00%)
		(Prime +4.00%)

				4,586	4,533	4,445	8.1

Industrial Machinery and Equipment
FCX Performance, Inc	Senior Secured	7.25%	10/6/2016	3,921	3,888	3,843	7.0
	Term Loan	(LIBOR +5.25%)
		(Prime +4.00%)

				3,921	3,888	3,843	7.0

OFS Capital Corporation (F/K/A: OFS Capital, LLC)

Consolidated Schedule of Investments (unaudited)—Continued

September 30, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Type of Investment	Interest (1)	Maturity	Principal Amount/ Shares	Cost	Fair Value		Percent of Member’s Equity
Insurance Brokerage
AssuredPartners	Senior Secured	7.25%	9/30/2016	1,149	1,132	1,136		2.1
Capital, Inc.	Term Loan	(LIBOR +5.75%)
		(Prime +4.75%)
AssuredPartners	Senior Secured	7.75%	3/31/2017	3,740	3,740	3,763		6.9
Capital, Inc.	Term Loan B	(LIBOR +6.25%)
		(Prime +5.25%)
Cetera Financial Group,	Senior Secured	6.50%	6/22/2017	4,938	4,915	4,915		9.0
Inc.	Term Loan A	(LIBOR +5.00%)
		(Prime +4.00%)
Frenkel Benefits LLC	Senior Secured	6.25%	12/28/2015	3,993	3,940	3,866		7.1
	Term Loan A	(LIBOR +5.00%)
		(Prime +4.00%)

				13,820	13,727	13,680		25.1

North American Commodities Brokerage
Charter Brokerage LLC	Senior Secured	7.50%	7/13/2016	4,638	4,574	4,617		8.4
	Term Loan A	(LIBOR +6.00%)
		(Prime +5.00%)

				4,638	4,574	4,617		8.4

Packaging
Fort Dearborn	Senior Secured	6.50%	8/24/2015	567	562	554		1.0
Company	Term Loan A US	(LIBOR +4.75%)
		(Prime +3.75%)
Fort Dearborn	Senior Secured	7.00%	8/24/2016	3,417	3,388	3,382		6.2
Company	Term Loan B US	(LIBOR +5.25%)
		(Prime +4.25%)

				3,984	3,950	3,936		7.2

Personal Products
MedTech Group, Inc.	Senior Secured	7.00%	9/7/2016	4,833	4,775	4,739		8.7
	Term Loan	(LIBOR +5.50%)
		(Prime +4.50%)
Mold-Rite Plastics, LLC	Senior Secured	6.25%	8/5/2016	4,592	4,537	4,414		8.1
	Term Loan	(LIBOR +4.50%)
		(Prime +3.50%)
Pacific World	Senior Secured	7.00%	10/31/2016	4,963	4,889	4,864		8.9
	Term Loan	(LIBOR +5.50%)
		(Prime +4.50%)

				14,388	14,201	14,017		25.7

Printing & Publishing
Pamarco Technologies,	Senior Secured	N/A	12/31/2014	—	(8)	(40	)(4)	(0.1)
Inc.	Revolver	(LIBOR +3.75%)
		(Prime +2.25%)
		(LOC Fee 4.25%)
		(Unused Fee 0.50%)
Pamarco Technologies,	Senior Secured	6.00%	12/31/2014	3,221	3,203	3,136		5.7
Inc.	Term Loan A	(LIBOR +3.75%)
		(Prime +2.25%)

				3,221	3,195	3,096		5.6

OFS Capital Corporation (F/K/A: OFS Capital, LLC)

Consolidated Schedule of Investments (unaudited)—Continued

September 30, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Type of Investment	Interest (1)	Maturity	Principal Amount/ Shares	Cost	Fair Value	Percent of Member’s Equity
Property & Casualty Insurance
MYI Acquiror Limited	Senior Secured	6.25%	9/13/2016	4,975	4,912	4,754	8.7
	Term Loan A	(LIBOR +4.75%)
		(Prime +3.75%)

				4,975	4,912	4,754	8.7

Publishing
Media Source	Senior Secured	6.75%	11/7/2016	1,359	1,336	1,322	2.4
	Term Loan A	(LIBOR +5.25%)
		(Prime +4.25%)
Media Source	Senior Secured	7.50%	11/7/2016	3,504	3,445	3,493	6.4
	Term Loan B	(LIBOR +6.00%)
		(Prime +5.00%)

				4,863	4,781	4,815	8.8

Rehabilitation Products and Services
Behavioral Health	Senior Secured	5.75%	8/18/2016	4,950	4,910	4,662	8.5
Group	Term Loan A	(LIBOR +4.50%)
		(Prime +3.50%)

				4,950	4,910	4,662	8.5

Telecommunications
ConvergeOne Holdings	Senior Secured	8.50%	6/8/2017	2,370	2,348	2,348	4.3
Corporation	Term Loan A	(LIBOR +7.00%)
		(Prime +6.00%)

				2,370	2,348	2,348	4.3

Sub-total Debt Investments				213,754	211,213	207,196	378.9

OFS Capital Corporation (F/K/A: OFS Capital, LLC)

Consolidated Schedule of Investments (unaudited)—Continued

September 30, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Type of Investment	Interest (1)	Maturity	Principal Amount/ Shares	Cost		Fair Value		Percent of Member’s Equity
United States

Equity Investments

Finance
Tamarix Capital	Limited Partnership	N/A	N/A	68.4%	5,049		5,049		9.2
Partners, L.P.	Interest			Limited
				Partnership
				Interest

					5,049		5,049		9.2

Money Market
WF Prime INVT MM	Money Market	N/A	N/A	N/A	1,965	(2)	1,965	(2)	3.7
#1752
WFB Secured	Money Market	N/A	N/A	N/A	623	(3)	623	(3)	1.1
Institutional MM
JPM Prime MM FD—Premier	Money Market	N/A	N/A	N/A	12	(2)	12	(2)	—

					2,600		2,600		4.8

Sub-total Equity Investments					7,649		7,649		14.0

Total Investments (United States)				$213,754	$218,862		$214,845		392.9%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which is reset daily, quarterly or semi-annually. The Company has provided the current interest rate in effect at September 30, 2012 for each investment. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	Included in cash and cash equivalents on the consolidated balance sheets.
(3)	Included in restricted cash and cash equivalents on the consolidated balance sheets.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.

OFS Capital Corporation (F/K/A: OFS Capital, LLC) and Subsidiaries

Consolidated Schedule of Investments

December 31, 2011

(Amounts in thousands, except shares)

Name of Portfolio Company	Type of Investment	Interest		Maturity	Principal Amount/ Shares	Cost	Fair Value	Percent of Member’s Equity
United States

Debt Investments

Aerospace & Defense
Malabar, Malabar	Senior	15.00	%(1)	5/21/2017	$4,863	$4,756	$4,756	8.7%
Holding Company	Subordinated
	Note

					4,863	4,756	4,756	8.7

Personal, Food & Misc.
Tangible Software, Inc.	Senior Secured	14.00	%(1)	9/28/2016	9,963	9,267	9,809	17.9
	Note

					9,963	9,267	9,809	17.9

Sub-total Debt Investments					14,826	14,023	14,565	26.6

United States

Equity Investments

Aerospace & Defense
Malabar, Malabar	Series A	N/A		N/A	1,494	1,955	1,955	3.6
Holding Company	Preferred Stock

						1,955	1,955	3.6

Personal, Food & Misc.
Tangible Software, Inc.	Class B Common (2)	N/A		N/A	1,485,000	500	664	1.2
	Units in Energy
	Management and
	Security
	Solutions, LLC

						500	664	1.2

Senior Secured Lending
OFS Capital WM, LLC	Membership	N/A		N/A	100%	43,120	41,217	75.3
	Interest				Membership
					Interest

						43,120	41,217	75.3

Sub-total Equity Investments						45,575	43,836	80.1

Total Investments (United States)						$59,598	$58,401	106.7%

See Notes to Unaudited Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q, except as otherwise indicated, the terms “OFS Capital,” “the Company,” “we,” “us,” and “our” refer to OFS Capital, LLC, a Delaware limited liability company, and its consolidated subsidiaries for the periods prior to consummation of the BDC Conversion (as defined below), and refer to OFS Capital Corporation, a Delaware corporation, and its consolidated subsidiaries for the periods after the consummation of the BDC Conversion. Relationships between us and certain of our affiliates are summarized, and definitions of certain additional terms used in this quarterly report on Form 10-Q are provided in “ – Glossary of Certain Terms.”

On November 7, 2012, we converted from a limited liability company into a corporation. In this conversion, OFS Capital succeeded to the business of OFS Capital, LLC and its consolidated subsidiaries, and the sole member of OFS Capital, LLC became the sole stockholder of OFS Capital. Thereafter, we filed an election to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. Unless otherwise indicated, the disclosure in this quarterly report on Form 10-Q gives effect to the BDC Conversion.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our inexperience operating a BDC or an SBIC, or qualifying as a RIC;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the administration of OFS Capital WM’s portfolio by an unaffiliated loan manager;

•	management of the day-to-day operations of Tamarix LP and its portfolio investments by its manager, which we do not control;

•	our ability to replicate historical results;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	our ability to obtain the necessary approvals of the SBA in connection with our proposed acquisition of the ownership interests in Tamarix LP and Tamarix GP that we do not already own;

•	our receipt of exemptive relief from the SEC to permit us to exclude the debt of Tamarix LP from our asset coverage test;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	Tamarix LP’s ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the ability of Tamarix LP, OFS Capital WM and any other portfolio companies to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Risk Factors” in our registration statement on Form N-2 and the prospectus contained therein. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

We have based the forward-looking statements on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

Overview

We are an externally managed, closed-end, non-diversified management investment company formed in March 2001. Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. We intend to pursue an investment strategy focused primarily on investments in middle-market companies in the United States. Although we will continue to focus on investments in senior secured loans, we also intend to expand into additional asset classes in which OFS Advisor’s investment professionals have expertise, including investments in unitranche, second-lien and mezzanine loans and, to a lesser extent, warrants and other minority equity securities. Initially, we expect that our senior secured loan investments will principally be made through on-balance sheet special purpose vehicles, while our unitranche, second lien and mezzanine loans will be made by us directly or by Tamarix LP. We expect our investments in the equity securities of these companies, such as warrants, preferred stock, common stock and other equity interests, will principally be made in conjunction with our debt investments, although we currently anticipate that no more than 5% of our portfolio will consist of equity investments in middle-market companies that do not pay a regular dividend. Generally, we do not expect to make investments in companies or securities that OFS Advisor determines to be distressed investments (such as discounted debt instruments that have either experienced a default or have a significant potential for default), other than follow-on investments in portfolio companies of ours.

A substantial portion of our business will focus on the direct origination and sourcing of investments through portfolio companies or their financial sponsors or other owners or intermediaries. We expect our middle-market investments to range generally from $5.0 million to $25.0 million each, although we expect that this investment size will vary proportionately with the size of our capital base.

Our investment activities will be managed by OFS Advisor and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under our Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on our average adjusted total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with OFS Services. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.

As of September 30, 2012, our net asset value was $54.7 million, or approximately $18.78 per share, and our portfolio included debt investments in 52 portfolio companies as well as our equity investment in Tamarix LP. On a pro forma basis, assuming our IPO occurred on September 30, 2012, our net asset value was $143.2 million, or approximately $14.95 per share, as of September 30, 2012. As of September 30, 2012, our investment portfolio (including investments held by OFS Capital WM) consisted of outstanding loans of approximately $213.8 million in aggregate principal amount, all of which were senior secured loans, as well as equity investments of $5.0 million.

Key Financial Measures

The following is a discussion of the key financial measures that management will employ in reviewing the performance of our operations.

Revenues. We plan to generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, from our investment securities in portfolio companies. We anticipate that our debt investments will typically have a term of three to eight years and bear interest at fixed and floating rates. As of September 30, 2012, including investments held by OFS Capital WM, floating rate loans comprised 100% of our current portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. We anticipate that, in some instances, we will receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we anticipate receiving repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. On occasion, our portfolio activity may also reflect the proceeds of sales of securities. In some cases, our investments will provide for deferred interest payments or PIK interest (meaning interest paid in the form of additional principal amount of the loan instead of in cash). In addition, we may generate revenue in the form of commitment, origination and sourcing, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination and sourcing fees, original issue discount, or OID, and market discount or premium will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses. Our primary operating expenses will include the payment of fees to OFS Advisor under the Investment Advisory Agreement, interest expense due under the WM Credit Facility, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing and long-distance telephone;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•	other expenses incurred by either OFS Services or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our board of directors) of overhead.

Outlook on Market Conditions

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that have materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While indicators suggest improvement in the capital markets, these conditions could deteriorate in the future. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints.

At the same time, the capital markets for the companies in which we invest are continuing to show signs of increased investment activity in 2012 as compared to prior years. Therefore, to the extent we have capital available, we believe this is an opportune time to invest in the lending market for such companies. Today’s economy creates potentially attractive new lending opportunities and we believe that the market for such companies in 2012 is improving as evidenced by the improved initial public offering market as compared to previous years.

Recent Developments and Other Factors Affecting Comparability

BDC/RIC Elections Adjustments. Prior to our IPO, we were not required to apply fair value accounting in accordance with the principles of FAS 157 (ASC Topic 820). Accordingly, loans or other equity investments, except for the investment portfolio held by OFS Capital WM, were carried at cost on our balance sheet. In conjunction with our election to be treated as a BDC, under FAS 157 (ASC Topic 820) we will report our investments at fair value with changes in value reported through our income statement under the caption “unrealized appreciation (depreciation) on investments.” Prior to the BDC Conversion, for outstanding loans directly held by OFS Capital we maintained an allowance for loan losses for inherent losses in our loan portfolio. Subsequent to the BDC Conversion, we will no longer maintain the allowance for loan losses and, consistent with our prospective accounting policies, will record unrealized appreciation and depreciation that will increase or decrease the carrying value of individual assets.

As of September 30, 2012, our net asset value was $54.7 million. The valuation analysis prepared by management on the debt and equity investments that we owned directly as of September 30, 2012 was submitted to our board of directors, which is ultimately responsible for the determination, in good faith, of the fair value of each investment. Our board of directors intends to retain one or more independent valuation firms to review the valuation of each portfolio investment of ours that does not have a readily available market quotation at least once during each 12-month period. However, our board of directors is ultimately and solely responsible for determining the fair value of our assets using a documented valuation policy and consistently applied valuation process.

BDC Conversion. On November 7, 2012, OFS Capital, LLC converted into a Delaware corporation, OFS Capital Corporation, and the outstanding limited liability company interest in OFS Capital, LLC was converted into 2,912,024 shares of common stock in OFS Capital Corporation. As part of the BDC Conversion, OFSAM was issued an aggregate of 2,912,024 shares of common stock in OFS Capital Corporation in exchange for its limited liability company interest in OFS Capital, LLC at an average estimated equivalent price of $19.14 per share. Upon completion of our initial public offering, OFSAM owns an interest of 30.4% in us, assuming no exercise of the underwriters’ option to purchase additional shares of our common stock.

Tamarix Transactions. Prior to May 10, 2012, we were deemed to be the primary beneficiary of Tamarix LP and, therefore, in accordance with ASC Topic 810, the financial statements of Tamarix LP were consolidated with ours. On May 10, 2012, as a result of Tamarix LP’s receipt of the SBIC license, we became a 68.4% limited partner in Tamarix LP and were deemed under the applicable accounting literature to continue to hold the controlling financial interest in Tamarix LP, as more fully described in our financial statements. Accordingly, we continued to consolidate the financial statements of Tamarix LP with ours at June 30, 2012. On July 27, 2012, Tamarix LP repaid its loans together with accrued interest due to us in the aggregate amount of $16.6 million and the three investment professionals of Tamarix GP resigned from our affiliated entity. As a result, effective July 27, 2012, we have deconsolidated Tamarix LP’s financial statements from our own, and account for our investment in Tamarix LP thereafter under the equity method of accounting. As of September 30, 2012, the investment portfolio held by Tamarix LP consisted of outstanding loans of approximately $18.1 million in aggregate principal amount and equity investments of approximately $2.8 million at fair value. It is our intention to seek to acquire all of the limited partnership interests in Tamarix LP and all of the ownership interests in Tamarix Capital G.P. LLC, the limited liability company that functions as its general partner (“Tamarix GP”) that are currently owned or subscribed for by other persons. These acquisitions would require further approval from the SBA. We cannot assure you that the SBA would grant that further approval or that the holders of those ownership interests would agree to transfer them to us. In the event that the SBA were not to grant the necessary further approval, or the holders of those ownership interests did not agree to transfer them to us, we would still benefit from our significant economic interest in Tamarix LP—currently we have subscribed for $24.9 million out of a total of $36.4 million committed and partially funded commitments in Tamarix LP (giving us 68.4% of the limited partnership interests) and have a non-controlling interest in Tamarix GP—as well as our strong relationship with the investment professionals on the investment committee of Tamarix GP. If we are successful in acquiring all of the limited partnership interests in Tamarix LP and all of the ownership interests in Tamarix GP that are currently owned or subscribed for by other persons, we would once again consolidate Tamarix LP’s financial statements into our financial statements.

WM 2012 Credit Facility Amendments. Prior to the WM 2012 Credit Facility Amendments completed in March 2012, under generally accepted accounting principles, we did not consolidate OFS Capital WM’s financial statements into our financial statements. Following the OFS Capital WM Transaction, we determined in accordance with ASC Topic 810 that, despite owning 100% of the equity interests of OFS Capital WM, the loan manager, Madison Capital (an indirect wholly-owned subsidiary of New York Life Investments), was the primary beneficiary of OFS Capital WM because it (a) had the sole authority to service, administer and exercise rights and remedies in respect of the assets in OFS Capital WM’s portfolio, (b) had the sole authority to determine whether to cause assets to be sold or acquired by OFS Capital WM (subject in limited circumstances to our consent rights as the administrative manager), and (c) received a fee for its services in addition to holding class B loans of OFS Capital WM, as described elsewhere in this quarterly report on Form 10-Q. In light of these considerations, we recorded our equity interest in OFS Capital WM in our financial statements but did not consolidate its financial statements with our own.

As a result of the WM 2012 Credit Facility Amendments, OFS Capital succeeded Madison Capital to the controlling financial interest in OFS Capital WM. In light of this and other factors, we have consolidated the financial statements of OFS Capital WM into our financial statements as of March 30, 2012. The WM 2012 Credit Facility Amendments were entered into in light of OFS Capital WM having made investments which utilize the substantial majority of its borrowing capacity under the WM Credit Facility. Accordingly, it was determined that the management of an existing portfolio of investment assets, as opposed to buying and originating activities, would constitute the activities that most significantly impact OFS Capital WM’s economic performance.

OFS Capital WM Transaction and OFSAM Cash Contribution. In September of 2010, we established OFS Capital WM, an entity that acquires, manages and finances senior secured loan investments to middle-market companies in the United States. To finance its business, at the OFS Capital WM Closing, OFS Capital WM entered into the WM Credit Facility with Wells Fargo and Madison Capital, which is secured by the eligible loan assets or participations therein acquired by OFS Capital WM from us at the OFS Capital WM Closing and eligible loan assets thereafter acquired by OFS Capital WM during its reinvestment period. Subject to limited exceptions, our sale of eligible loan assets or participations therein to OFS Capital WM is without recourse to us, and we will have no liability for the debts or other obligations of OFS Capital WM. In connection with the closing of the WM Credit Facility, the lenders received customary opinions of counsel generally to the effect that the sale of assets by us to OFS Capital WM on September 28, 2010 would be considered a true sale of those assets, and not a secured loan, and that in the event of our bankruptcy it would not be proper to ignore the separate existence of OFS Capital WM and substantively consolidate the assets and liabilities of OFS Capital WM with our own.

At the OFS Capital WM Closing, we sold approximately $96.9 million of loans or participations therein, transferred to us by OFS Funding, to OFS Capital WM in exchange for all the equity interests in OFS Capital WM and the OFS Capital WM Cash Consideration. We transferred the OFS Capital WM Cash Consideration to OFS Funding, and OFS Funding used the OFS Capital WM Cash Consideration to repay a substantial portion of the outstanding loan balance under the Old Credit Facility. We also transferred the OFSAM Cash Contribution, made by our parent to us simultaneously with the OFS Capital WM Closing, to OFS Funding, and OFS Funding used the OFSAM Cash Contribution, together with cash on hand, to pay off the remaining balance under the Old Credit Facility in full.

We entered into the OFS Capital WM Transaction in part because OFS Capital WM would be able to increase the rate of return on the senior secured assets sold to OFS Capital WM as a result of the more favorable financing terms under the WM Credit Facility, as compared to the Old Credit Facility. We will continue to benefit from the loan assets sold to and still held by OFS Capital WM by virtue of our ownership of 100% of the equity interests in OFS Capital WM. Based on the cost of capital and the yield on the underlying assets, we have experienced positive cash flow on a quarterly basis from our investment in OFS Capital WM and we expect to continue to do so for the life of the WM Credit Facility. In addition, our relationship with Madison Capital has significantly expanded the investment opportunities available to us since the OFS Capital WM Closing. Since such time, OFS Capital WM has made investments in 64 companies in 46 different industry categories.

As a result of certain provisions of the loan documentation for the OFS Capital WM Transaction, we were required to account for that transaction in our financial statements as a secured borrowing as of December 31, 2010, which resulted in our retaining the loans we transferred to OFS Capital WM on our balance sheet as of December 31, 2010 and recording a corresponding payable due to OFS Capital WM. On February 23, 2011, we amended the loan documentation to remove those provisions, pursuant to which amendments we accounted for the OFS Capital WM Transaction as a sale of assets by us to OFS Capital WM. Upon effectiveness of the February 23, 2011 amendments to the loan documentation, under the Sale Accounting Adjustments, the loans retained on our December 31, 2010 balance sheet were removed, the payable due to OFS Capital WM was eliminated, and we booked a loss from the sale of assets in the amount of approximately $0.9 million. For more information on these transactions, see our “Unaudited Consolidated Financial Statements—Note 3.”

2010 Distribution. Concurrently with the OFS Capital WM Transaction, OFS Funding distributed to us and we in turn distributed to OFSAM certain investments in each of the following portfolio companies: Airxcel, Inc., Arclin US Holdings Inc., Barton-Cotton, Incorporated, BBB Industries LLC, BlueWater Thermal Processing, LLC, Einstruction Corporation, FCL Graphics, Inc., Hopkins Manufacturing Inc., Jason Incorporated, Jonathan Holding Company, Jones Stephens Corp., LMH I, Inc. (Latham), LVI Services, Inc., National Bedding Company, LLC, Pamarco Technologies, Inc., Plainfield Tool and Engineering, Inc. (f/k/a Polymer Technologies, Inc. and Plainfield Tool and Engineering, Inc.), Revere Industries, LLC, SMG and Tecta America Corporation. Our investments in these portfolio companies aggregated approximately $67.2 million. In addition, OFS Funding distributed to us and we in turn distributed to OFSAM approximately $1.5 million of equity investments. We refer to these actions collectively as the “2010 Distribution.” We determined to make these distributions to eliminate certain potential conflicts of interest that might arise due to the fact that we and an affiliated fund both had investments in these portfolio companies.

Composition of Existing Portfolio and Recent Portfolio Activities. Historically, substantially all of our investment portfolio consisted of senior secured loans to middle-market companies in the United States. We have recently expanded our origination efforts into additional asset classes, including investments in unitranche, second-lien and mezzanine loans and, to a lesser extent, warrants and other minority equity securities. Over time, we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies after giving effect to the changes in accounting principles we will undertake as part of our election to be treated as a BDC.

Valuation of Portfolio Investments. Our policies relating to the valuation of our portfolio investments are as follows:

Investments for which sufficient market quotations are readily available will be valued at such market quotations. We may also obtain indicative prices with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We expect that there will not be a readily available market value for many of our investments; those debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the board of directors. We expect to value such investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. We expect that our valuation of each of our assets (including investments held by OFS Capital WM) for which sufficient market quotations are not readily available will be reviewed by one or more independent third-party valuation firms at least once every 12 months.

Our board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments for which sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, our board of directors will undertake, on a quarterly basis, unless otherwise noted, a multi-step valuation process, as described below:

•	For each such investment, a basic credit rating review process will be completed. The risk rating on every credit facility will be reviewed and either reaffirmed or revised by the investment committee. This process will establish base information for the quarterly valuation process.

•	Each portfolio company or investment will be valued by an investment professional.

•	Preliminary valuation conclusions will then be documented and discussed with individual members of the investment committee.

•	The preliminary valuations will then be submitted to the investment committee for ratification.

•	Third-party valuation firm(s) will be engaged to provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. The investment committee’s preliminary fair value conclusions on each of our assets, as well as each investment asset of OFS Capital WM, for which sufficient market quotations are not readily available will be reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by our board of directors or required by our valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of our board of directors.

•	Our board of directors will discuss valuations and determine the fair value of each investment in the portfolio in good faith based on the input of OFS Advisor and, where appropriate, the respective independent valuation firms.

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Revenue Recognition. Our revenue recognition policies will be as follows:

Investments and Related Investment Income: We will account for investment transactions on a trade date basis. Our Board of Directors will determine, in good faith, the fair value of each investment in our portfolio. Interest is currently (and will continue to be) recognized on an accrual basis. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the payment-in-kind, or PIK, interest is not collectible. Realized gains or losses on investments will be measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We will report changes in the fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our statement of income.

Non-accrual. We currently (and will continue to) place loans on non-accrual status when principal and interest payments are past due 90 days or more or when there is reasonable doubt that we will collect principal or interest. Accrued interest is currently (and will continue to be) generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are currently (and will continue to be) restored to accrual status when past due principal and interest is paid and, in our management’s judgment, is likely to remain current.

Portfolio Composition and Investment Activity

The total fair value of our investments was approximately $212.2 million at September 30, 2012, $225.0 million at December 31, 2011 and $123.2 million at December 31, 2010. The amount at December 31, 2011 gives pro forma effect to the BDC/RIC Elections Adjustments and the WM Consolidation Adjustments, while the amount at December 31, 2010 gives pro forma effect to the BDC/RIC Elections Adjustments, the WM Consolidation Adjustments and Sale Accounting Adjustments, as described under Note 3 to the Notes to our Consolidated Financial Statements. For the nine months ended September 30, 2012, OFS Capital WM closed debt investment with 13 companies with an aggregate face value of approximately $46.3 million and for the period January 1, 2012 through July 27, 2012, Tamarix LP closed an investment with one portfolio company with a face value of approximately $3.3 million. For the year ended December 31, 2011, OFS Capital and our wholly-owned subsidiary OFS Capital WM closed loans with 41 companies with an aggregate face value of $201.2 million. For the year ended December 31, 2010, in addition to our equity investment in OFS Capital WM, which was valued at $59.7 million at December 31, 2010, after giving effect to the subsequent WM 2011 Credit Facility Amendments, we originated approximately $0.6 million of new debt investments.

On May 11, 2012, due to a reduction following March 31, 2012 in the borrowing base value ascribed to a $4.7 million (principal amount) loan owned by OFS Capital WM, an affiliate of OFSAM purchased that loan from OFS Capital WM at its fair value as of March 31, 2012 of $4.2 million. We recognized a realized loss of approximately $1.2 million from this transaction. For the nine months ended September 30, 2012 and the year ended December 31, 2011, after giving pro forma effect to the WM Consolidation Adjustments, we had approximately $43.7 and $63.2 million, respectively, in net debt repayments (net of revolver advances) in existing portfolio companies and sold $5.4 and $21.2 million of our loans, respectively. For the year ended December 31, 2010, after giving pro forma effect to the WM Consolidation Adjustments, we had approximately $38.1 million in net debt repayments in existing portfolio companies and sold $31.0 million of our loans.

The following table shows the cost and fair value of our portfolio of investments by asset class as of September 30, 2012 and December 31, 2011 and 2010 as well as pro forma at December 31, 2011 after giving effect to the WM Consolidation Adjustments and December 31, 2010 after giving effect to the Sale Accounting Adjustments and the WM Consolidation Adjustments.

	As of September 30, 2012		As of December 31, 2011		As of December 31, 2011		As of December 31, 2010		As of December 31, 2010
	Historical		Historical		Pro Forma		Historical		Pro Forma
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Senior Secured
Performing	$211,213	$207,196	$9,267	$9,809	$223,029	$217,637	$82,680	$80,711	$114,919	$113,496
Non-Accrual	—	—	—	—	—	—	—	—	—	—
Unitranche
Performing	—	—	—	—	—	—	—	—	—	—
Non-Accrual	—	—	—	—	—	—	—	—	—	—
Second-Lien
Performing	—	—	—	—	—	—	1,925	1,967	1,925	1,967
Non-Accrual	—	—	—	—	—	—	—	—	—	—
Mezzanine
Performing	—	—	—	—	—	—	—	—	—	—
Non-Accrual	—	—	—	—	—	—	—	—	—	—
Unsecured
Performing	—	—	4,756	4,756	4,756	4,756	—	—	—	—
Non-Accrual	—	—	—	—	—	—	2,696	2,177	2,696	2,177
Equity Investments	5,049	5,049	45,575	43,836	2,455	2,619	64,949	65,220	4,842	5,545

Total	$216,262	$212,245	$59,598	$58,401	$230,240	$225,012	$152,250	$150,075	$124,382	$123,185

As of September 30, 2012, the weighted average yield to fair value was approximately 7.69%. Throughout this document, the weighted average yield on income producing investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized amortization of deferred loan origination fees and accretion of OID divided by (b) total income producing investments at fair value (with any unamortized premium or discount accounted for at the time of loan repayment). The weighted average yield on income producing investments at fair value is computed as of the balance sheet date and excludes assets on non-accrual status as of such date.

As of September 30, 2012, including investments held by OFS Capital WM, floating rate loans comprised all of our current portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Results of Operations

We do not believe that our historical operating performance is necessarily indicative of the results of operations that we expect to report in future periods. Prior to the completion of our initial public offering, we completed several significant corporate transactions, including the OFS Capital WM Transaction, the 2010 Distribution, the WM 2011 Credit Facility Amendments, the Tamarix Transactions, and the WM 2012 Credit Facility Amendments, as described above under “—Recent Developments and Other Factors Affecting Comparability.” In addition to those matters, in future periods we will pay a management fee to OFS Advisor under the Investment Advisory Agreement by reference to a specific formula; in contrast, our historical financial information reflects costs incurred directly by us in the operation of our businesses. We also intend to pursue a strategy that is focused primarily on investments in middle-market companies in the United States, including investments in senior secured, unitranche, second-lien and mezzanine loans and, to a lesser extent, warrants and other minority equity securities, which differs from our historical investment concentration. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code, to which we were not previously subject. In addition, Tamarix LP is subject to regulation and oversight by the SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.

Comparison of the three months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)

Net Income

	Three Months Ended September 30,
	2012	2011	% Change
	(in thousands)
Net interest income	$2,524	$287	779.4%
Net interest income after loan loss provision (recovery)	2,524	—	N/A
Net income (loss)	2,960	(5,176)	157.2

Net income increased by approximately $8.1 million or 157.2% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in net income resulted from an increase in net interest income after loan loss recovery of $2.5 million, an increase in non-interest income of $1.6 million, a decrease in non-interest expense of $4.0 million, and net loss allocated to non-controlling interests of $32.0 thousand.

Net Interest Income

	Three Months Ended September 30,
	2012	2011	% Change
	(in thousands)
Interest, dividend and fee income on loans	$4,035	$287	1,305.9%
Interest expense on borrowed funds	1,511	—	N/A

Net interest income	$2,524	$287	779.4%

Net interest income increased by approximately $2.2 million, or 779.4%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in net interest income was primarily due to the interest income generated by OFS Capital WM during the three months ended September 30, 2012 as a result of our consolidation of OFS Capital WM’s statement of operations effective April 1, 2012.

Loan Loss Provision (Recovery)

We did not record any loan loss provision in the three months ended September 30, 2012 as OFS Capital did not directly hold any loans during this period. We recorded a loan loss provision of $287.0 for the three months ended September 30, 2011.

Non-Interest Income

	Three Months Ended September 30,
	2012	2011	% Change
	(in thousands)
Non-interest income
Income from equity interest in Tamarix LP	$378	$—	N/A
Net change in unrealized appreciation on investments	1,173	—	N/A
Other income	32	—	N/A

Total non-interest income	$1,583	—	N/A

Non-interest income increased by approximately $1.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in non-interest income was primarily due to the recording of income from equity interest in Tamarix LP in the amount of $0.4 million, net change in unrealized appreciation on investments of $1.2 million and other income in the amount of $32.0 thousand for the three months ended September 30, 2012. No non-interest in income was recognized for the three months ended September 30, 2011.

Non-Interest Expense

	Three Months Ended September 30,
	2012	2011	% Change
	(in thousands)
Non-interest expenses
Amortization of deferred financing closing costs	$144	$—	N/A %
Loss from equity interest in OFS Capital WM	—	4,748	(100)
Net realized loss on investments—related party	92	—	N/A
Management fee expense—Loan Manager	261	—	N/A
Management fee expense—related parties	481	319	50.8
Professional fees	86	31	177.4
Other administrative expenses	115	78	47.4

Total non-interest expense	$1,179	$5,176	(77.2)%

Non-interest expense decreased by approximately $4.0 million, or 77.2%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decrease in non-interest expense was primarily due to the incurrence of a loss from equity interest in OFS Capital WM in the amount of approximately $4.7 million for the three months ended September 30, 2011, offset by (a) realization of a loss of approximately $92.0 thousand resulting from a sale of debt investment from OFS Capital WM to an affiliated entity of ours, (b) an increase in total management fee expense of $423.0 thousand, (c) an increase in professional fees and other administrative expenses in the total amount of $92.0 thousand and (d) amortization of deferred financing closing costs of $144.0 thousand, during the three months ended September 30, 2012.

Comparison of the nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)

Net Income

	Nine Months Ended September 30,
	2012	2011	% Change
	(in thousands)
Net interest income	$6,241	$445	1,302.5%
Net interest income after loan loss provision (recovery)	6,241	863	623.2
Net income (loss)	5,450	(4,699)	216.0

Net income increased by approximately $10.1 million or 216.0% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in net income resulted from an increase in net interest income after loan loss provision (recovery) of $5.4 million, an increase in non-interest income of $3.1 million, the recording of cumulative effect of accounting change of $0.6 million, net loss allocated to non-controlling interests of $61.0 thousand, and a decrease in non-interest expense of $1.0 million.

Net Interest Income

	Nine Months Ended September 30,
	2012	2011	% Change
	(in thousands)
Interest, dividend and fee income on loans	$9,197	$1,276	620.8%
Interest expense on borrowed funds	2,956	831	255.7

Net interest income	$6,241	$445	1,302.5%

Net interest income increased by approximately $5.8 million, or 1,302.5% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in net interest income was primarily due to the interest income generated by OFS Capital WM for the period April 1, 2012 through September 30, 2012, as a result of our consolidation of OFS Capital WM’s statement of operations effective April 1, 2012 as well as interest income for the period January 1, 2012 through July 27, 2012, from the loans Tamarix LP originated in 2011, prior to the deconsolidation of Tamarix LP on July 27, 2012.

Loan Loss Provision (Recovery)

We did not record any loan loss provision in the nine months ended September 30, 2012 as the loans we had were performing, and no adjustment in general reserve was deemed necessary during the nine months ended September 30, 2012. We recorded a loan loss recovery of $418.0 thousand for the nine months ended September 30, 2011, primarily as a result of the repayment of an impaired loan.

Non-Interest Income

	Nine Months Ended September 30,
	2012	2011	% Change
	(in thousands)
Non-interest income
Gain on payable under securities loan agreement	$—	$71	(100)%
Income from equity interests in OFS Capital WM	2,645	—	N/A
Income from equity interest in Tamarix LP	378	—	N/A
Net change in unrealized appreciation on investments	234	—	N/A
Other income	29	89	(67.4)

Total non-interest income	$3,286	$160	1,953.8%

Non-interest income increased by approximately $3.1 million, or 1,953.8%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in non-interest income was primarily due to the recording of income from equity interest in OFS Capital WM in the amount of $2.6 million recorded prior to the consolidation of OFS Capital WM’s statement of operations effective April 1, 2012, recording of income from equity interest in Tamarix LP in the amount of $378.0 thousand, and net change in unrealized appreciation on investments in the amount of $234.0 thousand, offset by the recognition of a gain on payable under securities loan agreement of $71.0 thousand and $60 thousand more in other income for the nine months ended September 30, 2011.

Non-Interest Expense

	Nine Months Ended September 30,
	2012	2011	% Change
	(in thousands)
Non-interest expenses
Amortization of deferred financing closing costs	$287	$—	N/A
Loss from equity interest in OFS Capital WM	—	3,268	(100)%
Loss on sale of loans to OFS Capital WM	—	889	(100)
Net realized loss on investments—related party	1,257	—	N/A
Unrealized loss on warrants	—	156	(100)
Management fee expense—Loan Manager	514	—	N/A
Management fee expense—related parties	1,668	1,063	56.9
Professional fees	489	115	325.2
Other administrative expenses	493	231	113.4

Total non-interest expense	$4,708	$5,722	(17.7)%

Non-interest expense decreased by approximately $1.0 million, or 17.7%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease in non-interest expense was primarily due to the (a) recording of a loss from equity interest in OFS Capital WM in the amount of $3.3 million, and, (b) recognition of a loss on sale of loans to OFS Capital in the amount of $0.9 million, for the nine months ended September 30, 2011, offset by (a) realization of a loss of approximately $1.3 million from sale of debt investments from OFS Capital WM to an affiliated entity of ours, (b) amortization of deferred financing costs of $287 thousand, (c) an increase in total management fee expense of $1.1 million, and (d) an increase in professional fees and other administrative expenses in the total amount of $636 thousand during the nine months ended September 30, 2012.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents outstanding of $14.0 million and $171.2 million in indebtedness under the WM Credit Facility.

In connection with our IPO, on November 7, 2012, we converted from a limited liability company to a corporation, as a result of which the sole membership interest held by OFSAM prior to the conversion was exchanged for 2,912,024 shares of our common stock. In connection with our IPO, we elected to be treated as a BDC under the 1940 Act. On November 14, 2012, we completed our IPO selling 6,666,667 shares of our common stock at a public offering price of $15 per share, raising $100 million in gross proceeds. We also granted the underwriters an option to purchase up to an additional 1,000,000 shares of our common stock from us at the public offering price, less the sales load payable by us. This option expired on December 7, 2012. We incurred approximately $6.2 million of sales load and $5.8 million of offering related costs in connection with our IPO.

We utilized $90 million of our IPO proceeds to pay down the OFS Capital WM Facility. The WM Credit Facility indebtedness repaid included approximately $48.0 million of class A loans and approximately $42.0 million of class B loans. Outstanding class A loans accrue interest at a rate per annum equal to LIBOR plus 2.75% (or 4.75% if an event of default has occurred). Outstanding class B loans accrue interest at a rate per annum equal to LIBOR plus 6.50% (or 8.50% if an event of default has occurred). The class A loans and the class B loans mature on December 31, 2016, which maturity date will be extended by one year if the reinvestment period is extended by one year.

We generated cash primarily from the net proceeds of our IPO, and intend to generate additional cash flows from operations, distributions from equity investments, future borrowings, including borrowings by OFS Capital WM pursuant to the WM Credit Facility, and through any future offerings of securities. Following the $90 million repayment on the WM Credit Facility, we had in excess of $90 million of borrowing capacity. We may seek a credit facility to finance investments and working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all. In the future, we may also seek to finance all or portions of our portfolio through on-balance sheet special purpose vehicles. To securitize investments, we would likely create a subsidiary and contribute a pool of investments to the subsidiary. We or the subsidiary would then sell debt or equity interests in the subsidiary to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary use of funds will be investments in our targeted asset classes, interest payments on any indebtedness and cash distributions to holders of our common stock.

Although we expect to fund the growth of our investment portfolio utilizing the net proceeds raised from our IPO, future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies to fund our unfunded commitments to portfolio companies. The illiquidity of these portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

The OFS Capital WM Facility

On September 28, 2010, OFS Capital WM entered into a $180,000 secured revolving credit facility (the “WM Credit Facility”) with Wells Fargo and Madison Capital, with the Class A lenders (initially Wells Fargo) providing up to $135,000 in Class A loans and the Class B lenders (initially Madison Capital) providing up to $45,000 in Class B loans to OFS Capital WM. The WM Credit Facility is secured by the Eligible Loans transferred to OFS Capital WM by OFS Capital on the date of the OFS Capital WM Transaction and any eligible loan assets subsequently acquired by OFS Capital WM.

The loan facilities with Wells Fargo and Madison Capital had five- and six-year terms, respectively, and both facilities provided a one-year option for extension upon the approval of the Class A and Class B lenders. The loan facilities had a reinvestment period of two years after the closing date of the WM Credit Facility, which could be extended by one year with the consent of each lender. Outstanding borrowings on the loan facilities are limited to the lesser of (1) $180,000 and (2) the borrowing base as defined by the Loan Documents. OFS Capital WM is obligated to pay interest on outstanding Class A loans and Class B loans on each quarterly payment date. Prior to September 28, 2012, Outstanding Class A loans accrued interest equal to LIBOR plus 3.00% per annum. Outstanding Class B loans accrued interest equal to LIBOR plus 4.00% per annum. OFS Capital WM has the right to repay loans outstanding under the facility in part from time to time, subject to applicable prepayment fee. The unused commitment fee on the Class A loan facility is (1) 0.5% of the first $25,000 of the unused facility and (2) 2% of the balance in excess of $25,000. The unused commitment fee on the Class B loan facility is 0.5% per annum. In connection with the WM Credit Facility, OFS Capital WM incurred financing costs of $3,501, which were deferred and amortized over the terms of WM Credit Facility.

Under the OFS Capital WM Credit Facility, the Loan Manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, which value is determined by the Controlling Lender (as defined in the OFS Capital WM loan documents), plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three and nine months ended September 30, 2012, the Company incurred management fee expense of $261 and $514, respectively, to the Loan Manager.

On September 28, 2012, the WM Credit Facility was amended (“Amended WM Credit Facility”). Under the Amended WM Credit Facility, (1) the loans with both Wells Fargo and Madison Capital were extended to December 31, 2016, and both loans provided for a one-year option for extension upon the approval of the Class A and Class B lenders; (2) the reinvestment period for both loans was extended to December 31, 2013, which can be further extended by one year with the consent of each lender; (3) accrued interest rate on outstanding Class A loans was amended to LIBOR plus 2.75% per annum, and (4) accrued interest rate on outstanding Class B loans was amended to LIBOR plus 6.50%. In connection with the Amended WM Credit Facility, OFS Capital WM incurred financing costs of $675, which is deferred and accrued for at September 30, 2012. The deferred financing costs under the Amended WM Credit Facility, together with the unamortized deferred financing costs under the WM Credit Facility of $2,350 at September 28, 2012, are being amortized over the Amended WM Credit Facility.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2012, we had $1.5 million of unused lines of credit granted to borrowers. Unused lines of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet. In addition, as of September 30, 2012, we had approximately $20.1 million of committed but uncalled equity investment in Tamarix LP.

Contractual Obligations

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

As a result of the WM 2012 Credit Facility Amendments, we have consolidated OFS Capital WM in our financial statements as of March 30, 2012. For more information on the contractual obligations of OFS Capital WM including the WM Credit Facility, see our “Unaudited Consolidated Financial Statements—Note 3.”

We have subscribed for $24.9 million out of a total of $36.4 million committed and partially funded commitments in Tamarix LP. We have partially funded and may be called upon to fund the balance of our commitment in connection with the operations of Tamarix LP.

Dividends

Our Board of Directors will maintain a variable dividend policy with the objective of distributing four quarterly distributions in an amount that approximates 90—100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income.

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to stockholders.

Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders.

We intend to operate to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual payment-in-kind interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

We intend to distribute quarterly dividends to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during such year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We maintain an “opt-out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash dividends.

Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.

Related Party Transactions

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement with OFS Advisor and will pay OFS Advisor a management fee and incentive fee. Pursuant to the Investment Advisory Agreement with OFS Advisor and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. For providing these services, OFS Advisor receives a fee from us, consisting of two components—a base management fee and an incentive fee. From the completion of our initial public offering through October 31, 2013, the base management fee will be calculated at an annual rate of 0.875% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. After October 31, 2013, the base management fee will be calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash.

Pre-incentive fee net investment income does not include any realized gains, realized losses, unrealized capital appreciation or unrealized capital depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized capital losses and unrealized capital depreciation.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for OFS Advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

We pay OFS Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;

•

100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The catch-up is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this pre-incentive fee net investment income exceeds 2.5% in any calendar quarter; and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and our aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.

The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.

License Agreement

We have entered into a license agreement with OFSAM under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.”

Administration Agreement

We have entered into an Administration Agreement, pursuant to which OFS Services furnishes us with office facilities, equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under our Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority.

Staffing Agreement

OFS Advisor is an affiliate of OFSC, with which it has entered into a Staffing Agreement. Under this agreement OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel and other resources of OFSC and its affiliates. The Staffing Agreement should provide OFS Advisor with access to deal flow generated by the professionals of OFSC and its affiliates and commits the members of OFS Advisor’s investment committee to serve in that capacity. OFS Advisor intends to capitalize on the significant deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFSC’s investment professionals.

Distributions to Affiliates

On December 31, 2009, we distributed to OFSAM assets and operations that we determined were inconsistent with our strategy. Since December 31, 2009, we have undertaken or determined to undertake certain additional steps to further our strategy. At the OFS Capital WM Closing, we sold a substantial portion of our loan portfolio, transferred to us by OFS Funding, to OFS Capital WM in exchange for all the equity interests in OFS Capital WM and the OFS Capital WM Cash Consideration. Our transfer of the OFS Capital WM Cash Consideration plus the OFSAM Cash Contribution to OFS Funding allowed OFS Funding to repay the outstanding loan balance under the Old Credit Facility after it had applied net proceeds from the sale of three loans to pay down a portion thereof. In addition, concurrently with the OFS Capital WM Transaction, we distributed to OFSAM a substantial portion of our remaining loan portfolio transferred to us by OFS Funding and certain of our equity investments. We determined to make these distributions to eliminate certain potential conflicts of interest that might arise due to the fact that we and an affiliated fund both had investments in these portfolio companies. In March 2012, we entered into the WM 2012 Credit Facility Amendments, and we have consolidated the financial statements of OFS Capital WM into our own as of March 30, 2012 as described elsewhere in this quarterly report on Form 10-Q.

On October 11, 2012, we made a $4.0 million distribution to OFSAM, reflecting a payment calculated based on our member’s equity for the months of August and September of 2012, as well as a special distribution.

Recent Developments

On November 26, 2012, we announced that we had declared an initial dividend of $0.34 per share for the quarter ending December 31, 2012 (such amount to be proportionately reduced to reflect the number of days remaining in such quarter after the completion of the Company’s initial public offering), payable on January 31, 2013 to stockholders of record as of the close of business on January 17, 2013. Based on the November 14, 2012, closing of the Company’s initial public offering, stockholders of record on January 17, 2013 will receive a dividend of $0.17 per share in respect of the quarter ending December 31, 2012.

In connection with our IPO, on November 7, 2012, we converted from a limited liability company to a corporation, as a result of which the sole membership interest held by OFSAM prior to the conversion was exchanged for 2,912,024 shares of our common stock. In connection with our IPO, we elected to be treated as a BDC under the1940 Act. On November 14, 2012, we completed our IPO selling 6,666,667 shares of our common stock at a public offering price of $15 per share, raising $100 million in gross proceeds. We also granted the underwriters an option to purchase up to an additional 1,000,000 shares of our common stock from us at the public offering price, less the sales load payable by us. This option expired on December 7, 2012. We incurred approximately $6.2 million of sales load and $5.8 million of offering related costs in connection with our IPO. We utilized $90 million of our IPO proceeds to pay down the OFS Capital WM Facility. The WM Credit Facility indebtedness repaid included approximately $48.0 million of class A loans and approximately $42.0 million of class B loans.

Glossary of Certain Terms

As used in this quarterly report on Form 10-Q, except as otherwise indicated, the terms:

•

“2010 Distribution” refers to our distribution to OFSAM concurrently with the OFS Capital WM Transaction of a substantial portion of our remaining loan portfolio and certain of our equity investments due to the fact that we and an affiliated fund both had investments in these portfolio companies;

•

“BDC Conversion” refers to our conversion from a Delaware limited liability company into a Delaware corporation, OFS Capital Corporation, together with our elections to be treated as a business development company under the 1940 Act and a RIC under the Code;

•	“OFS” refers, collectively, to the activities and operations of OFSAM and its subsidiaries and certain affiliates;

•	“OFS Advisor” refers to OFS Capital Management, LLC, a Delaware limited liability company and wholly-owned subsidiary of OFSAM, and our investment adviser;

•

“OFS Capital,” “the Company,” “we,” “us,” and “our” refer to OFS Capital, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of OFSAM, and its consolidated subsidiaries for the periods prior to consummation of the BDC Conversion, and refer to OFS Capital Corporation, a Delaware corporation, and its consolidated subsidiaries for the periods after the consummation of the BDC Conversion;

•	“OFS Capital WM” refers to OFS Capital WM, LLC, a Delaware limited liability company and our wholly-owned subsidiary;

•

“OFS Capital WM Cash Consideration” refers to the cash received by us from OFS Capital WM in the OFS Capital WM Transaction, which we transferred to OFS Funding, and which OFS Funding used to repay a substantial portion of the outstanding balance under the Old Credit Facility;

•

“OFS Capital WM Transaction” refers to the sale of a substantial portion of our loan portfolio to OFS Capital WM in exchange for all the equity interests in OFS Capital WM and the OFS Capital WM Cash Consideration in connection with OFS Capital WM’s entry into the WM Credit Facility;

•	“OFS Funding” refers to OFS Funding, LLC, a Delaware limited liability company and our wholly-owned subsidiary, and the entity which historically held our investment portfolio;

•	“OFS Services” refers to OFS Capital Services, LLC, a Delaware limited liability company and wholly-owned subsidiary of OFSAM, and our administrator;

•	“OFSAM” refers to Orchard First Source Asset Management, LLC, a Delaware limited liability company and our parent company prior to our initial public offering;

•

“OFSAM Cash Contribution” refers to the cash contribution made by OFSAM to us simultaneously with the OFS Capital WM Transaction, which we transferred to OFS Funding, and which OFS Funding used, together with cash on hand, to payoff the remaining balance under the Old Credit Facility in full;

•

“OFSC” refers to Orchard First Source Capital, Inc., a Delaware corporation and wholly-owned subsidiary of OFSAM, which employs all of OFSAM’s investment professionals, and is an affiliate of OFS Advisor;

•	“Old Credit Facility” refers to OFS Funding’s credit facility with Bank of America, which was repaid, in part, with the OFS Capital WM Cash Consideration;

•	“Tamarix LP” refers to Tamarix Capital Partners, L.P., a Delaware limited partnership through which we expect to continue to pursue a portion of our investment strategy;

•

“WM 2011 Credit Facility Amendments” refers to certain amendments to OFS Capital WM’s lending arrangements entered into in February 2011 that permitted us to treat the OFS Capital WM Closing as a sale for accounting purposes from that date forward;

•

“WM 2012 Credit Facility Amendments” refers to certain amendments entered into in March 2012 that will give us greater authority over certain decisions with respect to OFS Capital WM’s portfolio, including amendments, modifications and restructurings of such investments, and noticing and waiving defaults and accelerating portfolio loans, and that require us to consolidate the OFS Capital WM financial statements into ours as of March 30, 2012;

•

“WM Consolidation Adjustments” refers to the financial statement adjustments to consolidate OFS Capital WM’s financial statements into our own as a result of the WM 2012 Credit Facility Amendments; and

•	“WM Credit Facility” refers to the $180 million senior secured revolving credit facility, which OFS Capital WM entered into with Wells Fargo and Madison Capital to finance its business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment portfolio and investment income may be affected by changes in various interest rates, including LIBOR and prime rates.

As of September 30, 2012, all of our outstanding loan portfolio bore interest at floating rates.

Item 4.	Controls and Procedures

As of September 30, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None of us, our investment adviser or administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our investment adviser or administrator. From time to time, we, our investment adviser or administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

There has been no other material change in the information provided under the heading “Risk Factors” in our Registration Statement on Form N-2 dated November 7, 2012. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As part of the BDC Conversion, OFSAM was issued an aggregate of 2,912,024 shares of common stock in OFS Capital Corporation in exchange for its limited liability company interest in OFS Capital, LLC at an average estimated equivalent price of $19.14 per share. These shares are not registered and, as a result, are restricted securities under the meaning of Rule 144 promulgated under the Securities Act and may not be sold in the absence of registration under the Securities Act of 1933, as amended, unless an exemption from registration is available, including exemptions contained in Rule 144.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation of OFS Capital, LLC(2)

3.2	Form of Certificate of Incorporation of OFS Capital Corporation(2)

3.3	Amended and Restated Limited Liability Company Agreement of OFS Capital, LLC(2)

3.4	Form of Bylaws of OFS Capital Corporation(2)

4.1	Form of Stock Certificate of OFS Capital Corporation(2)

10.1	Form of Dividend Reinvestment Plan(2)

10.2	Form of Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC(2)

10.3	Form of Underwriting Agreement(6)

10.4	Form of Custody Agreement(2)

10.5	Form of Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC(2)

10.6	Form of License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC(2)

10.7	Loan and Security Agreement among MCF Capital Management LLC, OFS Capital WM, LLC, each of the Class A Lenders from time to time party thereto, each of the Class B lenders from time to time party thereto, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated as of September 28, 2010(1)

10.8	Pledge Agreement made by OFS Capital, LLC, OFS Capital WM, LLC and OFS Funding, LLC in favor of Wells Fargo Delaware Trust Company, N.A., as Trustee, for the benefit of the Secured Parties, dated as of September 28, 2010(1)

10.9	Account Control Agreement among OFS Capital WM, LLC, Wells Fargo Delaware Trust Company, N.A., Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of September 28, 2010(1)

10.10	Participation Agreement dated as of September 28, 2010, between OFS Funding, LLC and OFS Capital, LLC(1)

10.11	Loan Sale Agreement between OFS Capital, LLC, and OFS Capital WM, LLC, dated as of September 28, 2010(1)

10.12	First Amendment to Loan Sale Agreement among OFS Capital WM, LLC and OFS Capital, LLC, dated February 23, 2011(2)

10.13	Amended and Restated Consent Procedures Letter among OFS Capital, LLC, OFS Capital WM, LLC, Madison Capital Funding LLC, and MCF Capital Management LLC, dated February 23, 2011 (Loan and Security Agreement – Exhibit L)(2)

10.14	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers(2)

10.15	Form of Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC(4)

10.16	Second Amended and Restated Consent Procedures Letter among OFS Capital, LLC, OFS Capital WM, LLC, Madison Capital Funding LLC, and MCF Capital Management LLC, dated March 30, 2012(3)

10.17	Amendment to Second Amended and Restated Consent Procedures Letter among OFS Capital, LLC, OFS Capital WM, LLC, Madison Capital Funding LLC, and MCF Capital Management LLC, dated September 28, 2012(5)

10.18	First Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated November 27, 2010(5)

10.19	Second Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated January 26, 2011(5)

10.20	Third Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated September 28, 2012(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as part of Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on October 5, 2010.
(2)	Previously filed as part of Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on March 17, 2011.
(3)	Previously filed as part of Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on May 3, 2012.
(4)	Previously filed as part of Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on July 24, 2012.
(5)	Previously filed as part of Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on October 19, 2012.
(6)	Previously filed as part of Pre-Effective Amendment No. 9 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on October 24, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2012	OFS CAPITAL, LLC

	By:	/s/ GLENN R. PITTSON
	Name:	Glenn R. Pittson
	Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.