Form 10-Q
period 2013-03-31
OFS Capital Corp
filed 2013-05-08
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 3, 2013 was 9,624,990.

OFS CAPITAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investments, at fair value
Non-affiliate investments (cost of $224,313 and $231,781, respectively)	$221,247	$227,542
Affiliate investments (cost of $7,667 and $5,049, respectively)	7,526	4,657

Total investments at fair value	228,773	232,199
Cash and cash equivalents	12,168	8,270
Restricted cash and cash equivalents	623	623
Interest receivable	895	1,292
Prepaid expenses and other assets	263	326
Deferred financing costs, net of accumulated amortization of $1,805 and $1,336, respectively	2,370	2,839

Total assets	$245,092	$245,549

Liabilities
Accrued professional fees	$353	$463
Interest payable	822	1,222
Dividend payable	3,269	1,628
Management fee payable	870	667
Administration fee payable	280	110
Other payables	162	223
Due to affiliated entities, net	—	9
Deferred loan fee revenue	244	204
Revolving line of credit	97,190	99,224

Total liabilities	103,190	103,750

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,613,582 and 9,578,691 shares issued and outstanding as of March 31, 2013 and December 31, 2012	96	96
Paid-in capital in excess of par	142,909	142,408
Distributions in excess of net investment income	(1,916)	(94)
Net unrealized appreciation (depreciation) on investments	813	(611)

Total net assets	141,902	141,799

Total liabilities and net assets	$245,092	$245,549

Number of shares outstanding	9,613,582	9,578,691

Net asset value per share	$14.76	$14.80

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share data)

		Pre-IPO prior to becoming a Business Development Company(1)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Investment income
Interest income from non-affiliate investments	$4,365	$578
Dividend and fee income	—	46

Total investment income	4,365	624

Expenses
Interest expense	847	—
Amortization of deferred financing closing costs	469	—
Management fee	807	357
Professional fees	250	15
Administrative fee	280	—
General and administrative expenses	270	37

Total expenses	2,923	409

Net investment income	1,442	215

Net realized and unrealized gain (loss) on investments
Net realized gain on non-affiliate investments	5	—
Net change in unrealized depreciation on non-affiliate investments	1,173	—
Net change in unrealized depreciation on affiliate investments	251	—

Net realized and unrealized gain on investments	1,429	—

Other income prior to becoming a business development company
Income from equity interest in OFS Capital WM	—	2,645

Total other income prior to becoming a business development company	—	2,645

Net increase in net assets resulting from operations	$2,871	$2,860

Net investment income per common share—basic and diluted	$0.15

Net increase in net assets resulting from operations per common share—basic and diluted	$0.30

Dividend declared per common share—basic and diluted	$0.34

Basic and diluted weighted average shares outstanding	9,601,952

(1)	For historical periods that include financial results prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share, dividends declared per common shares and weighted average shares outstanding information for periods that include financial results prior to November 7, 2012 are not provided.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(Amounts in thousands, except share and per share data)

	Member’s Equity	Common Stock		Paid-in Capital in Excess of Par	Distributions in Excess of Net Investment Income	Accumulated Net Realized Gain	Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
		Shares	Par
Balance at January 1, 2012	$54,719	—	$—	$—	$—	$—	$—	$54,719
Net income	2,860	—	—	—	—	—	—	2,860
Distributions	(1,152)	—	—	—	—	—	—	(1,152)

Balance at March 31, 2012	$56,427	—	—	—	—	—	—	56,427

Balance at January 1, 2013	$—	9,578,691	$96	$142,408	$(94)	$—	$(611)	$141,799
Net increase in net assets resulting from operations	—	—	—	—	1,442	5	1,424	2,871
Stock issued in connection with dividend reinvestment plan	—	34,891	—	501	—	—	—	501
Dividend payable	—	—	—	—	(3,264)	(5)	—	(3,269)

Balance at March 31, 2013	$—	9,613,582	$96	$142,909	$(1,916)	$—	$813	141,902

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

		Pre-IPO prior to becoming a Business Development Company
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$2,871	$2,860
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization and write-off of deferred financing closing costs	469	—
Amortization of discounts and premium	(329)	—
Amortization of deferred fee revenue	(38)	(41)
Cash collection of deferred fee revenue	77	—
Net realized gain on non-affiliate investments	(5)	—
Net change in unrealized depreciation on non-affiliate investments	(1,173)	—
Net change in unrealized depreciation on affiliate investments	(251)	—
Purchase of portfolio investments	(7,507)	—
Proceeds from principal payments on portfolio investments	10,596	—
Proceeds from sale of portfolio investments	4,713	—
Income from equity investment in OFS Capital WM	—	(2,645)
Changes in operating assets and liabilities:
Interest receivable and other assets	397	4
Accrued paid-in-kind interest	—	(94)
Prepaid expenses and other current assets	63	—
Accrued professional fees	(110)	—
Due to/from affiliated entities, net	(9)	414
Interest payable	(400)	—
Management fee payable	203	—
Administration fee payable	170	—
Other payables	(61)	—

Net cash provided by operating activities	9,676	498

Cash Flows From Investing Activities
Advances and other assets	—	(8)
Distribution from OFS Capital WM	—	1,225
Additional equity investment in Tamarix LP	(2,618)	—
Consolidation of cash from OFS Capital WM	—	9,581

Net cash provided by (used in) investing activities	(2,618)	10,798

Cash Flows From Financing Activities
Net repayments under revolving lines of credit	(2,033)	—
Other liabilities	—	207
Cash dividend paid	(1,127)	—
Deferred offering costs	—	(105)

Net cash provided by (used in) financing activities	(3,160)	102

Net increase in cash and cash equivalents	3,898	11,398
Cash and cash equivalents—beginning of period	8,270	814

Cash and cash equivalents—end of period	$12,168	$12,212

(Continued)

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

		Pre-IPO prior to becoming a Business Development Company
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,247	$—
Supplemental Disclosure of Noncash Financing and Investing Activities:
Accrued deferred offering costs	$—	$3,140
Dividends paid by issuance of common stock	501	—
Dividend payable	3,269	—
Member distribution payable	—	1,152
Elimination of equity investment in OFS Capital WM and consolidation of assets and liabilities of OFS Capital WM effective March 30, 2012:
Restricted cash and cash equivalents	—	623
Interest receivable	—	920
Investments, at fair value	—	197,765
Deferred financing costs, net of accumulated amortization	—	2,637
Revolving line of credit—Wells Fargo	—	134,123
Revolving line of credit—Madison Capital	—	30,752
Interest payable	—	1,647
Management fee payable	—	314
Due to affiliated entity	—	18
Accrued expenses and other liabilities	—	132

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2013

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Interest Rate(1)	Spread Above Index(1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-affiliate Investments(5)

Accounts Receivable Management Services
Revspring Inc.	Senior Secured Term Loan	6.25%	(L +5.00%)	08/03/17	$4,876	$4,839	$4,715	3.3%

Aerospace & Defense
Whitcraft LLC	Senior Secured Term Loan	6.26%	(L +4.75%)	12/16/15	4,373	4,328	4,298	3.0

Asset Management & Custody Banks
Townsend Acquisition LLC	Senior Secured Term Loan	6.25%	(L +4.75%)	05/18/16	4,750	4,665	4,652	3.3

Asset Management Services
Cetera Financial Group, Inc.	Senior Secured Term Loan A	6.50%	(L +5.00%)	06/22/17	4,813	4,793	4,694	3.3
H.D. Vest, Inc.	Senior Secured Term Loan	7.00%	(L +5.50%)	10/03/17	4,750	4,696	4,698	3.3

					9,563	9,489	9,392	6.6

Automobile
Tectum Holdings Inc (Extang)	Senior Secured Term Loan A	7.50%	(L +5.25%)	12/03/15	3,132	3,112	3,096	2.2

Automotive Aftermarket Manufacturing
Trico Products Corporation	Senior Secured Term Loan	6.26%	(L +4.75%)	07/22/16	4,685	4,636	3,960	2.8

Beverage, Food and Tobacco
Columbus Manufacturing, Inc.	Senior Secured Term Loan B	6.50%	(L +5.25%)	04/17/18	3,990	3,935	3,885	2.7

Broadcasting and Entertainment
Campus Televideo Inc. (F/K/A: Lamont Digital Systems, Inc.)	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	4,572	4,468	4,554	3.2

Busines Equipment & Services
Dorner MFG, Corp.	Senior Secured Term Loan	6.25%	(L +4.75%)	06/15/17	3,354	3,298	3,245	2.3
Tharpe Company, Inc.	Senior Secured Term Loan	7.00%	(L +5.75%)	10/19/17	4,392	4,333	4,322	3.0

					7,746	7,631	7,567	5.3

Chemical / Plastics
Actagro, LLC	Senior Secured Term Loan	7.00%	(L +5.50%)	12/30/16	1,950	1,926	1,942	1.4
Fluoro-Seal International LLC	Senior Secured Term Loan A	9.00%	(L +7.50%)	01/04/17	2,924	2,892	2,943	2.1
ICM Products Inc	Senior Secured Term Loan	8.50%	(L +7.00%)	02/01/17	2,375	2,339	2,390	1.7
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,977	2,922	2,898	2.0

					10,226	10,079	10,173	7.2

Commercial Fastener Manufactuing
Elgin Fasteners Group	Senior Secured Term Loan	7.02%	(L +5.50%)	08/26/16	4,634	4,536	4,536	3.2

Distributors
Diversified Foodservice Supply, Inc. F/K/	Senior Secured Term Loan	6.75%	(L +5.00%)	01/27/16	4,523	4,483	4,497	3.2
Lindstrom Metric, LLC	Senior Secured Term Loan	6.26%	(L +4.75%)	07/12/16	4,621	4,581	4,518	3.2
Phillips Feed & Pet Supply	Senior Secured Term Loan	7.50%	(L +5.25%)	10/13/17	3,265	3,227	3,180	2.2

					12,409	12,291	12,195	8.6

Diversified Commercial & Professional Services
Royal Adhesives	Senior Secured Term Loan A	7.25%	(L +5.50%)	11/29/15	4,424	4,387	4,448	3.1

Diversified/Conglomerate Manufacturing
Revere Industries, LLC	Senior Secured Rollover Loans	9.00%	(L +6.00%)	06/30/13	1,889	1,890	1,889	1.3

Electrical Components & Equipment
B&B Electronics Manufacturing Company	Senior Secured Term Loan A	6.50%	(L +5.00%)	04/04/15	2,858	2,827	2,836	2.0
Barcodes LLC	Senior Secured Term Loan	7.25%	(L +6.00%)	11/02/17	3,063	3,021	3,049	2.2

					5,921	5,848	5,885	4.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)—Continued

March 31, 2013

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Interest Rate(1)	Spread Above Index(1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/01/17	3,209	3,151	3,230	2.3

Environmental Consulting & Services
Apex Companies, LLC.	Senior Secured Term Loan	7.51%	(L +5.75%)	12/10/16	4,145	4,105	4,172	2.9

Environmental Equipment Manufacturer
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	08/03/16	4,197	4,168	4,067	2.9

Environmental Industries
Aero-Metric, Inc.	Senior Secured Term Loan	6.75%	(L +5.25%)	08/27/17	2,819	2,782	2,776	2.0

Financial Intermediaries
CSI Financial Services, LLC(6)	Senior Secured Term Loan	7.25%	(L +6.00%)	12/07/17	3,485	3,428	3,483	2.5

Health Care Equipment
Hygenic Corporation	Senior Secured Term Loan	5.76%	(L +4.50%)	10/11/18	4,925	4,857	4,857	3.4
MedTech Group, Inc.	Senior Secured Term Loan	7.00%	(L +5.50%)	09/07/16	4,759	4,710	4,743	3.3
NeuroTherm, Inc	Senior Secured Term Loan	6.50%	(L +5.00%)	02/01/16	4,334	4,289	4,187	3.0

					14,018	13,856	13,787	9.7

Health Care Services
Aegis Sciences Corporation	Senior Secured Term Loan A	6.75%	(L +5.50%)	10/21/16	4,813	4,749	4,749	3.3
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	7.50%	(L +6.00%)	08/14/17	4,876	4,813	4,908	3.5
MCMC LLC	Senior Secured Term Loan A	7.50%	(L +6.00%)	09/30/16	4,503	4,454	4,503	3.2
Studer Group LLC	Senior Secured Term Loan	7.00%	(L +5.50%)	09/28/16	4,483	4,434	4,465	3.1

					18,675	18,450	18,625	13.1

Health Care Supplies
The Ritedose Corporation	Senior Secured Term Loan	7.69%	(L +6.00%)	11/10/16	3,368	3,327	2,899	2.0

Healthcare
Cambridge Major Labs, Inc	Senior Secured Term Loan	6.25%	(L +5.00%)	12/31/17	3,625	3,512	3,512	2.5
Strata Pathology Services, Inc.	Senior Secured Term Loan	9.00%	(L +7.50%)	06/30/16	4,874	4,816	3,386	2.4

					8,499	8,328	6,898	4.9

Healthcare Facilities
Accelerated Health Systems LLC	Senior Secured Term Loan	5.75%	(L +4.50%)	07/22/17	4,925	4,888	4,840	3.4

High Tech Industries
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	06/06/17	2,438	2,397	2,453	1.7

Household Products
Phoenix Brands LLC	Senior Secured Term Loan A	6.75%	(L +5.25%)	01/31/16	3,594	3,557	3,565	2.5

Industrial Conglomerates
Jameson LLC	Senior Secured Term Loan	9.50%	(L +7.50%)	10/01/15	2,344	2,320	2,136	1.5

Industrial Gases
Engineered Controls International, LLC	Senior Secured Term Loan	6.50%	(L +4.75%)	08/05/16	4,363	4,319	4,289	3.0

Insurance
Captive Resources Midco LLC	Senior Secured Term Loan	6.75%	(L +5.50%)	10/31/18	4,988	4,918	4,879	3.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)—Continued

March 31, 2013

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Interest Rate(1)	Spread Above Index(1)	Maturity	Principal Amount	Cost	Fair Value		Percent of Net Assets
Insurance Brokerage
Assured Partners Capital, Inc.	Senior Secured Term Loan A	6.50%	(L +5.25%)	05/01/18	4,864	4,864	4,712		3.3
Frenkel Benefits LLC	Senior Secured Term Loan A	6.25%	(L +5.00%)	12/28/15	3,729	3,687	3,665		2.6
Personable Holdings, Inc.	Senior Secured Term Loan	8.00%	(L +6.50%)	05/16/17	3,738	3,700	3,762		2.7

					12,331	12,251	12,139		8.6

Media: Advertising, Printing & Publishing
Content Marketing, LLC	Senior Secured Term Loan	7.50%	(L +6.25%)	12/21/17	3,986	3,930	3,930		2.8

North American Commodities Brokerage
Charter Brokerage LLC	Senior Secured Term Loan A	8.00%	(L +6.50%)	10/10/16	4,522	4,466	4,551		3.2

Personal Products
Mold-Rite Plastics, LLC	Senior Secured Term Loan	6.25%	(L +4.50%)	06/30/16	4,462	4,417	4,366		3.1
Pacific World	Senior Secured Term Loan	7.00%	(L +5.50%)	10/31/16	4,888	4,824	4,870		3.4

					9,350	9,241	9,236		6.5

Printing & Publishing
Pamarco Technologies, Inc.	Senior Secured Revolver	N/A	(L +3.75%)	12/31/14	—	(7)	(21	)(2)	—
Pamarco Technologies, Inc.	Senior Secured Term Loan A	6.00%	(L +3.75%)	12/31/14	2,431	2,420	2,396		1.7

					2,431	2,413	2,375		1.7

Property & Casualty Insurance
MYI Acquiror Limited(6)	Senior Secured Term Loan A	6.25%	(L +4.75%)	09/13/16	4,937	4,882	4,815		3.4

Publishing
Media Source	Senior Secured Term Loan A	6.75%	(L +5.25%)	11/07/16	1,479	1,457	1,465		1.0
Media Source	Senior Secured Term Loan B	7.50%	(L +6.00%)	11/07/16	3,487	3,435	3,509		2.5

					4,966	4,892	4,974		3.5

Rehabilitation Products and Services
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	08/18/16	4,925	4,890	4,739		3.4

Telecommunications
ConvergeOne Holdings Corporation	Senior Secured Term Loan A	8.50%	(L +7.00%)	06/08/17	2,310	2,291	2,310		1.6
NHR Holdings, LLC	Senior Secured Term Loan A	6.50%	(L +5.25%)	11/30/18	2,483	2,448	2,401		1.7
NHR Holdings, LLC	Senior Secured Term Loan B	6.50%	(L +5.25%)	11/30/18	2,517	2,481	2,433		1.7

					7,310	7,220	7,144		5.0

Sub-total Non-affiliate Investments					227,015	224,313	221,247		155.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)—Continued

March 31, 2013

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Principal Amount	Cost		Fair Value		Percent of Net Assets
Affiliate Investments

Finance
Tamarix Capital Partners, L.P.(6)	67.5% Limited Partnership Interest	N/A	7,667		7,526		5.3

Sub-total Affiliate Investments			7,667		7,526		5.3

Money Market
WF Prime INVT MM #1752(5)	Money Market	N/A	9,293	(3)	9,293	(3)	6.5
WFB Secured Institutional MM(5)	Money Market	N/A	623	(4)	623	(4)	0.5
US Bank Money Market Deposit	Money Market	N/A	990	(3)	990	(3)	0.7

Sub-total Money Market			10,906		10,906		7.7

Total Investments (United States)		$227,015	$242,886		$239,679		168.9%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime and which is reset daily, quarterly or semi-annually. For each investment, we have provided the spread over LIBOR and current interest rate in effect at March 31, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Included in restricted cash and cash equivalents on the consolidated balance sheets.
(5)	Pledged as collateral under the OFS Capital WM Credit Facility.
(6)	Indicates assets that the Company deems not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Interest Rate(1)	Spread Above Index(1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-affiliate Investments(5)

Accounts Receivable Management Services
Revspring Inc.	Senior Secured Term Loan	6.25%	(L +5.00%)	08/03/17	$4,907	$4,868	$4,673	3.3%

Aerospace & Defense
Whitcraft LLC	Senior Secured Term Loan	6.25%	(L +4.75%)	12/16/15	4,565	4,514	4,440	3.1

Asset Management & Custody Banks
Townsend Acquisition LLC	Senior Secured Term Loan	6.25%	(L +4.75%)	05/18/16	4,750	4,658	4,598	3.2

Asset Management Services
Cetera Financial Group, Inc.	Senior Secured Term Loan A	6.50%	(L +5.00%)	06/22/17	4,875	4,854	4,699	3.3
H.D. Vest, Inc.	Senior Secured Term Loan	7.00%	(L +5.50%)	10/03/17	4,813	4,755	4,706	3.3

					9,688	9,609	9,405	6.6

Automobile
BBB Industries, LLC	Senior Secured Term Loan	6.50%	(L +4.50%)	06/29/13	4,713	4,704	4,671	3.3
Tectum Holdings Inc (Extang)	Senior Secured Term Loan A	7.50%	(L +5.25%)	12/03/15	3,172	3,149	3,149	2.2

					7,885	7,853	7,820	5.5

Automotive Aftermarket Manufacturing
Trico Products Corporation	Senior Secured Term Loan	6.25%	(L +4.75%)	07/22/16	4,685	4,632	3,798	2.7

Beverage, Food and Tobacco
Columbus Manufacturing, Inc.	Senior Secured Term Loan B	6.50%	(L +5.25%)	04/17/18	4,000	3,942	3,942	2.8

Broadcasting and Entertainment
Lamont Digital Systems, Inc.	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	4,661	4,549	4,549	3.2

Busines Equipment & Services
Dorner MFG, Corp.	Senior Secured Term Loan	6.25%	(L +4.75%)	06/15/17	3,398	3,338	3,274	2.3
Tharpe Company, Inc.	Senior Secured Term Loan	7.00%	(L +5.75%)	10/19/17	5,000	4,928	4,928	3.5

					8,398	8,266	8,202	5.8

Chemical / Plastics
Actagro, LLC	Senior Secured Term Loan	7.00%	(L +5.50%)	12/30/16	1,950	1,925	1,920	1.4
Fluoro-Seal International LLC	Senior Secured Term Loan A	9.00%	(L +7.50%)	01/04/17	2,964	2,930	3,024	2.1
ICM Products Inc	Senior Secured Term Loan	8.50%	(L +7.00%)	02/01/17	2,406	2,368	2,406	1.7
VanDeMark Chemical Inc.	Senior Secured Term Loan	7.50%	(L +5.25%)	11/30/17	3,015	2,956	2,956	2.1

					10,335	10,179	10,306	7.3

Commercial Fastener Manufactuing
Elgin Fasteners Group	Senior Secured Term Loan	7.00%	(L +5.50%)	08/26/16	4,695	4,588	4,633	3.3

Distributors
Diversified Foodservice	Senior Secured Term Loan	6.75%	(L +5.00%)	01/27/16	4,580	4,536	4,508	3.2
Lindstrom Metric, LLC	Senior Secured Term Loan	6.26%	(L +4.75%)	07/12/16	4,747	4,702	4,586	3.2
Phillips Feed & Pet Supply	Senior Secured Term Loan	7.50%	(L +5.25%)	10/13/17	3,265	3,224	3,130	2.2

					12,592	12,462	12,224	8.6

Diversified Commercial & Professional Services
Kellermeyer Building	Senior Secured Term Loan	6.50%	(L +4.75%)	12/17/15	4,609	4,546	4,511	3.2
Royal Adhesives	Senior Secured Term Loan A	7.25%	(L +5.50%)	11/29/15	4,498	4,457	4,485	3.1

					9,107	9,003	8,996	6.3

Diversified/Conglomerate Manufacturing
Phillips Plastics	Senior Secured Term Loan	6.50%	(L +5.00%)	02/12/17	1,707	1,673	1,649	1.2
Revere Industries, LLC	Senior Secured Rollover	9.00%	(L +6.00%)	06/30/13	1,889	1,891	1,895	1.3

					3,596	3,564	3,544	2.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments—Continued

December 31, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Interest Rate(1)	Spread Above Index(1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Electrical Components & Equipment
B&B Electronics	Senior Secured Term Loan A	6.50%	(L +5.00%)	04/04/15	2,905	2,870	2,858	2.0
Barcodes LLC	Senior Secured Term Loan	7.25%	(L +6.00%)	11/02/17	3,089	3,044	3,044	2.1

					5,994	5,914	5,902	4.1

Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/01/17	3,250	3,187	3,187	2.2

Environmental Consulting & Services
Apex Companies, LLC.	Senior Secured Term Loan	7.50%	(L +5.75%)	12/10/16	4,347	4,302	4,339	3.1

Environmental Equipment Manufacturer
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	08/03/16	4,441	4,407	4,245	3.0

Environmental Industries
Aero-Metric, Inc.	Senior Secured Term Loan	6.75%	(L +5.25%)	08/27/17	2,819	2,780	2,737	1.9

Financial Intermediaries
CSI Financial Services, LLC	Senior Secured Term Loan	7.25%	(L +6.00%)	12/07/17	3,485	3,425	3,425	2.4
Health Care Equipment
Hygenic Corporation	Senior Secured Term Loan	6.25%	(L +5.00%)	10/11/18	5,000	4,928	4,928	3.5
MedTech Group, Inc.	Senior Secured Term Loan	7.00%	(L +5.50%)	09/07/16	4,808	4,755	4,740	3.3
NeuroTherm, Inc	Senior Secured Term Loan	6.50%	(L +5.00%)	02/01/16	4,529	4,478	4,326	3.1

					14,337	14,161	13,994	9.9

Health Care Services
Aegis Sciences Corporation	Senior Secured Term Loan A	7.00%	(L +5.50%)	10/21/16	4,850	4,781	4,779	3.4
Elements Behavioral Health,	Senior Secured Term Loan A	7.50%	(L +6.00%)	08/14/17	4,938	4,870	4,920	3.5
MCMC LLC	Senior Secured Term Loan A	7.50%	(L +6.00%)	09/30/16	4,635	4,581	4,627	3.3
Studer Group LLC	Senior Secured Term Loan	7.00%	(L +5.50%)	09/28/16	4,604	4,551	4,538	3.2

					19,027	18,783	18,864	13.4

Health Care Supplies
The Ritedose Corporation	Senior Secured Term Loan	6.50%	(L +4.75%)	11/10/16	3,592	3,545	2,881	2.0

Healthcare
Strata Pathology Services,	Senior Secured Term Loan	8.00%	(L +6.50%)	06/30/16	4,874	4,811	4,202	3.0

Healthcare Facilities
Accelerated Health Systems	Senior Secured Term Loan	7.25%	(L +5.75%)	07/22/17	4,950	4,911	4,896	3.5

High Tech Industries
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	06/06/17	2,438	2,395	2,431	1.7

Household Products
Phoenix Brands LLC	Senior Secured Term Loan A	7.00%	(L +5.50%)	01/31/16	3,781	3,739	3,307	2.3

Industrial Conglomerates
Jameson LLC	Senior Secured Term Loan	9.52%	(L +7.50%)	10/01/15	2,487	2,460	2,240	1.6

Industrial Gases
Engineered Controls	Senior Secured Term Loan	6.50%	(L +4.75%)	08/05/16	4,362	4,316	4,242	3.0

Insurance
Captive Resources Midco LLC	Senior Secured Term Loan	6.75%	(L +5.50%)	10/31/18	4,987	4,915	4,915	3.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments—Continued

December 31, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Interest Rate(1)	Spread Above Index(1)	Maturity	Principal Amount	Cost	Fair Value		Percent of Net Assets
Insurance Brokerage
AssuredPartners Capital, Inc.	Senior Secured Term Loan A	6.50%	(L +5.25%)	05/01/18	4,877	4,877	4,651		3.3
Frenkel Benefits LLC	Senior Secured Term Loan A	6.25%	(L +5.00%)	12/28/15	3,938	3,890	3,831		2.7
Personable Holdings, Inc.	Senior Secured Term Loan	8.00%	(L +6.50%)	05/16/17	3,785	3,745	3,841		2.7

					12,600	12,512	12,323		8.7

North American Commodities Brokerage
Charter Brokerage LLC	Senior Secured Term Loan A	8.00%	(L +6.50%)	10/10/16	4,580	4,520	4,652		3.3

Personal Products
Mold-Rite Plastics, LLC	Senior Secured Term Loan	6.25%	(L +4.50%)	06/30/16	4,527	4,477	4,379		3.1
Pacific World	Senior Secured Term Loan	7.00%	(L +5.50%)	10/31/16	4,950	4,881	4,879		3.4

					9,477	9,358	9,258		6.5

Printing & Publishing
Pamarco Technologies, Inc.	Senior Secured Revolver	N/A	(L +3.75%) (Unused Fee 0.50%)	12/31/14	—	(8)	(33	)(2)	—
Pamarco Technologies, Inc.	Senior Secured Term Loan A	6.00%	(L +3.75%)	12/31/14	2,885	2,871	2,821		2.0

					2,885	2,863	2,788		2.0

Property & Casualty Insurance
MYI Acquiror Limited	Senior Secured Term Loan A	6.25%	(L +4.75%)	09/13/16	4,962	4,903	4,777		3.4

Publishing
Media Source	Senior Secured Term Loan B	7.50%	(L +6.00%)	11/07/16	3,496	3,440	3,502		2.5
Media Source	Senior Secured Term Loan A	6.75%	(L +5.25%)	11/07/16	1,322	1,301	1,293		0.9

					4,818	4,741	4,795		3.4

Rehabilitation Products and Services
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	08/18/16	4,938	4,900	4,699		3.3

Telecommunications
ConvergeOne Holdings	Senior Secured Term Loan A	8.50%	(L +7.00%)	06/08/17	2,340	2,320	2,387		1.7
NHR Holdings, LLC	Senior Secured Term Loan A	6.50%	(L +5.25%)	11/30/18	2,483	2,446	2,446		1.7
NHR Holdings, LLC	Senior Secured Term Loan B	6.50%	(L +5.25%)	11/30/18	2,517	2,480	2,480		1.7

					7,340	7,246	7,313		5.1

Sub-total Non-affiliate Investments					234,635	231,781	227,542		160.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments—Continued

December 31, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Principal Amount	Cost		Fair Value		Percent of Net Assets
Affiliate Investments

Finance
Tamarix Capital Partners, L.P.	67.5% Limited Partnership Interest	N/A	5,049		4,657		3.3

Sub-total Affiliate Investments			5,049		4,657		3.3

Money Market
WF Prime INVT MM #1752(5)	Money Market	N/A	2,450	(3)	2,450	(3)	1.7
WFB Secured Institutional MM(5)	Money Market	N/A	623	(4)	623	(4)	0.5
US Bank Money Market Deposit	Money Market	N/A	3,030	(3)	3,030	(3)	2.1

Sub-total Money Market			6,103		6,103		4.3

Total Investments (United States)		$234,635	$242,933		$238,302		168.1%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime and which is reset daily, quarterly or semi-annually. For each investment, we have provided the spread over LIBOR and current interest rate in effect at December 31, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Included in restricted cash and cash equivalents on the consolidated balance sheets.
(5)	Pledged as collateral under the OFS Capital WM Credit Facility.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

On September 28, 2010, OFS Capital, LLC became the 100% equity owner of OFS Capital WM, LLC (“OFS Capital WM”). On September 29, 2011, OFS Capital, LLC became the primary beneficiary in Tamarix Capital Partners, LP (“Tamarix LP”), a variable interest entity (“VIE”) under the applicable provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810, “Consolidation” (ASC Topic 810). On May 10, 2012, upon Tamarix LP’s receipt of a Small Business Investment Company (“SBIC”) license, OFS Capital, LLC became an approximately 68% limited partner in Tamarix LP (see Note 4 for more detail).

The Company’s investment strategy is to invest primarily in senior secured debt investments to middle-market companies and, to a lesser extent, junior capital, including mezzanine debt and preferred and common equity. The Company has entered into an investment advisory and management agreement with OFS Capital Management, LLC (the “Investment Advisor”), under which the Investment Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company (see Note 5 for more detail).

Note 2. Summary of Significant Accounting Policies

Election to become a Business Development Company: The results of operations for the three months ended March 31, 2013 reflect the Company’s results as a BDC under the 1940 Act, whereas the operating results for the three months ended March 31, 2012 reflect the Company’s results prior to operating as a BDC under the 1940 Act. Accounting principles used in the preparation of these two periods are different and, therefore, the financial position and results of operations for those periods are not directly comparable. The primary difference in accounting principles relates to the carrying value of debt and equity investments.

Basis of presentation: The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments consisting only of normal recurring accruals and adjustments except OFS Capital’s consolidation of the financial statements of OFS Capital WM effective March 30, 2012 (see Note 3), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Principles of consolidation: The Company’s March 31, 2013 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OFS Capital WM and OFS Funding, LLC. The Company consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. The Company also consolidates a VIE if it is the primary beneficiary in the VIE. Effective March 30, 2012, the Company consolidated the financial statements of OFS Capital WM into its own (see Note 3). Effective July 27, 2012, the Company deconsolidated the financial statements of Tamarix LP from its own (see Note 4).

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

Fair value of financial instruments: The Company applies fair value to substantially all of its financial instruments in accordance with Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant which holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Restricted cash and cash equivalents: Restricted cash and cash equivalents represent amounts maintained in the Unfunded Exposure Account of OFS Capital WM as defined by the Loan Sale Agreement and other applicable transaction documents and are subject to the lien of the trustee for the benefit of the secured parties of OFS Capital WM. Proceeds in the Unfunded Exposure Account, along with advances under the OFS Capital WM Credit Facility (see Note 9), are utilized to fund an eligible loan owned by OFS Capital WM that has an unfunded revolving commitment.

Investments and related investment income: Investments are recorded at fair value. The Company’s Board determines the fair value of its portfolio investments. The determination of the fair value of the portfolio investments includes an analysis of the value of any unfunded loan commitments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. The Company accrues interest income until certain events take place, which may place a loan into a non-accrual status. Premiums, discounts and origination fees are amortized or accreted into interest income over the life of the respective debt investment. As of March 31, 2013 and December 31, 2012, unamortized discounts and origination fees on debt investments amounted to $2,701 and $2,854, respectively. For the three months ended March 31, 2013 and 2012, the Company recognized net loan origination fee income of $366 and $41, respectively.

For investments with contractual payment-in-kind interest (“PIK”), which represent contractual interest accrued and added to the principal balance that generally becomes due at maturity (or at some other stipulated date), the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended March 31, 2013 and 2012, the Company recognized PIK interest in the amount of $0 and $94, respectively. Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net changes in unrealized appreciation (depreciation) on non-affiliate investments or unrealized depreciation on affiliate investments in the consolidated statement of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and further designated as either non-accrual cash method or non-accrual cost recovery method. Loans are generally placed on non-accrual when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of the Company’s management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. There was one non-accrual loan with a fair value of $3,386 at March 31, 2013. There were no non-accrual loans at December 31, 2012.

Allowances for loan losses: Prior to the Company’s election to become a BDC, the allowance for loan losses represented management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. When determining the adequacy of the allowance for loan losses, the following factors were considered: historical internal experience and current industry conditions, economic conditions and trends, credit quality trends and other factors deemed relevant. Additions to the allowance were charged to current period earnings through the provision for loan losses. Periodically, management might have determined that it was appropriate to charge-off a portion of an existing loan. Upon the resolution of a loan that had remaining outstanding amounts that had been reserved for and were determined to be uncollectible, such amounts were charged off directly against the allowance for loan losses. To the extent that an amount was not reserved, then this amount was charged off through the provision for loan losses on the consolidated statement of operations.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, on estimated excess taxable income as taxable income is earned. At December 31, 2012, the Company accrued for $63 of U.S. federal excise tax, which was paid in March 2013.

The Company accounts for income taxes in conformity with Accounting Standards Codification 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at March 31, 2013 and December 31, 2012. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

Prior to the Company’s election to become a BDC, the Company, as a limited liability company, did not record a provision for federal income taxes or deferred tax benefits because its income was taxable to its members. Therefore, no federal or state income tax provision had been recorded for the three months ended March 31, 2012.

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

On March 26, 2013, the Company declared a dividend of $0.34 per share for the quarter ended March 31, 2013, payable on April 30, 2013 to stockholders of record as of the close of business on April 17, 2013. The total amount of the dividend was $3,269 and reflected as dividend payable on the Company’s accompanying unaudited consolidated balance sheet as of March 31, 2013.

Deferred offering costs: The Company defers costs related to its public offerings until completion of the offerings. These costs include professional fees, registration costs, printing, and other miscellaneous offering costs. Deferred offering costs are charged against the proceeds from equity offerings when received.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Deferred financing closing costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized over the estimated average life of the borrowings. As of March 31, 2013 and December 31, 2012, unamortized deferred financing costs recorded by the Company amounted to $2,370 and $2,839, respectively. For the three months ended March 31, 2013, the Company recorded amortization expense of $469 on its deferred financing costs.

Equity investments: Historically, the Company had received various equity ownership interests from its borrowers as partial consideration for loan modifications or restructurings or from exercising its rights under various loan documents. The Company applied foreclosure accounting and recorded these equity interests at fair value at the time of the loan restructurings. Prior to the Company’s election to become a BDC, equity interests were reviewed subsequently for potential impairment. There were none of these types of equity interests at March 31, 2013 and December 31, 2012.

In connection with certain lending arrangements, the Company may receive warrants to purchase shares of stock from the borrowers. Because the warrant agreements typically contain net exercise or “cashless” exercise provisions, the warrants qualify as derivative instruments under Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC Topic 815”). Such warrants are considered loan fees and are recorded as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with the Company’s income recognition policy. As such warrants held are deemed to be derivative, they are periodically measured at fair value. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on warrants. For the three months ended March 31, 2013 and 2012, the Company did not recognize any unrealized gain or loss on warrants.

For the three months ended March 31, 2012, under the equity method of accounting, the Company’s 100% share of the net income or loss of OFS Capital WM was included in “Income from equity interests in OFS Capital WM” in the consolidated statements of operations. Commencing with the execution of the WM 2012 Loan Amendment, effective April 1, 2012, OFS Capital consolidated the statement of operations of OFS Capital WM into its own (see Note 3).

In September and November 2011, in connection with its loan originations, Tamarix LP received a 14.9% LLC membership interest in one borrower and a 19.8% preferred stock ownership interest in another borrower which were valued at $500 and $1,955, respectively, at the date of the respective loan origination. The Company applied cost method of accounting to these equity interests until May 10, 2012, when Tamarix LP became an investment company and adopted fair value accounting on its portfolio investments.

Effective July 27, 2012, the Company deconsolidated the financial statements of Tamarix LP from its own, and adopted the equity method of accounting to account for its investment in Tamarix LP (see Note 4) through November 7, 2012. Commencing November 8, 2012, upon the Company’s election to become a BDC, the Company accounts for its equity investment in Tamarix LP at fair value.

Interest expense: Interest expense is recognized on the accrual basis.

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

Note 3. OFS Capital WM

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 3. OFS Capital WM (Continued)

benefits, either of which could be significant to OFS Capital WM. However, prior to March 30, 2012, despite its 100% equity interest in OFS Capital WM, OFS Capital was not the primary beneficiary of OFS Capital WM as OFS Capital lacked the power, through voting interests or similar rights, to direct the activities of OFS Capital WM that most significantly impact its economic performance. The Company had concluded that MCF Capital Management, LLC (the “Loan Manager”) was the primary beneficiary of OFS Capital WM, because (1) under the terms of the loan facility of OFS Capital WM, the Loan Manager had the sole authority to service, administer and exercise rights and remedies in respect of the assets in OFS Capital WM’s portfolio; (2) the Loan Manager had the sole authority to determine whether to cause assets to be sold or acquired by OFS Capital WM, subject to certain limited circumstances where the Company had consent rights, as administrative manager of OFS Capital WM; (3) OFS Capital, as the administrative manager of OFS Capital WM, carried out duties of OFS Capital WM primarily limited to administrative matters, and (4) for its service, the Loan Manager receives a fee. The Company had determined the Loan Manager’s right to receive a loan management fee from OFS Capital WM, the interest of its related party in the class B loans of OFS Capital WM, and the implicit financial responsibility of the Loan Manager to ensure the VIE operated as designed were significant to OFS Capital WM. Since the Loan Manager was the primary beneficiary of OFS Capital WM, prior to March 30, 2012, the Company did not consolidate the financial statements of OFS Capital WM but instead accounted for its ownership interest under the equity method of accounting.

Through March 30, 2012, OFS Capital WM’s loan portfolio was essentially fully funded, which makes future management activities a critical component to ensure satisfactory credit quality and profitability of OFS Capital WM’s loan portfolio. Effective March 30, 2012, OFS Capital entered into an agreement with OFS Capital WM and the Loan Manager to amend the credit facility of OFS Capital WM (WM 2012 Loan Amendment), as a result of which, (1) instead of the Loan Manager having the sole authority to determine actions on any proposed amendment, modification, restructuring, and waiver of loans, the Loan Manager is required to consult with OFS Capital before taking any such actions with a borrower; (2) instead of the Loan Manager having the sole authority to call or waive any default with respect to any loan, the Loan Manager is required to consult with OFS Capital before taking any such actions with a borrower, and (3) instead of the Loan Manager having the sole authority to vote to accelerate the maturity of any loan, the Loan Manager is required to consult with OFS Capital before taking any such actions with a borrower. If OFS Capital indicates in writing that it is dissatisfied with any actions in respect of the foregoing ultimately taken by the Loan Manager, pursuant to the WM 2012 Loan Amendment, the Loan Manager may pursue the course of action which it has recommended; however, the Loan Manager will also be obligated to promptly engage a third party broker/dealer to sell the loan in question, with OFS Capital possessing the sole right to negotiate and approve the terms of any such sale transaction (including price), as well as the sole right to terminate any loan sale discussions and to block any prospective loan sale. In consideration for the rights received as a result of the WM 2012 Loan Amendment, OFS Capital agreed to give up a right of first refusal that it possessed with respect to future transactions substantially similar to the September 28, 2010 loan sale transaction OFS Capital conducted with OFS Capital WM that the Loan Manager and/or its affiliates may seek to conduct with third parties.

The WM 2012 Loan Amendment granted OFS Capital significant participating rights. Additionally, owing to: (1) the significant repayment since September 28, 2010 of the preponderant portion of the loans transferred to OFS Capital WM on that date and over which OFS Capital did not have the right to consent to, or withhold consent from, loan purchase or sale recommendations made by the Loan Manager, as well as (2) the nearly full ramping and funding of OFS Capital WM’s loan portfolio as of March 2012, OFS Capital now has the right to consent to, or withhold consent from, purchase or sale recommendations made by the Loan Manager with respect to a very high percentage of loans in the OFS Capital WM loan portfolio. Therefore, effective March 30, 2012, OFS Capital possesses the power to direct the activities of OFS Capital WM that most significantly impact OFS Capital WM’s economic performance. This resulted in OFS Capital’s succeeding to the controlling financial interest in OFS Capital WM, OFS Capital WM’s discontinuation as a VIE, and OFS Capital’s consolidation of OFS Capital WM, effective March 30, 2012.

The following pro forma presentation assumes OFS Capital’s consolidation of OFS Capital WM took place on January 1, 2012.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 3. OFS Capital WM (Continued)

	Three Months Ended March 31, 2012
	(unaudited)
		Pro Forma
	Historical	Adjustments		Pro Forma
Investment income
Interest income from non-affiliate investments	$578	$4,269	(1)	$4,847
Dividend and fee income	46	—		46

Total investment income	624	4,269		4,893

Expenses
Interest expense	—	1,730	(1)	1,730
Amortization of deferred financing closing costs	—	143	(1)	143
Management fee	357	267	(1)	624
Professional fees	15	(2	)(1)	13
General and administrative expenses	37	34	(1)	71

Total expenses	409	2,172		2,581

Net investment income	215	2,097		2,312

Net realized and unrealized gain on investments
Net change in unrealized depreciation on non-affiliate investments	—	548	(1)	548

Net realized and unrealized gain on investments	—	548		548

Other income (loss) prior to becoming a business development company
Income from equity interest in OFS Capital WM	2,645	(2,645	)(1)	—

Total other income (loss) prior to becoming a business development company	2,645	(2,645)		—

Net increase in net assets resulting from operations	$2,860	$—		$2,860

(1)	To eliminate OFS Capital’s income from equity investment in OFS Capital WM and consolidate OFS Capital WM’s statement of operations into OFS Capital’s for the three months ended March 31, 2012.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

Since, upon its licensure as an SBIC fund on May 10, 2012, (1) Tamarix LP had (and continues to have) sufficient equity at risk to finance its future activities without additional subordinated financial support, and (2) there continued to be a controlling financial interest holder in Tamarix LP, effective May 10, 2012, Tamarix LP was no longer a VIE, but instead a limited partnership guided under ASC Topic 810. Subsequent to May 10, 2012, OFS Capital was deemed under the applicable accounting literature to continue to hold the controlling financial interest in Tamarix LP since OFS Capital continued to have the power to direct the activities of Tamarix LP that most significantly impacted Tamarix LP’s economic performance, and the obligation to absorb losses that could potentially be significant to Tamarix LP. In addition, as the then 68.4% limited partner in Tamarix LP, OFS Capital also possessed the right to receive benefits from Tamarix LP that could potentially be significant to Tamarix LP. Therefore, subsequent to May 10, 2012, OFS Capital continued to consolidate the financial statements of Tamarix LP into its own.

In June 2012, Tamarix LP received a $30,110 SBA leverage commitment, which is issuable by the SBA in the form of debenture securities and which terminates in September 2016. The SBA may limit the amount that may be drawn each year under this commitment, and each issuance of leverage is conditioned on Tamarix LP’s full compliance, as determined by the SBA, with the terms and conditions set forth under the SBIC Act. On July 27, 2012, Tamarix LP made a $14,000 leverage draw. In March 2013, Tamarix LP made an additional $1,000 leverage draw.

The objective of Tamarix LP is to generate attractive returns for investors by making investments in United States-based, lower-middle-market companies. These investments typically will be comprised of debt-related securities with warrant coverage. The term of Tamarix LP runs through the later of March 2022 or two years after all of Tamarix LP’s Outstanding Leverage (as defined in the limited partnership agreement of Tamarix LP) has matured. Pursuant to the limited partnership agreement of Tamarix LP and the SBIC Act, a limited partner may not sell, transfer, assign, pledge, subdivide for resale or otherwise dispose of all or any part of its interest in Tamarix LP without the prior written consent of Tamarix GP, the granting or denying of which consent will be in Tamarix GP’s sole and absolute discretion. In addition, a limited partner may not transfer any interest of ten percent or more in the capital of Tamarix LP without the prior approval of the SBA.

Deconsolidation of Tamarix LP

On July 27, 2012, utilizing the $14,000 in leverage draw from the SBA, Tamarix LP repaid its loans due to OFS Capital, including accrued interest, in the total amount of approximately $16,577. Also effective July 27, 2012, Tamarix Individuals resigned as employees from the affiliated entity of OFS Capital.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 4. Tamarix LP (Continued)

Since OFS Capital no longer held the controlling interest in Tamarix LP, effective July 27, 2012, OFS Capital deconsolidated Tamarix LP’s financial statements from its own, and adopted the equity method of accounting to record its equity investment in Tamarix LP. Accordingly, the Company’s March 31, 2013 and December 31, 2012 consolidated balance sheets no longer included the accounts of Tamarix LP. Commencing November 8, 2012, as a result of the Company’s election to become a BDC, it accounts for its equity investment in Tamarix LP at fair value.

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

The Investment Advisor’s services under the Advisory Agreement are not exclusive to the Company, and the Investment Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. The Investment Advisor receives fees for providing services, consisting of two components—a base management fee and an incentive fee. From the completion of the Company’s IPO through October 31, 2013, the base management fee is calculated at an annual rate of 0.875% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. After October 31, 2013, the base management fee will be calculated at an annual rate of 1.75% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee expense was $512 for the three months ended March 31, 2013.

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

Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to the pre-incentive fee net income is 20.00% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.00% (which is 8.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Investment Advisor receives no incentive fee until the net investment income equals the hurdle rate of 2.00%, but then receives, as a “catch-up,” 100.00% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Investment Advisor will receive 20.00% of the pre-incentive fee net investment.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

The second part of the incentive fee (the “Capital Gain Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), commencing on December 31, 2012, and equals 20% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the capital gain incentive fee; provided that the incentive fee determined as of December 31, 2012 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period beginning on the date of the Company’s election to be a BDC and ending December 31, 2012.

The Company did not incur any incentive fee expense for the three months ended March 31, 2013.

Prior to the Company’s election to become a BDC, the Investment Advisor served as its advisor effective September 28, 2010, under an Investment Advisory Agreement pursuant to which OFS Capital paid an annual base management fee to the Investment Advisor to compensate for its investment advisory services. The base management fee was calculated initially at 2% per annum of the Company’s average total assets (excluding cash) at the end of the two most recently completed calendar quarters and was amended on March 30, 2012, whereby OFS Capital paid a base management fee at 2% per annum of its average total assets excluding cash and the assets held by OFS Capital WM. For the assets held by OFS Capital WM at the subsidiary level, OFS Capital paid a base management fee of 0.5% per annum on the average total assets (excluding cash) of OFS Capital WM. For the three months ended March 31, 2012, the Company incurred management fee expense to its investment advisor in the amount of $357.

Administration Agreement: On November 7, 2012, OFS Capital entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Capital Services” or the “Administrator”), a wholly-owned subsidiary of OFSAM. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversee the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. For the three months ended March 31, 2013, the Company incurred an administration fee expense of $280, which was accrued for at March 31, 2013.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 5. Related Party Transactions (Continued)

Other Related Party Transactions:

Distributions from OFS Capital WM

In January 2012, OFS Capital received a cash distribution from OFS Capital WM in the amount of $1,225.

Investment in and Due from Tamarix GP

OFS Capital holds a 23.35% membership interest in Tamarix GP. The membership interest in Tamarix GP was carried at $11 and zero ($0) as of March 31, 2013 and December 31, 2012, respectively. Through December 31, 2012, OFS Capital had funded $20 for its investment in Tamarix GP. During the three months ended March 31, 2013, OFS Capital funded an additional $11 in Tamarix GP. In April 2012, OFS Capital received a tax distribution from Tamarix GP in the amount of $52.

During 2012, OFS Capital made advances totaling $69 to Tamarix GP for certain operating expenses paid by OFS Capital for the benefit of Tamarix GP, which amount was outstanding at March 31, 2013.

Investment in Tamarix Associates, LLC

OFS Capital holds a 23.33% membership interest in Tamarix Associates, LLC (“Tamarix Manager”), the investment manager for Tamarix LP, which is controlled by the three Tamarix Individuals, who, together with Glenn Pittson, OFS Capital’s Chief Executive Officer, own the remaining membership interests. As of March 31, 2013 and December 31, 2012, OFS Capital was not obligated to make any capital contribution to Tamarix Manager, and its equity investment in Tamarix Manager was carried at zero ($0) at March 31, 2013.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 6. Investments

At March 31, 2013, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt	$227,015	$224,313	$221,247
Equity investment in Tamarix LP	N/A	7,667	7,526

Total	$227,015	$231,980	$228,773

At March 31, 2013, the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Accounts Receivable Management Services	$4,839	2.1%	$4,715	2.1%
Aerospace & Defense	4,328	1.9	4,298	1.9
Asset Management & Custody Banks	4,665	2.0	4,652	2.0
Asset Management Services	9,489	4.1	9,392	4.1
Automobile	3,112	1.3	3,096	1.4
Automotive Aftermarket Manufacturing	4,636	2.0	3,960	1.7
Beverage, Food and Tobacco	3,935	1.7	3,885	1.7
Broadcasting and Entertainment	4,468	1.9	4,554	2.0
Business Equipment & Services	7,631	3.3	7,567	3.3
Chemical / Plastics	10,079	4.3	10,173	4.4
Commercial Fastener Manufacturing	4,536	2.0	4,536	2.0
Distributors	12,291	5.3	12,195	5.3
Diversified Commercial & Professional Services	4,387	1.9	4,448	1.9
Diversified/Conglomerate Manufacturing	1,890	0.8	1,889	0.8
Electrical Components & Equipment	5,848	2.5	5,885	2.6
Energy: Oil & Gas	3,151	1.4	3,230	1.4
Environmental Consulting & Services	4,105	1.8	4,172	1.8
Environmental Equipment Manufacturer	4,168	1.8	4,067	1.8
Environmental Industries	2,782	1.2	2,776	1.2
Finance	7,667	3.3	7,526	3.3
Financial Intermediaries	3,428	1.5	3,483	1.5
Health Care Equipment	13,856	6.0	13,787	6.0
Health Care Services	18,450	8.0	18,625	8.1
Health Care Supplies	3,327	1.4	2,899	1.3
Healthcare	8,328	3.6	6,898	3.0
Healthcare Facilities	4,888	2.1	4,840	2.1
High Tech Industries	2,397	1.0	2,453	1.1
Household Products	3,557	1.5	3,565	1.6
Industrial Conglomerates	2,320	1.0	2,136	0.9
Industrial Gases	4,319	1.9	4,289	1.9
Insurance	4,918	2.1	4,879	2.1
Insurance Brokerage	12,251	5.3	12,139	5.3
Media: Advertising, Printing & Publishing	3,930	1.7	3,930	1.7
North American Commodities Brokerage	4,466	1.9	4,551	2.0
Personal Products	9,241	4.0	9,236	4.0
Printing & Publishing	2,413	1.0	2,375	1.0
Property & Casualty Insurance	4,882	2.1	4,815	2.1
Publishing	4,892	2.1	4,974	2.2
Rehabilitation Products and Services	4,890	2.1	4,739	2.1
Telecommunications	7,220	3.1	7,144	3.1

	$231,980	100.0%	$228,773	100.0%

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 6. Investments (Continued)

At December 31, 2012, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt	$234,635	$231,781	$227,542
Equity investment in Tamarix LP	N/A	5,049	4,657

Total	$234,635	$236,830	$232,199

At December 31, 2012, the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Accounts Receivable Management Services	$4,868	2.1%	$4,673	2.0%
Aerospace & Defense	4,514	1.9	4,440	1.9
Asset Management & Custody Banks	4,658	2.0	4,598	2.0
Asset Management Services	9,609	4.1	9,405	4.1
Automobile	7,853	3.3	7,820	3.4
Automotive Aftermarket Manufacturing	4,632	2.0	3,798	1.6
Beverage, Food and Tobacco	3,942	1.7	3,942	1.7
Broadcasting and Entertainment	4,549	1.9	4,549	2.0
Business Equipment & Services	8,266	3.5	8,203	3.5
Chemical / Plastics	10,178	4.3	10,305	4.4
Commercial Fastener Manufacturing	4,588	1.9	4,633	2.0
Distributors	12,462	5.3	12,224	5.3
Diversified Commercial & Professional Services	9,003	3.8	8,996	3.9
Diversified/Conglomerate Manufacturing	3,564	1.5	3,544	1.5
Electrical Components & Equipment	5,914	2.5	5,902	2.5
Energy: Oil & Gas	3,187	1.3	3,187	1.4
Environmental Consulting & Services	4,302	1.8	4,339	1.9
Environmental Equipment Manufacturer	4,407	1.9	4,245	1.8
Environmental Industries	2,780	1.2	2,737	1.2
Finance	5,049	2.1	4,657	2.0
Financial Intermediaries	3,425	1.4	3,425	1.5
Health Care Equipment	14,161	6.0	13,994	6.0
Health Care Services	18,783	7.9	18,864	8.1
Health Care Supplies	3,545	1.5	2,881	1.2
Healthcare	4,811	2.0	4,202	1.8
Healthcare Facilities	4,911	2.1	4,896	2.1
High Tech Industries	2,395	1.0	2,431	1.0
Household Products	3,739	1.6	3,307	1.4
Industrial Conglomerates	2,460	1.0	2,240	1.0
Industrial Gases	4,316	1.8	4,242	1.8
Insurance	4,915	2.1	4,915	2.1
Insurance Brokerage	12,512	5.3	12,323	5.3
North American Commodities Brokerage	4,520	1.9	4,652	2.0
Personal Products	9,358	4.0	9,258	4.0
Printing & Publishing	2,864	1.2	2,788	1.2
Property & Casualty Insurance	4,903	2.1	4,777	2.1
Publishing	4,741	2.0	4,795	2.1
Rehabilitation Products and Services	4,900	2.1	4,699	2.0
Telecommunications	7,246	3.1	7,313	3.1

	$236,830	100.0%	$232,199	100.0%

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2013 and 2012. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

Investments for which prices are not observable are generally private investments in the equity and debt securities of operating companies. The primary analytical method used to estimate the fair value of Level 3 investments is the discounted cash flow method (although in certain instances a liquidation analysis, option theoretical, or other methodology may be most appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including assumed growth rate (in cash flows) and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisitions of the investment. Application of these valuation methodologies involves a significant degree of judgment by management.

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

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 7. Fair Value of Financial Instruments (Continued)

Equity in a portfolio company that invests in loans will typically be valued by arriving at a fair value of such vehicle’s loan assets (plus, when appropriate, the carrying value of certain other assets), and deducting the book value or fair value (as appropriate) of such vehicle’s liabilities to arrive at a fair value for the equity. When appropriate, in order to recognize value that would be created by growth opportunities of such portfolio company, equity in a portfolio company may also be valued by taking into consideration the magnitude, timing, and effective life of its expected future investments in loans.

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

•

Third party valuation firm(s) will be engaged to provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. The investment committee’s preliminary fair value conclusions on each of the Company’s assets for which sufficient market quotations are not readily available will be reviewed and assessed by a third-party valuation firm at least once every 12-month period, and more often as determined by the Company’s Board or required by our valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of the Company’s Board.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 7. Fair Value of Financial Instruments (Continued)

	March 31, 2013
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total
Assets:
Debt investments	$—	$—	$221,247	$221,247
Equity investments	—	—	7,526	7,526
Money market funds*	10,906	—	—	10,906

Total	$10,906	$—	$228,773	$239,679

*	included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated balance sheet.

The Company had one category of debt investments at March 31 2013, consisting of senior loans to 57 portfolio companies. The debt investments were measured at fair value via application of the discounted cash flow method, based on discount rates (derived primarily from unobservable credit quality and unobservable market interest rate inputs) ranging from 7.03% to 16.00%, with a weighted average rate of 7.82% and unobservable EBITDA multiple inputs ranging from 4.00 to 9.50, with a weighted average multiple of 6.41. Changes in credit quality (which would impact the discount rate), as well as changes in EBITDA multiples, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to changes in the discount rate.

The Company determined the fair value of its equity investment in Tamarix LP at March 31, 2013 by determining the total of: 1) the fair value of the debt and equity securities held by Tamarix LP as of March 31, 2013 in the aggregate amount of $25,259; plus 2) the carrying value of Tamarix LP’s cash, receivables, and other assets in the total amount of $1,863; less 3) the carrying value of Tamarix LP’s liabilities in the total amount of $15,122; times 4) the Company’s percentage share of Tamarix LP’s paid in capital as of March 31, 2013.

At March 31, 2013, Tamarix LP’s debt investments in four portfolio companies were measured at fair value via application of the discounted cash flow method, based on discount rates (derived primarily from unobservable credit quality and unobservable market interest rate inputs) ranging from 13.22% to 15%, with a weighted average rate of 14.71%, and unobservable EBITDA multiple inputs ranging from 3.72 to 7.05, with a weighted average of 4.75. Changes in credit quality (which would impact the discount rate), as well as changes in EBITDA multiples, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to changes in the discount rate.

At March 31, 2013, Tamarix LP’s equity investments in four portfolio companies were measured at fair value via: 1) application of the discounted cash flow method, based on discount rates ranging from 20% to 30% and unobservable EBITDA multiple inputs ranging from 3.72 to 7.05, as well as 2) application of the market approach, utilizing unobservable EBITDA multiple inputs of 3.94 to 9.69. Changes in EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with changes in EBITDA multiples, and in inverse relation to changes in the discount rate.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 7. Fair Value of Financial Instruments (Continued)

	December 31, 2012
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total
Assets:
Debt investments	$—	$—	$227,542	$227,542
Equity investments	—	—	4,657	4,657
Money market funds*	6,103	—	—	6,103

				—
Total	$6,103	$—	$232,199	$238,302

*	included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated balance sheet.

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

At December 31, 2012, Tamarix LP’s debt investments in three portfolio companies were measured at fair value via application of the discounted cash flow method, based on discount rates (derived primarily from unobservable credit quality and unobservable market interest rate inputs) ranging from 13.02% to 15.0%, with a weighted average rate of 14.64%, and unobservable EBITDA multiple inputs ranging from 4.08 to 6.48, with a weighted average of 4.81. Changes in credit quality (which would impact the discount rate), as well as changes in EBITDA multiples, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to changes in the discount rate.

At December 31, 2012, Tamarix LP’s equity investments in three portfolio companies were measured at fair value via: 1) application of the discounted cash flow method, based on discount rates ranging from 20.0%-30.0% and unobservable EBITDA multiple inputs ranging from 4.08 to 6.48, as well as 2) application of the market approach, utilizing unobservable EBITDA multiple inputs of 3.23 to 8.44. Changes in EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with changes in EBITDA multiples, and in inverse relation to changes in the discount rate.

The following table presents changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2013, and 2012.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 7. Fair Value of Financial Instruments (Continued)

	For the Three Months Ended March 31,
	2013			2012
	Debt Investments	Equity Investments	Total	Debt Investments	Equity Investments	Total
Level 3 assets, beginning of period	$227,542	$4,657	$232,199	$—	$—	$—

Net change in unrealized depreciation on portfolio investments	1,173	251	1,424	—	—	—
Consolidation of investments held by OFS Capital WM	—	—	—	197,765	—	197,765
Purchase of portfolio investments	7,507	—	7,507	—	—	—
Additional equity investment in Tamarix LP	—	2,618	2,618	—	—	—
Proceeds from principal payments on portfolio investments	(10,596)	—	(10,596)	—	—	—
Sale of portfolio investments	(4,708)	—	(4,708)	—	—	—
Amortization of discounts and premium	329	—	329	—	—	—

Level 3 assets, end of period	$221,247	$7,526	$228,773	$197,765	$—	$197,765

The net change in unrealized appreciation (depreciation) for the three months ended March 31, 2013 and 2012 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s level 3 assets held at March 31, 2013 and 2012 was $1,081 and $0, respectively.

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

As of March 31, 2013 and December 31, 2012, the carrying value of the Company’s financial instruments approximated their estimated fair value.

Note 8. Commitments and Contingencies

At March 31, 2013 and December 31, 2012, the Company had a $1,500 unused line of credit granted to a borrower.

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

In March 2013, we made an additional equity investment of $2,618 in Tamarix LP. As of March 31, 2013, our committed but uncalled capital investment in Tamarix LP was approximately $17,500.

From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 8. Commitments and Contingencies (Continued)

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

Note 9. Revolving Line of Credit

On September 28, 2010, OFS Capital WM entered into a $180,000 secured revolving credit facility (as amended from time to time, the “OFS Capital WM Credit Facility”) with Wells Fargo and Madison Capital Funding, LLC (“Madison Capital”, an affiliated entity of the Loan Manager), with the Class A lenders (initially Wells Fargo) providing up to $135,000 in Class A loans (“Class A Facility”) and the Class B lenders (initially Madison Capital) providing up to $45,000 in Class B loans to OFS Capital WM (“Class B Facility”). The OFS Capital WM Credit Facility is secured by the eligible loans transferred to OFS Capital WM by OFS Capital on September 28, 2010 and any eligible loan assets subsequently acquired by OFS Capital WM. The loan facilities with Wells Fargo and Madison Capital had five- and six-year terms, respectively, and both facilities provided a one-year option for extension upon the approval of the Class A and Class B lenders. The loan facilities had a reinvestment period of two years after the closing date of the OFS Capital WM Credit Facility, which could be extended by one year with the consent of each lender. Outstanding borrowings on the loan facilities were limited to the lesser of (1) $180,000 and (2) the borrowing base as defined by the Loan Documents. OFS Capital WM is obligated to pay interest on outstanding Class A loans and Class B loans (until the termination of the Class B Facility in January 2013) on each quarterly payment date. Prior to September 28, 2012, outstanding Class A loans accrued interest equal to LIBOR plus 3.00% per annum, and outstanding Class B loans accrued interest equal to LIBOR plus 4.00% per annum. OFS Capital WM has the right to repay loans outstanding under the facility in part from time to time, subject to applicable prepayment fee. The unused commitment fee on the Class A Facility is (1) 0.5% per annum of the first $25,000 of the unused facility and (2) 2% per annum of the balance in excess of $25,000. The unused commitment fee on the Class B Facility was 0.5% per annum. In connection with the closing of the OFS Capital WM Credit Facility, OFS Capital WM incurred financing costs of $3,501, which were deferred and amortized over the terms of OFS Capital WM Credit Facility.

Under the OFS Capital WM Credit Facility, the Loan Manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, which value is determined by the Controlling Lender (as defined in the OFS Capital WM loan documents), plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three months ended March 31, 2012 the Company incurred management fee expense of $295 to the Loan Manager.

On September 28, 2012, the OFS Capital WM Credit Facility was amended. Pursuant to the amendment, (1) the loans with both Wells Fargo and Madison Capital were extended to December 31, 2016, and both loans provided for a one-year option for extension upon the approval of the Class A and Class B lenders; (2) the reinvestment period for both loans was extended to December 31, 2013, which could be further extended by one year with the consent of each lender; (3) the accrued interest rate on outstanding Class A loans was amended to LIBOR plus 2.75% per annum, and (4) the accrued interest rate on outstanding Class B loans was amended to LIBOR plus 6.50%. In connection with the amendment, OFS Capital WM incurred financing costs of $675. The deferred financing costs under the amended OFS Capital WM Credit Facility, together with the original unamortized deferred financing costs of $2,350 at September 28, 2012, are being amortized over the term of the OFS Capital WM Credit Facility.

On January 22, 2013, the OFS Capital WM Credit Facility was further amended, pursuant to which the Class B Facility was terminated. As a result, the WM Credit Facility was reduced from $180,000 to $135,000. In connection with the termination of the Class B Facility, OFS Capital WM wrote off unamortized deferred financing costs attributable to the Class B loan in the amount of $299.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Three Months Ended March 31, 2013(1)
Per share data:
Net asset value at beginning of period	$14.80
Dividend declared	(0.34)
Net investment income	0.15
Net realized gain on investments	—
Net change in unrealized appreciation on investments	0.15

Net asset value at end of period	$14.76

Per share market value, end of period	$14.00
Total return based on market value	4.7	%(2)
Shares outstanding at end of period	9,613,582
Ratios to average assets:
Expense without incentive fees	8.4	%(3)
Incentive fees	—	(3)

Total expenses	8.4	%(3)

Net investment income without incentive fees	4.1	%(3)
Average net asset value	$141,851	(4)

(1)	For historical periods that include financial results prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share, dividend declared per common shares and weighted average shares outstanding information for periods that include financial results prior to November 7, 2012 are not provided.
(2)	Calculation is ending market value less beginning market value, adjusting for dividends.
(3)	Annualized.
(4)	Based on the average net asset value at December 31, 2012 and March 31, 2013.

Note 11. Subsequent Events

In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition and/or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our inexperience operating a business development company, or BDC, or a small business investment company, or SBIC, or qualifying as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the administration of OFS Capital WM, LLC’s, or OFS Capital WM, portfolio by an unaffiliated loan manager;

•	management of the day-to-day operations of Tamarix Capital Partners, LP, or Tamarix LP, and its portfolio investments by its manager, which we do not control;

•	our ability to replicate historical results;

•	the ability of OFS Capital Management, LLC, or OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of Orchard First Source Asset Management, LLC, or OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	our ability to obtain necessary approvals, including from the U.S. Small Business Administration, or SBA, in connection with our proposed acquisition of the ownership interests in Tamarix LP and Tamarix Capital G.P. LLC, or Tamarix GP, the limited liability company that functions as the general partner of Tamarix LP, that we do not already own;

•	our receipt of exemptive relief from the Securities Exchange Commission, or SEC, to permit us to exclude the debt of Tamarix LP from our asset coverage test;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	Tamarix LP’s ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the ability of Tamarix LP, OFS Capital WM and any other portfolio companies to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in our annual report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

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

In connection with our initial public offering, or IPO, on November 7, 2012, we converted from a limited liability company to a corporation, as a result of which the sole membership interest held by OFSAM prior to the conversion was exchanged for 2,912,024 shares of our common stock. In connection with our IPO, we elected to be treated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. On November 14, 2012, we completed our IPO selling 6,666,667 shares of our common stock at a public offering price of $15 per share, raising $100 million in gross proceeds. We incurred approximately $6.2 million of sales load and $5.8 million of offering related costs in connection with our IPO. We utilized approximately $90 million of our IPO proceeds to pay down the senior secured revolving credit facility, which OFS Capital WM, our wholly owned subsidiary, entered into with Wells Fargo Bank, N.A., or Wells Fargo, and Madison Capital Funding LLC, a subsidiary of New York Life Investments, or Madison Capital, to finance its business, which we refer to as the OFS Capital WM Facility. The OFS Capital WM Facility indebtedness repaid included approximately $48.0 million of Class A loans and approximately $42.0 million of Class B loans.

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

Our investment activities are managed by OFS Advisor and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the investment advisory agreement between us and OFS Advisor, or the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), as well as an incentive fee based on our investment performance. We have also entered into an administration agreement, or the Administration Agreement, with OFS Capital Services, LLC, or OFS Services. Under the Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement.

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

We intend to elect to be treated for tax purposes as a RIC under the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.

As of March 31, 2013, our net asset value was approximately $141.9 million, or approximately $14.76 per share, and our portfolio included debt investments in 57 portfolio companies as well as our equity investment in Tamarix LP. As of March 31, 2013, our investment portfolio consisted of outstanding loans of approximately $227.0 million in aggregate principal amount, all of which were senior secured loans, as well as equity investments of approximately $7.5 million at fair value.

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

Tamarix Transactions. Prior to May 10, 2012, we were deemed to be the primary beneficiary of Tamarix LP and, therefore, in accordance with Accounting Standards Codification Topic 810, or ASC Topic 810, the financial statements of Tamarix LP were consolidated with ours. On May 10, 2012, as a result of Tamarix LP’s receipt of an SBIC license, we became a 68.4% limited partner in Tamarix LP and were deemed, under the applicable accounting literature, to continue to hold a controlling financial interest in Tamarix LP, as described more fully in our financial statements. Accordingly, we continued to consolidate the financial statements of Tamarix LP with ours at June 30, 2012. On July 27, 2012, however, Tamarix LP repaid its loans together with accrued interest due to us in aggregate amount of approximately $16.6 million, and the three investment professionals of Tamarix GP resigned from our affiliated entity. As a result, effective as of July 27, 2012, we deconsolidated Tamarix LP’s financial statements from our own, and accounted for our investment in Tamarix LP under the equity method of accounting. Commencing November 8, 2012, upon our BDC Conversion, we account for our investment in Tamarix at fair value. As of March 31, 2013, the investment portfolio held by Tamarix LP consisted of outstanding loans of approximately $21.9 million in aggregate principal amount and equity investments of approximately $3.5 million at fair value. It is our intention to seek to acquire all of the limited partnership interests in Tamarix LP and all of the ownership interests in Tamarix GP that are currently owned or subscribed for by other persons. These acquisitions would require further approval from the SBA. We cannot assure shareholders that the SBA would grant that further approval or that the holders of those ownership interests would agree to sell them to us. In the event that the SBA does not grant the necessary further approval, or the holders of those ownership interests do not agree to transfer them to us, we would still benefit from our significant economic interest in Tamarix LP—currently we have subscribed for $24.9 million out of a total of $36.9 million committed and partially funded commitments in Tamarix LP (giving us 67.5% of the limited partnership interests) and have a non-controlling interest in Tamarix GP—as well as our relationship with the investment professionals on the investment committee of Tamarix GP. If we are successful in acquiring all of the limited partnership interests in Tamarix LP and all of the ownership interests in Tamarix GP that are currently owned or subscribed for by other persons, we would once again consolidate Tamarix LP’s financial statements into our financial statements.

March 2012 OFS Capital WM Facility Amendments. Prior to the amendments to the OFS Capital WM Facility completed in March 2012, under generally accepted accounting principles, we did not consolidate OFS Capital WM’s financial statements into our financial statements, as we determined in accordance with ASC Topic 810 that, despite our owning 100% of the equity interests of OFS Capital WM, the loan manager, Madison Capital, was the primary beneficiary of OFS Capital WM. Therefore, prior to March 30, 2012, we recorded our equity interest in OFS Capital WM in our financial statements but did not consolidate its financial statements with our own.

As a result of the amendments to the OFS Capital WM Facility completed in March 2012, OFS Capital succeeded Madison Capital to the controlling financial interest in OFS Capital WM. In light of this and other factors, we have consolidated the financial statements of OFS Capital WM into our financial statements as of March 30, 2012. The amendments to the OFS Capital WM Facility completed in March 2012 were entered into in light of OFS Capital WM having made investments which utilized the substantial majority of its borrowing capacity under the OFS Capital WM Facility. Accordingly, it was determined that the management of an existing portfolio of investment assets, as opposed to buying and originating activities, would constitute the activities that most significantly impact OFS Capital WM’s economic performance.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 820 Fair Value Measurements and Disclosures, or ASC Topic 820. At March 31, 2013, approximately 93% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in middle market companies whose securities are not publicly traded. Our investments in these portfolio companies are generally considered Level 3 assets under ASC Topic 820 because the inputs used to value the investments are generally unobservable. As such, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

With respect to investments for which sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, our board of directors will undertake, on a quarterly basis, unless otherwise noted, a multi-step valuation process, as described below:

•

For each such investment, a basic credit rating review process will be completed. The risk rating on every credit facility will be reviewed and either reaffirmed or revised by the investment committee of OFS Advisor. This process will establish base information for the quarterly valuation process.

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

Revenue Recognition. Our revenue recognition policies are as follows:

Investments and Related Investment Income: We account for investment transactions on a trade date basis. Our board of directors determines, in good faith, the fair value of each investment in our portfolio. Interest is recognized on an accrual basis. For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that PIK interest is not collectible. Realized gains or losses on investments will be measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in the fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on non-affiliate and affiliate investments in our consolidated statements of operations.

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

Portfolio Composition and Investment Activity

The total fair value of our investments was approximately $228.8 million at March 31, 2013 and approximately $232.2 million at December 31, 2012. For the quarter ended March 31, 2013, OFS Capital WM closed debt investments with two companies with an aggregate face value of approximately $7.7 million, and Tamarix LP closed two investments with one portfolio company, consisting of a debt investment with a face value of $3.6 million and an equity investment of $400,000. For the year ended December 31, 2012,

OFS Capital WM closed debt investments with 24 companies with an aggregate face value of approximately $91.0 million, and Tamarix LP closed an investment with one portfolio company with a face value of approximately $3.3 million.

The following table shows the cost and fair value of our portfolio of investments by asset class as of March 31, 2013 and December 31, 2012, respectively.

	As of March 31,		As of December 31,
	2013		2012
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Senior Secured
Performing	$219,497	$217,861	$231,781	$227,542
Non-Accrual	4,816	3,386	—	—
Unitranche
Performing	—	—	—	—
Non-Accrual	—	—	—	—
Second-Lien
Performing	—	—	—	—
Non-Accrual	—	—	—	—
Mezzanine
Performing	—	—	—	—
Non-Accrual	—	—	—	—
Unsecured
Performing	—	—	—	—
Non-Accrual	—	—	—	—
Equity Investments	7,667	7,526	5,049	4,657

Total	$231,980	$228,773	$236,830	$232,199

As of March 31, 2013 and December 31, 2012, the weighted average yield to fair value of our debt investments was approximately 7.43% and 7.64%, respectively. Throughout this document, the weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized amortization of deferred loan origination fees and accretion of OID divided by (b) total debt investments at fair value (with any unamortized premium or discount accounted for at the time of loan repayment). The weighted average yield on debt investments at fair value is computed as of the balance sheet date and excludes assets on non-accrual status as of such date.

As of March 31, 2013, floating rate loans comprised our entire debt investment portfolio. However, in accordance with our investment strategy, we expect that over time the proportion of fixed rate debt investments in our portfolio will increase.

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

Revenues. We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, from our investment securities in portfolio companies. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of March 31, 2013, floating rate loans comprised 100% of our current debt investment portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we anticipate receiving repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. On occasion, our portfolio activity may also reflect the proceeds of sales of securities. In some cases, our investments will provide for deferred interest payments or PIK interest (meaning interest paid in the form of additional principal amount of the loan instead of in cash). In addition, we may generate revenue in the form of commitment, origination and sourcing, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination and sourcing fees, original issue discount, or OID, and market discount or premium will be capitalized, and we will accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses. Our primary operating expenses include interest expense due under the OFS Capital WM Facility, the payment of fees to OFS Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing and long-distance telephone;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•	other expenses incurred by either OFS Services or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead.

We do not believe that our historical operating performance is necessarily indicative of our future results of operations that we expect to report in future periods. Prior to the completion of our initial public offering, we completed several significant corporate transactions, including the Tamarix Transactions and the March 2012 OFS Capital WM Facility Amendments, as described in more detail under “—Recent Developments and Other Factors Affecting Comparability.” We also intend to pursue a strategy that is focused primarily on investments in middle-market companies in the United States, including investments in senior secured, unitranche, second-lien and mezzanine loans and, to a lesser extent, warrants and other minority equity securities, which differs to some degree from our historical investment concentration, which was in senior secured loans to middle-market companies in the United States. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code, to which we were not previously subject. In addition, Tamarix LP is subject to regulation and oversight by the SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.

Comparison of the three month periods ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)

Consolidated operating results for the three month periods ended March 31, 2013 and March 31, 2012, are as follows:

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
Total investment income	$4,365	$624
Total expenses	2,923	409

Net investment income	1,442	215
Net realized and unrealized gain on investments	1,429	—
Total other income prior to becoming a business development company	—	2,645

Net increase in net assets resulting from operations	$2,871	$2,860

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net income may not be meaningful.

Investment Income

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
Interest income from non-affiliate investments	$4,365	$578
Dividend and fee income	—	46

Total investment income	$4,365	$624

Total investment income increased by approximately $3.7 million, or 600%, for the three month period ended March 31, 2013, as compared to the three month period ended March 31, 2012. The $3.7 million increase in total investment income was primarily due to the interest income generated by OFS Capital WM during the quarter ended March 31, 2013, as a result of our consolidation of OFS Capital WM’s results of operations effective April 1, 2012.

Expenses

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
Interest expense	$847	$—
Amortization of deferred financing closing costs	469	—
Management fee	807	357
Professional fees	250	15
Administrative fee	280	—
General and administrative expenses	270	37

Total expenses	$2,923	$409

Total expenses increased by approximately $2.5 million, or 615% for the three month period ended March 31, 2013, as compared with the three month period ended March 31, 2012. Interest expense increased by approximately $0.8 million for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due to the interest expense incurred by OFS Capital WM on its credit facility in the amount of approximately $0.8 million for the three months ended March 31, 2013, as a result of our consolidation of OFS Capital WM’s statement of operations effective April 1, 2012. Management fee expense increased by approximately $0.5 million for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due to the approximately $0.3 million of management fee OFS Capital WM incurred from its loan manager for the three month period ended March 31, 2013, as well as an increase in management fee we incurred from our investment advisor in the amount of approximately $0.2 million during the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. Professional fees, general and administrative expenses, and amortization of deferred financing costs increased by an approximately $0.7 million for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due to our increased costs as a public company, as well as our consolidation of OFS Capital WM’s statement of operations effective April 1, 2012.

Net Realized and Unrealized Gain on Investments

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
Net realized gain on non-affiliate investments	$5	$—
Net change in unrealized depreciation on non-affiliate investments	1,173	—
Net change in unrealized depreciation on affiliate investments	251	—

Net realized and unrealized gain on investments	$1,429	$—

For the three month period ended March 31, 2013, we recorded total net realized and unrealized gain on investments in the amount of approximately $1.4 million, consisting primarily of approximately $1.2 million of net change in unrealized depreciation on non-affiliate investments and $0.2 million of net change in unrealized depreciation on affiliate investments. There was no realized or unrealized gains on investments for the three month period ended March 31, 2012.

Other Income Prior to Becoming a Business Development Company

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
Income from equity interest in OFS Capital WM	$—	$2,645

Total other income prior to becoming a business development company	$—	$2,645

We generated approximately $2.6 million of total other income prior to becoming a BDC for the three month period ended March 31, 2012. Our recording of other income for the three month period ended March 31, 2012 was due to our equity interest income in OFS Capital WM in the amount of $2.6 million for the period January 1, 2012 through March 31, 2012, prior to our consolidation of OFS Capital WM.

Financial Condition, Liquidity and Capital Resources

At March 31, 2013 and March 31, 2012, we had cash and cash equivalents of approximately $12.2 million and $12.2 million, respectively. Cash provided by operating activities for the three months ended March 31, 2013 and March 31, 2012 was approximately $9.7 million and $0.5 million, respectively.

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

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all. Our asset coverage ratio is approximately 238% at March 31, 2013.

The OFS Capital WM Facility

On September 28, 2010, OFS Capital WM entered into a $180.0 million secured revolving credit facility (as amended, from time to time, the “OFS Capital WM Facility”) with Wells Fargo and Madison Capital, with the Class A lenders (initially Wells Fargo) providing up to $135 million in Class A loans and the Class B lenders (initially Madison Capital) providing up to $45 million in Class B loans to OFS Capital WM. In January 2013, OFS Capital WM terminated its $45 million Class B credit facility. The OFS Capital WM Facility is secured by the eligible loans transferred to OFS Capital WM by OFS Capital on September 28, 2010 and any eligible loan assets subsequently acquired by OFS Capital WM.

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

Under the OFS Capital WM Facility, the Loan Manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the quarter ended March 31, 2013, we incurred management fee expense of approximately $0.3 million to the Loan Manager.

On September 28, 2012, the WM Credit Facility was amended. Pursuant to the amendment: (1) the loans were extended to December 31, 2016, and there is a one-year option for extension of the Class A loans upon the approval of the Class A lenders; (2) the reinvestment period was extended to December 31, 2013, which can be further extended by one year with the consent of the lender; and (3) accrued interest rate on outstanding Class A loans was amended to LIBOR plus 2.75% per annum. In connection with the amendment, OFS Capital WM incurred financing costs of $0.7 million which, together with the original unamortized deferred financing costs under the WM Credit Facility of $2.4 million at September 28, 2012, are deferred and amortized over the OFS Capital WM Facility.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of March 31, 2013, we had a $1.5 million unused line of credit granted to a borrower. Unused lines of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet. In addition, as of March 31, 2013, we had approximately $17.5 million of committed but uncalled equity investment in Tamarix LP.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2013:

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
Borrowings	$97,190	$—	$	$97,190	$—

Total	$97,190	$—	$	$97,190	$—

(1)	Excludes commitments to extend credit to our portfolio companies.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

As a result of the March 2012 OFS Capital Facility Amendments, we have consolidated OFS Capital WM in our financial statements as of March 30, 2012. For more information on the contractual obligations of OFS Capital WM including the OFS Capital WM Facility, see “Notes to Unaudited Consolidated Financial Statements” contained in Item 1. Financial Statements.

We have subscribed for $24.9 million out of a total of $36.9 million committed and partially funded commitments in Tamarix LP. We have partially funded and may be called upon to fund the balance of our commitment in connection with the operations of Tamarix LP.

Commitments and Contingencies

At March 31, 2013, we had a $1.5 million unused line of credit granted to a borrower. On March 27, 2012, we entered into a new subscription agreement (“Subscription Agreement”) with respect to an investment in Tamarix LP, which superseded prior agreements and was contingent upon issuance of the license from the SBA. Under the terms of the Subscription Agreement, our investment in Tamarix LP will not exceed $25.0 million. On April 2, 2012, OFS Capital funded $1.58 million to Tamarix LP. In March and April 2012, Tamarix LP also received an aggregate of $0.2 million and $0.7 million, respectively, from other investors. These funds, totaling $2.5 million, were called by Tamarix LP as requested by the SBA and would be used as initial capital of Tamarix LP once Tamarix LP received the SBIC license. On May 10, 2012, as a result of Tamarix LP’s receipt of the SBIC license, our equity investment in Tamarix LP was no longer contingent, and our advance to Tamarix LP in the amount of $1.58 million was reclassified to an equity investment in Tamarix LP. In July 2012, we made an additional equity investment of $3.24 million in Tamarix LP. In March 2013, we made an additional equity investment of $2.62 million in Tamarix LP. As of March 31, 2013, our committed but uncalled capital investment in Tamarix LP was approximately $17.5 million.

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

Dividends

We intend to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

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

The following table summarizes our dividends declared and paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
November 26, 2012	January 17, 2013	January 31, 2013	$0.17	[1]
March 26, 2013	April 17, 2013	April 30, 2013	$0.34

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions at a particular level.

Distributions in excess of our current and accumulated earnings and profits generally will be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to stockholders. For the quarter ended March 31, 2013, out of our approximately $3.3 million dividend distribution, approximately 46% represented ordinary income and net realized capital gain and 54% represented a return of capital.

[1]	Represents the dividend declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after our IPO in November 2012, would have been $0.34 per share.

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

Staffing Agreement

OFS Advisor is an affiliate of Orchard First Source Capital, Inc., or OFSC, with which it has entered into a Staffing and Corporate Services Agreement, or Staffing Agreement. Under this agreement, OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel and other resources of OFSC and its affiliates. The Staffing Agreement should provide OFS Advisor with access to deal flow generated by the professionals of OFSC and its affiliates and commits the members of OFS Advisor’s investment committee to serve in that capacity. OFS Advisor intends to capitalize on the significant deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFSC’s investment professionals.

OFSC also has entered into a Staffing and Corporate Services Agreement with OFS Services. Under this agreement, OFS Services will make available to OFSC the administrative resources of OFS Services.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2013, all of our debt investments bore interest at floating interest rates, and we expect that our investment portfolio may in the future include both floating and fixed rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. All of the debt investments in our portfolio as of March 31, 2013 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.

In addition, our credit facility has a floating interest rate provision, and we expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

Assuming that our consolidated balance sheet as of March 31, 2013 were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
	(Dollar amount in thousands)
100	$99	$(985)	$(886)
200	2,030	(1,971)	59
300	4,331	(2,956)	1,375
400	6,631	(3,942)	2,689
500	8,932	(4,927)	4,005

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.

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

As of March 31, 2013, all of our outstanding loan portfolio bore interest at floating rates.

Item 4.	Controls and Procedures

As of March 31, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2013. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.	Risk Factors

There has been no other material change in the information provided under the heading “Item 1A. Risk Factors” in our annual report on Form 10-K filed with the SEC on March 26, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2013, we issued approximately 34,891 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $501,381.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2013	OFS CAPITAL CORPORATION

	By:	/s/ GLENN R. PITTSON
	Name:	Glenn R. Pittson
	Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.