Form 10-Q
period 2013-06-30
OFS Capital Corp
filed 2013-08-07
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 2, 2013 was 9,626,987.

OFS CAPITAL CORPORATION

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Investments, at fair value
Non-affiliate investments (cost of $222,175 and $231,781, respectively)	$219,991	$227,542
Affiliate investments (cost of $7,577 and $5,049, respectively)	8,345	4,657

Total investments at fair value	228,336	232,199
Cash and cash equivalents	9,954	8,270
Restricted cash and cash equivalents	623	623
Interest receivable	876	1,292
Prepaid expenses and other assets	360	326
Deferred financing costs, net of accumulated amortization of $1,521 and $1,336, respectively	2,204	2,839

Total assets	$242,353	$245,549

Liabilities
Accrued professional fees	$493	$463
Interest payable	836	1,222
Dividend payable	3,272	1,628
Management fees payable	867	667
Administration fee payable	178	110
Other payables	173	223
Due to affiliated entities, net	—	9
Deferred loan fee revenue	324	204
Revolving line of credit	94,164	99,224

Total liabilities	100,307	103,750

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,624,990 and 9,578,691 shares issued and outstanding as of June 30, 2013 and December 31, 2012	96	96
Paid-in capital in excess of par	143,068	142,408
Distributions in excess of net investment income	(3,722)	(94)
Net unrealized appreciation (depreciation) on investments	2,604	(611)

Total net assets	142,046	141,799

Total liabilities and net assets	$242,353	$245,549

Number of shares outstanding	9,624,990	9,578,691

Net asset value per share	$14.76	$14.80

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share data)

		Pre-IPO prior to becoming a Business Development Company(1)		Pre-IPO prior to becoming a Business Development Company(1)
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Investment income
Interest income from non-affiliate investments	$4,236	$4,493	$8,601	$5,071
Dividend and fee income	—	45	—	91

Total investment income	4,236	4,538	8,601	5,162

Expenses
Interest expense	862	1,445	1,709	1,445
Amortization of deferred financing closing costs	166	143	635	143
Management fees	794	1,083	1,601	1,440
Professional fees	509	388	759	403
Administrative fee	177	—	457	—
General and administrative expenses	262	341	532	378

Total expenses	2,770	3,400	5,693	3,809

Net investment income	1,466	1,138	2,908	1,353

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-affiliate investments	—	(1,165)	5	(1,165)
Net change in unrealized depreciation on non-affiliate investments	882	(939)	2,055	(939)
Net change in unrealized depreciation on affiliate investments	909	—	1,160	—

Net realized and unrealized gain (loss) on investments	1,791	(2,104)	3,220	(2,104)

Other income (loss) prior to becoming a business development company
Income from equity interest in OFS Capital WM	—	—	—	2,645
Net loss attributable to non-controlling interests	—	29	—	29
Other loss	—	(3)	—	(3)

Total other income prior to becoming a business development company	—	26	—	2,671

Net increase (decrease) in net assets before cumulative effect of accounting change	3,257	(940)	6,128	1,920
Cumulative effect of accounting change	—	570	—	570

Net increase (decrease) in net assets resulting from operations	$3,257	$(370)	$6,128	$2,490

Net investment income per common share—basic and diluted	$0.15		$0.30

Net increase in net assets resulting from operations per common share—basic and diluted	$0.34		$0.64

Dividend declared per common share—basic and diluted	$0.34		$0.68

Basic and diluted weighted average shares outstanding	9,621,354		9,611,707

(1)	For historical periods that include financial results prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share, dividends declared per common shares and weighted average shares outstanding information for periods that include financial results prior to November 7, 2012 are not provided.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(Amounts in thousands, except share and per share data)

	Member’s Equity	Non- Controlling Interests	Common Stock		Paid-in	Distributions in Excess of	Accumulated Net Realized Gain	Net Unrealized Appreciation	Total Net Assets
					Capital in Excess of Par	Net Investment Income		(Depreciation) on Investments
			Shares	Par
Balance at January 1, 2012	$54,719	$—	—	$—	$—	$—	$—	$—	$54,719
Net income	2,490	(29)	—	—	—	—	—	—	2,461
Member/non-controlling interest contributions	1,227	1,717	—	—	—	—	—	—	2,944
Syndication Costs	(209)	(121)	—	—	—	—	—	—	(330)
Distributions	(1,152)	(225)	—	—	—	—	—	—	(1,377)

Balance at June 30, 2012	$57,075	$1,342	—	—	—	—	—	—	58,417

Balance at January 1, 2013	$—	$—	9,578,691	$96	$142,408	$(94)	$—	$(611)	$141,799
Net increase in net assets resulting from operations	—	—	—	—	—	2,908	5	3,215	6,128
Stock issued in connection with dividend reinvestment plan	—	—	46,299	—	660	—	—	—	660
Dividends and distributions	—	—	—	—	—	(6,536)	(5)	—	(6,541)

Balance at June 30, 2013	$—	$—	9,624,990	$96	$143,068	$(3,722)	$—	$2,604	142,046

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

		Pre-IPO prior to becoming a Business Development Company
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$6,128	$2,490
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization and write-off of deferred financing closing costs	635	143
Amortization of discounts and premium	(667)	(369)
Amortization of deferred fee revenue	(57)	(112)
Cash collection of deferred fee revenue	177	51
Net realized (gain) loss on non-affiliate investments	(5)	1,165
Net change in unrealized depreciation on non-affiliate investments	(2,055)	939
Net change in unrealized depreciation on affiliate investments	(1,160)	—
Purchase of portfolio investments	(21,129)	(8,019)
Additional equity investment in Tamarix LP	(2,619)	—
Proceeds from principal payments on portfolio investments	26,611	13,906
Proceeds from sale of portfolio investments to related party	—	4,157
Proceeds from sale of portfolio investments	4,713	—
Income from equity investment in OFS Capital WM	—	(2,645)
Write-off of uncollectible receivables	—	290
Cumulative effect of accounting change	—	(570)
Net loss allocated to non-controlling interests	—	(29)
Other loss	—	3
Changes in operating assets and liabilities:
Interest receivable	416	318
Accrued paid-in-kind interest	—	(187)
Prepaid expenses and other assets	139	(14)
Accrued professional fees	30	—
Due to/from affiliated entities, net	(9)	369
Interest payable	(386)	(173)
Management fees payable	200	477
Administration fee payable	68	—
Other payables	(51)	—

Net cash provided by operating activities	10,979	12,190

Cash Flows From Investing Activities
Advances and other assets	—	(33)
Distribution from OFS Capital WM	—	1,225
Distribution from Tamarix GP	—	52
Consolidation of cash from OFS Capital WM	—	9,581

Net cash provided by investing activities	—	10,825

Cash Flows From Financing Activities
Net repayments under revolving lines of credit	(5,059)	(9,839)
Cash dividends paid	(4,236)	—
Distributions to member	—	(1,152)
Contributions from non-controlling interests	—	1,518
Distributions to non-controlling interests	—	(225)
Deferred offering costs	—	(238)
Deferred financing costs	—	(301)

Net cash used in financing activities	(9,295)	(10,237)

Net increase in cash and cash equivalents	1,684	12,778
Cash and cash equivalents—beginning of period	8,270	814

Cash and cash equivalents—end of period	$9,954	$13,592

(Continued)

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

		Pre-IPO prior to becoming a Business Development Company
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,095	$1,618
Supplemental Disclosure of Noncash Financing and Investing Activities:
Accrued deferred offering costs	$—	$3,386
Dividends paid by issuance of common stock	660	—
Dividend payable	3,272	—
Equity contribution from parent recognized due to the difference between the purchase price and fair value of the loan investment purchased from OFS Capital WM	—	1,227
Equity interest received in connection with loan restructuring	—	267
Reclassification of other liabilities to capital contribution from non-controlling interests	—	206
Capital contribution from non-controlling interests via a reduction of management fee payable—related party	—	200
Elimination of equity investment in OFS Capital WM and consolidation of assets and liabilities of OFS Capital WM effective March 30, 2012:
Restricted cash and cash equivalents	—	623
Interest receivable	—	920
Investments, at fair value	—	197,765
Deferred financing costs, net of accumulated amortization	—	2,637
Revolving line of credit—Wells Fargo	—	134,123
Revolving line of credit—Madison Capital	—	30,752
Interest payable	—	1,647
Management fee payable	—	314
Due to affiliated entity	—	18
Accrued expenses and other liabilities	—	132

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2013

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Interest Rate(1)	Spread Above Index(1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-affiliate Investments(5)

Accounts Receivable Management Services
Revspring Inc.	Senior Secured Term Loan	6.25%	(L +5.00%)	8/3/17	$4,845	$4,810	$4,728	3.3%

Aerospace & Defense
Whitcraft LLC	Senior Secured Term Loan	6.50%	(L +5.00%)	12/16/15	4,311	4,270	4,272	3.0

Asset Management & Custody Banks
Townsend Acquisition LLC	Senior Secured Term Loan	6.25%	(L +4.75%)	5/18/16	4,535	4,461	4,469	3.2

Asset Management Services
Cetera Financial Group, Inc.	Senior Secured Term Loan A	6.50%	(L +5.00%)	6/22/17	4,750	4,732	4,671	3.3
H.D. Vest, Inc.	Senior Secured Term Loan	6.75%	(L +4.50%)	12/18/18	4,750	4,715	4,715	3.3

					9,500	9,447	9,386	6.6

Automobile
Tectum Holdings Inc. (Extang)	Senior Secured Term Loan A	7.50%	(L +5.25%)	12/3/15	3,093	3,074	3,075	2.2

Automotive Aftermarket Manufacturing
Trico Products Corporation	Senior Secured Term Loan	6.26%	(L +4.75%)	7/22/16	4,372	4,330	3,916	2.8

Beverage, Food and Tobacco
Columbus Manufacturing, Inc.	Senior Secured Term Loan B	6.50%	(L +5.25%)	4/17/18	3,980	3,928	3,909	2.8

Broadcasting and Entertainment
Campus Televideo, Inc. (F/K/A: Lamont Digital Services)	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	4,483	4,386	4,495	3.2

Business Equipment & Services
Dorner MFG, Corp.	Senior Secured Term Loan	6.25%	(L +4.75%)	6/15/17	3,311	3,259	3,228	2.3
Tharpe Company, Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	10/19/17	4,311	4,256	4,238	3.0

					7,622	7,515	7,466	5.3

Chemicals, Plastics & Rubber
Actagro, LLC	Senior Secured Term Loan	5.76%	(L +4.50%)	12/30/16	3,512	3,475	3,475	2.4
Dash Materials LLC	Senior Secured Term Loan	9.75%	(L +7.50%)	12/26/17	4,937	4,913	4,913	3.5
Fluoro-Seal International LLC	Senior Secured Term Loan A	9.00%	(L +7.50%)	1/4/17	2,648	2,621	2,674	1.9
ICM Products Inc.	Senior Secured Term Loan	8.50%	(L +7.00%)	2/1/17	2,208	2,176	2,214	1.6
KODA Distribution Group, Inc.	Senior Secured Term Loan A	6.50%	(L +5.50%)	4/9/18	3,971	3,951	3,951	2.8
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,939	2,888	2,888	2.0

					20,215	20,024	20,115	14.2

Commercial Fastener Manufacturing
Elgin Fasteners Group	Senior Secured Term Loan	6.00%	(L +4.75%)	8/26/16	4,907	4,814	4,791	3.4

Distributors
Diversified Foodservice Supply, Inc.	Senior Secured Term Loan	6.75%	(L +5.00%)	1/27/16	4,466	4,430	4,462	3.1
Lindstrom Metric, LLC	Senior Secured Term Loan	6.25%	(L +4.75%)	7/12/16	4,505	4,469	4,432	3.1
Phillips Feed & Pet Supply	Senior Secured Term Loan	6.06%	(L +4.25%)	10/13/17	3,245	3,211	3,211	2.3

					12,216	12,110	12,105	8.5

Diversified Commercial & Professional Services
Royal Adhesives	Senior Secured Term Loan A	7.25%	(L +5.50%)	11/29/15	4,350	4,317	4,362	3.1

Electrical Components & Equipment
B&B Electronics Manufacturing Company	Senior Secured Term Loan A	6.50%	(L +5.00%)	4/4/15	2,810	2,784	2,644	1.9
Barcodes LLC	Senior Secured Term Loan	7.25%	(L +6.00%)	11/2/17	3,038	2,998	3,046	2.1

					5,848	5,782	5,690	4.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)—Continued

June 30, 2013

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Interest Rate(1)	Spread Above Index(1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-affiliate Investments(5)—Continued

Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/1/17	3,169	3,114	3,177	2.2%

Environmental Consulting & Services
Apex Companies, LLC.	Senior Secured Term Loan	6.75%	(L +5.50%)	12/10/18	4,050	4,013	4,013	2.8

Environmental Equipment Manufacturer
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	8/3/16	4,086	4,060	3,984	2.8

Environmental Industries
Aero-Metric, Inc.	Senior Secured Term Loan	6.75%	(L +5.25%)	8/27/17	2,747	2,712	2,719	1.9

Financial Intermediaries
CSI Financial Services, LLC(6)	Senior Secured Term Loan	7.25%	(L +6.00%)	12/7/17	3,400	3,348	3,409	2.4

Health Care Equipment
Hygenic Corporation	Senior Secured Term Loan	5.75%	(L +4.50%)	10/11/18	4,850	4,787	4,576	3.2
MedTech Group, Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	9/7/16	4,728	4,683	4,683	3.3
NeuroTherm, Inc.	Senior Secured Term Loan	6.50%	(L +5.00%)	2/1/16	3,889	3,853	3,790	2.7

					13,467	13,323	13,049	9.2

Health Care Services
Aegis Sciences Corporation	Senior Secured Term Loan A	6.75%	(L +5.50%)	10/21/16	4,775	4,716	4,754	3.3
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	7.50%	(L +6.00%)	8/14/17	4,845	4,786	4,858	3.4
MCMC LLC	Senior Secured Term Loan A	7.50%	(L +6.00%)	9/30/16	4,240	4,197	4,251	3.0
Studer Group LLC	Senior Secured Term Loan	7.00%	(L +5.50%)	9/28/16	3,834	3,795	3,841	2.7

					17,694	17,494	17,704	12.4

Health Care Supplies
The Ritedose Corporation	Senior Secured Term Loan	7.69%	(L +6.00%)	11/10/16	3,368	3,329	3,012	2.1

Healthcare
Cambridge Major Labs, Inc.	Senior Secured Term Loan	6.25%	(L +5.00%)	12/31/17	3,580	3,474	3,488	2.5
Strata Pathology Services, Inc.	Senior Secured Term Loan	9.00%	(L +7.50%)	6/30/16	4,874	4,816	3,601	2.5

					8,454	8,290	7,089	5.0

Healthcare Facilities
Accelerated Health Systems LLC	Senior Secured Term Loan	5.75%	(L +4.50%)	7/22/17	4,912	4,878	4,706	3.3

High Tech Industries
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	6/6/17	2,406	2,369	2,413	1.7

Household Products
Phoenix Brands LLC	Senior Secured Term Loan A	6.75%	(L +5.25%)	1/31/16	3,291	3,260	3,289	2.3

Industrial Conglomerates
Jameson LLC	Senior Secured Term Loan	7.50%	(L +5.50%)	10/1/15	2,253	2,232	2,143	1.5

Industrial Gases
Engineered Controls International, LLC	Senior Secured Term Loan	5.75%	(L +4.50%)	8/5/17	4,362	4,318	4,318	3.0

Insurance
Captive Resources Midco LLC	Senior Secured Term Loan	6.75%	(L +5.50%)	10/31/18	4,963	4,896	4,893	3.5

Insurance Brokerage
AssuredPartners Capital, Inc.	Senior Secured Term Loan A	5.75%	(L +4.50%)	12/14/18	4,864	4,864	4,864	3.4
Personable Holdings, Inc.	Senior Secured Term Loan	8.00%	(L +6.50%)	5/16/17	3,462	3,429	3,462	2.4

					8,326	8,293	8,326	5.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)—Continued

June 30, 2013

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Interest Rate(1)	Spread Above Index(1)	Maturity	Principal Amount	Cost	Fair Value		Percent of Net Assets
Non-affiliate Investments(5)—Continued

Media: Advertising, Printing & Publishing
Content Marketing, LLC	Senior Secured Term Loan	7.50%	(L +6.25%)	12/21/17	3,910	3,858	3,921		2.8%

North American Commodities Brokerage
Charter Brokerage LLC	Senior Secured Term Loan A	8.00%	(L +6.50%)	10/10/16	4,383	4,333	4,395		3.1

Personal Products
Mold-Rite Plastics, LLC	Senior Secured Term Loan	6.25%	(L +4.50%)	6/30/16	4,398	4,356	4,330		3.0
Pacific World	Senior Secured Term Loan	5.75%	(L +4.75%)	10/31/16	4,875	4,816	4,816		3.4

					9,273	9,172	9,146		6.4

Printing & Publishing
Pamarco Technologies, Inc.	Senior Secured Revolver	N/A	(L +3.75%)	12/31/14	—	(6)	(11	)(2)	—
Pamarco Technologies, Inc.	Senior Secured Term Loan A	6.00%	(L +3.75%)	12/31/14	2,253	2,245	2,236		1.6

					2,253	2,239	2,225		1.6

Property & Casualty Insurance
MYI Acquiror Limited(6)	Senior Secured Term Loan A	6.25%	(L +4.75%)	9/13/16	4,937	4,886	4,843		3.4

Publishing
Media Source	Senior Secured Term Loan A	6.76%	(L +5.25%)	11/7/16	1,290	1,272	1,283		0.9
Media Source	Senior Secured Term Loan B	7.50%	(L +6.00%)	11/7/16	3,487	3,439	3,496		2.5

					4,777	4,711	4,779		3.4

Rehabilitation Products and Services
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	8/18/16	4,891	4,859	4,739		3.3

Telecommunications
NHR Holdings, LLC	Senior Secured Term Loan A	6.50%	(L +5.25%)	11/30/18	2,477	2,443	2,443		1.7
NHR Holdings, LLC	Senior Secured Term Loan B	6.50%	(L +5.25%)	11/30/18	2,511	2,477	2,477		1.7

					4,988	4,920	4,920		3.4

Sub-total Non-affiliate Investments					224,637	222,175	219,991		154.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)—Continued

June 30, 2013

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Principal Amount	Cost		Fair Value		Percent of Net Assets
Affiliate Investments

Finance
Tamarix Capital Partners, L.P.(6)	67.5% Limited Partnership Interest	N/A	7,577		8,345		5.9

Sub-total Affiliate Investments			7,577		8,345		5.9

Money Market
WF Prime INVT MM #1752(5)	Money Market	N/A	9,157	(3)	9,157	(3)	6.4
WFB Secured Institutional MM(5)	Money Market	N/A	623	(4)	623	(4)	0.4
US Bank Money Market Deposit	Money Market	N/A	392	(3)	392	(3)	0.3

Sub-total Money Market			10,172		10,172		7.1

Total Investments (United States)		$224,637	$239,924		$238,508		167.9%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime and which is reset daily, quarterly or semi-annually. For each investment, we have provided the spread over LIBOR and current interest rate in effect at June 30, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Included in restricted cash and cash equivalents on the consolidated balance sheets.
(5)	Pledged as collateral under the OFS Capital WM Credit Facility.
(6)	Indicates assets that the Company deems not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Interest Rate(1)	Spread Above Index(1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-affiliate Investments(5)

Accounts Receivable Management Services
Revspring Inc.	Senior Secured Term Loan	6.25%	(L +5.00%)	08/03/17	$4,907	$4,868	$4,673	3.3%

Aerospace & Defense
Whitcraft LLC	Senior Secured Term Loan	6.25%	(L +4.75%)	12/16/15	4,565	4,514	4,440	3.1

Asset Management & Custody Banks
Townsend Acquisition LLC	Senior Secured Term Loan	6.25%	(L +4.75%)	05/18/16	4,750	4,658	4,598	3.2

Asset Management Services
Cetera Financial Group, Inc.	Senior Secured Term Loan A	6.50%	(L +5.00%)	06/22/17	4,875	4,854	4,699	3.3
H.D. Vest, Inc.	Senior Secured Term Loan	7.00%	(L +5.50%)	10/03/17	4,813	4,755	4,706	3.3

					9,688	9,609	9,405	6.6

Automobile
BBB Industries, LLC	Senior Secured Term Loan	6.50%	(L +4.50%)	06/29/13	4,713	4,704	4,671	3.3
Tectum Holdings Inc. (Extang)	Senior Secured Term Loan A	7.50%	(L +5.25%)	12/03/15	3,172	3,149	3,149	2.2

					7,885	7,853	7,820	5.5

Automotive Aftermarket Manufacturing
Trico Products Corporation	Senior Secured Term Loan	6.25%	(L +4.75%)	07/22/16	4,685	4,632	3,798	2.7

Beverage, Food and Tobacco
Columbus Manufacturing, Inc.	Senior Secured Term Loan B	6.50%	(L +5.25%)	04/17/18	4,000	3,942	3,942	2.8

Broadcasting and Entertainment
Lamont Digital Systems, Inc.	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	4,661	4,549	4,549	3.2

Business Equipment & Services
Dorner MFG, Corp.	Senior Secured Term Loan	6.25%	(L +4.75%)	06/15/17	3,398	3,338	3,274	2.3
Tharpe Company, Inc.	Senior Secured Term Loan	7.00%	(L +5.75%)	10/19/17	5,000	4,928	4,928	3.5

					8,398	8,266	8,202	5.8

Chemical / Plastics
Actagro, LLC	Senior Secured Term Loan	7.00%	(L +5.50%)	12/30/16	1,950	1,925	1,920	1.4
Fluoro-Seal International LLC	Senior Secured Term Loan A	9.00%	(L +7.50%)	01/04/17	2,964	2,930	3,024	2.1
ICM Products Inc.	Senior Secured Term Loan	8.50%	(L +7.00%)	02/01/17	2,406	2,368	2,406	1.7
VanDeMark Chemical Inc.	Senior Secured Term Loan	7.50%	(L +5.25%)	11/30/17	3,015	2,956	2,956	2.1

					10,335	10,179	10,306	7.3

Commercial Fastener Manufacturing
Elgin Fasteners Group	Senior Secured Term Loan	7.00%	(L +5.50%)	08/26/16	4,695	4,588	4,633	3.3

Distributors
Diversified Foodservice	Senior Secured Term Loan	6.75%	(L +5.00%)	01/27/16	4,580	4,536	4,508	3.2
Lindstrom Metric, LLC	Senior Secured Term Loan	6.26%	(L +4.75%)	07/12/16	4,747	4,702	4,586	3.2
Phillips Feed & Pet Supply	Senior Secured Term Loan	7.50%	(L +5.25%)	10/13/17	3,265	3,224	3,130	2.2

					12,592	12,462	12,224	8.6

Diversified Commercial & Professional Services
Kellermeyer Building	Senior Secured Term Loan	6.50%	(L +4.75%)	12/17/15	4,609	4,546	4,511	3.2
Royal Adhesives	Senior Secured Term Loan A	7.25%	(L +5.50%)	11/29/15	4,498	4,457	4,485	3.1

					9,107	9,003	8,996	6.3

Diversified/Conglomerate Manufacturing
Phillips Plastics	Senior Secured Term Loan	6.50%	(L +5.00%)	02/12/17	1,707	1,673	1,649	1.2
Revere Industries, LLC	Senior Secured Rollover Loans	9.00%	(L +6.00%)	06/30/13	1,889	1,891	1,895	1.3

					3,596	3,564	3,544	2.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments—Continued

December 31, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Interest Rate(1)	Spread Above Index(1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-affiliate Investments(5)—Continued

Electrical Components & Equipment
B&B Electronics	Senior Secured Term Loan A	6.50%	(L +5.00%)	04/04/15	2,905	2,870	2,858	2.0
Barcodes LLC	Senior Secured Term Loan	7.25%	(L +6.00%)	11/02/17	3,089	3,044	3,044	2.1

					5,994	5,914	5,902	4.1

Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/01/17	3,250	3,187	3,187	2.2

Environmental Consulting & Services
Apex Companies, LLC.	Senior Secured Term Loan	7.50%	(L +5.75%)	12/10/16	4,347	4,302	4,339	3.1

Environmental Equipment Manufacturer
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	08/03/16	4,441	4,407	4,245	3.0

Environmental Industries
Aero-Metric, Inc.	Senior Secured Term Loan	6.75%	(L +5.25%)	08/27/17	2,819	2,780	2,737	1.9

Financial Intermediaries
CSI Financial Services, LLC	Senior Secured Term Loan	7.25%	(L +6.00%)	12/07/17	3,485	3,425	3,425	2.4
Health Care Equipment
Hygenic Corporation	Senior Secured Term Loan	6.25%	(L +5.00%)	10/11/18	5,000	4,928	4,928	3.5
MedTech Group, Inc.	Senior Secured Term Loan	7.00%	(L +5.50%)	09/07/16	4,808	4,755	4,740	3.3
NeuroTherm, Inc.	Senior Secured Term Loan	6.50%	(L +5.00%)	02/01/16	4,529	4,478	4,326	3.1

					14,337	14,161	13,994	9.9

Health Care Services
Aegis Sciences Corporation	Senior Secured Term Loan A	7.00%	(L +5.50%)	10/21/16	4,850	4,781	4,779	3.4
Elements Behavioral Health,	Senior Secured Term Loan A	7.50%	(L +6.00%)	08/14/17	4,938	4,870	4,920	3.5
MCMC LLC	Senior Secured Term Loan A	7.50%	(L +6.00%)	09/30/16	4,635	4,581	4,627	3.3
Studer Group LLC	Senior Secured Term Loan	7.00%	(L +5.50%)	09/28/16	4,604	4,551	4,538	3.2

					19,027	18,783	18,864	13.4

Health Care Supplies
The Ritedose Corporation	Senior Secured Term Loan	6.50%	(L +4.75%)	11/10/16	3,592	3,545	2,881	2.0

Healthcare
Strata Pathology Services,	Senior Secured Term Loan	8.00%	(L +6.50%)	06/30/16	4,874	4,811	4,202	3.0

Healthcare Facilities
Accelerated Health Systems	Senior Secured Term Loan	7.25%	(L +5.75%)	07/22/17	4,950	4,911	4,896	3.5

High Tech Industries
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	06/06/17	2,438	2,395	2,431	1.7

Household Products
Phoenix Brands LLC	Senior Secured Term Loan A	7.00%	(L +5.50%)	01/31/16	3,781	3,739	3,307	2.3

Industrial Conglomerates
Jameson LLC	Senior Secured Term Loan	9.52%	(L +7.50%)	10/01/15	2,487	2,460	2,240	1.6

Industrial Gases
Engineered Controls	Senior Secured Term Loan	6.50%	(L +4.75%)	08/05/16	4,362	4,316	4,242	3.0

Insurance
Captive Resources Midco LLC	Senior Secured Term Loan	6.75%	(L +5.50%)	10/31/18	4,987	4,915	4,915	3.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments—Continued

December 31, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Interest Rate(1)	Spread Above Index(1)	Maturity	Principal Amount	Cost	Fair Value		Percent of Net Assets
Non-affiliate Investments(5)—Continued

Insurance Brokerage
AssuredPartners Capital, Inc.	Senior Secured Term Loan A	6.50%	(L +5.25%)	05/01/18	4,877	4,877	4,651		3.3
Frenkel Benefits LLC	Senior Secured Term Loan A	6.25%	(L +5.00%)	12/28/15	3,938	3,890	3,831		2.7
Personable Holdings, Inc.	Senior Secured Term Loan	8.00%	(L +6.50%)	05/16/17	3,785	3,745	3,841		2.7

					12,600	12,512	12,323		8.7

North American Commodities Brokerage
Charter Brokerage LLC	Senior Secured Term Loan A	8.00%	(L +6.50%)	10/10/16	4,580	4,520	4,652		3.3

Personal Products
Mold-Rite Plastics, LLC	Senior Secured Term Loan	6.25%	(L +4.50%)	06/30/16	4,527	4,477	4,379		3.1
Pacific World	Senior Secured Term Loan	7.00%	(L +5.50%)	10/31/16	4,950	4,881	4,879		3.4

					9,477	9,358	9,258		6.5

Printing & Publishing
Pamarco Technologies, Inc.	Senior Secured Revolver	N/A	(L +3.75%)	12/31/14	—	(8)	(33	)(2)	—
Pamarco Technologies, Inc.	Senior Secured Term Loan A	6.00%	(L +3.75%)	12/31/14	2,885	2,871	2,821		2.0

					2,885	2,863	2,788		2.0

Property & Casualty Insurance
MYI Acquiror Limited	Senior Secured Term Loan A	6.25%	(L +4.75%)	09/13/16	4,962	4,903	4,777		3.4

Publishing
Media Source	Senior Secured Term Loan B	7.50%	(L +6.00%)	11/07/16	3,496	3,440	3,502		2.5
Media Source	Senior Secured Term Loan A	6.75%	(L +5.25%)	11/07/16	1,322	1,301	1,293		0.9

					4,818	4,741	4,795		3.4

Rehabilitation Products and Services
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	08/18/16	4,938	4,900	4,699		3.3

Telecommunications
ConvergeOne Holdings	Senior Secured Term Loan A	8.50%	(L +7.00%)	06/08/17	2,340	2,320	2,387		1.7
NHR Holdings, LLC	Senior Secured Term Loan A	6.50%	(L +5.25%)	11/30/18	2,483	2,446	2,446		1.7
NHR Holdings, LLC	Senior Secured Term Loan B	6.50%	(L +5.25%)	11/30/18	2,517	2,480	2,480		1.7

					7,340	7,246	7,313		5.1

Sub-total Non-affiliate Investments					234,635	231,781	227,542		160.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments—Continued

December 31, 2012

(dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Principal Amount	Cost		Fair Value		Percent of Net Assets
Affiliate Investments

Finance
Tamarix Capital Partners, L.P.	67.5% Limited Partnership Interest	N/A	5,049		4,657		3.3

Sub-total Affiliate Investments			5,049		4,657		3.3

Money Market
WF Prime INVT MM #1752 (5)	Money Market	N/A	2,450	(3)	2,450	(3)	1.7
WFB Secured Institutional MM (5)	Money Market	N/A	623	(4)	623	(4)	0.5
US Bank Money Market Deposit	Money Market	N/A	3,030	(3)	3,030	(3)	2.1

Sub-total Money Market			6,103		6,103		4.3

Total Investments (United States)		$234,635	$242,933		$238,302		168.1%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime and which is reset daily, quarterly or semi-annually. For each investment, we have provided the spread over LIBOR and current interest rate in effect at December 31, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	The negative fair value is the result of the unfunded commitment being valued below par. (3) Included in cash and cash equivalents on the consolidated balance sheets.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Included in restricted cash and cash equivalents on the consolidated balance sheets. (5) Pledged as collateral under the OFS Capital WM Credit Facility.
(5)	Pledged as collateral under the OFS Capital WM Credit Facility.

See Notes to Unaudited Consolidated Financial Statements.

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

From time to time, the term OFS Capital, the Company, or we may be used herein to refer to OFS Capital Corporation, individually, or OFS Capital Corporation and/or its subsidiaries either collectively or individually, as well as, with respect to all periods prior to the IPO date, OFS Capital, LLC.

On November 7, 2012, the Company priced its initial public offering (“IPO”), selling 6,666,667 shares of its common stock at a public offering price of $15 per share and raising $100 million in gross proceeds. Immediately prior to the IPO, on November 7, 2012, OFS Capital, LLC converted from a limited liability company to a corporation, as a result of which the sole membership interest held in OFS Capital, LLC by Orchard First Source Asset Management, LLC (“OFSAM”) prior to the conversion was exchanged for 2,912,024 shares of common stock in the Company.

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

Note 2. Summary of Significant Accounting Policies

Election to become a Business Development Company: The results of operations for the three and six months ended June 30, 2013 reflect the Company’s results as a BDC under the 1940 Act, whereas the operating results for the three and six months ended June 30, 2012 reflect the Company’s results prior to operating as a BDC under the 1940 Act. Accounting principles used in the preparation of these two periods are different and, therefore, the financial position and results of operations for those periods are not directly comparable. The primary difference in accounting principles relates to the carrying value of debt and equity investments.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Principles of consolidation: The Company’s June 30, 2013 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OFS Capital WM and OFS Funding, LLC. The Company consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. The Company also consolidates a VIE if it is the primary beneficiary in the VIE. Effective March 30, 2012, the Company consolidated the financial statements of OFS Capital WM into its own (see Note 3). Effective July 27, 2012, the Company deconsolidated the financial statements of Tamarix LP from its own (see Note 4).

Cumulative effect of accounting change prior to become a BDC: Equity contributions made by potential investors in Tamarix LP prior to issuance of the SBIC license on May 10, 2012 were contingent upon receipt of the SBIC license, and were fully refundable in the event that Tamarix LP failed to obtain such license. As a result, prior to May 10, 2012, Tamarix LP was not deemed to be an investment company and accordingly, followed the same accounting principles as its primary beneficiary, OFS Capital, to account for its loans receivable at cost, and its equity interests under the cost method of accounting, on the consolidated financial statements of OFS Capital. On May 10, 2012, upon receipt of the SBIC license, Tamarix LP was deemed to be an investment company under Accounting Standards Codification 946, “Financial Services – Investment Companies” (“ASC Topic 946”), and began reporting its investment assets at fair value. Accordingly, effective May 10, 2012, Tamarix LP changed its accounting principle from cost to fair value for measuring its portfolio investments, and recorded a cumulative effect of this accounting change in the amount of $570 to reflect the difference between the fair value and cost basis of its portfolio investments at May 10, 2012.

The cumulative effect of the accounting change at May 10, 2012 reflects the effect of Tamarix LP’s conversion to an investment company as follows:

Cumulative Effect of Conversion to an Investment Company

Effect of recording loans at fair value	$211
Effect of recording equity investments at fair value	140
Elimination of allowance for loan losses	219

$570

Fair value of financial instruments: The Company applies fair value to substantially all of its financial instruments in accordance with Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant that holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Investments and related investment income: Investments are recorded at fair value. The Company’s Board determines the fair value of its portfolio investments. The determination of the fair value of the portfolio investments includes an analysis of the value of any unfunded loan commitments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. The Company accrues interest income until certain events take place, which may place a loan into a non-accrual status. Premiums, discounts and origination fees are amortized or accreted into interest income over the life of the respective debt investment. As of June 30, 2013 and December 31, 2012, unamortized discounts and origination fees on debt investments amounted to $2,462 and $2,854, respectively. For the three and six months ended June 30, 2013, the Company recognized net loan origination fee income of $359 and $725, respectively. For the three and six months ended June 30, 2012, the Company recognized net loan origination fee income of $440 and $481, respectively.

For investments with contractual payment-in-kind interest (“PIK”), which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity (or at some other stipulated date), the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended June 30, 2013, the Company did not recognize any PIK interest. For the three and six months ended June 30, 2012, the Company recognized PIK interest in the amount of $93 and $187, respectively. Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net changes in unrealized appreciation (depreciation) on non-affiliate investments or unrealized depreciation on affiliate investments in the consolidated statement of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of the Company’s management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. There was one non-accrual loan with a fair value of $3,601 at June 30, 2013. There were no non-accrual loans at December 31, 2012.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Allowances for loan losses: Prior to the Company’s election to become a BDC, the allowance for loan losses represented management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. When determining the adequacy of the allowance for loan losses, the following factors were considered: historical internal experience and current industry conditions, economic conditions and trends, credit quality trends and other factors deemed relevant. Additions to the allowance were charged to current period earnings through the provision for loan losses. Periodically, management might have determined that it was appropriate to charge-off a portion of an existing loan. Upon the resolution of a loan that had remaining outstanding amounts that had been reserved for and were determined to be uncollectible, such amounts were charged off directly against the allowance for loan losses. To the extent that an amount was not reserved for, then this amount was charged off through the provision for loan losses on the consolidated statement of operations.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax on estimated excess taxable income as taxable income is earned. At June 30, 2013, no U.S. federal excise tax was accrued. At December 31, 2012, the Company accrued $63 of U.S. federal excise tax, which was paid in March 2013.

The Company accounts for income taxes in conformity with Accounting Standards Codification 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at June 30, 2013 and December 31, 2012. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

Prior to the Company’s election to become a BDC, the Company, as a limited liability company, did not record a provision for federal income taxes or deferred tax benefits because its income was taxable to its members. Therefore, no federal or state income tax provision had been recorded for the three and six months ended June 30, 2012.

Dividends and distributions: Dividends and distributions to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally related to the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

The Company may use newly issued shares under the guidelines of the DRIP, or the Company may purchase shares in the open market in connection with its obligations under the plan.

Deferred offering costs: The Company defers costs related to its public offerings until completion of the offerings. These costs include professional fees, registration costs, printing, and other miscellaneous offering costs. Deferred offering costs are charged against the proceeds from equity offerings when received.

Deferred financing closing costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized over the estimated average life of the borrowings. As of June 30, 2013 and December 31, 2012, unamortized deferred financing costs recorded by the Company amounted to $2,204 and $2,839, respectively. For the three and six months ended June 30, 2013, the Company recorded amortization expense of $166 and $635, respectively, on its deferred financing costs. For the three and six months ended June 30, 2012, the Company recorded amortization expense of $143 on its deferred financing costs.

Equity investments: Historically, the Company had received various equity ownership interests from its borrowers as partial consideration for loan modifications or restructurings or from exercising its rights under various loan documents. The Company applied foreclosure accounting and recorded these equity interests at fair value at the time of the loan restructurings. Prior to the Company’s election to become a BDC, equity interests were reviewed subsequently for potential impairment. There were none of these types of equity interests at June 30, 2013 and December 31, 2012.

In connection with certain lending arrangements, the Company may receive warrants to purchase shares of stock from the borrowers. Because the warrant agreements typically contain net exercise or “cashless” exercise provisions, the warrants qualify as derivative instruments under Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC Topic 815”). Such warrants are considered loan fees and are recorded as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with the Company’s income recognition policy. As such warrants held are deemed to be derivative, they are periodically measured at fair value. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on warrants. For the three and six months ended June 30, 2013, the Company did not recognize any unrealized gain or loss on warrants. For the three and six months ended June 30, 2012, the Company did not recognize any unrealized gain or loss on warrants.

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

In September and November 2011, in connection with its loan originations, Tamarix LP received a 14.9% LLC membership interest in one borrower and a 19.8% preferred stock ownership interest in another borrower which were valued at $500 and $1,955, respectively, at the date of the respective loan origination. The Company applied the cost method of accounting to these equity interests until May 10, 2012, when Tamarix LP became an investment company and adopted fair value accounting on its portfolio investments.

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

Recent accounting pronouncements: In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (ASU 2013-08), which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so we anticipate no impacts from adopting this standard on our financial position or results of operations. We are currently assessing the additional disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

Note 3. OFS Capital WM

Consolidation of OFS Capital WM

OFS Capital WM is a wholly owned subsidiary of OFS Capital formed in August 2010 with the limited purpose of holding, acquiring, managing and financing senior secured loan investments to middle-market companies in the United States. Prior to March 30, 2012, the Company determined that OFS Capital WM was a VIE of OFS Capital under the applicable provisions of ASC Topic 810. OFS Capital, as the owner of 100% of the equity of OFS Capital WM, has the obligation to absorb losses and the right to receive benefits, either of which could be significant to OFS Capital WM. However, prior to March 30, 2012, despite its 100% equity interest in OFS Capital WM, OFS Capital was not the primary beneficiary of OFS Capital WM as OFS Capital lacked the power, through voting interests or similar rights, to direct the activities of OFS Capital WM that most significantly impact its economic performance. The Company had concluded that MCF Capital Management, LLC (the “Loan Manager”) was the primary beneficiary of OFS Capital WM, because (1) under the terms of the loan facility of OFS Capital WM, the Loan Manager had the sole authority to service, administer and exercise rights and remedies in respect of the assets in OFS Capital WM’s portfolio; (2) the Loan Manager had the sole authority to determine whether to cause assets to be sold or acquired by OFS Capital WM, subject to certain limited circumstances where the Company had consent rights, as administrative manager of OFS Capital WM; (3) OFS Capital, as the administrative manager of OFS Capital WM, carried out duties of OFS Capital WM primarily limited to administrative matters, and (4) for its service, the Loan Manager receives a fee. The Company had determined the Loan Manager’s right to receive a loan management fee from OFS Capital WM, the interest of its related party in the class B loans of OFS Capital WM, and the implicit financial responsibility of the Loan Manager to ensure the VIE operated as designed were significant to OFS Capital WM. Since the Loan Manager was the primary beneficiary of OFS Capital WM, prior to March 30, 2012, the Company did not consolidate the financial statements of OFS Capital WM but instead accounted for its ownership interest under the equity method of accounting.

Through March 30, 2012, OFS Capital WM’s loan portfolio was essentially fully funded, which makes future management activities a critical component to ensure satisfactory credit quality and profitability of OFS Capital WM’s loan portfolio. Effective March 30, 2012, OFS Capital entered into an agreement with OFS Capital WM and the Loan Manager to amend the credit facility of OFS Capital WM (WM 2012 Loan Amendment), as a result of which, (1) instead of the Loan Manager having the sole authority to determine actions on any proposed amendment, modification, restructuring, and waiver of loans, the Loan Manager is required to consult with OFS Capital before taking any such actions with a borrower, (2) instead of the Loan Manager having the sole authority to call or waive any default with respect to any loan, the Loan Manager is required to consult with OFS Capital before taking any such actions with a borrower, and (3) instead of the Loan Manager having the sole authority to vote to accelerate the maturity of any loan, the Loan Manager is required to consult with OFS Capital before taking any such actions with a borrower. If OFS Capital indicates in writing that it is dissatisfied with any actions in respect of the foregoing ultimately taken by the Loan Manager, pursuant to the WM 2012 Loan Amendment, the Loan Manager may pursue the course of action that it has recommended; however, the Loan Manager will also be obligated to promptly engage a third party broker/dealer to sell the loan in question, with OFS Capital possessing the sole right to negotiate and approve the terms of any such sale transaction (including price), as well as the sole right to terminate any loan sale discussions and to block any prospective loan sale. In consideration for the rights received as a result of the WM 2012 Loan Amendment, OFS Capital agreed to give up a right of first refusal that it possessed with respect to future transactions substantially similar to the September 28, 2010 loan sale transaction OFS Capital conducted with OFS Capital WM that the Loan Manager and/or its affiliates may seek to conduct with third parties.

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

as (2) the nearly full ramping and funding of OFS Capital WM’s loan portfolio as of March 2012, OFS Capital had (and continues to have) the right to consent to, or withhold consent from, purchase or sale recommendations made by the Loan Manager with respect to a very high percentage of loans in the OFS Capital WM loan portfolio. Therefore, effective March 30, 2012, OFS Capital possessed (and continues to possess) the power to direct the activities of OFS Capital WM that most significantly impact OFS Capital WM’s economic performance. This resulted in OFS Capital’s succeeding to the controlling financial interest in OFS Capital WM, OFS Capital WM’s discontinuation as a VIE, and OFS Capital’s consolidation of OFS Capital WM, effective March 30, 2012.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 3. OFS Capital WM (Continued)

The following pro forma presentation assumes OFS Capital’s consolidation of OFS Capital WM took place on January 1, 2012.

	Six Months Ended June 30, 2012 (unaudited)
		Pro Forma
	Historical	Adjustments		Pro Forma
Investment income
Interest income from non-affiliate investments	$5,071	$4,269	(1)	$9,340
Dividend and fee income	91	—		91

Total investment income	5,162	4,269		9,431

Expenses
Interest expense	1,445	1,730	(1)	3,175
Amortization of deferred financing closing costs	143	143	(1)	286
Management fees	1,440	267	(1)	1,707
Professional fees	403	(2	)(1)	401
General and administrative expenses	378	34	(1)	412

Total expenses	3,809	2,172		5,981

Net investment income	1,353	2,097		3,450

Net realized and unrealized gain (loss) on investments
Net realized loss on non-affiliate investments	(1,165)	—		(1,165)
Net change in unrealized depreciation on non-affiliate investments	(939)	548	(1)	(391)

Net realized and unrealized gain (loss) on investments	(2,104)	548		(1,556)

Other income (loss) prior to becoming a business development company
Income from equity interest in OFS Capital WM	2,645	(2,645	)(1)	—
Net loss attributable to non-controlling interests	29	—		29
Other loss	(3)	—		(3)

Total other income (loss) prior to becoming a business development company	2,671	(2,645)		26

Net increase in net assets before cumulative effect of accounting change	1,920	—		1,920
Cumulative effect of accounting change	570	—		570

Net increase in net assets resulting from operations	$2,490	$—		$2,490

(1)	To eliminate OFS Capital’s income from equity investment in OFS Capital WM and consolidate OFS Capital WM’s statement of operations into OFS Capital’s for the six months ended June 30, 2012.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 4. Tamarix LP

Tamarix LP is a Delaware limited partnership formed in January 2010, which commenced operations in September 2011. Tamarix LP applied for an SBIC license from the Small Business Administration (“SBA”) in order to become an SBIC regulated fund under the Small Business Investment Company Act of 1958 (the “SBIC Act”). In September and November 2011, OFS Capital entered into loan agreements with Tamarix LP, pursuant to which OFS Capital lent an aggregate of $16,750 to Tamarix LP. Tamarix LP utilized these funds to originate loans with an aggregate face value of $14,750 and acquire equity interests in its borrowers for $2,455. OFS Capital’s loans to Tamarix LP were fully secured by pledges of Tamarix LP’s loans and equity interests in its borrowers.

On May 10, 2012, Tamarix LP received the SBIC license. From September 29, 2011 through May 10, 2012, Tamarix LP was deemed to be a VIE of OFS Capital under ASC Topic 810 as the equity interests in Tamarix LP had not been called and, accordingly, it would not be possible for Tamarix LP to finance its activities without additional subordinated financial support. OFS Capital’s debt interest was considered the sole variable interest in Tamarix LP, and OFS Capital was deemed to be the primary beneficiary in Tamarix LP for the period from September 29, 2011 to May 10, 2012. The investment and exit decisions, day-to-day investment activities and underlying assets of Tamarix LP are managed by its general partner, Tamarix Capital G.P. LLC (“Tamarix GP”), which is controlled by three individuals (“Tamarix Individuals”) who were employed by an affiliate of OFS Capital, and each of whom, together with Glenn Pittson, OFS Capital’s Chief Executive Officer, were approved by the SBA to manage Tamarix LP. For accounting purposes, however, as secured lender to Tamarix LP, as well as employer (through affiliated entity) of the three individuals, OFS Capital ultimately was deemed under the applicable accounting literature to have the power to direct the activities of Tamarix LP that most significantly impacted Tamarix LP’s economic performance. Further, OFS Capital had the obligation as a secured lender to absorb losses of Tamarix LP that could potentially be significant to Tamarix LP.

Since, upon its licensure as an SBIC fund on May 10, 2012, (1) Tamarix LP had (and continues to have) sufficient equity at risk to finance its future activities without additional subordinated financial support, and (2) there continued to be a controlling financial interest holder in Tamarix LP, effective May 10, 2012, Tamarix LP was no longer a VIE but was instead a limited partnership guided under ASC Topic 810. Subsequent to May 10, 2012, OFS Capital was deemed under the applicable accounting literature to continue to hold the controlling financial interest in Tamarix LP since OFS Capital continued to have the power to direct the activities of Tamarix LP that most significantly impact Tamarix LP’s economic performance, and the obligation to absorb losses that could potentially be significant to Tamarix LP. In addition, as the then 68.4% limited partner in Tamarix LP, OFS Capital also possessed the right to receive benefits from Tamarix LP that could potentially be significant to Tamarix LP. Therefore, subsequent to May 10, 2012, OFS Capital continued to consolidate the financial statements of Tamarix LP into its own.

In June 2012, Tamarix LP received a $30,110 SBA leverage commitment, which is issuable by the SBA in the form of debenture securities and which terminates in September 2016. The SBA may limit the amount that may be drawn each year under this commitment, and each issuance of leverage is conditioned on Tamarix LP’s full compliance, as determined by the SBA, with the terms and conditions set forth under the SBIC Act. On July 27, 2012, Tamarix LP made a $14,000 leverage draw. During the six months ended June 30, 2013, Tamarix LP has made a total of $5,000 in additional leverage draws.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 4. Tamarix LP (Continued)

Due to the resignation of Tamarix Individuals, effective July 27, 2012, OFS Capital was no longer deemed to have the power to direct the activities of Tamarix LP that most significantly impact Tamarix LP’s economic performance. Effective July 27, 2012, Tamarix GP, as the general partner of Tamarix LP controlled by Tamarix Individuals, obtained the power from OFS Capital to direct the activities of Tamarix LP that most significantly impacted Tamarix LP’s economic performance. In addition, because of Tamarix LP’s payoff of its loans due to OFS Capital, OFS Capital no longer had the obligation to absorb losses from Tamarix LP that could be potentially significant to Tamarix LP as it had prior to July 27, 2012 as a secured lender to Tamarix LP. As a result, effective July 27, 2012, OFS Capital was no longer deemed to hold the controlling interest in Tamarix LP.

Since OFS Capital no longer held the controlling interest in Tamarix LP, effective July 27, 2012, OFS Capital deconsolidated Tamarix LP’s financial statements from its own and adopted the equity method of accounting to record its equity investment in Tamarix LP. Accordingly, the Company’s June 30, 2013 and December 31, 2012 consolidated balance sheets no longer included the accounts of Tamarix LP. Commencing November 8, 2012, as a result of the Company’s election to become a BDC, it accounts for its equity investment in Tamarix LP at fair value.

Note 5. Related Party Transactions

Investment Advisory and Management Agreement: On November 7, 2012, OFS Capital entered into an Investment Advisory and Management Agreement (“Advisory Agreement”) with OFS Capital Management, LLC, the Company’s Investment Advisor, under which the Investment Advisor manages the day-to-day operations of, and provides investment advisory services to, OFS Capital. Under the terms of the Advisory Agreement and subject to the overall supervision of our Board, the Investment Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments and monitoring investments and portfolio companies on an ongoing basis. The Investment Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.

The Investment Advisor’s services under the Advisory Agreement are not exclusive to the Company and the Investment Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. The Investment Advisor receives fees for providing services, consisting of two components—a base management fee and an incentive fee. From the completion of the Company’s IPO through October 31, 2013, the base management fee is calculated at an annual rate of 0.875% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. After October 31, 2013, the base management fee will be calculated at an annual rate of 1.75% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee expense was $507 and $1,019 for the three and six months ended June 30, 2013, respectively.

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

yet received in cash. Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to the pre-incentive fee net income is 20.00% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.00% (which is 8.00% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Investment Advisor receives no incentive fee until the net investment income equals the hurdle rate of 2.00%, but then receives, as a “catch-up,” 100.00% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Investment Advisor will receive 20.00% of the pre-incentive fee net investment income.

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

The Company did not incur any incentive fee expense for the three and six months ended June 30, 2013.

Prior to the Company’s election to become a BDC, the Investment Advisor served as its advisor effective September 28, 2010, under an Investment Advisory Agreement pursuant to which OFS Capital paid an annual base management fee to the Investment Advisor to compensate for its investment advisory services. The base management fee was calculated initially at 2% per annum of the Company’s average total assets (excluding cash) at the end of the two most recently completed calendar quarters and was amended on March 30, 2012, pursuant to which OFS Capital paid a base management fee of 2% per annum on its average total assets excluding cash and the assets held by OFS Capital WM. For the assets held by OFS Capital WM at the subsidiary level, OFS Capital paid a base management fee of 0.5% per annum on the average total assets (excluding cash) of OFS Capital WM. For the three and six months ended June 30, 2012, the Company incurred management fee expense to its investment advisor of $353 and $710, respectively.

Administration Agreement: On November 7, 2012, OFS Capital entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Capital Services” or the “Administrator”), a wholly-owned subsidiary of OFSAM. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 5. Related Party Transactions (Continued)

expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. For the three and six months ended June 30, 2013, the Company incurred an administration fee expense of $177 and $457, respectively.

Other Related Party Transactions:

Distributions from OFS Capital WM

In January 2012, OFS Capital received a cash distribution from OFS Capital WM in the amount of $1,225.

Distribution due from Tamarix LP

At June 30, 2013, the Company had a $91 tax distribution receivable due from Tamarix LP included in prepaid expenses and other assets on the consolidated balance sheet.

Investment in and Due from Tamarix GP

OFS Capital holds a 23.35% membership interest in Tamarix GP, which has a 1% limited partnership interest in Tamarix LP. The membership interest in Tamarix GP was carried at $11 and zero ($0) as of June 30, 2013 and December 31, 2012, respectively. Through December 31, 2012, OFS Capital had funded $20 for its investment in Tamarix GP. During the six months ended June 30, 2013, OFS Capital funded an additional $11 in Tamarix GP. In April 2012, OFS Capital received a tax distribution from Tamarix GP in the amount of $52.

During 2012, OFS Capital made advances totaling $69 to Tamarix GP for certain operating expenses paid by OFS Capital for the benefit of Tamarix GP, which amount was outstanding at June 30, 2013.

Investment in Tamarix Associates, LLC

OFS Capital holds a 23.33% fee interest in Tamarix Associates, LLC (“Tamarix Manager”), the investment manager for Tamarix LP, which is controlled by the three Tamarix Individuals, who, together with Glenn Pittson, OFS Capital’s Chief Executive Officer, own the remaining fee interests. As of June 30, 2013 and December 31, 2012, OFS Capital was not obligated to make any capital contribution to Tamarix Manager, and its equity investment in Tamarix Manager was carried at zero ($0) at June 30, 2013.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 6. Investments

At June 30, 2013, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt	$224,637	$222,175	$219,991
Equity investment in Tamarix LP	N/A	7,577	8,345

Total	$224,637	$229,752	$228,336

At June 30, 2013, the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Accounts Receivable Management Services	$4,810	2.1%	$4,728	2.1%
Aerospace & Defense	4,270	1.9	4,272	1.9
Asset Management & Custody Banks	4,461	1.9	4,469	2.0
Asset Management Services	9,447	4.1	9,386	4.1
Automobile	3,074	1.3	3,075	1.3
Automotive Aftermarket Manufacturing	4,330	1.9	3,916	1.7
Beverage, Food and Tobacco	3,928	1.7	3,909	1.7
Broadcasting and Entertainment	4,386	1.9	4,495	2.0
Business Equipment & Services	7,515	3.3	7,466	3.3
Chemicals, Plastics & Rubber	20,024	8.7	20,115	8.8
Commercial Fastener Manufacturing	4,814	2.1	4,791	2.1
Distributors	12,110	5.3	12,105	5.3
Diversified Commercial & Professional Services	4,317	1.9	4,362	1.9
Electrical Components & Equipment	5,782	2.5	5,690	2.5
Energy: Oil & Gas	3,114	1.4	3,177	1.4
Environmental Consulting & Services	4,013	1.7	4,013	1.7
Environmental Equipment Manufacturer	4,060	1.8	3,984	1.7
Environmental Industries	2,712	1.2	2,719	1.2
Finance	7,577	3.3	8,345	3.7
Financial Intermediaries	3,348	1.5	3,409	1.5
Health Care Equipment	13,323	5.8	13,049	5.7
Health Care Services	17,494	7.6	17,704	7.8
Heathcare Supplies	3,329	1.4	3,012	1.3
Healthcare	8,290	3.6	7,089	3.1
Healthcare Facilities	4,878	2.1	4,706	2.1
High Tech Industries	2,369	1.0	2,413	1.1
Household Products	3,260	1.4	3,289	1.4
Industrial Conglomerates	2,232	1.0	2,143	0.9
Industrial Gases	4,318	1.9	4,318	1.9
Insurance	4,896	2.1	4,893	2.1
Insurance Brokerage	8,293	3.6	8,326	3.6
Media: Advertising, Printing & Publishing	3,858	1.7	3,921	1.7
North American Commodities Brokerage	4,333	1.9	4,395	1.9
Personal Products	9,172	4.0	9,146	4.0
Printing & Publishing	2,239	1.0	2,225	1.0
Property & Casualty Insurance	4,886	2.1	4,843	2.1
Publishing	4,711	2.1	4,779	2.1
Rehabilitation Products and Services	4,859	2.1	4,739	2.1
Telecommunications	4,920	2.1	4,920	2.2

	$229,752	100.0%	$228,336	100.0%

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three and six months ended June 30, 2013 and 2012. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

Investments for which prices are not observable are generally private investments in the equity and debt securities of operating companies. The primary analytical method used to estimate the fair value of Level 3 investments is the discounted cash flow method (although in certain instances a liquidation analysis, option theoretical, or other methodology may be most appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including assumed growth rate (in cash flows) and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. Application of these valuation methodologies involves a significant degree of judgment by management.

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

•

Third party valuation firm(s) will be engaged to provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. The investment committee’s preliminary fair value conclusions on each of the Company’s assets for which sufficient market quotations are not readily available will be reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the Company’s Board or required by the Company’s valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of the Company’s Board.

•

The Company’s Board will discuss valuations and determine the fair value of each investment in the portfolio in good faith based on the input of OFS Capital Management, LLC and, where appropriate, the respective independent valuation firms.

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

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 7. Fair Value of Financial Instruments (Continued)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	June 30, 2013
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total
Assets:
Debt investments	$—	$—	$219,991	$219,991
Equity investments	—	—	8,345	8,345
Money market funds*	10,172	—	—	10,172

Total	$10,172	$—	$228,336	$238,508

*	included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated balance sheet.

The Company had one category of debt investments at June 30 2013, consisting of senior loans to 56 portfolio companies. The debt investments were measured at fair value via application of the discounted cash flow method, based on discount rates (derived primarily from unobservable credit quality and unobservable market interest rate inputs) ranging from 6.88% to 16.20%, with a weighted average rate of 7.82% and unobservable EBITDA multiple inputs ranging from 4.00 to 9.50, with a weighted average multiple of 6.72. Changes in credit quality (which would impact the discount rate), as well as changes in EBITDA multiples, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to changes in the discount rate.

The Company determined the fair value of its equity investment in Tamarix LP at June 30, 2013 by determining the total of: (1) the fair value of the debt and equity securities held by Tamarix LP as of June 30, 2013 in the aggregate amount of $31,073; plus (2) the carrying value of Tamarix LP’s cash, receivables, and other assets in the total amount of $1,634; less (3) the carrying value of Tamarix LP’s liabilities in the total amount of $19,328; times (4) the Company’s percentage share of Tamarix LP’s paid in capital as of June 30, 2013.

At June 30, 2013, Tamarix LP’s debt investments in five portfolio companies were measured at fair value via application of the discounted cash flow method, based on discount rates (derived primarily from unobservable credit quality and unobservable market interest rate inputs) ranging from 13.07% to 15.24%, with a weighted average rate of 14.78%, and unobservable EBITDA multiple inputs ranging from 3.72 to 7.14, with a weighted average of 5.01. Changes in credit quality (which would impact the discount rate), as well as changes in EBITDA multiples, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to changes in the discount rate.

At June 30, 2013, Tamarix LP’s equity investments in five portfolio companies were measured at fair value via: 1) application of the discounted cash flow method, based on discount rates ranging from 20% to 40% and unobservable EBITDA multiple inputs ranging from 3.72 to 7.14, as well as 2) application of the market approach, utilizing unobservable EBITDA multiple inputs of 3.75 to 8.92. Changes in EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with changes in EBITDA multiples, and in inverse relation to changes in the discount rate.

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

The Company determined the fair value of its equity investment in Tamarix LP at December 31, 2012 by determining the total of: (1) the fair value of the debt and equity securities held by Tamarix LP as of December 31, 2012 in the aggregate amount of $20,903; plus (2) the carrying value of Tamarix LP’s cash and receivables in the total amount of $944; less (3) the carrying value of Tamarix LP’s liabilities in the total amount of $14,383; times (4) the Company’s percentage share of Tamarix LP’s paid in capital as of December 31, 2012.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 7. Fair Value of Financial Instruments (Continued)

The following table presents changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2013, and 2012.

	For the Six Months Ended June 30,
	2013			2012
	Debt	Equity	Total	Debt	Equity	Total
Level 3 assets, beginning of period	$227,542	$4,657	$232,199	$—	$—	$—

Net change in unrealized depreciation on portfolio investments	2,055	1,160	3,215	(713)	(226)	(939)
Net realized loss on investment—related party	—	—	—	(1,165)	—	(1,165)
Consolidation of investments held by OFS Capital WM	—	—	—	197,765	—	197,765
Purchase of portfolio investments	21,129	—	21,129	8,019	—	8,019
Additional equity investment in Tamarix LP	—	2,619	2,619	—	—	—
Accrued PIK	—	—	—	93	—	93
Portfolio investments of Tamarix LP converted from cost						—
to fair value accounting	—	—	—	14,383	2,595	16,978
Proceeds from principal payments on portfolio investments (included $83 in transit at June 30, 2013)	(26,694)	—	(26,694)	(13,906)	—	(13,906)
Sale of portfolio investments to related party	—	—	—	(2,930)	—	(2,930)
Sale of portfolio investments to others	(4,708)	—	(4,708)	—	—	—
Portfolio investment received in connection with debt acquisition and restructuring by Tamarix LP	—	—	—	—	267	267
Distribution receivable from Tamarix LP	—	(91)	(91)	—	—	—
Amortization of discounts and premium	667	—	667	417	—	417

Level 3 assets, end of period	$219,991	$8,345	$228,336	$201,963	$2,636	$204,599

The net change in unrealized appreciation (depreciation) for the six months ended June 30, 2013 and 2012 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s level 3 assets held at June 30, 2013 and 2012 was $1,926 and $198, respectively.

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

As of June 30, 2013 and December 31, 2012, the carrying value of the Company’s financial instruments approximated their estimated fair value.

Note 8. Commitments and Contingencies

At June 30, 2013 and December 31, 2012, the Company had a $1,500 unused line of credit granted to a borrower.

On March 27, 2012, we entered into a new subscription agreement (“Subscription Agreement”) with respect to an investment in Tamarix LP, which superseded prior agreements and was contingent upon issuance of the license from the SBA. Under the terms of the Subscription Agreement, our investment in Tamarix LP will not exceed $25,000. On April 2, 2012, OFS Capital funded $1,584 to Tamarix LP. In March and April 2012, Tamarix LP also received an aggregate of $207 and $709, respectively, from other investors. These funds, totaling $2,500, were called by Tamarix LP as requested by the SBA and would be used as initial capital of Tamarix LP once Tamarix LP received the SBIC license. On May 10, 2012, as a result of Tamarix LP’s receipt of the SBIC license, our equity investment in Tamarix LP was no longer contingent, and our advance to Tamarix LP in the amount of $1,584 was reclassified as an equity investment in Tamarix LP. In July 2012, we made an additional equity investment of $3,242 in Tamarix LP.

In March 2013, we made an additional equity investment of $2,619 in Tamarix LP. As of June 30, 2013, our committed but uncalled capital investment in Tamarix LP was approximately $17,500.

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

Note 9. Revolving Line of Credit

On September 28, 2010, OFS Capital WM entered into a $180,000 secured revolving credit facility (as amended from time to time, the “OFS Capital WM Credit Facility”) with Wells Fargo and Madison Capital Funding, LLC (“Madison Capital”, an affiliated entity of the Loan Manager), with the Class A lenders (initially Wells Fargo) providing up to $135,000 in Class A loans (“Class A Facility”) and the Class B lenders (initially Madison Capital) providing up to $45,000 in Class B loans to OFS Capital WM (“Class B Facility”). The OFS Capital WM Credit Facility is secured by the eligible loans transferred to OFS Capital WM by OFS Capital on September 28, 2010 and any eligible loan assets subsequently acquired by OFS Capital WM. The loan facilities with Wells Fargo and Madison Capital had five- and six-year terms, respectively, and both facilities provided a one-year option for extension upon the approval of the Class A and Class B lenders. The loan facilities had a reinvestment period of two years after the closing date of the OFS Capital WM Credit Facility, which could be extended by one year with the consent of each lender. Outstanding borrowings on the loan facilities were limited to the lesser of (1) $180,000 and (2) the borrowing base as defined by the OFS Capital WM Credit Facility loan documents. OFS Capital WM is obligated to pay interest on outstanding Class A loans and Class B loans (until the termination of the Class B Facility in January 2013) on each quarterly payment date. Prior to September 28, 2012, outstanding Class A loans accrued interest equal to LIBOR plus 3.00% per annum, and outstanding Class B loans accrued interest equal to LIBOR plus 4.00% per annum. OFS Capital WM has the right to repay loans outstanding under the facility in part from time to time, subject to applicable prepayment fee. The unused commitment fee on the Class A Facility is (1) 0.5% per annum of the first $25,000 of the unused facility and (2) 2% per annum of the balance in excess of $25,000. The unused commitment fee on the Class B Facility was 0.5% per annum. In connection with the closing of the OFS Capital WM Credit Facility, OFS Capital WM incurred financing costs of $3,501, which were deferred and amortized over the terms of OFS Capital WM Credit Facility.

Under the OFS Capital WM Credit Facility, the Loan Manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, which value is determined by the Controlling Lender (as defined in the OFS Capital WM loan documents), plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three and six months ended June 30, 2012 the Company incurred management fee expense of $287 and $582, respectively, to the Loan Manager.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Three Months Ended June 30, 2013(1)		Six Months Ended June 30, 2013(1)
Per share data:
Net asset value at beginning of period	$14.76		$14.80
Dividends and distributions	(0.34)		(0.68)
Net investment income	0.15		0.30
Net realized gain on investments	—		—
Net change in unrealized appreciation on investments	0.19		0.34

Net asset value at end of period	$14.76		$14.76

Per share market value, end of period	$11.90		$11.90
Total return based on market value	(12.6	%)(2)	(8.1	%)(2)
Shares outstanding at end of period	9,624,990		9,624,990
Ratios to average assets:
Expense without incentive fees	7.8	%(3)	8.1	%(3)
Incentive fees	—	(3)	—	(3)

Total expenses	7.8	%(3)	8.1	%(3)

Net investment income without incentive fees	4.1	%(3)	4.1	%(3)
Average net asset value	$141,974	(4)	$141,916	(5)

(1)	For historical periods that include financial results prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share, dividend declared per common shares and weighted average shares outstanding information for periods that include financial results prior to November 7, 2012 are not provided.
(2)	Calculation is ending market value less beginning market value, adjusting for dividends.
(3)	Annualized.
(4)	Based on the average of net asset values at March 31, 2013 and June 30, 2013.
(5)	Based on the average of net asset values at December 31, 2012, March 31, 2013 and June 30, 2013.

Note 11. Dividends and Distributions

The Company records dividends and distributions on the declaration date. Prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and therefore had no dividends or distributions for the six months ended June 30, 2012.

The Company determines if a portion of its distributions may be deemed a tax return of capital to its shareholders at the end of each fiscal year. However, if the character of such distribution were determined as of March 31, 2013 and June 30, 2013, the Company estimates that approximately $0.18 and $0.37 per share, respectively, would have been characterized as a tax return of capital to its shareholders.

The following table summarizes dividend declarations during the six months ended June 30, 2013.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
March 26, 2013	April 17, 2013	April 30, 2013	$0.34	$3,269
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272

Total declared for the six months ended June 30, 2013			$0.68	$6,541

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 11. Dividends and Distributions (Continued)

The Company has adopted a DRIP that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. The following table summarizes dividend reinvestment plan activity for the six months ended June 30, 2013.

For the six months ended June 30, 2013
Shares issued	46,299
Average price per share	$14.27

Note 12. Earnings per Share

The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the three and six months ended June 30, 2013. Prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and therefore had no dividends or distributions for the six months ended June 30, 2012.

	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Net increase in net assets resulting from operations	$3,257	$6,128
Basic and diluted weighted average shares outstanding	9,621,354	9,611,707
Net increase in net assets resulting from operations per common share—basic and diluted	$0.34	$0.64

Note 13. Subsequent Events

On July 31, 2013, the Company paid a dividend of $0.34 per share for the 2013 second quarter to shareholders of record at July 17, 2013. In connection with the dividend, the Company made cash payments of $3,248 and issued 1,997 shares of common stock.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a business development company, or BDC, or a small business investment company, or SBIC, or qualifying as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the administration of OFS Capital WM, LLC’s, or OFS Capital WM’s, portfolio by an unaffiliated loan manager;

•	management of the day-to-day operations of Tamarix Capital Partners, LP, or Tamarix LP, and its portfolio investments by its manager, which we do not control;

•	our ability to replicate historical results;

•	the ability of OFS Capital Management, LLC, or OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of Orchard First Source Asset Management, LLC, or OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	our ability to obtain necessary approvals, including from the U.S. Small Business Administration, or SBA, in connection with our proposed acquisition of the ownership interests in Tamarix LP and Tamarix Capital G.P. LLC, or Tamarix GP, the limited liability company that functions as the general partner of Tamarix LP, that we do not already own;

•	our receipt of exemptive relief from the Securities Exchange Commission, or SEC, to permit us to exclude the debt of Tamarix LP from our asset coverage test;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	Tamarix LP’s ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the ability of Tamarix LP, OFS Capital WM and any other portfolio companies to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

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

In connection with our initial public offering, or IPO, on November 7, 2012, we converted from a limited liability company to a corporation, as a result of which the sole membership interest held by OFSAM prior to the conversion was exchanged for 2,912,024 shares of our common stock. In connection with our IPO, we elected to be treated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. On November 14, 2012, we completed our IPO, selling 6,666,667 shares of our common stock at a public offering price of $15 per share and raising $100 million in gross proceeds. We incurred approximately $6.2 million of sales load and $5.8 million of offering related costs in connection with our IPO. We utilized approximately $90 million of our IPO proceeds to pay down the senior secured revolving credit facility that OFS Capital WM, our wholly owned subsidiary, entered into with Wells Fargo Bank, N.A., or Wells Fargo, and Madison Capital Funding LLC, a subsidiary of New York Life Investments, or Madison Capital, to finance its business, which we refer to as the OFS Capital WM Facility. The OFS Capital WM Facility indebtedness repaid included approximately $48.0 million of Class A loans and approximately $42.0 million of Class B loans.

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

As of June 30, 2013, our net asset value was approximately $142.0 million, or approximately $14.76 per share, and our portfolio included debt investments in 56 portfolio companies as well as our equity investment in Tamarix LP. As of June 30, 2013, our investment portfolio consisted of outstanding loans of approximately $224.6 million in aggregate principal amount, all of which were senior secured loans, as well as equity investments of approximately $8.3 million at fair value.

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

Pre-IPO Tamarix Transactions. Prior to May 10, 2012, we were deemed to be the primary beneficiary of Tamarix LP and, therefore, in accordance with Accounting Standards Codification Topic 810, or ASC Topic 810, the financial statements of Tamarix LP were consolidated with ours. On May 10, 2012, as a result of Tamarix LP’s receipt of an SBIC license, we became a 68.4% limited partner in Tamarix LP and were deemed, under the applicable accounting literature, to continue to hold a controlling financial interest in Tamarix LP, as described more fully in our financial statements. Accordingly, we continued to consolidate the financial statements of Tamarix LP with ours at June 30, 2012. On July 27, 2012, however, Tamarix LP repaid its loans together with accrued interest due to us an aggregate amount of approximately $16.6 million, and the three investment professionals of Tamarix GP resigned from our affiliated entity. As a result, effective as of July 27, 2012, we deconsolidated Tamarix LP’s financial statements from our own, and accounted for our investment in Tamarix LP under the equity method of accounting (“Tamarix Deconsolidation”). Commencing November 8, 2012, upon our BDC Conversion, we account for our investment in Tamarix LP at fair value.

Acquisition of Tamarix LP & Tamarix GP Interests. It is our intention to seek to acquire all of the limited partnership interests in Tamarix LP and all of the ownership interests in Tamarix GP that are currently owned or subscribed for by other persons, which would result in Tamarix LP becoming our wholly-owned subsidiary and, as such, a “drop-down” SBIC. As of the date of this filing, we own approximately 67.5% of the limited partnership interests of Tamarix LP and have reached an agreement to acquire all of the remaining limited partnership interests. Third-party commitments total approximately $11 million, with less than half of those commitments currently funded. We also intend to acquire all of the membership interests in Tamarix GP as well as retain the services of the entire Tamarix investment team. Acquiring the limited partnership interests in Tamarix LP and the membership interests in Tamarix GP will require further approval from the SBA, and a request for such approval is pending. We cannot assure shareholders that the SBA will grant the necessary further approval. In the event that the SBA does not approve the acquisition, we would still benefit from our significant economic interest in Tamarix LP—currently we have subscribed for $24.9 million out of a total of $36.9 million committed and partially funded commitments in Tamarix LP (giving us 67.5% of the limited partnership interests) and have a non-controlling interest in Tamarix GP—as well as our relationship with the investment professionals on the investment committee of Tamarix GP. If we are successful in acquiring all of the limited partnership interests in Tamarix LP and all of the ownership interests in Tamarix GP that are currently owned or subscribed for by other persons, we would once again consolidate Tamarix LP’s financial statements into our financial statements.

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

As a result of the amendments to the OFS Capital WM Facility completed in March 2012, OFS Capital succeeded Madison Capital to the controlling financial interest in OFS Capital WM. In light of this and other factors, we have consolidated the financial statements of OFS Capital WM into our financial statements as of March 30, 2012. The amendments to the OFS Capital WM Facility completed in March 2012 were entered into in light of OFS Capital WM having made investments that utilized the substantial majority of its borrowing capacity under the OFS Capital WM Facility. Accordingly, it was determined that the management of an existing portfolio of investment assets, as opposed to buying and originating activities, would constitute the activities that most significantly impact OFS Capital WM’s economic performance.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 820 Fair Value Measurements and Disclosures, or ASC Topic 820. At June 30, 2013, approximately 94% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the board of directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Our debt securities are primarily invested in middle market companies whose securities are not publicly traded. Our investments in these portfolio companies are generally considered Level 3 assets under ASC Topic 820 because the inputs used to value the investments are generally unobservable. As such, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

With respect to investments for which sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, our board of directors will undertake, on a quarterly basis, unless otherwise noted, a multi-step valuation process, as described below:

•

For each debt investment, a basic credit rating review process will be completed. The risk rating on every credit facility will be reviewed and either reaffirmed or revised by the investment committee of OFS Advisor. This process will establish base information for the quarterly valuation process.

•	Each portfolio company or investment will be valued by an investment professional.

•	Preliminary valuation conclusions will then be documented and discussed with individual members of the investment committee.

•	The preliminary valuations will then be submitted to the investment committee for ratification.

•

Third-party valuation firm(s) will be engaged to provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. The investment committee’s preliminary fair value conclusions on each of our assets for which sufficient market quotations are not readily available will be reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by our board of directors or required by our valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of our board of directors.

•

Our board of directors will discuss valuations and determine the fair value of each investment in the portfolio in good faith based on the input of OFS Advisor and, where appropriate, the respective independent valuation firm(s).

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

Non-accrual. We place loans on non-accrual status when principal and interest payments are past due 90 days or more or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, is likely to remain current. There was one non-accrual loan with a fair value of approximately $3.6 million at June 30, 2013. There were no non-accrual loans at December 31, 2012.

Portfolio Composition and Investment Activity

The total fair value of our investments was approximately $228.3 million at June 30, 2013 and approximately $232.2 million at December 31, 2012. As of June 30, 2013, the investment portfolio held by Tamarix LP consisted of outstanding loans of approximately $26.5 million in aggregate principal amount and equity investments of approximately $4.6 million at fair value. For the six months ended June 30, 2013, OFS Capital WM closed debt investments with five companies with an aggregate principal balance of approximately $21.4 million, and Tamarix LP closed five investments with three portfolio companies. Tamarix LP’s five new investments consist of two debt investments with a total face value of $8.6 million and three equity investments purchased for $0.4 million in total. For the year ended December 31, 2012, OFS Capital WM closed debt investments with 24 companies with an aggregate face value of approximately $91.0 million, and Tamarix LP closed an investment with one portfolio company with a face value of approximately $3.3 million.

We categorize debt investments into the following risk categories based on relevant information about the ability of borrowers to service their debt:

1 (Low Risk) – A risk rated 1, or Low Risk, credit is a credit that has most satisfactory asset quality and liquidity, as well as good leverage capacity. It maintains predictable and strong cash flows from operations. The trends and outlook for the credit’s operations, balance sheet, and industry are neutral to favorable. Collateral, if appropriate, has maintained value and would be capable of being liquidated on a timely basis. Overall a 1 rated credit would be considered to be of investment grade quality.

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

4 (Special Mention) – A risk rated 4, or Special Mention, credit is a credit with no apparent loss of principal or interest envisioned. Nonetheless, it possesses credit deficiencies or potential weaknesses which deserve management’s close and continued attention. The credit’s operations and/or balance sheet have demonstrated an adverse trend or deterioration which, while serious, has not reached the point where the liquidation of debt is jeopardized. These weaknesses are generally considered correctable by the borrower in the normal course of business but may, if not checked or corrected, weaken the asset or inadequately protect our credit position.

5 (Substandard) – A risk rated 5, or Substandard, credit is a credit inadequately protected by the current enterprise value or paying capacity of the obligor or of the collateral, if any. These credits have well-defined weaknesses based upon objective evidence, such as recurring or significant decreases in revenues and cash flows. These assets are characterized by the possibility that we may sustain loss if the deficiencies are not corrected. The possibility that liquidation would not be timely (e.g. bankruptcy or foreclosure) requires a Substandard classification even if there is little likelihood of loss.

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

7 (Loss) – A risk rated 7, or Loss, credit is a credit considered almost fully uncollectible and of such little value that its continuance as an asset is not warranted. It is generally a credit that is no longer supported by an operating company, a credit where the majority of our assets have been liquidated or sold and a few assets remain to be sold over many months or even years, or a credit where the remaining collections are expected to be minimal.

The following table shows the classification of our debt investments portfolio by credit rating as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Loans at Fair Value	Percentage of Loan Portfolio	Loans at Fair Value	Percentage of Loan Portfolio
Credit Rating	(Dollor amounts in thousands)
1	$—	0.0%	$—	0.0%
2	—	0.0%	—	0.0%
3	204,675	93.1%	211,114	92.8%
4	11,715	5.3%	16,428	7.2%
5	3,601	1.6%	—	0.0%
6	—	0.0%	—	0.0%
7	—	0.0%	—	0.0%

	$219,991	100.0%	$227,542	100.0%

The following table shows the cost and fair value of our portfolio of investments by asset class as of June 30, 2013 and December 31, 2012, respectively.

	As of June 30,		As of December 31,
	2013		2012
	Cost	Fair Value	Cost	Fair Value
	(Amounts in thousands)
Senior secured
Performing	$217,359	$216,390	$231,781	$227,542
Non-accrual	4,816	3,601	—	—
Unitranche
Performing	—	—	—	—
Non-accrual	—	—	—	—
Second-Lien
Performing	—	—	—	—
Non-accrual	—	—	—	—
Mezzanine
Performing	—	—	—	—
Non-accrual	—	—	—	—
Unsecured
Performing	—	—	—	—
Non-accrual	—	—	—	—
Equity Investments	7,577	8,345	5,049	4,657

Total	$229,752	$228,336	$236,830	$232,199

As of June 30, 2013 and December 31, 2012, the weighted average yield to fair value of our debt investments was approximately 7.23% and 7.64%, respectively. Throughout this document, the weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized amortization of deferred loan origination fees and accretion of original issue discount, or OID, divided by (b) total debt investments at fair value (with any unamortized premium or discount accounted for at the time of loan repayment). The weighted average yield on debt investments at fair value is computed as of the balance sheet date and excludes assets on non-accrual status as of such date.

As of June 30, 2013, floating rate loans comprised our entire debt investment portfolio. However, in accordance with our investment strategy, we expect that over time the proportion of fixed rate debt investments in our portfolio will increase.

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

Revenues. We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, from our investment securities in portfolio companies. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of June 30, 2013, floating rate loans comprised 100% of our current debt investment portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we anticipate receiving repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. On occasion, our portfolio activity may also reflect the proceeds of sales of securities. In some cases, our investments will provide for deferred interest payments or PIK interest (meaning interest paid in the form of additional principal amount of the loan instead of in cash). In addition, we may generate revenue in the form of commitment fees, origination and sourcing fees, structuring or due diligence fees, fees for providing managerial assistance, and consulting fees. Loan origination and sourcing fees, OID, and market discount or premium will be capitalized, and we will accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses. Our primary operating expenses include interest expense due under the OFS Capital WM Facility, the payment of fees to OFS Advisor under the Investment Advisory Agreement, and our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

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

We do not believe that our historical operating performance is necessarily indicative of the results of operations we expect to report in future periods. Prior to the completion of our initial public offering, we completed several significant corporate transactions, including the Tamarix Deconsolidation and the March 2012 OFS Capital WM Facility Amendments, as described in more detail under “—Recent Developments and Other Factors Affecting Comparability.” We also intend to pursue a strategy that is focused primarily on investments in middle-market companies in the United States, including investments in senior secured, unitranche, second-lien and mezzanine loans and, to a lesser extent, warrants and other minority equity securities, which differs to some degree from our historical investment concentration, which was in senior secured loans to middle-market companies in the United States. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code, to which we were not previously subject. In addition, Tamarix LP is subject to regulation and oversight by the SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.

Comparison of the three and six month periods ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)

Consolidated operating results for the three and six month periods ended June 30, 2013 and June 30, 2012, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Amounts in thousands)
Total investment income	$4,236	$4,538	$8,601	$5,162
Total expenses	2,770	3,400	5,693	3,809

Net investment income	1,466	1,138	2,908	1,353
Net realized and unrealized gain (loss) on investments	1,791	(2,104)	3,220	(2,104)
Total other income prior to becoming a business development company	—	26	—	2,671
Cumulative effect of accounting change	—	570	—	570

Net increase (decrease) in net assets resulting from operations	$3,257	$(370)	$6,128	$2,490

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net income may not be meaningful.

Investment Income

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Amounts in thousands)
Interest income from non-affiliate investments	$4,236	$4,493	$8,601	$5,071
Dividend and fee income	—	45	—	91

Total investment income	$4,236	$4,538	$8,601	$5,162

Total investment income decreased by approximately $0.3 million, or 7%, for the three month period ended June 30, 2013, as compared to the three month period ended June 30, 2012. The $0.3 million decrease in total investment income was primarily due to $0.6 million in interest income from Tamarix LP, which was consolidated for the three month period ended June 30, 2012 but not for the three month period ended June 30, 2013. This decrease was partially offset by a $0.3 million increase in interest income from OFS Capital WM investments, driven primarily by an increase in investments held by OFS Capital WM during the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012.

Total investment income increased by approximately $3.4 million, or 67%, for the six month period ended June 30, 2013, as compared to the six month period ended June 30, 2012. The $3.4 million increase in total investment income was primarily due to six months of interest income generated by OFS Capital WM during 2013, as compared to three months during 2012, as a result of our consolidation of OFS Capital WM’s results of operations effective April 1, 2012.

Expenses

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Amounts in thousands)
Interest expense	$862	$1,445	$1,709	$1,445
Amortization of deferred financing closing costs	166	143	635	143
Management fees	794	1,083	1,601	1,440
Professional fees	509	388	759	403
Administrative fee	177	—	457	—
General and administrative expenses	262	341	532	378

Total expenses	$2,770	$3,400	$5,693	$3,809

Total expenses decreased by approximately $0.6 million, or 19% for the three month period ended June 30, 2013, as compared with the three month period ended June 30, 2012. Interest expense decreased by approximately $0.6 million for the three month period ended June 30, 2013, compared to the three month period ended June 30, 2012, primarily due to the decrease in the outstanding balance on the revolving lines of credit. Management fees expense decreased by approximately $0.3 million for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012, primarily due to $0.5 million of management fee expense incurred by Tamarix LP to its investment manager during the three months ended June 30, 2012, while it was still consolidated into our financial statements. We incurred an administrative fee expense of approximately $0.2 million during the three months ended June 30, 2013, which was related to costs incurred under the Administration Agreement subsequent to our IPO.

Total expenses increased by approximately $1.9 million, or 49% for the six month period ended June 30, 2013, as compared with the six month period ended June 30, 2012. Interest expense increased by approximately $0.3 million for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, primarily due to six months of interest expense being incurred by OFS Capital WM on its credit facility in the current year compared to only three months of interest expense in the prior year as a result of our consolidation of OFS Capital WM’s statement of operations effective April 1, 2012. Amortization of deferred financing costs increased by $0.5 million for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, due to the termination of the Class B loan facility of OFS Capital WM in January 2013 and the resulting write off of $0.3 million in unamortized deferred financing costs. Management fees expense increased by approximately $0.2 million for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, which was attributable to (1) an increase in management fee expense we incurred to our investment advisor during the six months ended June 30, 2013 in the amount of $0.3 million, and (2) six months of management fee expense incurred by OFS Capital WM to its loan manager for 2013 compared to only three months of management fee expense for the period April 1, 2012 through June 30, 2012. This was partially offset by management fee expense of approximately $0.5 million incurred by Tamarix LP to its investment manager during the six months ended June 30, 2012, while it was still consolidated into our financial statements. We incurred an administrative fee expense of approximately $0.5 million during the six months ended June 30, 2013. Professional fees and general and administrative expenses increased by approximately $0.5 million for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, due to our increased costs as a public company, legal fees incurred for the acquisition of the remaining Tamarix LP and Tamarix GP interests, and our consolidation of OFS Capital WM’s statement of operations effective April 1, 2012.

Net Realized and Unrealized Gains (Losses) on Investments

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Amounts in thousands)
Net realized gain (loss) on non-affiliate investments	$—	$(1,165)	$5	$(1,165)
Net change in unrealized depreciation on non-affiliate investments	882	(939)	2,055	(939)
Net change in unrealized depreciation on affiliate investments	909	—	1,160	—

Net realized and unrealized gain (loss) on investments	$1,791	$(2,104)	$3,220	$(2,104)

For the three month period ended June 30, 2013, we recorded total net realized and unrealized gain on investments in the amount of approximately $1.8 million, consisting of approximately $0.9 million of net change in unrealized depreciation on non-affiliate investments and $0.9 million of net change in unrealized depreciation on affiliate investments. For the three month period ended June 30, 2012, we recorded total net realized and unrealized loss on investments in the amount of approximately $2.1 million, consisting of approximately $1.2 million of net realized loss on non-affiliate investments, which represented the net realized loss we incurred from the sale of a debt investment, and $0.9 million of net change in unrealized depreciation on non-affiliate investments.

For the six month period ended June 30, 2013, we recorded total net realized and unrealized gain on investments in the amount of approximately $3.2 million, consisting primarily of approximately $2.0 million of net change in unrealized depreciation on non-affiliate investments and $1.2 million of net change in unrealized depreciation on affiliate investments. For the six month period ended June 30, 2012, we recorded total net realized and unrealized loss on investments in the amount of approximately $2.1 million, consisting of approximately $1.2 million of net realized loss on non-affiliate investments, which represented the net realized loss we incurred from the sale of a debt investment, and $0.9 million of net change in unrealized depreciation on non-affiliate investments.

Other Income (Loss) Prior to Becoming a Business Development Company

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Amounts in thousands)
Income from equity interest in OFS Capital WM	$—	$—	$—	$2,645
Net loss attributable to non-controlling interests	—	29	—	29
Other loss	—	(3)	—	(3)

Total other income prior to becoming a business development company	$—	$26	$—	$2,671

We generated approximately $2.7 million of total other income prior to becoming a BDC for the six month period ended June 30, 2012. Our recording of other income for the six month period ended June 30, 2012 was due to our equity interest income in OFS Capital WM in the amount of $2.6 million for the period January 1, 2012 through March 31, 2012, prior to our consolidation of OFS Capital WM.

Financial Condition, Liquidity and Capital Resources

At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $10.0 million and $8.3 million, respectively. Cash provided by operating activities for the six months ended June 30, 2013 and June 30, 2012 was approximately $11.0 million and $12.2 million, respectively.

We utilized $90 million of our IPO proceeds to pay down the OFS Capital WM Facility in November 2012. The OFS Capital WM Facility indebtedness repaid included approximately $48.0 million of Class A loans and approximately $42.0 million of Class B loans. In January 2013, we terminated the Class B facility. Outstanding Class A loans accrue interest at a rate per annum equal to LIBOR plus 2.75% (or 4.75% if an event of default has occurred). The Class A loans mature on December 31, 2016, which maturity date will be extended by one year if the reinvestment period is extended by one year.

We generated cash in 2012 primarily from the net proceeds of our IPO and intend to generate additional cash flows from operations, distributions from equity investments and future borrowings, including borrowings by OFS Capital WM pursuant to the OFS Capital WM Facility, and through future offerings of securities. Following the $90 million repayment on the OFS Capital WM Facility, we had in excess of $90 million of borrowing capacity. We may seek a credit facility to finance investments and working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all. In the future, we may also seek to finance all or portions of our portfolio through on-balance sheet special purpose vehicles. To securitize investments, we would likely create a subsidiary and contribute a pool of investments to the subsidiary. We or the subsidiary would then sell debt or equity interests in the subsidiary to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary use of funds would be investments in our targeted asset classes, interest payments on any indebtedness, and cash distributions to holders of our common stock.

Although we expect to fund the growth of our investment portfolio from borrowing under the OFS Capital WM Facility, future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure shareholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds available to make new investments or additional investments in our portfolio companies, or to fund our unfunded commitments to portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all. Our asset coverage ratio is approximately 242% at June 30, 2013.

The OFS Capital WM Facility

On September 28, 2010, OFS Capital WM entered into a $180.0 million secured revolving credit facility (as amended, from time to time, the “OFS Capital WM Facility”) with Wells Fargo and Madison Capital, with the Class A lenders (initially Wells Fargo) providing up to $135 million in Class A loans and the Class B lenders (initially Madison Capital) providing up to $45 million in Class B loans to OFS Capital WM. In January 2013, OFS Capital WM terminated its $45 million Class B credit facility. The OFS Capital WM Facility is secured by the eligible loans transferred to OFS Capital WM by OFS Capital on September 28, 2010, as well as eligible loan assets subsequently acquired by OFS Capital WM.

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

Under the OFS Capital WM Facility, the loan manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three and six months ended June 30, 2013, we incurred management fee expense of approximately $0.3 million and $0.6 million, respectively, to the loan manager.

On September 28, 2012, the OFS Capital WM Facility was amended. Pursuant to the amendment: (1) the loans were extended to December 31, 2016, and there is a one-year option for extension of the Class A loans upon the approval of the Class A lenders; (2) the reinvestment period was extended to December 31, 2013, which can be further extended by one year with the consent of the lenders; and (3) the accrued interest rate on outstanding Class A loans was amended to LIBOR plus 2.75% per annum. In connection with the amendment, OFS Capital WM incurred financing costs of $0.7 million which, together with the original unamortized deferred financing costs under the OFS Capital WM Facility of $2.4 million at September 28, 2012, are deferred and amortized over the life of the OFS Capital WM Facility.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of June 30, 2013, we had a $1.5 million unused line of credit granted to a borrower. Unused lines of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet. In addition, as of June 30, 2013, we had approximately $17.5 million of committed but uncalled equity investment in Tamarix LP.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2013:

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	After 5 Years
	(Amounts in thousands)
Borrowings	$94,164	$—	$—	$94,164	$—

Total	$94,164	$—	$—	$94,164	$—

(1)	Excludes commitments to extend credit to our portfolio companies.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

As a result of the March 2012 OFS Capital WM Facility amendments, we have consolidated OFS Capital WM in our financial statements effective as of March 30, 2012. For more information on the contractual obligations of OFS Capital WM, including the OFS Capital WM Facility, see “Notes to Unaudited Consolidated Financial Statements” contained in Item 1. Financial Statements.

We have subscribed for $24.9 million out of a total of $36.9 million committed and partially funded commitments in Tamarix LP. We have partially funded and may be called upon to fund the balance of our commitment in connection with the operations of Tamarix LP.

Commitments and Contingencies

At June 30, 2013, we had a $1.5 million unused line of credit granted to a borrower. On March 27, 2012, we entered into a new subscription agreement (“Subscription Agreement”) with respect to an investment in Tamarix LP, which superseded prior agreements and was contingent upon issuance of the license from the SBA. Under the terms of the Subscription Agreement, our investment in Tamarix LP will not exceed $25.0 million. On April 2, 2012, OFS Capital funded $1.6 million to Tamarix LP. In March and April 2012, Tamarix LP also received an aggregate of $0.2 million and $0.7 million, respectively, from other investors. These funds, totaling $2.5 million, were called by Tamarix LP as requested by the SBA and would be used as initial capital of Tamarix LP once Tamarix LP received the SBIC license. On May 10, 2012, as a result of Tamarix LP’s receipt of the SBIC license, our equity investment in Tamarix LP was no longer contingent, and our advance to Tamarix LP in the amount of $1.6 million was reclassified as an equity investment in Tamarix LP. In July 2012, we made an additional equity investment of $3.2 million in Tamarix LP. In March 2013, we made an additional equity investment of $2.6 million in Tamarix LP. As of June 30, 2013, our committed but uncalled capital investment in Tamarix LP was approximately $17.5 million.

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

Dividends

We intend to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally result in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.

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

The following table summarizes our dividends declared and paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
November 26, 2012	January 17, 2013	January 31, 2013	$0.17	[1]
March 26, 2013	April 17, 2013	April 30, 2013	$0.34
June 26, 2013	July 17, 2013	July 31, 2013	$0.34

[1]	Represents the dividend declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after our IPO in November 2012, would have been $0.34 per share.

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

Distributions in excess of our current and accumulated earnings and profits generally would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to stockholders. For the six months ended June 30, 2013, out of our approximately $6.5 million in dividend distributions, approximately 46% represented ordinary income and net realized capital gain and 54% represented a return of capital.

Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution) is mailed to our U.S. stockholders. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders.

We maintain an “opt-out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash dividends.

Related Party Transactions

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement with OFS Advisor and will pay OFS Advisor a management fee and incentive fee. Pursuant to the Investment Advisory Agreement with OFS Advisor and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. For providing these services, OFS Advisor receives a fee from us consisting of two components—a base management fee and an incentive fee. From the completion of our initial public offering through October 31, 2013, the base management fee will be calculated at an annual rate of 0.875% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. After October 31, 2013, the base management fee will be calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee expense was approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2013, respectively.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for OFS Advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate. Similarly, there is no delay of payment if prior quarters are below the quarterly hurdle rate.

We pay OFS Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;

•

100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The catch-up is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply, if this pre-incentive fee net investment income exceeds 2.5% in any calendar quarter; and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and our aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

We did not incur any incentive fee expenses for the three and six months ended June 30, 2013.

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

Administration Agreement

We have entered into an Administration Agreement, pursuant to which OFS Services furnishes us with office facilities, equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under our Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. For the three and six months ended June 30, 2013, we incurred an administration fee expense of approximately $0.2 million and $0.5 million, respectively.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2013, all of our debt investments bore interest at floating interest rates, and we expect that our investment portfolio may in the future include both floating and fixed rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. All of the debt investments in our portfolio as of June 30, 2013 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.

In addition, our credit facility has a floating interest rate provision, and we expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

Assuming that our consolidated balance sheet as of June 30, 2013 were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
	(Dollar amount in thousands)
100	$231	$(955)	$(724)
200	2,181	(1,909)	272
300	4,457	(2,864)	1,593
400	6,732	(3,819)	2,913
500	9,008	(4,774)	4,234

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facility, that could affect the net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits, and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment portfolio and investment income may be affected by changes in various interest rates, including LIBOR and prime rates.

As of June 30, 2013, all of our outstanding debt investments bore interest at floating rates.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending or threatened legal proceedings against us as of June 30, 2013. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

We may not obtain the necessary approvals requested from the SBA in connection with our proposed acquisition of the ownership interests in Tamarix LP and Tamarix GP that we do not already own.

Tamarix LP has received an SBIC license to operate as a “stand-alone” entity. Additional approvals of the SBA will be required in connection with our proposed acquisition of all of the ownership interests in Tamarix LP and Tamarix GP that we do not already own due to the fact that, following such acquisition, Tamarix LP would be our wholly-owned subsidiary and, as such, would become a “drop-down” SBIC. Although a request for the necessary approvals is pending with the SBA, no assurances can be given to shareholders as to when, or even whether, such approvals will be granted. If the SBA does not issue the approvals necessary for us to acquire the remaining ownership interests in Tamarix LP and Tamarix GP, our ability to benefit from Tamarix LP’s investment opportunities will be correspondingly limited. In the event we are unable to acquire the remaining ownership interests in Tamarix LP and Tamarix GP, we anticipate that we will invest substantially less in Tamarix LP than we would have otherwise, and no more than our current commitment aggregating $25 million in respect of both entities. While our investment objective and strategy will remain the same, the inability to acquire the remaining ownership interests in Tamarix LP and therefore utilize the full leverage capacity of Tamarix LP will potentially reduce the return on our investments or force us to seek alternative sources of debt financing. An inability to obtain acceptable alternative financing could limit our ability to grow our business and execute our business strategy and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

We may not receive the exemptive relief requested from the SEC to permit us to exclude the debt of Tamarix LP from our asset coverage test, which may decrease our capacity to fund investments with debt capital.

We have applied for exemptive relief from the SEC to permit us, if we acquire the ownership interest in Tamarix LP and Tamarix GP that we do not already own, to exclude the debt of Tamarix LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. No assurances can be given to shareholders as to when, or even whether, we will receive exemptive relief from the SEC. If we do not receive an exemption for this SBA debt, we will have reduced capacity to fund investments with debt capital. As a result, we may not be able to realize fully the benefits of Tamarix LP and may not achieve our investment objective.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2013, we issued 46,299 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $660,000.

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

Dated: August 7, 2013	OFS CAPITAL CORPORATION

	By:	/s/ GLENN R. PITTSON
	Name:	Glenn R. Pittson
	Title:	Chief Executive Officer

	By:	/s/ Robert S. Palmer
Robert S. Palmer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.