Form 10-Q
period 2013-09-30
OFS Capital Corp
filed 2013-11-08
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 4, 2013 was 9,629,797.

OFS CAPITAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Investments, at fair value
Non-affiliate investments (cost of $211,661 and $231,781, respectively)	$207,975	$227,542
Affiliate investments (cost of $10,115 and $5,049, respectively)	11,322	4,657
Total investments at fair value	219,297	232,199
Cash and cash equivalents	6,835	8,270
Restricted cash and cash equivalents	525	623
Interest receivable	682	1,292
Prepaid expenses and other assets	211	326
Deferred financing costs, net of accumulated amortization of $1,689 and $1,336, respectively	2,036	2,839
Total assets	$229,586	$245,549

Liabilities
Accrued professional fees	$623	$463
Interest payable	825	1,222
Dividends and distributions payable	3,273	1,628
Management fees payable	831	667
Administration fee payable	200	110
Other payables	219	223
Due to affiliated entities, net	-	9
Deferred loan fee revenue	369	204
Revolving line of credit	84,083	99,224
Total liabilities	90,423	103,750

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,626,987 and 9,578,691 shares issued and outstanding as of September 30, 2013 and December 31, 2012	96	96
Paid-in capital in excess of par	143,092	142,408
Distributions in excess of net investment income	(5,567)	(94)
Net unrealized appreciation (depreciation) on investments	1,542	(611)
Total net assets	139,163	141,799

Total liabilities and net assets	$229,586	$245,549

Number of shares outstanding	9,626,987	9,578,691
Net asset value per share	$14.46	$14.80

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Amounts in thousands, except share and per share data)

		Pre-IPO prior to		Pre-IPO prior to
		becoming a		becoming a
		Business		Business
		Development		Development
		Company (1)		Company (1)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Investment income
Interest income from non-affiliate investments	$4,017	$4,020	$12,618	$9,091
Dividend and fee income	-	15	-	106
Total investment income	4,017	4,035	12,618	9,197
Expenses
Interest expense	821	1,511	2,530	2,956
Amortization of deferred financing closing costs	168	144	803	287
Management fees	744	591	2,345	1,555
Management fees - other related parties	-	151	-	627
Professional fees	418	86	1,177	489
Administrative fee	200	-	657	-
General and administrative expenses	238	115	770	493
Total expenses	2,589	2,598	8,282	6,407
Net investment income	1,428	1,437	4,336	2,790
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-affiliate investments	-	(92)	5	(1,257)
Net change in unrealized depreciation on non-affiliate investments	(1,501)	1,173	554	234
Net change in unrealized appreciation on affiliate investments	439	-	1,599	-
Net realized and unrealized gain (loss) on investments	(1,062)	1,081	2,158	(1,023)
Other income (loss) prior to becoming a business development company
Income from equity interest in OFS Capital WM	-	-	-	2,645
Income from equity interest in Tamarix LP	-	378	-	378
Net loss attributable to non-controlling interests	-	32	-	61
Other income	-	32	-	29
Total other income prior to becoming a business development company	-	442	-	3,113
Net increase (decrease) in net assets before cumulative effect of accounting change	366	2,960	6,494	4,880
Cumulative effect of accounting change	-	-	-	570
Net increase in net assets resulting from operations	$366	$2,960	$6,494	$5,450
Net investment income per common share - basic and diluted	$0.15		$0.45
Net increase in net assets resulting from operations per common share - basic and diluted	$0.04		$0.67
Dividends and distributions declared per common share - basic and diluted	$0.34		$1.02
Basic and diluted weighted average shares outstanding	9,626,336		9,616,637

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

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(Amounts in thousands, except share and per share data)

								Net
						Distributions		Unrealized
					Paid-in	in Excess of		Appreciation
		Non-			Capital in	Net	Accumulated	(Depreciation)
	Member's	Controlling	Common Stock		Excess	Investment	Net Realized	on	Total Net
	Equity	Interests	Shares	Par	of Par	Income	Gain	Investments	Assets

Balance at January 1, 2012	$54,719	$-	-	$-	$-	$-	$-	$-	$54,719
Net income	5,450	(61)	-	-	-	-	-	-	5,389
Member/non-controlling interest contributions	1,227	2,790	-	-	-	-	-	-	4,017
Syndication Costs	(209)	(121)	-	-	-	-	-	-	(330)
Distributions	(6,710)	(225)	-	-	-	-	-	-	(6,935)
Deconsolidation of Tamarix LP adjustment on July 27, 2012
Net income (loss)	-	61	-	-	-	-	-	-	61
Non-controlling interest contributions	-	(2,790)	-	-	-	-	-	-	(2,790)
Syndication costs	209	121	-	-	-	-	-	-	330
Distributions	-	225	-	-	-	-	-	-	225
Total deconsolidation of Tamarix LP adjustment	209	(2,383)	-	-	-	-	-	-	(2,174)
Balance at September 30, 2012	$54,686	$-	$-	$-	$-	$-	$-	$-	$54,686

Balance at January 1, 2013	$-	$-	9,578,691	$96	$142,408	$(94)	$-	$(611)	$141,799
Net increase in net assets resulting from operations	-	-	-	-	-	4,336	5	2,153	6,494
Stock issued in connection with dividend reinvestment plan	-	-	48,296	-	684	-	-	-	684
Dividends and distributions	-	-	-	-	-	(9,809)	(5)	-	(9,814)
Balance at September 30, 2013	$-	$-	9,626,987	$96	$143,092	$(5,567)	$-	$1,542	139,163

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

		Pre-IPO prior to
		becoming a
		Business
		Development
		Company
	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$6,494	$5,450
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization and write-off of deferred financing closing costs	803	287
Amortization of discounts and premium	(972)	(541)
Amortization of deferred fee revenue	(88)	(146)
Cash collection of deferred fee revenue	253	194
Net realized (gain) loss on non-affiliate investments	(5)	1,257
Net change in unrealized depreciation on non-affiliate investments	(554)	(234)
Net change in unrealized appreciation on affiliate investments	(1,599)	-
Purchase of portfolio investments	(30,591)	(34,110)
Additional equity investment in Tamarix LP	(5,157)	-
Proceeds from principal payments on portfolio investments	46,976	17,791
Proceeds from sale of portfolio investments to related party	-	4,157
Proceeds from sale of portfolio investments	4,713	-
Income from equity interest in OFS Capital WM	-	(2,645)
Income from equity interest in Tamarix LP	-	(378)
Write-off of uncollectible receivables	-	290
Cumulative effect of accounting change	-	(570)
Net loss allocated to non-controlling interests	-	(61)
Other income	-	(29)
Changes in operating assets and liabilities:
Interest receivable	610	(41)
Accrued paid-in-kind interest	-	(193)
Prepaid expenses and other assets	207	(14)
Accrued professional fees	160	-
Due to/from affiliated entities, net	(9)	211
Interest payable	(397)	(138)
Management fees payable	164	18
Management fees payable - other related parties	-	628
Administration fee payable	90	-
Other payables	(5)	98
Net cash provided (used) by operating activities	21,093	(8,719)
Cash Flows From Investing Activities
Change in restricted cash	97	-
Advances and other assets	-	(99)
Distribution from OFS Capital WM	-	1,225
Distribution from Tamarix GP	-	52
Consolidation of cash from OFS Capital WM	-	9,581
Deconsolidation of cash of Tamarix LP	-	(711)
Net cash provided by investing activities	97	10,048
Cash Flows From Financing Activities
Cash dividends and distributions paid	(7,485)	-
Net repayments under revolving lines of credit	(15,140)	6,286
Notes payable due to the SBA	-	14,000
Repayment of advance due to affiliated entities	-	(6,796)
Distributions to member	-	(2,710)
Contributions from non-controlling interests	-	2,590
Distributions to non-controlling interests	-	(225)
Syndication costs	-	(209)
Syndication costs allocated to non-controlling interests	-	(121)
Deferred offering costs	-	(361)
Deferred financing costs	-	(640)
Net cash provided by (used in) financing activities	(22,625)	11,814
Net increase (decrease) increase in cash and cash equivalents	(1,435)	13,143
Cash and cash equivalents — beginning of period	8,270	814
Cash and cash equivalents — end of period	$6,835	$13,957

(Continued)

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) - continued

(Amounts in thousands)

		Pre-IPO prior to
		becoming a
		Business
		Development
		Company
	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,927	$3,092

Supplemental Disclosure of Noncash Financing and Investing Activities:
Accrued deferred offering costs	$-	$3,665
Dividends and distributions paid by issuance of common stock	684	-
Dividends and distributions payable	3,273	-
Member distribution payable	-	4,000
Equity contribution from parent recognized due to the difference between the purchase price and fair value of the loan investment purchased from OFS Capital WM	-	1,227
Equity interest received in connection with loan restructuring	-	539
Reclassification of other liabilities to capital contribution from non-controlling interests	-	206
Capital contribution from non-controlling interests via a reduction of management fee payable - related party	-	200
Receivable from investment sold to a related party	-	792
Elimination of equity investment in OFS Capital WM and consolidation of assets and liabilities of OFS Capital WM effective March 30, 2012:
Restricted cash and cash equivalents	-	623
Interest receivable	-	920
Investments, at fair value	-	197,765
Deferred financing costs, net of accumulated amortization	-	2,637
Revolving line of credit - Wells Fargo	-	134,123
Revolving line of credit - Madison Capital	-	30,752
Interest payable	-	1,647
Management fee payable	-	314
Due to affiliated entity	-	18
Accrued expenses and other liabilities	-	132
Deconsolidation of assets and liabilities of Tamarix LP and recording of an equity investment in Tamarix LP under the equity method of accounting effective July 27, 2012:
Interest receivable and other assets	-	240
Investments, at fair value	-	20,109
Deferred financing costs, net of accumulated amortization	-	640
Notes payable due to the SBA	-	14,000
Management fee payable	-	427
Accrued expenses and other liabilities	-	428
Syndication costs	-	(209)
Non-controlling interests	-	2,383

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

September 30, 2013

(dollar amounts in thousands)

			Spread
Industry		Interest	Above		Principal			Percent of
Name of Portfolio Company	Investment Type	Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value	Net Assets

Non-affiliate Investments (5)

Aerospace & Defense
Aero-Metric, Inc.	Senior Secured Term Loan	6.75%	(L +5.50%)	08/27/17	$2,730	$2,698	$2,708	1.9%
Whitcraft LLC	Senior Secured Term Loan	6.50%	(L +5.00%)	12/16/15	4,250	4,215	4,225	3.0
					6,980	6,913	6,933	4.9
Automotive
Tectum Holdings Inc (Extang)	Senior Secured Term Loan A	6.50%	(L +5.25%)	12/03/15	3,053	3,037	3,032	2.2
Trico Products Corporation	Senior Secured Term Loan	6.25%	(L +4.75%)	07/22/16	4,254	4,217	4,185	3.0
					7,307	7,254	7,217	5.2
Banking, Finance, Insurance & Real Estate
AssuredPartners Capital, Inc.	Senior Secured Term Loan A	5.75%	(L +4.50%)	12/14/18	4,852	4,852	4,852	3.5
Captive Resources Midco LLC	Senior Secured Term Loan	6.75%	(L +5.50%)	10/31/18	4,950	4,887	4,881	3.5
CSI Financial Services, LLC (6)	Senior Secured Term Loan	7.25%	(L +6.00%)	12/07/17	3,379	3,329	3,379	2.4
H.D. Vest, Inc.	Senior Secured Term Loan	5.75%	(L +4.50%)	12/18/18	4,720	4,687	4,459	3.2
MCMC LLC	Senior Secured Term Loan A	7.50%	(L +6.00%)	09/30/16	4,108	4,070	4,108	3.0
MYI Acquiror Limited (6)	Senior Secured Term Loan A	6.25%	(L +4.75%)	09/13/16	4,912	4,865	4,821	3.4
Personable Holdings, Inc.	Senior Secured Term Loan	7.25%	(L +6.00%)	05/16/18	2,924	2,898	2,898	2.1
Townsend Acquisition LLC	Senior Secured Term Loan	6.25%	(L +4.75%)	05/18/16	4,474	4,407	4,408	3.2
					34,319	33,995	33,806	24.3
Beverage, Food & Tobacco
Columbus Manufacturing, Inc.	Senior Secured Term Loan B	6.50%	(L +5.25%)	04/17/18	3,970	3,921	3,903	2.8
Phillips Feed & Pet Supply	Senior Secured Term Loan	6.05%	(L +4.25%)	10/13/17	3,204	3,174	3,044	2.2
					7,174	7,095	6,947	5.0
Capital Equipment
Dorner MFG, Corp.	Senior Secured Term Loan	6.00%	(L +4.75%)	06/15/17	3,269	3,221	3,221	2.3
Elgin Fasteners Group	Senior Secured Term Loan	6.00%	(L +4.75%)	08/26/16	4,876	4,790	4,769	3.4
					8,145	8,011	7,990	5.7
Chemicals, Plastics & Rubber
Actagro, LLC	Senior Secured Term Loan	5.76%	(L +4.50%)	12/30/16	3,468	3,434	3,360	2.4
Dash Materials LLC	Senior Secured Term Loan	8.75%	(L +7.50%)	12/26/17	4,874	4,852	4,874	3.5
ICM Products Inc	Senior Secured Term Loan	7.50%	(L +6.00%)	02/01/17	2,178	2,150	2,178	1.6
Inhance Technologies (f/k/a
Fluoro-Seal International LLC)	Senior Secured Term Loan A	9.00%	(L +7.50%)	01/04/17	2,611	2,586	2,611	1.9
KODA Distribution Group, Inc.	Senior Secured Term Loan A	7.25%	(L +5.00%)	04/09/18	3,961	3,943	3,943	2.8
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,902	2,853	2,851	2.0
					19,994	19,818	19,817	14.2
Construction & Building
Jameson LLC	Senior Secured Term Loan	7.52%	(L +5.50%)	10/01/15	2,069	2,052	2,069	1.5
Royal Adhesives & Sealants, LLC	Senior Secured First Lien Term Loan	5.50%	(L +4.25%)	07/31/18	4,500	4,456	4,456	3.2
					6,569	6,508	6,525	4.7
Consumer goods: Non-durable
Pacific World	Senior Secured Term Loan	5.75%	(L +4.75%)	10/31/16	4,694	4,642	4,564	3.3
Phoenix Brands LLC	Senior Secured Term Loan A	8.75%	(L +7.25%)	01/31/16	3,219	3,191	2,956	2.1
					7,913	7,833	7,520	5.4
Containers, Packaging & Glass
Mold-Rite Plastics, LLC	Senior Secured Term Loan	6.25%	(L +4.50%)	06/30/16	4,333	4,296	4,262	3.1

Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/01/17	3,005	2,956	3,005	2.2
Charter Brokerage LLC	Senior Secured Term Loan A	8.00%	(L +6.50%)	10/10/16	4,326	4,280	4,326	3.1
Engineered Controls International, LLC	Senior Secured Term Loan	5.75%	(L +4.50%)	08/05/17	4,347	4,305	4,180	3.0
					11,678	11,541	11,511	8.3
Environmental Industries
Apex Companies, LLC.	Senior Secured Term Loan	6.75%	(L +5.50%)	12/10/18	3,954	3,921	3,882	2.8
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	08/03/16	4,075	4,050	3,976	2.9
					8,029	7,971	7,858	5.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - continued

September 30, 2013

(dollar amounts in thousands)

			Spread
Industry		Interest	Above		Principal				Percent of
Name of Portfolio Company	Investment Type	Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value		Net Assets

Non-affiliate Investments (5) - continued

Healthcare & Pharmaceuticals
Accelerated Health Systems LLC	Senior Secured Term Loan	5.75%	(L +4.50%)	07/22/17	4,900	4,867	4,707		3.4%
Aegis Sciences Corporation	Senior Secured Term Loan A	6.75%	(L +5.50%)	10/21/16	4,738	4,683	4,707		3.4
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	08/18/16	4,878	4,849	4,739		3.4
Cambridge Major Labs, Inc	Senior Secured Term Loan	6.25%	(L +5.00%)	12/31/17	3,534	3,436	3,443		2.5
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	7.75%	(L +6.25%)	08/14/17	4,814	4,759	4,814		3.4
Hygenic Corporation	Senior Secured Term Loan	5.75%	(L +4.50%)	10/11/18	4,838	4,778	4,576		3.3
MedTech Group, Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	09/07/16	4,698	4,656	4,651		3.3
NeuroTherm, Inc	Senior Secured Term Loan	6.50%	(L +5.00%)	02/01/16	3,793	3,761	3,766		2.7
Strata Pathology Services, Inc. (7)	Senior Secured Term Loan	9.00%	(L +7.50%)	06/30/16	4,037	3,988	2,081		1.5
Studer Group LLC	Senior Secured Term Loan	6.00%	(L +4.75%)	07/31/18	3,786	3,751	3,751		2.7
The Ritedose Corporation	Senior Secured Term Loan	7.69%	(L +6.00%)	11/10/16	3,285	3,250	2,917		2.1
					47,301	46,778	44,152		31.7
High Tech Industries
B&B Electronics Manufacturing Company	Senior Secured Term Loan A	6.50%	(L +5.00%)	04/04/15	2,763	2,741	2,567		1.8
OnePath Systems, LLC	Senior Secured Term Loan	8.25%	(L +6.00%)	06/06/17	2,375	2,341	2,375		1.7
					5,138	5,082	4,942		3.5
Media: Advertising, Printing & Publishing
Content Marketing, LLC	Senior Secured Term Loan	7.50%	(L +6.25%)	12/21/17	3,646	3,600	3,646		2.6
Media Source	Senior Secured Term Loan A	6.78%	(L +5.25%)	11/07/16	1,246	1,230	1,238		0.9
Media Source	Senior Secured Term Loan B	7.50%	(L +6.00%)	11/07/16	3,469	3,425	3,469		2.5
Pamarco Technologies, Inc.	Senior Secured Revolver	N/A	(L +3.75%)	12/31/14	-	(5)	(9	)(2)	-
Pamarco Technologies, Inc.	Senior Secured Term Loan A	6.00%	(L +3.75%)	12/31/14	2,055	2,049	2,043		1.5
					10,416	10,299	10,387		7.5
Media: Broadcasting & Subscription
Campus Televideo, Inc.	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	4,394	4,305	4,394		3.2

Retail
Diversified Foodservice Supply, Inc. (f/k/a Consolidated Equipment Parts, Inc.)	Senior Secured Term Loan	6.75%	(L +5.00%)	01/27/16	4,408	4,376	4,399		3.1
Tharpe Company, Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	10/19/17	4,192	4,142	4,122		3.0
					8,600	8,518	8,521		6.1
Services: Business
Revspring Inc. (f/k/a Dantom Systems, Inc.)	Senior Secured Term Loan	6.25%	(L +5.00%)	08/03/17	4,814	4,782	4,702		3.4
Young Innovations, Inc.	Senior Secured Term Loan A	5.75%	(L +4.50%)	01/30/19	2,888	2,850	2,850		2.0
					7,702	7,632	7,552		5.4
Telecommunications
Barcodes LLC	Senior Secured Term Loan	7.25%	(L +6.00%)	11/02/17	3,012	2,975	3,012		2.1
NHR Holdings, LLC	Senior Secured Term Loan A	5.75%	(L +4.50%)	11/30/18	2,433	2,402	2,299		1.7
NHR Holdings, LLC	Senior Secured Term Loan B	5.75%	(L +4.50%)	11/30/18	2,467	2,435	2,330		1.7
					7,912	7,812	7,641		5.5

Sub-total Non-affiliate Investments					$213,904	$211,661	$207,975		149.4%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

September 30, 2013

(dollar amounts in thousands)

							Percent
		Principal					of Net
Name of Portfolio Company	Investment Type	Amount	Cost		Fair Value		Assets

Affiliate Investments

Banking, Finance, Insurance & Real Estate
Tamarix Capital Partners, L.P. (6)	67.5% Limited Partnership Interest	N/A	10,115		11,322		8.1%
Sub-total Affiliate Investments			10,115		11,322		8.1

Money Market

WF Prime INVT MM #1752 (5)	Money Market	N/A	5,397	(3)	5,397	(3)	3.9
WFB Secured Institutional MM (5)	Money Market	N/A	525	(4)	525	(4)	0.4
US Bank Money Market Deposit	Money Market	N/A	811	(3)	811	(3)	0.6
Sub-total Money Market			6,733		6,733		4.9

Total Investments (United States)		$213,904	$228,509		$226,030		162.4%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime and which is reset daily, quarterly or semi-annually. For each investment, we have provided the spread over LIBOR and current interest rate in effect at September 30, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Included in restricted cash and cash equivalents on the consolidated balance sheets.
(5)	Pledged as collateral under the OFS Capital WM Credit Facility.
(6)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(7)	Non-accrual loan.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(dollar amounts in thousands)

			Spread
Industry		Interest	Above		Principal			Percent of
Name of Portfolio Company	Investment Type	Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value	Net Assets

Non-affiliate Investments (5)

Aerospace & Defense
Aero-Metric, Inc.	Senior Secured Term Loan	6.75%	(L +5.25%)	08/27/17	$2,819	$2,780	$2,737	1.9%
Whitcraft LLC	Senior Secured Term Loan	6.25%	(L +4.75%)	12/16/15	4,565	4,514	4,440	3.1
					7,384	7,294	7,177	5.0
Automotive
BBB Industries, LLC	Senior Secured Term Loan	6.50%	(L +4.50%)	06/29/13	4,713	4,704	4,671	3.3
Tectum Holdings Inc. (Extang)	Senior Secured Term Loan A	7.50%	(L +5.25%)	12/03/15	3,172	3,149	3,149	2.2
Trico Products Corporation	Senior Secured Term Loan	6.25%	(L +4.75%)	07/22/16	4,685	4,632	3,798	2.7
					12,570	12,485	11,618	8.2
Banking, Finance, Insurance & Real Estate
AssuredPartners Capital, Inc.	Senior Secured Term Loan A	6.50%	(L +5.25%)	05/01/18	4,877	4,877	4,651	3.3
Captive Resources Midco LLC	Senior Secured Term Loan	6.75%	(L +5.50%)	10/31/18	4,987	4,915	4,915	3.5
Cetera Financial Group, Inc.	Senior Secured Term Loan A	6.50%	(L +5.00%)	06/22/17	4,875	4,854	4,699	3.3
CSI Financial Services, LLC (6)	Senior Secured Term Loan	7.25%	(L +6.00%)	12/07/17	3,485	3,425	3,425	2.4
Frenkel Benefits LLC	Senior Secured Term Loan A	6.25%	(L +5.00%)	12/28/15	3,938	3,890	3,831	2.7
H.D. Vest, Inc.	Senior Secured Term Loan	7.00%	(L +5.50%)	10/03/17	4,813	4,755	4,706	3.3
MCMC LLC	Senior Secured Term Loan A	7.50%	(L +6.00%)	09/30/16	4,635	4,581	4,627	3.3
MYI Acquiror Limited (6)	Senior Secured Term Loan A	6.25%	(L +4.75%)	09/13/16	4,962	4,903	4,777	3.4
Personable Holdings, Inc.	Senior Secured Term Loan	8.00%	(L +6.50%)	05/16/17	3,785	3,745	3,841	2.7
Townsend Acquisition LLC	Senior Secured Term Loan	6.25%	(L +4.75%)	05/18/16	4,750	4,658	4,598	3.2
					45,107	44,603	44,070	31.1
Beverage, Food and Tobacco
Columbus Manufacturing, Inc.	Senior Secured Term Loan B	6.50%	(L +5.25%)	04/17/18	4,000	3,942	3,942	2.8
Phillips Feed & Pet Supply	Senior Secured Term Loan	7.50%	(L +5.25%)	10/13/17	3,265	3,224	3,130	2.2
					7,265	7,166	7,072	5.0
Business Equipment & Services
Dorner MFG, Corp.	Senior Secured Term Loan	6.25%	(L +4.75%)	06/15/17	3,398	3,338	3,274	2.3
Elgin Fasteners Group	Senior Secured Term Loan	7.00%	(L +5.50%)	08/26/16	4,695	4,588	4,633	3.3
					8,093	7,926	7,907	5.6
Chemical, Plastics & Rubber
Actagro, LLC	Senior Secured Term Loan	7.00%	(L +5.50%)	12/30/16	1,950	1,925	1,920	1.4
Inhance Technologies (f/k/a Fluoro-Seal International LLC)	Senior Secured Term Loan A	9.00%	(L +7.50%)	01/04/17	2,964	2,930	3,024	2.1
ICM Products Inc.	Senior Secured Term Loan	8.50%	(L +7.00%)	02/01/17	2,406	2,368	2,406	1.7
VanDeMark Chemical Inc.	Senior Secured Term Loan	7.50%	(L +5.25%)	11/30/17	3,015	2,956	2,956	2.1
					10,335	10,179	10,306	7.3
Construction & Building
Lindstrom Metric, LLC	Senior Secured Term Loan	6.26%	(L +4.75%)	07/12/16	4,747	4,702	4,586	3.2
Jameson LLC	Senior Secured Term Loan	9.52%	(L +7.50%)	10/01/15	2,487	2,460	2,240	1.6
Royal Adhesives & Sealants, LLC	Senior Secured Term Loan A	7.25%	(L +5.50%)	11/29/15	4,498	4,457	4,485	3.1
					11,732	11,619	11,311	7.9
Consumer Goods: Durable
Phillips Plastics	Senior Secured Term Loan	6.50%	(L +5.00%)	02/12/17	1,707	1,673	1,649	1.2
Revere Industries, LLC	Senior Secured Rollover Loans	9.00%	(L +6.00%)	06/30/13	1,889	1,891	1,895	1.3
					3,596	3,564	3,544	2.5
Consumer Goods: Non-durable
Pacific World	Senior Secured Term Loan	7.00%	(L +5.50%)	10/31/16	4,950	4,881	4,879	3.4
Phoenix Brands LLC	Senior Secured Term Loan A	7.00%	(L +5.50%)	01/31/16	3,781	3,739	3,307	2.3
					8,731	8,620	8,186	5.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2012

(dollar amounts in thousands)

			Spread
Industry		Interest	Above		Principal				Percent of
Name of Portfolio Company	Investment Type	Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value		Net Assets

Non-affiliate Investments (5) - Continued

Containers, Packaging & Glass
Mold-Rite Plastics, LLC	Senior Secured Term Loan	6.25%	(L +4.50%)	06/30/16	4,527	4,477	4,379		3.1

Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/01/17	3,250	3,187	3,187		2.2%
Charter Brokerage LLC	Senior Secured Term Loan A	8.00%	(L +6.50%)	10/10/16	4,580	4,520	4,652		3.3
Engineered Controls International, LLC	Senior Secured Term Loan	6.50%	(L +4.75%)	08/05/16	4,362	4,316	4,242		3.0
					12,192	12,023	12,081		8.5
Environmental Industries
Apex Companies, LLC.	Senior Secured Term Loan	7.50%	(L +5.75%)	12/10/16	4,347	4,302	4,339		3.1
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	08/03/16	4,441	4,407	4,245		3.0
					8,788	8,709	8,584		6.1
Healthcare & Pharmaceuticals
Accelerated Health Systems LLC	Senior Secured Term Loan	7.25%	(L +5.75%)	07/22/17	4,950	4,911	4,896		3.5
Aegis Sciences Corporation	Senior Secured Term Loan A	7.00%	(L +5.50%)	10/21/16	4,850	4,781	4,779		3.4
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	08/18/16	4,938	4,900	4,699		3.3
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	7.50%	(L +6.00%)	08/14/17	4,938	4,870	4,920		3.5
Hygenic Corporation	Senior Secured Term Loan	6.25%	(L +5.00%)	10/11/18	5,000	4,928	4,928		3.5
MedTech Group, Inc.	Senior Secured Term Loan	7.00%	(L +5.50%)	09/07/16	4,808	4,755	4,740		3.3
NeuroTherm, Inc.	Senior Secured Term Loan	6.50%	(L +5.00%)	02/01/16	4,529	4,478	4,326		3.1
Strata Pathology Services, Inc.	Senior Secured Term Loan	8.00%	(L +6.50%)	06/30/16	4,874	4,811	4,202		3.0
Studer Group LLC	Senior Secured Term Loan	7.00%	(L +5.50%)	09/28/16	4,604	4,551	4,538		3.2
The Ritedose Corporation	Senior Secured Term Loan	6.50%	(L +4.75%)	11/10/16	3,592	3,545	2,881		2.0
					47,083	46,530	44,909		31.8
High Tech Industries
B&B Electronics Manufacturing	Senior Secured Term Loan A	6.50%	(L +5.00%)	04/04/15	2,905	2,870	2,858		2.0
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	06/06/17	2,438	2,395	2,431		1.7
					5,343	5,265	5,289		3.7
Media: Advertising, Printing & Publishing
Media Source	Senior Secured Term Loan A	6.75%	(L +5.25%)	11/07/16	1,322	1,301	1,293		0.9
Media Source	Senior Secured Term Loan B	7.50%	(L +6.00%)	11/07/16	3,496	3,440	3,502		2.5
Pamarco Technologies, Inc.	Senior Secured Revolver	N/A	(L +3.75%)	12/31/14	-	(8)	(33	)(2)	-
Pamarco Technologies, Inc.	Senior Secured Term Loan A	6.00%	(L +3.75%)	12/31/14	2,885	2,871	2,821		2.0
					7,703	7,604	7,583		5.4
Media: Broadcasting & Subscription
Campus Televideo, Inc. (f/k/a Lamont Digital Systems, Inc.)	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	4,661	4,549	4,549		3.2

Retail
Diversified Foodservice Supply, Inc. f/k/a
Consolidated Equipment Parts, Inc.	Senior Secured Term Loan	6.75%	(L +5.00%)	01/27/16	4,580	4,536	4,508		3.2
Tharpe Company, Inc.	Senior Secured Term Loan	7.00%	(L +5.75%)	10/19/17	5,000	4,928	4,928		3.5
					9,580	9,464	9,436		6.7
Services: Business
Kellermeyer Building Services, LLC	Senior Secured Term Loan	6.50%	(L +4.75%)	12/17/15	4,609	4,546	4,511		3.2
Revspring Inc. (f/k/a Dantom Systems, Inc.)	Senior Secured Term Loan	6.25%	(L +5.00%)	08/03/17	$4,907	$4,868	$4,673		3.3
					9,516	9,414	9,184		6.5
Telecommunications
Barcodes LLC	Senior Secured Term Loan	7.25%	(L +6.00%)	11/02/17	3,089	3,044	3,044		2.1
ConvergeOne Holdings Corporation	Senior Secured Term Loan A	8.50%	(L +7.00%)	06/08/17	2,340	2,320	2,387		1.7
NHR Holdings, LLC	Senior Secured Term Loan A	6.50%	(L +5.25%)	11/30/18	2,483	2,446	2,446		1.7
NHR Holdings, LLC	Senior Secured Term Loan B	6.50%	(L +5.25%)	11/30/18	2,517	2,480	2,480		1.7
					10,429	10,290	10,357		7.2

Sub-total Non-affiliate Investments					$234,635	$231,781	$227,542		160.5%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2012

(dollar amounts in thousands)

							Percent
		Principal					of Net
Name of Portfolio Company	Investment Type	Amount	Cost		Fair Value		Assets

Affiliate Investments

Banking, Finance, Insurance & Real Estate
Tamarix Capital Partners, L.P. (6)	67.5% Limited Partnership Interest	N/A	5,049		4,657		3.3%
Sub-total Affiliate Investments			5,049		4,657		3.3

Money Market

WF Prime INVT MM #1752 (5)	Money Market	N/A	2,450	(3)	2,450	(3)	1.7
WFB Secured Institutional MM (5)	Money Market	N/A	623	(4)	623	(4)	0.5
US Bank Money Market Deposit	Money Market	N/A	3,030	(3)	3,030	(3)	2.1
Sub-total Money Market			6,103		6,103		4.3

Total Investments (United States)		$234,635	$242,933		$238,302		168.1%

(1)    The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime and which is reset daily, quarterly or semi-annually. For each investment, we have provided the spread over LIBOR and current interest rate in effect at Decembert 31, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor.

(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Included in restricted cash and cash equivalents on the consolidated balance sheets.
(5)	Pledged as collateral under the OFS Capital WM Credit Facility.
(6)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 1.	Organization

OFS Capital Corporation (“OFS Capital”, the “Company”, or “we”) is a Delaware corporation formed on November 7, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

From time to time, the term OFS Capital, the Company, or we may be used herein to refer to OFS Capital Corporation, individually, or OFS Capital Corporation and/or its subsidiaries either collectively or individually, as well as, with respect to all periods prior to the initial public offering (“IPO”) date, OFS Capital, LLC.

On November 7, 2012, the Company priced its IPO, selling 6,666,667 shares of its common stock at a public offering price of $15 per share and raising $100 million in gross proceeds. Immediately prior to the IPO, on November 7, 2012, OFS Capital, LLC converted from a limited liability company to a corporation, as a result of which the sole membership interest held in OFS Capital, LLC by Orchard First Source Asset Management, LLC (“OFSAM”) prior to the conversion was exchanged for 2,912,024 shares of common stock in the Company.

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

Election to become a Business Development Company: The results of operations for the three and nine months ended September 30, 2013 reflect the Company’s results as a BDC under the 1940 Act, whereas the operating results for the three and nine months ended September 30, 2012 reflect the Company’s results prior to operating as a BDC under the 1940 Act. Accounting principles used in the preparation of these two periods are different and, therefore, the financial position and results of operations for those periods are not directly comparable. The primary difference in accounting principles relates to the carrying value of debt and equity investments.

Basis of presentation: The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments consisting only of normal recurring accruals and adjustments except: (1) OFS Capital’s consolidation of the financial statements of OFS Capital WM effective March 30, 2012 (see Note 3); (2) the cumulative effect of accounting change to convert from cost to fair value accounting of Tamarix LP’s portfolio investments effective May 10, 2012 as a result of Tamarix LP’s receipt of the SBIC license and conversion to an investment company (see “Cumulative effect of accounting change prior to Tamarix LP becoming an investment company” section below); and (3) deconsolidation of the financial statements of Tamarix LP effective July 27, 2012 (see Note 4), which adjustments are, in the opinion of management, necessary to fairly state the operating results for the respective periods. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of consolidation: The Company’s September 30, 2013 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OFS Capital WM and OFS Funding, LLC. The Company consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. The Company also consolidates a VIE if it is the primary beneficiary in the VIE. Effective March 30, 2012, the Company consolidated the financial statements of OFS Capital WM into its own (see Note 3). Effective July 27, 2012, the Company deconsolidated the financial statements of Tamarix LP from its own (see Note 4).

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Cumulative effect of accounting change prior to Tamarix LP becoming an investment company: Equity contributions made by potential investors in Tamarix LP prior to issuance of the SBIC license on May 10, 2012 were contingent upon receipt of the SBIC license, and were fully refundable in the event that Tamarix LP failed to obtain such license. As a result, prior to May 10, 2012, Tamarix LP was not deemed to be an investment company and accordingly, followed the same accounting principles as its primary beneficiary, OFS Capital, to account for its loans receivable at cost and its equity interests under the cost method of accounting on the consolidated financial statements of OFS Capital. On May 10, 2012, upon receipt of the SBIC license, Tamarix LP was deemed to be an investment company under Accounting Standards Codification 946, “Financial Services – Investment Companies” (“ASC Topic 946”), and began reporting its investment assets at fair value. Accordingly, effective May 10, 2012, Tamarix LP changed its accounting principle from cost to fair value for measuring its portfolio investments, and recorded a cumulative effect of this accounting change in the amount of $570 to reflect the difference between the fair value and cost basis of its portfolio investments at May 10, 2012.

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

Investments and related investment income: Investments are recorded at fair value. The Company’s Board determines the fair value of its portfolio investments. The determination of the fair value of the portfolio investments includes an analysis of the value of any unfunded loan commitments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. The Company accrues interest income until certain events take place, which may place a loan into a non-accrual status. Premiums, discounts and origination fees are amortized or accreted into interest income over the life of the respective debt investment. As of September 30, 2013 and December 31, 2012, unamortized discounts and origination fees on debt investments amounted to $2,244 and $2,854, respectively. For the three and nine months ended September 30, 2013, the Company recognized net loan origination fee income of $335 and $1,060, respectively. For the three and nine months ended September 30, 2012, the Company recognized net loan origination fee income of $206 and $687, respectively.

For investments with contractual payment-in-kind interest (“PIK”), which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity (or at some other stipulated date), the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended September 30, 2013, the Company did not recognize any PIK interest. For the three and nine months ended September 30, 2012, the Company recognized PIK interest in the amount of $99 and $193, respectively. Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net changes in unrealized depreciation on non-affiliate investments or unrealized appreciation on affiliate investments in the consolidated statement of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of the Company’s management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. There was one non-accrual loan with a fair value of $2,081 at September 30, 2013. There were no non-accrual loans at December 31, 2012.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax on estimated excess taxable income as taxable income is earned. At September 30, 2013, no U.S. federal excise tax was accrued. At December 31, 2012, the Company accrued $63 of U.S. federal excise tax, which was paid in March 2013.

The Company accounts for income taxes in conformity with Accounting Standards Codification 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at September 30, 2013 and December 31, 2012. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

Prior to the Company’s election to become a BDC, the Company, as a limited liability company, did not record a provision for federal income taxes or deferred tax benefits because its income was taxable to its members. Therefore, no federal or state income tax provision had been recorded for the three and nine months ended September 30, 2012.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend or distribution.

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

Deferred financing closing costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized over the estimated average life of the borrowings. As of September 30, 2013 and December 31, 2012, unamortized deferred financing costs recorded by the Company amounted to $2,036 and $2,839, respectively. For the three and nine months ended September 30, 2013, the Company recorded amortization expense of $168 and $803, respectively, on its deferred financing costs. For the three and nine months ended September 30, 2012, the Company recorded amortization expense of $144 and $287, respectively, on its deferred financing costs.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Equity investments: Historically, the Company had received various equity ownership interests from its borrowers as partial consideration for loan modifications or restructurings or from exercising its rights under various loan documents. The Company applied foreclosure accounting and recorded these equity interests at fair value at the time of the loan restructurings. Prior to the Company’s election to become a BDC, equity interests were reviewed subsequently for potential impairment. There were none of these types of equity interests at September 30, 2013 and December 31, 2012.

In connection with certain lending arrangements, the Company may receive warrants to purchase shares of stock from the borrowers. Because the warrant agreements typically contain net exercise or “cashless” exercise provisions, the warrants qualify as derivative instruments under Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC Topic 815”). Such warrants are considered loan fees and are recorded as unearned loan income on the grant date. The unearned income is recognized as interest income over the contractual life of the related loan in accordance with the Company’s income recognition policy. As such warrants held are deemed to be derivative, they are periodically measured at fair value. Any adjustment to fair value is recorded through earnings as net unrealized gain or loss on warrants. For the three and nine months ended September 30, 2013 and 2012, the Company did not recognize any unrealized gain or loss on warrants.

For the three months ended March 31, 2012, under the equity method of accounting, the Company’s 100% share of the net income or loss of OFS Capital WM was included in “Income from equity interest in OFS Capital WM” in the consolidated statements of operations. Commencing with the execution of the WM 2012 Loan Amendment, effective April 1, 2012, OFS Capital consolidated the statement of operations of OFS Capital WM into its own (see Note 3).

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

Effective July 27, 2012, the Company deconsolidated the financial statements of Tamarix LP from its own, and adopted the equity method of accounting to account for its investment in Tamarix LP (see Note 4) through November 7, 2012. Accordingly, commencing July 27, 2012 through November 7, 2012, the Company’s share of the net income or loss of Tamarix LP was included in “Income from equity interest in Tamarix LP” in the consolidated statement of operations under the equity method of accounting. Commencing November 8, 2012, upon the Company’s election to become a BDC, the Company accounts for its equity investment in Tamarix LP at fair value.

Interest expense: Interest expense is recognized on the accrual basis.

Syndication costs: Costs incurred in the private placement offering of Tamarix LP’s interests were charged against the partners’ capital as incurred.

Organizational costs: Costs incurred in organizing Tamarix LP were expensed as incurred and are included in general and administrative expenses on the Company’s consolidated statement of operations.

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

Recent accounting pronouncements: In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (ASU 2013-08), which amends the criteria that define an investment company, clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so we anticipate no impacts from adopting this standard on our financial position or results of operations. We are currently assessing the additional disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 3. OFS Capital WM (Continued)

	Nine Months Ended September 30, 2012 (unaudited)

		Pro Forma
	Historical	Adjustments		Pro Forma

Investment income
Interest income from non-affiliate investments	$9,091	$4,269	(1)	$13,360
Dividend and fee income	106	-		106

Total investment income	9,197	4,269		13,466

Expenses
Interest expense	2,956	1,730	(1)	4,686
Amortization of deferred financing closing costs	287	143	(1)	430
Management fees	1,555	267	(1)	1,822
Management fees - other related parties	627	-		627
Professional fees	489	(2	)(1)	487
General and administrative expenses	493	34	(1)	527

Total expenses	6,407	2,172		8,579

Net investment income	2,790	2,097		4,887

Net realized and unrealized gain (loss) on investments
Net realized loss on non-affiliate investments	(1,257)	-		(1,257)
Net change in unrealized depreciation on non-affiliate investments	234	548	(1)	782

Net realized and unrealized gain (loss) on investments	(1,023)	548		(475)

Other income (loss) prior to becoming a business development company
Income from equity interest in OFS Capital WM	2,645	(2,645	)(1)	-
Income from equity interest in Tamarix LP	378	-		378
Net loss attributable to non-controlling interests	61	-		61
Other income	29	-		29

Total other income (loss) prior to becoming a business development company	3,113	(2,645)		468

Net increase in net assets before cumulative effect of accounting change	4,880	-		4,880
Cumulative effect of accounting change	570	-		570

Net increase in net assets resulting from operations	$5,450	$-		$5,450

(1)	To eliminate OFS Capital’s income from equity investment in OFS Capital WM and consolidate OFS Capital WM’s statement of operations into OFS Capital’s for the nine months ended September 30, 2012.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 4.	Tamarix LP

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

In June 2012, Tamarix LP received a $30,110 SBA leverage commitment, which is issuable by the SBA in the form of debenture securities and which terminates in September 2016. The SBA may limit the amount that may be drawn each year under this commitment, and each issuance of leverage is conditioned on Tamarix LP’s full compliance, as determined by the SBA, with the terms and conditions set forth under the SBIC Act. On July 27, 2012, Tamarix LP made a $14,000 leverage draw. During the nine months ended September 30, 2013, Tamarix LP made a total of $7,000 in additional leverage draws.

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

Due to the resignation of Tamarix Individuals, effective July 27, 2012, OFS Capital was no longer deemed to have the power to direct the activities of Tamarix LP that most significantly impact Tamarix LP’s economic performance. Effective July 27, 2012, Tamarix GP, as the general partner of Tamarix LP controlled by Tamarix Individuals, obtained the power from OFS Capital to direct the activities of Tamarix LP that most significantly impact Tamarix LP’s economic performance. In addition, because of Tamarix LP’s payoff of its loans due to OFS Capital, OFS Capital no longer had the obligation to absorb losses from Tamarix LP that could be potentially significant to Tamarix LP as it had prior to July 27, 2012 as a secured lender to Tamarix LP. As a result, effective July 27, 2012, OFS Capital was no longer deemed to hold the controlling interest in Tamarix LP.

Since OFS Capital no longer held the controlling interest in Tamarix LP, effective July 27, 2012, OFS Capital deconsolidated Tamarix LP’s financial statements from its own and adopted the equity method of accounting to record its equity investment in Tamarix LP. Accordingly, the Company’s September 30, 2013 and December 31, 2012 consolidated balance sheets no longer included the accounts of Tamarix LP, and the Company’s consolidated statement of operations for the nine months ended September 30, 2012 reflects the statements of operations from Tamarix LP only through July 27, 2012. Commencing November 8, 2012, as a result of the Company’s election to become a BDC, it accounts for its equity investment in Tamarix LP at fair value.

On July 29, 2013, OFS Capital announced that it had reached an agreement to acquire all of the limited partnership interests in Tamarix LP (“Tamarix LP Acquisition”) that it did not already own and, in conjunction therewith, had submitted documentation to the SBA in connection with its plan to convert Tamarix LP into a wholly-owned subsidiary of OFS Capital. OFS Capital also intends to acquire all of the remaining membership interests in Tamarix GP (“Tamarix GP Acquisition”). The completion of Tamarix LP Acquisition and Tamarix GP Acquisition is still subject to the SBA approval. If OFS Capital obtains the necessary approvals from the SBA, it will increase its capital commitment to Tamarix LP, both directly and through Tamarix GP, to $75 million. Depending upon the details of the final approvals from the SBA, if such approvals are obtained, the portion of the capital commitment that OFS Capital will need to fund at the closing of the drop-down of Tamarix LP is expected to range from $40 million to $50 million.

The following pro forma presentation assumes OFS Capital’s deconsolidation of Tamarix LP took place on January 1, 2012.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 4.	Tamarix LP (Continued)

	Nine Months Ended September 30, 2012 (unaudited)

		Pro Forma
	Historical	Adjustments		Pro Forma

Investment income
Interest income from non-affiliate investments	$9,091	$(322	)(1)	$8,769
Dividend and fee income	106	(106	)(1)	-

Total investment income	9,197	(428)		8,769

Expenses
Interest expense	2,956	(3	)(1)	2,953
Amortization of deferred financing closing costs	287	-		287
Management fees	1,555	-		1,555
Management fees - other related parties	627	(627	)(1)
Professional fees	489	(45	)(1)	444
General and administrative expenses	493	(173	)(1)	320

Total expenses	6,407	(848)		5,559

Net investment income	2,790	420		3,210

Net realized and unrealized gain (loss) on investments
Net realized loss on non-affiliate investments	(1,257)	-		(1,257)
Net change in unrealized depreciation on non-affiliate investments	234	273	(1)	507

Net realized and unrealized gain (loss) on investments	(1,023)	273		(750)

Other income (loss) prior to becoming a business development company
Income from equity interest in OFS Capital WM	2,645	-		2,645
Income from equity interest in Tamarix LP	378	(62	)(1)	316
Net loss attributable to non-controlling interests	61	(61	)(1)	-
Other income	29	-		29

Total other income (loss) prior to becoming a business development company	3,113	(123)		2,990

Net increase in net assets before cumulative effect of accounting change	4,880	570		5,450
Cumulative effect of accounting change	570	(570	)(1)	-

Net increase in net assets resulting from operations	$5,450	$-		$5,450

(1)	To deconsolidate the statement of operations of Tamarix LP for the period January 1, 2012 through July 27, 2012 from OFS Capital’s consolidated statements of operations for the nine months ended September 30, 2012

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 5.	Related Party Transactions

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

The Investment Advisor’s services under the Advisory Agreement are not exclusive to the Company and the Investment Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. The Investment Advisor receives fees for providing services, consisting of two components—a base management fee and an incentive fee. From the completion of the Company’s IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. Beginning on November 1, 2013, the base management fee is calculated at an annual rate of 1.75% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee expense was $497 and $1,516 for the three and nine months ended September 30, 2013, respectively.

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

The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive.

The Company did not incur any incentive fee expense for the three and nine months ended September 30, 2013.

Prior to the Company’s election to become a BDC, the Investment Advisor served as its advisor effective September 28, 2010, under an Investment Advisory Agreement pursuant to which OFS Capital paid an annual base management fee to the Investment Advisor to compensate for its investment advisory services. The base management fee was calculated initially at 2% per annum of the Company’s average total assets (excluding cash) at the end of the two most recently completed calendar quarters and was amended on March 30, 2012, pursuant to which OFS Capital paid a base management fee of 2% per annum on its average total assets excluding cash and the assets held by OFS Capital WM. For the assets held by OFS Capital WM at the subsidiary level, OFS Capital paid a base management fee of 0.5% per annum on the average total assets (excluding cash) of OFS Capital WM. For the three and nine months ended September 30, 2012, the Company incurred management fee expense to its investment advisor of $331 and $1,041, respectively.

Administration Agreement: On November 7, 2012, OFS Capital entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Capital Services” or the “Administrator”), a wholly-owned subsidiary of OFSAM. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. For the three and nine months ended September 30, 2013, the Company incurred an administration fee expense of $200 and $657, respectively.

Other Related Party Transactions:

Distributions from OFS Capital WM

In January 2012, OFS Capital received a cash distribution from OFS Capital WM in the amount of $1,225.

Distribution due from Tamarix LP

At September 30, 2013, the Company had a $91 tax distribution receivable due from Tamarix LP included in prepaid expenses and other assets on the consolidated balance sheet.

Investment in and Due from Tamarix GP

OFS Capital holds a 23.35% membership interest in Tamarix GP, which has a 1% limited partnership interest in Tamarix LP. The membership interest in Tamarix GP was carried at $17 and zero ($0) as of September 30, 2013 and December 31, 2012, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 5.	Related Party Transactions (Continued)

Through December 31, 2012, OFS Capital had funded $20 for its investment in Tamarix GP. During the nine months ended September 30, 2013, OFS Capital funded an additional $17 in Tamarix GP. In April 2012, OFS Capital received a tax distribution from Tamarix GP in the amount of $52.

During 2012, OFS Capital made advances totaling $69 to Tamarix GP for certain operating expenses paid by OFS Capital for the benefit of Tamarix GP, which amount was outstanding at September 30, 2013.

Investment in Tamarix Associates, LLC

OFS Capital holds a 23.33% fee interest in Tamarix Associates, LLC (“Tamarix Manager”), the investment manager for Tamarix LP, which is controlled by the three Tamarix Individuals who, together with Glenn Pittson, OFS Capital’s Chief Executive Officer, own the remaining fee interests. As of September 30, 2013 and December 31, 2012, OFS Capital was not obligated to make any capital contribution to Tamarix Manager, and its equity investment in Tamarix Manager was carried at zero ($0) at September 30, 2013.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 6.	Investments

At September 30, 2013, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt	$213,904	$211,661	$207,975
Equity investment in Tamarix LP	N/A	10,115	11,322
Total	$213,904	$221,776	$219,297

At September 30, 2013, the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Aerospace & Defense	$6,913	3.1%	$6,933	3.2%
Automotive	7,254	3.3	7,217	3.3
Banking, Finance, Insurance & Real Estate	44,110	19.9	45,128	20.6
Beverage, Food & Tobacco	7,095	3.2	6,947	3.2
Capital Equipment	8,011	3.6	7,990	3.7
Chemicals, Plastics & Rubber	19,818	8.9	19,817	9.0
Construction & Building	6,508	2.9	6,525	3.0
Consumer goods: Non-durable	7,833	3.5	7,520	3.4
Containers, Packaging & Glass	4,296	1.9	4,262	1.9
Energy: Oil & Gas	11,541	5.2	11,511	5.2
Environmental Industries	7,971	3.6	7,858	3.6
Healthcare & Pharmaceuticals	46,778	21.1	44,152	20.1
High Tech Industries	5,082	2.3	4,942	2.3
Media: Advertising, Printing & Publishing	10,299	4.7	10,387	4.7
Media: Broadcasting & Subscription	4,305	2.0	4,394	2.0
Retail	8,518	3.9	8,521	3.9
Services: Business	7,632	3.4	7,552	3.4
Telecommunications	7,812	3.5	7,641	3.5
	$221,776	100.0%	$219,297	100.0%

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 6.	Investments (Continued)

At December 31, 2012, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt	$234,635	$231,781	$227,542
Equity investment in Tamarix LP	N/A	5,049	4,657
Total	$234,635	$236,830	$232,199

At December 31, 2012, the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Aerospace & Defense	$7,294	3.1%	$7,177	3.1%
Automotive	12,485	5.3	11,618	5.0
Banking, Finance, Insurance & Real Estate	49,652	21.0	48,727	21.0
Beverage, Food and Tobacco	7,166	3.0	7,072	3.0
Business Equipment & Services	7,926	3.3	7,907	3.4
Chemical, Plastics & Rubber	10,179	4.3	10,306	4.4
Construction & Building	11,619	4.9	11,311	4.9
Consumer Goods: Non-durable	8,620	3.6	8,186	3.5
Containers, Packaging & Glass	4,477	1.9	4,379	1.9
Energy: Oil & Gas	12,023	5.1	12,081	5.2
Environmental Industries	8,709	3.7	8,584	3.7
Healthcare & Pharmaceuticals	46,530	19.6	44,909	19.3
High Tech Industries	5,265	2.2	5,289	2.3
Consumer Goods: Durable	3,564	1.5	3,544	1.5
Media: Advertising, Printing & Publishing	7,604	3.2	7,583	3.3
Media: Broadcasting & Subscription	4,549	1.9	4,549	2.0
Retail	9,464	4.0	9,436	4.1
Services: Business	9,414	4.0	9,184	4.0
Telecommunications	10,290	4.4	10,357	4.4
	$236,830	100.0%	$232,199	100.0%

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 7.	Fair Value of Financial Instruments

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three and nine months ended September 30, 2013 and 2012. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 7.	Fair Value of Financial Instruments (Continued)

	September 30, 2013
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Debt investments	$-	$-	$207,975	$207,975
Equity investments	-	-	11,322	11,322
Money market funds*	6,733	-	-	6,733

Total	$6,733	$-	$219,297	$226,030

* included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated balance sheet.

The Company had one category of debt investments at September 30 2013, consisting of senior loans to 55 portfolio companies. The debt investments were measured at fair value via application of the discounted cash flow method, based on discount rates (derived primarily from unobservable credit quality and unobservable market interest rate inputs) ranging from 6.85% to 25.00%, with a weighted average rate of 8.29% and unobservable EBITDA multiple inputs ranging from 4.00 to 9.78, with a weighted average multiple of 6.74. Changes in credit quality (which would impact the discount rate), as well as changes in EBITDA multiples, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to changes in the discount rate.

The Company determined the fair value of its equity investment in Tamarix LP at September 30, 2013 by determining the total of: (1) the fair value of the debt and equity securities held by Tamarix LP as of September 30, 2013 in the aggregate amount of $30,824; plus (2) the carrying value of Tamarix LP’s cash, receivables, and other assets in the total amount of $7,901; less (3) the carrying value of Tamarix LP’s liabilities in the total amount of $21,255; times (4) the Company’s percentage share of Tamarix LP’s paid in capital as of September 30, 2013.

At September 30, 2013, Tamarix LP’s debt investments in five portfolio companies were measured at fair value via application of the discounted cash flow method, based on discount rates (derived primarily from unobservable credit quality and unobservable market interest rate inputs) ranging from 13.60% to 15.90%, with a weighted average rate of 14.98%, and unobservable EBITDA multiple inputs ranging from 3.72 to 6.89, with a weighted average of 4.95. Changes in credit quality (which would impact the discount rate), as well as changes in EBITDA multiples, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to changes in the discount rate.

At September 30, 2013, Tamarix LP’s equity investments in five portfolio companies were measured at fair value via: (1) application of the discounted cash flow method, based on discount rates ranging from 20% to 40% and unobservable EBITDA multiple inputs ranging from 3.72 to 6.89, as well as (2) application of the market approach, utilizing unobservable EBITDA multiple inputs of 3.31 to 9.51. Changes in EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with changes in EBITDA multiples, and in inverse relation to changes in the discount rate.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 7.	Fair Value of Financial Instruments (Continued)

	December 31, 2012
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Debt investments	$-	$-	$227,542	$227,542
Equity investments	-	-	4,657	4,657
Money market funds *	6,103	-	-	6,103
				-
Total	$6,103	$-	$232,199	$238,302

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

At December 31, 2012, Tamarix LP’s equity investments in three portfolio companies were measured at fair value via: (1) application of the discounted cash flow method, based on discount rates ranging from 20.0%-30.0% and unobservable EBITDA multiple inputs ranging from 4.08 to 6.48, as well as (2) application of the market approach, utilizing unobservable EBITDA multiple inputs of 3.23 to 8.44. Changes in EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with changes in EBITDA multiples, and in inverse relation to changes in the discount rate.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 7.	Fair Value of Financial Instruments (Continued)

The following table presents changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2013, and 2012.

	For the Nine Months Ended September 30,
	2013			2012
	Debt	Equity	Total	Debt	Equity	Total

Level 3 assets, beginning of period	$227,542	$4,657	$232,199	$-	$-	$-

Net change in unrealized depreciation on non-affiliate investments	554	-	554	460	-	460
Net change in unrealized appreciation on affiliate investments	-	1,599	1,599	-	(226)	(226)
Net realized loss on investment - related party	-	-	-	(1,257)	-	(1,257)
Consolidation of investments held by OFS Capital WM	-	-	-	197,765	-	197,765
Purchase of portfolio investments	30,591	-	30,591	30,839	-	30,839
Additional equity investment in Tamarix LP	-	5,157	5,157	2,999	-	2,999
Accrued PIK	-	-	-	99	-	99
Portfolio investments of Tamarix LP converted from cost to fair value accounting	-	-	-	14,382	2,596	16,978
Proceeds from principal payments on portfolio investments held by OFS Capital WM	(46,976)	-	(46,976)	(17,476)	-	(17,476)
Proceeds from principal payments on portfolio investments held by Tamarix LP	-	-	-	(315)	-	(315)
Sale of portfolio investments to related party	-	-	-	(3,722)	-	(3,722)
Sale of portfolio investments to others	(4,708)	-	(4,708)	-	-	-
Portfolio investment received in connection with debt acquisition and restructuring by Tamarix LP	-	-	-	-	539	539
Deconsolidation of investments in Tamarix LP	-	-	-	(17,200)	(2,909)	(20,109)
Distribution receivable from Tamarix LP	-	(91)	(91)	-	-	-
Amortization of discounts and premium	972	-	972	622	-	622
Level 3 assets, end of period
	$207,975	$11,322	$219,297	$207,196	$-	$207,196

The net change in unrealized depreciation for the nine months ended September 30, 2013 and 2012 reported within the net change in unrealized depreciation on non-affiliate investments in the Company’s consolidated statements of operations attributable to the Company’s level 3 assets held at September 30, 2013 and 2012 was $182 and $(906), respectively. The net change in unrealized appreciation for the nine months ended September 30, 2013 reported within the net change in unrealized appreciation on affiliate investments in the Company’s consolidated statements of operations attributable to the Company’s level 3 assets held at September 30, 2013 was $1,599.

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

As of September 30, 2013 and December 31, 2012, the carrying value of the Company’s financial instruments approximated their estimated fair value.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 8.	Commitments and Contingencies

At September 30, 2013 and December 31, 2012, the Company had a $1,500 unused line of credit granted to a borrower.

On March 27, 2012, we entered into a new subscription agreement (“Subscription Agreement”) with respect to an investment in Tamarix LP, which superseded prior agreements and was contingent upon issuance of the license from the SBA. Under the terms of the Subscription Agreement, our investment in Tamarix LP will not exceed $25,000. On April 2, 2012, OFS Capital funded $1,584 to Tamarix LP. In March and April 2012, Tamarix LP also received an aggregate of $207 and $709, respectively, from other investors. These funds, totaling $2,500, were called by Tamarix LP as requested by the SBA and would be used as initial capital of Tamarix LP once Tamarix LP received the SBIC license. On May 10, 2012, as a result of Tamarix LP’s receipt of the SBIC license, our equity investment in Tamarix LP was no longer contingent and our advance to Tamarix LP in the amount of $1,584 was reclassified as an equity investment in Tamarix LP. In July 2012, we made an additional equity investment of $3,242 in Tamarix LP.

During the nine months ended September 30, 2013, we made additional equity investments in Tamarix LP totaling $5,157. As of September 30, 2013, our committed but uncalled capital investment in Tamarix LP was approximately $15,000.

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

Under the OFS Capital WM Credit Facility, the Loan Manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, which value is determined by the Controlling Lender (as defined in the OFS Capital WM loan documents), plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three and nine months ended September 30, 2013 the Company incurred management fee expense of $247 and $829, respectively, to the Loan Manager. For the three and nine months ended September 30, 2012 the Company incurred management fee expense of $261 and $514, respectively, to the Loan Manager.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 10.	Financial Highlights

The financial highlights for the Company are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013 (1)		September 30, 2013 (1)

Per share data:
Net asset value at beginning of period	$14.76		$14.80
Dividends and distributions	(0.34)		$(1.02)
Net investment income	0.15		$0.45
Net realized gain on investments	-		-
Net change in unrealized depreciation on non-affiliate investments	(0.16)		0.06
Net change in unrealized appreciation on affiliate investments	0.05		0.17
Net asset value at end of period	$14.46		$14.46

Per share market value, end of period	$12.66		$12.66
Total return based on market value	9.2	%(2)	(0.1	)%(2)
Shares outstanding at end of period	9,626,987		9,626,987
Ratios to average net assets:
Expense without incentive fees	7.3	%(3)	7.8	%(3)
Incentive fees	-	(3)	-	(3)
Total expenses	7.3	%(3)	7.8	%(3)
Net investment income without incentive fees	4.0	%(3)	4.1	%(3)
Average net asset value	$140,605	(4)	$141,228	(5)

(1)	For historical periods that include financial results prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share, dividends and distributions declared per common shares and weighted average shares outstanding information for periods that include financial results prior to November 7, 2012 are not provided.

(2)	Calculation is ending market value less beginning market value, adjusting for dividends and distributions.

(3)	Annualized.

(4)	Based on the average of net asset values at June 30, 2013 and September 30, 2013.

(5)	Based on the average of net asset values at December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 11.	Dividends and Distributions

The Company records dividends and distributions on the declaration date. Prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and therefore had no dividends or distributions for the nine months ended September 30, 2012.

The Company determines if a portion of its distributions may be deemed a tax return of capital to its shareholders at the end of each fiscal year. However, if the characteristics of such distribution were determined as of March 31, 2013, June 30, 2013, and September 30, 2013, the Company estimates that approximately $0.18, $0.37 and $0.55 per share, respectively, would have been characterized as a tax return of capital to its shareholders for the three months ended March 31, 2013, six months ended June 30, 2013, and nine months ended September 30, 2013.

The following table summarizes dividends and distributions declarations during the nine months ended September 30, 2013.

			Amount
Date Declared	Record Date	Payment Date	Per Share	Total Amount
March 26, 2013	April 17, 2013	April 30, 2013	$0.34	$3,269
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
September 25, 2013	October 17, 2013	October 31, 2013	0.34	3,273
Total declared for the nine months ended September 30, 2013			$1.02	$9,814

The Company has adopted a DRIP that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. The following table summarizes dividend reinvestment plan activity for the nine months ended September 30, 2013.

For the nine months
ended September 30, 2013
Shares issued	48,296
Average price per share	$14.18

Note 12.	Earnings per Share

The following table summarizes the calculations for basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three and nine months ended September 30, 2013. Prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and therefore had no dividends or distributions for the nine months ended September 30, 2012.

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013

Net increase (decrease) in net assets resulting from operations	$366	$6,494
Basic and diluted weighted average shares outstanding	9,626,336	9,616,637
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$0.04	$0.67

Note 13.	Subsequent Events

On October 31, 2013, the Company paid a dividend of $0.34 per share for the 2013 third quarter to shareholders of record at October 17, 2013. In connection with the dividend, the Company made cash payments of $3,240 and issued 2,810 shares of common stock.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a business development company, or BDC, or a small business investment company, or SBIC, or qualifying as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the administration of OFS Capital WM, LLC’s, or OFS Capital WM’s, portfolio by an unaffiliated loan manager;

•	management of the day-to-day operations of Tamarix Capital Partners, LP, or Tamarix LP, and its portfolio investments by its manager, which we do not control;

•	our ability to replicate historical results;

•	the ability of OFS Capital Management, LLC, or OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of Orchard First Source Asset Management, LLC, or OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	our ability to obtain necessary approvals, including from the U.S. Small Business Administration, or SBA, in connection with our proposed acquisition of the ownership interests in Tamarix LP and Tamarix Capital G.P. LLC, or Tamarix GP, the limited liability company that functions as the general partner of Tamarix LP, that we do not already own;

•	our receipt of exemptive relief from the Securities Exchange Commission, or SEC, to permit us to exclude the debt of Tamarix LP from our asset coverage test;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	Tamarix LP’s ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the ability of Tamarix LP, OFS Capital WM and any other portfolio companies to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

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

We have elected to be treated for tax purposes as a RIC under the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to that election, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.

As of September 30, 2013, our net asset value was approximately $139.2 million, or approximately $14.46 per share, and our portfolio included debt investments in 55 portfolio companies as well as our equity investment in Tamarix LP. As of September 30, 2013, our investment portfolio consisted of outstanding loans of approximately $213.9 million in aggregate principal amount, all of which were senior secured loans, as well as an equity investment of approximately $11.3 million at fair value.

Recent Developments and Other Factors Affecting Comparability

BDC Conversion. On November 7, 2012, OFS Capital, LLC converted into a Delaware corporation, OFS Capital Corporation, and the outstanding limited liability company interest in OFS Capital, LLC was converted into 2,912,024 shares of common stock in OFS Capital Corporation. As part of the BDC Conversion, OFSAM was issued an aggregate of 2,912,024 shares of common stock in OFS Capital Corporation in exchange for its limited liability company interest in OFS Capital, LLC at an average estimated equivalent price of $19.14 per share. Upon completion of our IPO and at September 30, 2013, OFSAM owned an interest of 30.4% and 30.6%, respectively, in us.

Pre-IPO Tamarix Transactions. Prior to May 10, 2012, we were deemed to be the primary beneficiary of Tamarix LP and, therefore, in accordance with Accounting Standards Codification Topic 810, or ASC Topic 810, the financial statements of Tamarix LP were consolidated with ours. On May 10, 2012, as a result of Tamarix LP’s receipt of an SBIC license, we became a 68.4% limited partner in Tamarix LP and were deemed, under the applicable accounting literature, to continue to hold a controlling financial interest in Tamarix LP, as described more fully in our financial statements. Accordingly, we continued to consolidate the financial statements of Tamarix LP with ours at June 30, 2012. On July 27, 2012, however, Tamarix LP repaid its loans together with accrued interest due to us in an aggregate amount of approximately $16.6 million, and the three investment professionals of Tamarix GP resigned from our affiliated entity. As a result, effective as of July 27, 2012, we deconsolidated Tamarix LP’s financial statements from our own, and accounted for our investment in Tamarix LP under the equity method of accounting (“Tamarix Deconsolidation”). Commencing November 8, 2012, upon our BDC Conversion, we account for our investment in Tamarix LP at fair value.

Acquisition of Tamarix LP & Tamarix GP Interests. It is our intention to seek to acquire all of the limited partnership interests in Tamarix LP and all of the ownership interests in Tamarix GP that are currently owned or subscribed for by other persons, which would result in Tamarix LP becoming our wholly-owned subsidiary and, as such, a “drop-down” SBIC. As of the date of this filing, we own approximately 67.5% of the limited partnership interests of Tamarix LP and have reached an agreement to acquire all of the remaining limited partnership interests. Third-party commitments total approximately $12 million, with less than half of those commitments currently funded. We also intend to acquire all of the membership interests in Tamarix GP. The entire Tamarix investment team would be retained by a subsidiary of OFSAM. Acquiring the limited partnership interests in Tamarix LP and the membership interests in Tamarix GP will require further approval from the SBA, and a request for such approval is pending. We cannot assure shareholders that the SBA will grant the necessary further approval. In the event that the SBA does not approve the acquisition, we would still benefit from our significant economic interest in Tamarix LP—currently we have subscribed for $24.9 million out of a total of $36.9 million committed and partially funded commitments in Tamarix LP (giving us 67.5% of the limited partnership interests) and have a non-controlling interest in Tamarix GP—as well as our relationship with the investment professionals on the investment committee of Tamarix GP. If we are successful in acquiring all of the limited partnership interests in Tamarix LP and all of the ownership interests in Tamarix GP that are currently owned or subscribed for by other persons, we would once again consolidate Tamarix LP’s financial statements into our financial statements.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 820 Fair Value Measurements and Disclosures, or ASC Topic 820. At September 30, 2013, approximately 96% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the board of directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Our debt securities are primarily invested in middle market companies whose securities are not publicly traded. Our investments in these portfolio companies are generally considered Level 3 assets under ASC Topic 820 because the inputs used to value the investments are generally unobservable. As such, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

Our policies relating to the valuation of our portfolio investments are as follows:

Investments for which sufficient market quotations are readily available are valued at such market quotations. We may also obtain indicative prices with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We expect that there will not be a readily available market value for many of our investments; those debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the board of directors. We value such investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. We expect that our valuation of each of our assets for which sufficient market quotations are not readily available will be reviewed by one or more independent third-party valuation firms at least once every 12 months.

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

 The types of factors that we may take into account in fair valuing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

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

Non-accrual. We place loans on non-accrual status when principal and interest payments are past due 90 days or more or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, is likely to remain current. There was one non-accrual loan with a fair value of approximately $2.1 million at September 30, 2013. There were no non-accrual loans at December 31, 2012.

Portfolio Composition and Investment Activity

The total fair value of our investments was approximately $219.3 million at September 30, 2013 and approximately $232.2 million at December 31, 2012. As of September 30, 2013, the investment portfolio held by Tamarix LP consisted of outstanding loans of approximately $25.9 million in aggregate principal amount and equity investments of approximately $4.9 million at fair value. For the nine months ended September 30, 2013, OFS Capital WM closed debt investments with seven companies with an aggregate principal balance of approximately $28.9 million, and Tamarix LP closed five investments with three portfolio companies. Tamarix LP’s five new investments consist of two debt investments with a total face value of $8.6 million and three equity investments purchased for $0.4 million in total. For the year ended December 31, 2012, OFS Capital WM closed debt investments with 24 companies with an aggregate face value of approximately $91.0 million, and Tamarix LP closed an investment with one portfolio company with a face value of approximately $3.3 million.

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

4 (Special Mention) – A risk rated 4, or Special Mention, credit is a credit with no apparent loss of principal or interest envisioned. Nonetheless, it possesses credit deficiencies or potential weaknesses which deserve management’s close and continued attention. The credit’s operations and/or balance sheet have demonstrated an adverse trend or deterioration which, while serious, has not reached the point where the liquidation of debt is jeopardized. These weaknesses are generally considered correctable by the borrower in the normal course of business but may if not checked or corrected, weaken the asset or inadequately protect our credit position.

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

The following table shows the classification of our debt investments portfolio by credit rating as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Debt		Debt
	Investments,	% of Debt	Investments,	% of Debt
	at Fair Value	Investments	at Fair Value	Investments
Credit Rating	(Dollor amounts in thousands)
1	$-	0.0%	$-	0.0%
2	-	0.0%	-	0.0%
3	197,455	94.9%	211,114	92.8%
4	8,439	4.1%	16,428	7.2%
5	2,081	1.0%	-	0.0%
6	-	0.0%	-	0.0%
7	-	0.0%	-	0.0%
	$207,975	100.0%	$227,542	100.0%

The following table shows the cost and fair value of our portfolio of investments by asset class as of September 30, 2013 and December 31, 2012, respectively.

	As of September 30,		As of December 31,
	2013		2012
	Cost	Fair Value	Cost	Fair Value
	(Amounts in thousands)
Senior secured
Performing	$207,673	$205,894	$231,781	$227,542
Non-accrual	3,988	2,081	-	-
Unitranche
Performing	-	-	-	-
Non-accrual	-	-	-	-
Second-Lien
Performing	-	-	-	-
Non-accrual	-	-	-	-
Mezzanine
Performing	-	-	-	-
Non-accrual	-	-	-	-
Unsecured
Performing	-	-	-	-
Non-accrual	-	-	-	-
Equity Investments	10,115	11,322	5,049	4,657
Total	$221,776	$219,297	$236,830	$232,199

As of September 30, 2013 and December 31, 2012, the weighted average yield to fair value of our debt investments was approximately 7.21% and 7.64%, respectively. Throughout this document, the weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized amortization of deferred loan origination fees and accretion of original issue discount, or OID, divided by (b) total debt investments at fair value (with any unamortized premium or discount accounted for at the time of loan repayment). The weighted average yield on debt investments at fair value is computed as of the balance sheet date and excludes assets on non-accrual status as of such date.

As of September 30, 2013, floating rate loans comprised our entire debt investment portfolio. However, in accordance with our investment strategy, we expect that over time the proportion of fixed rate debt investments in our portfolio will increase.

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

Revenues. We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, from our investment securities in portfolio companies. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of September 30, 2013, floating rate loans comprised 100% of our current debt investment portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we anticipate receiving repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. On occasion, our portfolio activity may also reflect the proceeds of sales of securities. In some cases, our investments will provide for deferred interest payments or PIK interest (meaning interest paid in the form of additional principal amount of the loan instead of in cash). In addition, we may generate revenue in the form of commitment fees, origination and sourcing fees, structuring or due diligence fees, fees for providing managerial assistance, and consulting fees. Loan origination and sourcing fees, OID, and market discount or premium will be capitalized, and we will accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

We do not believe that our historical operating performance is necessarily indicative of the results of operations we expect to report in future periods. Prior to the completion of our initial public offering, we completed several significant corporate transactions, including the Tamarix Deconsolidation and the March 2012 OFS Capital WM Facility Amendments, as described in more detail under “Recent Developments and Other Factors Affecting Comparability.” We also intend to pursue a strategy that is focused primarily on investments in middle-market companies in the United States, including investments in senior secured, unitranche, second-lien and mezzanine loans and, to a lesser extent, warrants and other minority equity securities, which differs to some degree from our historical investment concentration, which was in senior secured loans to middle-market companies in the United States. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code, to which we were not previously subject. In addition, Tamarix LP is subject to regulation and oversight by the SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.

Comparison of the three and nine month periods ended September 30, 2013 (unaudited) and September30, 2012 (unaudited)

Consolidated operating results for the three and nine month periods ended September 30, 2013 and September 30, 2012, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Amounts in thousands)
Total investment income	$4,017	$4,035	$12,618	$9,197
Total expenses	2,589	2,598	8,282	6,407
Net investment income	1,428	1,437	4,336	2,790
Net realized and unrealized gain (loss) on investments	(1,062)	1,081	2,158	(1,023)
Total other income prior to becoming a business development company	-	442	-	3,113
Cumulative effect of accounting change	-	-	-	570
Net increase in net assets resulting from operations	$366	$2,960	$6,494	$5,450

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net income may not be meaningful.

Investment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Amounts in thousands)
Interest income from non-affiliate investments	$4,017	$4,020	$12,618	$9,091
Dividend and fee income	-	15	-	106
Net investment income	$4,017	$4,035	$12,618	$9,197

Total investment income was approximately $4.0 million for both the three month period ended September 30, 2013 and the three month period ended September 30, 2012.

Total investment income increased by approximately $3.4 million, or 37%, for the nine month period ended September 30, 2013, as compared to the nine month period ended September 30, 2012. The $3.4 million increase in total investment income was primarily due to nine months of interest income generated by OFS Capital WM during 2013, as compared to six months during 2012, as a result of our consolidation of OFS Capital WM’s results of operations effective April 1, 2012.

Expenses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Amounts in thousands)
Interest expense	$821	$1,511	$2,530	$2,956
Amortization of deferred financing closing costs	168	144	803	287
Management fees	744	591	2,345	1,555
Management fees - other related parties	-	151	-	627
Professional fees	418	86	1,177	489
Administrative fee	200	-	657	-
General and administrative expenses	238	115	770	493
Total expenses	$2,589	$2,598	$8,282	$6,407

Total expenses were $2.6 million for both the three month period ended September 30, 2013 and the three month period ended September 30, 2012. Interest expense decreased by approximately $0.7 million for the three month period ended September 30, 2013, compared to the three month period ended September 30, 2012, primarily due to the decrease in the outstanding balance on the revolving lines of credit. Management fees expense increased by approximately $0.2 million for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, which was attributable to an increase in management fee expense we incurred to our investment advisor during the three months ended September 30, 2013 in the amount of $0.2 million. We incurred management fees – other related parties of approximately $0.2 million, during the three month period ended September 30, 2012, which represented management fee expense incurred by Tamarix LP to its investment manager during the three months ended September 30, 2012, while it was consolidated into our financial statements through July 27, 2012. Professional fees and general and administrative expenses increased by approximately $0.5 million for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, due to our increased costs as a public company and legal fees incurred in connection with the acquisition of the remaining Tamarix LP and Tamarix GP interests. We incurred an administrative fee expense of approximately $0.2 million during the three months ended September 30, 2013, which was related to costs incurred under the Administration Agreement subsequent to our IPO.

Total expenses increased by approximately $1.9 million, or 29%, for the nine month period ended September 30, 2013 as compared with the nine month period ended September 30, 2012. Interest expense decreased by approximately $0.4 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, primarily due to the decrease in the outstanding balance on the revolving lines of credit, which was partially offset by the higher interest expense we incurred for the nine month period ended September 30, 2013 compared to only six months of interest expense in the prior period as a result of our consolidation of OFS Capital WM statement of operations effective April 1, 2012. Amortization of deferred financing costs increased by $0.5 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due to the termination of the Class B loan facility of OFS Capital WM in January 2013 and the resulting write off of $0.3 million in unamortized deferred financing costs. Management fees expense increased by approximately $0.8 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, which was attributable to (1) an increase in management fee expense we incurred to our investment advisor during the nine months ended September 30, 2013 in the amount of $0.5 million, and (2) nine months of management fee expense incurred by OFS Capital WM to its loan manager for 2013 compared to only six months of management fee expense for the period April 1, 2012 through September 30, 2012. We incurred management fees – other related parties of approximately $0.6 million during the nine month period ended September 30, 2012, which represented management fee expense incurred by Tamarix LP to its investment manager during the nine months ended September 30, 2012, while it was consolidated into our financial statements through July 27, 2012. We incurred an administrative fee expense of approximately $0.7 million during the nine months ended September 30, 2013. Professional fees and general and administrative expenses increased by approximately $1.0 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due to our increased costs as a public company, legal fees incurred in connection with the acquisition of the remaining Tamarix LP and Tamarix GP interests, and our consolidation of OFS Capital WM’s statement of operations effective April 1, 2012.

Net Realized and Unrealized Gains (Losses) on Investments

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Amounts in thousands)
Net realized gain (loss) on non-affiliate investments	$-	$(92)	$5	$(1,257)
Net change in unrealized depreciation on non-affiliate investments	(1,501)	1,173	554	234
Net change in unrealized appreciation on affiliate investments	439	-	1,599	-
Net realized and unrealized gain (loss) on investments	$(1,062)	$1,081	$2,158	$(1,023)

For the three month period ended September 30, 2013, we recorded total net unrealized loss on investments in the amount of approximately $1.1 million, consisting of approximately $1.5 million of net unrealized loss on non-affiliate investments and $0.4 million of net unrealized gain on affiliate investments. For the three month period ended September 30, 2012, we recorded total net realized and unrealized gain on investments in the amount of approximately $1.1 million, consisting of approximately $0.1 million of net realized loss on non-affiliate investments, which represented the net realized loss we incurred from the sale of a debt investment, and $1.2 million of net unrealized gain on non-affiliate investments.

For the nine month period ended September 30, 2013, we recorded total net realized and unrealized gain on investments in the amount of approximately $2.2 million, consisting primarily of approximately $0.6 million of net unrealized gain on non-affiliate investments and $1.6 million of net unrealized gain on affiliate investments. For the nine month period ended September 30, 2012, we recorded total net realized and unrealized loss on investments in the amount of approximately $1.0 million, consisting of approximately $1.2 million of net realized loss on non-affiliate investments, which represented the net realized loss we incurred from the sales of debt investments, and $0.2 million of net unrealized gain on non-affiliate investments.

Other Income (Loss) Prior to Becoming a Business Development Company

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Amounts in thousands)
Income from equity interest in OFS Capital WM	$-	$-	$-	$2,645
Income from equity interest in Tamarix LP	-	378	-	378
Net loss attributable to non-controlling interests	-	32	-	61
Other loss	-	32	-	29
Total other income prior to becoming a business development company	$-	$442	$-	$3,113

We generated approximately $0.4 million and $3.1 million, respectively, of total other income prior to becoming a BDC for the three and nine month periods ended September 30, 2012. Our recording of other income for the three and nine month periods ended September 30, 2012 was primarily due to (1) our equity interest income in Tamarix LP in the amount of $0.4 million for the period July 27, 2012 through September 30, 2012, post deconsolidation of Tamarix LP, and (2) our equity interest income in OFS Capital WM in the amount of $2.6 million for the period January 1, 2012 through March 31, 2012, prior to our consolidation of OFS Capital WM.

Financial Condition, Liquidity and Capital Resources

At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $6.8 million and $8.3 million, respectively. Cash provided by operating activities was approximately $21.1 million for the nine months ended September 30, 2013, and cash used in operating activities was approximately $8.7 million for the nine months ended September 30, 2012.

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

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all. Our asset coverage ratio is approximately 264% at September 30, 2013.

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

Under the OFS Capital WM Facility, the loan manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three and nine months ended September 30, 2013, we incurred management fee expense of approximately $0.2 million and $0.8 million, respectively, to the loan manager.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of September 30, 2013, we had a $1.5 million unused line of credit granted to a borrower. Unused lines of credit involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet. In addition, as of September 30, 2013, we had approximately $15.0 million of committed but uncalled equity investment in Tamarix LP.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2013:

	Payments due by period
		Less than 1			After 5
Contractual Obligations (1)	Total	year	1-3 years	3-5 years	years
	(Amounts in thousands)
Borrowings	$84,083	$-	$-	$84,083	$-
Total	$84,083	$-	$-	$84,083	$-

(1)	Excludes commitments to extend credit to our portfolio companies.

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

Commitments and Contingencies

At September 30, 2013, we had a $1.5 million unused line of credit granted to a borrower. On March 27, 2012, we entered into a new subscription agreement (“Subscription Agreement”) with respect to an investment in Tamarix LP, which superseded prior agreements and was contingent upon issuance of the license from the SBA. Under the terms of the Subscription Agreement, our investment in Tamarix LP will not exceed $25.0 million. On April 2, 2012, OFS Capital funded $1.6 million to Tamarix LP. In March and April 2012, Tamarix LP also received an aggregate of $0.2 million and $0.7 million, respectively, from other investors. These funds, totaling $2.5 million, were called by Tamarix LP as requested by the SBA and would be used as initial capital of Tamarix LP once Tamarix LP received the SBIC license. On May 10, 2012, as a result of Tamarix LP’s receipt of the SBIC license, our equity investment in Tamarix LP was no longer contingent, and our advance to Tamarix LP in the amount of $1.6 million was reclassified as an equity investment in Tamarix LP. In July 2012, we made an additional equity investment of $3.2 million in Tamarix LP. During the nine months ended September 30, 2013, we made two additional equity investments totaling $5.2 million in Tamarix LP. As of September 30, 2013, our committed but uncalled capital investment in Tamarix LP was approximately $15.0 million.

We have reached an agreement to acquire all of the limited partnership interests in Tamarix LP (“Tamarix LP Acquisition”) that we do not already own and, in conjunction therewith, have submitted documentation to the SBA in connection with our plan to convert Tamarix LP into a wholly-owned subsidiary of us. We also intend to acquire all of the remaining membership interests in Tamarix GP (“Tamarix GP Acquisition”). The completion of the Tamarix LP Acquisition and Tamarix GP Acquisition is still subject to the SBA’s approval. If we obtain the necessary approvals from the SBA, we will increase our capital commitment to Tamarix LP, both directly and through Tamarix GP, to $75 million. Depending upon the details of final approvals from the SBA, if such approvals are obtained, the portion of the capital commitment that we will need to fund at the closing of the drop-down of Tamarix LP is expected to range from $40 million to $50 million. In order to fund the capital commitment to Tamarix LP, we may need to sell a portion of our current investments in OFS Capital WM at a time when it is disadvantageous to do so.

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

 Distributions

We are taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally result in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.

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

The following table summarizes our distributions declared and paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
November 26, 2012	January 17, 2013	January 31, 2013	$0.17	(1)
March 26, 2013	April 17, 2013	April 30, 2013	$0.34
June 25, 2013	July 17, 2013	July 31, 2013	$0.34
September 25, 2013	October 17, 2013	October 31, 2013	$0.34

(1)	Represents the distribution declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after our IPO in November 2012, would have been $0.34 per share.

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

Distributions in excess of our current and accumulated earnings and profits generally would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to stockholders. For the nine months ended September 30, 2013, out of our approximately $9.8 million in dividend distributions, approximately 46% represented ordinary income and net realized capital gain and 54% represented a return of capital.

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

Related Party Transactions

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement with OFS Advisor and will pay OFS Advisor a management fee and incentive fee. Pursuant to the Investment Advisory Agreement with OFS Advisor and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. For providing these services, OFS Advisor receives a fee from us consisting of two components—a base management fee and an incentive fee. From the completion of our initial public offering through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. Beginning on November 1, 2013, the base management fee is calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee expense was approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2013, respectively.

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

We did not incur any incentive fee expenses for the three and nine months ended September 30, 2013.

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

The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment. We accrue the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. Unrealized capital appreciation is accrued, but not paid until said appreciation is realized.

License Agreement

We have entered into a license agreement with OFSAM under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.”

Administration Agreement

We have entered into an Administration Agreement, pursuant to which OFS Services furnishes us with office facilities, equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under our Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. For the three and nine months ended September 30, 2013, we incurred an administration fee expense of approximately $0.2 million and $0.7 million, respectively.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2013, all of our debt investments bore interest at floating interest rates, and we expect that our investment portfolio may in the future include both floating and fixed rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. All of the debt investments in our portfolio as of September 30, 2013 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.

In addition, our credit facility has a floating interest rate provision, and we expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

Assuming that our consolidated balance sheet as of September 30, 2013 were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Interest	Interest	Net increase
Basis point increase(1)	income	expense	(decrease)
	(Amounts in thousands)
100	$126	$(853)	$(726)
200	2,032	(1,705)	327
300	4,200	(2,558)	1,642
400	6,367	(3,410)	2,957
500	8,535	(4,263)	4,272

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

As of September 30, 2013, all of our outstanding debt investments bore interest at floating rates.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending or threatened legal proceedings against us as of September 30, 2013. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

We may not obtain, in a timely manner, or at all, the necessary approvals requested from the SBA in connection with our proposed acquisition of the ownership interests in Tamarix LP and Tamarix GP that we do not already own.

Tamarix LP has received an SBIC license to operate as a “stand-alone” entity. Additional approvals of the SBA will be required in connection with our proposed acquisition of all of the ownership interests in Tamarix LP and Tamarix GP that we do not already own due to the fact that, following such acquisition, Tamarix LP would be our wholly-owned subsidiary and, as such, would become a “drop-down” SBIC. Although a request for the necessary approvals is pending with the SBA, no assurances can be given to shareholders as to when, or even whether, such approvals will be granted. In addition, although the holders of the ownership interests in Tamarix LP and Tamarix GP that we do not already own have consented to selling those interests to us, these consents will expire on December 6, 2013. If the SBA does not issue the approvals necessary for us to acquire the remaining ownership interests in Tamarix LP and Tamarix GP, or if such approvals are not issued in a timely manner and the holders of the remaining ownership interests in Tamarix LP and Tamarix GP are unwilling to extend their consents beyond December 6, 2013, our ability to benefit from Tamarix LP’s investment opportunities will be correspondingly limited. In the event we are unable to acquire the remaining ownership interests in Tamarix LP and Tamarix GP, we anticipate that we will invest substantially less in Tamarix LP than we would have otherwise, and no more than our current commitment aggregating $25 million in respect of both entities. While our investment objective and strategy will remain the same, the inability to acquire the remaining ownership interests in Tamarix LP and therefore utilize the full leverage capacity of Tamarix LP will potentially reduce the return on our investments or force us to seek alternative sources of debt financing. An inability to obtain acceptable alternative financing could limit our ability to grow our business and execute our business strategy and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

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

If our proposed acquisition of Tamarix LP is approved by the SBA, in connection with the closing of the acquisition, we may need to sell a portion of our investments at a time when it is disadvantageous to do so in order to fund our capital commitment to Tamarix LP.

If the SBA issues the approvals necessary for us to acquire the remaining ownership interests in Tamarix LP and Tamarix GP, we will increase our capital commitment to Tamarix LP, both directly and through Tamarix GP, to $75 million. Depending upon the details of final approvals from the SBA, if such approvals are obtained, the portion of the capital commitment that we will need to fund at the closing of the drop-down of Tamarix LP is expected to range from $40 million to $50 million. In order to fund our capital commitment to Tamarix LP, we may need to sell a portion of our current investments in OFS Capital WM at a time when it is disadvantageous to do so. No assurances can be given that sufficient assets can be sold to meet SBA requirements or that we will be able to obtain a purchase price for those investments that equals or exceeds their respective fair values.

OFS Capital WM’s failure to extend the reinvestment period for its revolving credit facility would have a material adverse effect on its ability to fund additional investments.

To fund its debt investments, OFS Capital WM borrows under its revolving credit facility with Wells Fargo. The reinvestment period under that facility is due to expire on December 31, 2013. Although OFS Capital WM is currently seeking to extend the reinvestment period, its failure to do so would materially limit the capital available to OFS Capital WM to make new investments.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future (currently February 2014) unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution (currently January 2014), another federal government shutdown may result. Such a failure or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2013, we issued 48,296 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $685,000.

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

Dated: November 8, 2013	OFS CAPITAL CORPORATION

	By:	/s/ GLENN R. PITTSON
	Name:	Glenn R. Pittson
	Title:	Chief Executive Officer

	By:	/s/ Robert S. Palmer
Robert S. Palmer
Chief Financial Officer

EXHIBIT INDEX

Description

Exhibit Number
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

