Form 10-K
period 2013-12-31
OFS Capital Corp
filed 2014-03-17
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00813

OFS Capital Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	46-1339639
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 West Golf Road, 5th Floor Rolling Meadows, Illinois	60008
(Address of principal executive office)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(847) 734-2060

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐    NO   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2013 based on the closing price on that date of $11.90 on the NASDAQ Global Market was approximately $79.5 million. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. On March 14, 2014, there were 9,632,453 shares outstanding of the Registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OFS Capital Corporation, our logo and other trademarks of OFS Capital Corporation are the property of OFS Capital Corporation. All other trademarks or trade names referred to in this annual report on Form 10-K are the property of their respective owners.

PART I

As used in this annual report on Form 10-K, except as otherwise indicated, the terms “OFS Capital,” “the Company,” “we,” “us,” and “our” refer to OFS Capital Corporation and its consolidated subsidiaries for the periods after the consummation of the BDC Conversion (as defined below), and refer to OFS Capital, LLC, a Delaware limited liability company, and its consolidated subsidiaries for the periods prior to consummation of the BDC Conversion.

On November 7, 2012, we converted from a limited liability company into a corporation. In this conversion, or the BDC Conversion, OFS Capital succeeded to the business of OFS Capital, LLC and its consolidated subsidiaries, and the sole member of OFS Capital, LLC became the sole shareholder of OFS Capital. Thereafter, we filed an election to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. Unless otherwise indicated, the disclosure in this annual report on Form 10-K gives effect to the BDC Conversion.

Item 1.	Business

General

We are an externally managed, closed-end, non-diversified management investment company. Our investment objective is to provide our shareholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see “General—Investment Criteria/Guidelines.”

As of December 31, 2013, our investment portfolio consisted of outstanding loans of approximately $237.7 million in aggregate principal amount in 58 portfolio companies, of which $49.0 million in aggregate principal amount was held by OFS SBIC I, LP (formerly known as Tamarix Capital Partners, L.P.), or SBIC I LP, our wholly-owned small business investment company, or SBIC, subsidiary, in eight portfolio companies. As of December 31, 2013, 93% of our investment portfolio was comprised of senior secured loans, 4% of subordinated loans and 3% of equity investments, at fair value.

While our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other minority equity securities, we also may invest up to 30% of our portfolio in opportunistic investments of non-eligible portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.

Our investment strategy includes SBIC I LP, which received an SBIC license from the U.S. Small Business Administration, or SBA, in May 2012. On December 4, 2013, we received approval from the SBA to acquire all of the limited partnership interests in SBIC I LP and all of the ownership interests of its general partner, OFS SBIC I GP, LLC (formerly known as Tamarix Capital G.P. LLC), or SBIC I GP, that were owned or subscribed for by other persons. We acquired the interests on December 4, 2013, which resulted in SBIC I LP becoming a wholly-owned subsidiary. The transaction was finalized in January 2014. For additional information on the acquisition of SBIC I LP and SBIC I GP, see “Item 8 – Financial Statements and Supplementary Data - Note 4.” The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see “- Regulation—Small Business Investment Company Regulations.”

On November 26, 2013, we received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act.

Our investment activities are managed by OFS Capital Management, LLC, or OFS Advisor, and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the investment advisory agreement between us and OFS Advisor, or the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013. We have also entered into an administration agreement, or Administration Agreement, with OFS Capital Services, LLC, or OFS Services, our Administrator. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement.

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

We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to 50% of our asset base). We may borrow money when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock.

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

About OFS and Our Advisor

OFS (which refers to the collective activities and operations of Orchard First Source Asset Management, LLC (“OFSAM”) and its subsidiaries and certain affiliates) is an established investment platform focused on meeting the capital needs of middle-market companies. OFS is the successor to First Source Financial Inc., which was founded in 1995 as a joint venture between Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources, Inc., or Dominion, and Household Commercial Financial Services Inc., a unit of Household International, or Household. Household sold its interest in First Source Financial Inc. to Dominion in 1997. In 2003, Orchard Paladin Management, LLC, our predecessor, acquired from Dominion a portfolio of performing and non-performing loans of approximately $625 million in aggregate commitment amount, plus additional investments in equity securities. Shortly thereafter, in 2004, Orchard Paladin Management, LLC acquired Dominion’s interest in First Source Financial Inc. Many of the workouts managed by our senior managers since 2003 involved loans in the portfolio acquired from Dominion and loans acquired as a result of the purchase of Dominion’s interest in First Source Financial Inc.

As of December 31, 2013, OFS had 36 full-time employees and five part-time employees. OFS is currently headquartered in Rolling Meadows, Illinois, a suburb of Chicago, but is moving its headquarters to Chicago, Illinois beginning March 24, 2014. OFS also has additional offices in New York, New York and Los Angeles, California.

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

OFS Advisor has entered into a Staffing Agreement with Orchard First Source Capital, Inc., or OFSC, a wholly-owned subsidiary of OFSAM. OFSC employs all of OFS’s investment professionals. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committee to serve in that capacity. As our investment adviser, OFS Advisor is obligated to allocate investment opportunities among us and any other clients fairly and equitably over time in accordance with its allocation policy.

OFS Advisor capitalizes on the significant deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Glenn Pittson, Bilal Rashid, Jeff Cerny and Mark Hauser, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, averaging over 20 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have gained extensive experience investing in assets that will constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.

In addition to their roles with OFS Advisor, Glenn Pittson and Bilal Rashid serve as our interested directors. Mr. Pittson has over 25 years of experience in corporate finance, senior and mezzanine lending, structured finance, loan workouts and loan portfolio management, having spent the majority of his career in various capacities at Canadian Imperial Bank of Commerce (“CIBC”), including as head of U.S. Credit Markets, where he was central to the development and execution of a fundamental restructuring of CIBC’s loan origination activities. During the mid-1980’s, Mr. Pittson was instrumental in establishing CIBC’s leveraged lending business. Mr. Rashid has approximately 18 years of experience in investment banking, debt capital markets and investing as it relates to corporate credit, structured credit and securitizations, including serving as a managing director in the global markets and investment banking division at Merrill Lynch. Over his career, Mr. Rashid has advised, arranged financing for and lent to several middle-market credit providers, including business development companies and their affiliates.

Among other members of OFS’s senior management team, Jeff Cerny is experienced in credit evaluation, credit monitoring, troubled credit and loan administration, and negotiation and structuring of structured funding vehicles, having previously held positions at Sanwa Business Credit Corporation, American National Bank and Trust Company of Chicago and Charter Bank Group, a multi-bank holding company. Mark Hauser is experienced in the structuring of alternative asset and private equity investments, having previously held positions at Sandell Asset Management, an international multi-strategy alternative asset manager, FdG Associates, a New York-based middle-market private equity fund, and Ocean Capital Corporation, a private international investment banking firm.

Our Administrator

OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and recordkeeping services at such facilities. OFS Services oversees our financial reporting as well as prepares our reports to shareholders and all other reports and materials required to be filed with the U.S. Securities and Exchange Commission, or SEC, or any other regulatory authority. OFS Services also manages the determination and publication of our net asset value and the preparation and filing of our tax returns and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. OFS Services may retain third parties to assist in providing administrative services to us. To the extent that OFS Services outsources any of its functions, we will pay the fees associated with such functions on a direct basis without incremental profit to OFS Services.

Market Opportunity

Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:

Large Target Market. According to the U.S. Census Bureau in its 2007 economic census, the most recent economic census conducted by the U.S. Census Bureau, there were approximately 196,000 companies in the United States with annual revenues between $10 million and $2.5 billion, compared with 1,200 companies with revenues greater than $2.5 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the vast bulk of OFS’s portfolio companies since its inception, and constituted the vast bulk of our portfolio as of December 31, 2013. We believe that this market segment will continue to produce significant investment opportunities for us.

Specialized Lending Requirements with High Barriers to Entry. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to private middle-market companies in the United States (a) is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (b) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (c) may also require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community. As a result of the unique challenges facing lenders to middle-market companies, there are high barriers to entry that a new lender must overcome.

Robust Demand for Debt Capital. We believe that private equity firms have significant committed but uncalled capital, a large portion of which is still available for investment in the United States. We expect the large amount of unfunded buyout commitments will drive demand for leveraged buyouts over the next several years, which should, in turn, create leveraged lending opportunities for us.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in middle-market companies in the United States. Although we will continue to focus on investments in senior secured loans, including first lien, second lien, and unitranche loans, we have also expanded into additional asset classes in which the investment professionals of OFS Advisor have expertise, including investments in subordinated loans and, to a lesser extent, warrants and other minority equity securities. In particular, we believe that structured equity debt investments (i.e., senior secured unitranche loans, typically with warrant coverage, in companies with no financial sponsor) represent a significant growth opportunity offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might expect to receive under a traditional multi-tranche structure. We expect that our investments in the equity securities of portfolio companies, such as warrants, preferred stock, common stock and other equity interests, will principally be made in conjunction with our debt investments, and we currently anticipate that no more than 5% of our portfolio will consist of equity investments in middle-market companies that do not pay a regular dividend. Generally, we do not expect to make investments in companies or securities that OFS Advisor determines to be distressed investments (such as discounted debt instruments that have either experienced a default or have a significant potential for default), other than follow-on investments in portfolio companies of ours. We intend to continue to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries.

We target U.S. middle-market companies by utilizing our proprietary database of borrowers developed over OFS’s more than 18 years in lending to middle-market companies, as well as through OFS’s access to a network of financial institutions, private equity sponsors, investment banks, consultants and attorneys. A typical targeted borrower will exhibit certain of the following characteristics:

•	number of employees between 150 and 2,000;

•	revenues between $15 million and $300 million;

•	annual EBITDA between $3 million and $50 million;

•	generally, private companies owned by private equity firms or owners/operators;

•	enterprise value between $10 million and $500 million;

•	effective and experienced management teams;

•	defensible market share;

•	solid historical financial performance, including a steady stream of cash flow;

•	high degree of recurring revenue;

•	diversity of customers, markets, products and geography; and

•	differentiated products or services.

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

Our due diligence and underwriting process typically addresses the following elements (although certain elements may not be included in every due diligence undertaking):

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

As of December 31, 2013, we had debt investments in 58 portfolio companies, totaling $230.6 million at fair value, of which $204.3 million, $17.4 million, $7.8 million, and $1.1 million were rated 3, 4, 5, and 6, respectively.

Investment Committees

The purpose of our investment committees is to evaluate and approve our prospective investments, subject at all times to the oversight of our board of directors.

OFS Advisor’s investment committee, or the Advisor Investment Committee, which is comprised of Richard Ressler (Chairman), Glenn Pittson, Bilal Rashid and Jeffrey Cerny, is responsible for our overall asset allocation decisions, as well as approval all of investments made by us directly or through OFS Capital WM, LLC (“OFS Capital WM”). Each member of the Advisor’s Investment Committee performs a similar role for other investments managed by OFS and its affiliates.

The investment committee for the SBIC, or the SBIC Investment Committee and, together with the Advisor Investment Committee, the Investment Committees, which is comprised of Mark Hauser, Peter Rothschild, Peter Fidler, and Glenn Pittson, is responsible for approval of all of investments made by SBIC I LP. Any investment decision on the part of SBIC I LP requires the unanimous approval of the SBIC Investment Committee.

The process employed by each Investment Committees is intended to bring the diverse experience and perspectives of the committees’ members to the investment process. The Investment Committees serve to provide investment consistency and adherence to our core investment philosophy and policies. The Investment Committees also determine appropriate investment sizing and implement ongoing monitoring requirements.

In certain instances, our board of directors may also determine that its approval is required prior to the making of an investment. In addition to reviewing investments, Investment Committees’ meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with members of the Investment Committees early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members in working efficiently.

Structure of Investments

We anticipate that our loan portfolio will continue to contain investments of the following types:

First-Lien Senior Secured Loans. First-lien senior secured loans comprise, and will continue to comprise, a significant portion of our investment portfolio. We obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans (in certain cases, subject to a payment waterfall). The collateral takes the form of first-priority liens on specified assets of the portfolio company borrower and, typically, first-priority pledges of the ownership interests in the borrower. Our first lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.

Senior Secured Unitranche Loans. Unitranche loans are loans that combine both senior and subordinated debt into one loan under which the borrower pays a single blended interest rate that is intended to reflect the relative risk of the secured and unsecured components. We typically structure our unitranche loans as senior secured loans. We obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans. This collateral takes, the form of first-priority liens on the assets of a portfolio company and, typically, first-priority pledges of the ownership interests in the company. We believe that unitranche lending represents a significant growth opportunity for us, offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might realize in a traditional multi-tranche structure. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we will be the sole lender, or we, together with our affiliates, will be the sole lender, of unitranche loans, which can afford us additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

Second-lien Senior Secured Loans. We obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of such loans. This collateral typically takes the form of second-priority liens on the assets of a portfolio company, and we may enter into an intercreditor agreement with the holders of the portfolio company’s first-lien senior secured debt. These loans typically provide for no contractual loan amortization in the initial years of the facility, with all amortization deferred until loan maturity.

Unsecured Subordinated (“Mezzanine”) Loans. We structure these investments as unsecured, subordinated loans that typically provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically will have interest-only payments (often representing a combination of cash pay and payment-in-kind (“PIK”) interest) in the early years, with amortization of principal deferred to maturity. Mezzanine loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Mezzanine investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. Mezzanine loans often include a PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan.

Warrants and Other Minority Equity Securities. In some cases, we will also receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with such a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

General Structuring Considerations. We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

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

Investments

We pursue an investment strategy focused primarily on investments in middle-market companies in the United States. Although we continue to focus on investments in first-lien senior secured loans, we have expanded our investment activity into additional asset classes in which OFS Advisor’s investment professionals have expertise, including investments in unitranche, second-lien, and mezzanine loans and, to a lesser extent, warrants and other minority equity securities. We seek to create a diverse portfolio by making investments in the securities of middle-market companies that we expect to range generally from $3.0 million to $25.0 million each, although we expect this investment size will vary proportionately with the size of our capital base.

As of December 31, 2013, our investment portfolio consisted of outstanding loans to 58 portfolio companies, totaling approximately $237.7 million in aggregate principal amount (including SBIC I LP’s $49.0 million in loans to eight portfolio companies), of which 96% were senior secured loans, as well as SBIC I LP’s approximately $7.4 million in equity investments, at fair value, in the same eight portfolio companies in which it held debt investments. Our investment portfolio encompassed a broad range of geographical regions and industries. As of December 31, 2013, we had unfunded commitments of $4.8 million for three portfolio companies, including $3.3 million for two portfolio companies of SBIC I LP. Set forth in the tables and charts below is selected information with respect to our portfolio as of December 31, 2013.

The following table summarizes the composition of our investment portfolio.

	As of December 31, 2013
	Commitment	Outstanding
	($ in thousands)
Senior secured term loan	$232,126	$228,876
Subordinated term loan	8,790	8,790
Senior secured revolver	1,500	-
Equity investments (at fair value)	7,365	7,365
	$249,781	$245,031
Total # of Obligors	58	58

The following chart provides a regional breakdown of our investment portfolio as of December 31, 2013.

Our investment portfolio’s three largest industries are Healthcare & Pharmaceuticals, Services: Business, and Banking, Finance, Insurance & Real Estate, totaling approximately 50% of the investment portfolio. The following table summarizes our investment portfolio by industry as of December 31, 2013.

	As of December 31, 2013
Industry	Commitment	Percent
	(in thousands)
Aerospace & Defense	$15,928	6.4%
Automotive	7,209	2.9
Banking, Finance, Insurance & Real Estate	29,302	11.7
Beverage, Food & Tobacco	7,144	2.9
Capital Equipment	8,072	3.2
Chemicals, Plastics & Rubber	19,757	7.9
Construction & Building	1,888	0.8
Consumer goods: Non-durable	7,713	3.1
Containers, Packaging & Glass	4,268	1.7
Energy: Oil & Gas	7,235	2.9
Environmental Industries	7,869	3.1
Healthcare & Pharmaceuticals	58,717	23.5
High Tech Industries	5,059	2.0
Media: Advertising, Printing & Publishing	11,213	4.5
Media: Broadcasting & Subscription	4,305	1.7
Retail	4,138	1.7
Services: Business	36,147	14.5
Services: Consumer	6,256	2.5
Telecommunications	7,561	3.0
	$249,781	100.0%

The following table summarizes our debt investment portfolio by size of exposure.

	As of December 31, 2013
Investment Size (in millions)	Commitment	Number
	($ in thousands)
0 - 3	$28,847	11
3 - 4	59,070	17
4 - 5	114,192	25
5 - 10	28,042	4
> 10	12,265	1
	$242,416	58

The following chart provides a breakdown of our debt investment portfolio by investment size as of December 31, 2013.

The following chart provides a breakdown of our debt investment portfolio by yield as of December 31, 2013

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to maintain our RIC status.

We expect to continue to use the expertise of the investment professionals of OFS and its affiliates to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business and Structure—We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by OFS Advisor. We have a chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary and, to the extent necessary, our board of directors may elect to appoint additional officers going forward. Our officers are employees of OFSC, an affiliate of OFS Advisor, and a portion of the compensation paid to our officers are paid by us pursuant to the Administration Agreement. All of our executive officers are also officers of OFS Advisor. See “—Management and Other Agreements.”

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

Certain personnel of OFS conduct activities on our behalf directly through, and under the supervision of, OFS Advisor. OFS Advisor’s services under the Investment Advisory Agreement are not exclusive. Pursuant to a Staffing Agreement between OFSC and OFS Advisor, OFSC has agreed to provide OFS Advisor with the resources to fulfill its obligations under the Investment Advisory Agreement. These resources include staffing by experienced investment professionals and access to the senior investment personnel of OFSC, pursuant to which each member of the Advisor Investment Committee has committed to serve in such capacity (including Mr. Ressler, who is currently the Chairman of the Advisor Investment Committee). These personnel services are provided under the Staffing Agreement on a direct cost reimbursement basis to OFS Advisor.

Investment Advisory Agreement

Management and Incentive Fee

Pursuant to the Investment Advisory Agreement with OFS Advisor and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. For providing these services, OFS Advisor receives a fee from us, consisting of two components—a base management fee and an incentive fee. From the completion of our IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), adjusted for stock issuances and stock purchases, at the end of the two most recently completed calendar quarters. Beginning on November 1, 2013, the base management fee is calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), adjusted for stock issuances and stock purchases, at the end of the two most recently completed calendar quarters. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013. The base management fee is payable quarterly in arrears. Base management fees for any partial quarter are prorated based on the number of days in the quarter.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for OFS Advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. There is no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate, and there is no delay of payment if prior quarters are below the quarterly hurdle rate. Pre-incentive fee net investment income fees are prorated for any partial quarter based on the number of days in such quarter.

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and our aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year. The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive.

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

The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment as of the close of our IPO. Unrealized capital appreciation is accrued, but not paid until said appreciation is realized. We accrue the Capital Gains Fee if, on a cumulative basis, the sum of the net realized capital gains (and losses) plus net unrealized appreciation (and depreciation) is positive. The Capital Gains Fee for any partial year is prorated based on the number of days in such year.

The Investment Advisor has elected to exclude from the Capital Gain Fee calculation any incentive fee that would be owed in respect of the realized gain on step acquisition resulting from Tamarix Acquisitions. We did not incur any incentive fee expenses for the year ended December 31, 2013 or for the period November 8, 2012 through December 31, 2012.

Examples of Incentive Fee Calculation

Example 1—Income Related Portion of Incentive Fee:

Assumptions

•	Hurdle rate(1) = 2.0%

•	Management fee(2) = 0.44%

•	Other estimated expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

(1)	Represents a quarter of the 8.0% annualized hurdle rate.

(2)	Represents a quarter of the 1.75% annualized management fee, which became effective October 31, 2013.

(3)	Excludes estimated offering expenses.

Alternative 1

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 0.61%

Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no incentive fee.

Alternative 2

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.80%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.16%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.5%))

	=	(100% ×(2.16%) – 2.0%)) + 0%

	=	100% × 0.16%

	=	0.16%

Alternative 3

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.86%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.5%))

	=	(100% ×(2.5% – 2.0%)) +(20% ×(2.86% – 2.5%))

	=	0.5% +(20% × 0.36%)

	=	0.5% + 0.07%

	=	0.57%

Example 2—Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A is sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None (no sales transactions)

•	Year 2: $6 million (20% multiplied by $30 million realized capital gains on sale of Investment A)

•	Year 3: None; $5 million (20% multiplied by $30 million cumulative realized capital gains less $5 million cumulative unrealized capital depreciation) less $6 million (Capital Gains Fee paid in Year 2)

•	Year 4: $200,000; $6.2 million (20% multiplied by $31 million cumulative realized capital gains) less $6 million (Capital Gains Fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None (no sales transactions)

•	Year 2: $5 million (20% multiplied by $30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

•	Year 3: $1.4 million; $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains on Investment A and Investment C less $3 million cumulative unrealized capital depreciation on Investment B)) less $5 million (Capital Gains Fee paid in Year 2)

•	Year 4: $0.6 million; $7 million (20% multiplied by $35 million (cumulative realized capital gains on Investment A and Investment C)) less $6.4 million (cumulative Capital Gains Fee paid in all prior years)

•	Year 5: None; $5 million (20% multiplied by $25 million ($35 million cumulative realized capital gains on Investments A and C less $10 million realized capital losses on Investment B)) less $7 million (cumulative Capital Gains Fee paid in all prior years))

Payment of Our Expenses

Our primary operating expenses include interest expense due under the OFS Capital WM credit facility (“OFS Capital WM Facility”) and SBA debentures, the payment of fees to OFS Advisor under the Investment Advisory Agreement, management fees payable to the loan manager under the OFS Capital WM Facility, professional fees, and our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by OFS Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—We are dependent upon the OFS senior professionals for our future success and upon their access to the investment professionals and partners of OFS and its affiliates.”

Indemnification

The Investment Advisory Agreement provides that OFS Advisor and its affiliates and its and its affiliates’ respective officers, directors, members, managers, shareholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties, or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement.

Board Approval of the Investment Advisory Agreement

Our board, including our independent directors, approved the Investment Advisory Agreement at a meeting held on November 5, 2013. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by OFS Advisors;

•	the fee structures of comparable externally managed business development companies that engage in similar investing activities;

•	our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;

•	any existing and potential sources of indirect income to OFS Advisors from its relationship with us and the profitability of that relationship, including through the Investment Advisory Agreement;

•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; and

•	the organizational capability and financial condition of OFS Advisor and its affiliates.

Based on the information reviewed and the discussion thereof, the board of directors, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our shareholders.

Administration Agreement

Pursuant to an Administration Agreement, OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversee the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversee the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our board of directors, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions we pay the fees associated with such functions on a direct basis without profit to OFS Services.

Indemnification

The Administration Agreement provides that OFS Services and its affiliates’ respective officers, directors, members, managers, shareholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.

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

Staffing Agreement

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. OFS Advisor is a subsidiary of OFSAM and depends upon access to the investment professionals and other resources of OFSAM and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFSAM to obtain access to deal flow generated by the professionals of OFSAM and its affiliates. Under the Staffing Agreement between OFSC and OFS Advisor, OFSC provides OFS Advisor with the resources necessary to fulfill these obligations. The Staffing Agreement provides that OFSC make available to OFS Advisor experienced investment professionals and access to the senior investment personnel of OFSC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of the Advisor Investment Committee serve in such capacity (including Mr. Ressler, who is currently the Chairman of the Advisor Investment Committee).

The Staffing Agreement is renewable by the parties thereto on an annual basis. Services under the Staffing Agreement are provided to OFS Advisor on a direct cost reimbursement basis, and such fees are not our obligation.

OFSC also has entered into a staffing and corporate services agreement with OFS Services. Under this agreement, OFS Services makes available to OFSC experienced investment professionals and access to the administrative resources of OFS Services.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.

As a BDC, we are required to meet a coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

Recently, legislation was introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation provides for (i) increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental and may be changed without shareholder approval.

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

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. OFS Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our shareholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of OFS Capital and its shareholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to our Business and Structure—Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.”

Codes of Ethics

We and OFS Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on our website at www.ofscapital.com. You may also read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. In addition, the code of ethics is attached as an exhibit to pre-effective amendment no. 3 to the registration statement on Form N-2 filed on March 17, 2011 and is available on the EDGAR Database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Proxy Policies

We vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its effect on the portfolio securities held by our clients. In most cases we will vote in favor of proposals that we believe are likely to increase the economic value of the underlying portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative effect on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

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

Privacy Principles

We are committed to maintaining the privacy of our shareholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our shareholders, although certain nonpublic personal information of our shareholders may become available to us. We do not disclose any nonpublic personal information about our shareholders or former shareholders to anyone, except as permitted by law or as is necessary in order to service shareholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to nonpublic personal information about our shareholders to employees of OFS Advisor and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our shareholders.

Compliance with the Sarbanes-Oxley Act of 2002 and the NASDAQ Global Select Market Corporate Governance Regulations

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. The Sarbanes-Oxley Act has required us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, The NASDAQ Global Select Market has adopted various corporate governance requirements as part of its listing standards. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

Small Business Investment Company Regulations

As noted above, on December 4, 2013, we acquired the remaining general and limited partnership interests in SBIC I LP, making it a wholly-owned subsidiary. SBIC I LP is an SBIC and must maintain compliance with SBA regulations.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid without penalty twice each year on certain dates. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

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

The SBA requires that SBICs invest idle funds in accordance with SBA regulations. SBA regulations also include restrictions on a “change of control” or other transfers of limited partnership interests in an SBIC. In addition, SBIC I LP may also be limited in its ability to make distributions to us if it does not have sufficient accumulated net profit, in accordance with SBA regulations.

SBIC I LP is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of the SBIC license and an SBA leverage commitment does not assure that SBIC I LP will receive SBA guaranteed debenture funding, and such funding is dependent upon SBIC I LP’s continuing to be in compliance with SBA regulations and policies.

The SBA, as a creditor, will have a superior claim to the SBIC I LP’s assets over our shareholders in the event that SBIC I LP is liquidated or the SBA exercises its remedies under the SBA debentures issued by SBIC I LP in the event of a default.

Exemptive Relief

On November 26, 2013, we received an exemptive order which allows us to exclude SBA guaranteed indebtedness from the definition of senior securities in our statutory 200% asset coverage ratio.

Other

We are subject to periodic examination by the SEC for compliance with the Securities Exchange Act of 1934, or the Exchange Act, and the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to OFS Capital or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and OFS Advisor each have adopted and implemented written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, will review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and have designated a chief compliance officer to be responsible for administering the policies and procedures.

We may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. In connection with our election to be regulated as a BDC, we will not be permitted to co-invest with other funds managed by OFSAM or one of its affiliates in certain types of negotiated investment transactions unless we receive exemptive relief from the SEC permitting us to do so. Moreover, we may be limited in our ability to make follow-on investments or liquidate our existing equity investments in such companies. Although we intend to apply to the SEC for exemptive relief to permit such co-investment and liquidity transactions, subject to certain conditions, we cannot be certain that our application for such relief will be granted or what conditions will be placed on such relief.

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

Our internet address is www.ofscapital.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Material u.s. Federal income tax considerations

Election to be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our shareholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

If we:

•	maintain our qualification as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we have a taxable year that ends on November 30 or December 31 and so elect, for our taxable year) and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement. We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts.

In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, certain payments with respect to loans of stock and securities, gains from the sale or other disposition of stock, securities, or foreign currencies and other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities or currencies, and net income derived from interests in “qualified publicly traded partnerships,” as such term is defined in the Code, or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our assets and 10% of the outstanding voting securities of such issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that we control (as determined under applicable tax rules) and that are engaged in the same, similar or related trades or businesses or of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID, we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Certain of our investment practices may be subject to special and complex federal income tax provisions that may, among other things, (1) treat dividends that would otherwise qualify for the dividends received deduction or constitute qualified dividend income as ineligible for such treatment, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to federal income tax on its allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to its shareholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

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

Failure to Qualify as a RIC

If we are unable to maintain our qualification for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our shareholders. Distributions would not be required, and any distributions would be taxable to our shareholders as ordinary dividend income that would be eligible for the current 20% maximum rate to the extent of our current and accumulated earnings and profits (subject to limitations under the Code). Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis (reducing that basis accordingly), and any remaining distributions would be treated as a capital gain. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years, in order to qualify as a RIC in a subsequent year.

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

Risks Related to Our Business and Structure

Prior to November 7, 2012, we had not operated as a BDC or qualified to be treated as a RIC, and none of OFS Advisor or its affiliates had ever managed a BDC or a RIC, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders.

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

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our shareholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business. Moreover, qualification for treatment as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. None of us, OFS Advisor or any of our or their respective affiliates has any experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We are dependent upon the OFS senior professionals for our future success and upon their access to the investment professionals and partners of OFS and its affiliates.

We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFS senior management team, particularly Glenn Pittson, Senior Managing Director of OFSC, Bilal Rashid, Senior Managing Director of OFSC, Jeffrey Cerny, Senior Managing Director of OFSC, and Mark Hauser, Senior Managing Director of OFSC. Each of these individuals is an employee at will of OFSC and, with the exception of Mr. Hauser, is not subject to an employment contract. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM and Chairman of the Advisor Investment Committee pursuant to a consulting agreement with Orchard Capital. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.

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

OFS Advisor is a subsidiary of OFSAM that has no employees and depends upon access to the investment professionals and other resources of OFS and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFS to obtain access to deal flow generated by the professionals of OFS and its affiliates. Under a Staffing Agreement between OFSC, a subsidiary of OFSAM that employs all of OFS’s personnel, and OFS Advisor, OFSC has agreed to provide OFS Advisor with the resources necessary to fulfill these obligations. The Staffing Agreement provides that OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel of OFSC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure shareholders that OFSC will fulfill its obligations under the agreement. If OFSC fails to perform, we cannot assure shareholders that OFS Advisor will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OFSC and its affiliates or their information and deal flow.

The investment committees that oversee our investment activities are provided by OFS Advisor under the Investment Advisory Agreement, as well as by SBIC I GP. Advisor Investment Committee consists of Richard Ressler (Chairman), Glenn Pittson, Bilal Rashid, and Jeffrey Cerny. The SBIC Investment Committee consists of Mark Hauser, Glenn Pittson, Peter Rothschild, and Peter Fidler. The loss of any member of the Investment Committees or of other OFS senior professionals would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operation.

Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of OFS Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon OFS Advisor to maintain OFS’s relationships with financial institutions, sponsors and investment professionals, and we will continue to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If OFS Advisor fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of OFS Advisor have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

A substantial portion of our senior secured loan portfolio was purchased by OFS Capital WM, our wholly-owned subsidiary, using borrowed funds and is managed by an unaffiliated loan manager.

OFS Capital WM financed the purchase of a substantial portion of our loan portfolio using funds borrowed under the OFS Capital WM Facility. While investors in OFS Capital benefit from the loan assets sold to OFS Capital WM by virtue of our ownership of 100% of the equity interests in OFS Capital WM, they are also be exposed to the risks associated with those assets. For example, lenders have a first lien on the loan assets sold to OFS Capital WM and will have a superior claim to our claim as an equityholder in any liquidation of OFS Capital WM. In addition, the lender has a first lien on our equity interests in OFS Capital WM and will have a superior claim to a claim by our investors on those equity interests in any liquidation of OFS Capital. Additionally, OFS Capital WM is managed by an affiliate of Madison Capital (an indirect wholly-owned subsidiary of New York Life Investments), as loan manager, pursuant to the OFS Capital WM Facility documentation, which prescribes the order in which payments are to be applied and contains other contractual restrictions. Accordingly, our success depends, to a certain degree, on the administration of OFS Capital WM’s portfolio by an unaffiliated loan manager. If the loan manager is unable to generate sufficient returns to permit payments to us under the OFS Capital WM Facility documentation or defaults in its obligation thereunder, we could be materially and adversely affected.

As a result of the amendments to OFS Capital WM Facility in 2012 (“WM 2012 Credit Facility Amendments”), we have substantial additional input into certain key management decisions with respect to OFS Capital WM’s portfolio companies, including decisions with respect to amendments to or modifications of the investments in these entities, or noticing or waiving of defaults or accelerating portfolio loans. While the loan manager for OFS Capital WM is not required to follow our recommendations, if we make a recommendation with which the loan manager disagrees, the loan manager must at our direction commence a process to sell the applicable investment, subject to our right to control the negotiations for such sale and to suspend any such sales process.

Our financial condition and results of operation will depend on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow will depend on our ability to manage our business. This will depend, in turn, on the ability of the Investment Committees to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the execution by the Investment Committees to execute our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. OFS Advisor will have substantial responsibilities under the Investment Advisory Agreement. The OFS senior professionals and other personnel of OFS Advisor’s affiliates, including OFSC, may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.

OFS Advisor and its affiliates manage other assets and CLO funds and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. The members of the Advisor Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our shareholders. OFS Advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:

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

Members of the Investment Committees, OFS Advisor or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

OFS senior professionals and members of the Investment Committees may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Our incentive fee structure may create incentives for OFS Advisor that are not fully aligned with the interests of our shareholders.

In the course of our investing activities, we will pay management and incentive fees to OFS Advisor. The base management fee is based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity). We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including any assets owned by any consolidated entity, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interests associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, OFS Advisor or its affiliates may from time to time have interests that differ from those of our shareholders, giving rise to a conflict.

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

Many of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith as described below in “Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from OFS Advisor may provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, the members of our board of directors who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of OFS Advisor’s investment professionals in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our board of directors, could result in a conflict of interest since OFS Advisor’s management fee is based, in part, on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).

We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates.

We have entered into a license agreement with OFSAM under which OFSAM has granted us a non-exclusive, royalty-free license to use the name “OFS.” See “Item 1. Business—Management and Other Agreements—License Agreement.” In addition, we will rent office space from a subsidiary of OFSAM and pay to that subsidiary our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer and chief accounting officer. This will create conflicts of interest that our board of directors must monitor.

The Investment Advisory Agreement with OFS Advisor and the Administration Agreement with OFS Services were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to OFS Advisor, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with OFS Advisor, OFS Services and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our shareholders.

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

SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $225 million. A proposed bill in the U.S. House of Representatives, the Small Business Capital Access and Job Preservation Act, or House Bill 1105, would increase the total SBIC leverage capacity for affiliated SBIC funds from $225 million to $350 million. However, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

We cannot presently predict whether or not we will borrow the maximum permitted amount; if we reach the maximum dollar amount of SBA guaranteed debentures permitted, and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, SBIC I LP’s status as an SBIC does not automatically assure that it will receive SBA guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon whether SBIC I LP is and continues to be in compliance with SBA regulations and policies and whether funding is available. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by SBIC I LP. As of December 31, 2013, SBIC I LP had a total of $26.0 million of SBA guaranteed debentures outstanding and has paid the SBA fees of approximately $1.3 million. In order to access the full $150.0 million of SBA guaranteed debentures potentially available to us under the license held by SBIC I LP, we need to fund an additional $13.6 million into SBIC I LP. There can be no assurance as to when, or whether, we will be able to invest the additional $13.6 million into SBIC I LP.

SBIC I LP is subject to SBA regulations.

Our investment strategy includes SBIC I LP, which is regulated by the SBA. On December 4, 2013, we acquired the remaining limited and general partnership interests of SBIC I LP that we did not already own, which resulted in SBIC I LP becoming our wholly-owned subsidiary.

The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of leverage commitments by the SBA and other customary procedures. Prior to becoming our wholly-owned subsidiary, SBIC I LP had received $67.3 million in SBA leverage commitments. However, receipt of SBA-guaranteed debenture funding is subject to SBIC I LP’s compliance with SBA regulations and policies. We cannot assure shareholders that SBIC I LP will satisfy the conditions to receive such funding or that it will otherwise be able to make additional draws on its existing commitment or receive additional commitments from the SBA.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If SBIC I LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit its ability to make new investments. The SBA, as a creditor, will have a superior claim to SBIC I LP’s assets over SBIC I LP’s limited partners and our shareholders in the event SBIC I LP is liquidated or the SBA exercises its remedies under the SBA debentures issued by SBIC I LP in the event of a default. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because of our ownership interest in SBIC I LP.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending, real estate or investing in companies outside of the United States, and providing funds to businesses engaged in a few prohibited industries and to certain “passive” (i.e., non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates. Compliance with SBIC requirements may cause SBIC I LP to forego attractive investment opportunities that are not permitted under SBA regulations.

SBIC I LP is subject to ongoing regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. In addition, SBIC I LP may also be limited in its ability to make distributions to us if it does not have sufficient accumulated net profit, in accordance with SBA regulations. These requirements may make it more difficult for us to achieve our investment objective.

We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the management fee payable to OFS Advisor is payable based on our total assets (other than cash, cash equivalents, and the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), OFS Advisor will have a financial incentive to incur leverage which may not be consistent with our shareholders’ interests. In addition, our common shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to OFS Advisor.

As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on OFS Advisor’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure shareholders that we will be able to obtain credit at all or on terms acceptable to us.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%

Corresponding return to common stockholder (1)	-20%	-12%	-3%	5%	14%

(1)	Assumes $237.9 million in investments at fair value, $135.0 million in debt outstanding, $140.4 million in net assets and an average cost of funds of 3.5%. Assumptions are based on our financial condition and our average cost of funds at December 31, 2013.

Based on our outstanding indebtedness of $135.0 million as of December 31, 2013 and the average cost of funds of 3.5% as of that date, our investment portfolio must experience an annual return of at least 2.0% to cover interest payments on the outstanding debt.

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

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with OFSAM and its other affiliates or accounts managed by OFSAM or one of its other affiliates. Although OFS Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our shareholders. Moreover, the performance of investments will not be known at the time of allocation.

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

We have elected to be treated as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain RIC status after the election to be treated as RIC. When we qualify as a RIC under the Code, we will not be required to pay corporate-level federal income taxes on our income and capital gains distributed (or deemed distributed) to our shareholders. To continue to qualify as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our shareholders, we must maintain certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders on an annual basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to continue to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to as a RIC for any reason and become subject to corporate-level federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”

Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.

In order for us to continue to maintain our status as a RIC and to minimize corporate-level taxes, we are required to distribute on an annual basis substantially all of our taxable income, which includes income from our subsidiaries and portfolio companies. As a substantial portion of our investments are made through OFS Capital WM or SBIC I LP, we are substantially dependent on those entities for cash distributions to enable us to maintain the RIC distribution requirements. SBIC I LP may be limited by the Small Business Investment Act of 1958 and SBA regulations governing SBICs from making certain distributions to us that may be necessary to enable us to continue to qualify as a RIC. We may have to request a waiver of the SBA’s restrictions for SBIC I LP to make certain distributions to maintain our status as a RIC and we cannot assure shareholders that the SBA will grant such waiver. Additionally, OFS Capital WM is managed by an unaffiliated loan manager pursuant to the OFS Capital WM Facility documentation, which prescribes the order in which payments are to be applied and contains other contractual restrictions. Accordingly, we cannot assure shareholders that OFS Capital WM will make distributions to us. If our subsidiaries and portfolio companies are unable to make distributions to us, this may result in loss of RIC status and a consequent imposition of a corporate-level federal income tax on us.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we purchase assets at a discount, receive warrants in connection with the making of a loan or in other circumstances, or through contracted payment-in-kind (“PIK”) interest (meaning interest paid in the form of additional principal amount of the loan instead of in cash), which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain the tax benefits available to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we sell built-in-gain assets, we may be required to recognize taxable income in respect of the built-in-gain on such assets. In such a case, we would have to distribute all of our taxable gain (including the built-in-gain) in respect of such sale to avoid the imposition of entity-level tax on such gain. If we are not able to obtain such cash from other sources, we may fail to maintain the tax benefits available to RICs and thus be subject to corporate-level income tax. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”

We may in the future choose to pay dividends in our own stock, in which case shareholders may be required to pay tax in excess of the cash they receive.

We distribute taxable dividends that are payable in cash or shares of our common stock at the election of each shareholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of shareholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many shareholders elect to receive their distributions in cash, each such shareholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable shareholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our shareholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. As such, if we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our shareholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure shareholders that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without shareholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

As of December 31, 2013, we had debt outstanding in the amount of $135.0 million. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek a credit facility to finance investments and potentially for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all, or that SBIC I LP will be able to borrow additional funds. We have received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from our definition of senior securities in our statutory 200% asset coverage ratio under the 1940 Act.

If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common shareholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in our shareholders’ best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our shareholders, and if our shareholders approve any such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease, and our shareholders might experience dilution.

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

The OFS Capital WM Facility documentation contains several events of default, including breaches of representations and warranties by us, OFS Capital WM or Madison Capital (an indirect wholly-owned subsidiary of New York Life Investments) and breaches of covenants that prohibit certain actions by us, OFS Capital WM, Madison Capital or the affiliate of Madison Capital that acts as loan manager for OFS Capital WM. If an event of default were to occur, the trustee, at the request of the controlling lender, may accelerate the outstanding indebtedness under the OFS Capital WM Facility and may enforce its rights in the collateral securing the facility. As we have pledged our equity interest in OFS Capital WM as security for the obligations under the OFS Capital WM Facility, we may lose all or a portion of our investment in OFS Capital WM if an event of default occurs. Breaches of the OFS Capital WM Facility documentation that fall short of an event of default could also negatively impact the value of our equity interest in OFS Capital WM and the value of our shareholders’ investment in OFS Capital.

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

Our business is highly dependent on the communications and information systems of OFS Advisor and its affiliates as well as third parties. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts; and
•	cyber attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments, including those of our subsidiaries, take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. Most of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (ASC Topic 820). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information is the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of two independent service providers to review the valuation of these securities. The types of factors that the board of directors takes into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of income as net change in unrealized appreciation or depreciation.

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

Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our, and our portfolio companies’, business, results of operations or financial condition.

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

In addition, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy, including making investments in entities such as OFS Capital WM and SBIC I LP, in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this annual report on Form 10-K and our accounting practices described in this annual report on Form 10-K, and may shift our investment focus from the areas of expertise of OFS Advisor to other types of investments in which OFS Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

On July 21, 2010, the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was signed into law. Although passage of the Dodd-Frank Act has resulted in extensive rulemaking and regulatory changes that affect us and the financial industry as a whole, many of its provisions remain subject to extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies..

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

Pending legislation may allow us to incur additional leverage.

Recently, legislation was introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation provides for (i) increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

Loss of status as a RIC would reduce our net asset value and distributable income.

We have qualified as a RIC under the Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that we distribute to our shareholders, provided that we satisfy certain distribution and other requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of shareholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. See “Item 1. Business— Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior stockholder approval except by judicial action. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

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

We incur significant costs as a result of being a public company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, beginning with our fiscal year ending December 31, 2013, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. We are required to review our internal control over financial reporting on an annual basis, and to evaluate and disclose changes in our internal control over financial reporting on a quarterly and annual basis.

As a result, we expect to incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we have not adequately addressed the weakness.

As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2013, management identified a material weakness related to the appropriate accounting treatment for the Tamarix Acquisitions. Specifically, the Company initially considered treating the Tamarix Acquisitions as a business combination governed by ASC 805, albeit reflecting as a day one loss, rather than recording as goodwill or other intangibles, the excess purchase price over the fair value of the net identifiable assets.  The Company initially believed that approach, which would constitute a departure from GAAP, might be appropriate, because the traditional business combination treatment (including recognition of goodwill) under ASC Topic 805 did not appear to appropriately reflect a business combination between two investment companies, especially in the Company’s situation, where the acquirer (OFS Capital) had already been fair valuing the assets of the acquiree (Tamarix LP) for a number of quarters. The Company ultimately decided that any departure from ASC 805 was not warranted. As described in “Item 9A. Controls and Procedures- Management’s Report on Internal Control Over Financial Reporting,” future business combination transactions will be prepared in accordance with ASC 805.  We believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Further, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.

Market conditions have materially and adversely affected debt and equity capital markets in the United States and around the world.

Beginning in 2007 and continuing into 2014, global financial markets and the global economy, including U.S. financial markets and the U.S. economy, have experienced periods of extreme volatility and disruption resulting in uncertainty in the financial and credit markets in general. This uncertainty in the financial and credit markets has reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular. To the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity could cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, and results of operations. Deterioration of market conditions could materially and adversely affect our business.

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

Historically, the bulk of our investment portfolio consisted of senior secured loans to middle-market companies in the United States. We have expanded into additional asset classes, including investments in subordinated loans and, to a lesser extent, warrants and other minority equity securities, which may result in a higher amount of risk than alternative investments, volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of OFS Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and OFS Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

We will at times take a security interest in the available assets of our portfolio companies, including the equity interests of their subsidiaries and, in some cases, the equity interests of our portfolio companies held by their shareholders. There is a risk that the collateral securing these types of loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Additionally, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for these types of loans. Moreover, in the case of certain of our investments, we do not have a first lien position on the collateral. Consequently, the fact that a loan may be secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to equitable subordination. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan may be satisfied only after the debt senior to our loan receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (for the duration of “standstill” periods), and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the funds necessary to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

The lack of liquidity in our investments may adversely affect our business.

All of our assets are presently invested in illiquid securities, and a substantial portion of our investments in leveraged companies is subject to legal and other restrictions on resale or is otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, OFS Advisor, OFSAM or any of its other affiliates have material nonpublic information regarding such portfolio company.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;

•	the enterprise value of a portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings and cash flows;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

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

We are a non-diversified management investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified management investment company within the meaning of the 1940 Act, which means that we are not be limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

Although we may do so in the future, we generally do not hold controlling equity positions in our portfolio companies. As a result of not holding controlling equity interests in our portfolio companies, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

We have invested a substantial portion of our capital in first lien, unitranche, second-lien and subordinated loans issued by our portfolio companies. The portfolio companies may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing first-priority debt of such companies. The first-priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, would only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with more senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such more senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

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

We make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate, or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

Our base management fee may induce OFS Advisor to cause us to incur leverage.

Our base management fee is payable based upon our total assets, other than cash, cash equivalents, and intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity. This fee structure may encourage OFS Advisor to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by OFS Advisor on our behalf, our board of directors may not be able to monitor this potential conflict of interest effectively.

Our incentive fee may induce OFS Advisor to make certain investments, including speculative investments.

The incentive fee payable by us to OFS Advisor may create an incentive for OFS Advisor to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to OFS Advisor is determined may encourage OFS Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our shareholders.

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to OFS Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our shareholders will bear his or her share of the management and incentive fee of OFS Advisor as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest. For example, by virtue of our investment in OFS Capital WM, our shareholders indirectly incur management fees payable to the loan manager of the OFS Capital WM portfolio.

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

OFS Advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify OFS Advisor against certain liabilities, which may lead OFS Advisor to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our board of directors in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its and its affiliates’ respective officers, directors, members, managers, shareholders and employees will not be liable to us, any subsidiary of ours, our directors, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its and its affiliates’ respective officers, directors, members, managers, shareholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be subject to additional risks if we engage in hedging transactions and/or invest in foreign securities.

The 1940 Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate investments in securities of non-U.S. companies. We expect that these investments would focus on the same junior debt securities investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks, including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.

Engaging in either hedging transactions or investing in foreign securities would entail additional risks to our shareholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.

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

When we invest in certain senior secured and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We also may invest in equity securities directly. To the extent we hold equity investments, except as described below, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. In the case of OFS Capital WM, our wholly-owned subsidiary, we will not receive direct benefits from the sale of assets in its portfolio. Rather, our return on our investment in such assets will depend on the ability of OFS Capital WM’s loan portfolio to generate cash flow in excess of payments required to be made to other parties under the terms of the OFS Capital WM Facility documentation and distribution of the excess to us.

Risks Related to Our Common Stock

There is a risk that shareholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We have made distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions.

The market price of our common stock may fluctuate significantly.

As with any stock, the market price of our common stock will fluctuate with market conditions and other factors. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, SBICs or business development companies;

•	loss of RIC or BDC status;

•	failure of SBIC I LP to maintain its status as an SBIC;

•	changes or perceived changes in earnings or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of OFS Advisor’s, OFSC’s or any of their affiliates’ key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our articles of incorporation dividing our board of directors into three classes with the term of one class expiring at each annual meeting of shareholders. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.

Our common stock may trade below its net asset value per share, which limits our ability to raise additional equity capital.

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our shareholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2013, our net asset value per share was $14.58. The daily average closing price of our shares on the Nasdaq Global Market for the year ended December 31, 2013 was $12.81. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.      Properties

We do not own or lease any real estate or other physical properties material to our operation. Our headquarters are currently located at 2850 West Golf Road, 5th Floor, Rolling Meadows, Illinois 60008, and are provided by OFS Services pursuant to the Administration Agreement. Beginning March 24, 2014, our headquarters are moving to 10 S. Wacker, Suite 2500, Chicago, IL 60606 in Chicago, Illinois. Additional operations are conducted from offices in New York, New York and Los Angeles, California, which are also provided by OFS Services pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as we contemplate continuing to conduct it.

Item 3.      Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2013. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “OFS.” The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Global Market and our net asset value per share as determined as of the last day of each quarter since our common stock began trading on the Nasdaq Global Market on November 8, 2012 through December 31. 2013:

	Sales Price
Period	High	Low
Fiscal 2013
Fourth Quarter	$12.95	$11.59
Third Quarter	12.66	11.66
Second Quarter	14.54	11.18
First Quarter	14.54	13.87

Fiscal 2012
Fourth Quarter (4)	$14.37	$12.88

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low sales price divided by the quarter end NAV.
(3)	Represents the dividend declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after our IPO in November 2012, would be $0.34 per share.
(4)	Period from November 8, 2012 through December 31, 2012 (excludes IPO price of $15.00).

The last reported sale price for our common stock on the Nasdaq Global Select Market on March 13, 2014 was $12.35 per share. We were added to the NASDAQ Global Select Market beginning January 2, 2014. As of March 13, 2014, there were two holders of record of the common stock, one of which was OFSAM. The other holder of record does not identify shareholders for whom shares are held beneficially in “nominee” or “street name.”

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

Issuer Purchases of Equity Securities

For the years ended December 31, 2013 and 2012, we did not purchase any shares of our common stock in the open market.

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 1000 Index and the SNL U.S. RICs Index, for the period from November 8, 2012, the date our common stock began trading on the Nasdaq Global Market, through December 31, 2013. The graph assumes that, on November 8, 2012, a person invested $100 in our common stock, the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index. The graph measures total shareholder return, which takes into account changes in stock price and assumes reinvestment of all dividends and distributions prior to any tax effect.

OFS Capital Corporation

Total Return Performance
175
150
125
100
75
50
Index Value
OFS Capital Corporation
S&P 500
SNL U.S. RICs
Russell 1000
11/08/12
12/31/12
03/28/13
06/28/13
09/30/13
12/31/13

SOURCE: SNL Financial LC

For the graph above, the Company has included the SNL U.S. RICs (Registered Investment Companies) Index as we believe the companies included in such index are more representative of the Company’s line-of-business than the companies included in the Russell 1000. Given this is the first year that the SNL U.S. RICs Index is being presented, we have also included the Russell 1000 Index which was presented in the preceding year’s Form 10-K.

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

Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income.

The following table summarizes our distributions declared and paid on all shares since inception to date:

			Amount
Date Declared	Record Date	Payment Date	Per Share	Total Amount
Fiscal 2014
January 21, 2014	January 31, 2014	February 14, 2014	$0.34	$3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)	Represents the dividend declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after our IPO in November 2012, would be $0.34 per share.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions at a particular level.

Distributions in excess of our current and accumulated earnings and profits generally are treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions is treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For dividends and distributions paid during the year ended December 31, 2013, out of our approximately $11.4 million of distributions, approximately 67% represented ordinary income and 33% represented a return of capital.

Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution) is mailed to our U.S. shareholders. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our shareholders.

We maintain an “opt-out” dividend reinvestment plan for our common shareholders. As a result, if we declare a dividend, cash dividends are automatically reinvested in additional shares of our common stock unless the shareholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash dividends.

Item 6.      Selected Consolidated Financial Data

The following selected financial and other data for the year ended December 31, 2013, the period from November 8, 2012 to December 31, 2012, the period January 1, 2012 through November 7, 2012, and the years ended December 31, 2011 and 2010 are derived from our consolidated financial statements that have been audited by McGladrey LLP, our independent auditors. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K.

	Post-IPO as a Business Development Company		Pre-IPO Prior to becoming a Business Development Company
	For the Year Ended December 31, 2013	For the Period November 8, 2012 through December 31, 2012	For the Period January 1, 2012 through November 7, 2012	For the Year Ended December 31, 2012 (1)	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
		(Amounts in thousands, except per share data)
Statement of Operations Data:
Total investment income	$17,070	$2,593	$10,839	$13,432	$1,772	$10,438
Total expenses	11,352	1,932	7,405	9,337	2,635	7,466
Net investment income (expenses)	5,718	661	3,434	4,095	(863)	2,972
Net realized gain (loss) on non-control/non-affiliate investments	87	-	(1,112)	(1,112)	-	-
Realized gain from Tamarix Acquisitions	2,742	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on
non-control/non-affiliate investments	367	(222)	161	(61)	(156)	19
Net change in unrealized appreciation (depreciation) on affiliate investments	511	(41)	-	(41)	-	-
Net change in unrealized depreciation on control investment	(1,750)	-	-	-	-	-
Other income (loss) prior to becoming a business development
company	-	-	3,113	3,113	(1,168)	2,248
Cumulative effect of accounting change	-	(348)	570	222	-	-
Extraordinary gain (loss)	-	873	(873)	-	-	-
Net increase (decrease) in net assets resulting from operations	7,675	923	5,293	6,216	(2,187)	5,239
Per share data:
Net asset value	$14.58	$14.80	N/A	N/A	N/A	N/A
Net investment income	0.59	0.07	N/A	N/A	N/A	N/A
Net realized gain on non-control/non-affiliate investments	0.01	-	N/A	N/A	N/A	N/A
Realized gain from Tamarix Acquisitions	0.29	-	N/A	N/A	N/A	N/A
Net change in unrealized appreciation (depreciation) on
non-control/non-affiliate investments	0.04	(0.02)	N/A	N/A	N/A	N/A
Net change in unrealized appreciation (depreciation) on
affiliate investments	0.05	-	N/A	N/A	N/A	N/A
Net change in unrealized depreciation on control investment	(0.18)	-	N/A	N/A	N/A	N/A
Per share dividends declared	1.02	0.17	N/A	N/A	N/A	N/A
Balance sheet data at period end:
Investments, at fair value/book value	$237,919	$232,199	N/A	$232,199	$59,379	$150,477
Cash and cash equivalents	28,569	8,270	N/A	8,270	814	942
Restricted cash and cash equivalents	450	623	N/A	623	-	-
Other assets	12,149	4,457	N/A	4,457	4,721	2,651
Total assets	279,087	245,549	N/A	245,549	64,914	154,070
Total liabilities	138,709	103,750	N/A	103,750	10,195	84,548
Total net assets/member's equity	140,378	141,799	N/A	141,799	54,719	69,522
Other data (unaudited):
Weighted average annualized yield on income producing
investments at fair value (2)	8.53%	N/A	N/A	7.64%	8.41%	7.56%
Number of portfolio companies at period end (3)	58	59	N/A	59	51	38

(1)	The consolidated statement of operations for the year ended December 31, 2012 included the Company's Pre-IPO and Post-IPO operations during 2012.
(2)	Weighted average annualized yield on income producing investments at fair value for the year ended December 31, 2011 and 2010 gives pro forma effect to OFS Capital’s consolidation of OFS Capital WM as a result of the WM 2012 Credit Facility Amendments, as if the consolidation took place at December 31, 2011 and 2010, respectively. Weighted average annualized yield on income producing investments at fair value for the year ended December 31, 2010 also gives effect to the sale accounting adjustment related to OFS Capital’s sale of its loan portfolio to OFS Capital WM on September 28, 2010, as if the accounting adjustment took place at December 31, 2010.
(3)	The number of portfolio companies at December 31, 2011 and 2010 gives pro forma effect to OFS Capital's consolidation of OFS Capital WM as a result of the WM 2012 Credit Facility Amendments, as if the consolidation took place at December 31, 2011 and 2010, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a BDC or an SBIC, or maintaining our status as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the administration of OFS Capital WM’s portfolio by an unaffiliated loan manager;

•	our ability to replicate historical results;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	Our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the ability of SBIC I LP, OFS Capital WM and any other portfolio companies to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company. Our investment objective is to provide our shareholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see “General—Investment Criteria/Guidelines.”

As of December 31, 2013, our investment portfolio consisted of outstanding loans of approximately $237.7 million in aggregate principal amount in 58 portfolio companies, of which $49.0 million in aggregate principal amount was held by SBIC I LP our wholly-owned SBIC subsidiary, in eight portfolio companies. As of December 31, 2013, 93% of our investment portfolio was comprised of senior secured loans, 4% of subordinated loans and 3% of equity investments, at fair value.

While our investment strategy focuses primarily on middle-market companies in the United States, including senior secured, unitranche, second-lien and mezzanine loans and, to a lesser extent, warrants and other minority equity securities, we also may invest up to 30% of our portfolio in opportunistic investments of non-eligible portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.

Our investment strategy includes SBIC I LP, which received a SBIC license from the SBA in May 2012. On December 4, 2013, we received approval from the SBA to acquire all of the limited partnership interests in SBIC I LP and all of the ownership interests of its general partner, SBIC I GP, that were owned or subscribed for by other persons. We acquired the interests on December 4, 2013, which resulted in SBIC I LP becoming a wholly-owned subsidiary. The transaction was finalized in January 2014. For additional information on the acquisition of SBIC I LP and SBIC I GP, see “Item 8 – Financial Statements and Supplementary Data.” The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see “- Regulation—Small Business Investment Company Regulations.”

On November 26, 2013, we received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act.

Our investment activities are managed by OFS Advisor, and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the investment advisory agreement between us and OFS Advisor, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. We have also entered into an administration agreement with OFS Capital Services, our Administrator. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement.

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

We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to 50% of our asset base). We may borrow money when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock.

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

Outlook on Market Conditions

Beginning in 2007, global capital markets experienced stress, volatility, and periods of disruption, manifested in a lack of liquidity in the debt capital markets, write-offs in the financial services sector, re-pricing of credit risk and failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and financial services firms in particular. While the volatility and disruption peaked in the 2008 to 2009 period, and indicators suggest improvement in capital markets since that time, conditions could deteriorate in the future. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of certain regulatory constraints.

At the same time, the capital markets for the companies in which we invest showed signs of increased investment activity in 2012 and 2013, as compared to prior years. Therefore, to the extent we have capital available, we believe this is an opportune time to invest in the lending market for such companies.

Recent Developments and Other Factors Affecting Comparability

BDC Conversion. On November 7, 2012, OFS Capital, LLC converted into a Delaware corporation, OFS Capital Corporation, and the outstanding limited liability company interest in OFS Capital, LLC was converted into 2,912,024 shares of common stock in OFS Capital Corporation. As part of the BDC Conversion, OFSAM was issued an aggregate of 2,912,024 shares of common stock in OFS Capital Corporation in exchange for its limited liability company interest in OFS Capital, LLC at an average estimated equivalent price of $19.14 per share. See Note 2 in our December 31, 2013 consolidated financial statements for more information regarding the cumulative effect of our BDC election.

Pre-IPO Transactions with SBIC I LP. Prior to May 10, 2012, we were deemed to be the primary beneficiary of SBIC I LP and, therefore, in accordance with Accounting Standards Codification Topic 810, or ASC Topic 810, the financial statements of SBIC I LP were consolidated with ours. On May 10, 2012, as a result of SBIC I LP’s receipt of an SBIC license, we became a 68.4% limited partner in SBIC I LP and were deemed, under the applicable accounting literature, to continue to hold a controlling financial interest in SBIC I LP, as described more fully in our consolidated financial statements. Accordingly, we continued to consolidate the financial statements of SBIC I LP with ours at June 30, 2012. On July 27, 2012, however, SBIC I LP repaid its loans together with accrued interest due to us in an aggregate amount of approximately $16.6 million, and the three investment professionals of SBIC I GP resigned from our affiliated entity. As a result, effective as of July 27, 2012, we deconsolidated SBIC I LP’s financial statements from our own, and accounted for our investment in SBIC I LP under the equity method of accounting (“Tamarix Deconsolidation”). From November 8, 2012, upon our BDC Conversion, until our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013, we accounted for our equity investment in SBIC I LP at fair value.

Acquisition of SBIC I LP & SBIC I GP Interests. On December 4, 2013, the Company purchased the remaining limited partnership interests in SBIC I LP (“Tamarix LP Acquisition”), making SBIC I LP a wholly owned subsidiary of OFS Capital. On December 4, 2013, OFS Capital also acquired all of the remaining membership interests in SBIC I GP (“Tamarix GP Acquisition”). The Tamarix LP Acquisition and Tamarix GP Acquisition are referred to collectively as the “Tamarix Acquisitions” (see Note 4 of our December 31, 2013 consolidated financial statements for more details). The transaction was finalized in January 2014. Upon the Tamarix Acquisitions, on December 4, 2013, we again consolidated the financial statements of both SBIC I LP and SBIC GP into our financial statements.

WM 2012, 2013, and 2014 Credit Facility Amendments. Prior to the WM 2012 Credit Facility Amendments completed in March 2012, under generally accepted accounting principles, we did not consolidate OFS Capital WM’s financial statements into our financial statements, as we determined in accordance with ASC Topic 810 that, despite our owning 100% of the equity interests of OFS Capital WM, the loan manager, Madison Capital, was the primary beneficiary of OFS Capital WM. Therefore, prior to March 30, 2012, we recorded our equity interest in OFS Capital WM in our financial statements but did not consolidate OFS Capital WM’s financial statements with our own.

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

On November 22, 2013, the OFS Capital WM Facility was further amended. Pursuant to the amendment, (1) the loan with Wells Fargo was extended to December 31, 2018; (2) the reinvestment period for the Wells Fargo loan was extended to December 31, 2015; (3) the accrued interest rate on outstanding Class A loans was reduced to LIBOR plus 2.50% per annum, and (4) the advance rate on borrowings was increased from 65% to 70%.

On January 17, 2014, the OFS Capital WM Facility was further amended, pursuant to which the calculation of the borrowing base was adjusted and the minimum equity requirement was lowered from $65,000 to $50,000, resulting in additional liquidity for the Company.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 820. At December 31, 2013, approximately 85% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by our board of directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Our debt and equity securities are primarily comprised of investments in middle market companies whose securities are not publicly traded. Our investments in these portfolio companies are generally considered Level 3 assets under ASC Topic 820 because the inputs used to value the investments are generally unobservable. As such, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

Our policies relating to the valuation of our portfolio investments are as follows:

Investments for which sufficient market quotations are readily available are valued at such market quotations. We may also obtain indicative prices with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. There is not a readily available market value for many of our investments; those debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the board of directors. We value such investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Our valuation of each of our assets for which sufficient market quotations are not readily available is reviewed by one or more independent third-party valuation firms at least once every 12 months.

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

With respect to investments for which sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, our board of directors will undertake, on a quarterly basis, unless otherwise noted, a multi-step valuation process, as described below:

•	For each debt investment, a basic credit rating review process will be completed. The risk rating on every credit facility will be reviewed and either reaffirmed or revised by the investment committee. This process will establish base information for the quarterly valuation process.

•	Each portfolio company or investment will be valued by an investment professional.

•	Preliminary valuation conclusions will then be documented and discussed with individual members of the Advisor Investment Committee.

•	The preliminary valuations will then be submitted to the Advisor Investment Committee for ratification.

•	Third-party valuation firm(s) will be engaged to provide valuation services as requested, by reviewing the preliminary valuations of the Advisor Investment Committee. The Advisor Investment Committee’s preliminary fair value conclusions on each of our assets, for which sufficient market quotations are not readily available will be reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by our board of directors or required by our valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of our board of directors.

•	Our board of directors will discuss valuations and determine the fair value of each investment in the portfolio in good faith based on the input of OFS Advisor and, where appropriate, the respective independent valuation firms.

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Revenue Recognition. Our revenue recognition policies are as follows:

Investments and Related Investment Income: Investments are recorded at fair value. The Company’s board of directors determines the fair value of its portfolio investments. The determination of the fair value of the portfolio investments includes an analysis of the value of any unfunded loan commitments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. The Company accrues interest income until certain events take place, which may place a loan into a non-accrual status. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees (collectively, “net loan origination fee income”) are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. All other income is recorded into income when earned. Further, in connection with the Company’s debt investments, the Company will sometimes receive warrants or similar no cost equity-related securities (“Warrants”). The Company determines the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income over the life of the debt security. Dividend income is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distribution of earnings from portfolio companies are evaluated to determine if the distribution is income or return of capital.

For investments with contractual PIK interest which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity (or at some other stipulated date), the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net changes in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Non-accrual. Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of the Company’s management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

Principles of consolidation.

The Company’s December 31, 2013 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OFS Capital WM, OFS Funding, LLC, SBIC I LP and SBIC I GP. The Company consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. The Company also consolidates a variable interest entity (“VIE”) if it is the primary beneficiary in the VIE. Effective March 30, 2012, the Company consolidated the financial statements of OFS Capital WM into its own. Effective July 27, 2012, the Company deconsolidated the financial statements of SBIC I LP from its own. Effective December 4, 2013, the Company consolidated the financial statements of SBIC I LP and SBIC I GP into its own. See “Item 8 – Financial Statements and Supplementary Data – Note 3 and Note 4” for more detailed information.

Portfolio Composition and Investment Activity

The total fair value of our investments was approximately $237.9 million at December 31, 2013, approximately $232.2 million at December 31, 2012, and approximately $225.0 million at December 31, 2011. The amount at December 31, 2011 gives pro forma effect to our BDC/RIC elections adjustments and the WM Consolidation Adjustments, which refers to the financial statement adjustments to consolidate OFS Capital WM’s financial statements into our own as a result of the WM 2012 Credit Facility Amendments (the “WM Consolidation Adjustments”).

For the year ended December 31, 2013, we closed debt investments with eight companies with an aggregate face value of approximately $41.2 million and made equity investments totaling approximately $2.5 million in one portfolio company. Prior to our December 4, 2013 Tamarix Acquisitions, SBIC I LP closed nine investments with five portfolio companies during the period January 1, 2013 through December 4, 2013. SBIC I LP’s nine new investments during that period consisted of four debt investments with total principal balance of $19.4 million and unfunded commitments of $3.3 million as well as five equity investments purchased for a total of $0.9 million. For the year ended December 31, 2013, we received approximately $63.1 million in proceeds from principal payments on debt investments and sold three debt investments for approximately $13.9 million, of which approximately $4.5 million was settled in January 2014.

For the year ended December 31, 2012, OFS Capital WM closed debt investment with 24 companies with an aggregate face value of approximately $91.0 million, and SBIC I LP closed an investment with one portfolio company with a face value of approximately $3.3 million. For the year ended December 31, 2011, OFS Capital and OFS Capital WM closed loans with 41 companies with an aggregate face value of approximately $201.2 million. On May 11, 2012, due to a reduction in the borrowing base value ascribed to a $4.7 million (principal amount) loan owned by OFS Capital WM following March 31, 2012, an affiliate of OFSAM purchased the loan from OFS Capital WM at its fair value as of March 31, 2012 of $4.2 million. We recognized a realized loss of approximately $1.2 million from this transaction. For the year ended December 31, 2012 and the year ended December 31, 2011, after giving pro forma effect to the WM Consolidation Adjustments, we had approximately $32.7 million and $63.2 million, respectively, in net debt repayments (net of revolver advances) in existing portfolio companies and sold approximately $15.0 million and $21.2 million of our loans, respectively.

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business- General-Portfolio Review/Risk Monitoring”.

The following table shows the classification of our debt investments portfolio by credit rating as of December 31, 2013 and 2012. At December 31, 2011, the Company had two credits, both of which had a risk rating of 3:

	December 31, 2013		December 31, 2012
	Debt		Debt
	Investments,	% of Debt	Investments,	% of Debt
	at Fair Value	Investments	at Fair Value	Investments
Credit Rating	(Dollor amounts in thousands)
1	$-	0.0%	$-	0.0%
2	-	0.0%	-	0.0%
3	204,273	88.6%	211,114	92.8%
4	17,384	7.5%	16,428	7.2%
5	7,846	3.4%	-	0.0%
6	1,051	0.5%	-	0.0%
7	-	0.0%	-	0.0%
	$230,554	100.0%	$227,542	100.0%

The following table shows the cost and fair value of our portfolio of investments by asset class as of December 31, 2013, 2012 and 2011, as well as pro forma at December 31, 2011, after giving effect to the WM Consolidation Adjustments.

	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2013		2012		2011		2011
	Historical		Historical		Historical		Pro Forma
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollar amounts in thousands)

Senior Secured
Performing	$222,564	$220,495	$231,781	$227,542	$9,267	$9,809	$223,029	$217,637
Non-Accrual	3,988	1,051	-	-	-	-	-	-
Subordinated
Performing	9,009	9,008	-	-	4,756	4,756	4,756	4,756
Non-Accrual	-	-	-	-	-	-	-	-
Equity Investments	7,862	7,365	5,049	4,657	45,575	43,836	2,455	2,619
Total	$243,423	$237,919	$236,830	$232,199	$59,598	$58,401	$230,240	$225,012

As of December 31, 2013, the weighted average yield to fair value of our debt investments was approximately 8.53%. Throughout this document, the weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized amortization of deferred loan origination fees and accretion of OID divided by (b) total debt investments at fair value. The weighted average yield on debt investments at fair value is computed as of the balance sheet date and excludes assets on non-accrual status as of such date.

As of December 31, 2013, floating rate loans comprised 85% of our debt investment portfolio and fixed rate loans comprised 15% of our debt investment portfolio.

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

Revenues. We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, from our investment securities in portfolio companies. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we anticipate receiving repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. On occasion, our portfolio activity may also reflect the proceeds of sales of securities. In some cases, our investments will provide for deferred interest payments or PIK interest (meaning interest paid in the form of additional principal amount of the loan instead of in cash). In addition, we may generate revenue in the form of commitment, origination and sourcing, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses. Our primary operating expenses include interest expense due under our outstanding borrowings (both the OFS Capital WM Facility and the SBA debentures), the payment of fees to OFS Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

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

We do not believe that our historical operating performance is necessarily indicative of our future results of operations that we expect to report in future periods. During the past three years, we completed several significant corporate transactions, including the BDC Conversion, Pre-IPO Transactions with SBIC I LP, the Tamarix Acquisitions, and the 2012, 2013 and 2014 WM Credit Facility Amendments, as described in more detail under “—Recent Developments and Other Factors Affecting Comparability.” We are primarily focused on investments in middle-market companies in the United States, including investments in senior secured and subordinated loans and, to a lesser extent, warrants and other minority equity securities, which differs to some degree from our historical investment concentration, which was in senior secured loans to middle-market companies in the United States. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code, to which we were not previously subject. In addition, SBIC I LP is subject to regulation and oversight by the SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.

Comparison of years ended December 31, 2013, 2012, and 2011

Consolidated operating results for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
	(Amounts in thousands)
Total investment income	$17,070	$13,432	$1,772
Total expenses	11,352	9,337	2,635
Net investment income (loss)	5,718	4,095	(863)
Net realized and unrealized gain (loss) on investments	1,957	(1,214)	(156)
Total other income (loss) prior to becoming a business development company	-	3,113	(1,168)
Cumulative effect of accounting change	-	222	-
Net increase (decrease) in net assets resulting from operations	$7,675	$6,216	$(2,187)

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.

Investment Income

	2013	2012	2011
	(Amounts in thousands)
Interest income
Non-control/non-affiliate investments	$16,613	$13,326	$1,752
Affiliate investments	211	-	-
Control investment	103	-	-
Total interest income	16,927	13,326	1,752
Dividend and fee income
Non-control/non-affiliate investments	-	106	20
Affiliate investments	136	-
Control investment	7	-	-
Total dividend and fee income	143	106	20
Total investment income	$17,070	$13,432	$1,772

Total investment income increased by approximately $3.6 million, or 27%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The $3.6 million increase in total investment income was primarily due to a full year of interest income generated by OFS Capital WM during 2013, as compared to nine months during 2012, as a result of our consolidation of OFS Capital WM’s results of operations effective April 1, 2012.

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

Expenses

	2013	2012	2011
	(Amounts in thousands)
Interest expense	$3,384	$4,163	$831
Amortization of deferred financing closing costs	965	472	-
Management fees	3,435	2,245	1,365
Management fees - other related parties	-	627	-
Professional fees	1,639	935	151
Administrative fee	938	110	-
General and administrative expenses	991	785	288
Total expenses	$11,352	$9,337	$2,635

Total expenses increased by approximately $2.0 million, or 22%, for the year ended December 31, 2013 as compared with the year ended December 31, 2012. Interest expense decreased by approximately $0.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to the decrease in the outstanding balance on the revolving lines of credit, which was partially offset by the higher interest expense we incurred for the full twelve months of the year ended December 31, 2013, compared to only nine months of interest expense in the prior period as a result of our consolidation of OFS Capital WM statement of operations effective April 1, 2012. Amortization of deferred financing costs increased by $0.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to the termination of the Class B loan facility of OFS Capital WM in January 2013 and the resulting write off of $0.3 million in unamortized deferred financing costs. Management fees expense increased by approximately $1.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, which was attributable to (1) an increase in management fee expense we incurred to our investment advisor during the year ended December 31, 2013 in the amount of $0.9 million, and (2) reflection in our Statement of Operations of a full year of management fee expense incurred by OFS Capital WM to its loan manager for 2013, compared to a reflection of only nine months of management fee expense for the period April 1, 2012 through December 31, 2012. We incurred management fees – other related parties of approximately $0.6 million during the year ended December 31, 2012, which represented management fee expense incurred by SBIC I LP to its investment manager during the year ended December 31, 2012, while it was consolidated into our financial statements through July 27, 2012. We incurred an administrative fee expense of approximately $0.9 million and $0.1 million during the year ended December 31, 2013 and the period November 8, 2012 to December 31, 2012, respectively. Professional fees and general and administrative expenses increased by approximately $0.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to our increased costs as a public company, professional fees incurred in connection with the Tamarix Acquisitions, and our consolidation of OFS Capital WM’s statement of operations effective April 1, 2012.

Total expense increased by approximately $6.7 million, or 254% for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Interest expense increased by approximately $3.3 million for 2012 compared to 2011, primarily due to the interest expense incurred by OFS Capital WM on its credit facility in the amount of approximately $4.2 million for the period April 1, 2012 through December 31, 2012, as a result of our consolidation of OFS Capital WM’s statement of operations effective as of April 1, 2012, which was offset by $0.8 million of interest expense incurred in 2011 in respect of the payable under the securities loan agreement. The payable under the securities loan agreement represented a secured borrowing applied to the OFS Capital WM Transaction. Similar to the treatment of the interest income on loans receivable pledged to creditors, effective February 23, 2011, we derecognized the payable on our balance sheet and, accordingly, commencing February 23, 2011, we no longer recorded any interest expense in respect of the payable. Management fee expense increased by approximately $1.5 million in 2012 compared to 2011, which was primarily due to approximately $0.8 million of management fee OFS Capital WM incurred from its loan manager for the period April 1, 2012 through December 31, 2012, as well as approximately $0.6 million of management fee Tamarix LP incurred to its investment manager for the period January 1, 2012 through July 27, 2012, at which time we deconsolidated Tamarix LP. Professional fees, general and administrative expenses, and amortization of deferred financing closing costs increased by an aggregate of approximately $1.8 million in 2012 compared to 2011, due to our increased cost as a public company as well as our consolidation of OFS Capital WM’s statement of operations from April 1, 2012 through December 31, 2012.

Net Realized and Unrealized Gain (loss) on Investments

	2013	2012	2011
	(Amounts in thousands)
Net realized gain (loss) on non-control/ non-affiliate investments	$87	$(1,112)	$-
Realized gain from Tamarix Acquisitions	2,742	-	-
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments	367	(61)	(156)
Net change in unrealized appreciation (depreciation) on affiliate investments	511	(41)	-
Net change in unrealized depreciation on control investment	(1,750)	-	-
Net realized and unrealized gain (loss) on investments	$1,957	$(1,214)	$(156)

For the year ended December 31, 2013, we recorded total net realized and unrealized gain on investments in the amount of approximately $2.0 million. Net realized gain on sale of debt investments was approximately $0.1 million during the year. We also recorded a realized gain in the net amount of approximately $2.7 million for the year ended December 31, 2013 as a result of the Tamarix Acquisitions, which were accounted for as step acquisitions in accordance with ASC Topic 805. Under ASC Topic 805, the first step we took in accounting for the Tamarix Acquisitions was to remeasure our equity interests in SBIC I LP and SBIC I GP to the Tamarix Acquisitions date fair value and recognize the resulting gain or loss in earnings. Accordingly, we recorded a $2.7 million gain resulting from the remeasurement of our equity interests in SBIC I LP and SBIC I GP on the Tamarix Acquisition date. See Note 4 of our December 31, 2013 consolidated financial statements contained in Item 8 in this Form 10-K for further details.

For the year ended December 31, 2013, we recorded total net unrealized loss on investments in the amount of approximately $0.9 million, consisting of approximately $0.4 million of net unrealized gain on non-control/non-affiliate investments (impacted significantly by $2.3 million in unrealized depreciation on the investment in Strata Pathology Services, Inc.), $0.5 million of net unrealized gain on affiliate investments, and $1.7 million in unrealized depreciation on the control investment (Tangible Software, Inc.).

For the year ended December 31, 2012, we recorded total net realized and unrealized loss on investments in the amount of approximately $1.2 million, consisting primarily of approximately $1.1 million of net realized loss on non-control/non-affiliate investments, which represented net realized loss we incurred from sales of debt investments, and $0.1 million of combined net unrealized losses on non-control/non-affiliate and affiliate investments.

Other Income (Loss) Prior to Becoming a Business Development Company

	2013	2012	2011
	(Amounts in thousands)
Loan loss recovery on loans receivable and loan receivable pledged to creditors	$-	$-	$199
Income (loss) from equity interest in OFS Capital WM	-	2,645	(638)
Income from equity interest in Tamarix LP	-	378	-
Loss on sale of loans to OFS Capital WM	-	-	(889)
Gain on payable under securities loan agreement	-	-	71
Net loss attributable to non-controlling interests	-	61	-
Other income	-	29	89
Total other income (loss) prior to becoming a business development company	$-	$3,113	$(1,168)

We generated approximately $3.1 million of total other income prior to becoming a BDC for the year ended December 31, 2012, and incurred approximately $1.2 million of total other loss prior to becoming a BDC for the year ended December 31, 2011. This increase of approximately $4.3 million, or 367%, in 2012 was primarily due to our recording of income from our equity interest in OFS Capital WM in the amount of $2.6 million for the period January 1, 2012 through March 31, 2012, prior to our consolidation of OFS Capital WM, as well as our recording of approximately $0.4 million of income from our equity interest in SBIC I LP from July 28, 2012 through November 7, 2012 (commencing July 28, 2012, we adopted the equity method of accounting to record our investment in SBIC I LP upon our deconsolidation of SBIC I LP; commencing November 8, 2012, we adopted fair value accounting to record our equity investment in SBIC I LP, as a result of our election to become a BDC). During 2011, we recorded an approximately $0.6 million loss from equity interest in OFS Capital WM, and an approximately $0.9 million loss on sale of loans to OFS Capital WM, offset by a loan loss recovery of approximately $0.2 million.

Cumulative Effect of Accounting Change

We recorded cumulative effect of accounting change in the net amount of approximately $0.2 million for the year ended December 31, 2012, consisting of approximately $0.5 million of cumulative increase to our net income as a result of SBIC I LP’s conversion to an investment company effective May 10, 2012 when it received the SBIC license, offset by approximately $0.3 million of cumulative decrease to our net income as a result of our BDC election on November 7, 2012.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2013 and 2012, we had cash and cash equivalents of $28.6 million and $8.3 million, respectively. As of December 31, 2013, $24.7 million of the cash and cash equivalents was capital commitments funded into the SBIC Fund. During 2013, we had net cash provided by operating activities of $29.2 million, primarily due to net proceeds of $63.1 million we received from principal payments on our portfolio investments and proceeds of $9.4 million from sales of portfolio investments, partially offset by $50.3 million in new investments.

Net cash used in investing activities was $6.7 million for the year ended December 31, 2013, primarily attributable to the $8.1 million of cash we paid in connection with the Tamarix Acquisitions, partially offset by our consolidation of the $1.2 million in cash and cash equivalents held by SBIC I LP upon the Tamarix Acquisitions.

Net cash used in financing activities was $2.2 million for the year ended December 31, 2013, consisting of $10.7 million of cash dividends and distributions, and $1.2 million of financing costs we paid to amend the OFS Capital WM Facility, offset by $9.7 million of net draw from the OFS Capital WM Facility,.

We intend to generate additional cash flows from our operations, distributions from equity investments, future borrowings, including borrowings by OFS Capital WM pursuant to the OFS Capital WM Facility as well as by SBIC I LP under the SBA debentures, and through any future offerings of securities. Our primary uses of funds are investments in debt and equity investments, interest payments on indebtedness, payment of other expenses, and cash distributions to our shareholders.

The OFS Capital WM Facility

On September 28, 2010, OFS Capital WM entered into a $180.0 million secured revolving credit facility with Wells Fargo and Madison Capital, with the Class A lenders (initially Wells Fargo) providing up to $135 million in Class A loans and the Class B lenders (initially Madison Capital) providing up to $45 million in Class B loans to OFS Capital WM. In January 2013, OFS Capital WM terminated its $45 million Class B credit facility. The OFS Capital WM Facility is secured by the Eligible Loans transferred to OFS Capital WM by OFS Capital on the date of the OFS Capital WM Transaction and any eligible loan assets subsequently acquired by OFS Capital WM.

Outstanding borrowings on the Class A credit facility are limited to the lesser of (a) the “maximum facility amount” of $135 million and (b) the “borrowing base.” Generally, during the reinvestment period, the borrowing base is equal to lesser of (i) the assigned value of the loan assets in OFS Capital WM’s portfolio multiplied by the advance rate of 70% with respect to the Class A loans and (ii) the assigned value of the loan assets in OFS Capital WM’s portfolio reduced by $50.0 million. After the reinvestment period, the maximum facility amount will be limited to the then outstanding principal amount of Class A loans.

As of December 31, 2013 and 2012, we had $109.0 million and $99.2 million, respectively, in indebtedness outstanding under the OFS Capital WM Facility.

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

Under the OFS Capital WM Facility, the Loan Manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the year ended December 31, 2013 and 2012, the Company incurred management fee expense of approximately $ 1.1 million and $0.8 million, respectively, to the Loan Manager.

SBA Debentures

As a result of the Tamarix Acquisitions, SBIC I LP became our wholly-owned subsidiary effective December 4, 2013. SBIC I LP has an SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to the Company, have interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150.0 million. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of December 4, 2013, immediately prior to the Tamarix Acquisitions, SBIC I LP, operating as a stand-alone SBIC fund, had leverage commitments of $67.3 million from the SBA. In connection with the Tamarix Acquisitions, we increased our commitments to SBIC I LP to $75.0 million, which became our wholly-owned subsidiary on December 4, 2013. As of December 31, 2013, we had funded $49.4 million of the $75.0 million commitment, and funded an additional $12.0 million in January 2014. As of December 31, 2013, SBIC I LP had leverage commitments of $49.4 million from the SBA, and $26.0 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $23.4 million (increased to $35.4 million in January 2014), under present SBIC regulations. As of December 31, 2013, we had $26.0 million of SBA guaranteed debentures payable through the SBIC Fund.

Other Liquidity Matters

We expect to fund the growth of our investment portfolio utilizing the borrowings under the OFS Capital WM Facility, SBA debentures, future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act. We cannot assure shareholders that our plans to raise capital will be successful. In addition, we intend to distribute to our shareholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies to fund our unfunded commitments to portfolio companies. The illiquidity of these portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all. In November 2013, we received exemptive relief from the SEC, effective November 26, 2013. The exemptive relief allows OFS Capital to exclude SBA guaranteed indebtedness from the definition of senior securities in our statutory 200% asset coverage ratio.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of December 31, 2013, we had $4.8 million of total unfunded commitments to three portfolio companies. Unfunded commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet. In addition, as of December 31, 2013, we had approximately $25.6 million of unfunded commitments to SBIC I LP, which was reduced to approximately $13.6 million in January 2014.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2013:

	Payments due by period
		Less than 1			After 5
Contractual Obligations (1)	Total	year	1-3 years	3-5 years (2)	years (2)
	(Amounts in thousands)
OFS Capital WM Facility	$108,955	$-	$-	$108,955	$-
SBA Debentures	26,000	-	-	-	26,000
Total	$134,955	$-	$-	$108,955	$26,000

(1)         Excludes commitments to extend credit to our portfolio companies.

(2)         The OFS Capital WM Facility is scheduled to mature on December 31, 2018. The SBA debentures are scheduled to mature between September 2022 and March 2024.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

We have subscribed for $75.0 million of total capital commitments to SBIC I LP, of which $49.4 million was funded as of December 31, 2013. We funded an additional $12.0 million in January 2014, leaving our unfunded balance of $13.6 million as of March 14, 2014.

Commitments and Contingencies

As of December 31, 2013, we had $4.8 million of total unfunded commitments to three portfolio companies. As of December 31, 2012, we had $1.5 million of unfunded commitment to one portfolio company. Upon completion of the Tamarix Acquisition on December 4, 2013, we increased our commitments to SBIC I LP to $75.0 million. As of December 31, 2013, the Company had funded $49.4 million of the $75.0 million commitment, and it funded an additional $12.0 million in January 2014.

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

Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income.

The following table summarizes our distributions declared and paid on all shares since inception to date:

			Amount
Date Declared	Record Date	Payment Date	Per Share	Total Amount
Fiscal 2014
January 21, 2014	January 31, 2014	February 14, 2014	$0.34	$3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)	Represents the dividend declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after our IPO in November 2012, would be $0.34 per share.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions at a particular level.

Distributions in excess of our current and accumulated earnings and profits generally are treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions is treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For dividends and distributions paid during the year ended December 31, 2013, out of our approximately $11.4 million of distributions, approximately 67% represented ordinary income and 33% represented a return of capital.

Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution) is mailed to our U.S. shareholders. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our shareholders.

We maintain an “opt-out” dividend reinvestment plan for our common shareholders. As a result, if we declare a dividend, cash dividends are automatically reinvested in additional shares of our common stock unless the shareholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash dividends.

Related Party Transactions

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement with OFS Advisor and will pay OFS Advisor a management fee and incentive fee. Pursuant to the Investment Advisory Agreement with OFS Advisor and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. For providing these services, OFS Advisor receives a fee from us consisting of two components—a base management fee and an incentive fee. The Investment Advisor receives fees for providing services, consisting of two components—a base management fee and an incentive fee. From the completion of the Company’s IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity at the end of the two most recently completed calendar quarters. Beginning on November 1, 2013, the base management fee is calculated at an annual rate of 1.75% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013. The base management fee is payable quarterly in arrears.

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

The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. The Investment Advisor has elected to exclude from the Capital Gain Fee calculation any incentive fee that would be owed in respect of the realized gain on step acquisition resulting from Tamarix Acquisitions.

License Agreement

We have entered into a license agreement with OFSAM under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.”

Administration Agreement

We have entered into an Administration Agreement, pursuant to which OFS Services furnishes us with office facilities, equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under our Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority.

Staffing Agreement

OFS Advisor is an affiliate of OFSC, with which it has entered into a Staffing Agreement. Under this agreement OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel and other resources of OFSC and its affiliates. The Staffing Agreement should provide OFS Advisor with access to deal flow generated by the professionals of OFSC and its affiliates and commits the members of the Advisor Investment Committee to serve in that capacity. OFS Advisor intends to capitalize on the significant deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFSC’s investment professionals.

OFSC also has entered into a staffing and corporate services agreement with OFS Services. Under this agreement, OFS Services will make available to OFSC experienced investment professionals and access to the administrative resources of OFS Services.

Recent Developments

In January 2014, the Company funded an additional $12.0 million to the SBIC I LP, leaving a remaining unfunded commitment of $13.6 million out of $75.0 million in total commitments.

On January 17, 2014, the OFS Capital WM Facility was amended, pursuant to which the calculation of the borrowing base was adjusted and the minimum equity requirement was lowered from $65,000 to $50,000, resulting in additional liquidity for the Company. No financing costs were incurred in connection with this amendment.

On February 14, 2014, the Company paid a dividend of $0.34 per share to shareholders of record at January 31, 2014. In connection with the dividend, the Company made cash payments of $3,240 and issued 2,656 shares of common stock.

On February 18, 2014 the SBA approved the name changes for Tamarix Capital Partners, L.P. and Tamarix Capital Partners, G.P, LLC to OFS SBIC I, LP and OFS SBIC I GP, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2013, 85% of our debt investments bore interest at floating interest rates and 15% of our debt investments bore fixed interest rates. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. All of the debt investments bearing floating interest rates in our portfolio as of December 31, 2013 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.

In addition, the OFS Capital WM Facility has a floating interest rate provision, and we expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

Assuming that our consolidated balance sheet as of December 31, 2013 were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates

	Interest	Interest	Net increase
Basis point increase(1)	income	expense	(decrease)
	(Amounts in thousands)
100	$189	$(1,105)	$(916)
200	1,947	(2,209)	(262)
300	3,942	(3,314)	628
400	5,937	(4,419)	1,518
500	7,931	(5,523)	2,408

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

OFS Capital Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm	74

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	75

Consolidated Balance Sheets as of December 31, 2013 and 2012	76

Consolidated Statements of Operations for the Year Ended December 31, 2013, the Period November 8, 2012 through December 31, 2012, the Period January 1, 2012 through November 7, 2012, and the Year Ended December 31, 2011	77

Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2013, the Period November 8, 2012 through December 31, 2012, the Period January 1, 2012 through November 7, 2012, and the Year Ended December 31, 2011	78

Consolidated Statements of Cash Flows for the Year Ended December 31, 2013, the Period November 8, 2012 through December 31, 2012, the Period January 1, 2012 through November 7, 2012, and the Year Ended December 31, 2011	79

Consolidated Schedules of Investments as of December 31, 2013 and 2012	81

Notes to Consolidated Financial Statements	88

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

OFS Capital Corporation

We have audited the accompanying consolidated balance sheets of OFS Capital Corporation and Subsidiaries (collectively, the “Company”), including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2013, the period November 8, 2012 through December 31, 2012, the period January 1, 2012 through November 7, 2012, and the year ended December 31, 2011. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2013 and 2012, by correspondence with custodian, loan agent or borrower. Our audit also involved performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OFS Capital Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013, the period November 8, 2012 through December 31, 2012, the period January 1, 2012 through November 7, 2012, and the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OFS Capital Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Our report dated March 17, 2014, expressed an opinion that OFS Capital Corporation and Subsidiaries had not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey LLP

Chicago, Illinois

March 17, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

OFS Capital Corporation

We have audited OFS Capital Corporation and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded Tamarix Capital Partners, L.P. (“Tamarix LP”) and Tamarix Capital G.P. LLC (“Tamarix GP”) from its evaluation of internal control over financial reporting as of December 31, 2013, because they were acquired by the Company in a purchase business combination in December 2013. We have also excluded Tamarix LP and Tamarix GP from our audit of internal control over financial reporting. Tamarix LP and Tamarix GP, subsequently renamed OFS SBIC I, LP and OFS SBIC I GP, LLC, respectively, are wholly owned subsidiaries whose combined total assets and net income represent approximately 28.39% and (14.04%), respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company completed the acquisitions of Tamarix LP and Tamarix GP in December 2013 and the controls over complex non-routine transactions in conjunction with the acquisitions were not operating effectively to prevent a material misstatement. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 17, 2014 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, OFS Capital Corporation and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of OFS Capital Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2013, the period November 8, 2012 through December 31, 2012, the period January 1, 2012 through November 7, 2012, and the year ended December 31, 2011, and our report dated March 17, 2014 expressed an unqualified opinion.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2013, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ McGladrey LLP

Chicago, Illinois

March 17, 2014

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Investments, at fair value
Non-control/non-affiliate investments (cost of $201,209 and $231,781, respectively)	$197,338	$227,542
Affiliate investments (cost of $32,618 and $5,049, respectively)	32,735	4,657
Control investment (cost of $9,596 and $0, respectively)	7,846	-
Total investments at fair value	237,919	232,199
Cash and cash equivalents	28,569	8,270
Restricted cash and cash equivalents	450	623
Interest receivable	644	1,292
Receivable from investment sold	4,493	-
Intangible asset	2,500	-
Goodwill	1,077	-
Due from affiliated entity	218	-
Prepaid expenses and other assets	174	326
Deferred financing costs, net of accumulated amortization of 1,851 and $1,336, respectively	3,043	2,839
Total assets	$279,087	$245,549

Liabilities
Accrued professional fees	$613	$463
Interest payable	1,044	1,222
Dividends and distributions payable	-	1,628
Management fees payable	1,168	667
Administration fee payable	280	110
Other payables	260	232
Deferred loan fee revenue	389	204
SBA debentures payable	26,000	-
Revolving line of credit	108,955	99,224
Total liabilities	138,709	103,750

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2013 and 2012	-	-
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,629,797 and 9,578,691 shares issued and outstanding as of December 31, 2013 and 2012	96	96
Paid-in capital in excess of par	143,126	142,408
Distributions in excess of net investment income	(4,103)	(94)
Accumulated net realized gain	2,742	-
Net unrealized depreciation on investments	(1,483)	(611)
Total net assets	140,378	141,799

Total liabilities and net assets	$279,087	$245,549

Number of shares outstanding	9,629,797	9,578,691
Net asset value per share	$14.58	$14.80

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	Post-IPO as a Business Development Company		Pre-IPO prior to becoming a Business Development Company (1)
	For the Year Ended December 31, 2013	For the period November 8, 2012 through December 31, 2012	For the period January 1, 2012 through November 7, 2012	For the Year Ended December 31, 2012 (2)	For the Year Ended December 31, 2011

Investment income
Interest income
Non-control/non-affiliate investments	$16,613	$2,593	$10,733	$13,326	$1,752
Affiliate investments	211	-	-	-	-
Control investment	103	-	-	-	-
Total interest income	16,927	2,593	10,733	13,326	1,752
Dividend and fee income
Non-control/non-affiliate investments	-	-	106	106	20
Affiliate investments	136	-	-	-	-
Control investment	7	-	-	-	-
Total dividend and fee income	143	-	106	106	20

Total investment income	17,070	2,593	10,839	13,432	1,772

Expenses
Interest expense	3,384	580	3,583	4,163	831
Amortization of deferred financing closing costs	965	127	345	472	-
Management fees	3,435	427	1,818	2,245	1,365
Management fees - other related parties	-	-	627	627	-
Professional fees	1,639	472	463	935	151
Administrative fee	938	110	-	110	-
General and administrative expenses	991	216	569	785	288

Total expenses	11,352	1,932	7,405	9,337	2,635

Net investment income (expenses)	5,718	661	3,434	4,095	(863)

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	87	-	(1,112)	(1,112)	-
Realized gain from Tamarix Acquisitions	2,742	-	-	-	-
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments	367	(222)	161	(61)	(156)
Net change in unrealized appreciation (depreciation) on affiliate investments	511	(41)	-	(41)	-
Net change in unrealized depreciation on control investment	(1,750)	-	-	-	-

Net realized and unrealized gain (loss) on investments	1,957	(263)	(951)	(1,214)	(156)

Other income (loss) prior to becoming a business development company
Loan loss recovery on loans receivable and loan receivable pledged to creditors	-	-	-	-	199
Income (loss) from equity interest in OFS Capital WM	-	-	2,645	2,645	(638)
Income from equity interest in Tamarix LP	-	-	378	378	-
Loss on sale of loans to OFS Capital WM	-	-	-	-	(889)
Gain on payable under securities loan agreement	-	-	-	-	71
Net loss attributable to non-controlling interests	-	-	61	61	-
Other income	-	-	29	29	89

Total other income (loss) prior to becoming a business development company	-	-	3,113	3,113	(1,168)

Net increase (decrease) in net assets before cumulative effect of accounting change and extraordinary gain (loss)	7,675	398	5,596	5,994	(2,187)
Cumulative effect of accounting change	-	(348)	570	222	-
Extraordinary gain (loss)	-	873	(873)	-	-

Net increase (decrease) in net assets resulting from operations	$7,675	$923	$5,293	$6,216	$(2,187)

Net investment income per common share - basic and diluted	$0.59	$0.07
Net increase in net assets resulting from operations per common share - basic and diluted	$0.80	$0.10
Dividends and distributions declared per common share - basic and diluted	$1.02	$0.17
Basic and diluted weighted average shares outstanding	9,619,723	9,578,691

(1) For historical periods that include financial results prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share, dividends declared per common shares and weighted average shares outstanding information for periods that include financial results prior to November 7, 2012 are not provided.

(2) The consolidated statement of operations for the year ended December 31, 2012 included the Company's Pre-IPO and Post-IPO operations during 2012.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share data)

						Distributions		Net
					Paid-in	in Excess of		Unrealized
		Non			Capital in	Net	Accumulated	Depreciation
	Member’s	Controlling	Common Stock		Excess	Investment	Net Realized	on	Total Net
	Equity	Interests	Shares	Par	of Par	Income	Gain	Investments	Assets

Balance at January 1, 2011	$69,522	$-	-	$-	$-	$-	$-	$-	$69,522
Net loss	(2,187)	-	-	-	-	-	-	-	(2,187)
Distributions	(12,616)	-	-	-	-	-	-	-	(12,616)

Balance at December 31, 2011	54,719	-	-	-	-	-	-	-	54,719

Net income	5,293	(61)							5,232
Member/non-controlling interest contributions	1,227	2,790	-	-	-	-	-	-	4,017
Syndication Costs	(209)	(121)	-	-	-	-	-	-	(330)
Distributions	(6,710)	(225)	-	-	-	-	-	-	(6,935)
Deconsolidation of Tamarix LP adjustment on July 27, 2012
Net income (loss)	-	61	-	-	-	-	-	-	61
Non-controlling interest contributions	-	(2,790)	-	-	-	-	-	-	(2,790)
Syndication costs	209	121	-	-	-	-	-	-	330
Distributions	-	225	-	-	-	-	-	-	225
Total deconsolidation of Tamarix LP adjustment	209	(2,383)	-	-	-	-	-	-	(2,174)
Balance at November 7, 2012	54,529	-	-	-	-	-	-	-	54,529
IPO offering and underwriting costs borne by OFSAM (3)	(12,025)	-	-	-	-	-	-	-	(12,025)
OFS Capital Corporation BDC Conversion (1)	(42,504)	-	2,912,024	29	42,475	348	-	(348)	-
Issuance of common stock (2)	-	-	6,666,667	67	99,933	-	-	-	100,000
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	1,186	-	(263)	923
Dividend payable	-	-	-	-	-	(1,628)	-	-	(1,628)

Balance at December 31, 2012	-	-	9,578,691	96	142,408	(94)		(611)	141,799

Net increase in net assets resulting from operations	-	-	-	-	-	5,718	2,829	(872)	7,675
Stock issued in connection with dividend reinvestment plan	-	-	51,106	-	718	-	-	-	718
Dividends and distributions	-	-	-	-	-	(9,727)	(87)	-	(9,814)

Balance at December 31, 2013	$-	$-	9,629,797	$96	$143,126	$(4,103)	$2,742	$(1,483)	140,378

(1)	-	Immediately prior to the initial public offering, OFS Capital, LLC converted from a limited liability company to a corporation, as a result of which the sole membership interest held by Orchard First Source Asset Management, LLC ("OFSAM") prior to the conversion was exchanged for 2,912,024 shares of common stock in OFS Capital Corporation. The Company also reclassified $348 to net unrealized depreciation on investments upon conversion to a business development company.

(2)	-	On November 7, 2012, OFS Capital Corporation priced its initial public offering, selling 6,666,667 shares of its common stock at a public offering price of $15.00 per share.

(3)	-	OFSAM bore 100% of the IPO offering and underwriting costs in the total amount of $12,025, of which $5,795 were offering related costs and $6,230 underwriting costs.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Post-IPO as a Business Development Company		Pre-IPO prior to becoming a Business Development Company
	For the Year Ended December 31, 2013	For the period November 8, 2012 through December 31, 2012	For the period January 1, 2012 through November 7, 2012	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$7,675	$923	$5,293	$6,216	$(2,187)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization and write-off of deferred financing closing costs	965	127	345	472	-
Amortization of discounts and premium	(1,354)	(175)	(706)	(881)	2
Amortization of deferred fee revenue	(127)	(10)	(155)	(165)	(172)
Cash collection of deferred fee revenue	313	25	235	260	343
Payment-in-kind interest	(89)	-	(193)	(193)	(221)
Reversal of paid-in-kind interest income on non-accrual loans	-	-	-	-	110
Net realized (gain) loss on non-control/non-affiliate investments	(87)	-	1,112	1,112	-
Net realized gain on acquisitions of remaining ownership interests in Tamarix LP and Tamarix GP	(2,742)	-	-	-	-
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments	(367)	222	(161)	61	156
Net change in unrealized (appreciation) depreciation on affiliate investments	(511)	41	-	41	-
Net change in unrealized depreciation on control investment	1,750	-	-	-	-
Purchase of portfolio investments	(45,182)	(32,079)	(46,065)	(78,144)	-
Additional equity investment in Tamarix LP	(5,157)	-	-	-	-
Proceeds from principal payments on portfolio investments	63,053	6,242	26,483	32,725	-
Proceeds from sale of portfolio investments to related party	-	-	4,950	4,950	-
Proceeds from sale of portfolio investments	9,413	-	8,946	8,946	-
Loan loss recovery on loans receivable and loans receivable pledged to creditors	-	-	-	-	(199)
(Income) loss from equity investments in OFS Capital WM	-	-	(2,645)	(2,645)	638
Income from equity investments in Tamarix LP	-	-	(378)	(378)	-
Loss on sale of loans to OFS Capital WM	-	-	-	-	889
Gain on payable under securities loan agreement	-	-	-	-	(71)
Write-off of uncollectible receivables	-	-	290	290	-
Cumulative effect of accounting change	-	348	(570)	(222)	-
Net loss allocated to non-controlling interests	-	-	(61)	(61)	-
Other income	-	-	(29)	(29)	(89)
Extraordinary (gain) loss	-	(873)	873	-	-
Changes in operating assets and liabilities:
Interest receivable	1,255	97	(650)	(553)	(9)
Prepaid expenses and other assets	174	(237)	(25)	(262)	(20)
Accrued professional fees	94	463	-	463	-
Due to/from affiliated entities, net	(226)	-	142	142	269
Interest payable	(361)	580	(1,005)	(425)	-
Management fees payable	501	427	(378)	49	(41)
Management fees payable - other related parties	-	-	628	628	-
Administration fee payable	170	110	-	110	-
Other payables	18	148	34	182	(4)
Net cash provided by (used in) operating activities	29,178	(23,621)	(3,690)	(27,311)	(606)

Cash Flows From Investing Activities
Loan receivable originations	-	-	-	-	(14,750)
Loan receivable collections and payoffs	-	-	-	-	3,393
Collections and payoffs on loans receivable pledged to creditors	-	-	-	-	5,906
Collections on interest receivable pledged to creditors	-	-	-	-	65
Acquisitions of remaining ownership interests in Tamarix LP and Tamarix GP	(8,110)	-	-	-	(1,955)
Change in restricted cash	172	-	-	-	-
Advances and other assets	-	-	(110)	(110)	(251)
Distribution from OFS Capital WM	-	-	1,225	1,225	9,693
Distribution from Tamarix GP	-	-	52	52	-
Consolidation of cash from OFS Capital WM	-	-	9,581	9,581	-
Deconsolidation of cash of Tamarix LP (July 27, 2012)	-	-	(711)	(711)	-
Consolidation of cash of Tamarix LP (December 4, 2013)	1,216	-	-	-	-
Net cash provided by (used in) investing activities	(6,722)	-	10,037	10,037	2,101

Cash Flows From Financing Activities
Cash dividends and distributions paid	(10,724)	-	-	-	-
Net borrowings (repayments) under revolving lines of credit	9,731	(62,476)	(3,175)	(65,651)	-
Notes payable due to the SBA	-	-	14,000	14,000	-
Repayment of advance due to affiliated entities	-	-	(6,796)	(6,796)	(2,957)
Advance from affiliated entities	-	-	-	-	8,324
Repayment of payable under loan securities agreement	-	-	-	-	(6,335)
Other liabilities	-	37	-	37	-
Distributions to member	-	-	(6,710)	(6,710)	-
Contributions from non-controlling interests	-	-	2,590	2,590	-
Distributions to non-controlling interests	-	-	(225)	(225)	-
Syndication costs	-	-	(209)	(209)	-
Syndication costs allocated to non-controlling interests	-	-	(121)	(121)	-
Proceeds from shares sold, net of underwriting costs	-	93,770	-	93,770	-
Deferred offering costs	-	(4,206)	(433)	(4,639)	(655)
Deferred financing costs	(1,164)	-	(1,316)	(1,316)	-
Net cash provided by (used in) financing activities	(2,157)	27,125	(2,395)	24,730	(1,623)

Net increase (decrease) increase in cash and cash equivalents	20,299	3,504	3,952	7,456	(128)

Cash and cash equivalents — beginning of year	8,270	4,766	814	814	942

Cash and cash equivalents — end of year	$28,569	$8,270	$4,766	$8,270	$814

(Continued)

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows - continued

(Amounts in thousands)

	Post-IPO as a Business Development		Pre-IPO prior to becoming a Business Development Company
		For the period	For the period
	For the Year	November 8, 2012	January 1, 2012
	Ended December	through December	through November 7,	For the Year Ended	For the Year Ended
	31, 2013	31, 2012	2012	December 31, 2012	December 31, 2011

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$3,744	$1,494	$3,092	$4,586	$-

Supplemental Disclosure of Noncash Financing and Investing Activities:
Accrued deferred offering costs	$-	$-	$-	$-	$3,078
Dividends and distributions paid by issuance of common stock	718	-	-	-	-
Dividends and distributions payable	-	1,628	-	1,628	-
Consolidation of assets and liabilities of Tamarix LP and Tamarix GP effective December 4, 2013:
Interest receivable	607	-	-	-	-
Investments, at fair value	41,887	-	-	-	-
Intangible asset	2,500
Prepaid expenses and other assets	40	-	-	-	-
SBA debentures payable	26,000	-	-	-	-
Interest payable	183	-	-	-	-
Accrued expenses and other liabilities	68	-	-	-	-
Equity contribution from parent recognized due to the difference between the purchase price and fair value of the loan investment purchased from OFS Capital WM	-	-	1,227	1,227	-
Equity interest received in connection with loan restructuring	-	-	539	539	-
Reclassification of other liabilities to capital contribution from non-controlling interests	-	-	206	206	-
Capital contribution from non-controlling interests via a reduction of management fee payable - related party	-	-	200	200	-
Derecognition of payable under securities loan agreement under sale accounting	-	-	-	-	74,945
Derecognition of loans receivable pledged to creditors under sale accounting	-	-	-	-	77,055
Derecognition of interest receivable pledged to creditors under sale accounting	-	-	-	-	212
Loans distributed from OFS Capital WM on June 30, 2011	-	-	-	-	7,245
Reduction of equity investment in OFS Capital WM as a result of the June 30, 2011 loan distributions	-	-	-	-	6,656
Deferred fee revenue recognized as a result of the June 30, 2011 loan distributions	-	-	-	-	589
Reclassification of deferred offering costs to other assets	-	-	-	-	13
Loan principal collection due from OFS Capital WM as a result of the June 30, 2011 loan distributions	-	-	-	-	5
Elimination of equity investment in OFS Capital WM and consolidation of assets and liabilities of OFS Capital WM effective March 30, 2012:
Restricted cash and cash equivalents	-	-	623	623	-
Interest receivable	-	-	920	920	-
Investments, at fair value	-	-	197,765	197,765	-
Deferred financing costs, net of accumulated amortization	-	-	2,637	2,637	-
Revolving line of credit - Wells Fargo	-	-	134,123	134,123	-
Revolving line of credit - Madison Capital	-	-	30,752	30,752	-
Interest payable	-	-	1,647	1,647	-
Management fee payable	-	-	314	314	-
Due to affiliated entity	-	-	18	18	-
Accrued expenses and other liabilities	-	-	132	132	-
Deconsolidation of assets and liabilities of Tamarix LP and recording of an equity investment in Tamarix LP under the equity method of accounting effective July 27, 2012:
Interest receivable and other assets	-	-	240	240	-
Investments, at fair value	-	-	20,109	20,109	-
Deferred financing costs, net of accumulated amortization	-	-	640	640	-
SBA debentures payable	-	-	14,000	14,000	-
Management fee payable	-	-	427	427	-
Accrued expenses and other liabilities	-	-	428	428	-
Syndication costs	-	-	(209)	(209)	-
Non-controlling interests	-	-	2,383	2,383	-
Loans distributed to member	-	-	-	-	8,588
Reversal of loan loss reserve for loans distributed to member	-	-	-	-	314
Adjustments to loan discounts and fees upon member loan distribution, net	-	-	-	-	534
Equity interests distributed to member	-	-	-	-	4,688
Other assets distributed to member	-	-	-	-	189
Equity interests received in connection with a newly originated loan	-	-	-	-	500

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments

Aerospace & Defense
Aero-Metric, Inc.	Senior Secured Term Loan	6.75%	(L +5.50%)	8/27/17	$2,713	$2,683	$2,705	1.9%

Whitcraft LLC	Senior Secured Term Loan	6.50%	(L +5.00%)	12/16/15	4,188	4,157	3,882	2.8
					6,901	6,840	6,587	4.7
Automotive
Tectum Holdings Inc	Senior Secured Term Loan A	6.50%	(L +5.25%)	12/3/15	3,013	2,999	3,005	2.1
Trico Products Corporation	Senior Secured Term Loan	6.25%	(L +4.75%)	7/22/16	4,196	4,162	4,156	3.0
					7,209	7,161	7,161	5.1
Banking, Finance, Insurance & Real Estate
AssuredPartners Capital, Inc.	Senior Secured Term Loan A	5.75%	(L +4.50%)	12/14/18	4,840	4,840	4,840	3.4
Captive Resources Midco LLC	Senior Secured Term Loan	7.75%	(P +4.50%)	10/31/18	4,938	4,878	4,878	3.5
CSI Financial Services, LLC (6)	Senior Secured Term Loan	7.00%	(L +5.75%)	12/12/18	3,379	3,332	3,332	2.4
MCMC LLC	Senior Secured Term Loan A	7.50%	(L +6.00%)	9/30/16	3,946	3,912	3,946	2.8
MYI Acquiror Limited (6)	Senior Secured Term Loan A	6.25%	(L +4.75%)	9/13/16	4,899	4,857	4,842	3.4
Personable Holdings, Inc.	Senior Secured Term Loan	8.25%	(P +5.00%)	5/16/18	2,887	2,863	2,887	2.1
Townsend Acquisition LLC	Senior Secured Term Loan	6.25%	(L +4.75%)	5/18/16	4,413	4,353	4,377	3.1
					29,302	29,035	29,102	20.7
Beverage, Food & Tobacco
Columbus Manufacturing, Inc.	Senior Secured Term Loan B	6.50%	(L +5.25%)	4/17/18	3,960	3,914	3,915	2.8
Phillips Feed & Pet Supply	Senior Secured Term Loan	6.05%	(L +4.25%)	10/13/17	3,184	3,158	3,184	2.3
					7,144	7,072	7,099	5.1
Capital Equipment
Dorner MFG, Corp.	Senior Secured Term Loan	6.00%	(L +4.75%)	6/15/17	3,228	3,184	3,142	2.2
Elgin Fasteners Group	Senior Secured Term Loan	6.00%	(L +4.75%)	8/26/16	4,844	4,766	4,766	3.4
					8,072	7,950	7,908	5.6
Chemicals, Plastics & Rubber
Actagro, LLC	Senior Secured Term Loan	5.76%	(L +4.50%)	12/30/16	3,423	3,394	3,339	2.4
Dash Materials LLC	Senior Secured Term Loan	8.75%	(L +7.50%)	12/26/17	4,811	4,790	4,811	3.4
ICM Products Inc	Senior Secured Term Loan	7.50%	(L +6.00%)	2/1/17	2,149	2,123	2,149	1.5
Inhance Technologies Holdings LLC	Senior Secured Term Loan A	9.00%	(L +7.50%)	1/4/17	2,574	2,551	2,574	1.8
KODA Distribution Group, Inc.	Senior Secured Term Loan A	6.00%	(L +5.00%)	4/9/18	3,936	3,919	3,826	2.7
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,864	2,819	2,827	2.0
					19,757	19,596	19,526	13.8
Construction & Building
Jameson LLC	Senior Secured Term Loan	7.50%	(L +5.50%)	10/1/15	1,888	1,874	1,888	1.3
					1,888	1,874	1,888	1.3
Consumer goods: Non-durable
Pacific World	Senior Secured Term Loan	5.75%	(L +4.75%)	10/31/16	4,682	4,634	4,574	3.3
Phoenix Brands LLC	Senior Secured Term Loan A	9.25%	(L +7.75%)	1/31/16	3,031	3,008	2,854	2.0
					7,713	7,642	7,428	5.3
Containers, Packaging & Glass
Mold-Rite Plastics, LLC	Senior Secured Term Loan	6.25%	(L +4.50%)	6/30/16	4,268	4,235	4,231	3.0
					4,268	4,235	4,231	3.0
Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/1/17	2,966	2,920	2,966	2.1
Charter Brokerage LLC	Senior Secured Term Loan A	8.00%	(L +6.50%)	10/10/16	4,269	4,228	4,269	3.0
					7,235	7,148	7,235	5.1

Environmental Industries
Apex Companies, LLC.	Senior Secured Term Loan	6.75%	(L +5.50%)	12/10/18	3,859	3,829	3,811	2.7
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	8/3/16	4,010	3,989	3,943	2.8
					7,869	7,818	7,754	5.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2013

(dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Healthcare & Pharmaceuticals
Accelerated Health Systems LLC	Senior Secured Term Loan	5.75%	(L +4.50%)	7/22/17	4,888	4,857	4,727		3.4
Aegis Sciences Corporation	Senior Secured Term Loan A	6.50%	(L +5.25%)	10/21/16	4,700	4,651	4,675		3.3
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	8/18/16	4,604	4,578	4,501		3.3
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	7.50%	(L +6.00%)	8/14/17	4,754	4,703	4,753		3.4

HealthFusion, Inc. (5)	Senior Secured Loan	13.00%	N/A	10/7/18	5,750	5,668	5,668		4.0
	Common Stock Warrants (1,910,302 shares)					-	-		-
					5,750	5,668	5,668		4.0

Hygenic Corporation	Senior Secured Term Loan	5.75%	(L +4.50%)	10/11/18	4,731	4,675	4,508		3.2
Vention Medical, Inc. (f/k/a MedTech Group, Inc.)	Senior Secured Term Loan	6.50%	(L +5.25%)	9/7/16	4,667	4,629	4,644		3.3
NeuroTherm, Inc	Senior Secured Term Loan	6.50%	(L +5.00%)	2/1/16	3,696	3,668	3,690		2.6

Strata Pathology Services, Inc. (7)	Senior Secured Term Loan	11.00%	(L +9.50%)	6/30/16	4,037	3,988	1,051		0.7
Studer Group LLC	Senior Secured Term Loan	6.00%	(L +4.75%)	7/31/18	3,738	3,706	3,614		2.6
The Ritedose Corporation	Senior Secured Term Loan	6.75%	(L +5.00%)	11/10/16	3,182	3,151	3,172		2.3

United Biologics Holdings, LLC (5)	Senior Secured Loan	12.0% cash / 2.0% PIK	N/A	3/5/17	3,290	3,217	3,218		2.3
	Class A-1 Units (2,686 units)
	and Kicker Units (2,015 units)					9	15		-
	Class A-1 Warrants (2,272 units)
	and Kicker Warrants (1,704 units)					8	12		-
	Class A Warrants (10,160 units)					67	83		0.1
	Class B Warrants (15,238 units)					7	25		-
					3,290	3,308	3,353		2.4

					52,037	51,582	48,356		34.5
High Tech Industries
B&B Electronics Manufacturing Company	Senior Secured Term Loan A	6.50%	(L +5.00%)	4/4/15	2,715	2,697	2,577		1.8
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	6/6/17	2,344	2,312	2,344		1.7
					5,059	5,009	4,921		3.5

Media: Advertising, Printing & Publishing
Content Marketing, LLC	Senior Secured Term Loan	7.50%	(L +6.25%)	12/21/17	3,508	3,466	3,508		2.5
Media Source	Senior Secured Term Loan B	7.50%	(L +6.00%)	11/7/16	3,460	3,420	3,460		2.5
Media Source	Senior Secured Term Loan A	6.75%	(L +5.25%)	11/7/16	1,223	1,209	1,223		0.9
Pamarco Technologies, Inc.	Senior Secured Revolver	N/A	(L +3.75%)	12/31/14	-	(4)	(6	)(2)	-
Pamarco Technologies, Inc.	Senior Secured Term Loan A	6.00%	(L +3.75%)	12/31/14	1,522	1,518	1,516		1.1
					9,713	9,609	9,701		7.0

Media: Broadcasting & Subscription
Campus Televideo, Inc.	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	4,305	4,223	4,305		3.1
					4,305	4,223	4,305		3.1
Retail
Tharpe Company, Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	10/19/17	4,138	4,091	4,092		2.9
					4,138	4,091	4,092		2.9
Services: Business

Revspring Inc. (f/k/a Dantom Systems, Inc.)	Senior Secured Term Loan	5.50%	(L +4.25%)	8/3/17	4,752	4,723	4,723		3.4

Young Innovations, Inc.	Senior Secured Term Loan A	5.75%	(L +4.50%)	1/30/19	2,762	2,727	2,623		1.9
					7,514	7,450	7,346		5.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2013

(dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Services: Consumer
smarTours, LLC (5)	Senior Secured Loan	10.0% cash / 0.5% PIK	N/A	10/11/18	5,006	4,903	4,903	3.5
	Preferred Equity A (500,000 units)					500	500	0.4
					5,006	5,403	5,403	3.9

Telecommunications
Barcodes LLC	Senior Secured Term Loan	7.25%	(L +6.00%)	11/2/17	2,986	2,952	2,986	2.1
NHR Holdings, LLC	Senior Secured Term Loan A	5.75%	(L +4.50%)	11/30/18	2,272	2,244	2,140	1.5
NHR Holdings, LLC	Senior Secured Term Loan B	5.75%	(L +4.50%)	11/30/18	2,303	2,275	2,169	1.6
					7,561	7,471	7,295	5.2

Total Non-control/Non-affiliate Investments					202,691	201,209	197,338	140.6

Affiliate Investments
Aerospace & Defense
Malabar International (5)	Subordinated Loan	12.5% cash / 2.5% PIK	N/A	5/21/17	5,116	5,223	5,223	3.7
	Preferred Stock (1,494 shares)					3,933	3,911	2.8
					5,116	9,156	9,134	6.5
Healthcare & Pharmaceuticals
Pfanstiehl Holdings, Inc (5)	Subordinated Loan	12.0% cash / 4.0% PIK	N/A	9/29/18	3,674	3,786	3,785	2.7
	Class A Common Equity (400 shares)					217	371	0.3
					3,674	4,003	4,156	3.0
Services: Business
Contract Datascan Holdings, Inc. (5)	Senior Secured Term Loan B	10.50%	(L +9.50%)	12/17/18	12,265	12,144	12,144	8.7
	Preferred Equity A (2,463 shares)					2,011	2,011	1.4
	Preferred Equity B (382 shares)					437	437	0.3
	Common Equity (9,069 shares)					-	-	-
					12,265	14,592	14,592	10.4

Sentry Centers Holdings, LLC (5)	Senior Secured Loan	14.00%	N/A	6/28/18	5,000	4,867	4,853	3.4
	Preferred Equity A (60 units)					-	-	-
					5,000	4,867	4,853	3.4

					17,265	19,459	19,445	13.8

Total Affiliate Investments					26,055	32,618	32,735	23.3

Control Investment
Services: Business
Tangible Software, Inc. (5)	Senior Secured Loan	12.5% cash / 1.5% PIK	N/A	9/28/16	8,920	8,924	7,846	5.6
	Common Equity B (1,485,000 units)					518	-	-
	Common Equity B-1 (1,022,562 units)					77	-	-
	Common Equity B-2 (615,080 units)					77	-	-
					8,920	9,596	7,846	5.6

Total Control Investment					8,920	9,596	7,846	5.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2013

(dollar amounts in thousands)

							Percent
		Principal					of Net
Name of Portfolio Company	Investment Type	Amount	Cost		Fair Value		Assets

Money Market

WF Prime INVT MM #1752 (8)	Money Market	N/A	3,829	(3)	3,829	(3)	2.7
WFB Secured Institutional MM (8)	Money Market	N/A	450	(4)	450	(4)	0.3
US Bank Money Market Deposit
Account	Money Market	N/A	20,590	(3)	20,590	(3)	14.7
Sub-total Money Market			24,869		24,869		17.7

Total Investments (United States)		$237,666	$268,292		$262,788		187.2%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which is reset daily, quarterly or semi-annually. For each investment, we have provided the spread over LIBOR or Prime and current interest rate in effect at December 31, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Included in restricted cash and cash equivalents on the consolidated balance sheets.
(5)	Investments held by Tamarix LP investments. All other investments were held by OFS Capital WM, and were pledged as collateral under the OFS Capital WM credit facility.
(6)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(7)	Non-accrual loan.
(8)	Money market accounts held by OFS Capital WM, and pledged as collateral under the OFS Capital WM credit facility.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(dollar amounts in thousands)

			Spread
Industry		Interest	Above		Principal			Percent of
Name of Portfolio Company	Investment Type	Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value	Net Assets

Non-control/Non-affiliate Investments (5)

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2012

(dollar amounts in thousands)

			Spread
Industry		Interest	Above		Principal				Percent of
Name of Portfolio Company	Investment Type	Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value		Net Assets

Non-control/Non-affiliate Investments (5) - Continued

Containers, Packaging & Glass
Mold-Rite Plastics, LLC	Senior Secured Term Loan	6.25%	(L +4.50%)	06/30/16	4,527	4,477	4,379		3.1%
Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/01/17	3,250	3,187	3,187		2.2
Charter Brokerage LLC	Senior Secured Term Loan A	8.00%	(L +6.50%)	10/10/16	4,580	4,520	4,652		3.3
Engineered Controls International, LLC	Senior Secured Term Loan	6.50%	(L +4.75%)	08/05/16	4,362	4,316	4,242		3.0
					12,192	12,023	12,081		8.5
Environmental Industries
Apex Companies, LLC.	Senior Secured Term Loan	7.50%	(L +5.75%)	12/10/16	4,347	4,302	4,339		3.1
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	08/03/16	4,441	4,407	4,245		3.0
					8,788	8,709	8,584		6.1
Healthcare & Pharmaceuticals
Accelerated Health Systems LLC	Senior Secured Term Loan	7.25%	(L +5.75%)	07/22/17	4,950	4,911	4,896		3.5
Aegis Sciences Corporation	Senior Secured Term Loan A	7.00%	(L +5.50%)	10/21/16	4,850	4,781	4,779		3.4
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	08/18/16	4,938	4,900	4,699		3.3
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	7.50%	(L +6.00%)	08/14/17	4,938	4,870	4,920		3.5
Hygenic Corporation	Senior Secured Term Loan	6.25%	(L +5.00%)	10/11/18	5,000	4,928	4,928		3.5
MedTech Group, Inc.	Senior Secured Term Loan	7.00%	(L +5.50%)	09/07/16	4,808	4,755	4,740		3.3
NeuroTherm, Inc.	Senior Secured Term Loan	6.50%	(L +5.00%)	02/01/16	4,529	4,478	4,326		3.1
Strata Pathology Services, Inc.	Senior Secured Term Loan	8.00%	(L +6.50%)	06/30/16	4,874	4,811	4,202		3.0
Studer Group LLC	Senior Secured Term Loan	7.00%	(L +5.50%)	09/28/16	4,604	4,551	4,538		3.2
The Ritedose Corporation	Senior Secured Term Loan	6.50%	(L +4.75%)	11/10/16	3,592	3,545	2,881		2.0
					47,083	46,530	44,909		31.8
High Tech Industries
B&B Electronics Manufacturing	Senior Secured Term Loan A	6.50%	(L +5.00%)	04/04/15	2,905	2,870	2,858		2.0
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	06/06/17	2,438	2,395	2,431		1.7
					5,343	5,265	5,289		3.7
Media: Advertising, Printing & Publishing
Media Source	Senior Secured Term Loan A	6.75%	(L +5.25%)	11/07/16	1,322	1,301	1,293		0.9
Media Source	Senior Secured Term Loan B	7.50%	(L +6.00%)	11/07/16	3,496	3,440	3,502		2.5
Pamarco Technologies, Inc.	Senior Secured Revolver	N/A	(L +3.75%)	12/31/14	-	(8)	(33)	(2)	-
Pamarco Technologies, Inc.	Senior Secured Term Loan A	6.00%	(L +3.75%)	12/31/14	2,885	2,871	2,821		2.0
					7,703	7,604	7,583		5.4
Media: Broadcasting & Subscription
Campus Televideo, Inc. (f/k/a Lamont
Digital Systems, Inc.)	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	4,661	4,549	4,549		3.2

Retail
Diversified Foodservice Supply, Inc. f/k/a
Consolidated Equipment Parts, Inc.	Senior Secured Term Loan	6.75%	(L +5.00%)	01/27/16	4,580	4,536	4,508		3.2
Tharpe Company, Inc.	Senior Secured Term Loan	7.00%	(L +5.75%)	10/19/17	5,000	4,928	4,928		3.5
					9,580	9,464	9,436		6.7
Services: Business
Kellermeyer Building Services, LLC	Senior Secured Term Loan	6.50%	(L +4.75%)	12/17/15	4,609	4,546	4,511		3.2
Revspring Inc. (f/k/a Dantom
Systems, Inc.)	Senior Secured Term Loan	6.25%	(L +5.00%)	08/03/17	$4,907	$4,868	$4,673		3.3
					9,516	9,414	9,184		6.5
Telecommunications
Barcodes LLC	Senior Secured Term Loan	7.25%	(L +6.00%)	11/02/17	3,089	3,044	3,044		2.1
ConvergeOne Holdings Corporation	Senior Secured Term Loan A	8.50%	(L +7.00%)	06/08/17	2,340	2,320	2,387		1.7
NHR Holdings, LLC	Senior Secured Term Loan A	6.50%	(L +5.25%)	11/30/18	2,483	2,446	2,446		1.7
NHR Holdings, LLC	Senior Secured Term Loan B	6.50%	(L +5.25%)	11/30/18	2,517	2,480	2,480		1.7
					10,429	10,290	10,357		7.2
Sub-total Non-control/Non-affiliate Investments					$234,635	$231,781	$227,542		160.5%

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

On September 28, 2010, OFS Capital, LLC became the 100% equity owner of OFS Capital WM, LLC (“OFS Capital WM”). On September 29, 2011, OFS Capital, LLC became the primary beneficiary in Tamarix Capital Partners, LP (“Tamarix LP”), a variable interest entity (“VIE”) under the applicable provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810, “Consolidation” (ASC Topic 810). On May 10, 2012, upon Tamarix LP’s receipt of a Small Business Investment Company (“SBIC”) license, OFS Capital, LLC became an approximately 68% limited partner in Tamarix LP. On December 4, 2013, the Company acquired the remaining limited partnership interests in Tamarix LP (“Tamarix LP Acquisition”), as well as the remaining membership interests in Tamarix Capital G.P. LLC (“Tamarix GP”), the general partner of Tamarix LP that holds 1% limited partnership interest in Tamarix LP (“Tamarix GP Acquisition”) (Tamarix LP Acquisition and Tamarix GP Acquisition are collectively referred to as “Tamarix Acquisitions”). As a result of Tamarix Acquisitions, Tamarix LP and Tamarix GP became wholly owned subsidiaries of the Company effective December 4, 2013 (see Note 4 for more details).

The Company’s investment strategy is to invest primarily in senior secured debt investments to middle market companies and, to a lesser extent, junior capital, including mezzanine debt and preferred and common equity. The Company has entered into an investment advisory and management agreement with OFS Capital Management, LLC (“OFS Capital Management”, or the “Investment Advisor”), under which the Investment Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company (see Note 5 for more detail).

Note 2. Summary of Significant Accounting Policies

Election to become a Business Development Company: The results of operations for the year ended December 31, 2013 reflect the Company’s results as a BDC under the 1940 Act, whereas the results of operations for 2012 are divided into two periods. The period from January 1, 2012 through November 7, 2012, reflects the Company’s results prior to operating as a BDC under the 1940 Act. The period from November 8, 2012 through December 31, 2012, reflects the Company’s results as a BDC under the 1940 Act. Accounting principles used in the preparation of the consolidated financial statements beginning November 8, 2012 are different from those of prior periods and, therefore, the financial position and results of operations for those periods are not directly comparable. The primary difference in accounting principles relates to the carrying value of debt and equity investments. On November 7, 2012, the Company recorded a cumulative effect of accounting change of $348 as a result of its election to become a BDC – see corresponding section below for further discussion.

Cumulative Effect of Business Development Company Election

Effect of recording equity investment in Tamarix LP at fair value	$(348)

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments consisting only of normal recurring accruals and adjustments except: (1) OFS Capital’s accounting treatment of Tamarix Acquisitions, as well as its consolidation of Tamarix LP and Tamarix GP, effective December 4, 2013 (see Note 4); (2) OFS Capital’s consolidation of the financial statements of OFS Capital WM effective March 30, 2012 (see Note 3); (3) the cumulative effect of accounting change to convert from cost to fair value accounting of Tamarix LP’s portfolio investments effective May 10, 2012 as a result of Tamarix LP’s receipt of the SBIC license and conversion to an investment company (see “Other cumulative effect of accounting change prior to Tamarix LP becoming an investment company” section below); (4) deconsolidation of the financial statements of Tamarix LP effective July 27, 2012 (see Note 4); (5) cumulative effect of accounting change to convert to a BDC effective November 7, 2012 (see Election to become a Business Development Company above), and (6) the sale accounting treatment of the OFS Capital WM Transaction effective February 23, 2011 (see Note 3), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of consolidation: The Company’s December 31, 2013 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OFS Capital WM, OFS Funding, LLC, Tamarix LP and Tamarix GP. The Company consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. The Company also consolidates a VIE if it is the primary beneficiary in the VIE. Effective March 30, 2012, the Company consolidated the financial statements of OFS Capital WM into its own (see Note 3). Effective July 27, 2012, the Company deconsolidated the financial statements of Tamarix LP from its own (see Note 4). Effective December 4, 2013, the Company consolidated the financial statements of Tamarix LP and Tamarix GP into its own (see Note 4).

Other cumulative effect of accounting change prior to Tamarix LP becoming an investment company: Equity contributions made by potential investors in Tamarix LP prior to issuance of the SBIC license on May 10, 2012 were contingent upon receipt of the SBIC license, and were fully refundable in the event that Tamarix LP failed to obtain such license. As a result, prior to May 10, 2012, Tamarix LP was not deemed to be an investment company and accordingly, followed the same accounting principles as its primary beneficiary, OFS Capital, to account for its loans receivable at cost and its equity interests under the cost method of accounting on the consolidated financial statements of OFS Capital. On May 10, 2012, upon receipt of the SBIC license, Tamarix LP was deemed to be an investment company under Accounting Standards Codification 946, “Financial Services – Investment Companies” (“ASC Topic 946”), and began reporting its investment assets at fair value. Accordingly, effective May 10, 2012, Tamarix LP changed its accounting principle from cost to fair value for measuring its portfolio investments, and recorded a cumulative effect of this accounting change in the amount of $570 to reflect the difference between the fair value and cost basis of its portfolio investments at May 10, 2012.

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

See Note 7 for more detailed disclosures of the Company’s fair value measurements of its financial instruments.

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

Revenue recognition:

Investments and related investment income: Investments are recorded at fair value. The Company’s Board determines the fair value of its portfolio investments. The determination of the fair value of the portfolio investments includes an analysis of the value of any unfunded loan commitments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. The Company accrues interest income until certain events take place, which may place a loan into a non-accrual status. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “net loan origination fee income”) are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. When the Company receives a loan principal payment, the OID related to the paid principal is accelerated and recognized in interest income. All other income is recorded into income when earned. Further, in connection with the Company’s debt investments, the Company will sometimes receive warrants or similar no cost equity-related securities (“Warrants”). The Company determines the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income over the life of the debt security. Dividend income is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distribution of earnings from portfolio companies are evaluated to determine if the distribution is income or return of capital.

As of December 31, 2013 and 2012, unamortized discounts and origination fees on debt investments amounted to $3,098 and $2,854, respectively. For the year ended December 31, 2013, the period from November 8, 2012 to December 31, 2012, the period from January 1, 2012 to November 7, 2012, and the year ended December 31, 2011, the Company recognized net loan origination fee income of $1,481, $185, $861 and $170, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

For investments with contractual payment-in-kind interest (“PIK”), which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity (or at some other stipulated date), the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the year ended December 31, 2013, the period from November 8, 2012 to December 31, 2012, the period from January 1, 2012 to November 7, 2012, and the year ended December 31, 2011, the Company recognized PIK interest in the amount of $37, $0, $193 and $111, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net changes in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of the Company’s management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. There was one non-accrual loan with a fair value of $1,051 at December 31, 2013. There were no non-accrual loans at December 31, 2012.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax on estimated excess taxable income as taxable income is earned. At December 31, 2013, no U.S. federal excise tax was accrued. At December 31, 2012, the Company accrued $63 of U.S. federal excise tax, which was paid in March 2013.

The Company accounts for income taxes in conformity with Accounting Standards Codification 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at December 31, 2013 and 2012. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Prior to the Company’s election to become a BDC, the Company, as a limited liability company, did not record a provision for federal income taxes or deferred tax benefits because its income was taxable to its members. Therefore, no federal or state income tax provision had been recorded for the period from January 1, 2012 to November 7, 2012, and the year ended December 31, 2011.

Dividends and distributions: Dividends and distributions to common stockholders are recorded on the declaration date. The timing of dividends and distributions as well as the amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Dividends paid in excess of net investment income and realized gains are considered returns of capital to shareholders.

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

Deferred offering costs: The Company defers costs related to its public offerings until completion of the offerings. These costs include professional fees, registration costs, printing, and other miscellaneous offering costs. Deferred offering costs are charged against the proceeds from equity offerings when received. The Company incurred total deferred offering costs of $5,795 related to its IPO, which was charged against gross proceeds from the IPO on November 7, 2012.

Deferred financing closing costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized over the estimated average life of the borrowings. As of December 31, 2013 and December 31, 2012, unamortized deferred financing costs recorded by the Company amounted to $3,043 and $2,839, respectively. For the year ended December 31, 2013, the period from November 8, 2012 to December 31, 2012, and the period from April 1, 2012 to November 7, 2012, the Company recorded amortization expense of $965, $127 and $345, respectively, on its deferred financing costs.

Equity interests received prior to the Company’s election to become a BDC: In connection with certain lending arrangements, the Company received warrants to purchase shares of stock from the borrowers. Because the warrant agreements typically contained net exercise or “cashless” exercise provisions, the warrants qualified as derivative instruments under Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC Topic 815”). Such warrants were considered loan fees and are recorded as unearned loan income on the grant date. The unearned income was recognized as interest income over the contractual life of the related loan in accordance with the Company’s income recognition policy. As such warrants held were deemed to be derivative, they were periodically measured at fair value. Any adjustment to fair value was recorded through earnings as net unrealized gain or loss on warrants. For the year ended December 31, 2011, the Company recognized an unrealized loss on warrants in the amounts of $156, respectively. For the period November 8, 2012 through December 31, 2012, and the period January 1, 2012 through November 7, 2012, the Company did not recognize any unrealized gain or loss on warrants.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Effective July 27, 2012, the Company deconsolidated the financial statements of Tamarix LP from its own, and adopted the equity method of accounting to account for its investment in Tamarix LP (see Note 4) through November 7, 2012. Accordingly, commencing July 27, 2012 through November 7, 2012, the Company’s share of the net income or loss of Tamarix LP was included in “Income from equity interest in Tamarix LP” in the consolidated statement of operations under the equity method of accounting. Commencing November 8, 2012, upon the Company’s election to become a BDC, through December 4, 2013, the date of Tamarix Acquisitions, the Company accounted for its equity investment in Tamarix LP at fair value. Effective December 4, 2013, as a result of Tamarix Acquisitions, the Company consolidated Tamarix LP and Tamarix GP into its own financial statements.

Goodwill and intangible asset: On December 4, 2013, in connection with Tamarix Acquisitions, the Company recorded goodwill in the amount of $1,077 (see Note 4), which will be tested for impairment in accordance with Accounting Standards Codification 350, “Intangibles—Goodwill and Other” (“ASC Topic 350”).

Also, on December 4, 2013, in connection with Tamarix Acquisitions, the Company recorded an intangible asset attributable to the SBIC license Tamarix LP holds in the amount of $2,500. The Company will amortize this intangible asset over its estimated useful life, which was determined to be approximately 13 years at December 31, 2013.

The following table reflects the Company's estimated annual amortization expense of its intangible asset for the next five years at December 31, 2013:

For year ended December 31, 2014	$195,313
For year ended December 31, 2015	195,313
For year ended December 31, 2016	195,313
For year ended December 31, 2017	195,313
For year ended December 31, 2018	195,313

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

Recent accounting pronouncements: In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (ASU 2013-08), which amends the criteria that define an investment company, clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company does not expect ASU 2013-08 to have a material impact on the Company’s consolidated financial position or disclosures.

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

OFS Capital accounted for the OFS Capital WM Transaction as a secured borrowing in accordance with the relevant provisions under ASC Topic 860 - Transfers and Servicing. Accordingly, on September 28, 2010, OFS Capital reclassified the loans it transferred to OFS Capital WM to loans receivable pledged to creditors on its consolidated balance sheet. In addition, on September 28, 2010, in consideration for the cash and 100% equity interest in OFS Capital WM, the Company recorded a corresponding payable under securities loan agreement.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 3. OFS Capital WM (Continued)

Effective February 23, 2011, the Company amended the Loan Documents pursuant to which the Call Right and certain other rights of OFS Capital were removed. This amendment was entered into to ensure that the original intent of the parties to treat the OFS Capital WM Transaction as a true sale for both legal and accounting purposes was satisfied and to eliminate any provision that might be interpreted as contrary to that intent. For the period January 1, 2011 through February 23, 2011, OFS Capital recognized interest income on loans pledged to creditors in the amount of $831 and recorded interest expense of $831 on the payable under securities loan agreement for the same period. On February 23, 2011, as a result of the amendment to the Loan Documents, under the sale accounting treatment, the Company derecognized the loans pledged to creditors in the carrying value of $75,621 (net of loan loss allowance of $1,151 and net deferred revenue of $283), interest receivable pledged to creditors in the amount of $213, and the payable under securities agreement in the amount of $74,945. The difference between the receivables pledged to creditors and payable under securities agreement, was recognized as a loss from the sale in the amount of $889.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 3. OFS Capital WM (Continued)

The following unaudited pro forma presentation assumes OFS Capital’s consolidation of OFS Capital WM took place on January 1, 2012 and 2011, respectively, and shows the pro forma effect on income (loss) from operations.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 3. OFS Capital WM (Continued)

	Post-IPO as a
	Business
	Development	Pre-IPO Prior to becoming a Business
	Company	Development Company
	For the Period	For the Period
	November 8,	January 1, 2012
	2012 through	through	For the Year
	December 31,	November 7,	ended December	Pro Forma
	2012	2012	31, 2012	Adjustments		Pro Forma
		(Historical)		(unaudited)		(unaudited)
Investment income
Interest income from non-control/non-affiliate investments	$2,593	$10,733	$13,326	$4,269	(1)	$17,595
Dividend and fee income from non-control/non-affiliate	-	106	106	-		106

Total investment income	2,593	10,839	13,432	4,269		17,701

Expenses
Interest expense	580	3,583	4,163	1,730	(1)	5,893
Amortization of deferred financing closing costs	127	345	472	143	(1)	615
Management fee	427	1,818	2,245	267	(1)	2,512
Management fees - other related party	-	627	627	-		627
Professional fees	472	463	935	(2	)(1)	933
Administrative fee	110	-	110	-		110
General and administrative expenses	216	569	785	34	(1)	819

Total expenses	1,932	7,405	9,337	2,172		11,509

Net investment income	661	3,434	4,095	2,097		6,192

Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	-	(1,112)	(1,112)	-		(1,112)
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments	(222)	161	(61)	548	(1)	487
Net change in unrealized depreciation on affiliate investments	(41)	-	(41)	-		(41)

Net realized and unrealized gain (loss) on investments	(263)	(951)	(1,214)	548		(666)
Other income (loss) prior to becoming a business development company
Income from equity interest in OFS Capital WM	-	2,645	2,645	(2,645	)(1)	-
Income from equity interest in Tamarix LP	-	378	378	-		378
Net loss attributable to the non-controlling interests	-	61	61	-		61
Other income	-	29	29	-		29
Total other income prior to becoming a business development company	-	3,113	3,113	(2,645)		468

Net increase in net assets before cumulative effect of accounting change and extradinary gain (loss)	398	5,596	5,994	-		5,994

Cumulative effect of accounting change	(348)	570	222	-		222
Extraordinary gain (loss)	873	(873)	-	-		-

Net increase in net assets resulting from operations	$923	$5,293	$6,216	$-		$6,216

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 3. OFS Capital WM (Continued)

	For the Year Ended December 31, 2011
		Pro Forma
	Historical	Adjustments		Pro Forma
		(unaudited)		(unaudited)
Investment income
Interest income from non-control/non-affiliate investments	$1,752	$13,576	(1)	$15,328
Dividend and fee income from non-control/non-affiliate	20	-		20

Total investment income	1,772	13,576		15,348

Expenses
Interest expense	831	4,484	(1)	5,315
Amortization of deferred financing closing costs	-	572	(1)	572
Management fees	1,365	912	(1)	2,277
Professional fees	151	322	(1)	473
General and administrative expenses	288	132	(1)	420

Total expenses	2,635	6,422		9,057

Net investment income (expenses)	(863)	7,154		6,291

Net realized and unrealized loss on investments
Net realized loss on non-control/non-affiliate investments	-	(1,239	)(1)	(1,239)
Net change in unrealized depreciation on non-control/non-affiliate investments	(156)	(6,482	)(1)	(6,638)

Net realized and unrealized loss on investments	(156)	(7,721)		(7,877)
Other income (loss) prior to becoming a business development company
Loan loss recovery on loans receivable and loans receivable pledged to creditors	199	-		199
Loss from equity interest in OFS Capital WM	(638)	638	(1)	-
Loss on sale of loans to OFS Capital WM	(889)	889	(1)	-
Gain on payable under securities loan agreement	71	(71	)(1)	-
Other income	89	-		89
Total other income (loss) prior to becoming a business development company	(1,168)	1,456		288

Net increase (decrease) in net assets resulting from operations	$(2,187)	$889		$(1,298)

Pro Forma Adjustments:

(1) To eliminate OFS Capital’s income (loss) from equity investment in OFS Capital WM and consolidate OFS Capital WM’s statement of operations into OFS Capital’s for the years ended December 31, 2012 and 2011. To eliminate loss on sale of loans to OFS Capital WM for the year ended December 31, 2011.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 4. Tamarix LP and Tamarix GP

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

On May 10, 2012, Tamarix LP received the SBIC license. From September 29, 2011 through May 10, 2012, Tamarix LP was deemed to be a VIE of OFS Capital under ASC Topic 810 as the equity interests in Tamarix LP had not been called and, accordingly, it would not be possible for Tamarix LP to finance its activities without additional subordinated financial support. OFS Capital’s debt interest was considered the sole variable interest in Tamarix LP, and OFS Capital was deemed to be the primary beneficiary in Tamarix LP for the period from September 29, 2011 to May 10, 2012. The investment and exit decisions, day-to-day investment activities and underlying assets of Tamarix LP were managed by Tamarix GP, which was controlled by three individuals (“Tamarix Individuals”) who were employed by Orchard First Source Capital, Inc. (“OFSC”), an affiliate of OFS Capital, and each of whom, together with Glenn Pittson, OFS Capital’s Chief Executive Officer, were approved by the SBA to manage Tamarix LP. For accounting purposes, however, as secured lender to Tamarix LP, as well as employer (through affiliated entity) of the three individuals, OFS Capital ultimately was deemed under the applicable accounting literature to have the power to direct the activities of Tamarix LP that most significantly impacted Tamarix LP’s economic performance. Further, OFS Capital had the obligation as a secured lender to absorb losses of Tamarix LP that could potentially be significant to Tamarix LP.

Since, upon its licensure as an SBIC fund on May 10, 2012, (1) Tamarix LP had sufficient equity at risk to finance its future activities without additional subordinated financial support, and (2) there continued to be a controlling financial interest holder in Tamarix LP, effective May 10, 2012, Tamarix LP was no longer a VIE but was instead a limited partnership guided under ASC Topic 810. Subsequent to May 10, 2012, OFS Capital was deemed under the applicable accounting literature to continue to hold the controlling financial interest in Tamarix LP since OFS Capital continued to have the power to direct the activities of Tamarix LP that most significantly impact Tamarix LP’s economic performance, and the obligation to absorb losses that could potentially be significant to Tamarix LP. In addition, as the then 68.4% limited partner in Tamarix LP, OFS Capital also possessed the right to receive benefits from Tamarix LP that could potentially be significant to Tamarix LP. Therefore, subsequent to May 10, 2012, and through July 27, 2012 as described below, OFS Capital continued to consolidate the financial statements of Tamarix LP into its own.

In June 2012 and October 2013, Tamarix LP received SBA leverage commitments in the amount of $30,110 and $37,185, respectively, which are issuable by the SBA in the form of debenture securities and which terminate in September 2016 and September 2018, respectively. The SBA may limit the amount that may be drawn each year under this commitment, and each issuance of leverage is conditioned on Tamarix LP’s full compliance, as determined by the SBA, with the terms and conditions set forth under the SBIC Act. On July 27, 2012, Tamarix LP made a $14,000 leverage draw. Subsequent to July 27, 2012 and through December 4, 2013, Tamarix LP made a total of $12,000 in additional leverage draws.

The objective of Tamarix LP is to generate attractive returns for investors by making investments in United States-based, middle market companies. These investments typically will be comprised of debt-related securities, potentially with warrant coverage. The term of Tamarix LP runs through the later of March 2022 or two years after all of Tamarix LP’s Outstanding Leverage (as defined in the limited partnership agreement of Tamarix LP) has matured. Pursuant to the limited partnership agreement of Tamarix LP and the SBIC Act, a limited partner may not sell, transfer, assign, pledge, subdivide for resale or otherwise dispose of all or any part of its interest in Tamarix LP without the prior written consent of Tamarix GP, the granting or denying of which consent will be in Tamarix GP’s sole and absolute discretion. In addition, a limited partner may not transfer any interest of ten percent or more in the capital of Tamarix LP without the prior approval of the SBA.

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

Note 4. Tamarix LP and Tamarix GP (Continued)

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

Since OFS Capital no longer held the controlling interest in Tamarix LP, effective July 27, 2012, OFS Capital deconsolidated Tamarix LP’s financial statements from its own and adopted the equity method of accounting to record its equity investment in Tamarix LP. Accordingly, the Company’s December 31, 2012 consolidated balance sheet does not include the accounts of Tamarix LP, and the Company’s consolidated statement of operations for the year ended December 31, 2012 reflects the statements of operations from Tamarix LP only through July 27, 2012. From November 8, 2012, as a result of the Company’s election to become a BDC, through Tamarix Acquisitions date on December 4, 2013, the Company accounted for its equity investment in Tamarix LP at fair value.

Tamarix Acquisitions

On December 4, 2013, the Company acquired all of the limited partnership interests in Tamarix LP, as well as all of the membership interest in Tamarix GP, that it did not already own which resulted in Tamarix LP becoming a wholly owned subsidiary of the Company. The Company paid cash in the total amount of $8,110 for Tamarix Acquisitions, consisting of $7,951 for Tamarix LP Acquisition and $159 for Tamarix GP Acquisition. In connection with Tamarix Acquisitions, on December 5, 2013, the Tamarix Individuals were reemployed by OFSC, and Tamarix Associates, LLC (“Tamarix Associates”) was terminated as the investment manager of Tamarix LP. Upon the closing of Tamarix Acquisitions, the Company increased its capital commitment to Tamarix LP, both directly and through Tamarix GP, to $75,000. In conjunction with Tamarix Acquisitions, the Company incurred acquisition costs in the aggregate amount of $368, which was expensed in 2013 and included in professional fees on the accompanying consolidated statements of operations.

Tamarix Acquisitions were accounted for as a step acquisition in accordance with the Accounting Standards Codification 805, “Business Combinations” (“ASC Topic 805”). Under ASC Topic 805, a step acquisition is an acquisition in which an acquirer obtains control of an acquiree in which it held an equity interest immediately before the acquisition date. From July 27, 2012 through December 4, 2013, OFS Capital did not hold a controlling interest in Tamarix LP due to the lack of power to direct the activities of Tamarix LP that most significantly impact Tamarix LP’s economic performance. Instead, from July 27, 2012 through December 4, 2013, Tamarix GP, as the general partner of Tamarix LP controlled by the Tamarix Individuals, held the controlling interest in Tamarix LP. Also, from July 27, 2012 through December 4, 2013, OFS Capital did not hold a controlling interest in Tamarix GP, as the Tamarix Individuals, who collectively owned 66.65% membership interests in Tamarix GP, were deemed to hold the controlling interest in Tamarix GP. Commencing December 4, 2013, upon the completion of Tamarix Acquisitions, OFS Capital owns 100% ownership interests in both Tamarix LP (99% directly and 1% indirectly through its 100% ownership interest in Tamarix GP) and Tamarix GP, and now holds the controlling interests in both entities. Accordingly, Tamarix Acquisitions falls within the scope of ASC Topic 805 and are deemed as acquisitions achieved in stages, or step acquisitions.

Under step acquisition accounting, the first step for OFS Capital to account for Tamarix Acquisitions is to remeasure its previously held equity interest in Tamarix LP and Tamarix GP at fair value at December 4, 2013 and recognize the resulting gain or loss in earnings. The second step is to record OFS Capital’s acquisitions of the remaining limited partnership interests in Tamarix LP as well as the remaining LLC membership interests in Tamarix GP, and account for the excess of the fair value of the previously held equity interest plus the acquisition price over the fair value of the total net assets of Tamarix LP and Tamarix GP. Pursuant to ASC Topic 805, in a business combination, the excess of the acquisition price plus the fair value of the previously held equity interests over the fair value of the net identifiable assets acquired would generally be recorded as goodwill. On the other hand, if the fair value of the net identifiable assets acquired were higher than the acquisition price plus the fair value of the previously held equity interest, then under ASC Topic 805 such excess would be treated as a bargain purchase.

The Company remeasured the fair value of its previously held equity investment in Tamarix LP and Tamarix GP by determining the total of Tamarix LP’s: 1) fair value of the debt and equity investments plus 2) cash, interest receivables and other assets plus 3) the fair value of the identified intangible asset attributable to Tamarix LP’s SBIC license (derived via utilization of the discounted cash flow approach to determine the net present value of the differential in cash flows, over the life of the SBIC license, between application of the financing rate that could be obtained through the use of SBA-guaranteed debentures and application of an alternative market-based rate of interest associated with the next best source of funding) less 4) the fair value of the SBA debentures less 5) other liabilities; times 6) the Company’s ownership interest of Tamarix LP as of December 4, 2013. Tamarix LP’s debt investments were measured at fair value via application of the discounted cash flow method, based on discount rates (derived primarily from unobservable credit quality and unobservable market interest rate inputs) ranging from 13.6% to 15.9%, with a weighted average rate of 14.98%, and unobservable EBITDA multiple inputs ranging from 3.72 to 6.89, with a weighted average of 4.95. Tamarix LP’s equity investments were measured at fair value via: 1) application of the discounted cash flow method, based on discount rates ranging from 20%-40% and unobservable EBITDA multiple inputs ranging from 3.72 to 6.89, as well as (2) application of the market approach, utilizing unobservable EBITDA multiple inputs of 3.31 to 9.51.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 4. Tamarix LP and Tamarix GP (Continued)

Immediately prior to Tamarix Acquisitions, the cost basis of OFS Capital’s equity investment in Tamarix LP and Tamarix GP totaled $10,224. On December 4, 2013, OFS Capital’s equity investment in Tamarix LP and Tamarix GP was fair valued in the aggregate amount of $12,966. As a result, the Company recognized a gain from the Tamarix LP and Tamarix GP step acquisitions in the total amount of $2,742. OFS Capital then compared the fair value of its previously held equity interest of Tamarix LP and Tamarix GP on December 4, 2013 in the aggregate amount of $12,966, plus the total acquisition price of $8,110, with the fair value of the total net assets acquired in the amount of $19,999, and recorded the excess amount of $1,077 as goodwill. The goodwill recognized on this transaction was attributable to the control OFS Capital obtained upon Tamarix Acquisitions, which also enabled the Company to consolidate the financial statements of Tamarix LP and Tamarix GP into its own. For tax purposes, OFS Capital will amortize the goodwill over a period of 15 years.

As a result of Tamarix Acquisitions, the Company consolidated the financial statements of Tamarix LP and Tamarix GP into its own effective December 4, 2013.

The following table reflects (1) the fair value of the net identifiable assets of Tamarix LP and Tamarix GP on Tamarix Acquisitions date; (2) remeasurement of the Company’s equity interests in Tamarix LP and Tamarix GP at the Tamarix Acquisitions date fair value and recognition of a realized gain, and (3) recording of the excess of the fair value of the previously held equity interest of Tamarix LP and Tamarix GP plus acquisition price over the fair value of the total net assets of Tamarix LP and Tamarix GP as goodwill.

Fair value of net identifiable assets on Tamarix Acquisitions date:
Investments	$41,887
Cash and cash equivalents	1,216
Interest receivable and other assets	647
Intangible asset	2,500
Total assets	$46,250
SBA debentures	(26,000)
Other liabilities	(251)
Net assets	$19,999

Remeasurement of the Company's equity investments in step acquisition:
Fair value of the Company's equity interests on Tamarix Acquisitions date	$12,966
Cost of the Company's equity interest immediately prior to Tamarix Acquisitions	10,224
Realized gain from step acquisitions	$2,742

Goodwill:
Acquisition price	$8,110
Fair value of the Company's equity interests on Tamarix Acquisitions date	12,966
Less: total net assets acquired	(19,999)
Goodwill	$1,077

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 4. Tamarix LP and Tamarix GP (Continued)

The following table reflects the summary operational data of Tamarix LP on a stand-alone basis for the period December 5, 2013 to December 31, 2013.

Total investment income	$593
Total expenses	(84)
Net change in unrealized appreciation on non-control/non-affiliate investments	45
Net change in unrealized appreciation on ffiliate investments	119
Net change in unrealized depreciation on control investment	(1,750)
Net decrease in net assets resulting from operations	$(1,077)

The following unaudited pro forma presentation assumes Tamarix Acquisitions took place on January 1, 2013. The pro forma statement of operations for the year ended December 31, 2012 is not presented, as it would be of limited utility to reflect such amounts, the presentation of which would, owing to the various consolidation/deconsolidation activities during 2012, provide no meaningful disclosure to the readers of these financial statements. The pro forma statement of operations for the year ended December 31, 2011 is not presented, as Tamarix LP had minimal activities that affected its net income during 2011.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 4. Tamarix LP and Tamarix GP (Continued)

	For the year ended December 31, 2013
	Historical	Pro Forma Adjustments		Pro Forma
		(unaudited)		(unaudited)
Investment income
Interest income	$16,927	$3,677	(1)	$20,604
Dividend and fee income	143	278	(1)	421

Total investment income	17,070	3,955		21,025

Expenses
Interest expense	3,384	502	(1)	3,886
Amortization of deferred financing closing costs	965	121	(1)	1,086
Management fees	3,435	288	(1)	3,723
Professional fees	1,639	122	(1)	1,761
Administrative fee	938	-		938
General and administrative expenses	991	32	(1)	1,023

Total expenses	11,352	1,065		12,417

Net investment income	5,718	2,890		8,608

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	87	-		87
Realized gain from Tamarix Acquisitions	2,742	(2,742	)(2)	-
Net change in unrealized appreciation (depreciation) on investments	(872)	1,783	(1)	911

Net realized and unrealized gain on investments	1,957	(959)		998

Net increase in net assets resulting from operations	$7,675	$1,931		$9,606

Pro Forma Adjustments:

(1) To incorporate Tamarix LP’s statement of operations for the period January 1, 2013 through December 4, 2013 into OFS Capital’s. During this period, Tamarix GP had minimal activities.

(2) To eliminate OFS Capital’s realized gain from the step acquisition on its pro forma consolidated statement of operations for the year ended December 31, 2013.

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

The Investment Advisor’s services under the Advisory Agreement are not exclusive to the Company and the Investment Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. The Investment Advisor receives fees for providing services, consisting of two components—a base management fee and an incentive fee. From the completion of the Company’s IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. Beginning on November 1, 2013, the base management fee is calculated at an annual rate of 1.75% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. The Investment Advisor has elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from Tamarix Acquisitions. The base management fee was $2,374 and $286, respectively, for the year ended December 31, 2013 and the period from November 8, 2012 to December 31, 2012.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 5. Related Party Transactions (Continued)

The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. The Investment Advisor has elected to exclude from the Capital Gain Fee calculation any incentive fee that would be owed in respect of the realized gain on step acquisitions resulting from Tamarix Acquisitions.

The Company did not incur any incentive fee expense for either the year ended December 31, 2013 or the period November 8, 2012 through December 31, 2012.

Prior to the Company’s election to become a BDC, the Investment Advisor served as its advisor effective September 28, 2010, under an Investment Advisory Agreement pursuant to which OFS Capital paid an annual base management fee to the Investment Advisor to compensate for its investment advisory services. The base management fee was calculated initially at 2% per annum of the Company’s average total assets (excluding cash) at the end of the two most recently completed calendar quarters and was amended on March 30, 2012, pursuant to which OFS Capital paid a base management fee of 2% per annum on its average total assets excluding cash and the assets held by OFS Capital WM. For the assets held by OFS Capital WM at the subsidiary level, OFS Capital paid a base management fee of 0.5% per annum on the average total assets (excluding cash) of OFS Capital WM. For the period January 1, 2012 through November 7, 2012 and the year ended December 31, 2011, the Company incurred management fee expense to its investment advisor of $1,168 and $1,365, respectively.

Administration Agreement: On November 7, 2012, OFS Capital entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Capital Services” or the “Administrator”), a wholly-owned subsidiary of OFSAM. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. For the year ended December 31, 2013 and the period November 8, 2012 through December 31, 2012, the Company incurred an administration fee expense of $938 and $110, respectively.

Other Related Party Transactions:

Due from OFS Capital Management

As of December 31, 2013, OFS Capital Management owed $218 to the Company, as a result of allocation by the Company of a portion of the D&O/E&O insurance expenses to the Investment Advisor under certain joint insurance policies between the two entities. Subsequently, in January 2014, the Investment Advisor paid the $218 owed to the Company.

Distributions from OFS Capital WM

In January 2012, OFS Capital received a cash distribution from OFS Capital WM in the amount of $1,225.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 5. Related Party Transactions (Continued)

Sale of Debt Investments by OFS Capital WM

In May 2012, OFS Capital WM sold a debt investment to OFS Funding I, LLC (“OFS Funding I”), a wholly owned subsidiary of OFSAM, for cash proceeds of $4,157. The debt investment had a carrying value of $4,095 and a fair value of $2,930, respectively, on the date of the sale. OFS Capital WM recognized a realized loss of $1,165 from the sale for the difference between the carrying and fair value of the debt investment on the date of sale. In addition, OFS Capital recorded an equity contribution of $1,227 from its parent to account for the difference between the fair value of the debt investment sold and cash proceeds received by OFS Capital WM from OFS Funding I.

In September 2012, OFS Capital WM sold a debt investment to OFS Funding I for $792. The debt investment had a carrying value of $884. OFS Capital WM recognized a realized loss of $92 on the sale.

Management Fees – Other Related Party

From March 2012 through December 4, 2013, Tamarix LP incurred a management fee to Tamarix Associates, the former investment manager of Tamarix LP, at a per annum rate of 2.0% of the sum of Tamarix LP’s 1) unreduced regulatory capital as defined under the SBIC Act plus 2) the assumed leverage from the SBA equal to two times Tamarix LP’s unreduced regulatory capital. Prior to the deconsolidation of Tamarix LP, for the period January 1, 2012 through July 27, 2012, OFS Capital recorded management fee expense in the amount of $627 on its consolidated statement of operations.

The investment management agreement between Tamarix LP and Tamarix Associates was terminated on December 4, 2013.

Note 6. Investments

At December 31, 2013, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt investments	$228,876	$226,552	$221,546
Subordinated debt investments	8,790	9,009	9,008
Equity investments	N/A	7,862	7,365
Total	$237,666	$243,423	$237,919

At December 31, 2013, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 6. Investments (Continued)

	Cost		Fair Value
Aerospace & Defense	$15,996	6.6%	$15,721	6.6%
Automotive	7,161	2.9	7,161	3.0
Banking, Finance, Insurance & Real Estate	29,035	11.9	29,102	12.2
Beverage, Food & Tobacco	7,072	2.9	7,099	3.0
Capital Equipment	7,950	3.3	7,908	3.3
Chemicals, Plastics & Rubber	19,596	8.1	19,526	8.2
Construction & Building	1,874	0.8	1,888	0.8
Consumer goods: Non-durable	7,642	3.1	7,428	3.1
Containers, Packaging & Glass	4,235	1.7	4,231	1.8
Energy: Oil & Gas	7,148	2.9	7,235	3.0
Environmental Industries	7,818	3.2	7,754	3.3
Healthcare & Pharmaceuticals	55,585	22.8	52,512	22.1
High Tech Industries	5,009	2.1	4,921	2.1
Media: Advertising, Printing & Publishing	9,609	4.0	9,701	4.1
Media: Broadcasting & Subscription	4,223	1.7	4,305	1.8
Retail	4,091	1.7	4,092	1.7
Services: Business	36,505	15.0	34,637	14.5
Services: Consumer	5,403	2.2	5,403	2.3
Telecommunications	7,471	3.1	7,295	3.1
	$243,423	100.0%	$237,919	100.0%

The following table summarizes OFS Capital’s investments at December 31, 2012.

	Principal	Cost	Fair Value
Senior secured debt investments	$234,635	$231,781	$227,542
Equity investment in Tamarix LP	N/A	5,049	4,657
Total	$234,635	$236,830	$232,199

At December 31, 2012, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 6. Investments (Continued)

	Cost		Fair Value
Aerospace & Defense	$7,294	3.1%	$7,177	3.1%
Automotive	12,485	5.3	11,618	5.0
Banking, Finance, Insurance & Real Estate	49,652	21.0	48,727	21.0
Beverage, Food and Tobacco	7,166	3.0	7,072	3.0
Business Equipment & Services	7,926	3.4	7,907	3.4
Chemical, Plastics & Rubber	10,179	4.3	10,306	4.4
Construction & Building	11,619	4.9	11,311	4.9
Consumer Goods: Durable	3,564	1.5	3,544	1.5
Consumer Goods: Non-durable	8,620	3.6	8,186	3.5
Containers, Packaging & Glass	4,477	1.9	4,379	1.9
Energy: Oil & Gas	12,023	5.1	12,081	5.2
Environmental Industries	8,709	3.7	8,584	3.7
Healthcare & Pharmaceuticals	46,530	19.6	44,909	19.3
High Tech Industries	5,265	2.2	5,289	2.3
Media: Advertising, Printing & Publishing	7,604	3.2	7,583	3.3
Media: Broadcasting & Subscription	4,549	1.9	4,549	1.9
Retail	9,464	4.0	9,436	4.1
Services: Business	9,414	4.0	9,184	4.0
Telecommunications	10,290	4.3	10,357	4.5
	$236,830	100.0%	$232,199	100.0%

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the year ended December 31, 2013, the period from November 8, 2012 to December 31, 2012, the period from January 1, 2012 to November 7, 2012, and the year ended December 31, 2011. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

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

To assess the reasonableness of the discounted cash flow approach, the fair value of equity securities, including warrants, in portfolio companies may also consider the market approach—that is, through analyzing, and applying to the underlying portfolio companies, market valuation multiples of publicly-traded firms engaged in businesses similar to those of the portfolio companies. The market approach to determining the fair value of a portfolio company’s equity security (or securities) will typically involve: (1) applying to the portfolio company’s trailing twelve months (or current year projected) EBITDA a low to high range of enterprise value to EBITDA multiples that are derived from an analysis of publicly-traded comparable companies, in order to arrive at a range of enterprise values for the portfolio company; (2) subtracting from the range of calculated enterprise values the outstanding balances of any debt or equity securities that would be senior in right of payment to the equity securities held by the Company; and (3) multiplying the range of equity values derived therefrom by the Company’s ownership share of such equity tranche in order to arrive at a range of fair values for the Company’s equity security (or securities). Application of these valuation methodologies involves a significant degree of judgment by management.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 7. Fair Value of Financial Instruments (Continued)

•	Each portfolio company or investment is valued by an investment professional.
•	Preliminary valuation conclusions are then documented and discussed with individual members of the Investment Advisor’s investment committee.
•	The preliminary valuations are then submitted to the Investment Advisor’s investment committee for ratification.
•	Third party valuation firm(s) will be engaged to provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. The Investment Advisor’s investment committee’s preliminary fair value conclusions on each of the Company’s assets for which sufficient market quotations are not readily available will be reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the Company’s Board or required by the Company’s valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of the Company’s Board.
•	The Company’s Board will discuss valuations and determine the fair value of each investment in the portfolio in good faith based on the input of OFS Capital Management, LLC and, where appropriate, the respective independent valuation firms.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	December 31, 2013
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Senior secured debt investments	$-	$-	$221,546	$221,546
Subordinated debt investments	-	-	9,008	9,008
Equity investments	-	-	7,365	7,365
Money market funds *	24,869	-	-	24,869

Total	$24,869	$-	$237,919	$262,788

* included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated balance sheet.

As of December 31, 2013, the Company had 56 senior loans and two subordinated loans as well as equity investments in eight portfolio companies. The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of December 31, 2013:

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 7. Fair Value of Financial Instruments (Continued)

	Fair Value at
	December 31,			Range
	2013	Valuation techniques	Unobservable input	(Weighted average)

Debt investments:
Senior secured	221,546	Discounted cash flow	Discount rates	5.82% - 25.00% (8.92%)
			EBITDA multiples	4.00x - 10.10x (6.70x)
Subordinated	9,008	Discounted cash flow	Discount rates	13.13% - 15.00% (14.21%)
			EBITDA multiples	3.98x - 5.17x (4.67x)

Equity investments:	7,365	Discounted cash flow	Discount rates	20.00% - 40.00%
			EBITDA multiples	3.98x - 9.48x
		Market approach	EBITDA multiples	3.47x - 11.86x

Changes in credit quality (which would impact the discount rate), as well as changes in EBITDA multiples, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA multiples, and in inverse relation to changes in the discount rate.

	December 31, 2012
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Senior secured debt investments	$-	$-	$227,542	$227,542
Equity investment in Tamarix LP	-	-	4,657	4,657
Money market funds *	6,103	-	-	6,103
				-
Total	$6,103	$-	$232,199	$238,302

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

Tamarix LP’s debt investments in three portfolio companies at December 31, 2012 were measured at fair value via application of the discounted cash flow method, based on discount rates (derived primarily from unobservable credit quality and unobservable market interest rate inputs) ranging from 13.02% to 15.0%, with a weighted average rate of 14.64%, and unobservable EBITDA multiple inputs ranging from 4.08 to 6.48, with a weighted average of 4.81.  Changes in credit quality (which would impact the discount rate), as well as changes in EBITDA multiples, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to changes in the discount rate.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 7. Fair Value of Financial Instruments (Continued)

Tamarix LP’s equity investments in three portfolio companies at December 31, 2012 were measured at fair value via: 1) application of the discounted cash flow method, based on discount rates ranging from 20.0%-30.0% and unobservable EBITDA multiple inputs ranging from 4.08 to 6.48, as well as 2) application of the market approach, utilizing unobservable EBITDA multiple inputs of 3.23 to 8.44. Changes in EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA multiples, and in inverse relation to changes in the discount rate.

The following tables present changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2013, the period November 8, 2012 through December 31, 2012, the period January 1, 2012 through November 7, 2012, and the year ended December 31, 2011.

	For the Year Ended Decmber 31, 2013
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, beginning of period	$227,542	$-	$4,657	$232,199

Net change in unrealized appreciation on non-control/non-affiliate investments	323	-	44	367
Net change in unrealized appreciation (depreciation) on affiliate investments	(14)	-	525	511
Net change in unrealized depreciation on control investment	(1,077)	-	(673)	(1,750)
Net realized gain on non-control/non-affiliate investments	87	-	-	87
Net realized gain on acquisitions of remaining ownership interests in Tamarix LP & Tamarix GP	-	-	2,742	2,742
Additional equity investments in Tamarix LP	-	-	5,175	5,175
Elimination of equity investments in Tamarix LP & GP upon Tamarix Acquisitions	-	-	(12,966)	(12,966)
Consolidation of investments held by Tamarix LP upon Tamarix Acquisitions	27,501	8,973	5,413	41,887
Purchase of portfolio investments	42,734	-	2,448	45,182
Capitalized PIK interest	57	32	-	89
Proceeds from principal payments on portfolio investments	(63,053)	-	-	(63,053)
Sale of portfolio investments	(13,905)	-	-	(13,905)
Amortization of discounts and premium	1,351	3	-	1,354

Level 3 assets, end of period	$221,546	$9,008	$7,365	$237,919

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 7. Fair Value of Financial Instruments (Continued)

	Post-IPO as a BDC
	For the Period November 8, 2012 through
	December 31, 2012
	Senior Secured
	Debt	Equity
	Investments	Investments	Total

Level 3 assets, beginning of period	$201,720	$-	$201,720

Net change in unrealized appreciation (depreciation) on investments	(222)	(41)	(263)
Purchase of portfolio investments	32,125	-	32,125
Proceeds from principal payments on portfolio investments	(6,242)		(6,242)
Conversion to fair value upon election to become a BDC	-	4,698	4,698
Amortization of discounts and premium	161	-	161

Level 3 assets, end of period	$227,542	$4,657	$232,199

	Pre-IPO Prior to becoming a BDC
	For the Period January 1, 2012 through
	November 7, 2012
	Senior Secured
	Debt	Equity
	Investments	Investments	Total

Level 3 assets, beginning of period	$-	$-	$-

Net change in unrealized appreciation (depreciation) on investments	387	(226)	161
Net realized loss on investment - related party	(1,257)	-	(1,257)
Consolidation of investments held by OFS Capital WM	197,765	-	197,765
Purchase of portfolio investments by OFS Capital WM	42,748	-	42,748
Purchase of portfolio investments by Tamarix LP	2,999	-	2,999
Accrued PIK	99	-	99
Portfolio investments of Tamarix LP converted from cost to fair value accounting	14,382	2,596	16,978
Proceeds from principal payments on portfolio investments held by OFS Capital WM	(26,168)	-	(26,168)
Proceeds from principal payments on portfolio investments held by Tamarix LP	(315)	-	(315)
Sale of portfolio investments to related party	(3,722)	-	(3,722)
Sale of portfolio investments to others	(8,800)	-	(8,800)
Portfolio investment received in connection with debt acquisition and restructuring by Tamarix LP	-	539	539
Deconsolidation of investments in Tamarix LP	(17,200)	(2,909)	(20,109)
Conversion to fair value upon election to become a BDC	-	-	-
Amortization of discounts and premium	802	-	802

Level 3 assets, end of period	$201,720	$-	$201,720

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 7. Fair Value of Financial Instruments (Continued)

For the Year Ended
December 31, 2011

Level 3 assets, beginning of period	$156
Warrants received and classified as Level 3	-
Unrealized gain (loss) on warrants included in earnings	(156)
Write-off of warrants	-
Level 3 assets, end of period	$-

The net change in unrealized appreciation (depreciation) for the years ended December 31, 2013, 2012 and 2011 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at the end of the year was ($1,786), ($102) and ($156).

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

As of December 31, 2013 and 2012, the carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	December 31,
	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$28,569	$28,569	$8,270	$8,270
Restricted cash and cash equivalents	450	450	623	623
Investments, at fair value
Debt investments	230,554	230,554	227,542	227,542
Equity investment in Tamarix LP	-	-	4,657	4,657
Equity investments	7,365	7,365	-	-
Interest receivable and other assets	3,861	3,861	1,549	1,549

Financial liabilities:
Revolving line of credit	$108,955	$108,955	$99,224	$99,224
SBA debentures payable	26,000	26,000	-	-
Interest payable	1,044	1,044	1,222	1,222

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

Average impaired loans during the year ended December 31, 2011 was $1,096. Average impaired loans, net of the allowance for loan loss, during the year ended December 31, 2011 was $964. Income recognized on the sole impaired loan, which was repaid on June 30, 2011, on the cash and accrual basis for the year ended December 31, 2011 was $0.

There were no TDRs with respect to the Company’s loans during the year ended December 31, 2011.

The details of loan loss allowance for loans receivable for the period January 1, 2012 through November 7, 2012 and the year ended December 31, 2011 are summarized as follows:

	Pre-IPO Prior to becoming a BDC
	For the Period
	January 1, 2012	For the Year
	through	Ended
	November 7,	December 31,
	2012	2011

Balance - beginning of period	$219	$356
Net provision charged to expense	-	506
Recoveries	-	(439)
Write-offs	-	(314)
Reversal upon conversion from cost to fair value accounting on loan investments	(219)	-
Paid-in-kind interest income reversed on non-accrual loans	-	110

Balance - end of period	$-	$219

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 8. Loans Receivable (Continued)

The details of loan loss allowance for loans receivable pledged to creditors for the period January 1, 2012 through November 7, 2012 and the year ended December 31, 2011 are summarized as follows:

	Pre-IPO Prior to becoming a BDC
	For the Period
	January 1, 2012	For the Year
	through	Ended
	November 7,	December 31,
	2012	2011

Balance - beginning of period	$-	$1,417
Net provision (benefit) charged to expense	-	(266)
Write-offs	-	(1,151)

Balance - end of period	$-	$-

For the year ended December 31, 2011, the $1,151 write-off was related to the OFS Capital WM Transaction. Under the sale accounting treatment, effective February 23, 2011, the loan loss allowance was written off upon the sale of the loans to OFS Capital WM.

Note 9. Commitments and Contingencies

At December 31, 2013, the Company had $4,750 of total unfunded commitments for three portfolio companies. At December 31, 2012, the Company had a $1,500 unfunded commitment for one portfolio company.

Immediately prior to December 4, 2013, under a subscription agreement (“Subscription Agreement”) dated March 27, 2012 with respect to its investment in Tamarix LP, the Company had a committed but uncalled capital investment in Tamarix LP in the amount of approximately $15,000. On December 4, 2013, upon completion of Tamarix Acquisitions, the Company’s committed investment in Tamarix LP, directly and indirectly via its investment in Tamarix GP, was increased to $75,000. As of December 4, 2013, the total funded capital of Tamarix LP was $15,438. During the period December 5, 2013 to December 31, 2013, the Company funded an additional $34,000 into Tamarix LP. As of December 31, 2013, the Company’s unfunded commitment to Tamarix LP was $25,562. In January 2014, the Company funded an additional $12,000 to the SBIC Fund, leaving a remaining unfunded commitment of $13,562.

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

Note 10. Revolving Line of Credit

On September 28, 2010, OFS Capital WM entered into a $180,000 secured revolving credit facility (as amended from time to time, the “OFS Capital WM Credit Facility”) with Wells Fargo and Madison Capital Funding, LLC (“Madison Capital”, an affiliated entity of the Loan Manager), with the Class A lenders (initially Wells Fargo) providing up to $135,000 in Class A loans (“Class A Facility”) and the Class B lenders (initially Madison Capital) providing up to $45,000 in Class B loans to OFS Capital WM (“Class B Facility”). The OFS Capital WM Credit Facility is secured by the eligible loans transferred to OFS Capital WM by OFS Capital on September 28, 2010 and any eligible loan assets subsequently acquired by OFS Capital WM. The loan facilities with Wells Fargo and Madison Capital had five- and six-year terms, respectively, and both facilities provided a one-year option for extension upon the approval of the Class A and Class B lenders. The loan facilities had a reinvestment period of two years after the closing date of the OFS Capital WM Credit Facility, which could be extended by one year with the consent of each lender. Outstanding borrowings on the loan facilities were limited to the lesser of (1) $180,000 and (2) the borrowing base as defined by the OFS Capital WM Credit Facility loan documents. OFS Capital WM is obligated to pay interest on outstanding Class A loans (and on the Class B loans until the termination of the Class B Facility in January 2013) on each quarterly payment date. Prior to September 28, 2012, outstanding Class A loans accrued interest equal to LIBOR plus 3.00% per annum, and outstanding Class B loans accrued interest equal to LIBOR plus 4.00% per annum. OFS Capital WM has the right to repay loans outstanding under the facility in part from time to time, subject to applicable prepayment fee. The unused commitment fee on the Class A Facility is (1) 0.5% per annum of the first $25,000 of the unused facility and (2) 2% per annum of the balance in excess of $25,000. The unused commitment fee on the Class B Facility was 0.5% per annum. In connection with the closing of the OFS Capital WM Credit Facility, OFS Capital WM incurred financing costs of $3,501, which were deferred and amortized over the term of OFS Capital WM Credit Facility.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 10. Revolving Line of Credit (Continued)

Under the OFS Capital WM Credit Facility, the Loan Manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, which value is determined by the Controlling Lender (as defined in the OFS Capital WM loan documents), plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the year ended December 31, 2013, the period November 8, 2012 through December 31, 2012, and the period January 1 through November 7, 2012, the Company incurred management fee expense of $1,061, $141 and $650, respectively, to the Loan Manager.

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

On November 22, 2013, the OFS Capital WM Credit Facility was further amended. Pursuant to the amendment, (1) the loan with Wells Fargo was extended to December 31, 2018; (2) the reinvestment period for the Wells Fargo loan was extended to December 31, 2015; (3) the accrued interest rate on outstanding Class A loans was amended to LIBOR plus 2.50% per annum, and (4) the advance rate on borrowing was increased from 65% to 70%. In connection with the amendment, OFS Capital WM incurred financing costs of $1,168. The deferred financing costs, together with the unamortized deferred financing costs of $1,940 at November 22, 2013, are being amortized over the amended term of the OFS Capital WM Credit Facility.

The interest rates on the revolving line of credit borrowings at December 31, 2013 and 2012 were 2.75% and 3.06%, respectively. For the year ended December 31, 2013, the period November 8, 2012 through December 31, 2012, and the period January 1, 2012 through November 7, 2012, interest expense on revolving lines of credit totaled $3,324, $580, and $3,583, respectively.

On January 17, 2014, the OFS Capital WM Credit Facility was amended again, pursuant to which the calculation of the borrowing base was adjusted and the minimum equity requirement was lowered from $65,000 to $50,000, resulting in additional liquidity for the Company. No financing costs were incurred in connection with this amendment.

Deferred financing closing costs net of accumulated amortization on the OFS Capital WM Credit Facility as of December 31, 2013 and 2012 were $3,043 and $2,839, respectively. For the year ended December 31, 2013, the period November 8, 2012 through December 31, 2012, and the period January 1, 2012 through November 7, 2012, amortization of deferred financing costs on revolving lines of credit totaled $965, $127, and $345, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 11. SBA Debentures Payable

Upon the completion of Tamarix Acquisitions, effective December 4, 2013, the Company consolidated the financial statements of Tamarix LP into its own and Tamarix LP’s SBA debentures payable are reflected on the Company’s consolidated balance sheet.

The SBIC license allows Tamarix LP to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to the Company, have interest payable semi-annually and a ten-year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of December 4, 2013, immediately prior to Tamarix Acquisitions, Tamarix LP, operating as a stand-alone SBIC fund, had leverage commitments of $67,295 from the SBA. In connection with Tamarix Acquisitions, the Company increased to $75,000 its commitments to Tamarix LP, which became a drop down SBIC fund of the Company on December 4, 2013. As of December 31, 2013, the Company had funded $49,438 of the $75,000 commitment, and it funded an additional $12,000 in January 2014. As of December 31, 2013, Tamarix LP had leverage commitments of $49,438 from the SBA, and $26,000 of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $23,438 (increased to $35,438 in January 2014), under present SBIC regulations.

The following table shows the Company’s outstanding SBA debentures payable as of December 31, 2013:

Pooling Date*	Maturity Date	Interest Rate	December 31, 2013

September 19, 2012	September 1, 2022	3.049%	$14,000
September 25, 2013	September 1, 2023	4.448	7,000
March 26, 2014	March 1, 2024	1.450	5,000

Total SBA debentures outstanding			$26,000

*	The SBA has scheduled poolings dates in March and September of each year. SBA debentures issued between pooling dates use an interim rate and will be fixed at the next pooling date.

The Company received exemptive relief from the Securities and Exchange Commission (“SEC”) effective November 26, 2013. The exemptive relief allows OFS Capital to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio.

The weighted average interest rate on the SBA debentures as of December 31, 2013 was 3.12%. For the period December 5, 2013 through December 31, 2013, interest expense on the SBA debentures was $60.

Note 12. Federal Income Tax

The Company has elected to be treated as a RIC under Subchapter M of the Code, and to distribute substantially all of its respective net taxable income. Accordingly, no provision for federal income tax has been recorded in the financial statements. Taxable income differs from net increase in net assets resulting from operations primarily due to unrealized appreciation or depreciation on investments, as investment gains and losses are not included in taxable income until they are realized. In addition, for the year ended December 31, 2013, our taxable income differed from net increase in net assets resulting from operations due to (1) the exclusion from our taxable income of realized gain from Tamarix Acquisitions, and (2) temporary tax and book difference related to our equity investment from pass-through entities.

The following reconciles the net increase in net assets resulting from operations to taxable income for the year ended December 31, 2013 and the period November 8, 2012 through December 31, 2012:

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 12. Federal Income Tax (Continued)

	For the Year Ended December 31, 2013*	For the Period November 8, 2012 through December 31, 2012

Net increase in net assets resulting from operations	$7,675	$923
Net unrealized depreciation on investments	872	611
Permanent difference - realized gain from Tamarix Acquisitions	(2,742)	-
Other permanent differences	1	63
Other temporary differences	727	45

Taxable income before deductions for distributions	$6,533	$1,642

*	The Company's taxable income for 2013 is an estimate and will not be finally determined until the Company files its 2013 federal income tax return in 2014. Therefore, the Company’s actual taxable income may be different than its estimate.

The tax character of distributions paid in 2013 was as follows:

	For the Year Ended December 31, 2013
Ordinary income	$8,170	**
Long-term capital gain	5
Return of capital	3,268

Total	$11,443

**	Includes taxable income for the period November 8, 2012 through December 31, 2012, which was distributed in January 2013.

The components of undistributed ordinary income earnings on tax basis were as follows:

	As of December 31, 2013	As of December 31, 2012

Undistributed ordinary income	$-	$1,642
Undistributed long-term capital gain	-	-
Unrealized appreciation (depreciation) on investments	478	(611)

Total	$478	$1,031

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 13. Financial Highlights

The financial highlights for the Company are as follows:

	Year Ended December 31, 2013		November 8, 2012 through December 31, 2012 (1)

Per share data:
Net asset value at beginning of period	$14.80		N/A	(3)
Dividends and distributions	(1.02)		N/A	(3)
Net investment income	0.59		N/A	(3)
Net realized gain on non-control/non-affiliate investments	0.01		N/A	(3)
Realized gain on step acquisition of Tamarix LP and Tamarix GP	0.29		N/A	(3)
Net change in unrealized appreciation on non-control/non-affiliate investments	0.04		N/A	(3)
Net change in unrealized appreciation on affiliate investments	0.05		N/A	(3)
Net change in unrealized depreciation on control investment	(0.18)		N/A	(3)
Net asset value at end of period	$14.58		$14.80	(3)

Per share market value, end of period	$12.83		$13.69
Total return based on market value	1.2	%(2)	(7.6	)%(2)
Shares outstanding at end of period	9,629,797		9,578,691
Ratios to average net assets:
Expense without incentive fees	8.0%		13.6	%(4)
Incentive fees	-		-	(4)
Total expenses	8.0%		13.6	%(4)
Net investment income without incentive fees	4.1%		4.6	%(4)
Average net asset value	$141,058	(5)	$98,164	(6)

(1)	For historical periods that include financial results prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share, dividends and distributions declared per common shares and weighted average shares outstanding information for periods that include financial results prior to November 7, 2012 are not provided.
(2)	Calculation is ending market value less beginning market value, adjusting for dividends and distributions.
(3)	Per share data is not provided as the Company did not have shares of common stock outstanding prior to its IPO.
(4)	Annualized.
(5)	Based on average net asset values at December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013.
(6)	Based on the average net asset values at November 8, 2012 and December 31, 2012.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 14. Dividends and Distributions

The Company records dividends and distributions on the declaration date. Prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and therefore had no dividends or distributions.

The following table summarizes dividends and distributions declared and paid from inception to December 31, 2013:

			Amount
Date Declared	Record Date	Payment Date	Per Share	Total Amount
Period November 8, 2012 to December 31, 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

Year ended December 31, 2013
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
September 25, 2013	October 17, 2013	October 31, 2013	0.34	3,273
Total declared for the year ended December 31, 2013			$1.02	$9,814

(1)	- represented the dividend declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after the IPO in November 2012, would be $0.34 per share.

The Company has adopted a DRIP that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. The following table summarizes dividend reinvestment plan activity for the year ended December 31, 2013.

For the year ended
December 31, 2013
Shares issued	51,106
Average price per share	$14.05

Note 15. Earnings per Share

The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the year ended December 31, 2013 and the period November 8, 2012 through December 31, 2012. Prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and therefore earnings per share results prior to November 7, 2012 are not provided.

		For the period November 8,
	For the year ended	2012 through December 31,
	December 31, 2013	2012

Net increase in net assets resulting from operations	$7,675	$923
Basic and diluted weighted average shares outstanding	9,619,723	9,578,691
Net increase in net assets resulting from operations per common share - basic and diluted	$0.80	$0.10

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

Note 16. Extraordinary Gain (Loss)

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

Note 17: Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Total investment income	$4,452	$4,017	$4,236	$4,365
Net investment income	1,382	1,428	1,466	1,442
Net realized and unrealized gain (loss)	(201)	(1,062)	1,791	1,429
Net increase in net assets resulting from operations	1,181	366	3,257	2,871
Earnings per share (1)	$0.12	$0.04	$0.34	$0.30
Net asset value per share (2)	$14.58	$14.46	$14.76	$14.76

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
Total investment income	$4,235	$4,035	$4,538	$624
Net investment income	1,305	1,437	1,138	215
Net realized and unrealized gain (loss)	(191)	1,081	(2,104)	-
Net increase (decrease) in net assets resulting from operations	766	2,960	(370)	2,860
Earnings per share (3)	N/A	N/A	N/A	N/A
Net asset value per share (2) (3)	$14.80	N/A	N/A	N/A

(1)	Based on weighted average shares outstanding for the respective period.

(2)	Based on shares outstanding at the end of the respective period.

(3)	For historical periods that include financial results prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent, and therefore, weighted average shares outstanding information for periods that include financial results prior to November 7, 2012 are not provided.

Note 18. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type (1)	Interest, Fees and Dividends Credited to Income (2)	December 31, 2012 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2013 Fair Value
Control Investment
Tangible Software, Inc.	Senior Secured Loan	$110	$-	$8,923	$(1,077)	$7,846
	Common Equity B	-	-	518	(518)	-
	Common Equity B-1	-	-	77	(77)	-
	Common Equity B-2	-	-	77	(77)	-

Total Control Investment		110	-	9,595	(1,749)	7,846

Affiliate Investments
Contract Datascan Holdings, Inc.	Senior Secured Term Loan B	177	-	12,144	-	12,144
	Preferred Equity A	-	-	2,011	-	2,011
	Preferred Equity B	-	-	437	-	437
	Common Equity	-	-	-	-	-
		177	-	14,592	-	14,592

Malabar International	Subordinated Loan	61	-	5,223	-	5,223
	Preferred Stock	9	-	3,933	(22)	3,911
		70	-	9,156	(22)	9,134

Pfanstiehl Holdings, Inc	Subordinated Loan	44	-	3,785	-	3,785
	Class A Common Equity	-	-	371	-	371
		44	-	4,156	-	4,156

Sentry Centers Holdings, LLC	Senior Secured Loan	56	-	4,867	(14)	4,853
	Preferred Equity A	-	-	-	-	-
		56	-	4,867	(14)	4,853

Tamarix Capital Partners, LP	Limited Partnership Interest	-	4,657	5,549	(10,206)	-

Total Affiliate Investments		347	4,657	38,320	(10,242)	32,735

Total Control and Affiliate Investments		$457	$4,657	$47,915	$(11,991)	$40,581

(1)	Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2013 income for the portion of the year ended December 31, 2013 that an investment was included in Control or Affiliate categories, respectively.
(3)	Gross additions include the consolidation of investments held by Tamarix LP on December 4, 2013 upon Tamarix Acquisitions, increases in cost basis resulting from a new portfolio investment, accrued PIK interest, accretion of OID and loan origination fees, as well as additional equity investments in Tamarix LP prior to Tamarix Acquisitions. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net decreases in unrealized appreciation or net increases in unrealized depreciation, as well as the elimination of the Company’s equity investment in Tamarix LP in consolidation on December 4, 2013 upon Tamarix Acquisitions.

Note 19. Subsequent Events Not Disclosed Elsewhere

On February 14, 2014, the Company paid a dividend of $0.34 per share to shareholders of record at January 31, 2014. In connection with the dividend, the Company made cash payments of $3,240 and issued 2,656 shares of common stock.

In February 2014, the Company received the SBA’s approval to change the names of Tamarix LP and Tamarix GP to OFS SBIC I, LP and OFS SBIC I GP, respectively.

In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition and/or disclosure.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, due to the material weakness described below.

In light of this material weakness, the Company refined its procedures to ensure its financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Audit Committee was advised of issues encountered and key decisions reached by management relating to the remediation efforts. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with polices or procedures may deteriorate.

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by SEC guidance, management excluded Tamarix LP and Tamarix GP from its evaluation of internal control over financial reporting as of December 31, 2013 because the Company acquired the remaining ownership interests in these two entities during December 2013. Tamarix LP and Tamarix GP are wholly owned subsidiaries of the Company whose combined total assets and net income represented approximately 28.39% and (14.04)%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2013, except for the exclusion of Tamarix LP and Tamarix GP, management identified a material weakness related to management’s analysis regarding the appropriate accounting treatment for the Tamarix Acquisitions. The Tamarix Acquisitions was a complex, non-routine transaction. The Company performed extensive accounting research and analysis regarding the appropriate accounting treatment for the Tamarix Acquisitions, because ASC Topic 805 does not include a scope-out for investment company combinations. Based on its research and analysis, the Company initially considered treating the Tamarix Acquisitions as a business combination governed by ASC Topic 805, albeit reflecting as a day one loss, rather than recording as goodwill or other intangibles, the excess purchase price over the fair value of the net identifiable assets. The Company believed that approach, which would constitute a departure from GAAP, might be appropriate, because the traditional business combination treatment (including recognition of goodwill) under ASC Topic 805 did not appear to appropriately reflect a business combination between two investment companies, especially in the Company’s situation, where the acquirer (OFS Capital) had already been fair valuing the underlying assets of the acquiree (Tamarix LP) for a number of quarters. The Company ultimately decided that any departure from ASC Topic 805 was not warranted.

The deficiency described above was detected while preparing the financial statements for the year ended December 31, 2013; however, the material weakness did not result in any misstatement, material or otherwise, of our consolidated financial statements, because the Tamarix Acquisitions were accounted for under ASC Topic 805 in the financial statements for the year ended December 31, 2013. Because of this material weakness, management concluded that the Company did not maintain effective control over financial reporting as of December 31, 2013.

Remediation Efforts

The Company implemented the following remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting:

•	Future business combination transactions will be accounted for in accordance with ASC Topic 805.

(c) Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2013 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

(d) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described in this Item 9A regarding the described material weakness and related remediation efforts.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

OFS Capital Corporation and Subsidiaries	Page
Report of Independent Registered Public Accounting Firm	73

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	74

Consolidated Balance Sheets as of December 31, 2013 and 2012	75

Consolidated Statements of Operations for the Year Ended December 31, 2013, the Period November 8, 2012 through December 31, 2012, the Period January 1, 2012 through November 7, 2012, and the Year Ended December 31, 2011	76

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2013, the period November 8, 2012 through December 31, 2012, the period January 1, 2012 through November 7, 2012, and the year ended December 31, 2011	77

Consolidated Statements of Cash Flows for the Year Ended December 31, 2013, the Period November 8, 2012 through December 31, 2012, the Period January 1, 2012 through November 7, 2012, and the Year Ended December 31, 2011	78

Consolidated Schedules of Investments as of December 31, 2013 and 2012	80

Notes to Consolidated Financial Statements	87

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation of OFS Capital, LLC (2)

3.2	Certificate of Incorporation of OFS Capital Corporation (2)

3.3	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation (8)

3.4	Amended and Restated Limited Liability Company Agreement of OFS Capital, LLC (2)

Exhibit Number	Description
3.5	Bylaws of OFS Capital Corporation (2)

4.1	Form of Stock Certificate of OFS Capital Corporation (2)

10.1	Form of Dividend Reinvestment Plan (2)

10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC (2)

10.3	Form of Custody Agreement (2)

10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC (2)

10.5	License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC (2)

10.6	Loan and Security Agreement among MCF Capital Management LLC, OFS Capital WM, LLC, each of the Class A Lenders from time to time party thereto, each of the Class B lenders from time to time party thereto, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated as of September 28, 2010 (1)

10.7	Pledge Agreement made by OFS Capital, LLC, OFS Capital WM, LLC and OFS Funding, LLC in favor of Wells Fargo Delaware Trust Company, N.A., as Trustee, for the benefit of the Secured Parties, dated as of
September 28, 2010 (1)

10.8	Account Control Agreement among OFS Capital WM, LLC, Wells Fargo Delaware Trust Company, N.A., Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of September 28, 2010 (1)

10.9	Participation Agreement dated as of September 28, 2010, between OFS Funding, LLC and OFS Capital, LLC (1)

Exhibit Number	Description
10.10	Loan Sale Agreement between OFS Capital, LLC, and OFS Capital WM, LLC, dated as of September 28, 2010 (1)

10.11	First Amendment to Loan Sale Agreement among OFS Capital WM, LLC and OFS Capital, LLC, dated February 23, 2011(2)

10.12	Amended and Restated Consent Procedures Letter among OFS Capital, LLC, OFS Capital WM, LLC, Madison Capital Funding LLC, and MCF Capital Management LLC, dated February 23, 2011 (Loan and Security Agreement –
Exhibit L) (2)

10.13	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers (2)

10.14	Form of Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC (4)

10.15	Second Amended and Restated Consent Procedures Letter among OFS Capital, LLC, OFS Capital WM, LLC, Madison Capital Funding LLC, and MCF Capital Management LLC, dated March 30, 2012 (3)

10.16	Amendment to Second Amended and Restated Consent Procedures Letter among OFS Capital, LLC, OFS Capital WM, LLC, Madison Capital Funding LLC, and MCF Capital Management LLC, dated September 28, 2012 (5)

10.17	First Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated November 27, 2010 (5)

10.18	Second Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated January 26, 2011(5)

10.19	Third Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated September 28, 2012 (5)

10.20	Fourth Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated January 22, 2013 (7)

10.21	Fifth Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated April 3, 2013*

10.22	Sixth Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated November 22, 2013 (9)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

14.1	Code of Ethics of OFS Capital Corporation (3)

14.2	Code of Ethics of OFS Advisor (incorporated by reference to Exhibit 14.1 hereto) (3)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Previously filed as part of Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on October 5, 2010.
(2)	Previously filed as part of Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on March 17, 2011.
(3)	Previously filed as part of Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on May 3, 2012.
(4)	Previously filed as part of Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on July 24, 2012.
(5)	Previously filed as part of Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on October 19, 2012.
(6)	Previously filed as part of Pre-Effective Amendment No. 9 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on October 24, 2012.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, filed on January 23, 2013.
(8)	Previously filed as part of the Annual Report on Form 10-K of the Company, filed on March 26, 2013.
(9)	Previously filed as part of the Current report on Form 8-K of the Company, filed on November 26, 2013.

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

OFS CAPITAL CORPORATION

Date: March 17, 2014	/s/ Glenn R. Pittson
Glenn R. Pittson, Chief Executive Officer, President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 17, 2014	/s/ Glenn R. Pittson
Glenn R. Pittson, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 17, 2014	/s/ Bilal Rashid
Bilal Rashid, Director

Date: March 17, 2014	/s/ Marc Abrams
Marc Abrams, Director

Date: March 17, 2014	/s/ Robert J. Cresci
Robert J. Cresci, Director

Date: March 17, 2014	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 17, 2014	/s/ Robert S. Palmer
Robert S. Palmer, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 17, 2014	/s/ Bei Zhang
Bei Zhang, Chief Accounting Officer (Principal Accounting Officer)

