Form 10-Q
period 2014-06-30
OFS Capital Corp
filed 2014-08-08
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(847) 734-2000

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 8, 2014 was 9,635,920.

OFS CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2014	2013
Assets	(unaudited)
Investments, at fair value
Non-control/non-affiliate investments (cost of $198,381 and $201,209, respectively)	$194,188	$197,338
Affiliate investments (cost of $29,773 and $32,618, respectively)	30,519	32,735
Control investment (cost of $8,991 and $9,596, respectively)	6,016	7,846
Total investments at fair value	230,723	237,919
Cash and cash equivalents	21,393	28,569
Restricted cash and cash equivalents	450	450
Interest receivable	658	644
Receivable from investment sold	-	4,493
Prepaid expenses and other assets	274	174
Intangible asset, net of accumulated amortization of $112 and $0, respectively	2,388	2,500
Goodwill	1,077	1,077
Due from affiliated entity	-	218
Deferred financing closing costs, net of accumulated amortization of $2,153 and $1,851, respectively	2,741	3,043
Total assets	$259,704	$279,087

Liabilities
Accrued professional fees	$457	$613
Interest payable	1,063	1,044
Management fees payable	1,680	1,168
Administration fee payable	760	280
Other payables	241	260
Deferred loan fee revenue	598	389
SBA debentures payable	26,000	26,000
Revolving line of credit	92,389	108,955
Total liabilities	123,188	138,709

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized,
0 shares issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,635,920 and 9,629,797
shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	96	96
Paid-in capital in excess of par	143,205	143,126
Distributions in excess of net investment income	(7,125)	(4,103)
Accumulated net realized gain	2,742	2,742
Net unrealized depreciation on investments	(2,402)	(1,483)
Total net assets	136,516	140,378

Total liabilities and net assets	$259,704	$279,087

Number of shares outstanding	9,635,920	9,629,797
Net asset value per share	$14.17	$14.58

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income
Interest income
Non-control/non-affiliate investments	$3,524	$4,236	$7,310	$8,601
Affiliate investments	792	-	1,619	-
Control investment	264	-	566	-
Total interest income	4,580	4,236	9,495	8,601
Dividend and fee income
Non-control/non-affiliate investments	-	-	8	-
Affiliate investments	53	-	117	-
Control investment	25	-	50	-
Total dividend and fee income	78	-	175	-

Total investment income	4,658	4,236	9,670	8,601

Expenses
Interest expense	997	862	1,988	1,709
Amortization and write-off of deferred financing closing costs	152	166	302	635
Amortization of intangible asset	49	-	112	-
Management fees	534	794	1,798	1,601
Professional fees	276	509	730	759
Administrative fee	285	177	760	457
General and administrative expenses	266	262	481	532

Total expenses	2,559	2,770	6,171	5,693

Net investment income	2,099	1,466	3,499	2,908

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	-	-	-	5
Net realized gain on affiliate investment	28	-	28	-
Net change in unrealized depreciation on non-control/non-affiliate investments	(1,247)	882	(321)	2,055
Net change in unrealized appreciation/depreciation on affiliate investments	108	909	627	1,160
Net change in unrealized depreciation on control investment	(431)	-	(1,225)	-

Net realized and unrealized gain (loss) on investments	(1,542)	1,791	(891)	3,220

Net increase in net assets resulting from operations	$557	$3,257	$2,608	$6,128

Net investment income per common share - basic and diluted	$0.22	$0.15	$0.36	$0.30
Net increase in net assets resulting from operations per common share - basic and diluted	$0.06	$0.34	$0.27	$0.64
Dividends and distributions declared per common share - basic and diluted	$0.34	$0.34	$0.68	$0.68
Basic and diluted weighted average shares outstanding	9,632,491	9,621,354	9,631,826	9,611,707

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(Dollar amounts in thousands, except per share data)

				Distributions		Net
			Paid-in	in Excess of		Unrealized
			Capital in	Net	Accumulated	Depreciation
	Common Stock		Excess	Investment	Net Realized	on	Total Net
	Shares	Par	of Par	Income	Gain	Investments	Assets
Balance at January 1, 2013	9,578,691	$96	$142,408	$(94)	$-	$(611)	$141,799

Net increase in net assets resulting
from operations	-	-	-	2,908	5	3,215	6,128
Stock issued in connection with
dividend reinvestment plan	46,299	-	660	-	-	-	660
Dividends and distributions (1)	-	-	-	(6,536)	(5)	-	(6,541)

Balance at June 30, 2013	9,624,990	$96	$143,068	$(3,722)	$-	$2,604	$142,046

Balance at January 1, 2014	9,629,797	$96	$143,126	$(4,103)	$2,742	$(1,483)	$140,378
Net increase in net assets resulting
from operations	-	-	-	3,499	28	(919)	2,608
Stock issued in connection with
dividend reinvestment plan	6,123	-	79	-	-	-	79
Dividends and distributions (1)	-	-	-	(6,521)	(28)	-	(6,549)

Balance at June 30, 2014	9,635,920	$96	$143,205	$(7,125)	$2,742	$(2,402)	$136,516

(1) If the tax characteristics of these distributions were determined as of June 30, 2014 and 2013, the Company estimated that approximately 55% and 45% of the distributions would have represented ordinary income and return of capital, respectively, as of June 30, 2014, and approximately 46% and 54% would have represented ordinary income and return of capital, respectively, as of June 30, 2013. See Note 10 - Financial Highlights for detailed disclosure of the tax characteristics of these distributions.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$2,608	$6,128
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization and write-off of deferred financing closing costs	302	635
Amortization of discounts and premiums	(510)	(667)
Amortization of deferred loan fee revenue	(96)	(57)
Amortization of intangible asset	112	-
Cash collection of deferred loan fee revenue	267	177
Payment-in-kind interest income	(238)	-
Reversal of PIK interest income on non-accrual loans	32	-
Net realized gain on non-control/non-affiliate investments	-	(5)
Net realized gain on affiliate investment	(28)	-
Net change in unrealized depreciation on non-control/non-affiliate investments	321	(2,055)
Net change in unrealized appreciation/depreciation on affiliate investments	(627)	(1,160)
Net change in unrealized depreciation on control investment	1,225	-
Purchase of portfolio investments	(25,636)	(21,129)
Additional equity investment in SBIC I LP	-	(2,619)
Proceeds from principal payments on portfolio investments	29,663	26,611
Proceeds from sale of portfolio investments	7,493	4,713
Cash distribution received from equity investment	11	-
Changes in operating assets and liabilities:
Interest receivable	3	416
Prepaid expenses and other assets	36	139
Accrued professional fees	(156)	30
Due to/from affiliated entities, net	218	(9)
Interest payable	19	(386)
Management fees payable	512	200
Administration fee payable	480	68
Other payables	(127)	(51)
Net cash provided by operating activities	15,884	10,979

Cash Flows From Financing Activities
Net repayments of advances from affiliated entities	(6)	-
Cash dividends and distributions paid	(6,470)	(4,236)
Net repayments under revolving lines of credit	(16,566)	(5,059)
Other liabilities	50	-
Deferred common stock offering costs	(68)	-
Net cash used in financing activities	(23,060)	(9,295)

Net increase (decrease) in cash and cash equivalents	(7,176)	1,684

Cash and cash equivalents — beginning of period	28,569	8,270

Cash and cash equivalents — end of period	$21,393	$9,954

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,969	$2,095

Supplemental Disclosure of Noncash Financing Activities:
Dividends and distributions paid by issuance of common stock	$79	$660
Dividends and distributions payable	-	3,272
Accrued deferred common stock offering costs	63	-

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2014

(Dollar amounts in thousands)

			Spread					Percent
Industry		Interest	Above		Principal			of Net
Name of Portfolio Company	Investment Type	Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value	Assets

Non-control/Non-affiliate Investments

Aerospace & Defense
Aero-Metric, Inc.	Senior Secured Term Loan	6.75%	(L +5.50%)	8/27/17	$2,678	$2,653	$2,650	1.9%
Whitcraft LLC	Senior Secured Term Loan	6.75%	(L +5.25%)	12/16/15	3,968	3,946	3,900	2.9
Automotive					6,646	6,599	6,550	4.8

Tectum Holdings Inc	Senior Secured Term Loan	5.25%	(L +4.25%)	9/12/18	3,006	2,987	3,005	2.2
Trico Products Corporation	Senior Secured Term Loan	6.25%	(L +4.75%)	7/22/16	4,080	4,053	4,027	2.9
					7,086	7,040	7,032	5.1
Banking, Finance, Insurance & Real Estate
Captive Resources Midco LLC	Senior Secured Term Loan	6.50%	(L +5.00%)	1/2/19	4,913	4,859	4,744	3.5
CSI Financial Services, LLC (6)	Senior Secured Term Loan	7.00%	(L +5.75%)	12/12/18	3,292	3,252	3,256	2.4
MCMC LLC	Senior Secured Term Loan A	7.50%	(L +6.00%)	9/30/16	3,373	3,350	3,373	2.5
MYI Acquiror Limited (6)	Senior Secured Term Loan A	5.75%	(L +4.50%)	5/28/19	4,887	4,852	4,852	3.5
Personable Holdings, Inc.	Senior Secured Term Loan	7.25%	(L +6.00%)	5/16/18	2,813	2,793	2,778	2.0
Townsend Acquisition LLC	Senior Secured Term Loan	5.25%	(L +4.25%)	5/21/20	4,351	4,305	4,305	3.2
					23,629	23,411	23,308	17.1
Beverage, Food & Tobacco
Sizzling Platter, LLC (5)	Senior Secured Initial Term	8.50%	(L +7.50%)	4/28/19	7,000	6,932	6,932	5.1
					7,000	6,932	6,932	5.1
Capital Equipment
Dorner MFG, Corp.	Senior Secured Term Loan	5.75%	(L +4.50%)	6/15/17	3,145	3,108	3,039	2.2
Elgin Fasteners Group	Senior Secured Term Loan	6.00%	(L +4.75%)	8/26/16	4,742	4,681	4,654	3.4
					7,887	7,789	7,693	5.6
Chemicals, Plastics & Rubber
Actagro, LLC	Senior Secured Term Loan	5.50%	(L +4.25%)	12/30/16	3,201	3,177	3,094	2.3
DASH Accella Holdings LLC (f/k/a Dash Materials LLC)	Senior Secured Term Loan	5.50%	(L +4.50%)	4/30/19	4,696	4,679	4,679	3.4
ICM Products Inc	Senior Secured Term Loan	5.50%	(L +4.50%)	3/31/19	2,122	2,096	1,996	1.4
Inhance Technologies Holdings LLC	Senior Secured Term Loan A	5.50%	(L +4.50%)	2/7/18	2,432	2,414	2,320	1.7

KODA Distribution Group, Inc.	Senior Secured Term Loan A	6.00%	(L +5.00%)	4/9/18	3,884	3,869	3,836	2.8
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,750	2,712	2,698	2.0
					19,085	18,947	18,623	13.6
Construction & Building
Jameson LLC	Senior Secured Term Loan	7.50%	(L +5.50%)	10/1/15	1,707	1,698	1,707	1.3
					1,707	1,698	1,707	1.3
Consumer goods: Non-durable
Pacific World	Senior Secured Term Loan	5.75%	(L +4.75%)	10/31/16	4,552	4,513	4,439	3.3
Phoenix Brands LLC	Senior Secured Term Loan A	7.25%	(L +5.75%)	1/31/16	2,156	2,144	2,135	1.5
					6,708	6,657	6,574	4.8
Containers, Packaging & Glass
Mold-Rite Plastics, LLC	Senior Secured Term Loan	5.50%	(L +4.25%)	6/30/16	4,138	4,112	4,036	3.0
					4,138	4,112	4,036	3.0
Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/1/17	2,888	2,849	2,888	2.1
Charter Brokerage LLC	Senior Secured Term Loan A	8.00%	(L +6.50%)	10/10/16	4,128	4,096	4,128	3.0
					7,016	6,945	7,016	5.1
Environmental Industries
Apex Companies, LLC.	Senior Secured Term Loan	5.50%	(L +4.50%)	3/28/19	3,811	3,786	3,584	2.6
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	8/3/16	3,885	3,868	3,810	2.8
					7,696	7,654	7,394	5.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

June 30, 2014

(Dollar amounts in thousands)

			Spread						Percent
Industry		Interest	Above		Principal				of Net
Name of Portfolio Company	Investment Type	Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value		Assets

Non-control/Non-affiliate Investments - Continued

Healthcare & Pharmaceuticals
Accelerated Health Systems LLC	Senior Secured Term Loan	5.75%	(L +4.50%)	7/22/17	4,843	4,818	4,725		3.5
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	8/18/16	4,575	4,555	4,467		3.3
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	5.25%	(L +4.25%)	2/12/19	4,724	4,681	4,394		3.2
HealthFusion, Inc. (5)	Senior Secured Loan	13.00%	N/A	10/7/18	5,750	5,676	5,808		4.3
	Common Stock Warrants (1,910,302 shares)					-	304		0.2
					5,750	5,676	6,112		4.5

Hygenic Corporation	Senior Secured Term Loan	6.00%	(L +4.75%)	10/11/18	4,707	4,657	4,707		3.5
Vention Medical, Inc. (f/k/a MedTech Group, Inc.)	Senior Secured Term Loan	6.50%	(L +5.25%)	9/7/16	4,606	4,575	4,561		3.3
NeuroTherm, Inc	Senior Secured Term Loan	5.75%	(L +4.50%)	2/1/16	3,650	3,629	3,591		2.6
Strata Pathology Services, Inc. (7)	Senior Secured Term Loan	11.00%	(L +9.50%)	6/30/16	4,037	3,988	696		0.5
Studer Group LLC	Senior Secured Term Loan	6.00%	(L +4.75%)	7/31/18	3,542	3,517	3,401		2.5
United Biologics Holdings, LLC (5)	Senior Secured Loan	12.0% cash /2.0% PIK	N/A	3/5/17	4,141	4,070	4,110		3.0
	Class A-1 Units (2,686 units) and Kicker Units (2,015 units)					9	19		-
	Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units)					8	16		-
	Class A Warrants (10,160 units)					67	99		0.1
	Class B Warrants (15,238 units)					7	35		-
					4,141	4,161	4,279		3.1

					44,575	44,257	40,933		30.0
High Tech Industries
Anaren, Inc. (5)	Senior Secured Term Loan	5.50%	(L +4.50%)	2/18/21	2,985	2,957	2,985		2.2
B&B Electronics Manufacturing Company	Senior Secured Term Loan A	6.50%	(L +5.00%)	4/4/15	2,532	2,521	2,506		1.8
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	6/6/17	2,313	2,286	2,313		1.7
					7,830	7,764	7,804		5.7
Media: Advertising, Printing & Publishing
Content Marketing, LLC	Senior Secured Term Loan	7.50%	(L +6.25%)	12/21/17	3,140	3,108	3,140		2.3
Media Source	Senior Secured Term Loan B	7.50%	(L +6.00%)	11/7/16	3,443	3,409	3,443		2.5
Media Source	Senior Secured Term Loan A	6.75%	(L +5.25%)	11/7/16	1,047	1,037	1,047		0.8
Pamarco Technologies, Inc.	Senior Secured Revolver	N/A	(L +3.75%)	12/31/14	-	(2)	-		-
Pamarco Technologies, Inc.	Senior Secured Term Loan A	6.00%	(L +3.75%)	12/31/14	968	967	968		0.7
					8,598	8,519	8,598		6.3
Media: Broadcasting & Subscription
Campus Televideo, Inc.	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	3,782	3,720	3,779		2.8
					3,782	3,720	3,779		2.8
Retail
Tharpe Company, Inc.	Senior Secured Term Loan	6.00%	(L +4.75%)	10/19/17	3,819	3,781	3,781		2.8
					3,819	3,781	3,781		2.8
Services: Business
Accuvant Finance, LLC (5)	Senior Secured Initial Loans	5.75%	(L +4.75%)	10/22/20	6,000	5,942	5,942		4.3
BCC Software, LLC (5)	Senior Secured Revolver	N/A	(L +8.00%)	6/19/19	-	(16)	(16	)(2)	-
BCC Software, LLC (5)	Senior Secured Term Loan	9.00%	(L +8.00%)	6/19/19	7,000	6,896	6,896		5.1
Revspring Inc. (f/k/a Dantom Systems, Inc.)	Senior Secured Term Loan	5.50%	(L +4.25%)	8/3/17	4,576	4,551	4,381		3.2
Young Innovations, Inc.	Senior Secured Term Loan A	5.25%	(L +4.25%)	1/30/19	2,676	2,646	2,646		1.9
					20,252	20,019	19,849		14.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

June 30, 2014

(Dollar amounts in thousands)

			Spread					Percent
Industry		Interest	Above		Principal			of Net
Name of Portfolio Company	Investment Type	Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value	Assets

Non-control/Non-affiliate Investments - Continued

Services: Consumer
smarTours, LLC (5)	Senior Secured Loan	10.0% cash /0.5% PIK	N/A	10/11/18	5,018	4,926	5,047	3.7
	Preferred Equity A (500,000 units)					490	568	0.4
					5,018	5,416	5,615	4.1
Telecommunications
Barcodes LLC	Senior Secured Term Loan	7.25%	(L +6.00%)	11/2/17	2,840	2,812	2,818	2.1
NHR Holdings, LLC	Senior Secured Term Loan A	5.50%	(L +4.25%)	11/30/18	2,164	2,140	2,059	1.5
NHR Holdings, LLC	Senior Secured Term Loan B	5.50%	(L +4.25%)	11/30/18	2,193	2,169	2,087	1.5
					7,197	7,121	6,964	5.1

Total Non-control/Non-affiliate Investments					199,669	198,381	194,188	142.2

Affiliate Investments
Aerospace & Defense
Malabar International (5)	Subordinated Loan	12.5% cash /2.5% PIK	N/A	5/21/17	5,180	5,268	5,264	3.9
	Preferred Stock (1,494 shares)					3,933	4,115	3.0
					5,180	9,201	9,379	6.9
Healthcare & Pharmaceuticals
Pfanstiehl Holdings, Inc (5)	Subordinated Loan	12.0% cash /2.0% PIK	N/A	9/29/18	3,748	3,845	3,823	2.8
	Class A Common Equity (400 shares)					217	607	0.4
					3,748	4,062	4,430	3.2
Services: Business
Contract Datascan Holdings, Inc. (5)	Senior Secured Term Loan B	10.75%	(L +9.75%)	12/17/18	9,265	9,183	9,265	6.8
	Preferred Equity A (2,463 shares)					2,011	2,012	1.5
	Preferred Equity B (382 shares)					437	437	0.3
	Common Equity (9,069 shares)					-	-	-
					9,265	11,631	11,714	8.6

Sentry Centers Holdings, LLC (5)	Senior Secured Loan	14.00%	N/A	6/28/18	5,000	4,879	4,996	3.7
	Preferred Equity A (83 units)					-	-	-
					5,000	4,879	4,996	3.7

					14,265	16,510	16,710	12.3

Total Affiliate Investments					23,193	29,773	30,519	22.4

Control Investment
Services: Business
Tangible Software, Inc. (5)(7)	Senior Secured Loan
	Common Equity B (1,485,000 units)	12.5% cash /1.5% PIK	N/A	9/28/16	8,355	8,319	6,016	4.4
	Common Equity B-1 (1,022,562 units)					518	-	-
	Common Equity B-2 (615,080 units)					77	-	-
						77	-	-
					8,355	8,991	6,016	4.4

Total Control Investment					8,355	8,991	6,016	4.4

Total Investments					231,217	237,145	230,723	169.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

June 30, 2014

(Dollar amounts in thousands)

							Percent of
Name of Portfolio Company		Principal					Net
	Investment Type	Amount	Cost		Fair Value		Assets
Money Market
WF Prime INVT MM #1752 (8)	Money Market	N/A	1,179	(3)	1,179	(3)	0.9
WFB Secured Institutional MM (8)	Money Market	N/A	450	(4)	450	(4)	0.3
US Bank Money Market Deposit Account	Money Market	N/A	16,314	(3)	16,314	(3)	12.0
Total Money Market			17,943		17,943		13.2

Total Investments and Money Market (United States)		$231,217	$255,088		$248,666		182.2%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which is reset daily, quarterly or semi-annually. For each investment, we have provided the spread over LIBOR and current interest rate in effect at June 30, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.

(2)	The negative fair value is the result of the unfunded commitment being valued below par.

(3)	Included in cash and cash equivalents on the consolidated balance sheets.

(4)	Included in restricted cash and cash equivalents on the consolidated balance sheets.

(5)	Investments held by SBIC I LP. All other investments are held by OFS Capital WM, and are pledged as collateral under the OFS Capital WM credit facility.

(6)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

(7)	Non-accrual loan.

(8)	Money market accounts held by OFS Capital WM, and pledged as collateral under the OFS Capital WM credit facility.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(Dollar amounts in thousands)

			Spread					Percent
Industry		Interest	Above		Principal			of Net
Name of Portfolio Company	Investment Type	Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value	Assets

Non-control/Non-affiliate Investments

Aerospace & Defense
Aero-Metric, Inc.	Senior Secured Term Loan	6.75%	(L +5.50%)	8/27/17	$2,713	$2,683	$2,705	1.9%
Whitcraft LLC	Senior Secured Term Loan	6.50%	(L +5.00%)	12/16/15	4,188	4,157	3,882	2.8
					6,901	6,840	6,587	4.7
Automotive
Tectum Holdings Inc	Senior Secured Term Loan A	6.50%	(L +5.25%)	12/3/15	3,013	2,999	3,005	2.1
Trico Products Corporation	Senior Secured Term Loan	6.25%	(L +4.75%)	7/22/16	4,196	4,162	4,156	3.0
					7,209	7,161	7,161	5.1
Banking, Finance, Insurance & Real Estate
AssuredPartners Capital, Inc.	Senior Secured Term Loan A	5.75%	(L +4.50%)	12/14/18	4,840	4,840	4,840	3.4
Captive Resources Midco LLC	Senior Secured Term Loan	7.75%	(P +4.50%)	10/31/18	4,938	4,878	4,878	3.5
CSI Financial Services, LLC (6)	Senior Secured Term Loan	7.00%	(L +5.75%)	12/12/18	3,379	3,332	3,332	2.4
MCMC LLC	Senior Secured Term Loan A	7.50%	(L +6.00%)	9/30/16	3,946	3,912	3,946	2.8
MYI Acquiror Limited (6)	Senior Secured Term Loan A	6.25%	(L +4.75%)	9/13/16	4,899	4,857	4,842	3.4
Personable Holdings, Inc.	Senior Secured Term Loan	8.25%	(P +5.00%)	5/16/18	2,887	2,863	2,887	2.1
Townsend Acquisition LLC	Senior Secured Term Loan	6.25%	(L +4.75%)	5/18/16	4,413	4,353	4,377	3.1
					29,302	29,035	29,102	20.7
Beverage, Food & Tobacco
Columbus Manufacturing, Inc.	Senior Secured Term Loan B	6.50%	(L +5.25%)	4/17/18	3,960	3,914	3,915	2.8
Phillips Feed & Pet Supply	Senior Secured Term Loan	6.05%	(L +4.25%)	10/13/17	3,184	3,158	3,184	2.3
					7,144	7,072	7,099	5.1
Capital Equipment
Dorner MFG, Corp.	Senior Secured Term Loan	6.00%	(L +4.75%)	6/15/17	3,228	3,184	3,142	2.2
Elgin Fasteners Group	Senior Secured Term Loan	6.00%	(L +4.75%)	8/26/16	4,844	4,766	4,766	3.4
					8,072	7,950	7,908	5.6
Chemicals, Plastics & Rubber
Actagro, LLC	Senior Secured Term Loan	5.76%	(L +4.50%)	12/30/16	3,423	3,394	3,339	2.4
Dash Materials LLC	Senior Secured Term Loan	8.75%	(L +7.50%)	12/26/17	4,811	4,790	4,811	3.4
ICM Products Inc	Senior Secured Term Loan	7.50%	(L +6.00%)	2/1/17	2,149	2,123	2,149	1.5
Inhance Technologies Holdings LLC Senior Secured Term Loan A		9.00%	(L +7.50%)	1/4/17	2,574	2,551	2,574	1.8
KODA Distribution Group, Inc.	Senior Secured Term Loan A	6.00%	(L +5.00%)	4/9/18	3,936	3,919	3,826	2.7
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,864	2,819	2,827	2.0
					19,757	19,596	19,526	13.8
Construction & Building
Jameson LLC	Senior Secured Term Loan	7.50%	(L +5.50%)	10/1/15	1,888	1,874	1,888	1.3
					1,888	1,874	1,888	1.3
Consumer goods: Non-durable
Pacific World	Senior Secured Term Loan	5.75%	(L +4.75%)	10/31/16	4,682	4,634	4,574	3.3
Phoenix Brands LLC	Senior Secured Term Loan A	9.25%	(L +7.75%)	1/31/16	3,031	3,008	2,854	2.0
					7,713	7,642	7,428	5.3
Containers, Packaging & Glass
Mold-Rite Plastics, LLC	Senior Secured Term Loan	6.25%	(L +4.50%)	6/30/16	4,268	4,235	4,231	3.0
					4,268	4,235	4,231	3.0
Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/1/17	2,966	2,920	2,966	2.1
Charter Brokerage LLC	Senior Secured Term Loan A	8.00%	(L +6.50%)	10/10/16	4,269	4,228	4,269	3.0
					7,235	7,148	7,235	5.1
Environmental Industries
Apex Companies, LLC.	Senior Secured Term Loan	6.75%	(L +5.50%)	12/10/18	3,859	3,829	3,811	2.7
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	8/3/16	4,010	3,989	3,943	2.8
					7,869	7,818	7,754	5.5

OFS Capital Corporation and Subsidiaries Consolidated Schedule of Investments - Continued

December 31, 2013

(Dollar amounts in thousands)

			Spread						Percent
Industry		Interest	Above		Principal				of Net
Name of Portfolio Company	Investment Type	Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value		Assets

Non-control/Non-affiliate Investments - Continued

Healthcare & Pharmaceuticals
Accelerated Health Systems LLC	Senior Secured Term Loan	5.75%	(L +4.50%)	7/22/17	4,888	4,857	4,727		3.4
Aegis Sciences Corporation	Senior Secured Term Loan A	6.50%	(L +5.25%)	10/21/16	4,700	4,651	4,675		3.3
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	8/18/16	4,604	4,578	4,501		3.3
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	7.50%	(L +6.00%)	8/14/17	4,754	4,703	4,753		3.4
HealthFusion, Inc. (5)	Senior Secured Loan	13.00%	N/A	10/7/18	5,750	5,668	5,668		4.0
	Common Stock Warrants (1,910,302 shares)					-	-		-
					5,750	5,668	5,668		4.0

Hygenic Corporation	Senior Secured Term Loan	5.75%	(L +4.50%)	10/11/18	4,731	4,675	4,508		3.2
Vention Medical, Inc. (f/k/a MedTech Group, Inc.)	Senior Secured Term Loan	6.50%	(L +5.25%)	9/7/16	4,667	4,629	4,644		3.3
NeuroTherm, Inc	Senior Secured Term Loan	6.50%	(L +5.00%)	2/1/16	3,696	3,668	3,690		2.6
Strata Pathology Services, Inc. (7)	Senior Secured Term Loan	11.00%	(L +9.50%)	6/30/16	4,037	3,988	1,051		0.7
Studer Group LLC	Senior Secured Term Loan	6.00%	(L +4.75%)	7/31/18	3,738	3,706	3,614		2.6
The Ritedose Corporation	Senior Secured Term Loan	6.75%	(L +5.00%)	11/10/16	3,182	3,151	3,172		2.3

United Biologics Holdings, LLC (5)	Senior Secured Loan	12.0% cash /2.0% PIK	N/A	3/5/17	3,290	3,217	3,218		2.3
	Class A-1 Units (2,686 units) and Kicker Units (2,015 units)					9	15		-
	Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units)					8	12		-
	Class A Warrants (10,160 units)					67	83		0.1
	Class B Warrants (15,238 units)					7	25		-
					3,290	3,308	3,353		2.4

					52,037	51,582	48,356		34.5
High Tech Industries
B&B Electronics Manufacturing Company	Senior Secured Term Loan A	6.50%	(L +5.00%)	4/4/15	2,715	2,697	2,577		1.8
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	6/6/17	2,344	2,312	2,344		1.7
					5,059	5,009	4,921		3.5
Media: Advertising, Printing & Publishing
Content Marketing, LLC	Senior Secured Term Loan	7.50%	(L +6.25%)	12/21/17	3,508	3,466	3,508		2.5
Media Source	Senior Secured Term Loan B	7.50%	(L +6.00%)	11/7/16	3,460	3,420	3,460		2.5
Media Source	Senior Secured Term Loan A	6.75%	(L +5.25%)	11/7/16	1,223	1,209	1,223		0.9
Pamarco Technologies, Inc.	Senior Secured Revolver	N/A	(L +3.75%)	12/31/14	-	(4)	(6	)(2)	-
Pamarco Technologies, Inc.	Senior Secured Term Loan A	6.00%	(L +3.75%)	12/31/14	1,522	1,518	1,516		1.1
					9,713	9,609	9,701		7.0
Media: Broadcasting & Subscription
Campus Televideo, Inc.	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	4,305	4,223	4,305		3.1
					4,305	4,223	4,305		3.1
Retail
Tharpe Company, Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	10/19/17	4,138	4,091	4,092		2.9
					4,138	4,091	4,092		2.9
Services: Business
Revspring Inc. (f/k/a Dantom Systems, Inc.)	Senior Secured Term Loan	5.50%	(L +4.25%)	8/3/17	4,752	4,723	4,723		3.4
Young Innovations, Inc.	Senior Secured Term Loan A	5.75%	(L +4.50%)	1/30/19	2,762	2,727	2,623		1.9
					7,514	7,450	7,346		5.3

OFS Capital Corporation and Subsidiaries Consolidated Schedule of Investments - Continued December 31, 2013

(Dollar amounts in thousands)

			Spread					Percent
Industry		Interest	Above		Principal			of Net
Name of Portfolio Company	Investment Type	Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value	Assets

Non-control/Non-affiliate Investments - Continued

Services: Consumer
smarTours, LLC (5)	Senior Secured Loan	10.0% cash /0.5% PIK	N/A	10/11/18	5,006	4,903	4,903	3.5
	Preferred Equity A (500,000 units)					500	500	0.4
					5,006	5,403	5,403	3.9
Telecommunications
Barcodes LLC	Senior Secured Term Loan	7.25%	(L +6.00%)	11/2/17	2,986	2,952	2,986	2.1
NHR Holdings, LLC	Senior Secured Term Loan A	5.75%	(L +4.50%)	11/30/18	2,272	2,244	2,140	1.5
NHR Holdings, LLC	Senior Secured Term Loan B	5.75%	(L +4.50%)	11/30/18	2,303	2,275	2,169	1.6
					7,561	7,471	7,295	5.2

Total Non-control/Non-affiliate Investments					202,691	201,209	197,338	140.6

Affiliate Investments
Aerospace & Defense
Malabar International (5)	Subordinated Loan	12.5% cash /2.5% PIK	N/A	5/21/17	5,116	5,223	5,223	3.7
	Preferred Stock (1,494 shares)					3,933	3,911	2.8
					5,116	9,156	9,134	6.5
Healthcare & Pharmaceuticals
Pfanstiehl Holdings, Inc (5)	Subordinated Loan	12.0% cash /4.0% PIK	N/A	9/29/18	3,674	3,786	3,785	2.7
	Class A Common Equity (400 shares)					217	371	0.3
					3,674	4,003	4,156	3.0
Services: Business
Contract Datascan Holdings, Inc. (5)	Senior Secured Term Loan B	10.50%	(L +9.50%)	12/17/18	12,265	12,144	12,144	8.7
	Preferred Equity A (2,463 shares)					2,011	2,011	1.4
	Preferred Equity B (382 shares)					437	437	0.3
	Common Equity (9,069 shares)					-	-	-
					12,265	14,592	14,592	10.4

Sentry Centers Holdings, LLC (5)	Senior Secured Loan	14.00%	N/A	6/28/18	5,000	4,867	4,853	3.4
	Preferred Equity A (60 units)					-	-	-
					5,000	4,867	4,853	3.4

					17,265	19,459	19,445	13.8

Total Affiliate Investments					26,055	32,618	32,735	23.3

Control Investment
Services: Business

Tangible Software, Inc. (5)	Senior Secured Loan	12.5% cash /1.5% PIK	N/A	9/28/16	8,920	8,924	7,846	5.6
	Common Equity B (1,485,000 units)					518	-	-
	Common Equity B-1 (1,022,562 units)					77	-	-
	Common Equity B-2 (615,080 units)					77	-	-
					8,920	9,596	7,846	5.6

Total Control Investment					8,920	9,596	7,846	5.6

Total Investments					237,666	243,423	237,919	169.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2013

(Dollar amounts in thousands)

							Percent of
		Principal					Net
Name of Portfolio Company	Investment Type	Amount	Cost		Fair Value		Assets
Money Market
WF Prime INVT MM #1752 (8)	Money Market	N/A	3,829	(3)	3,829	(3)	2.7
WFB Secured Institutional MM (8)	Money Market	N/A	450	(4)	450	(4)	0.3
US Bank Money Market Deposit Account	Money Market	N/A	20,590	(3)	20,590	(3)	14.7
Total Money Market			24,869		24,869		17.7
Total Investments and Money Market (United States)
		$237,666	$268,292		$262,788		187.2%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which is reset daily, quarterly or semi-annually. For each investment, we have provided the spread over LIBOR or Prime and current interest rate in effect at December 31, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.

(2)	The negative fair value is the result of the unfunded commitment being valued below par.

(3)	Included in cash and cash equivalents on the consolidated balance sheets.

(4)	Included in restricted cash and cash equivalents on the consolidated balance sheets.

(5)	Investments held by SBIC I LP investments. All other investments were held by OFS Capital WM, and were pledged as collateral under the OFS Capital WM credit facility.
(6)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

(7)	Non-accrual loan.

(8)	Money market accounts held by OFS Capital WM, and pledged as collateral under the OFS Capital WM credit facility.

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

The Company’s investment strategy is to focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies in the United States. The Company has entered into an investment advisory and management agreement with OFS Capital Management, LLC (“OFS Capital Management”, or the “Investment Advisor”), under which the Investment Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company (see Note 4 for more detail).

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

Principles of consolidation: The Company’s June 30, 2014 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OFS Capital WM, OFS Funding, LLC, SBIC I LP and SBIC I GP. The Company consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. The Company also consolidates a VIE if it is the primary beneficiary in the VIE. Effective July 27, 2012, the Company deconsolidated the financial statements of SBIC I LP from its own (see Note 3). Effective December 4, 2013, the Company consolidated the financial statements of SBIC I LP and SBIC I GP into its own (see Note 3).

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

Investment risks: The Company’s investments are subject to a variety of risks. These risks include the following:

Market risk

Market risk represents the potential loss that can be caused by a change in the fair value of the financial instrument.

Credit risk

Credit risk represents the risk that the Company would incur if the counterparties failed to perform pursuant to the terms of their agreements with the Company.

Liquidity risk

Liquidity risk represents the possibility that the Company may not be able to rapidly adjust the size of its positions in times of high volatility and financial stress at a reasonable price.

Interest rate risk

Interest rate risk represents the likelihood that a change in interest rates could have an adverse impact on the fair value of an interest-bearing financial instrument.

Prepayment risk

Many of the Company’s debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the debt investments and making the instrument less likely to be an income producing instrument.

Off-Balance sheet risk

Some of the Company’s financial instruments contain off-balance sheet risk. Generally, these financial instruments represent future commitments to purchase other financial instruments at specific terms at specific future dates.

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

Cash and cash equivalents : Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities at the time of acquisition of three months or less. The Company places its cash in financial institutions and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Revenue recognition:

Investments and related investment income: Investments are recorded at fair value. The Company’s Board determines the fair value of its portfolio investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. The Company accrues interest income until certain events take place, which may place a loan into a non-accrual status. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “net loan origination fee income”) are capitalized, and the Company accretes or amortizes such amounts on a straight-line basis over the life of the loan as interest income. When the Company receives a loan principal payment, the OID related to the paid principal is accelerated and recognized in interest income. This method is not materially different than the effective interest rate method. All other income is recorded into income when earned. Further, in connection with the Company’s debt investments, the Company will sometimes receive warrants or similar no cost equity-related securities (“Warrants”). The Company determines the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income over the life of the debt security. Dividend income is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distribution of earnings from portfolio companies are evaluated to determine if the distribution is income or return of capital.

As of June 30, 2014 and December 31, 2013, unamortized discounts and origination fees on debt investments amounted to $1,892 and $2,105, respectively. For the three and six months ended June 30, 2014, the Company recognized net loan origination fee income of $264 and $606, respectively. For the three and six months ended June 30, 2013, the Company recognized net loan origination fee income of $359 and $725, respectively.

For investments with contractual payment-in-kind interest (“PIK”), which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity (or at some other stipulated date), the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended June 30, 2014, the Company recognized PIK interest in the amount of $112 and $238, respectively. For the three and six months ended June 30, 2013, the Company did not recognize any PIK interest.

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

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of the Company’s management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK that has already been contractually added to the principal balance, is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. The Company had two non-accrual loans at June 30, 2014 and one at December 31, 2013, all of which were accounted for as of June 30, 2014 as non-accrual cash method loans. These loans had a fair value of $6,712 and $1,051 at June 30, 2014 and December 31, 2013, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax on estimated excess taxable income as taxable income is earned. At June 30, 2014 and December 31, 2013, no U.S. federal excise tax was accrued.

The Company accounts for income taxes in conformity with Accounting Standards Codification 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than -not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at June 30, 2014 and December 31, 2013. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred common stock offering costs: The Company defers costs related to its public offerings, including costs incurred in connection with the filing of shelf registration statements which allow for a continuous public offering. These costs include professional fees, registration costs, printing, and other miscellaneous offering costs. Deferred common stock offering costs related to a specific equity raise are charged against the proceeds from that equity raise when received. Deferred offering costs related to a continuous offering are amortized to expense over 12 months on a straight-line basis from date the continuous offering becomes effective. As of June 30, 2014, the Company has incurred $131 of deferred common stock offering costs related to its shelf registration statement. As the shelf registration was not effective as of June 30, 2014, no related amortization expense was recorded for the three and six months ended June 30, 2014. These deferred costs are included in prepaid expenses and other assets on the consolidated balance sheets.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note 2.	Summary of Significant Accounting Policies (Continued)

Deferred financing closing costs: Deferred financing closing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized over the life of the borrowings. As of June 30, 2014 and December 31, 2013, unamortized deferred financing closing costs recorded by the Company amounted to $2,741 and $3,043, respectively. For the three and six months ended June 30, 2014, the Company recorded amortization expense of $152 and $302, respectively, on its deferred financing closing costs. For the three and six months ended June 30, 2013, the Company recorded amortization expense of $166 and $635, respectively, on its deferred financing costs.

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

The following table reflects the Company’s estimated amortization expense of its intangible asset for the remainder of 2014 and the years thereafter:

Remaining six months of 2014	$98
For year ended December 31, 2015	195
For year ended December 31, 2016	195
For year ended December 31, 2017	195
For year ended December 31, 2018	195
Thereafter	1,510
Total amortization expense	$2,388

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

Recent accounting pronouncements: In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”), which amends the criteria that define an investment company, clarifies the measurement guidance and requires new disclosures for investment companies. ASU 2013- 08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

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

The Tamarix Acquisitions were accounted for as a step acquisition in accordance with the Accounting Standards Codification 805, “Business Combinations” (“ASC Topic 805”), under which the Company first remeasured its previously held equity interest in SBIC I LP and SBIC I GP at fair value at December 4, 2013 and recognized the resulting $2,742 gain in earnings. Because this realized gain did not actually result in a cash payment to the Company, the Company does not consider distributions to its shareholders to represent a distribution of the realized gain. The Company secondly accounted for the excess of the fair value of its previously held equity interest plus acquisition price over the fair value of the total net assets of SBIC I LP and SBIC I GP, totaling $1,077 as goodwill.

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

The following unaudited pro forma presentation for the three and six months ended June 30, 2013 assumes the Tamarix Acquisitions took place on January 1, 2013.

	Three Months Ended June 30, 2013
	Historical	Pro Forma
Total investment income	$4,236	$5,204
Total expenses	2,770	2,974
Net investment income	1,466	2,230
Net realized and unrealized gain on investments	1,791	2,165
Net increase in net assets resulting from operations	$3,257	$4,395
Net increase in net assets resulting from operations per common - basic and diluted	$0.34	$0.46

	Six Months Ended June 30, 2013
	Historical	Pro Forma
Total investment income	$8,601	$10,340
Total expenses	5,693	6,100
Net investment income	2,908	4,240
Net realized and unrealized gain on investments	3,220	3,610
Net increase in net assets resulting from operations	$6,128	$7,850
Net increase in net assets resulting from operations per common - basic and diluted	$0.64	$0.82

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note 4.	Related Party Transactions

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

On May 5, 2014, the Investment Advisor agreed to reduce its base management fee by two-thirds for the nine months commencing April 1, 2014 and ending December 31, 2014. Specifically, for the second, third, and fourth quarters of fiscal 2014, the Investment Advisor has reduced its base management fee from 0.4375% per quarter to 0.145833% per quarter of the average value of the Company’s total assets (other than cash, cash equivalents, and the intangible asset and goodwill resulting from the Tamarix Acquisitions, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. The purpose of this is to reduce the effective annual base management fee payable to the Investment Advisor pursuant to the terms of the Advisory Agreement by 50% for the 2014 fiscal year. Accordingly, the effective annual base management fee for the 2014 fiscal year will be equal to 50% of the 1.75% required by the Advisory Agreement with the Investment Advisor, or not greater than 0.875%. The Investment Advisor informed the Company that this reduction was being made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions.

The base management fee is payable quarterly in arrears. The base management fee expense was $341 and $1,380 for the three and six months ended June 30, 2014, respectively. The base management fee expense was $507 and $1,019 for the three and six months ended June 30, 2013, respectively.

On June 30, 2014, the Investment Advisor decided to defer the receipt of the first quarter of 2014 base management fee in the amount of $1,039, that would otherwise have been due from the Company by June 30, 2014, until further determination by the Investment Advisor. In addition, on June 30, 2014, the Investment Advisor decided to defer the receipt of the second quarter of 2014 base management fee in the amount of $341, that would otherwise have been due from the Company by September 30, 2014, until further determination by the Investment Advisor. The Investment Advisor informed the Company that the deferral of the fee was being made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note 4.	Related Party Transactions (Continued)

Pre- incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to the pre- incentive fee net income is 20.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Investment Advisor receives no incentive fee until the net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100.0% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Investment Advisor will receive 20.0% of the pre-incentive fee net investment income.

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

The second part of the incentive fee (the “Capital Gain Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), commencing on December 31, 2012, and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the capital gain incentive fee; provided that the incentive fee determined as of December 31, 2012 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period beginning on the date of the Company’s election to be a BDC and ending December 31, 2012.

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

The Company did not incur any incentive fee expense for the three and six months ended June 30, 2014 and 2013.

Administration Agreement: On November 7, 2012, OFS Capital entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Capital Services” or the “Administrator”), a wholly-owned subsidiary of OFSAM. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator would provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. The administrative fee is payable quarterly in arrears. For the three and six months ended June 30, 2014, the Company incurred an administration fee expense of $285 and $760, respectively. For the three and six months ended June 30, 2013, the Company incurred an administration fee expense of $177 and $457, respectively.

On June 30, 2014, the Administrator decided to defer the receipt of the first quarter of 2014 administrative fee in the amount of $475 that would otherwise have been due from the Company by June 30, 2014, until further determination by the Administrator. In addition, on June 30, 2014, the Administrator decided to defer the receipt of the second quarter of 2014 administrative fee in the amount of $285, that would otherwise have been due from the Company by September 30, 2014, until further determination by the Administrator. The Administrator informed the Company that the deferral of the fee was being made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note 4.	Related Party Transactions (Continued)

Other Related Party Transactions:

Due from OFS Capital Management

As of December 31, 2013, OFS Capital Management owed $218 to the Company, as a result of allocation by the Company of a portion of the D&O/E&O insurance expenses to the Investment Advisor under certain joint insurance policies between the two entities. In January 2014, the Investment Advisor paid the $218 owed to the Company.

Note 5.	Investments

At June 30, 2014, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt investments	$222,289	$220,181	$213,424
Subordinated debt investments	8,928	9,113	9,087
Equity investments	N/A	7,851	8,212
Total	$231,217	$237,145	$230,723

At June 30, 2014, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Aerospace & Defense	$15,800	6.7%	$15,929	6.9%
Automotive	7,040	3.0	7,032	3.1
Banking, Finance, Insurance & Real Estate	23,411	9.9	23,308	10.1
Beverage, Food & Tobacco Total	6,932	2.9	6,932	3.0
Capital Equipment	7,789	3.3	7,693	3.4
Chemicals, Plastics & Rubber	18,947	8.0	18,623	8.1
Construction & Building	1,698	0.7	1,707	0.7
Consumer goods: Non-durable	6,657	2.8	6,574	2.8
Containers, Packaging & Glass	4,112	1.7	4,036	1.8
Energy: Oil & Gas	6,945	2.9	7,016	3.0
Environmental Industries	7,654	3.2	7,394	3.2
Healthcare & Pharmaceuticals	48,319	20.4	45,363	19.7
High Tech Industries	7,764	3.3	7,804	3.4
Media: Advertising, Printing & Publishing	8,519	3.6	8,598	3.7
Media: Broadcasting & Subscription	3,720	1.5	3,779	1.6
Retail	3,781	1.6	3,781	1.6
Services: Business	45,520	19.2	42,575	18.5
Services: Consumer	5,416	2.3	5,615	2.4
Telecommunications	7,121	3.0	6,964	3.0
	$237,145	100.0%	$230,723	100.0%

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note 5.	Investments (Continued)

At December 31, 2013, investments consisted of the following:
	Principal	Cost	Fair Value
Senior secured debt investments	$228,876	$226,552	$221,546
Subordinated debt investments	8,790	9,009	9,008
Equity investments	N/A	7,862	7,365
Total	$237,666	$243,423	$237,919

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

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) . Inputs are broadly defined under ASC Topic 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under ASC Topic 820 are described below:

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three and six months ended June 30, 2014 or 2013. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

Investments for which prices are not observable by the Company are generally private investments in the equity and debt securities of operating companies. The primary analytical method used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate) . The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including assumed growth rate (in cash flows) and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date. Application of these valuation methodologies involves a significant degree of judgment by management. Fair values of new investments are generally assumed to be equal to their cost to the Company for up to three months after their initial purchase.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	June 30, 2014
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total
Assets:
Senior secured debt investments	$-	$-	$213,424	$213,424
Subordinated debt investments	-	-	9,087	9,087
Equity investments	-	-	8,212	8,212
Money market funds *	17,943	-	-	17,943
Total	$17,943	$-	$230,723	$248,666

* included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated balance sheet.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note 6.	Fair Value of Financial Instruments (Continued)

	June 30, 2014
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total
Assets:
Non-control/non-affiliate investments	$-	$-	$194,188	$194,188
Affiliate investments	-	-	30,519	30,519
Control investment	-	-	6,016	6,016
Money market funds *	17,943	-	-	17,943
Total	$17,943	$-	$230,723	$248,666

* included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated balance sheet.

As of June 30, 2014, the Company had 55 senior loans and two subordinated loans as well as equity investments in eight portfolio companies. The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of June 30, 2014:

	Fair Value at
	June 30, 2014	Valuation techniques	Unobservable input	(Weighted average)
Debt investments:
Senior secured	213,424	Discounted cash flow	Discount rates	6.15% - 25.00% (8.84%)
			EBITDA multiples	4.00x - 9.80x (6.92x)
Subordinated	9,087	Discounted cash flow	Discount rates	13.11% - 15.00% (14.21%)
			EBITDA multiples	3.98x - 5.17x (4.67x)
Equity investments:	8,212	Discounted cash flow	Discount rates	12.50% - 40.00%
			EBITDA multiples	3.98x - 9.48x
		Market approach	EBITDA multiples	3.67x - 13.12x

	December 31, 2013
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total
Assets:
Senior secured debt investments	$-	$-	$221,546	$221,546
Subordinated debt investments	-	-	9,008	9,008
Equity investments	-	-	7,365	7,365
Money market funds *	24,869		-	24,869
Total	$24,869	$-	$237,919	$262,788

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note 6.	Fair Value of Financial Instruments (Continued)

The following tables presents changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2014 and 2013.

	For the Six Months Ended June 30, 2014
	Senior	Subordinated
	Secured Debt	Debt	Equity
	Investments	Investments	Investments	Total
Level 3 assets, beginning of period	$221,546	$9,008	$7,365	$237,919
Net realized gain on affiliate investment	28	-	-	28
Net change in unrealized depreciation on non-control/non-affiliate
investments	(738)	-	417	(321)
Net change in unrealized appreciation/depreciation on affiliate
investments	213	(27)	441	627
Net change in unrealized depreciation on control investment	(1,225)	-	-	(1,225)
Purchase of portfolio investments	25,636	-	-	25,636
Capitalized PIK interest	117	138	-	255
Reversal of PIK interest on non-accrual loans	(32)	-	-	(32)
Proceeds from principal payments on portfolio investments	(29,663)	-	-	(29,663)
Proceeds from sale of portfolio investments	(3,000)	-	-	(3,000)
Cash distribution received from equity investment	-	-	(11)	(11)
Amortization of discounts and premium	542	(32)	-	510
Level 3 assets, end of period	$213,424	$9,087	$8,212	$230,723

	For the Six Months Ended June 30, 2013
	Senior
	Secured Debt	Equity
	Investments	Investments	Total
Level 3 assets, beginning of period	$227,542	$4,657	$232,199
Net realized gain on non-control/non-affiliate investments	5	-	5
Net change in unrealized depreciation on non-control/non-affiliate
investments	2,055	-	2,055
Net change in unrealized depreciation on affiliate investments	-	1,160	1,160
Additional equity investments in SBIC I LP	-	2,619	2,619
Purchase of portfolio investments	21,129	-	21,129
Proceeds from principal payments on portfolio investments
(included $83 in transit at June 30, 2013)	(26,694)	-	(26,694)
Sale of portfolio investments	(4,713)	-	(4,713)
Distribution receivable from SBIC I LP	-	(91)	(91)
Amortization of discounts and premium	667	-	667
Level 3 assets, end of period	$219,991	$8,345	$228,336

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note 6.	Fair Value of Financial Instruments (Continued)

The net change in unrealized appreciation (depreciation) for the six months ended June 30, 2014 and 2013 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at June 30, 2014 and 2013 was $(846) and $1,926, respectively.

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

As of June 30, 2014 and December 31, 2013, the carrying value of the Company’s financial instruments, including its debt obligations under the revolving line of credit, as well as its SBA debentures payable, approximated their estimated fair value.

Note 7.	Commitments and Contingencies

At June 30, 2014, the Company had $5,844 of total unfunded commitments for four portfolio companies. At December 31, 2013, the Company had $4,750 of unfunded commitments for three portfolio companies.

On December 4, 2013, upon completion of the Tamarix Acquisitions, OFS Capital’s committed investment in SBIC I LP, directly and indirectly via its investment in SBIC I GP, was increased to $75,000. As of June 30, 2014, OFS Capital’s unfunded commitment to SBIC I LP was $13,562. Subsequently, in July 2014, OFS Capital funded the remaining $13,562 into SBIC I LP.

From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company.

Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable regulations related to being a BDC and a RIC, and SBIC I LP is subject to periodic inspections by the SBA. Management believes that the Company is in material compliance with such regulations and inspection results do not indicate otherwise.

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

On September 28, 2010, OFS Capital WM entered into a $180,000 secured revolving credit facility (as amended from time to time, the “OFS Capital WM Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) and Madison Capital Funding, LLC (“Madison Capital”), with the Class A lenders (initially Wells Fargo) providing up to $135,000 in Class A loans (“Class A Facility”) and the Class B lenders (initially Madison Capital) providing up to $45,000 in Class B loans (“Class B Facility”). The OFS Capital WM Credit Facility is secured by all current and future eligible loans acquired by OFS Capital WM. The loan facilities with Wells Fargo and Madison Capital had five- and six-year terms, respectively, and both facilities provided a one-year option for extension upon the approval of the Class A and Class B lenders, respectively. The loan facilities had a reinvestment period of two years after the closing date of the OFS Capital WM Credit Facility, which could be extended by one year with the consent of each lender. Outstanding borrowings on the loan facilities were limited to the lesser of (1) $180,000 and (2) the borrowing base as defined by the OFS Capital WM Credit Facility loan documents. OFS Capital WM is obligated to pay interest on the outstanding Class A loans (and on the Class B loans until the termination of the Class B Facility in January 2013) on each quarterly payment date. In connection with the closing of the OFS Capital WM Credit Facility, OFS Capital WM incurred financing costs of $3,501, which were deferred and are amortizing over the term of the OFS Capital WM Credit Facility.

Under the OFS Capital WM Credit Facility, MCF Capital Management LLC, which is the loan manager and also an affiliated entity of Madison Capital (“Loan Manager”), charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, which value is determined by the Controlling Lender (as defined in the OFS Capital WM loan documents), plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three and six months ended June 30, 2014, the Company incurred management fee expense of $193 and $418, respectively, to the Loan Manager. For the three and six months ended June 30, 2013, the Company incurred management fee expense of $287 and $582, respectively, to the Loan Manager.

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

On November 22, 2013, the OFS Capital WM Credit Facility was further amended. Pursuant to the amendment, (1) the loan with Wells Fargo was extended to December 31, 2018; (2) the reinvestment period for the Wells Fargo loan was extended to December 31, 2015; (3) the accrued interest rate on outstanding Class A loans was amended to London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum, and (4) the advance rate on borrowing was increased from 65% to 70%. In connection with the amendment, OFS Capital WM incurred financing costs of $1,168. The deferred financing closing costs, together with the unamortized deferred financing closing costs of $1,940 at November 22, 2013, are being amortized over the amended term of the OFS Capital WM Credit Facility. On January 17, 2014, the OFS Capital WM Credit Facility was amended again, pursuant to which the calculation of the borrowing base was adjusted and the minimum equity requirement was lowered from $65,000 to $50,000, resulting in additional liquidity for the Company. No financing costs were incurred in connection with this amendment. Availability under the OFS Capital WM Credit Facility as of June 30, 2014 was $15,070.

The interest rates on the revolving line of credit borrowings at June 30, 2014 and December 31, 2013 were 2.73% and 2.75%, respectively. For the three and six months ended June 30, 2014, interest expense on the revolving line of credit totaled $763 and $1,552, respectively. For the three and six months ended June 30, 2013, interest expense on the revolving line of credit totaled $862 and $1,709, respectively.

Deferred financing closing costs, net of accumulated amortization, on the OFS Capital WM Credit Facility as of June 30, 2014 and December 31, 2013 were $2,741 and $3,043, respectively. For the three and six months ended June 30, 2014, amortization of deferred financing closing costs on the revolving line of credit totaled $152 and $302, respectively. For the three and six months ended June 30, 2013, amortization of deferred financing closing costs on the revolving line of credit totaled $166 and $635, respectively.

On July 24, 2014, the OFS Capital WM Credit Facility was further amended, pursuant to which the calculation of the borrowing base was adjusted and the minimum equity requirement was lowered from $50,000 to $35,000, resulting in additional liquidity for the Company. In addition, the maximum facility was reduced from $135,000 to $125,000. No financing costs were incurred in connection with this amendment.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. In connection with the Tamarix Acquisitions, the Company increased to $75,000 its total commitments to SBIC I LP, which became a drop down SBIC fund of the Company on December 4, 2013. As of June 30, 2014, the Company had funded $61,438 of the $75,000 commitment. As of June 30, 2014, SBIC I LP had leverage commitments of $61,438 from the SBA, and $26,000 of outstanding SBA- guaranteed debentures, leaving incremental borrowing capacity of $35,438, under present SBIC regulations. As of December 31, 2013, SBIC I LP had leverage commitments of $49,438 from the SBA, and $26,000 of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $23,438.

Subsequently, in July 2014, OFS Capital funded the remaining $13,562 to SBIC I LP. Accordingly, SBIC I LP now has access to the full $150,000 in SBA-guaranteed debentures, subject to proper approval and the customary procedures of the SBA. This also results in an increase in SBIC I LP’s incremental borrowing capacity to $112,000 (taking into consideration SBIC I LP’s draw of an additional $12,000 under the SBA debentures on July 10, 2014) upon SBIC I LP’s receipt of the SBA’s approval to access the full $150,000 in SBA-guaranteed debentures.

The following table shows the Company’s outstanding SBA debentures payable as of June 30, 2014 and December 31, 2013:

		Fixed	June 30,	December 31,
Pooling Date	Maturity Date	Interest Rate	2014	2013
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014 *	March 1, 2024	3.995	5,000	5,000
Total SBA debentures outstanding			$26,000	$26,000

*	The SBA has scheduled pooling dates in March and September of each year. SBA debentures issued between pooling dates use an interim rate and will be fixed at the next pooling date. At December 31, 2013, the interim interest rate on the $5,000 debenture was 1.450%.

The weighted average interest rate on the SBA debentures as of June 30, 2014 and December 31, 2013 was 3.61% and 3.12%, respectively. For the three and six months ended June 30, 2014, interest expense on the SBA debentures was $234 and $436, respectively.

The Company received exemptive relief from the Securities and Exchange Commission (“SEC”) effective November 26, 2013. The exemptive relief allows OFS Capital to exclude SBA-guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio allowing for greater capital deployment by the Company.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note 10.	Financial Highlights

The financial highlights for the Company are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Per share data:
Net asset value at beginning of period	$14.45		$14.76		$14.58		$14.80
Distributions (7)
Dividends from ordinary income	(0.22)		(0.16)		(0.37)		(0.31)
Dividends from capital gains	-		-		-		-
Return of capital	(0.12)		(0.18)		(0.31)		(0.37)
Net investment income	0.21		0.15		0.36		0.30
Net realized gain on non-control/non-affiliate investments	-		-		-		-
Net realized gain on affiliate investment	-		-		-		-
Net change in unrealized depreciation on non-control/
non-affiliate investments	(0.12)		0.09		(0.03)		0.22
Net change in unrealized appreciation/depreciation on
affiliate investments	0.02		0.09		0.07		0.12
Net change in unrealized depreciation on control investment	(0.05)		-		(0.13)		-
Net asset value at end of period	$14.17		$14.76		$14.17		$14.76
Per share market value, end of period	$13.00		$11.90		$13.00		$11.90
Total return based on market value	6.6	% (1)	(12.6%	)% (1)	6.6	% (1)	(8.1	)% (1)
Shares outstanding at end of period	9,635,920		9,624,990		9,635,920		9,624,990
Ratios to average net assets:
Expense without incentive fees	7.4	% (2)	7.8	% (2)	9.0% (2)	% (2)	8.1	% (2)
Incentive fees	-	(2)	-	(2)	-	(2)	-	(2)
Total expenses	7.4	% (2)	7.8	% (2)	9.0	% (2)	8.1	% (2)
Net investment income without incentive fees	6.1	% (2)	4.1	% (2)	5.1	% (2)	4.1	% (2)
Average net asset value	$137,853	(3)	$141,974	(4)	$138,694	(5)	$141,916	(6)

(1)	Calculation is ending market value less beginning market value, adjusting for dividends and distributions.

(2)	Annualized.

(3)	Based on the average net asset values at December 31, 2013 and June 30, 2014.

(4)	Based on the average net asset values at December 31, 2012 and June 30, 2013.

(5)	Based on the average net asset value at December 31, 2013, March 31, 2014, and June 30, 2014.

(6)	Based on the average net asset value at December 31, 2012, March 31, 2013, and June 30, 2013.

(7)	The components of the distributions are estimated and presented on an income tax basis.

Note 11.	Dividends and Distributions

The Company records dividends and distributions on the declaration date. The Company determines if a portion of its distributions may be deemed a tax return of capital to its shareholders at the end of each fiscal year. However, if the characteristics of such distributions were determined as of June 30, 2014 and March 31, 2014, the Company estimates that approximately $0.31 and $0.19 per share, respectively, would have been characterized as a tax return of capital to its shareholders.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note 11.	Dividends and Distributions (Continued)

The following table summarizes dividends and distributions declared and paid from inception to June 30, 2014:

			Amount
Date Declared	Record Date	Payment Date	Per Share (2)	Total Amount
Period November 8, 2012 to December 31, 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628
Year ended December 31, 2013
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
September 25, 2013	October 17, 2013	October 31, 2013	0.34	3,273
Total declared for the year ended
December 31, 2013			$1.02	$9,814
Year ended December 31, 2014
January 21, 2014	January 31, 2014	February 14, 2014	0.34	3,274
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,275
Total declared for the period ended
June 30, 2014			$0.68	$6,549

(1) -	Represented the dividend declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after the IPO in November 2012, would be $0.34 per share.

(2) -	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of December 31, 2012 (for the period November 8, 2012 through December 31, 2012), March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, and June 30, 2014, the Company estimated that approximately zero, $0.18, $0.19, $0.18, zero, $0.19, and $0.12, respectively, would have represented a return of capital.

The Company has adopted a DRIP that provides for reinvestment of any distributions the Company declares in cash on behalf of its shareholders, unless a shareholder elects to receive cash. The following table summarizes dividend reinvestment plan activity for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
Shares issued	6,123	46,299
Average price per share	$12.93	$14.27

Note 12.	Earnings per Share

The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net increase in net assets resulting from operations	$557	$3,257	$2,608	$6,128
Basic and diluted weighted average shares outstanding	9,632,491	9,621,354	9,631,826	9,611,707
Net increase in net assets resulting from operations
per common share - basic and diluted	$0.06	$0.34	$0.27	$0.64

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note 13.	Subsequent Events Not Disclosed Elsewhere

On August 7, 2014, the Company’s Board declared a distribution of $0.34 per share for the 2014 third quarter, payable on September 30, 2014 to shareholders of records as of September 16, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a business development company, or BDC, or a small business investment company, or SBIC, or maintaining our status as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the administration of OFS Capital WM, LLC’s, or OFS Capital WM’s, portfolio by an unaffiliated loan manager;

•	our ability to replicate historical results;

•	the ability of OFS Capital Management, LLC, or OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of Orchard First Source Asset Management, LLC, or OFSAM, which is the holding company of OFS Advisor and OFS Services and owns approximately 31% of our outstanding shares of common stock;

•	constraints on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of debentures guaranteed by the Small Business Administration, or SBA, that may be issued by an SBIC;

•	Our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the ability of OFS SBIC I LP, or SBIC I LP, OFS Capital WM and any other portfolio companies to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

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

As of June 30, 2014, our investment portfolio consisted of outstanding loans of approximately $231.2 million in aggregate principal amount in 57 portfolio companies, of which $69.4 million in aggregate principal amount was held by SBIC I LP, our wholly-owned SBIC subsidiary, in twelve portfolio companies. As of June 30, 2014, 93% of our investment portfolio was comprised of senior secured loans, 4% of subordinated loans and 3% of equity investments, at fair value.

Our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans, and, to a lesser extent, warrants and other minority equity securities. We also may invest up to 30% of our portfolio in opportunistic investments of non-eligible portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the Investment Company Act of 1940, as amended, or the 1940 Act, and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.

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

Our investment activities are managed by OFS Advisor, and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory and Management Agreement between us and OFS Advisor, or the Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), adjusted for any share issuances or repurchases during the quarter, as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013. We have also entered into an administration agreement, or the Administration Agreement, with OFS Capital Services, LLC, or OFS Services, our Administrator. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to policies reviewed and approved by our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement.

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

We have elected to be treated for tax purposes as a RIC, under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.

Recent Developments and Other Factors Affecting Comparability

Transactions with SBIC I LP prior to our Initial Public Offering (“IPO”). Prior to May 10, 2012, we were deemed to be the primary beneficiary of SBIC I LP (formerly Tamarix Capital Partners, L.P.) and, therefore, in accordance with Accounting Standards Codification Topic 810, or ASC Topic 810, the financial statements of SBIC I LP were consolidated with ours. On May 10, 2012, as a result of SBIC I LP’s receipt of an SBIC license, we became a 68.4% limited partner in SBIC I LP and were deemed, under the applicable accounting literature, to continue to hold a controlling financial interest in SBIC I LP, as described more fully in our consolidated financial statements. Accordingly, we continued to consolidate the financial statements of SBIC I LP with ours at June 30, 2012. On July 27, 2012, however, SBIC I LP repaid its loans together with accrued interest due to us in an aggregate amount of approximately $16.6 million, and the three investment professionals of SBIC I GP, (formerly Tamarix Capital G.P. LLC) resigned from our affiliated entity. As a result, effective as of July 27, 2012, we deconsolidated SBIC I LP’s financial statements from our own, and accounted for our investment in SBIC I LP under the equity method of accounting (“Tamarix Deconsolidation”). From November 8, 2012, upon the completion of our IPO, until our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013, we accounted for our equity investment in SBIC I LP at fair value.

Acquisition of SBIC I LP & SBIC I GP Interests. On December 4, 2013, we purchased the remaining limited partnership interests in SBIC I LP (the “Tamarix LP Acquisition”), making SBIC I LP a wholly owned subsidiary of OFS Capital. On December 4, 2013, OFS Capital also acquired all of the remaining membership interests in SBIC I GP (the “Tamarix GP Acquisition”). The Tamarix LP Acquisition and Tamarix GP Acquisition are referred to collectively as the “Tamarix Acquisitions” (see Note 3 of our June 30, 2014 unaudited consolidated financial statements for more details). The transaction was finalized in January 2014. Upon the Tamarix Acquisitions, on December 4, 2013, we again consolidated the financial statements of both SBIC I LP and SBIC I GP into our financial statements.

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

On November 22, 2013, the OFS Capital WM Credit Facility was further amended. Pursuant to the amendment, (1) the Class A loans with Wells Fargo Bank, N.A., or Wells Fargo, were extended to December 31, 2018; (2) the reinvestment period for the Wells Fargo loan was extended to December 31, 2015; (3) the accrued interest rate on outstanding Class A loans was amended to London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum, and (4) the advance rate on borrowing was increased from 65% to 70%. In connection with the amendment, OFS Capital WM incurred financing costs of approximately $1.2 million.

On January 17, 2014, the OFS Capital WM Credit Facility was amended again, pursuant to which the calculation of the borrowing base was adjusted and the minimum equity requirement was lowered from $65 million to $50 million, resulting in additional liquidity for the Company. No financing costs were incurred in connection with this amendment.

See “—Recent Developments” for information regarding another amendment to the OFS Capital WM Credit Facility in July 2014.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 820. At June 30, 2014, approximately 89% of our total assets represented investments in portfolio companies that are valued at fair value by our board of directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Our debt and equity securities are primarily comprised of investments in middle market companies whose securities are not publicly traded. Our investments in these portfolio companies are generally considered Level 3 assets under ASC Topic 820 because the inputs used to value the investments are generally unobservable. As such, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Revenue Recognition. Our revenue recognition policies are as follows:

Investments and Related Investment Income: Investments are recorded at fair value. Our board of directors determines the fair value of its portfolio investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. We accrue interest income until certain events take place that may place a loan into a non-accrual status. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount, or OID, market discount or premium, and loan amendment fees (collectively, “net loan origination fee income”) are capitalized, and we accrete or amortize such amounts on a straight-line basis over the life of the loan as interest income. When we receive a loan principal payment, the OID related to the paid principal is accelerated and recognized in interest income. This method is not materially different than the effective interest rate method. All other income is recorded into income when earned. Further, in connection with our debt investments, we will sometimes receive warrants or similar no-cost equity-related securities (“Warrants”). We determine the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income over the life of the debt security. Dividend income is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distribution of earnings from portfolio companies are evaluated to determine if the distribution is income or return of capital.

As of June 30, 2014 and December 31, 2013, unamortized discounts and origination fees on debt investments amounted to approximately $1.9 million and $2.1 million, respectively. For the three and six months ended June 30, 2014, we recognized net loan origination fee income of $264 thousand and $606 thousand, respectively. For the three and six months ended June 30, 2013, we recognized net loan origination fee income of $359 thousand and $725 thousand, respectively.

For investments with contractual paid-in-kind, or PIK interest which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity (or at some other stipulated date), we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended June 30, 2014, we recognized PIK interest in the amount of $112 thousand and $238 thousand, respectively. For the three and six months ended June 30, 2013, we did not recognize any PIK interest.

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

Non-accrual. Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of our management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK that has already been contractually added to the principal balance, is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal, depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. We had two non-accrual loans at June 30, 2014 and one at December 31, 2013, all of which were accounted for as of June 30, 2014 as non-accrual cash method loans. These loans had a fair value of approximately $6.7 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively.

Principles of consolidation.

Our June 30, 2014 consolidated financial statements include the accounts of OFS Capital Corporation, or OFS Capital, and our wholly owned subsidiaries, OFS Capital WM, OFS Funding, LLC, SBIC I LP and SBIC I GP. We consolidate an affiliated subsidiary if we own more than 50 percent of the subsidiary’s equity and hold the controlling financial interest in such subsidiary. We also consolidate a variable interest entity (“VIE”) if we are the primary beneficiary in the VIE. Effective July 27, 2012, we deconsolidated the financial statements of SBIC I LP from our own. Effective December 4, 2013, we consolidated the financial statements of SBIC I LP and SBIC I GP into our own. See “Financial Statements – Note 3” for more detailed information.

Portfolio Composition and Investment Activity

Portfolio Composition

The total fair value of our investments was approximately $230.7 million at June 30, 2014 and approximately $237.9 million at December 31, 2013. Our investment portfolio as of June 30, 2014 consisted of outstanding loans to 57 portfolio companies, totaling approximately $231.2 million in aggregate principal amount (including SBIC I LP’s $69.4 million in loans to twelve portfolio companies), of which 96% were senior secured loans and 4% were subordinated loans, as well as SBIC I LP’s approximately $8.2 million in equity investments, at fair value, in eight portfolio companies in which it also holds debt investments. Our investment portfolio encompassed a broad range of geographical regions and industries. As of June 30, 2014, we had unfunded commitments of $5.8 million for four portfolio companies, including $4.3 million for three portfolio companies of SBIC I LP. Set forth in the tables and charts below is selected information with respect to our portfolio as of June 30, 2014.

The following table summarizes the composition of our investment portfolio.

	As of June 30, 2014
		Outstanding
	Commitment	Principal
	(Dollar amounts in thousands)
Senior secured term loan	$225,539	$222,289
Subordinated term loan	8,928	8,928
Senior secured revolver	2,594	-
Equity investments (at fair value)	8,212	8,212
	$245,273	$239,429
Total # of Obligors	57	57

The following chart provides a regional breakdown of our investment portfolio commitment as of June 30, 2014.

Our investment portfolio’s three largest industries are Healthcare & Pharmaceuticals, Services: Business, and Beverage, Food, & Tobacco, totaling approximately 50% of the investment portfolio. The following table summarizes our investment portfolio by industry as of June 30, 2014.

	As of June 30, 2014
Industry	Commitment	Percent
	(Dollar amounts in thousands)
Aerospace & Defense	$15,941	6.5%
Automotive	7,086	2.9
Beverage, Food & Tobacco	23,629	9.6
Banking, Finance, Insurance & Real Estate	7,000	2.9
Capital Equipment	7,887	3.2
Chemicals, Plastics & Rubber	19,085	7.8
Construction & Building	1,707	0.7
Consumer goods: Non-durable	6,708	2.7
Containers, Packaging & Glass	4,138	1.7
Energy: Oil & Gas	7,016	2.9
Environmental Industries	7,696	3.1
Healthcare & Pharmaceuticals	51,903	21.2
High Tech Industries	7,830	3.2
Media: Advertising, Printing & Publishing	10,098	4.1
Media: Broadcasting & Subscription	3,782	1.5
Retail	3,819	1.6
Services: Business	46,415	18.9
Services: Consumer	6,336	2.6
Telecommunications	7,197	2.9
	$245,273	100.0%

The following table summarizes our debt investment portfolio by size of exposure.

	As of June 30, 2014
	Commitment	Number
Debt Investment Size (in millions)	(Dollar amounts in thousands)

$0- $3	$35,361	14
$3- $4	53,245	15
$4- $5	90,542	20
$5- $10	57,913	8
>$10	-	0
	$237,061	57

The following chart provides a breakdown of our debt investment portfolio by investment commitment size as of June 30, 2014.

The following chart provides a breakdown of our debt investment portfolio by yield to fair value as of June 30, 2014.

Investment Activity

For the six months ended June 30, 2014, we closed four new debt investments with an aggregate face value of $23.0 million and made an add-on investment of approximately $0.8 million in an existing portfolio company. In addition, for the six months ended June 30, 2014, we participated in a refinancing transaction with an existing portfolio company in the amount of approximately $2.1 million. For the six months ended June 30, 2014, we received approximately $29.7 million in proceeds from principal payments on debt investments, and approximately $7.5 million in proceeds from debt investments we sold, of which approximately $4.5 million pertained to a debt investment we sold in December 2013.

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

1 (Low Risk) – A risk rated 1, or Low Risk, credit is a credit that has the most satisfactory asset quality and liquidity, as well as good leverage capacity. It maintains predictable and strong cash flows from operations. The trends and outlook for the credit’s operations, balance sheet, and industry are neutral to favorable. Collateral, if appropriate, has maintained value and would be capable of being liquidated on a timely basis. Overall, a 1 rated credit would be considered to be of investment grade quality.

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

The following table shows the classification of our debt investments portfolio by credit rating as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Debt		Debt
	Investments, at	% of Debt	Investments, at	% of Debt
	Fair Value	Investments	Fair Value	Investments
Credit Rating		(Dollar amounts in thousands)
1	$-	0.0%	$-	0.0%
2	-	0.0%	-	0.0%
3	202,262	90.9%	204,273	88.6%
4	13,538	6.1%	17,384	7.5%
5	-	0.0%	7,846	3.4%
6	6,712	3.0%	1,051	0.5%
7	-	0.0%	-	0.0%
	$222,511	100.0%	$230,554	100.0%

The following table shows the cost and fair value of our portfolio of investments by asset class as of June 30, 2014 and December 31, 2013.

	As of June 30,		As of December 31,
	2014		2013
	Cost	Fair Value	Cost	Fair Value
		(Dollar amounts in thousands)
Senior Secured
Performing	$207,874	$206,712	$222,564	$220,495
Non-Accrual	12,307	6,712	3,988	1,051
Subordinated
Performing	9,113	9,087	9,009	9,008
Non-Accrual	-	-	-	-
Equity Investments	7,851	8,212	7,862	7,365
Total	$237,145	$230,723	$243,423	$237,919

As of June 30, 2014, the weighted average yield to fair value of our debt investments was approximately 8.08%. Throughout this document, the weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized amortization of deferred loan origination fees and accretion of OID divided by (b) total debt investments at fair value excluding assets on non-accrual basis. The weighted average yield on debt investments at fair value is computed as of the balance sheet date.

As of June 30, 2014, floating rate loans comprised 84% of our debt investment portfolio and fixed rate loans comprised 16% of our debt investment portfolio, as a percent of fair value.

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

Revenues. We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, from our investment securities in portfolio companies. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of June 30, 2014, floating rate and fixed rate loans comprised 84% and 16%, respectively, of our current debt investment portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we anticipate receiving repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. On occasion, our portfolio activity may also reflect the proceeds of sales of securities. In some cases, our investments will provide for deferred interest payments or PIK interest (meaning interest paid in the form of additional principal amount of the loan instead of in cash). In addition, we may generate revenue in the form of commitment, origination and sourcing, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses. Our primary operating expenses include interest expense due under our outstanding borrowings (both the OFS Capital WM Credit Facility and the SBA debentures), the payment of fees to OFS Advisor under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing and long-distance telephone;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•	other expenses incurred by either OFS Services or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to policies reviewed and approved by our board of directors) of overhead.

We do not believe that our historical operating performance is necessarily indicative of our future results of operations that we expect to report in future periods. We are primarily focused on investments in middle-market companies in the United States, including debt investments and, to a lesser extent, equity investments, including warrants and other minority equity securities, which differs to some degree from our historical investment concentration, in senior secured loans to middle-market companies in the United States. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. In addition, SBIC I LP is subject to regulation and oversight by the SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.

Comparison of the three and six month periods ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited)

Consolidated operating results for the three and six month periods ended June 30, 2014 and June 30, 2013, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Total investment income	$4,658	$4,236	$9,670	$8,601
Total expenses	2,559	2,770	6,171	5,693
Net investment income	2,099	1,466	3,499	2,908
Net realized and unrealized gain (loss) on investments	(1,542)	1,791	(891)	3,220
Net increase in net assets resulting from operations	$557	$3,257	$2,608	$6,128

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net income may not be meaningful.

Investment Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Interest income
Non-control/non-affiliate investments	$3,524	$4,236	$7,310	$8,601
Affiliate investments	792	-	1,619	-
Control investment	264	-	566	-
Total interest income	4,580	4,236	9,495	8,601
Dividend and fee income
Non-control/non-affiliate investments	-	-	8	-
Affiliate investments	53	-	117	-
Control investment	25	-	50	-
Total dividend and fee income	78	-	175	-
Total investment income	$4,658	$4,236	$9,670	$8,601

Comparison of Investment Income for the Three Months Ended June 30, 2014 and 2013:

Total investment income increased by approximately $0.4 million, or 10%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The $0.4 million increase in total investment income was primarily due to the increase in interest income, which was attributable to the higher yielding debt investments held by SBIC I LP, as a result of our consolidation of SBIC I LP upon closing of the Tamarix Acquisitions on December 4, 2013. For the three months ended June 30, 2014, we generated total interest income from non-control/non-affiliate investments in the amount of approximately $3.5 million, of which approximately $2.8 million was generated by OFS Capital WM investments and $0.7 million by SBIC I LP investments. For the three months ended June 30, 2013, the entire interest income from non-control/non-affiliate investments of approximately $4.2 million was generated by OFS Capital WM investments. The decrease in interest income of approximately $1.4 million generated by OFS Capital WM investments for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to the decrease in portfolio investments held by OFS Capital WM in 2014 as compared with 2013 (at June 30, 2014 and March 31, 2014, the aggregate principal of investments held by OFS Capital WM was approximately $161.8 million and $174.5 million, respectively, while at June 30, 2013 and March 2013, the aggregate principal of investments held by OS Capital WM was approximately $224.6 million and $227.0 million, respectively). SBIC I LP holds all of our affiliate investments and our only control investment. In addition, during the three months ended June 30, 2014, SBIC I LP generated dividend and fee income of approximately $78 thousand. While not consolidated with us during the quarter ended June 30, 2013, SBIC I LP had interest income and dividend and fee income of approximately $0.9 million and $91 thousand, respectively, during the quarter.

Comparison of Investment Income for the Six Months Ended June 30, 2014 and 2013:

Total investment income increased by approximately $1.1 million, or 12%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The $1.1 million increase in total investment income was primarily due to the increase in interest income, which was attributable to the higher yielding debt investments held by SBIC I LP, as a result of our consolidation of SBIC I LP upon closing of the Tamarix Acquisitions on December 4, 2013. For the six months ended June 30, 2014, we generated total interest income from non-control/non-affiliate investments in the amount of approximately $7.3 million, of which approximately $6.1 million was generated by OFS Capital WM investments and $1.2 million by SBIC I LP investments. For the six months ended June 30, 2013, the entire interest income from non-control/non-affiliate investments of approximately $8.6 million was generated by OFS Capital WM investments. The decrease in interest income of approximately $2.5 million generated by OFS Capital WM investments for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to the decrease in portfolio investments held by OFS Capital WM in 2014 as compared with 2013. In addition, during the six months ended June 30, 2014, SBIC I LP generated dividend and fee income of approximately $175 thousand. While not consolidated with us during the six months ended June 30, 2013, SBIC I LP had interest income and dividend and fee income of approximately $1.6 million and $137 thousand, respectively, during such period.

Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Interest expense	$997	$862	$1,988	$1,709
Amortization and write-off of deferred financing closing costs	152	166	302	635
Amortization of intangible asset	49	-	112	-
Management fees	534	794	1,798	1,601
Professional fees	276	509	730	759
Administrative fee	285	177	760	457
General and administrative expenses	266	262	481	532
Total expenses	$2,559	$2,770	$6,171	$5,693

Comparison of Expenses for the Three Months Ended June 30, 2014 and 2013:

Total expenses decreased by approximately $0.2 million, or 8%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Interest expense increased by approximately $0.1 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to $0.2 million of 2014 interest expense incurred on our SBA debentures (which we assumed in the December 2013 Tamarix Acquisitions), offset by a 2014 decrease of approximately $0.1 million in interest expense on the OFS Capital WM Credit Facility, due to reduction in the interest rate on the facility pursuant to the November 2013 amendment to the OFS Capital WM Credit Facility).

For the three months ended June 30, 2014, we recorded $49 thousand of amortization expense of intangible asset related to the SBIC license, which intangible asset was recognized by SBIC I LP upon closing of the Tamarix Acquisitions.

Management fees expense decreased by approximately $0.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, which was primarily attributable to a reduced quarterly base management fee of 0.145833% for the remainder of 2014 effective April 1, 2014, compared with the quarterly base management fee of 0.21875% for 2013. On May 5, 2014, we were notified by OFS Advisor that, effective as of April 1, 2014, it would reduce its base management fee by two-thirds for the balance of the 2014 fiscal year. Specifically, OFS Advisor agreed to reduce its base management fee from 0.4375% per quarter to 0.145833% per quarter for the second, third, and fourth quarters of 2014. Accordingly, the effective annual base management fee for the 2014 fiscal year will be equal to 50% of the 1.75% required by our Advisory Agreement with OFS Advisor, or not greater than 0.875%. OFS Advisor informed us that this reduction was being made for the benefit of our shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions.

Professional fees decreased by approximately $0.2 million for the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013, largely due to decreased legal fees. A substantial amount of legal fees incurred during the three months ended June 30, 2013 were related to the Tamarix Acquisitions.

Administrative fee expense increased by approximately $0.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to an increase in the allocable amount of the salary of our officers and their respective staffs, which OFS Services passed along to us during the three months ended June 30, 2014 and 2013.

Comparison of Expenses for the Six Months Ended June 30, 2014 and 2013:

Total expenses increased by approximately $0.5 million, or 8%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Interest expense increased by approximately $0.3 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to $0.4 million of 2014 interest expense incurred on our SBA debentures (which we assumed in the December 2013 Tamarix Acquisitions), offset by a 2014 decrease of approximately $0.1 million in interest expense on the OFS Capital WM Credit Facility, due to reduction in the interest rate on the facility pursuant to the November 2013 amendment to the OFS Capital WM Credit Facility).

For the six months ended June 30, 2014, we recorded $112 thousand of amortization expense of intangible asset related to the SBIC license, which intangible asset was recognized by SBIC I LP upon closing of the Tamarix Acquisitions.

Management fees expense increased by approximately $0.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, which was primarily attributable to a higher combined quarterly base management fee rate of 0.583333% (0.4375% for the first quarter of 2014 and 0.145833% for the second quarter of 2014) for the six months ended June 30, 2014, compared with the combined quarterly base management fee rate of 0.4375% for the six months ended June 30, 2013. This was a result of the base management fee reduction effective April 1, 2014, as described above.

Administrative fee expense increased by approximately $0.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to an increase in the allocable amount of the salary and bonus of our officers and their respective staffs, which OFS Services passed along to us during the six months ended June 30, 2014 and 2013.

Net Realized and Unrealized Gain (Loss) on Investments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Net realized gain on non-control/non-affiliate investments	$-	$-	$-	$5
Net realized gain on affiliate investment	28	-	28	-
Net change in unrealized depreciation on non-control/non-affiliate investments	(1,247)	882	(321)	2,055
Net change in unrealized appreciation/depreciation on affiliate investments	108	909	627	1,160
Net change in unrealized depreciation on control investment	(431)	-	(1,225)	-
Net realized and unrealized gain on investments	$(1,542)	$1,791	$(891)	$3,220

Comparison of Net Realized and Unrealized Gain (loss) on Investments for the Three Months Ended June 30, 2014 and 2013:

 For the three months ended June 30, 2014, we recorded approximately $(1.2) million of net change in unrealized depreciation on non-control/non-affiliate investments, consisting of approximately $(1.3) million of net change in unrealized depreciation on non-control/non-affiliate investments held by OFS Capital WM, and approximately $0.1 million of net change in unrealized depreciation on non-control/non-affiliate investments held by SBIC I LP. In addition, for the three months ended June 30, 2014, we recorded approximately $0.1 million of net change in unrealized appreciation on affiliate investments held by SBIC I LP, as well as approximately $(0.4) million of net change in unrealized depreciation on a control investment held by SBIC I LP (Tangible Software, Inc). For the three months ended June 30, 2013, we recorded approximately $0.9 million of net change in unrealized depreciation on non-control/non-affiliate investments held by OFS Capital WM, as well as approximately $0.9 million of net change in unrealized depreciation on affiliate investment, consisting solely of our equity investment in SBIC I LP, which we accounted for at fair value at June 30, 2013.

Comparison of Net Realized and Unrealized Gain (loss) on Investments for the Six Months Ended June 30, 2014 and 2013:

For the six months ended June 30, 2014, we recorded approximately $(0.3) million of net change in unrealized depreciation on non-control/non-affiliate investments, consisting of approximately $(1.1) million of net change in unrealized depreciation on non-control/non-affiliate investments held by OFS Capital WM, and approximately $0.8 million of net change in unrealized depreciation on non-control/non-affiliate investments held by SBIC I LP. In addition, for the six months ended June 30, 2014, we recorded approximately $0.6 million of net change in unrealized appreciation on affiliate investments held by SBIC I LP, as well as approximately $(1.2) million of net change in unrealized depreciation on a control investment held by SBIC I LP (Tangible Software, Inc). For the six months ended June 30, 2013, we recorded approximately $2.1 million of net change in unrealized depreciation on non-control/non-affiliate investments held by OFS Capital WM, as well as approximately $1.2 million of net change in unrealized depreciation on affiliate investment, consisting solely of our equity investment in SBIC I LP, which we accounted for at fair value at June 30, 2013.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

At June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $21.4 million and $28.6 million, respectively. As of June 30, 2014 and December 31, 2013, $16.5 million and $21.5 million of cash and cash equivalents, respectively, were capital commitments funded by OFS Capital into SBIC I LP. During the six months ended June 30, 2014, we had net cash provided by operating activities of $15.9 million, primarily due to our $2.6 million net increase in net assets resulting from operations, net proceeds of $29.7 million we received from principal payments on our portfolio investments, as well as cash collections of $7.5 million from sale of our portfolio investments, offset by $25.6 million of cash we used to purchase portfolio investments.

Net cash used in financing activities was $23.1 million for the six months ended June 30, 2014, primarily attributable to the $16.6 million of net repayments on the OFS Capital WM Credit Facility as well as $6.5 million of cash we paid in dividends and distributions.

At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $10.0 million and $8.3 million, respectively. During the six months ended June 30, 2013, we had net cash provided by operating activities of $11.0 million, primarily due to our $6.1 million net increase in net assets resulting from operations, net proceeds of $26.6 million we received from principal payments on our portfolio investments, as well as cash collections of $4.7 million from sale of our portfolio investments, offset by $21.1 million of cash we used to purchase portfolio investments, our additional investment in SBIC I LP of $2.6 million, and net change in unrealized depreciation in our investments in the aggregate amount of $3.2 million.

Net cash used in financing activities was $9.3 million for the six months ended June 30, 2013, primarily attributable to the $5.1 million of net repayments on the OFS Capital WM Credit Facility as well as $4.2 million of cash we paid in dividends and distributions.

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

The OFS Capital WM Credit Facility

 On September 28, 2010, OFS Capital WM entered into a $180.0 million secured revolving credit facility (as amended from time to time, the “OFS Capital WM Credit Facility”) with Wells Fargo and Madison Capital Funding, LLC (“Madison Capital”), with the Class A lenders (initially Wells Fargo) providing up to $135.0 million in Class A loans (“Class A Facility”) and the Class B lenders (initially Madison Capital) providing up to $45.0 million in Class B loans (“Class B Facility”). The OFS Capital WM Credit Facility is secured by all current and future eligible loans acquired by OFS Capital WM. The loan facilities with Wells Fargo and Madison Capital had five- and six-year terms, respectively, and both facilities provided a one-year option for extension upon the approval of the Class A and Class B lenders, respectively. The loan facilities had a reinvestment period of two years after the closing date of the OFS Capital WM Credit Facility, which could be extended by one year with the consent of each lender. Outstanding borrowings on the loan facilities were limited to the lesser of (1) $180.0 million and (2) the borrowing base as defined by the OFS Capital WM Credit Facility loan documents. OFS Capital WM is obligated to pay interest on outstanding Class A loans (and on the Class B loans until the termination of the Class B Facility in January 2013) on each quarterly payment date.

 As of June 30, 2014 and December 31, 2013, we had $92.4 million and $109.0 million, respectively, in indebtedness outstanding under the OFS Capital WM Credit Facility.

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

Under the OFS Capital WM Credit Facility, MCF Capital Management, LLC, which is the loan manager and an affiliated entity of Madison Capital, or the Loan Manager, charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three and six months ended June 30, 2014, we incurred management fee expense of approximately $193 thousand and $418 thousand, respectively, to the Loan Manager. For the three and six months ended June 30, 2013, we incurred management fee expense of approximately $287 thousand and $582 thousand, respectively, to the Loan Manager.

Subject to certain amendments through July 24, 2014, the OFS Capital WM Credit Facility’s borrowing base was adjusted and the minimum equity requirement was lowered from $65.0 million to $35.0 million, resulting in additional liquidity for the Company. In addition, the maximum facility was reduced from $180.0 million to $125.0 million.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150.0 million. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. In connection with the Tamarix Acquisitions, OFS Capital increased its commitments to SBIC I LP to $75.0 million. As of June 30, 2014, OFS Capital had funded $61.4 million of the $75.0 million commitment. As of June 30, 2014, SBIC I LP had leverage commitments of $61.4 million from the SBA and $26.0 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $35.4 million under present SBIC regulations. As of December 31, 2013, SBIC I LP had leverage commitments of $49.4 million from the SBA and $26.0 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $23.4 million.

In July 2014, the Company funded the remaining $13.6 million to SBIC I LP. Accordingly, SBIC I LP now has access to the full $150.0 million in SBA-guaranteed debentures, subject to proper approval and the customary procedures of the SBA. This also results in an increase in SBIC I LP’s incremental borrowing capacity to $112.0 million (taking into consideration SBIC I LP’s draw of an additional $12.0 million under the SBA debentures on July 10, 2014) upon SBIC I LP’s receipt of the SBA’s approval to access the full $150.0 million in SBA-guaranteed debentures.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.56 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative criteria to determine eligibility, which may include, among other things, the industry in which the business is engaged, the number of employees of the business, its gross sales, and the extent to which the SBIC is proposing to participate in a change of ownership of the business. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

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

In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at June 30, 2014), of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of June 30, 2014, we had $5.8 million of total unfunded commitments to four portfolio companies. Unfunded commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet. In addition, as of June 30, 2014, OFS Capital had approximately $13.6 million of unfunded commitments to SBIC I LP, which was subsequently funded to SBIC I LP in July 2014.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2014:

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years (2)	After 5 years (2)
	(Amounts in thousands)
OFS Capital WM Credit Facility	$92,389	$-	$-	$92,389	$-
SBA Debentures	26,000	-	-	-	26,000
Total	$118,389	$-	$-	$92,389	$26,000

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	The OFS Capital WM Facility is scheduled to mature on December 31, 2018. The SBA debentures are scheduled to mature between September 2022 and March 2024.

We have entered into contracts with third parties under which we have material future commitments—the Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

We have subscribed for $75.0 million of total capital commitments to SBIC I LP, of which $61.4 million was funded as of June 30, 2014, and $13.6 million was funded subsequently in July 2014.

Commitments and Contingencies

At June 30, 2014 and December 31, 2013, we had $5.8 million and $4.8 million of total unfunded commitments to four and three portfolio companies, respectively. Upon completion of the Tamarix Acquisitions on December 4, 2013, OFS Capital increased its commitment to SBIC I LP to $75.0 million. As of June 30, 2014, OFS Capital had funded $61.4 million of the $75.0 million commitment. In July 2014, OFS Capital funded the remaining $13.6 million to SBIC I LP.

From time to time, we are involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on our financial position.

Additionally, we are subject to periodic inspection by regulators to assess compliance with applicable regulations related to being a BDC and a RIC, and SBIC I LP is subject to periodic inspections by the SBA. Management believes that the Company is in material compliance with such regulations and inspection results do not indicate otherwise.

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

The following table summarizes our distributions declared and paid to date on all shares subsequent to our IPO (dollar amounts in thousands except per share data):

			Amount
Date Declared	Record Date	Payment Date	Per Share (2)	Total Amount
Fiscal 2014

May 7, 2014	June 16, 2014	June 30, 2014	$0.34	$3,275
January 21, 2014	January 31, 2014	February 14, 2014	$0.34	$3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)	Represents the distribution declared in the specified period, which, if prorated for the number of days remaining in the fourth quarter after our IPO in November 2012, would be $0.34 per share.

(2) -	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012 (for the period November 8, 2012 through December 31, 2012), the Company estimated that approximately $0.12, $0.19, zero, $0.18, $0.19, $0.18 and zero, respectively, would have represented a return of capital.

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

Distributions in excess of our current and accumulated earnings and profits generally are treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions are treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For the distribution paid during the six months ended June 30, 2014, out of the approximately $6.5 million distribution, approximately 45% represented a return of capital and 55% represented ordinary income.

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

Related Party Transactions

Investment Advisory Agreement

We have entered into the Advisory Agreement with OFS Advisor and will pay OFS Advisor a management fee and incentive fee. Pursuant to the Advisory Agreement with OFS Advisor and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. For providing these services, OFS Advisor receives a fee from us consisting of two components—a base management fee and an incentive fee. From the completion of our IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. Beginning on November 1, 2013 and through June 30, 2014, pursuant to the Advisory Agreement, the base management fee was calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. OFS Advisor has elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013.

On May 5, 2014, we were notified by OFS Advisor that, effective as of April 1, 2014, it would reduce its base management fee by two-thirds for the balance of the 2014 fiscal year. Specifically, OFS Advisor agreed to reduce its base management fee from 0.4375% per quarter to 0.145833% per quarter for the second, third, and fourth quarters of 2014. Accordingly, the effective annual base management fee for the 2014 fiscal year will be equal to 50% of the 1.75% required by our Advisory Agreement with OFS Advisor, or not greater than 0.875%. OFS Advisor informed us that this reduction was being made for the benefit of our shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions.

The base management fee is payable quarterly in arrears. The base management fee expense was approximately $341 thousand and $1.4 million for the three and six months ended June 30, 2014, respectively. The base management fee expense was approximately $507 thousand and $1.0 million for the three and six months ended June 30, 2013, respectively.

 On June 30, 2014, OFS Advisor decided to defer the receipt of the first quarter of 2014 base management fee in the amount of approximately $1.0 million, that would otherwise have been due from us by June 30, 2014, until further determination by OFS Advisor. In addition, on June 30, 2014, OFS Advisor decided to defer the receipt of the second quarter of 2014 base management fee in the amount of $341 thousand, that would otherwise have been due from us by September 30, 2014, until further determination by OFS Advisor. The Investment Advisor informed the Company that the deferral of the fee was being made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions.

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

We did not incur any incentive fee expenses for the three and six months ended June 30, 2014 and 2013.

License Agreement

We have entered into a license agreement with OFSAM under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.”

Administration Agreement

Pursuant to an Administration Agreement, OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary, and their respective staffs. The administrative fee is payable quarterly in arrears. For the three and six months ended June 30, 2014, we incurred $285 thousand and $760 thousand, respectively, of administrative fees. For the three and six months ended June 30, 2013, we incurred $177 thousand and $457 thousand, respectively, of administrative fees.

On June 30, 2014, OFS Services decided to defer the receipt of the first quarter of 2014 administrative fee in the amount of approximately $475 thousand, that would otherwise have been due from us by June 30, 2014, until further determination by OFS Services. In addition, on June 30, 2014, OFS Services decided to defer the receipt of the second quarter of 2014 administrative fee in the amount of $285 thousand, that would otherwise have been due from us by September 30, 2014, until further determination by OFS Services. The Administrator informed the Company that the deferral of the fee was being made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions.

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

Recent Developments

On July 8, 2014, we accepted the resignation of Glenn Pittson from his positions as Chief Executive Officer of the Company and Chairman of the our board of directors. Mr. Pittson’s resignation is not the result of any disagreement with the Company. Mr. Pittson will continue to serve as a member of our board of directors. On the same date, we appointed Bilal Rashid to the positions of Chief Executive Officer of the Company and Chairman of our board of directors.

On July 8, 2014, we accepted the resignation of Robert Palmer from his positions as Chief Financial Officer and Treasurer of the Company. Mr. Palmer’s resignation is not the result of any disagreement with the Company. On the same date, we appointed Jeffrey A. Cerny to the positions of Chief Financial Officer and Treasurer of the Company.

 On July 24, 2014, the OFS Capital WM Credit Facility was further amended, pursuant to which the calculation of the borrowing base was adjusted and the minimum equity requirement was lowered from $50.0 million to $35.0 million, resulting in additional liquidity for the Company. In addition, the maximum facility was reduced from $135.0 million to $125.0 million. No financing costs were incurred in connection with this amendment.

In July 2014, the Company funded the remaining $13.6 million of its $75.0 million commitments to SBIC I LP. Accordingly, SBIC I LP now has access to the full $150.0 million in SBA-guaranteed debentures, subject to proper approval and the customary procedures of the SBA. This also results in an increase in SBIC I LP’s incremental borrowing capacity to $112.0 million (taking into consideration SBIC I LP’s draw of an additional $12.0 million under the SBA debentures on July 10, 2014) upon SBIC I LP’s receipt of the SBA’s approval to access the full $150.0 million in SBA-guaranteed debentures.

On August 7, 2014, our board of directors declared a distribution of $0.34 per share for the 2014 third quarter, payable on September 30, 2014 to shareholders of record as of September 16, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2014, 84% of our debt investments bore interest at floating interest rates and 16% of our debt investments bore fixed interest rates. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. All of the debt investments bearing floating interest rates in our portfolio as of June 30, 2014 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.

In addition, the OFS Capital WM Credit Facility has a floating interest rate provision, and we expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

Assuming that our consolidated balance sheet as of June 30, 2014 was to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Interest	Interest	Net increase
Basis point increase (1)	income	expense	(decrease)
	(Amounts in thousands)
100	$596	$(937)	$(341)
200	2,779	(1,873)	906
300	5,122	(2,810)	2,312
400	7,465	(3,747)	3,718
500	9,808	(4,684)	5,124

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.

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

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending or threatened legal proceedings against us as of June 30, 2014. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

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

During the six month period ended June 30, 2014, we issued 6,123 shares of common stock to shareholders in connection with our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $79,000.

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

Dated: August 8, 2014	OFS CAPITAL CORPORATION

	By:	/s/ BILAL RASHID
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ JEFFREY A. CERNY
Jeffrey A. Cerny
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

