Form 10-Q
period 2014-09-30
OFS Capital Corp
filed 2014-11-07
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 7, 2014 was 9,638,061.

OFS CAPITAL CORPORATION

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Investments, at fair value
Non-control/non-affiliate investments (cost of $223,703 and $201,209, respectively)	$219,936	$197,338
Affiliate investments (cost of $38,982 and $32,618, respectively)	40,692	32,735
Control investment (cost of $8,991 and $9,596, respectively)	5,551	7,846
Total investments at fair value	266,179	237,919
Cash and cash equivalents	14,288	28,569
Restricted cash and cash equivalents	-	450
Interest receivable	704	644
Receivable from investment sold	-	4,493
Prepaid expenses and other assets	266	174
Intangible asset, net of accumulated amortization of $161 and $0, respectively	2,339	2,500
Goodwill	1,077	1,077
Due from affiliated entity	-	218
Deferred financing closing costs, net of accumulated amortization of $2,320 and $1,851, respectively	4,258	3,043
Total assets	$289,111	$279,087

Liabilities
Accrued professional fees	$496	$613
Interest payable	804	1,044
Management fees payable	2,757	1,168
Administration fee payable	972	280
Other payables	251	260
Deferred loan fee revenue	592	389
SBA debentures payable	61,375	26,000
Revolving line of credit	84,763	108,955
Total liabilities	152,010	138,709

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,638,061 and 9,629,797 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	96	96
Paid-in capital in excess of par	143,231	143,126
Distributions in excess of net investment income	(7,491)	(4,103)
Accumulated net realized gain	2,742	2,742
Net unrealized depreciation on investments	(1,477)	(1,483)
Total net assets	137,101	140,378

Total liabilities and net assets	$289,111	$279,087

Number of shares outstanding	9,638,061	9,629,797
Net asset value per share	$14.22	$14.58

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income
Interest income
Non-control/non-affiliate investments	$4,420	$4,017	$11,730	$12,618
Affiliate investments	896	-	2,515	-
Control investment	277	-	843	-
Total interest income	5,593	4,017	15,088	12,618
Dividend and fee income
Non-control/non-affiliate investments	205	-	213	-
Affiliate investments	424	-	541	-
Control investment	(25)	-	25	-
Total dividend and fee income	604	-	779	-

Total investment income	6,197	4,017	15,867	12,618

Expenses
Interest expense	1,001	821	2,989	2,530
Amortization and write-off of deferred financing closing costs	167	168	469	803
Amortization of intangible asset	49	-	161	-
Management fees	543	744	2,341	2,345
Incentive fee	723	-	723	-
Professional fees	382	418	1,112	1,177
Administrative fee	212	200	972	657
General and administrative expenses	227	238	708	770

Total expenses	3,304	2,589	9,475	8,282

Net investment income	2,893	1,428	6,392	4,336

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	17	-	17	5
Net realized gain on affiliate investment	-	-	28	-
Net change in unrealized depreciation on non-control/non-affiliate investments	427	(1,501)	106	554
Net change in unrealized appreciation/depreciation on affiliate investments	964	439	1,591	1,599
Net change in unrealized depreciation on control investment	(466)	-	(1,691)	-

Net realized and unrealized gain (loss) on investments	942	(1,062)	51	2,158

Net increase in net assets resulting from operations	$3,835	$366	$6,443	$6,494

Net investment income per common share - basic and diluted	$0.30	$0.15	$0.66	$0.45
Net increase in net assets resulting from operations per common share - basic and diluted	$0.40	$0.04	$0.67	$0.67
Dividends and distributions declared per common share - basic and diluted	$0.34	$0.34	$1.02	$1.02
Basic and diluted weighted average shares outstanding	9,635,943	9,626,336	9,633,214	9,616,637

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(Dollar amounts in thousands, except per share data)

				Distributions		Net
			Paid-in	in Excess of		Unrealized
			Capital in	Net	Accumulated	Depreciation
	Common Stock		Excess	Investment	Net Realized	on	Total Net
	Shares	Par	of Par	Income	Gain	Investments	Assets

Balance at January 1, 2013	9,578,691	$96	$142,408	$(94)	$-	$(611)	$141,799

Net increase in net assets resulting from operations	-	-	-	4,336	5	2,153	6,494
Stock issued in connection with dividend reinvestment plan	48,296	-	684	-	-	-	684
Dividends and distributions (1)	-	-	-	(9,809)	(5)	-	(9,814)

Balance at September 30, 2013	9,626,987	$96	$143,092	$(5,567)	$-	$1,542	$139,163

Balance at January 1, 2014	9,629,797	$96	$143,126	$(4,103)	$2,742	$(1,483)	$140,378

Net increase in net assets resulting from operations	-	-	-	6,392	45	6	6,443
Stock issued in connection with dividend reinvestment plan	8,264	-	105	-	-	-	105
Dividends and distributions (1)	-	-	-	(9,780)	(45)	-	(9,825)

Balance at September 30, 2014	9,638,061	$96	$143,231	$(7,491)	$2,742	$(1,477)	$137,101

(1) If the tax characteristics of these distributions were determined as of September 30, 2014 and 2013, the Company estimated that approximately 66% and 34% of the distributions would have represented ordinary income and return of capital, respectively, as of September 30, 2014, and approximately 46% and 54% would have represented ordinary income and return of capital, respectively, as of September 30, 2013. See Note 10 - Financial Highlights for detailed disclosure of the tax characteristics of these distributions.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2014	2013

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$6,443	$6,494
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization and write-off of deferred financing closing costs	469	803
Amortization of discounts and premiums	(895)	(972)
Amortization of deferred loan fee revenue	(199)	(88)
Amortization of intangible asset	161	-
Cash collection of deferred loan fee revenue	294	253
Payment-in-kind interest and dividends	(765)	-
Reversal of PIK interest income on non-accrual loans	64	-
Net realized gain on non-control/non-affiliate investments	(17)	(5)
Net realized gain on affiliate investment	(28)	-
Net change in unrealized depreciation on non-control/non-affiliate investments	(106)	(554)
Net change in unrealized appreciation/depreciation on affiliate investments	(1,591)	(1,599)
Net change in unrealized depreciation on control investment	1,691	-
Purchase of portfolio investments	(90,662)	(30,591)
Additional equity investment in SBIC I LP	-	(5,157)
Proceeds from principal payments on portfolio investments	59,132	46,976
Proceeds from sale of portfolio investments	9,493	4,713
Cash distribution received from equity investment	11	-
Changes in operating assets and liabilities:
Interest receivable	(46)	610
Prepaid expenses and other assets	95	207
Accrued professional fees	(117)	160
Due to/from affiliated entities, net	218	(9)
Interest payable	(240)	(397)
Management fees payable	1,590	164
Administration fee payable	692	90
Other payables	(81)	(5)
Net cash provided by (used in) operating activities	(14,394)	21,093

Cash Flows From Investing Activities
Change in restricted cash	450	97
Net cash provided by investing activities	450	97

Cash Flows From Financing Activities
Net repayments of advances from affiliated entities	(15)	-
Cash dividends and distributions paid	(9,720)	(7,485)
Net repayments under revolving lines of credit	(24,192)	(15,140)
Draw down on SBA debentures	35,375	-
Change in other liabilities	83	-
Deferred common stock offering costs paid	(184)	-
Deferred financing closing costs paid	(1,684)	-
Net cash used in financing activities	(337)	(22,625)

Net decrease in cash and cash equivalents	(14,281)	(1,435)

Cash and cash equivalents — beginning of period	28,569	8,270

Cash and cash equivalents — end of period	$14,288	$6,835

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$3,228	$2,927

Supplemental Disclosure of Noncash Financing Activities:
Dividends and distributions paid by issuance of common stock	$105	$684
Dividends and distributions payable	-	3,273
Accrued deferred common stock offering costs	2	-

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

September 30, 2014

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments

Aerospace & Defense
Aero-Metric, Inc.	Senior Secured Term Loan	6.75%	(L +5.50%)	8/27/17	$2,661	$2,637	$2,631	1.9%
Whitcraft LLC	Senior Secured Term Loan	6.75%	(L +5.25%)	12/16/15	3,878	3,860	3,812	2.8
					6,539	6,497	6,443	4.7
Automotive
Trico Products Corporation	Senior Secured Term Loan	6.37%	(L +4.75%)	7/22/16	4,080	4,056	4,080	3.0
					4,080	4,056	4,080	3.0
Banking, Finance, Insurance & Real Estate
Captive Resources Midco LLC	Senior Secured Term Loan	6.50%	(L +5.00%)	1/2/19	4,816	4,767	4,646	3.4
CSI Financial Services, LLC (5)	Senior Secured Term Loan	7.00%	(L +5.75%)	12/12/18	3,249	3,213	3,210	2.3
MYI Acquiror Limited (5)	Senior Secured Term Loan A	5.75%	(L +4.50%)	5/28/19	4,887	4,856	4,837	3.5
Townsend Acquisition LLC	Senior Secured Term Loan	5.25%	(L +4.25%)	5/21/20	4,341	4,300	4,293	3.1
					17,293	17,136	16,986	12.3
Beverage, Food & Tobacco
Sizzling Platter, LLC (4)	Senior Secured Initial Term Loan	8.50%	(L +7.50%)	4/28/19	7,000	6,936	6,879	5.0
					7,000	6,936	6,879	5.0
Capital Equipment
Dorner MFG, Corp.	Senior Secured Term Loan	5.75%	(L +4.50%)	6/15/17	3,104	3,070	3,002	2.2
Elgin Fasteners Group	Senior Secured Term Loan	6.00%	(L +4.75%)	8/26/16	4,711	4,657	4,627	3.4
Stancor, Inc. (4)	Senior Secured Term Loan	8.75%	(L +8.00%)	8/19/19	13,500	13,385	13,385	9.8
	1,250,000 Class A Units in SCT Holdings, LLC					1,250	1,250	0.9
					13,500	14,635	14,635	10.7

					21,315	22,362	22,264	16.3
Chemicals, Plastics & Rubber
Actagro, LLC	Senior Secured Term Loan	5.50%	(L +4.25%)	12/30/16	3,201	3,179	3,100	2.3
DASH Accella Holdings LLC (f/k/a Dash Materials LLC)	Senior Secured Term Loan	5.50%	(L +4.50%)	4/30/19	4,645	4,629	4,629	3.4
ICM Products Inc	Senior Secured Term Loan	5.50%	(L +4.50%)	3/31/19	2,095	2,071	1,974	1.4
Inhance Technologies Holdings LLC	Senior Secured Term Loan A	5.50%	(L +4.50%)	2/7/18	2,401	2,386	2,294	1.7
KODA Distribution Group, Inc.	Senior Secured Term Loan A	6.00%	(L +5.00%)	4/9/18	3,859	3,846	3,810	2.8
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,715	2,681	2,663	1.9
					18,916	18,792	18,470	13.5
Construction & Building
Jameson LLC	Senior Secured Term Loan	7.50%	(L +5.50%)	10/1/15	1,618	1,612	1,618	1.2
					1,618	1,612	1,618	1.2
Consumer goods: Non-durable
Phoenix Brands LLC	Senior Secured Term Loan A	8.00%	(P +5.75%)	1/31/16	2,144	2,133	2,081	1.5
					2,144	2,133	2,081	1.5
Containers, Packaging & Glass
Mold-Rite Plastics, LLC	Senior Secured Term Loan	5.50%	(L +4.25%)	6/30/16	4,074	4,051	4,009	2.9
					4,074	4,051	4,009	2.9
Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/1/17	2,849	2,814	2,848	2.1
Charter Brokerage LLC	Senior Secured Term Loan A	8.00%	(L +6.50%)	10/10/16	4,072	4,043	4,072	3.0
					6,921	6,857	6,920	5.1
Environmental Industries
Apex Companies, LLC.	Senior Secured Term Loan	5.50%	(L +4.50%)	3/28/19	3,763	3,741	3,545	2.6
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	8/3/16	3,874	3,859	3,801	2.8
					7,637	7,600	7,346	5.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

September 30, 2014

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Healthcare & Pharmaceuticals
Accelerated Health Systems LLC	Senior Secured Term Loan	5.75%	(L +4.50%)	7/22/17	4,831	4,808	4,715		3.4
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	8/18/16	4,564	4,546	4,462		3.3
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	5.25%	(L +4.25%)	2/12/19	4,694	4,655	4,612		3.4
HealthFusion, Inc. (4)	Senior Secured Loan	13.00%	N/A	10/7/18	5,750	5,681	5,802		4.2
	Common Stock Warrants (1,910,302 shares)					-	354		0.3
					5,750	5,681	6,156		4.5

Hygenic Corporation	Senior Secured Term Loan	6.00%	(L +4.75%)	10/11/18	4,695	4,648	4,695		3.4
Vention Medical, Inc. (f/k/a MedTech Group, Inc.)	Senior Secured Term Loan	6.50%	(L +5.25%)	9/7/16	4,575	4,548	4,575		3.3
South Bay Mental Health Center, Inc. (4)	Subordinated Loan	12.0% cash / 2.5% PIK	N/A	10/12/17	3,011	3,011	3,011		2.2
Strata Pathology Services, Inc. (6)	Senior Secured Term Loan	11.00%	(L +9.50%)	6/30/16	4,037	3,988	765		0.6
Studer Group LLC	Senior Secured Term Loan	6.00%	(L +4.75%)	7/31/18	3,495	3,473	3,358		2.4
United Biologics Holdings, LLC (4)	Senior Secured Loan	12.0% cash / 2.0% PIK	N/A	3/5/17	4,162	4,098	4,135		3.0
	Class A-1 Units (2,686 units) and Kicker Units (2,015 units)					9	22		-
	Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units)					8	19		-
	Class A Warrants (10,160 units)					67	107		0.1
	Class B Warrants (15,238 units)					7	39		-
					4,162	4,189	4,322		3.1

					43,814	43,547	40,671		29.6
High Tech Industries
Anaren, Inc. (4)	Senior Secured Term Loan	5.50%	(L +4.50%)	2/18/21	2,978	2,950	2,976		2.2
B&B Electronics Manufacturing Company	Senior Secured Term Loan A	6.50%	(L +5.00%)	4/4/15	2,486	2,479	2,467		1.8
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	6/6/17	2,251	2,227	2,251		1.6
					7,715	7,656	7,694		5.6
Media: Advertising, Printing & Publishing
Content Marketing, LLC	Senior Secured Term Loan	7.50%	(L +6.25%)	12/21/17	3,039	3,010	3,039		2.2
Jobson Healthcare Information, LLC (4)	Senior Secured Term Loan	12.93%	(L +8.13%)	7/21/19	14,600	14,204	14,204		10.4
	Warrants (1,056,428 member units)					454	454		0.3
					14,600	14,658	14,658		10.7

Media Source	Senior Secured Term Loan	5.25%	(L +4.25%)	7/16/19	2,392	2,369	2,368		1.7

					20,031	20,037	20,065		14.6
Media: Broadcasting & Subscription
Campus Televideo, Inc.	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	3,701	3,644	3,690		2.7
					3,701	3,644	3,690		2.7
Retail
Tharpe Company, Inc.	Senior Secured Term Loan	6.00%	(L +4.75%)	10/19/17	3,639	3,606	3,596		2.6
					3,639	3,606	3,596		2.6
Services: Business
Accuvant Finance, LLC (4)	Senior Secured Initial Loans	5.75%	(L +4.75%)	10/22/20	5,985	5,929	5,914		4.3
BCC Software, LLC (4)	Senior Secured Revolver	N/A	(L +8.00%)	6/19/19	-	(15)	(16	)(2)	-
BCC Software, LLC (4)	Senior Secured Term Loan	9.00%	(L +8.00%)	6/19/19	6,956	6,858	6,854		5.0
C7 Data Centers, Inc. (4)	Senior Secured Term Loan	9.50%	(L +7.50%)	9/30/19	7,500	7,500	7,500		5.5
C7 Data Centers, Inc. (4)	Senior Secured Line of Credit	9.50%	(L +7.50%)	9/30/19	500	500	500		0.4
Community Investors, Inc. (4)(8)	Senior Secured Term Loan	11.83%	(L +7.25%)	9/30/19	7,000	6,931	6,931		5.1
Revspring Inc. (f/k/a Dantom Systems, Inc.)	Senior Secured Term Loan	5.50%	(L +4.25%)	8/3/17	4,515	4,493	4,515		3.3
Young Innovations, Inc.	Senior Secured Term Loan A	5.25%	(L +4.25%)	1/30/19	2,670	2,641	2,636		1.9
					35,126	34,837	34,834		25.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

September 30, 2014

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Services: Consumer
smarTours, LLC (4)	Senior Secured Loan	9.25%	N/A	10/11/18	5,023	4,936	4,936	3.6
	Preferred Equity A (500,000 units)					489	594	0.4
					5,023	5,425	5,530	4.0
Telecommunications
Barcodes LLC	Senior Secured Term Loan	7.00%	(L +5.75%)	11/2/17	2,815	2,789	2,787	2.0
NHR Holdings, LLC	Senior Secured Term Loan A	5.50%	(L +4.25%)	11/30/18	2,072	2,051	1,973	1.4
NHR Holdings, LLC	Senior Secured Term Loan B	5.50%	(L +4.25%)	11/30/18	2,100	2,079	2,000	1.5
					6,987	6,919	6,760	4.9

Total Non-control/Non-affiliate Investments					223,573	223,703	219,936	160.4

Affiliate Investments
Aerospace & Defense
Malabar International (4)	Subordinated Loan	12.5% cash / 2.5% PIK	N/A	5/21/17	7,218	7,288	7,351	5.4
	Preferred Stock (1,644 shares)					4,283	4,612	3.4
					7,218	11,571	11,963	8.8
Healthcare & Pharmaceuticals
Pfanstiehl Holdings, Inc (4)	Subordinated Loan	12.0% cash / 2.0% PIK	N/A	9/29/18	3,769	3,861	3,845	2.8
	Class A Common Equity (400 shares)					217	1,011	0.7
					3,769	4,078	4,856	3.5
Services: Business
Contract Datascan Holdings, Inc. (4)(9)	Senior Secured Term Loan B	10.75%	(L +9.75%)	12/17/18	9,265	9,187	9,308	6.8
	Preferred Equity A (2,463 shares)					2,045	2,337	1.7
	Preferred Equity B (382 shares)					692	441	0.3
	Common Equity (9,069 shares)					-	-	-
					9,265	11,924	12,086	8.8

NeoSystems Corp.	Subordinated Loan	10.5% cash / 2.25% PIK	N/A	8/13/19	4,514	4,470	4,470	3.3
	Convertible Preferred Stock (570,865 shares)					1,003	1,003	0.7
					4,514	5,473	5,473	4.0

Sentry Centers Holdings, LLC (4)	Senior Secured Loan	14.00%	N/A	6/28/18	5,075	4,962	5,071	3.7
	Senior Secured Loan	14.00%	N/A	1/15/16	1,000	974	1,010	0.7
	Preferred Equity A (83 units)					-	233	0.2
					6,075	5,936	6,314	4.6

					19,854	23,333	23,873	17.4

Total Affiliate Investments					30,841	38,982	40,692	29.7

Control Investment
Services: Business
Tangible Software, Inc. (4)(6)	Senior Secured Loan	12.5% cash / 1.5% PIK	N/A	9/28/16	8,323	8,318	5,551	4.0
	Common Equity B (1,485,000 units)					519	-	-
	Common Equity B-1 (1,022,562 units)					77	-	-
	Common Equity B-2 (615,080 units)					77	-	-
					8,323	8,991	5,551	4.0

Total Control Investment					8,323	8,991	5,551	4.0

Total Investments					262,737	271,676	266,179	194.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

September 30, 2014

(Dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Principal Amount	Cost		Fair Value		Percent of Net Assets

Money Market

WF Prime INVT MM #1752 (7)	Money Market	N/A	1,172	(3)	1,172	(3)	0.9
US Bank Money Market Deposit Account	Money Market	N/A	7,404	(3)	7,404	(3)	5.4
Total Money Market			8,576		8,576		6.3

Total Investments and Money Market (United States)		$262,737	$280,252		$274,755		200.4%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which is reset daily, quarterly or semi-annually. For each investment, we have provided the spread over LIBOR and current interest rate in effect at September 30, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Investments held by SBIC I LP. All other investments are held by OFS Capital WM, and are pledged as collateral under the OFS Capital WM credit facility.
(5)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(6)	Non-accrual loan.
(7)	Money market accounts held by OFS Capital WM, and pledged as collateral under the OFS Capital WM credit facility.
(8)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed to receive its payment after the repayment of its co-lenders pursuant to a payment waterfall. The all-in interest rate of 11.83% at September 30, 2014 includes an interest rate of 3.58% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(9)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed to receive its payment pursuant to a payment waterfall after repayment of certain other lenders in connection with the credit agreement.

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

Principles of consolidation: The Company’s September 30, 2014 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OFS Capital WM, OFS Funding, LLC, SBIC I LP and SBIC I GP. The Company consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. The Company also consolidates a VIE if it is the primary beneficiary in the VIE. Effective July 27, 2012, the Company deconsolidated the financial statements of SBIC I LP from its own (see Note 3). Effective December 4, 2013, the Company consolidated the financial statements of SBIC I LP and SBIC I GP into its own (see Note 3).

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

Restricted cash and cash equivalents: Prior to August 2014, restricted cash and cash equivalents represented amounts maintained in the Unfunded Exposure Account of OFS Capital WM as defined by the Loan Sale Agreement and other applicable transaction documents and were subject to the lien of the trustee for the benefit of the secured parties of OFS Capital WM. Proceeds in the Unfunded Exposure Account, along with advances under the OFS Capital WM Credit Facility (see Note 8), were utilized to fund a debt investment owned by OFS Capital WM that had an unfunded revolving commitment. In August 2014, as a result of the payoff of this loan, the Company’s restricted cash and cash equivalents balance was reduced to zero.

Revenue recognition:

Interest Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of the debt investments. Recognized interest income, if payable monthly or quarterly, is reflected as interest receivable until collected. Recognized interest income that is instead added to the principal balance and generally becomes due at maturity or at some other stipulated date (“PIK interest”) is reflected in the investment account. The Company accrues interest income until certain events take place, which may place a loan into a non-accrual status (see below). The Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “net loan origination fees”) are capitalized, and the Company accretes or amortizes such amounts on a straight-line basis over the life of the loan as additional interest income. When the Company receives a loan principal payment, the OID related to the paid principal is accelerated and recognized in interest income. This method is not materially different than the effective interest rate method. Unamortized OID is reflected in the investment account and unamortized loan amendment fees are reflected as deferred loan fee revenue. All other interest income is recorded into income when earned. Further, in connection with the Company’s debt investments, the Company will sometimes receive warrants or similar no cost equity-related securities (“Warrants”). The Company determines the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income as described above.

As of September 30, 2014 and December 31, 2013, unamortized discounts and origination fees on debt investments amounted to $2,256 and $2,105, respectively. For the three and nine months ended September 30, 2014, the Company recognized net loan origination fee income of $488 and $1,094, respectively. For the three and nine months ended September 30, 2013, the Company recognized net loan origination fee income of $335 and $1,060, respectively. For the three and nine months ended September 30, 2014, the Company recognized PIK interest income in the amount of $161 and $399, respectively. For the three and nine months ended September 30, 2013, the Company did not recognize any PIK interest income. To maintain its status as a RIC, the Company includes non-cash interest income (and non-cash dividend income described below) in the amounts that must be paid out to its shareholders in the form of distributions.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Dividend income on preferred equity is accrued as earned. Such dividends on preferred equity securities could be payable in cash or in additional preferred securities and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reflected as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared are reflected in the investment account. The Company stops accruing dividends on its preferred equity securities when it is determined that the dividend is not collectible. The Company assesses the collectability of the dividends based on factors including the valuation of the portfolio company’s current total enterprise value. During the three and nine months ended September 30, 2014, the Company recognized preferred dividend income of $335 and $394, respectively, of which $302 was contractually earned but not declared during such periods. The Company did not recognize any preferred dividend income during 2013. In addition, the Company did not recognize any common stock dividend income during 2014 and 2013.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note 2.	Summary of Significant Accounting Policies (Continued)

Other Income: The Company may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Such revenue is recognized as the related services are rendered and amounted to $269 and $277, respectively, for the three and nine months ended September 30, 2014. The Company did not recognize any such revenue during 2013.

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

Investments are recorded at fair value. The Company’s Board determines the fair value of its portfolio investments. After recording all appropriate interest and dividend income, some of which is reflected in the investment account as described above, the Company reports changes in fair value of investments that are measured at fair value as a component of the net changes in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of the Company’s management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has already been contractually added to the principal balance, is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. The Company had two non-accrual loans at September 30, 2014 and one at December 31, 2013, both of which were accounted for as of September 30, 2014 as non-accrual cash method loans. These loans had an aggregate fair value of $6,316 and $1,051 at September 30, 2014 and December 31, 2013, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax on estimated excess taxable income as taxable income is earned. At September 30, 2014 and December 31, 2013, no U.S. federal excise tax was accrued.

The Company accounts for income taxes in conformity with Accounting Standards Codification 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at September 30, 2014 and December 31, 2013. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

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

cash distribution, shareholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend or distribution.

The Company may use newly issued shares under the guidelines of the DRIP, or the Company may purchase shares in the open market in connection with its obligations under the plan.

Deferred common stock offering costs: The Company defers costs related to its public offerings, including costs incurred in connection with the filing of shelf registration statements which allow for a delayed public offering. These costs include professional fees, registration costs, printing, and other miscellaneous offering costs. Deferred common stock offering costs related to a specific equity raise are charged against the proceeds from that equity raise when received. Deferred offering costs related to a continuous offering are ratably charged to paid-in capital as securities are sold under the shelf registration statement. As of September 30, 2014, the Company had incurred $186 of deferred common stock offering costs related to a shelf registration statement filed on June 12, 2014, which was declared effective on August 7, 2014. These deferred costs are included in prepaid expenses and other assets on the consolidated balance sheets.

Deferred financing closing costs: Deferred financing closing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized over the life of the borrowings. As of September 30, 2014 and December 31, 2013, unamortized deferred financing closing costs recorded by the Company amounted to $4,258 and $3,043, respectively. For the three and nine months ended September 30, 2014, the Company recorded amortization expense of $167 and $469, respectively, on its deferred financing closing costs. For the three and nine months ended September 30, 2013, the Company recorded amortization expense of $168 and $803, respectively, on its deferred financing closing costs.

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

The following table reflects the Company’s estimated amortization expense of its intangible asset for the remainder of 2014 and the years thereafter:

Remaining three months of 2014	$49
For year ended December 31, 2015	195
For year ended December 31, 2016	195
For year ended December 31, 2017	195
For year ended December 31, 2018	195
Thereafter	1,510
Total amortization expense	$2,339

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

The following unaudited pro forma presentation for the three and nine months ended September 30, 2013 assumes the Tamarix Acquisitions took place on January 1, 2013.

	Three Months Ended September 30, 2013
	Historical	Pro Forma

Total investment income	$4,017	$5,156
Total expenses	2,589	2,826
Net investment income	1,428	2,330
Net realized and unrealized loss on investments	(1,062)	(1,268)
Net increase in net assets resulting from operations	$366	$1,062
Net increase in net assets resulting from operations per common - basic and diluted	$0.04	$0.11

	Nine Months Ended September 30, 2013
	Historical	Pro Forma

Total investment income	$12,618	$15,496
Total expenses	8,282	8,926
Net investment income	4,336	6,570
Net realized and unrealized gain on investments	2,158	2,342
Net increase in net assets resulting from operations	$6,494	$8,912
Net increase in net assets resulting from operations per common - basic and diluted	$0.67	$0.93

Note 4.	Related Party Transactions

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

The base management fee is payable quarterly in arrears. The base management fee expense was $370 and $1,750 for the three and nine months ended September 30, 2014, respectively. The base management fee expense was $497 and $1,516 for the three and nine months ended September 30, 2013, respectively.

On October 31, 2014, the Investment Advisor informed the Company that it would not further defer the receipt of the base management fee for the first and second quarters of 2014. In addition, the Investment Advisor informed the Company that the management fee, including the base management fee and incentive management fee (see below for more details about incentive fee), with respect to the third quarter of 2014 will not be deferred. The Company intends to pay the Investment Advisor the outstanding management fee for the first three quarters of 2014 in the aggregate amount of $2,473 during the fourth quarter of 2014.

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

Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to the pre-incentive fee net income is 20.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Investment Advisor receives no incentive fee until the net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100.0% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Investment Advisor will receive 20.0% of the pre-incentive fee net investment income.

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

The Company incurred incentive fee expense of $723 for the three and nine months ended September 30, 2014. The Company did not incur any incentive fee expense during 2013.

Administration Agreement: On November 7, 2012, OFS Capital entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Capital Services” or the “Administrator”), a wholly-owned subsidiary of OFSAM. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator would provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. The administrative fee is payable quarterly in arrears. For the three and nine months ended September 30, 2014, the Company incurred an administration fee expense of $212 and $972, respectively. For the three and nine months ended September 30, 2013, the Company incurred an administration fee expense of $200 and $657, respectively.

On October 31, 2014, the Administrator informed the Company that it would not further defer the receipt of the administrative fee for the first and second quarters of 2014. In addition, the Administrator informed the Company that the administrative fee with respect to the third quarter of 2014 will not be deferred. The Company intends to pay the Administrator the outstanding administrative fees for the first three quarters of 2014 in the aggregate amount of $972 during the fourth quarter of 2014.

Other Related Party Transactions:

Due from OFS Capital Management

As of December 31, 2013, OFS Capital Management owed $218 to the Company, as a result of allocation by the Company of a portion of the D&O/E&O insurance expenses to the Investment Advisor under certain joint insurance policies between the two entities. In January 2014, the Investment Advisor paid the $218 owed to the Company.

OFS Capital Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5.	Investments

At September 30, 2014, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt investments	$244,225	$241,849	$235,026
Subordinated debt investments	18,512	18,630	18,677
Equity investments	N/A	11,197	12,476
Total	$262,737	$271,676	$266,179

At September 30, 2014, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Aerospace & Defense	$18,068	6.7%	$18,406	6.9%
Automotive	4,056	1.5	4,080	1.5
Banking, Finance, Insurance & Real Estate	17,136	6.3	16,986	6.4
Beverage, Food & Tobacco Total	6,936	2.6	6,879	2.6
Capital Equipment	22,362	8.2	22,264	8.4
Chemicals, Plastics & Rubber	18,792	6.9	18,470	6.9
Construction & Building	1,612	0.6	1,618	0.6
Consumer goods: Non-durable	2,133	0.8	2,081	0.8
Containers, Packaging & Glass	4,051	1.5	4,009	1.5
Energy: Oil & Gas	6,857	2.5	6,920	2.6
Environmental Industries	7,600	2.8	7,346	2.8
Healthcare & Pharmaceuticals	47,625	17.5	45,527	17.1
High Tech Industries	7,656	2.8	7,694	2.9
Media: Advertising, Printing & Publishing	20,037	7.4	20,065	7.5
Media: Broadcasting & Subscription	3,644	1.3	3,690	1.4
Retail	3,606	1.3	3,596	1.4
Services: Business	67,161	24.8	64,258	24.1
Services: Consumer	5,425	2.0	5,530	2.1
Telecommunications	6,919	2.5	6,760	2.5
	$271,676	100.0%	$266,179	100.0%

OFS Capital Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5.	Investments (Continued)

At December 31, 2013, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt investments	$228,876	$226,552	$221,546
Subordinated debt investments	8,790	9,009	9,008
Equity investments	N/A	7,862	7,365
Total	$237,666	$243,423	$237,919

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three and nine months ended September 30, 2014 or 2013. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

Investments for which prices are not observable by the Company are generally private investments in the debt and equity securities of operating companies. The primary analytical method used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including comparing the latest arm’s length or market transactions involving the subject security to the selected benchmark credit spread, assumed growth rate (in cash flows), and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date. Application of these valuation methodologies involves a significant degree of judgment by management. Fair values of new investments are generally assumed to be equal to their cost to the Company for up to three months after their initial purchase.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2014
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Senior secured debt investments	$-	$-	$235,026	$235,026
Subordinated debt investments	-	-	18,677	18,677
Equity investments	-	-	12,476	12,476
Money market funds *	8,576	-	-	8,576

Total	$8,576	$-	$266,179	$274,755

* included in cash and cash equivalents on the consolidated balance sheet.

OFS Capital Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6.	Fair Value of Financial Instruments (Continued)

	September 30, 2014
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Non-control/non-affiliate investments	$-	$-	$219,936	$219,936
Affiliate investments	-	-	40,692	40,692
Control investment	-	-	5,551	5,551
Money market funds *	8,576	-	-	8,576

Total	$8,576	$-	$266,179	$274,755

* included in cash and cash equivalents on the consolidated balance sheet.

As of September 30, 2014, the Company had loans to 57 portfolio companies, of which 93% were senior secured loans and 7% were subordinated loans, at fair value, as well as equity investments in eleven portfolio companies. The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of September 30, 2014:

	Fair Value at September 30, 2014	Valuation techniques	Unobservable input	Range (Weighted average)

Debt investments:
Senior secured	235,026	Discounted cash flow	Discount rates	6.39% - 25.00% (9.04%)
			EBITDA multiples	4.30x - 9.78x (7.06x)
Subordinated	18,677	Discounted cash flow	Discount rates	13.15% - 15.00% (14.36%)
			EBITDA multiples	3.98x - 5.17x (4.76x)

Equity investments	12,476	Discounted cash flow	Discount rates	11.75% - 40.00%
			EBITDA multiples	3.98x - 9.48x
		Market approach	EBITDA multiples	3.98x - 12.79x

	December 31, 2013
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Senior secured debt investments	$-	$-	$221,546	$221,546
Subordinated debt investments	-	-	9,008	9,008
Equity investments	-	-	7,365	7,365
Money market funds *	24,869		-	24,869

Total	$24,869	$-	$237,919	$262,788

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

As of December 31, 2013, the Company had loans to 56 portfolio companies, of which 96% were senior secured loans and 4% were subordinated loans, at fair value, as well as equity investments in eight portfolio companies. The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of December 31, 2013:

	Fair Value at
	December 31,			Range
	2013	Valuation techniques	Unobservable input	(Weighted average)

Debt investments:
Senior secured	221,546	Discounted cash flow	Discount rates	5.82% - 25.00% (8.92%)
			EBITDA multiples	4.00x - 10.10x (6.70x)
Subordinated	9,008	Discounted cash flow	Discount rates	13.13% - 15.00% (14.21%)
			EBITDA multiples	3.98x - 5.17x (4.67x)

Equity investments	7,365	Discounted cash flow	Discount rates	20.00% - 40.00%
			EBITDA multiples	3.98x - 9.48x
		Market approach	EBITDA multiples	3.47x - 11.86x

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

The following tables presents changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2014 and 2013.

	For the Nine Months Ended September 30, 2014
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, beginning of period	$221,546	$9,008	$7,365	$237,919

Net realized gain on affiliate investment	28	-	-	28
Net realized gain on non-control/non-affiliate investments	-	17	-	17
Net change in unrealized depreciation on non-control/non-affiliate investments	(407)	-	513	106
Net change in unrealized appreciation/depreciation on affiliate investments	288	40	1,263	1,591
Net change in unrealized depreciation on control investment	(1,691)	-	-	(1,691)
Purchase of portfolio investments	78,173	9,445	3,044	90,662
Capitalized PIK interest, dividends and fees	352	205	302	859
Reversal of PIK interest on non-accrual loans	(64)	-	-	(64)
Proceeds from principal payments on portfolio investments	(59,132)	-	-	(59,132)
Sale of portfolio investments	-	-	-	-
Proceeds from sale of portfolio investments	(5,000)	-	-	(5,000)
Cash distribution received from equity investment	-	-	(11)	(11)
Amortization of discounts and premium	933	(38)	-	895

Level 3 assets, end of period	$235,026	$18,677	$12,476	$266,179

	For the Nine Months Ended September 30, 2013
	Senior Secured Debt Investments	Equity Investments	Total

Level 3 assets, beginning of period	$227,542	$4,657	$232,199

Net realized gain on non-control/non-affiliate investments	5	-	5
Net change in unrealized depreciation on non-control/non-affiliate investments	554	-	554
Net change in unrealized depreciation on affiliate investments	-	1,599	1,599
Additional equity investments in SBIC I LP	-	5,157	5,157
Purchase of portfolio investments	30,591	-	30,591
Proceeds from principal payments on portfolio investments	(46,976)	-	(46,976)
Sale of portfolio investments	(4,713)	-	(4,713)
Distribution receivable from SBIC I LP	-	(91)	(91)
Amortization of discounts and premium	972	-	972

Level 3 assets, end of period	$207,975	$11,322	$219,297

OFS Capital Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6.	Fair Value of Financial Instruments (Continued)

The net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2014 and 2013 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at September 30, 2014 and 2013 was $154 and $1,599, respectively.

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

As of September 30, 2014 and December 31, 2013, the carrying value of the Company’s financial instruments, including its debt obligations under the revolving line of credit, as well as its SBA debentures payable, approximated their estimated fair value.

Note 7.	Commitments and Contingencies

At September 30, 2014, the Company had $6,594 of total unfunded commitments for four portfolio companies. At December 31, 2013, the Company had $4,750 of unfunded commitments for three portfolio companies.

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

Under the OFS Capital WM Credit Facility, MCF Capital Management LLC, which is the loan manager and also an affiliated entity of Madison Capital (“Loan Manager”), charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, which value is determined by the Controlling Lender (as defined in the OFS Capital WM loan documents), plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three and nine months ended September 30, 2014, the Company incurred management fee expense of $173 and $590, respectively, to the Loan Manager. For the three and nine months ended September 30, 2013, the Company incurred management fee expense of $247 and $829, respectively, to the Loan Manager.

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

On January 17, 2014, the OFS Capital WM Credit Facility was further amended, pursuant to which the calculation of the borrowing base was adjusted and the minimum equity requirement was lowered from $65,000 to $50,000, resulting in additional liquidity for the Company. No financing costs were incurred in connection with this amendment.

On July 24, 2014, the OFS Capital WM Credit Facility was further amended, pursuant to which the calculation of the borrowing base was adjusted and the minimum equity requirement was lowered from $50,000 to $35,000, resulting in additional liquidity for the Company. In addition, the maximum facility was reduced from $135,000 to $125,000. No financing costs were incurred in connection with this amendment. Availability under the OFS Capital WM Credit Facility as of September 30, 2014 was $9,739.

The interest rates on the revolving line of credit borrowings at September 30, 2014 and December 31, 2013 were 2.73% and 2.75%, respectively. For the three and nine months ended September 30, 2014, interest expense on the revolving line of credit totaled $724 and $2,276, respectively. For the three and nine months ended September 30, 2013, interest expense on the revolving line of credit totaled $821 and $2,530, respectively.

OFS Capital Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8.	Revolving Line of Credit (Continued)

Deferred financing closing costs, net of accumulated amortization, on the OFS Capital WM Credit Facility as of September 30, 2014 and December 31, 2013 were $2,588 and $3,043, respectively. For the three and nine months ended September 30, 2014, amortization of deferred financing closing costs on the revolving line of credit totaled $153 and $455, respectively. For the three and nine months ended September 30, 2013, amortization of deferred financing closing costs on the revolving line of credit totaled $168 and $803, respectively.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. In connection with the Tamarix Acquisitions, the Company increased to $75,000 its total commitments to SBIC I LP, which became a drop down SBIC fund of the Company on December 4, 2013. As of September 30, 2014, the Company had fully funded its $75,000 commitment to the SBIC I LP. As of September 30, 2014, SBIC I LP had leverage commitments of $149,880 from the SBA, and $61,375 of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $88,505, under present SBIC regulations. As of December 31, 2013, SBIC I LP had leverage commitments of $49,438 from the SBA, and $26,000 of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $23,438.

The following table shows the Company’s outstanding SBA debentures payable as of September 30, 2014 and December 31, 2013:

Pooling Date	Maturity Date	Fixed Interest Rate	September 30, 2014	December 31, 2013

September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014*	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	-
September 24, 2014	September 1, 2024	3.370	31,265	-

Total SBA debentures outstanding			$61,375	$26,000

*	The SBA has scheduled pooling dates in March and September of each year. SBA debentures issued between pooling dates use an interim rate and will be fixed at the next pooling date. At December 31, 2013, the interim interest rate on the $5,000 debenture was 1.450%.

The weighted average interest rate on the SBA debentures as of September 30, 2014 and December 31, 2013 was 3.50% and 3.12%, respectively. For the three and nine months ended September 30, 2014, interest expense on the SBA debentures was $277 and $713, respectively.

The Company received exemptive relief from the Securities and Exchange Commission (“SEC”) effective November 26, 2013. The exemptive relief allows OFS Capital to exclude SBA-guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio allowing for greater capital deployment by the Company.

Deferred financing closing costs, net of accumulated amortization, on SBA-guaranteed debentures as of September 30, 2014 and December 31, 2013 were $1,670 and zero, respectively. For both the three and nine months ended September 30, 2014, amortization of deferred financing closing costs on SBA-guaranteed debentures totaled $14.

OFS Capital Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10.	Financial Highlights

The financial highlights for the Company are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Per share data:
Net asset value at beginning of period	$14.17		$14.76		$14.58		$14.80
Distributions (7)
Dividends from ordinary income	(0.30)		(0.16)		(0.67)		(0.47)
Dividends from capital gains	-		-		-		-
Return of capital	(0.04)		(0.18)		(0.35)		(0.55)
Net investment income	0.30		0.15		0.66		0.45
Net realized gain on non-control/non-affiliate investments	-		-		-		-
Net realized gain on affiliate investment	-		-		-		-
Net change in unrealized depreciation on non-control/ non-affiliate investments	0.04		(0.16)		0.01		0.06
Net change in unrealized appreciation/depreciation on affiliate investments	0.10		0.05		0.17		0.17
Net change in unrealized depreciation on control investment	(0.05)		-		(0.18)		-
Net asset value at end of period	$14.22		$14.46		$14.22		$14.46

Per share market value, end of period	$12.07		$12.66		$12.07		$12.66
Total return based on market value	(4.5)	%(1)	(9.2	)%(1)	2.0	%(1)	(0.1	)%(1)
Shares outstanding at end of period	9,638,061		9,626,987		9,638,061		9,626,987
Ratios to average net assets:
Expense without incentive fees	7.5	%(2)	7.3	%(2)	8.5	%(2)	7.8	%(2)
Incentive fees	2.1	%(2)	-	(2)	0.7	%(2)	-	(2)
Total expenses	9.6	%(2)	7.3	%(2)	9.2	%(2)	7.8	%(2)
Net investment income without incentive fees	10.5	%(2)	4.0	%(2)	6.9	%(2)	4.1	%(2)
Average net asset value	$136,809	(3)	$140,605	(4)	$138,296	(5)	$141,228	(6)

(1) Calculation is ending market value less beginning market value, adjusting for dividends and distributions.

(2) Annualized.

(3) Based on the average net asset values at December 31, 2013 and September 30, 2014.

(4) Based on the average net asset values at December 31, 2012 and September 30, 2013.

(5) Based on the average net asset value at December 31, 2013, March 31, 2014, June 30, 2014, and September 30, 2014.

(6) Based on the average net asset value at December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013.

(7) The components of the distributions are estimated and presented on an income tax basis.

Note 11.	Dividends and Distributions

The Company records dividends and distributions on the declaration date. The Company determines if a portion of its distributions may be deemed a tax return of capital to its shareholders at the end of each fiscal year. However, if the characteristics of such distributions were determined as of September 30, 2014, June 30, 2014 and March 31, 2014, the Company estimates that approximately $0.35, $0.31 and $0.19 per share, respectively, would have been characterized as a tax return of capital to its shareholders.

OFS Capital Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11.	Dividends and Distributions (Continued)

The following table summarizes dividends and distributions declared and paid from inception to September 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Total Amount
Period November 8, 2012 to December 31, 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

Year ended December 31, 2013
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
September 25, 2013	October 17, 2013	October 31, 2013	0.34	3,273
Total declared for the year ended
December 31, 2013			$1.02	$9,814

Year ended December 31, 2014
January 21, 2014	January 31, 2014	February 14, 2014	0.34	3,274
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,275
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,276
Total declared for the period ended
September 30, 2014			$1.02	$9,825

(1)	- Represented the dividend declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after the IPO in November 2012, would be $0.34 per share.

(2)	- The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of December 31, 2012 (for the period November 8, 2012 through December 31, 2012), March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014, the Company estimated that approximately zero, $0.18, $0.19, $0.18, zero, $0.19, $0.12, and $0.04, respectively, would have represented a return of capital.

The Company has adopted a DRIP that provides for reinvestment of any distributions the Company declares in cash on behalf of its shareholders, unless a shareholder elects to receive cash. The following table summarizes dividend reinvestment plan activity for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
Shares issued	8,264	48,296
Average price per share	$12.71	$14.18

OFS Capital Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12.	Earnings per Share

The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net increase in net assets resulting from operations	$3,835	$366	$6,443	$6,494
Basic and diluted weighted average shares outstanding	9,635,943	9,626,336	9,633,214	9,616,637
Net increase in net assets resulting from operations per common share - basic and diluted	$0.40	$0.04	$0.67	$0.67

Note 13.	Subsequent Events Not Disclosed Elsewhere

On November 4, 2014, the Company’s Board declared a distribution of $0.34 per share for the 2014 fourth quarter, payable on December 31, 2014 to shareholders of records as of December 17, 2014.

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

As of September 30, 2014, our investment portfolio consisted of outstanding loans of approximately $262.7 million in aggregate principal amount in 57 portfolio companies, of which $123.2 million in aggregate principal amount was held by SBIC I LP, our wholly-owned SBIC subsidiary, in 18 portfolio companies. As of September 30, 2014, 88% of our investment portfolio was comprised of senior secured loans, 7% of subordinated loans and 5% of equity investments, at fair value.

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

Acquisition of SBIC I LP & SBIC I GP Interests. On December 4, 2013, we purchased the remaining limited partnership interests in SBIC I LP (the “Tamarix LP Acquisition”), making SBIC I LP a wholly owned subsidiary of OFS Capital. On December 4, 2013, OFS Capital also acquired all of the remaining membership interests in SBIC I GP (the “Tamarix GP Acquisition”). The Tamarix LP Acquisition and Tamarix GP Acquisition are referred to collectively as the “Tamarix Acquisitions” (see Note 3 of our September 30, 2014 unaudited consolidated financial statements for more details). The transaction was finalized in January 2014. Upon the Tamarix Acquisitions, on December 4, 2013, we again consolidated the financial statements of both SBIC I LP and SBIC I GP into our financial statements.

2013 and 2014 OFS Capital WM Credit Facility Amendments. On January 22, 2013, the OFS Capital WM Credit Facility, which is defined under “Financial Condition, Liquidity and Capital Resources” below, was amended, pursuant to which the Class B Facility, which had no outstanding borrowings, was terminated. As a result, the OFS Capital WM Credit Facility commitment was reduced from $180 million to $135 million.

On November 22, 2013, the OFS Capital WM Credit Facility was further amended (the “November 2013 Amendment”). Pursuant to the amendment, (1) the Class A loans with Wells Fargo Bank, N.A., or Wells Fargo, were extended to December 31, 2018; (2) the reinvestment period for the Wells Fargo loan was extended to December 31, 2015; (3) the accrued interest rate on outstanding Class A loans was amended to London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum, and (4) the advance rate on borrowing was increased from 65% to 70%. In connection with the amendment, OFS Capital WM incurred financing costs of approximately $1.2 million.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 820. At September 30, 2014, approximately 92% of our total assets represented investments in portfolio companies that are valued at fair value by our board of directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Our debt and equity securities are primarily comprised of investments in middle market companies whose securities are not publicly traded. Our investments in these portfolio companies are generally considered Level 3 assets under ASC Topic 820 because the inputs used to value the investments are generally unobservable. As such, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Revenue Recognition. Our revenue recognition policies are as follows:

Interest Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of the debt investments. Recognized interest income, if payable monthly or quarterly, is reflected as interest receivable until collected. Recognized interest income that is instead added to the principal balance and generally becomes due at maturity or at some other stipulated date (“PIK interest”) is reflected in the investment account. We accrue interest income until certain events take place, which may place a loan into a non-accrual status (see below). We will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “net loan origination fees”) are capitalized, and we accrete or amortize such amounts on a straight-line basis over the life of the loan as additional interest income. When we receive a loan principal payment, the OID related to the paid principal is accelerated and recognized in interest income. This method is not materially different than the effective interest rate method. Unamortized OID is reflected in the investment account and unamortized loan amendment fees are reflected as deferred loan fee revenue. All other interest income is recorded into income when earned. Further, in connection with our debt investments, we will sometimes receive warrants or similar no cost equity-related securities (“Warrants”). We determine the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income as described above.

As of September 30, 2014 and December 31, 2013, unamortized discounts and origination fees on debt investments amounted to $2.3 million and $2.1 million, respectively. For the three and nine months ended September 30, 2014, we recognized net loan origination fee income of $488 thousand and $1.1 million, respectively. For the three and nine months ended September 30, 2013, we recognized net loan origination fee income of $335 thousand and $1.1 million, respectively. For the three and nine months ended September 30, 2014, we recognized PIK interest income in the amount of $161 thousand and $399 thousand, respectively. For the three and nine months ended September 30, 2013, we did not recognize any PIK interest income. To maintain its status as a RIC, we include non-cash interest income (and non-cash dividend income described below) in the amounts that must be paid out to our shareholders in the form of distributions.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Dividend income on preferred equity is accrued as earned. Such dividends on preferred equity securities could be payable in cash or in additional preferred securities and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reflected as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared are reflected in the investment account. We stop accruing dividends on our preferred equity securities when it is determined that the dividend is not collectible. We assess the collectability of the dividends based on factors including the valuation of the portfolio company’s current total enterprise value. During the three and nine months ended September 30, 2014, we recognized preferred dividend income of $335 thousand and $394 thousand, respectively, of which $302 thousand was contractually earned but not declared during such periods. We did not recognize any preferred dividend income during 2013. In addition, we did not recognize any common stock dividend income during 2014 and 2013.

Other Income: We may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Such revenue is recognized as the related services are rendered and amounted to $269 thousand and $277 thousand, respectively, for the three and nine months ended September 30, 2014. We did not recognize any such revenue during 2013.

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

Investments are recorded at fair value. Our Board determines the fair value of its portfolio investments. After recording all appropriate interest and dividend income, some of which is reflected in the investment account as described above, we report changes in fair value of investments that are measured at fair value as a component of the net changes in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of our management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has already been contractually added to the principal balance, is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. We had two non-accrual loans at September 30, 2014 and one at December 31, 2013, both of which were accounted for as of September 30, 2014 as non-accrual cash method loans. These loans had an aggregate fair value of $6.3 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively.

Principles of consolidation.

Our September 30, 2014 consolidated financial statements include the accounts of OFS Capital Corporation, or OFS Capital, and our wholly owned subsidiaries, OFS Capital WM, OFS Funding, LLC, SBIC I LP and SBIC I GP. We consolidate an affiliated subsidiary if we own more than 50 percent of the subsidiary’s equity and hold the controlling financial interest in such subsidiary. We also consolidate a variable interest entity (“VIE”) if we are the primary beneficiary in the VIE. Effective December 4, 2013, we consolidated the financial statements of SBIC I LP and SBIC I GP into our own. See “Financial Statements – Note 3” for more detailed information.

Portfolio Composition and Investment Activity

Portfolio Composition

The total fair value of our investments was approximately $266.2 million at September 30, 2014 and approximately $237.9 million at December 31, 2013. Our investment portfolio as of September 30, 2014 consisted of outstanding loans to 57 portfolio companies, totaling approximately $262.7 million in aggregate principal amount (including SBIC I LP’s approximately $123.2 million in loans to eighteen portfolio companies), of which 93% were senior secured loans and 7% were subordinated loans, as well as SBIC I LP’s approximately $12.5 million in equity investments, at fair value, in eleven portfolio companies in which it also holds debt investments. Our investment portfolio encompassed a broad range of geographical regions within the United States and industries. As of September 30, 2014, we had unfunded commitments of $6.6 million to four portfolio companies, all of which were commitments of SBIC I LP. Set forth in the tables and charts below is selected information with respect to our portfolio as of September 30, 2014.

The following table summarizes the composition of our investment portfolio.

	As of September 30, 2014
	Commitment	Outstanding Principal
	(Dollar amounts in thousands)
Senior secured term loan	$247,225	$243,725
Subordinated term loan	20,148	18,512
Senior secured revolver	1,594	500
Equity investments (at fair value)	12,840	12,476
	$281,807	$275,213
Total # of Obligors	57	57

The following chart provides a regional breakdown of our investment portfolio commitment as of September 30, 2014.

Our investment portfolio’s three largest industries are Services: Business, Healthcare & Pharmaceuticals, and Capital Equipment, totaling approximately 52% of the investment portfolio. The following table summarizes our investment portfolio by industry as of September 30, 2014.

	As of September 30, 2014
Industry	Commitment	Percent
	(Dollar amounts in thousands)
Aerospace & Defense	$18,369	6.5%
Automotive	4,080	1.4
Banking, Finance, Insurance & Real Estate	17,293	6.1
Beverage, Food & Tobacco Total	7,000	2.5
Capital Equipment	23,565	8.4
Chemicals, Plastics & Rubber	18,916	6.7
Construction & Building	1,618	0.6
Consumer goods: Non-durable	2,144	0.8
Containers, Packaging & Glass	4,074	1.4
Energy: Oil & Gas	6,921	2.5
Environmental Industries	7,637	2.7
Healthcare & Pharmaceuticals	51,635	18.3
High Tech Industries	7,715	2.7
Media: Advertising, Printing & Publishing	20,485	7.3
Media: Broadcasting & Subscription	3,701	1.3
Retail	3,639	1.3
Services: Business	70,411	25.0
Services: Consumer	5,617	2.0
Telecommunications	6,987	2.5
	$281,807	100.0%

The following table summarizes our debt investment portfolio by size of exposure.

	As of September 30, 2014
Debt Investment Size (in millions)	Commitment	Number
	(Dollar amounts in thousands)
$0 - $3	$32,075	13
$3 - $4	45,582	13
$4 - $5	75,871	17
$5 - $10	86,339	12
> $10	29,100	2
	$268,967	57

The following chart provides a breakdown of our debt investment portfolio by investment commitment size as of September 30, 2014.

 The following chart provides a breakdown of our debt investment portfolio by yield to fair value as of September 30, 2014.

Investment Activity

For the nine months ended September 30, 2014, we closed new debt investments with eleven companies with an aggregate principal balance of $84.9 million and made follow-on debt investments of approximately $3.8 million in three existing portfolio companies. In addition, for the nine months ended September 30, 2014, we purchased new equity interests totaling approximately $2.2 million in two portfolio companies, made a follow-on equity investment of approximately $0.4 million in one existing portfolio company, and received warrants in connection with a new debt investment in the amount of approximately $0.5 million. For the nine months ended September 30, 2014, we received approximately $59.1 million in proceeds from principal payments on debt investments, and approximately $9.5 million in proceeds from debt investments we sold, of which approximately $4.5 million pertained to a debt investment we sold in December 2013.

For the year ended December 31, 2013, we closed debt investments with eight companies with an aggregate principal balance of approximately $41.2 million and made equity investments totaling approximately $2.5 million in one portfolio company. Prior to the December 4, 2013 Tamarix Acquisitions, SBIC I LP closed nine investments with five portfolio companies during the period January 1, 2013 through December 4, 2013. SBIC I LP’s nine new investments during that period consisted of four debt investments with total principal balance of $19.4 million and unfunded commitments of $3.3 million as well as five equity investments purchased for a total of $0.9 million. For the year ended December 31, 2013, we received approximately $63.1 million in proceeds from principal payments on debt investments and sold three debt investments for approximately $13.9 million, of which approximately $4.5 million was settled in January 2014.

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

The following table shows the classification of our debt investments portfolio by credit rating as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
Credit Rating	(Dollar amounts in thousands)
1	$-	0.0%	$-	0.0%
2	-	0.0%	-	0.0%
3	239,027	94.2%	204,273	88.6%
4	8,360	3.3%	17,384	7.5%
5	-	0.0%	7,846	3.4%
6	6,316	2.5%	1,051	0.5%
7	-	0.0%	-	0.0%
	$253,703	100.0%	$230,554	100.0%

The following table shows the cost and fair value of our portfolio of investments by asset class as of September 30, 2014 and December 31, 2013.

	As of September 30,		As of December 31,
	2014		2013
	Cost	Fair Value	Cost	Fair Value
	(Dollar amounts in thousands)
Senior Secured
Performing	$229,543	$228,710	$222,564	$220,495
Non-Accrual	12,306	6,316	3,988	1,051
Subordinated
Performing	18,630	18,677	9,009	9,008
Non-Accrual	-	-	-	-
Equity Investments	11,197	12,476	7,862	7,365
Total	$271,676	$266,179	$243,423	$237,919

At December 31, 2013, we had one non-accrual loan with a fair value of approximately $1.1 million. On June 30, 2014, we placed a second loan on non-accrual status. At September 30, 2014, the fair value of the two non-accrual loans totaled approximately $6.3 million.

As of September 30, 2014, the weighted average yield to fair value of our debt investments was approximately 9.09%. Throughout this document, the weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized amortization of deferred loan origination fees and accretion of OID divided by (b) total debt investments at fair value excluding assets on non-accrual basis. The weighted average yield on debt investments at fair value is computed as of the balance sheet date.

As of September 30, 2014, floating rate loans comprised 82% of our debt investment portfolio and fixed rate loans comprised 18% of our debt investment portfolio, as a percent of fair value.

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

Revenues. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of September 30, 2014, floating rate and fixed rate loans comprised 82% and 18%, respectively, of our current debt investment portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some cases, our investments will provide for deferred interest or dividend payment, PIK interest, or PIK dividend, respectively, (meaning interest or dividend paid in the form of additional principal amount of the loan or equity security instead of in cash). In addition, we may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income.

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

Comparison of the three and nine month periods ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)

Consolidated operating results for the three and nine month periods ended September 30, 2014 and September 30, 2013, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Total investment income	$6,197	$4,017	$15,867	$12,618
Total expenses	3,304	2,589	9,475	8,282
Net investment income	2,893	1,428	6,392	4,336
Net realized and unrealized gain (loss) on investments	942	(1,062)	51	2,158
Net increase in net assets resulting from operations	$3,835	$366	$6,443	$6,494

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net income may not be meaningful.

Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Interest income
Non-control/non-affiliate investments	$4,420	$4,017	$11,730	$12,618
Affiliate investments	896	-	2,515	-
Control investment	277	-	843	-
Total interest income	5,593	4,017	15,088	12,618
Dividend and fee income
Non-control/non-affiliate investments	205	-	213	-
Affiliate investments	424	-	541	-
Control investment	(25)	-	25	-
Total dividend and fee income	604	-	779	-
Total investment income	$6,197	$4,017	$15,867	$12,618

Comparison of Investment Income for the Three Months Ended September 30, 2014 and 2013:

Total investment income increased by approximately $2.2 million, or 54%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The $2.2 million increase in total investment income was due to an increase in interest income, and dividend and fee income. The increase in interest income was primarily attributable to the higher yielding debt investments held by SBIC I LP, as a result of our consolidation of SBIC I LP upon closing of the Tamarix Acquisitions on December 4, 2013, as well as an increase in debt investments originated by SBIC I LP during the three months ended September 30, 2014. The increase in dividend and fee income was primarily attributable to our recognition of dividend income contractually earned but not declared on certain of our preferred equity investments held by SBIC I LP during the three months ended September 30, 2014, as well as fee income recognized by SBIC I LP in connection with certain of its debt investments. The increase in total investment income was offset by a decrease in interest income from investments held by OFS Capital WM (“OFS Capital WM Investments”).

For the three months ended September 30, 2014, we generated total interest income from non-control/non-affiliate investments in the amount of approximately $4.4 million, of which approximately $2.7 million was generated by OFS Capital WM Investments and $1.7 million by investments held by SBIC I LP (“SBIC I LP Investments”). For the three months ended September 30, 2013, the entire interest income from non-control/non-affiliate investments of approximately $4.0 million was generated by OFS Capital WM Investments. The decrease in interest income of approximately $1.3 million generated by OFS Capital WM Investments was primarily due to the decrease in OFS Capital WM Investments in 2014 as compared with 2013 (at September 30, 2014, June 30, 2014 and March 31, 2014, the aggregate principal of OFS Capital WM Investments was approximately $139.6 million, $161.8 million and $174.5 million, respectively, while at September 30, 2013, June 30, 2013 and March 31, 2013, the aggregate principal of OFS Capital WM Investments was approximately $213.9 million, $224.6 million and $227.0 million, respectively). SBIC I LP holds all of our affiliate investments and our only control investment. In addition, during the three months ended September 30, 2014, SBIC I LP generated dividend and fee income of approximately $0.6 million. While not consolidated with us during the quarter ended September 30, 2013, SBIC I LP had interest income and dividend and fee income of approximately $1.1 million and $73 thousand, respectively, during the quarter.

Comparison of Investment Income for the Nine Months Ended September 30, 2014 and 2013:

Total investment income increased by approximately $3.2 million, or 26%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The $3.2 million increase in total investment income was due to an increase in interest income, and dividend and fee income. The increase in interest income was primarily attributable to the higher yielding debt investments held by SBIC I LP, as a result of our consolidation of SBIC I LP upon closing of the Tamarix Acquisitions on December 4, 2013, as well as an increase in debt investments originated by SBIC I LP during the nine months ended September 30, 2014. The increase in dividend and fee income was primarily attributable to our recognition of dividend income contractually earned but not declared on certain of our preferred equity investments held by SBIC I LP during the nine months ended September 30, as well as fee income recognized by SBIC I LP in connection with certain of its debt investments. The increase in total investment income was offset by a decrease in interest income from OFS Capital WM Investments.

For the nine months ended September 30, 2014, we generated total interest income from non-control/non-affiliate investments in the amount of approximately $11.7 million, of which approximately $8.8 million was generated by OFS Capital WM Investments and $2.9 million by SBIC I LP Investments. For the nine months ended September 30, 2013, the entire interest income from non-control/non-affiliate investments of approximately $12.6 million was generated by OFS Capital WM Investments. The decrease in interest income of approximately $3.8 million generated by OFS Capital WM Investments was primarily due to the decrease in OFS Capital WM Investments in 2014 as compared with 2013. In addition, during the nine months ended September 30, 2014, SBIC I LP generated dividend and fee income of approximately $0.8 million. While not consolidated with us during the nine months ended September 30, 2013, SBIC I LP had interest income and dividend and fee income of approximately $2.7 million and $0.2 million, respectively, during such period.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Interest expense	$1,001	$821	$2,989	$2,530
Amortization and write-off of deferred financing closing costs	167	168	469	803
Amortization of intangible asset	49	-	161	-
Management fees	543	744	2,341	2,345
Incentive fee	723	-	723	-
Professional fees	382	418	1,112	1,177
Administrative fee	212	200	972	657
General and administrative expenses	227	238	708	770
Total expenses	$3,304	$2,589	$9,475	$8,282

Comparison of Expenses for the Three Months Ended September 30, 2014 and 2013:

Total expenses increased by approximately $0.7 million, or 28%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Interest expense increased by approximately $0.2 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to $0.3 million of 2014 interest expense incurred on our SBA debentures (which we assumed in the December 2013 Tamarix Acquisitions), offset by a 2014 decrease of approximately $0.1 million in interest expense on the OFS Capital WM Credit Facility, due to reduction in the interest rate on the facility pursuant to the November 2013 Amendment.

For the three months ended September 30, 2014, we recorded $49 thousand of amortization expense of intangible asset related to the SBIC license, which intangible asset was recognized by SBIC I LP upon closing of the Tamarix Acquisitions.

Management fees expense decreased by approximately $0.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, which was primarily due to a decrease in base management fee of approximately $0.1 million, as a result of a reduced quarterly base management fee of 0.145833% for the remainder of 2014 effective April 1, 2014, compared with the quarterly base management fee of 0.21875% for 2013.

On May 5, 2014, we were notified by OFS Advisor that, effective as of April 1, 2014, it would reduce its base management fee by two-thirds for the balance of the 2014 fiscal year. Specifically, OFS Advisor agreed to reduce its base management fee from 0.4375% per quarter to 0.145833% per quarter for the second, third, and fourth quarters of 2014. Accordingly, the effective annual base management fee for the 2014 fiscal year will be equal to 50% of the 1.75% required by our Advisory Agreement with OFS Advisor, or not greater than 0.875%. OFS Advisor informed us that this reduction was being made for the benefit of our shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions. See “Related Party Transactions – Investment Advisory Agreement”.

For the three months ended September 30. 2014, we incurred an incentive fee expense to OFS Advisor in the amount of approximately $0.7 million. We did not incur any incentive fee expense during 2013.

Comparison of Expenses for the Nine Months Ended September 30, 2014 and 2013:

Total expenses increased by approximately $1.2 million, or 14%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Interest expense increased by approximately $0.5 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to $0.7 million of 2014 interest expense incurred on our SBA debentures (which we assumed in the December 2013 Tamarix Acquisitions), offset by a 2014 decrease of approximately $0.2 million in interest expense on the OFS Capital WM Credit Facility, due to reduction in the interest rate on the facility pursuant to the November 2013 amendment to the OFS Capital WM Credit Facility).

For the nine months ended September 30, 2014, we recorded $0.2 million of amortization expense of intangible asset related to the SBIC license, which intangible asset was recognized by SBIC I LP upon closing of the Tamarix Acquisitions.

Management fee expense totaled approximately $2.3 million for the nine months ended September 30, 2014, consisting of approximately $1.7 million of base management fee expense we incurred to OFS Advisor and approximately $0.6 million of loan management fee charged by MCF Capital Management, LLC, the loan manager for OFS Capital WM (see OFS Capital WM Credit Facility section below for more details). Management fee expense totaled approximately $2.3 million for the nine months ended September 30, 2013, consisting of approximately $1.5 million of base management fee expense we incurred to OFS Advisor and approximately $0.8 million of loan management fee charged by the loan manager for OFS Capital WM. The base management fee increased by approximately $0.2 million due to a higher combined quarterly base management fee rate of 0.7291663% (0.4375% for the first quarter of 2014 and 0.145833% for each of the second and third quarter of 2014) for the nine months ended September 30, 2014, compared with the combined quarterly base management fee rate of 0.4375% for the nine months ended September 30, 2013. This was a result of the base management fee reduction effective April 1, 2014, as described above. See “Related Party Transactions – Investment Advisory Agreement”. The aforementioned increase in our management fee was partially offset by a $0.2 million decrease in loan management fee charged by the loan manager for OFS Capital WM, due to a decrease in investments held by OFS Capital WM in 2014 as compared with 2013.

For the nine months ended September 30, 2014. We incurred an incentive fee expense to OFS Advisor in the amount of approximately $0.7 million.

Administrative fee expense increased by approximately $0.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to an increase in the allocable amount of the salary and bonus of our officers and their respective staffs, which OFS Services passed along to us during the nine months ended September 30, 2014 and 2013.

Net Realized and Unrealized Gain (Loss) on Investments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Net realized gain on non-control/non-affiliate investments	$17	$-	$17	$5
Net realized gain on affiliate investment	-	-	28	-
Net change in unrealized depreciation on non-control/non-affiliate investments	427	(1,501)	106	554
Net change in unrealized appreciation/depreciation on affiliate investments	964	439	1,591	1,599
Net change in unrealized depreciation on control investment	(466)	-	(1,691)	-
Net realized and unrealized gain (loss) on investments	$942	$(1,062)	$51	$2,158

Comparison of Net Realized and Unrealized Gain (Loss) on Investments for the Three Months Ended September 30, 2014 and 2013:

 For the three months ended September 30, 2014, we recorded approximately $0.4 million of net change in unrealized depreciation on non-control/non-affiliate investments, consisting of approximately $0.5 million of net change in unrealized depreciation on non-control/non-affiliate investments held by OFS Capital WM, and approximately $(0.1) million of net change in unrealized depreciation on non-control/non-affiliate investments held by SBIC I LP. In addition, for the three months ended September 30, 2014, we recorded approximately $1.0 million of net change in unrealized appreciation on affiliate investments held by SBIC I LP, as well as approximately $(0.5) million of net change in unrealized depreciation on a control investment held by SBIC I LP (Tangible Software, Inc). For the three months ended September 30, 2013, we recorded approximately $(1.5) million of net change in unrealized depreciation on non-control/non-affiliate investments held by OFS Capital WM, as well as approximately $0.4 million of net change in unrealized depreciation on affiliate investment, consisting solely of our equity investment in SBIC I LP, which we accounted for at fair value at September 30, 2013.

Comparison of Net Realized and Unrealized Gain (Loss) on Investments for the Nine Months Ended September 30, 2014 and 2013:

For the nine months ended September 30, 2014, we recorded approximately $0.1 million of net change in unrealized depreciation on non-control/non-affiliate investments, consisting of approximately $(0.5) million of net change in unrealized depreciation on non-control/non-affiliate investments held by OFS Capital WM, and approximately $0.6 million of net change in unrealized depreciation on non-control/non-affiliate investments held by SBIC I LP. In addition, for the nine months ended September 30, 2014, we recorded approximately $1.6 million of net change in unrealized appreciation on affiliate investments held by SBIC I LP, as well as approximately $(1.7) million of net change in unrealized depreciation on a control investment held by SBIC I LP (Tangible Software, Inc). For the nine months ended September 30, 2013, we recorded approximately $0.6 million of net change in unrealized depreciation on non-control/non-affiliate investments held by OFS Capital WM, as well as approximately $1.6 million of net change in unrealized depreciation on affiliate investment, consisting solely of our equity investment in SBIC I LP, which we accounted for at fair value at September 30, 2013.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $14.3 million and $28.6 million, respectively. As of September 30, 2014 and December 31, 2013, $10.3 million and $21.5 million of cash and cash equivalents, respectively, were capital commitments funded by OFS Capital into SBIC I LP. During the nine months ended September 30, 2014, we had net cash used in operating activities of $14.4 million, primarily due to $90.7 million of cash we used to purchase portfolio investments, offset by net proceeds of $59.1 million we received from principal payments on our portfolio investments, cash collections of $9.5 million from sale of our portfolio investments, as well as our $6.4 million net increase in net assets resulting from operations.

Net cash provided by investing activities was $0.5 million for the nine months ended September 30, 2014 due to change in restricted cash held by OFS Capital WM maintained in an unfunded exposure account (as defined in the relevant loan documents under the OFS Capital WM Credit Facility), utilized to fund a debt investment owned by OFS Capital WM that had an unfunded revolving commitment. In August 2014, as a result of the payoff of this loan, OFS Capital WM’s revolving commitment was terminated and our restricted cash balance was reduced to zero.

Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2014, primarily attributable to the $24.2 million of net repayments on the OFS Capital WM Credit Facility, and $9.7 million of cash we paid in dividends and distributions, offset by $35.4 million of draws from our SBA debentures.

At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $6.8 million and $8.3 million, respectively. During the nine months ended September 30, 2013, we had net cash provided by operating activities of $21.1 million, primarily due to our $6.5 million net increase in net assets resulting from operations, net proceeds of $47.0 million we received from principal payments on our portfolio investments, as well as cash collections of $4.7 million from sale of our portfolio investments, offset by $30.6 million of cash we used to purchase portfolio investments, our additional investment in SBIC I LP of $5.2 million, and net change in unrealized depreciation in our investments in the aggregate amount of $1.6 million.

Net cash used in financing activities was $22.6 million for the nine months ended September 30, 2013, primarily attributable to the $15.1 million of net repayments on the OFS Capital WM Credit Facility as well as $7.5 million of cash we paid in dividends and distributions.

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

 As of September 30, 2014 and December 31, 2013, we had $84.8 million and $109.0 million, respectively, in indebtedness outstanding under the OFS Capital WM Credit Facility.

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

Under the OFS Capital WM Credit Facility, MCF Capital Management, LLC, which is the loan manager and an affiliated entity of Madison Capital, or the Loan Manager, charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three and nine months ended September 30, 2014, we incurred management fee expense of approximately $0.2 million and $0.6 million, respectively, to the Loan Manager. For the three and nine months ended September 30, 2013, we incurred management fee expense of approximately $0.2 million and $0.8 million, respectively, to the Loan Manager.

As a result of certain amendments through July 24, 2014, the OFS Capital WM Credit Facility’s borrowing base was adjusted and the minimum equity requirement was lowered from $65.0 million to $35.0 million, resulting in additional liquidity for the Company. In addition, the maximum facility was reduced from $180.0 million to $125.0 million.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150.0 million. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. In connection with the Tamarix Acquisitions, the Company increased its commitments to SBIC I LP to $75.0 million. As of September 30, 2014, the Company had fully funded its $75.0 million commitment. As of September 30, 2014, SBIC I LP had leverage commitments of $149.9 million from the SBA, and $61.4 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $88.5 million. As of December 31, 2013, SBIC I LP had leverage commitments of $49.4 million from the SBA, and $26.0 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $23.4 million.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative criteria to determine eligibility, which may include, among other things, the industry in which the business is engaged, the number of employees of the business, its gross sales, and the extent to which the SBIC is proposing to participate in a change of ownership of the business. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

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

Other Liquidity Matters

We expect to fund the growth of our investment portfolio utilizing borrowings under the SBA debentures, future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, including borrowings under the OFS Capital WM Credit Facility, to the extent permitted by the 1940 Act. We cannot assure shareholders that our plans to raise capital will be successful. In addition, we intend to distribute to our shareholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies to fund our unfunded commitments to portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at September 30, 2014), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of September 30, 2014, we had $6.6 million of total unfunded commitments to four portfolio companies. Unfunded commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2014:

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years (2)	After 5 years (2)
	(Amounts in thousands)
OFS Capital WM Credit Facility	$84,763	$-	$-	$84,763	$-
SBA Debentures	61,375	-	-	-	61,375
Total	$146,138	$-	$-	$84,763	$61,375

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	The OFS Capital WM Facility is scheduled to mature on December 31, 2018. The SBA debentures are scheduled to mature between September 2022 and September 2024.

We have entered into contracts with third parties under which we have material future commitments—the Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

We had subscribed for $75.0 million of total capital commitments to SBIC I LP, all of which was funded as of September 30, 2014.

Commitments and Contingencies

At September 30, 2014 and December 31, 2013, we had $6.6 million and $4.8 million of total unfunded commitments to four and three portfolio companies, respectively. Upon completion of the Tamarix Acquisitions on December 4, 2013, OFS Capital increased its commitment to SBIC I LP to $75.0 million. As of September 30, 2014, OFS Capital had fully funded the $75.0 million commitment.

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

The following table summarizes our distributions declared and paid to date on all shares subsequent to our IPO (dollar amounts in thousands except per share data):

			Amount
Date Declared	Record Date	Payment Date	Per Share (2)	Total Amount
Fiscal 2014
August 7, 2014	September 16, 2014	September 30, 2014	$0.34	$3,276
May 7, 2014	June 16, 2014	June 30, 2014	$0.34	$3,275
January 21, 2014	January 31, 2014	February 14, 2014	$0.34	$3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)	Represents the distribution declared in the specified period, which, if prorated for the number of days remaining in the fourth quarter after our IPO in November 2012, would be $0.34 per share.

(2) -	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012 (for the period November 8, 2012 through December 31, 2012), the Company estimated that approximately $0.04, $0.12, $0.19, zero, $0.18, $0.19, $0.18 and zero, respectively, would have represented a return of capital.

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

Distributions in excess of our current and accumulated earnings and profits generally are treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions are treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For the distribution paid during the nine months ended September 30, 2014, out of the approximately $9.8 million distribution, approximately 34% represented a return of capital and 66% represented ordinary income.

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

The base management fee is payable quarterly in arrears. The base management fee expense was approximately $0.4 million and $1.7 million for the three and nine months ended September 30, 2014, respectively. The base management fee expense was approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2013, respectively.

On June 30, 2014, OFS Advisor deferred the receipt of the first quarter of 2014 base management fee in the amount of approximately $1.0 million, that would otherwise have been due from us by June 30, 2014, until further determination by OFS Advisor. In addition, on June 30, 2014, OFS Advisor deferred the receipt of the second quarter of 2014 base management fee in the amount of $341 thousand, that would otherwise have been due from us by September 30, 2014, until further determination by OFS Advisor. The Investment Advisor informed the Company that the deferral of the fee was made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions.

On October 31, 2014, OFS Advisor informed us that it would not further defer the receipt of the base management fee for the first and second quarters of 2014. In addition, OFS Advisor informed us that the management fee, including the base management fee and incentive management fee (see below for more details about incentive fee), with respect to the third quarter of 2014 will not be deferred. We intend to pay OFS Advisor the outstanding management fee for the first three quarters of 2014 in the aggregate amount of approximately $2.5 million during the fourth quarter of 2014.

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

We incurred incentive fee expense of $0.7 million for the three and nine months ended September 30, 2014. We did not incur any incentive fee expenses during 2013.

License Agreement

We have entered into a license agreement with OFSAM under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.”

Administration Agreement

Pursuant to an Administration Agreement, OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary, and their respective staffs. The administrative fee is payable quarterly in arrears. For the three and nine months ended September 30, 2014, we incurred $0.2 million and $1.0 million, respectively, of administrative fees. For the three and nine months ended September 30, 2013, we incurred $0.2 million and $0.7 million, respectively, of administrative fees.

On June 30, 2014, OFS Services deferred the receipt of the first quarter of 2014 administrative fee in the amount of approximately $475 thousand, that would otherwise have been due from us by June 30, 2014, until further determination by OFS Services. In addition, on June 30, 2014, OFS Services deferred the receipt of the second quarter of 2014 administrative fee in the amount of $285 thousand, that would otherwise have been due from us by September 30, 2014, until further determination by OFS Services. The Administrator informed the Company that the deferral of the fee was made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions.

On October 31, 2014, OFS Services informed us that it would not further defer the receipt of the administrative fee for the first and second quarters of 2014. In addition, OFS Services informed us that the administrative fee with respect to the third quarter of 2014 will not be deferred. We intend to pay OFS Services the outstanding administrative fees for the first three quarters of 2014 in the aggregate amount of approximately $1.0 million during the fourth quarter of 2014.

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

Recent Developments

On November 4, 2014, the Company’s Board declared a distribution of $0.34 per share for the 2014 fourth quarter, payable on December 31, 2014 to shareholders of records as of December 17, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2014, 82% of our debt investments bore interest at floating interest rates and 18% of our debt investments bore fixed interest rates. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. All of the debt investments bearing floating interest rates in our portfolio as of September 30, 2014 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.

In addition, the OFS Capital WM Credit Facility has a floating interest rate provision, and we expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

Assuming that our consolidated balance sheet as of September 30, 2014 was to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Interest	Interest	Net increase
Basis point increase(1)	income	expense	(decrease)
	(Amounts in thousands)
100	$266	$(859)	$(594)
200	2,126	(1,719)	407
300	4,304	(2,578)	1,726
400	6,483	(3,438)	3,045
500	8,661	(4,297)	4,364

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.

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

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We, OFS Advisor, and OFS Services are not currently subject to any material pending or threatened legal proceedings against us as of September 30, 2014. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

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

Our investments in the healthcare industry are subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

We invest in companies in the healthcare industry that are subject to extensive regulation by the Food and Drug Administration, or the FDA, and to a lesser extent, other federal, state and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Portfolio companies in the healthcare industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in the healthcare industry and, in turn, impair our ability to timely collect principal and interest payments owed to us and adversely affect the value of these portfolio companies.

Changes in healthcare laws and other regulations applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment in a timely manner could result in a realized loss on the investment.

If we obtain a control investment in a portfolio company our ability to divest ourselves from a debt or equity investment could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2014, we issued 8,264 shares of common stock to shareholders in connection with our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $105,000.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
10.1	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC, dated November 7, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2014	OFS CAPITAL CORPORATION

	By:	/s/ BILAL RASHID
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ JEFFREY A. CERNY
Jeffrey A. Cerny
Chief Financial Officer

EXHIBIT INDEX

Description

Exhibit Number
10.1	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC, dated November 7, 2012.

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

