Form 10-K
period 2014-12-31
OFS Capital Corp
filed 2015-03-06
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 based on the closing price on that date of $13.00 on the NASDAQ Global Market was approximately $79.3 million. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. On March 3, 2015, there were 9,650,834 shares outstanding of the Registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

1

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

As of December 31, 2014, our investment portfolio consisted of outstanding loans of approximately $301.3 million in aggregate principal amount in 61 portfolio companies, of which $177.8 million in aggregate principal amount was held by OFS SBIC I, LP (formerly known as Tamarix Capital Partners, L.P.), or SBIC I LP, our wholly-owned small business investment company, in 25 portfolio companies, as well as equity investments of approximately $18.0 million, at fair value, held by SBIC I LP. As of December 31, 2014, 77% of our investment portfolio was comprised of senior secured loans, 17% of subordinated loans and 6% of equity investments, at fair value.

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

Our investment strategy includes SBIC I LP, which received an SBIC license from the U.S. Small Business Administration, or SBA, in May 2012. On December 4, 2013, we received approval from the SBA to acquire all of the limited partnership interests in SBIC I LP and all of the ownership interests of its general partner, OFS SBIC I GP, LLC (formerly known as Tamarix Capital G.P. LLC), or SBIC I GP, that were owned or subscribed for by other persons (the “SBIC Acquisitions” or the “Tamarix Acquisitions”). We acquired the interests on December 4, 2013, which resulted in SBIC I LP becoming a wholly-owned subsidiary. The transaction was finalized in January 2014. For additional information on the acquisition of SBIC I LP and SBIC I GP, see “Item 8 – Financial Statements and Supplementary Data - Note 4.” The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see “- Regulation—Small Business Investment Company Regulations.”

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

As of December 31, 2014, OFS had 37 full-time employees and 2 part-time employees. OFS is headquartered in Chicago, Illinois and also has additional offices in New York, New York and Los Angeles, California.

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

Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee. See “—Management and Other Agreements—Investment Advisory Agreement” for a discussion of the base management fee and incentive fee payable by us to OFS Advisor. The base management fee is based on our total assets (other than cash and cash equivalents and the intangible asset and goodwill resulting from the SBIC Acquisitions but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) and, therefore, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.

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

OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid, Jeff Cerny and Mark Hauser, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, averaging over 20 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have gained extensive experience investing in assets that will constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.

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

Market Opportunity

Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:

Large Target Market. According to the U.S. Census Bureau in its 2007 economic census, there were approximately 196,000 companies in the United States with annual revenues between $10 million and $2.5 billion, compared with 1,200 companies with revenues greater than $2.5 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the vast bulk of OFS’s portfolio companies since its inception, and constituted the vast bulk of our portfolio as of December 31, 2014. We believe that this market segment will continue to produce significant investment opportunities for us.

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

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in middle-market companies in the United States. Although we will continue to focus on investments in senior secured loans, including first lien, second lien, and unitranche loans, we have also expanded into additional asset classes in which the investment professionals of OFS Advisor have expertise, including investments in subordinated loans and, to a lesser extent, warrants and other minority equity securities. In particular, we believe that structured equity debt investments (i.e., senior secured unitranche loans, typically with warrant coverage, in companies with no financial sponsor) represent a significant growth opportunity offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might expect to receive under a traditional multi-tranche structure. We expect that our investments in the equity securities of portfolio companies, such as warrants, preferred stock, common stock and other equity interests, will principally be made in conjunction with our debt investments. Generally, we do not expect to make investments in companies or securities that OFS Advisor determines to be distressed investments (such as discounted debt instruments that have either experienced a default or have a significant potential for default), other than follow-on investments in portfolio companies of ours. We intend to continue to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries.

We target U.S. middle-market companies by utilizing our proprietary database of borrowers developed over OFS’s more than 19 years in lending to middle-market companies, as well as through OFS’s access to a network of financial institutions, private equity sponsors, investment banks, consultants and attorneys. A typical targeted borrower will exhibit certain of the following characteristics:

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

Due Diligence and Investment Process Overview

We employ a thorough and disciplined underwriting and due diligence process that is conducted in accordance with established credit policies and procedures and that is focused on investment recovery. Our process involves a comprehensive analysis of a prospective portfolio company’s market, operational, financial, and legal position, as well as its future prospects. In addition to our own analysis, we may use the services of third parties for environmental reviews, quality of earnings reports, industry surveys, background checks on key managers, and insurance reviews.

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

As of December 31, 2014, we had debt investments in 61 portfolio companies, totaling $294.2 million at fair value, of which $13.6 million, $272.4 million, $7.4 million, $0.0 million, and $0.8 million were rated 2, 3, 4, 5, and 6, respectively.

Investment Committees

The purpose of our investment committees is to evaluate and approve our prospective investments, subject at all times to the oversight of our board of directors.

OFS Advisor’s investment committee, or the Advisor Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey Cerny, Peter Fidler, Mark Hauser, Bilal Rashid, and Peter Rothschild, is responsible for our overall asset allocation decisions, as well as approval of all of investments made by us directly or through OFS Capital WM, LLC (“OFS Capital WM”). Certain members of the Advisor Investment Committee perform a similar role for other investments managed by OFS and its affiliates.

The investment committee for the SBIC, or the SBIC Investment Committee, which is comprised of Peter Fidler, Mark Hauser, Glenn Pittson, and Peter Rothschild, (and, together with the Advisor Investment Committee, the Investment Committees), is responsible for approval of all of investments made by SBIC I LP. Any investment decision on the part of SBIC I LP requires the unanimous approval of the SBIC Investment Committee.

The process employed by the Investment Committees is intended to bring the diverse experience and perspectives of the committees’ members to the investment process. The Investment Committees serve to provide investment consistency and adherence to our core investment philosophy and policies. The Investment Committees also determine appropriate investment sizing and implement ongoing monitoring requirements.

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

Structure of Investments

We anticipate that our loan portfolio will continue to contain investments of the following types with the following typical characteristics:

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

Warrants and Other Minority Equity Securities. In some cases, we will also acquire a minority equity interest in the portfolio company in connection with making a loan, or receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

General Structuring Considerations. We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

•	selecting investments that we believe have a very low probability of loss;

•	requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk; and

•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We pursue an investment strategy focused primarily on investments in middle-market companies in the United States. We focus on investments in loans, in which OFS Advisor’s investment professionals have expertise, including investments in first-lien, unitranche, second-lien, and mezzanine loans and, to a lesser extent, on warrants and other minority equity securities. We seek to create a diverse portfolio by making investments in the securities of middle-market companies that we expect to range generally from $3.0 million to $25.0 million each, although we expect this investment size will vary proportionately with the size of our capital base.

As of December 31, 2014, our investment portfolio consisted of outstanding loans to 61 portfolio companies, totaling approximately $301.3 million in aggregate principal amount (including SBIC I LP’s $177.8 million in loans to 25 portfolio companies), of which 83% were senior secured loans and 17% were subordinated loans, as well as SBIC I LP’s approximately $18.0 million in equity investments, at fair value, At December 31, 2014, of the $18.0 million equity investments held by SBIC I LP, $17.1 million was invested in 15 portfolio companies in which SBIC I LP also held debt investments and $0.9 million was invested in one portfolio company in which SBIC I LP solely held an equity investment. Our investment portfolio encompassed a broad range of geographical regions and industries. As of December 31, 2014, we had unfunded commitments of $7.8 million to six portfolio companies, all of which were commitments of SBIC I LP. Set forth in the tables and charts below is selected information with respect to our portfolio as of December 31, 2014.

The following table summarizes the composition of our investment portfolio.

	As of December 31, 2014
	Commitment	Outstanding Principal	Fair Value
	(Dollar amounts in thousands)
Senior secured term loan	$252,471	$248,971	$241,773
Subordinated term loan	55,230	52,352	52,453
Senior secured revolver	1,094	-	(24)
Equity investments	18,396	N/A	18,032
	$327,191	$301,323	$312,234
Total # of Obligors	61	61	61

The following chart provides a regional breakdown of our debt investment portfolio as of December 31, 2014.

Our debt and equity investment portfolio’s three largest industries are Services: Business, Healthcare & Pharmaceuticals, and Capital Equipment, totaling approximately 50.7% of the investment portfolio. The following table summarizes our investment portfolio commitments by industry as of December 31, 2014.

	As of December 31, 2014
Industry	Commitment	Percent
	(Dollar amounts in thousands)
Aerospace & Defense	18,100	5.5%
Banking, Finance, Insurance & Real Estate	27,216	8.3
Capital Equipment	38,021	11.6
Chemicals, Plastics & Rubber	17,580	5.4
Construction & Building	12,574	3.9
Consumer goods: Non-durable	1,319	0.4
Containers, Packaging & Glass	4,009	1.2
Energy: Oil & Gas	2,810	0.9
Environmental Industries	7,577	2.3
Healthcare & Pharmaceuticals	49,862	15.2
High Tech Industries	7,630	2.3
Media: Advertising, Printing & Publishing	20,513	6.3
Media: Broadcasting & Subscription	3,592	1.1
Media: Diversified & Production	4,244	1.3
Metals & Mining	14,097	4.3
Retail	3,589	1.1
Services: Business	77,895	23.9
Services: Consumer	9,576	2.9
Telecommunications	6,987	2.1
	$327,191	100.0%

 The following table summarizes our debt investment portfolio by size of exposure.

	As of December 31, 2014
Debt Investment Size (in millions)	Commitment	Number
	(Dollar amounts in thousands)
$0 - $3	$35,555	15
$3 - $4	52,486	15
$4 - $5	67,292	15
$5 - $10	77,240	10
>$10	76,222	6
	$308,795	61

The following chart provides a breakdown of our debt investment portfolio by investment size as of December 31, 2014.

The following chart provides a breakdown of our debt investment portfolio by yield to fair value as of December 31, 2014.

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

Certain personnel of OFS conduct activities on our behalf directly through, and under the supervision of, OFS Advisor. OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us. Pursuant to a Staffing Agreement between OFSC and OFS Advisor, OFSC has agreed to provide OFS Advisor with the resources to fulfill its obligations under the Investment Advisory Agreement. These resources include staffing by experienced investment professionals and access to the senior investment personnel of OFSC, pursuant to which each member of the Advisor Investment Committee has committed to serve in such capacity (including Mr. Ressler, who is currently the Chairman of the Advisor Investment Committee). These personnel services are provided under the Staffing Agreement on a direct cost reimbursement basis to OFS Advisor.

Investment Advisory Agreement

Management and Incentive Fee

Pursuant to the Investment Advisory Agreement with OFS Advisor and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. For providing these services, OFS Advisor receives a fee from us, consisting of two components—a base management fee and an incentive fee. From the completion of our IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), adjusted for stock issuances and stock purchases, at the end of the two most recently completed calendar quarters. Beginning on November 1, 2013 and through March 31, 2014, pursuant to the Investment Advisory Agreement, the base management fee was calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), adjusted for stock issuances and stock purchases, at the end of the two most recently completed calendar quarters. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013. The base management fee is payable quarterly in arrears. Base management fees for any partial quarter are prorated based on the number of days in the quarter.

On May 5, 2014, we were notified by OFS Advisor that, effective as of April 1, 2014, it would reduce its base management fee by two-thirds for the balance of the 2014 fiscal year. Specifically, OFS Advisor agreed to reduce its base management fee from 0.4375% per quarter to 0.145833% per quarter for the second, third, and fourth quarters of 2014. Accordingly, the effective annual base management fee for the 2014 fiscal year will be equal to or less than 50% of the 1.75% required by our Investment Advisory Agreement with OFS Advisor, or not greater than 0.875%. OFS Advisor informed us that this reduction was made for the benefit of our shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions. The base management fee resumed to its 1.75% annual rate on January 1, 2015.

On June 30, 2014, OFS Advisor deferred the receipt of the first quarter of 2014 base management fee in the amount of approximately $1.0 million that would otherwise have been due from us by June 30, 2014, until further determination by OFS Advisor. In addition, on June 30, 2014, OFS Advisor deferred the receipt of the second quarter of 2014 base management fee in the amount of $341 thousand, that would otherwise have been due from us by September 30, 2014, until further determination by OFS Advisor. The Investment Advisor informed the Company that the deferral of the fee was made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions. On October 31, 2014, OFS Advisor informed us that it would not further defer the receipt of the base management fee for the first and second quarter of 2014. In addition, OFS Advisor informed us that the base management fee and incentive fee with respect to the third quarter of 2014 would not be deferred. On November 7, 2014, we paid OFS Advisor the outstanding base management fee and incentive fee for the first three quarters of 2014 in the aggregate amount of approximately $2.5 million.

For the years ended December 31, 2014 and 2013, and the period from November 8, 2012 to December 31, 2012, we incurred base management fee expenses of approximately $2.2 million, $2.4 million, and $286 thousand respectively.

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

The Investment Advisor has elected to exclude from the Capital Gain Fee calculation any incentive fee that would be owed in respect of the realized gain on step acquisition resulting from Tamarix Acquisitions. We incurred an incentive fee of approximately $1.3 million for the year ended December 31, 2014. We did not incur any incentive fee expenses for the year ended December 31, 2013 or for the period November 8, 2012 through December 31, 2012.

Examples of Incentive Fee Calculation

Example 1—Income Related Portion of Incentive Fee:

Assumptions

•	Hurdle rate(1) = 2.0%

•	Management fee(2) = 0.44%

•	Other estimated expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

(1)	Represents a quarter of the 8.0% annualized hurdle rate.

(2)	Represents a quarter of the 1.75% annualized management fee, which became effective October 31, 2013.

(3)	Excludes estimated offering expenses.

Alternative 1

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 0.61%

Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no incentive fee.

Alternative 2

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.80%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.16%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.5%))

	=	(100% ×(2.16%) – 2.0%)) + 0%

	=	100% × 0.16%

	=	0.16%

Alternative 3

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.86%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.5%))

	=	(100% × (2.5% – 2.0%)) + (20% × (2.86% – 2.5%))

	=	0.5% + (20% × 0.36%)

	=	0.5% + 0.07%

	=	0.57%

Example 2—Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A is sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None (no sales transactions)

•	Year 2: $6 million (20% multiplied by $30 million realized capital gains on sale of Investment A)

•	Year 3: None; $5 million (20% multiplied by $30 million cumulative realized capital gains less $5 million cumulative unrealized capital depreciation) less $6 million (Capital Gains Fee paid in Year 2)

•	Year 4: $200,000; $6.2 million (20% multiplied by $31 million cumulative realized capital gains) less $6 million (Capital Gains Fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None (no sales transactions)

•	Year 2: $5 million (20% multiplied by $30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

•	Year 3: $1.4 million; $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains on Investment A and Investment C less $3 million cumulative unrealized capital depreciation on Investment B)) less $5 million (Capital Gains Fee paid in Year 2)

•	Year 4: $0.6 million; $7 million (20% multiplied by $35 million (cumulative realized capital gains on Investment A and Investment C)) less $6.4 million (cumulative Capital Gains Fee paid in all prior years)

•	Year 5: None; $5 million (20% multiplied by $25 million ($35 million cumulative realized capital gains on Investments A and C less $10 million realized capital losses on Investment B)) less $7 million (cumulative Capital Gains Fee paid in all prior years))

Payment of Our Expenses

Our primary operating expenses include interest expense due under the OFS Capital WM credit facility (“OFS Capital WM Credit Facility”) and SBA debentures, the payment of fees to OFS Advisor under the Investment Advisory Agreement, management fees payable to the loan manager under the OFS Capital WM Credit Facility, professional fees, and our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

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

Indemnification

The Investment Advisory Agreement provides that OFS Advisor and its affiliates and its affiliates’ respective officers, directors, members, managers, shareholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties, or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement.

Board Approval of the Investment Advisory Agreement

Our board, including our independent directors, approved the Investment Advisory Agreement at a meeting held on November 4, 2014. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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

On June 30, 2014, OFS Services deferred the receipt of the first quarter of 2014 administrative fee in the amount of approximately $475 thousand that would otherwise have been due from us by June 30, 2014, until further determination by OFS Services. In addition, on June 30, 2014, OFS Services deferred the receipt of the second quarter of 2014 administrative fee in the amount of $285 thousand that would otherwise have been due from us by September 30, 2014, until further determination by OFS Services. The Administrator informed the Company that the deferral of the fee was made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions. On October 31, 2014, OFS Services informed us that it would not further defer the receipt of the administrative fee for the first and second quarter of 2014. In addition, OFS Services informed us that the administrative fee with respect to the third quarter of 2014 would not be deferred. On November 7, 2014, we paid OFS Services the outstanding administrative fees for the first three quarters of 2014 in the aggregate amount of approximately $1.0 million.

For the years ended December 31, 2014 and 2013, and the period November 8, 2012 through December 31, 2012, we incurred administration fee expenses of approximately $1.2 million, $938 thousand and $110 thousand, respectively.

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

Previously, legislation was introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation provides for (i) increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

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

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our shareholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of OFS Capital and its shareholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

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

Proxy Voting Records

You may obtain information about how we voted proxies for OFS Capital, free of charge, by making a written request for proxy voting information to: OFS Capital Corporation, 10 S. Wacker Drive, Suite 2500, Chicago, Illinois 60606, Attention: Investor Relations, or by calling OFS Capital Corporation at (847) 734-2060. The SEC also maintains a website at http://www.sec.gov that contains such information.

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

SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $225 million. A proposed bill would increase the total SBIC leverage capacity for affiliated SBIC funds from $225 million to $350 million. However, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

The investments of an SBIC are limited to loans to and equity securities of eligible small businesses. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller concerns,” as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years.

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

Exemptive Relief

On November 26, 2013, we received an exemptive order which allows us to exclude SBA guaranteed indebtedness from the definition of senior securities in our statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.

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

We may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. In connection with our election to be regulated as a BDC, we will not be permitted to co-invest with other funds managed by OFSAM or one of its affiliates in certain types of negotiated investment transactions unless we receive exemptive relief from the SEC permitting us to do so. Moreover, we may be limited in our ability to make follow-on investments or liquidate our existing equity investments in such companies. Although we may apply to the SEC for exemptive relief to permit such co-investment and liquidity transactions, subject to certain conditions, we cannot be certain that our application for such relief would be granted or what conditions would be placed on such relief.

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

Material U.S.. Federal income tax considerations

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

We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFS senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, Jeffrey Cerny, Senior Managing Director and Treasurer of OFSC and Mark Hauser, Senior Managing Director of OFSC. Each of these individuals is an employee at will of OFSC and, with the exception of Mr. Hauser, is not subject to an employment contract. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM and Chairman of the Advisor Investment Committee pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.

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

OFS Advisor is a subsidiary of OFSAM that has no employees and depends upon access to the investment professionals and other resources of OFS and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFS to obtain access to deal flow generated by the professionals of OFS and its affiliates. Under a Staffing Agreement between OFSC, a subsidiary of OFSAM that employs OFS’s personnel, and OFS Advisor, OFSC has agreed to provide OFS Advisor with the resources necessary to fulfill these obligations. The Staffing Agreement provides that OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel of OFSC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure shareholders that OFSC will fulfill its obligations under the agreement. If OFSC fails to perform, we cannot assure shareholders that OFS Advisor will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OFSC and its affiliates or their information and deal flow.

The investment committees that oversee our investment activities are provided by OFS Advisor under the Investment Advisory Agreement, as well as by SBIC I GP. The Advisor Investment Committee consists of Richard Ressler (Chairman), Jeffrey Cerny, Peter Fidler, Mark Hauser, Bilal Rashid, and Peter Rothschild. The SBIC Investment Committee consists of Mark Hauser, Glenn Pittson, Peter Rothschild, and Peter Fidler. The loss of any member of the Investment Committees or of other OFS senior professionals could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operation.

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

A substantial portion of our senior secured loan portfolio was purchased by OFS Capital WM, our wholly-owned subsidiary, using borrowed funds and is serviced by an unaffiliated loan manager.

OFS Capital WM finances its loan portfolio using funds borrowed under the OFS Capital WM Credit Facility. While investors in OFS Capital benefit from the loan assets sold to OFS Capital WM by virtue of our ownership of 100% of the equity interests in OFS Capital WM, they are also exposed to the risks associated with those assets. For example, the lender has a first lien on the loan assets sold to OFS Capital WM and will have a superior claim to our claim as an equity holder in any liquidation of OFS Capital WM. In addition, the lender has a first lien on our equity interests in OFS Capital WM and will have a superior claim to a claim by our investors on those equity interests in any liquidation of OFS Capital. Additionally, OFS Capital WM is serviced by an affiliate of Madison Capital Funding, LLC, or Madison Capital, (an indirect wholly-owned subsidiary of New York Life Investments), as loan manager, pursuant to the OFS Capital WM Credit Facility documentation, which prescribes the order in which payments are to be applied and contains other contractual restrictions. Accordingly, our success depends, to a certain degree, on the administration of OFS Capital WM’s portfolio by an unaffiliated loan manager. If the loan manager is unable to generate sufficient returns to permit payments to us under the OFS Capital WM Credit Facility documentation or defaults in its obligation thereunder, we could be materially and adversely affected.

As a result of the amendments to OFS Capital WM Credit Facility in 2012 (“WM 2012 Credit Facility Amendments”), we have substantial additional input into certain key management decisions with respect to OFS Capital WM’s portfolio companies, including decisions with respect to amendments to or modifications of the investments in these entities, or noticing or waiving of defaults or accelerating portfolio loans. While the loan manager for OFS Capital WM is not required to follow our recommendations, if we make a recommendation with which the loan manager disagrees, the loan manager must at our direction commence a process to sell the applicable investment, subject to our right to control the negotiations for such sale and to suspend any such sales process.

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

OFS Advisor and its affiliates manage other assets and CLO funds and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. The members of the Investment Committees serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our shareholders. OFS Advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:

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

In the course of our investing activities, we will pay management and incentive fees to OFS Advisor. The base management fee is based on our total assets (other than cash and cash equivalents and the intangible asset and goodwill resulting from the SBIC Acquisitions but including assets purchased with borrowed amounts and including assets owned by any consolidated entity). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including any assets owned by any consolidated entity, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interests associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, OFS Advisor or its affiliates may from time to time have interests that differ from those of our shareholders, giving rise to a conflict.

We may pay an incentive fee on income we do not receive in cash.

The part of the incentive fee payable to OFS Advisor that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for OFS Advisor to the extent that it may encourage OFS Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. OFS Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because OFS Advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

To the extent PIK interest and PIK dividends constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include contractual PIK interest or PIK dividends, which represents contractual interest or dividends added to a loan balance or equity security and due at the end of such loan’s or equity security’s term. To the extent PIK interest and PIK dividends constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash. Such risks include:

•	The higher interest or dividend rates of PIK instruments reflect the payment deferral and increased risk associated with these instruments, and PIK instruments often represent a significantly higher risk than non-PIK instruments.
•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•	PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income may also create uncertainty about the source of our cash distributions.
•	For accounting purposes, any cash distributions to shareholders representing PIK income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing PIK income could be paid out of amounts invested by our shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.
•	PIK interest or dividends have the effect of generating investment income at a compounding rate, thereby further increasing the incentive fees payable to OFS Advisor. Similarly, all things being equal, the deferral associated with PIK interest or dividends also decreases the investment principal-to-value ratio at a compounding rate.

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

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to OFS Advisor, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we could choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with OFS Advisor, OFS Services and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our shareholders.

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

Because we have elected to be treated as a BDC under the 1940 Act, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which we and one or more of our affiliates are engaging together in certain types of profit-making activities. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from engaging in purchases or sales of assets or joint transactions with such affiliates, absent the prior approval of our independent directors. Additionally, without the approval of the SEC, we are prohibited from engaging in purchases or sales of assets or joint transactions with the following affiliated persons: (a) our officers, directors, and employees; (b) OFS Advisor and its affiliates; and (c) OFSAM or its affiliates.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain “joint transactions” between entities that share a common investment adviser. In connection with our election to be regulated as a BDC, we will not be permitted to co-invest with other funds managed by OFSAM or one of its affiliates in certain types of negotiated investment transactions unless we receive exemptive relief from the SEC permitting us to do so. Although we may apply to the SEC for exemptive relief to permit such co-investment and liquidity transactions, subject to certain conditions, we cannot be certain that any application for such relief would be granted or what conditions would be placed on such relief.

SBA regulations limit the outstanding dollar amount of SBA guaranteed debenture funding that may be received by an SBIC or group of SBICs under common control.

SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $225 million. A bill proposed in the U.S. House of Representatives would increase the total SBIC leverage capacity for affiliated SBIC funds from $225 million to $350 million. However, the ultimate form and likely outcome of such legislation, if reintroduced, or any similar legislation cannot be predicted.

We cannot presently predict whether or not we will borrow the maximum permitted amount; if we reach the maximum dollar amount of SBA guaranteed debentures permitted, and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, SBIC I LP’s status as an SBIC does not automatically assure that it will receive SBA guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon whether SBIC I LP is and continues to be in compliance with SBA regulations and policies and whether funding is available. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by SBIC I LP. As of December 31, 2014, the Company had fully funded its $75.0 million commitment to SBIC I LP. As of December 31, 2014, SBIC I LP had leverage commitments of approximately $149.9 million from the SBA, and $127.3 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $22.6 million, under present SBIC regulations.

SBIC I LP is subject to SBA regulations.

Our investment strategy includes SBIC I LP, which is regulated by the SBA. On December 4, 2013, we acquired the remaining limited and general partnership interests of SBIC I LP that we did not already own, which resulted in SBIC I LP becoming our wholly-owned subsidiary.

The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of leverage commitments by the SBA and other customary procedures. Prior to becoming our wholly-owned subsidiary, SBIC I LP had received $67.3 million in SBA leverage commitments. In July 2014, the Company funded the remaining $13.6 million of its $75 million commitment to SBIC I LP. As of December 31, 2014, SBIC I LP had leverage commitments of approximately $149.9 million from the SBA, and $127.3 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $22.6 million under present SBIC regulations. However, receipt of SBA-guaranteed debenture funding is subject to SBIC I LP’s compliance with SBA regulations and policies. We cannot assure shareholders that SBIC I LP will satisfy the conditions to receive such funding or that it will otherwise be able to make additional draws on its existing commitment from the SBA.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the management fee payable to OFS Advisor is payable based on our total assets (other than cash and cash equivalents and goodwill and intangible assets related to the SBIC Acquisitions but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), OFS Advisor will have a financial incentive to incur leverage which may not be consistent with our shareholders’ interests. In addition, our common shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to OFS Advisor.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	-28%	-16%	-5%	6%	18%

(1)	Assumes $312.2 million in investments at fair value, $199.9 million in debt outstanding, $137.5 million in net assets and an average cost of funds of 3.53%. Assumptions are based on our financial condition and our average cost of funds at December 31, 2014.

Based on our outstanding indebtedness of $199.9 million as of December 31, 2014 and the average cost of funds of 3.53% as of that date, our investment portfolio must experience an annual return of at least 2.26% to cover interest payments on the outstanding debt.

To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money or issue preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common shareholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common shareholders, and preferred shareholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

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

We have elected to be treated as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain RIC status. As a RIC, we are not required to pay corporate-level federal income taxes on our income and capital gains distributed (or deemed distributed) to our shareholders. To continue to qualify as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our shareholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders on an annual basis. We will be subject, to the extent we use debt financing or preferred stock, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify and maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify, as a RIC for any reason and become subject to corporate-level federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”

Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.

In order for us to continue to maintain our status as a RIC and to minimize corporate-level taxes, we are required to distribute on an annual basis substantially all of our taxable income, which includes income from our subsidiaries and portfolio companies. As a substantial portion of our investments are made through OFS Capital WM and SBIC I LP, we are substantially dependent on those entities for cash distributions to enable us to maintain the RIC distribution requirements. SBIC I LP may be limited by the Small Business Investment Act of 1958 and SBA regulations governing SBICs from making certain distributions to us that may be necessary to enable us to continue to qualify as a RIC. We may have to request a waiver of the SBA’s restrictions for SBIC I LP to make certain distributions to maintain our status as a RIC and we cannot assure shareholders that the SBA will grant such waiver. Additionally, OFS Capital WM is managed by an unaffiliated loan manager pursuant to the OFS Capital WM Credit Facility documentation, which prescribes the order in which payments are to be applied and contains other contractual restrictions. Accordingly, we cannot assure shareholders that OFS Capital WM will make distributions to us. If our subsidiaries and portfolio companies are unable to make distributions to us, this may result in loss of RIC status and a consequent imposition of a corporate-level federal income tax on us.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we purchase assets at a discount, receive warrants in connection with the making of a loan or in other circumstances, or through contracted PIK interest or dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash), which represents contractual interest or dividends added to the loan balance or equity security and due at the end of the investment term. Such OID, which could be significant relative to our overall investment activities, or increases in loan or equity investment balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our shareholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without shareholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

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

As of December 31, 2014, we had debt outstanding in the amount of $199.9 million. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek a credit facility to finance investments and potentially for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all, or that SBIC I LP will be able to borrow additional funds. We have received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from our definition of senior securities in our statutory 200% asset coverage ratio under the 1940 Act.

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

Various events could negatively impact the value of our investment in OFS Capital WM (and, as a result, a shareholder’s investment in us), including an event of default under the OFS Capital WM Credit Facility documentation and the substantive consolidation of OFS Capital WM with us.

The OFS Capital WM Credit Facility documentation contains several events of default, including breaches of representations and warranties by us, OFS Capital WM or Madison Capital (an indirect wholly-owned subsidiary of New York Life Investments) and breaches of covenants that prohibit certain actions by us, OFS Capital WM, Madison Capital or the affiliate of Madison Capital that acts as loan manager for OFS Capital WM. If an event of default were to occur, the trustee, at the request of the controlling lender, may accelerate the outstanding indebtedness under the OFS Capital WM Credit Facility and may enforce its rights in the collateral securing the facility. As we have pledged our equity interest in OFS Capital WM as security for the obligations under the OFS Capital WM Credit Facility, we may lose all or a portion of our investment in OFS Capital WM if an event of default occurs. Breaches of the OFS Capital WM Credit Facility documentation that fall short of an event of default could also negatively impact the value of our equity interest in OFS Capital WM and the value of our shareholders’ investment in OFS Capital.

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

Our business is highly dependent on the communications and information systems of OFS Advisor and its affiliates as well as third parties. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts; and
•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our shareholders.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

Many of our portfolio investments, including those of our subsidiaries, take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. Most of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (ASC Topic 820). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information is result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of two independent service providers to review the valuation of these securities. The types of factors that the board of directors takes into account in determining the fair value of our investments generally include, as appropriate, comparison to third-party yield benchmarks and comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels, including those that govern BDCs, RICs, SBICs or non-depository commercial lenders. These laws and regulations, including applicable accounting standards, as well as their interpretation, may change from time to time, and new laws, regulations, accounting standards and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.

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

On July 21, 2010, the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was signed into law. Although passage of the Dodd-Frank Act has resulted in extensive rulemaking and regulatory changes that affect us and the financial industry as a whole, many of its provisions remain subject to extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

Proposed legislation may allow us to incur additional leverage.

Legislation introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation provides for (i) increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be reintroduced and enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

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

Our board of directors may change our investment objective, operating policies and strategies without prior notice or shareholder approval.

Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior shareholder approval except by judicial action. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

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

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our securities.

Under current SEC rules, beginning with our fiscal year ended December 31, 2013, we have been required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. We are required to review our internal control over financial reporting on an annual basis, and evaluate and disclose changes in our internal control over financial reporting on a quarterly and annual basis.

As a result, we expect to continue to incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities may be adversely affected.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. While the capital markets have improved, these conditions could deteriorate again in the future. During such market disruptions, we may have difficulty raising debt or equity capital, especially as a result of regulatory constraints.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent United States and global economic downturn, or a return to the recessionary period in the United States, could adversely impact our investments. We cannot predict the duration of the effects related to these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Our investments in leveraged portfolio companies may be risky, and investors could lose all or part of their investment.

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

Our investments in lower credit quality obligations are risky and highly speculative, and we could lose all or part of our investment.

Most of our debt investments are likely to be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment or may be unrated but determined by OFS Advisor to be of comparable quality. Debt securities rated below investment grade are commonly referred to as “junk bonds” and are considered speculative with respect to the issuer’s capacity to pay interest and repay principal. The debt in which we invest typically is not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

Investment in lower grade investments involves a substantial risk of loss. Lower grade securities or comparable unrated securities are considered predominantly speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, your investment in our company is subject to the following specific risks: increased price sensitivity to a deteriorating economic environment; greater risk of loss due to default or declining credit quality; adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and if a negative perception of the lower grade debt market develops, the price and liquidity of lower grade securities may be depressed. This negative perception could last for a significant period of time.

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

If we obtain a control investment in a portfolio company, our ability to divest ourselves from a debt or equity investment could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

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

We are classified as a non-diversified management investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

We generally do not hold controlling equity positions in our portfolio companies. For portfolio companies in which we do not hold a controlling equity interest, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments. As a result of the WM 2012 Credit Facility Amendments, as defined below, see “The Company — Our Investment in OFS Capital WM,” we have substantial additional input into certain key management decisions with respect to OFS Capital WM’s portfolio companies, including decisions with respect to amendments to or modifications of the investments in these entities, or noticing or waiving of defaults or accelerating portfolio loans. While the loan manager for OFS Capital WM is not required to follow our recommendations, if we make a recommendation with which the loan manager disagrees, the loan manager must at our direction commence a process to sell the applicable investment, subject to our right to control the negotiations for such sale and to suspend any such sales process.

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

We have invested a substantial portion of our capital in senior secured, unitranche, second-lien and mezzanine loans issued by our portfolio companies. The portfolio companies may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing first-priority debt of such companies. The senior secured liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, would only have an unsecured claim against the portfolio company’s remaining assets, if any.

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

Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our board of directors in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its affiliates’ respective officers, directors, members, managers, shareholders and employees will not be liable to us, any subsidiary of ours, our directors, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its affiliates’ respective officers, directors, members, managers, shareholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

When we invest in senior secured, unitranche, second-lien and mezzanine loans, we may acquire warrants or other equity securities of portfolio companies as well. We also invest in equity securities directly. To the extent we hold equity investments, except as described below, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. In the case of OFS Capital WM and SBIC I LP, our wholly-owned subsidiaries, we will not receive direct benefits from the sale of assets in their portfolios. Rather, our return on our investment in such assets will depend on the ability of OFS Capital WM’s and SBIC I LP’s portfolios to generate cash flow in excess of payments required, as appropriate, to be made to other parties under the terms of the OFS Capital WM Credit Facility documentation or the SBA debentures, and distribution of the excess to us.

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

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. A return of capital is a return to shareholders of a portion of their original investment in us rather than income or capital gains. See “Item 1. Business - Material U.S. Federal Income Tax Considerations.”

The market price of our common stock may fluctuate significantly.

As with any stock, the market price of our common stock will fluctuate with market conditions and other factors. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•	exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock;
•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, SBICs or BDCs;
•	loss of RIC or BDC status;
•	failure of SBIC I LP to maintain its status as an SBIC;
•	changes or perceived changes in earnings or variations in operating results;
•	changes or perceived changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of OFS Advisor’s, OFSC’s or any of their affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our shareholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2014, our net asset value per share was $14.24. The daily average closing price of our shares on the Nasdaq Global Market for the year ended December 31, 2014 was $11.78. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own or lease any real estate or other physical properties material to our operation. Our headquarters are located at 10 S. Wacker Drive, Suite 2500, Chicago, IL, 60606, and are provided by OFS Services pursuant to the Administration Agreement. Additional operations are conducted from offices in New York, New York and Los Angeles, California, which are also provided by OFS Services pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as we contemplate continuing to conduct it.

Item 3.	Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2014. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “OFS.” The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Global Market and our net asset value per share as determined as of the last day of each quarter since our common stock began trading on the Nasdaq Global Market on November 8, 2012 through December 31. 2014:

		Closing Price Range
Period	NAV (1)	High	Low
Fiscal 2014
Fourth Quarter	$14.24	$12.45	$11.26
Third Quarter	14.22	13.11	12.07
Second Quarter	14.17	13.00	12.30
First Quarter	14.45	13.37	11.92

Fiscal 2013
Fourth Quarter	14.58	$12.95	$11.59
Third Quarter	14.46	12.66	11.66
Second Quarter	14.76	14.54	11.18
First Quarter	14.76	14.54	13.87

Fiscal 2012
Fourth Quarter (2)	$14.80	$14.37	$12.88

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Period from November 8, 2012 through December 31, 2012 (excludes IPO price of $15.00).

The last reported sale price for our common stock on the Nasdaq Global Select Market on March 3, 2015 was $12.01 per share. We were added to the NASDAQ Global Select Market beginning January 2, 2014. As of March 3 2015, there were two holders of record of the common stock, one of which was OFSAM. The other holder of record does not identify shareholders for whom shares are held beneficially in “nominee” or “street name.”

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

Issuer Purchases of Equity Securities

For the years ended December 31, 2014, 2013 and 2012, we did not purchase any shares of our common stock in the open market.

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 1000 Index and the SNL U.S. RICs Index, for the period from November 8, 2012, the date our common stock began trading on the Nasdaq Global Market, through December 31, 2014. The graph assumes that, on November 8, 2012, a person invested $100 in our common stock, the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index. The graph measures total shareholder return, which takes into account changes in stock price and assumes reinvestment of all dividends and distributions prior to any tax effect.

OFS Capital Corporation

Total Return Performance
175
150
125
100
75
50
Index Value
OFS Capital Corporation
S&P 500
SNL U.S. RICs
Russell 1000
11/08/12
12/31/12
03/28/13
06/28/13
09/30/13
12/31/13
03/31/14
06/30/14
09/30/14
12/31/14

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

The following table summarizes our distributions declared and paid on all shares since inception to date:

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Total Amount

Fiscal 2014
November 4, 2014	December 17, 2014	December 31, 2014	$0.34	$3,278
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,276
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,275
January 21, 2014	January 31, 2014	February 14, 2014	0.34	3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)	Represented the dividend declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after the IPO in November 2012, would have been $0.34 per share.
(2)	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of December 31, 2012 (for the period November 8, 2012 through December 31, 2012), March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, and December 31, 2014, the Company estimated that approximately zero, $0.18, $0.19, $0.18, zero, $0.19, $0.12, $0.04, and $0.11, respectively, would have represented a return of capital.

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

Distributions in excess of our current and accumulated earnings and profits generally are treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions is treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For dividends and distributions paid during the year ended December 31, 2014, out of our approximately $13.1 million of distributions, approximately 66% represented ordinary income and 34% represented a return of capital.

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

The following selected financial and other data for the year ended December 31, 2014 are derived from our consolidated financial statements that have been audited by BDO USA, LLP, our independent auditors. Selected financial and other data for the year ended December 31, 2013, the period November 8, 2012 through December 31, 2012, the period January 1, 2012 through November 7, 2012, and the years ended December 31, 2011 and 2010 are derived from our consolidated financial statements that have been audited by McGladrey LLP, previously our independent auditors. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K.

	Post-IPO as a Business Development Company			Pre-IPO Prior to becoming a Business Development Company
	For the Years Ended December 31,		For the Period November 8, 2012 through December 31,	For the Period January 1, 2012 through November 7,	For the Years Ended December 31,
	2014	2013	2012	2012	2012 (1)	2011	2010
			(Amounts in thousands, except per share data)
Statement of Operations Data:
Total investment income	$22,820	$17,070	$2,593	$10,839	$13,432	$1,772	$10,438
Total expenses	13,685	11,352	1,932	7,405	9,337	2,635	7,466
Net investment income (expenses)	9,135	5,718	661	3,434	4,095	(863)	2,972
Net realized gain (loss) on non-control/non-affiliate investments	199	87	-	(1,112)	(1,112)	-	-
Net realized gain on affiliate investment	28	-	-	-	-	-	-
Net realized loss on control investment	(3,586)	-	-	-	-	-
Realized gain from Tamarix Acquisitions	-	2,742	-	-	-	-	-
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	534	367	(222)	161	(61)	(156)	19
Net change in unrealized appreciation/depreciation on affiliate investments	1,880	511	(41)	-	(41)	-	-
Net change in unrealized depreciation on control investment	1,750	(1,750)	-	-	-	-	-
Other income (loss) prior to becoming a business development company	-	-	-	3,113	3,113	(1,168)	2,248
Cumulative effect of accounting change	-	-	(348)	570	222	-	-
Extraordinary gain (loss)	-	-	873	(873)	-	-	-
Net increase (decrease) in net assets resulting from operations	9,940	7,675	923	5,293	6,216	(2,187)	5,239
Per share data:
Net asset value	$14.24	$14.58	$14.80	N/A	N/A	N/A	N/A
Net investment income	0.95	0.59	0.07	N/A	N/A	N/A	N/A
Net realized gain on non-control/non-affiliate investments	0.02	0.01	-	N/A	N/A	N/A	N/A
Net realized gain on affiliate investment	-	-	-	N/A	N/A	N/A	N/A
Net realized loss on control investment	(0.37)	-	-	N/A	N/A	N/A	N/A
Realized gain from Tamarix Acquisitions	-	0.29	-	N/A	N/A	N/A	N/A
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	0.05	0.04	(0.02)	N/A	N/A	N/A	N/A
Net change in unrealized appreciation/depreciation on affiliate investments	0.19	0.05	-	N/A	N/A	N/A	N/A
Net change in unrealized depreciation on control investment	0.18	(0.18)	-	N/A	N/A	N/A	N/A
Net increase in net assets resulting from operations	1.03	0.80	0.10	N/A	N/A	N/A	N/A
Dividends and distributions declared (4)	1.36	1.02	0.17	N/A	N/A	N/A	N/A
Balance sheet data at period end:
Investments, at fair value/book value	$312,234	$237,919	$232,199	N/A	$232,199	$59,379	$150,477
Cash and cash equivalents	12,447	28,569	8,270	N/A	8,270	814	942
Restricted cash and cash equivalents	-	450	623	N/A	623	-	-
Other assets	16,795	12,149	4,457	N/A	4,457	4,721	2,651
Total assets	341,476	279,087	245,549	N/A	245,549	64,914	154,070
Debt	199,907	134,955	99,224	N/A	99,224	-	81,351
Total liabilities	204,005	138,709	103,750	N/A	103,750	10,195	84,548
Total net assets/member's equity	137,471	140,378	141,799	N/A	141,799	54,719	69,522
Other data (unaudited):
Weighted average annualized yield on income producing investments at fair value (2)	9.56%	8.53%	N/A	N/A	7.64%	8.41%	7.56%
Number of portfolio companies at period end (3)	62	58	59	N/A	59	51	38

(1)	The consolidated statement of operations for the year ended December 31, 2012 included the Company's Pre-IPO and Post-IPO operations during 2012.
(2)	Weighted average annualized yield on income producing investments at fair value for the year ended December 31, 2011 and 2010 gives pro forma effect to OFS Capital’s consolidation of OFS Capital WM as a result of the WM 2012 Credit Facility Amendments, as if the consolidation took place at December 31, 2011 and 2010, respectively. Weighted average annualized yield on income producing investments at fair value for the year ended December 31, 2010 also gives effect to the sale accounting adjustment related to OFS Capital’s sale of its loan portfolio to OFS Capital WM on September 28, 2010, as if the accounting adjustment took place at December 31, 2010.
(3)	The number of portfolio companies at December 31, 2011 and 2010 gives pro forma effect to OFS Capital's consolidation of OFS Capital WM as a result of the WM 2012 Credit Facility Amendments, as if the consolidation took place at December 31, 2011 and 2010, respectively.
(4)	If the tax characteristics of these distributions were determined as of December 31, 2014, 2013, and 2012 (for the period November 8, 2012 through December 31, 2012), the Company estimated that approximately $0.46, $0.34, and zero, out of the distributions of $1.36, $1.02, and $0.17, respectively, represented return of capital, as of December 31, 2014, 2013, and 2012, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2014, our investment portfolio consisted of outstanding loans of approximately $301.3 million in aggregate principal amount in 61 portfolio companies, of which $177.8 million in aggregate principal amount was held by SBIC I LP, our wholly-owned SBIC subsidiary, in 25 portfolio companies, as well as equity investments of approximately $18.0 million, at fair value, held by SBIC I LP. As of December 31, 2014, 77% of our investment portfolio was comprised of senior secured loans, 17% of subordinated loans and 6% of equity investments, at fair value.

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

Our investment activities are managed by OFS Advisor, and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement between us and OFS Advisor, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), adjusted for any share issuances or repurchases during the quarter, as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013. We have also entered into an Administration Agreement with OFS Services, our Administrator. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to policies reviewed and approved by our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement.

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

Transactions with SBIC I LP prior to our IPO. Prior to May 10, 2012, we were deemed to be the primary beneficiary of SBIC I LP and, therefore, in accordance with Accounting Standards Codification Topic 810, or ASC Topic 810, the financial statements of SBIC I LP were consolidated with ours. On May 10, 2012, as a result of SBIC I LP’s receipt of an SBIC license, we became a 68.4% limited partner in SBIC I LP and were deemed, under the applicable accounting literature, to continue to hold a controlling financial interest in SBIC I LP, as described more fully in our consolidated financial statements. Accordingly, we continued to consolidate the financial statements of SBIC I LP with ours at June 30, 2012. On July 27, 2012, however, SBIC I LP repaid its loans together with accrued interest due to us in an aggregate amount of approximately $16.6 million, and the three investment professionals of SBIC I GP resigned from our affiliated entity. As a result, effective as of July 27, 2012, we deconsolidated SBIC I LP’s financial statements from our own, and accounted for our investment in SBIC I LP under the equity method of accounting (“Tamarix Deconsolidation”). From November 8, 2012, upon the completion of our IPO, until our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013, we accounted for our equity investment in SBIC I LP at fair value.

Acquisition of SBIC I LP & SBIC I GP Interests. On December 4, 2013, we purchased the remaining limited partnership interests in SBIC I LP (“SBIC I LP Acquisition”), making SBIC I LP a wholly owned subsidiary of OFS Capital. On December 4, 2013, OFS Capital also acquired all of the remaining membership interests in SBIC I GP (“SBIC I GP Acquisition”). The SBIC I LP Acquisition and SBIC I GP Acquisition are referred to collectively as the “SBIC Acquisitions”, or “Tamarix Acquisitions” (see Note 4 of our December 31, 2014 consolidated financial statements for more details). The transaction was finalized in January 2014. Upon the Tamarix Acquisitions, on December 4, 2013, we again consolidated the financial statements of both SBIC I LP and SBIC I GP into our financial statements.

WM 2012, 2013, and 2014 Credit Facility Amendments. Prior to the WM 2012 Credit Facility Amendments completed in March 2012, under generally accepted accounting principles, we did not consolidate OFS Capital WM’s financial statements into our financial statements, as we determined in accordance with ASC Topic 810 that, despite our owning 100% of the equity interests of OFS Capital WM, the loan manager was the primary beneficiary of OFS Capital WM. Therefore, prior to March 30, 2012, we recorded our equity interest in OFS Capital WM in our financial statements but did not consolidate OFS Capital WM’s financial statements with our own.

As a result of the WM 2012 Credit Facility Amendments, OFS Capital succeeded the loan manager to the controlling financial interest in OFS Capital WM. In light of this and other factors, we have consolidated the financial statements of OFS Capital WM into our financial statements as of March 30, 2012. The WM 2012 Credit Facility Amendments were entered into in light of OFS Capital WM having made investments which utilized the substantial majority of its borrowing capacity under the OFS Capital WM Facility. Accordingly, it was determined that the management of an existing portfolio of investment assets, as opposed to buying and originating activities, would constitute the activities that most significantly impact OFS Capital WM’s economic performance.

On January 22, 2013, the OFS Capital WM Credit Facility was amended, pursuant to which the Class B Facility, which had no outstanding borrowings, was terminated. As a result, the OFS Capital WM Credit Facility commitment was reduced from $180.0 million to $135.0 million.

On November 22, 2013, the OFS Capital WM Credit Facility was further amended. Pursuant to the amendment, (1) the loan with Wells Fargo was extended to December 31, 2018; (2) the reinvestment period for the Wells Fargo loan was extended to December 31, 2015; (3) the accrued interest rate on outstanding Class A loans was reduced to the London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum, and (4) the advance rate on borrowings was increased from 65% to 70%. In connection with the amendment, OFS Capital WM incurred financing costs of approximately $1.2 million.

On January 17, 2014, the OFS Capital WM Credit Facility was further amended, pursuant to which the calculation of the borrowing base was adjusted and the minimum equity requirement was lowered from $65.0 million to $50.0 million, resulting in additional liquidity for the Company. No financing costs were incurred in connection with this amendment.

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

On November 18, 2014, OFS Capital WM elected to further reduce the maximum facility on the OFS Capital WM Credit Facility from $125.0 million to $100.0 million. No financing costs were incurred in connection with this facility reduction.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 820. At December 31, 2014, approximately 91% of our total assets represented investments in portfolio companies that are valued at fair value by our board of directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Our debt and equity securities are primarily comprised of investments in middle market companies whose securities are not publicly traded. Our investments in these portfolio companies are generally considered Level 3 assets under ASC Topic 820 because the inputs used to value the investments are generally unobservable. As such, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

With respect to investments for which sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, our board of directors undertakes, on a quarterly basis, unless otherwise noted, a multi-step valuation process, as described below:

•	For each debt investment, a basic credit rating review process is completed. The risk rating on every credit facility is reviewed and either reaffirmed or revised by the Advisor Investment Committee. This process establishes base information for the quarterly valuation process.

•	Each portfolio company or investment is valued by an investment professional.

•	The preliminary valuations are documented and are then submitted to the Advisor Investment Committee for ratification.

•	Third-party valuation firm(s) are engaged to provide valuation services as requested, by reviewing the preliminary valuations of the Advisor Investment Committee. The Advisor Investment Committee’s preliminary fair value conclusions on each of our assets, for which sufficient market quotations are not readily available are reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the audit committee of our board of directors or required by our valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of our board of directors.

•	The audit committee of our board of directors reviews the preliminary valuations of the Advisor Investment Committee and independent valuation firms, and, if appropriate, recommends the approval of the valuations by the board of directors.

•	Our board of directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of OFS Advisor, the audit committee, and where appropriate, the respective independent valuation firms.

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

As of December 31, 2014 and 2013, unamortized discounts and origination fees on debt investments amounted to $3.7 million and $3.1 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we recognized net loan origination fee income of $1.5 million, $1.5 million, and $1.0 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we recognized PIK interest income in the amount of $664 thousand, $37 thousand, and $193 thousand, respectively. To maintain its status as a RIC, we include non-cash interest income (and non-cash dividend income described below) in the amounts that must be paid out to our shareholders in the form of distributions.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution supported by tax-basis earnings and profits. Dividend income on preferred equity is accrued as earned. Such dividends on preferred equity securities could be payable in cash or in additional preferred securities and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reflected as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared are reflected in the investment account. We stop accruing dividends on our preferred equity securities when it is determined that the dividend is not collectible. We assess the collectability of the dividends based on factors including the fair value of the preferred equity security as well as the valuation of the portfolio company’s enterprise value. During the year ended December 31, 2014, we recognized preferred dividend income of $570 thousand, of which $445 thousand was contractually earned but not declared. For the year ended December 31, 2013 and 2012, we recognized preferred dividend income of $8 thousand and $69 thousand, respectively. In addition, we did not recognize any common stock dividend income during 2014, 2013 and 2012.

Fee Income: We may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Such revenue is recognized as the related services are rendered and amounted to $914 thousand, $135 thousand, and $37 thousand, for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Income: Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. Distribution of earnings from portfolio companies are evaluated to determine if the distribution is income or return of capital.

Investments are recorded at fair value. Our board of directors determines the fair value of our portfolio investments. After recording all appropriate interest and dividend income, some of which is reflected in the investment account as described above, we report changes in fair value of investments that are measured at fair value as a component of the net changes in unrealized appreciation/depreciation on investments in the consolidated statements of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has already been contractually added to the principal balance, is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. We had one non-accrual loan at December 31, 2014 and 2013, which was accounted for as of December 31, 2014 as a non-accrual cash method loan. The loan had an aggregate fair value of $801 thousand and $1.1 million at December 31, 2014 and 2013, respectively.

Principles of consolidation.

Our December 31, 2014 consolidated financial statements include the accounts of the OFS Capital and its wholly owned subsidiaries, OFS Capital WM, OFS Funding, LLC, SBIC I LP and SBIC I GP. We consolidate an affiliated subsidiary if we own more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. We also consolidate a variable interest entity (“VIE”) if we are the primary beneficiary in the VIE. Effective March 30, 2012, we consolidated the financial statements of OFS Capital WM into our own. Effective July 27, 2012, we deconsolidated the financial statements of SBIC I LP from our own. Effective December 4, 2013, we consolidated the financial statements of SBIC I LP and SBIC I GP into our own. See “Item 8 – Financial Statements and Supplementary Data – Note 3 and Note 4” for more detailed information.

Portfolio Composition and Investment Activity

Portfolio Composition

The total fair value of our investments was approximately $312.2 million at December 31, 2014 and approximately $237.9 million at December 31, 2013. Our investment portfolio as of December 31, 2014 consisted of outstanding loans to 61 portfolio companies, totaling approximately $301.3 million in aggregate principal amount (including SBIC I LP’s approximately $177.8 million in loans to 25 portfolio companies), of which 83% were senior secured loans and 17% were subordinated loans, as well as SBIC I LP’s approximately $18.0 million in equity investments, at fair value, in 15 portfolio companies in which it also held debt investments and one portfolio company in which it solely held an equity investment. Our investment portfolio encompassed a broad range of geographical regions within the United States and industries. As of December 31, 2014, we had unfunded commitments of $7.8 million to six portfolio companies, all of which were commitments of SBIC I LP. As of December 31, 2013, we had unfunded commitments of $4.8 million to three portfolio companies, two of which were commitments of SBIC I LP and one was a commitment of OFS Capital WM.

Investment Activity

For the year ended December 31, 2014, we closed new debt investments with 19 companies with an aggregate principal balance of $151.6 million and made follow-on debt investments of approximately $5.6 million in five existing portfolio companies, including an additional funding of $0.3 million under a delayed draw senior term loan facility. In addition, for the year ended December 31, 2014, we purchased new equity interests totaling approximately $6.1 million in four portfolio companies, made follow-on equity investments of approximately $0.5 million in two existing portfolio companies, and received warrants and LLC membership interest in connection with three new debt investment valued at approximately $1.1 million in total.

For the year ended December 31, 2014, we received approximately $79.6 million in proceeds from principal payments on debt investments, which included $2.9 million of principal payment received in connection with an investment restructuring in December 2014 (see below for more details).

For the year ended December 31, 2014, we sold two debt investments for approximately $12.2 million, of which approximately $7.2 million was settled in January 2015. In addition, in January 2014, we received proceeds of approximately $4.5 million for a debt investment we sold in 2013.

On December 17, 2014, we restructured our investments in Tangible Software, Inc. (“Tangible”), a portfolio company in which we held a controlling interest prior to the restructuring (“Tangible Restructuring”). As a result of the restructuring, we received a cash payment of approximately $2.9 million, a new note with a fair value of approximately $2.5 million on the restructuring date, and a minority share of common stock in Tangible valued at zero on the restructuring date. In connection with the Tangible Restructuring, we recognized a realized loss of approximately $3.6 million. The post-restructured debt investment was deemed an accrual loan as of December 31, 2014 and categorized as an affiliate investment on our December 31, 2014 consolidated schedule of investments.

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

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business-General-Portfolio Review/Risk Monitoring”.

The following table shows the classification of our debt investments portfolio by credit rating as of December 31, 2014 and 2013:

	December 31,
	2014		2013
	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
Credit Rating	(Dollar amounts in thousands)
1	$-	0.0%	$-	0.0%
2	13,646	4.6%	-	0.0%
3	272,387	92.6%	204,273	88.6%
4	7,368	2.5%	17,384	7.5%
5	-	0.0%	7,846	3.4%
6	801	0.3%	1,051	0.5%
7	-	0.0%	-	0.0%
	$294,202	100.0%	$230,554	100.0%

The following table shows the cost and fair value of our portfolio of investments by asset class as of December 31, 2014 and 2013.

	As of December 31,
	2014		2013
	Cost	Fair Value	Cost	Fair Value
	(Dollar amounts in thousands)
Senior Secured
Performing	$241,863	$240,948	$222,564	$220,495
Non-Accrual	3,988	801	3,988	1,051
Subordinated
Performing	52,337	52,453	9,009	9,008
Non-Accrual	-	-	-	-
Equity Investments	15,385	18,032	7,862	7,365
Total	$313,573	$312,234	$243,423	$237,919

At December 31, 2014 and 2013, we had one non-accrual loan with a fair value of approximately $0.8 million and $1.1 million, respectively.

As of December 31, 2014 and 2013, the weighted average yield to fair value of our debt investments was approximately 9.56% and 8.53%, respectively. Throughout this document, the weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized accretion of OID and amortization of deferred loan fees divided by (b) total debt investments at fair value excluding assets on non-accrual basis. The weighted average yield on debt investments at fair value is computed as of the balance sheet date.

As of December 31, 2014 and 2013, floating rate loans comprised 73% and 85% of our debt investment portfolio, respectively, and fixed rate loans comprised 27% and 15% of our debt investment portfolio, respectively, as a percent of fair value.

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

Revenues. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of December 31, 2014, floating rate and fixed rate loans comprised 73% and 27%, respectively, of our current debt investment portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some cases, our investments will provide for deferred interest or dividend payment, PIK interest, or PIK dividend, respectively, (meaning interest or dividend paid in the form of additional principal amount of the loan or equity security instead of in cash). In addition, we may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and we accrete or amortize such amounts over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income.

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

Comparison of years ended December 31, 2014, 2013, and 2012

Consolidated operating results for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
	(Amounts in thousands)

Total investment income	$22,820	$17,070	$13,432
Total expenses	13,685	11,352	9,337
Net investment income	9,135	5,718	4,095
Net realized and unrealized gain (loss) on investments	805	1,957	(1,214)
Total other income prior to becoming a business development company	-	-	3,113
Cumulative effect of accounting change	-	-	222
Net increase in net assets resulting from operations	$9,940	$7,675	$6,216

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.

Investment Income

	2014	2013	2012
	(Amounts in thousands)

Interest income
Non-control/non-affiliate investments	$16,847	$16,613	$13,326
Affiliate investments	3,646	211	-
Control investment	843	103	-
Total interest income	21,336	16,927	13,326
Dividend and fee income
Non-control/non-affiliate investments	621	-	106
Affiliate investments	838	136	-
Control investment	25	7	-
Total dividend and fee income	1,484	143	106
Total investment income	$22,820	$17,070	$13,432

Comparison of Investment Income for the Years Ended December 31, 2014 and 2013:

Total investment income increased by approximately $5.8 million, or 34%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The $5.8 million increase in total investment income was due to an increase in interest income, and dividend and fee income. The increase in interest income was primarily attributable to an increase in debt investments originated by SBIC I LP (“SBIC I LP Investments”) during the year ended December 31, 2014, the higher yielding debt investments held by SBIC I LP, and the exclusion of the interest income generated by SBIC I LP from our 2013 consolidated statement of operations prior to the Tamarix Acquisitions. The increase in dividend and fee income was primarily attributable to our recognition of dividend income contractually earned but not declared on certain of our preferred equity investments held by SBIC I LP during the year ended December 31, 2014, as well as fee income recognized by SBIC I LP in connection with certain of its debt investments. The increase in total investment income was offset by a decrease in interest income from investments held by OFS Capital WM (“OFS Capital WM Investments”).

Interest Income:

For the year ended December 31, 2014, we generated total interest income from non-control/non-affiliate investments in the amount of approximately $16.9 million, of which approximately $11.1 million was generated by OFS Capital WM Investments and $5.8 million by SBIC I LP Investments. For the year ended December 31, 2013, interest income from non-control/non-affiliate investments was approximately $16.6 million, of which approximately $16.4 million was generated by OFS Capital WM Investments and $0.2 million by SBIC I LP Investments. The decrease in interest income from non-control/non-affiliate investments generated by OFS Capital WM Investments of approximately $5.3 million during 2014 was primarily due to the decrease in OFS Capital WM Investments in 2014 as compared with 2013. The increase in interest income from non-control/non-affiliate investments generated by SBIC I LP Investments of approximately $5.6 million during 2014 was attributable to (1) an increase in debt investments originated by SBIC I LP during 2014, and (2) the exclusion of the interest income generated by SBIC I LP from our 2013 consolidated statement of operations prior to the December 2013 Tamarix Acquisitions (while not consolidated with us from January 1, 2013 through December 4, 2013, SBIC I LP generated total interest income of approximately $3.7 million from all its debt investments).

SBIC I LP holds all of our affiliate investments. For the years ended December 31, 2014 and 2013, SBIC I LP generated total interest income from affiliate investments in the amount of approximately $3.6 million and $211 thousand, respectively. The increase in total interest income from affiliate investments of approximately $3.4 million was due to (1) an increase in debt investments originated by SBIC I LP during 2014, and (2) the exclusion of the interest income generated by SBIC I LP from our 2013 consolidated statement of operations prior to the Tamarix Acquisitions.

SBIC I LP held our only control investment in Tangible prior to the Tangible Restructuring. For the years ended December 31, 2014 and 2013, SBIC I LP generated total interest income from control investment in the amount of approximately $843 thousand and $103 thousand, respectively. Subsequent to the Tangible Restructuring, our investment in Tangible was reclassified to an affiliated investment.

Dividend and Fee Income:

During the years ended December 31, 2014 and 2013, SBIC I LP generated dividend and fee income of approximately $1.5 million and $143 thousand, respectively. While not consolidated with us from January 1, 2013 through December 4, 2013, SBIC I LP had dividend and fee income of approximately $0.3 million.

Comparison of Investment Income for the Years Ended December 31, 2013 and 2012:

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

Expenses

	2014	2013	2012
	(Amounts in thousands)

Interest expense	$4,224	$3,384	$4,163
Amortization and write-off of deferred financing closing costs	1,354	965	472
Amortization of intangible asset	209	-	-
Management fees	2,916	3,435	2,245
Management fees - other related parties	-	-	627
Incentive fee	1,253	-	-
Professional fees	1,517	1,639	935
Administrative fee	1,245	938	110
General and administrative expenses	967	991	785
Total expenses	$13,685	$11,352	$9,337

Comparison of Expenses for the Years Ended December 31, 2014 and 2013:

Total expenses increased by approximately $2.3 million, or 21%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Interest expense increased by approximately $0.8 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to an approximately $1.3 million of 2014 interest expense incurred on our SBA debentures (which we assumed in the December 2013 Tamarix Acquisitions), offset by a 2014 decrease of approximately $0.5 million in interest expense on the OFS Capital WM Credit Facility, primarily due to reduction in the interest rate and lower borrowings on the facility pursuant to the amendment to the OFS Capital WM Credit Facility in November 2013.

Amortization and write-off of deferred financing closing costs increased by approximately $0.4 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to write-offs of deferred financing closing costs in the total amount of approximately $0.7 million in connection with our July and November 2014 amendments to the OFS Capital WM Credit Facility, versus a write-off of deferred financing closing costs of approximately $0.3 million as a result of the termination of the Class B loan facility of OFS Capital WM in January 2013.

For the year ended December 31, 2014, we recorded $0.2 million of amortization expense of intangible asset related to the SBIC license, which was recognized by SBIC I LP upon closing of the Tamarix Acquisitions. We are amortizing this intangible asset over its estimated useful life, which was determined to be approximately 12 years.

 Management fee expense totaled approximately $2.9 million for the year ended December 31, 2014, consisting of approximately $2.2 million of base management fee expense we incurred to OFS Advisor and approximately $0.7 million of loan management fee charged by MCF Capital Management, LLC, the loan manager for OFS Capital WM (see OFS Capital WM Credit Facility section below for more details). Management fee expense totaled approximately $3.4 million for the year ended December 31, 2013, consisting of approximately $2.4 million of base management fee expense we incurred to OFS Advisor and approximately $1.0 million of loan management fee charged by the loan manager for OFS Capital WM. The base management fee to OFS Advisor decreased by approximately $0.2 million due to a lower combined base management fee rate of 0.875% (0.4375% for the first quarter of 2014 and 0.145833% for each of the second, third, and fourth quarter of 2014) for the year ended December 31, 2014, compared with the combined base management fee rate of 1.020833% for the year ended December 31, 2013 (0.875% per annum for the period January 1, 2013 through October 31, 2013, and 1.75% per annum for the period November 1, 2013 through December 31, 2013), partially offset by a higher asset base in 2014. See “Related Party Transactions – Investment Advisory Agreement”. The loan management fee charged by MCF Capital Management, LLC decreased by $0.2 million due to a decrease in investments held by OFS Capital WM in 2014 as compared with 2013.

For the year ended December 31, 2014. We incurred an incentive fee expense to OFS Advisor in the amount of approximately $1.2 million while none was incurred in 2013.

Administrative fee expense increased by approximately $0.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to an increase in the allocable amount of the salary and bonus of our officers and their respective staffs, corresponding with the growth of our business, which OFS Services passed along to us during the years ended December 31, 2014 and 2013.

Comparison of Expenses for the Years Ended December 31, 2013 and 2012:

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

Amortization of deferred financing closing costs increased by $0.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to the termination of the Class B loan facility of OFS Capital WM in January 2013 and the resulting write off of $0.3 million in unamortized deferred financing closing costs.

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

We incurred an administrative fee expense of approximately $0.9 million and $0.1 million during the years ended December 31, 2013 and 2012, respectively. Professional fees and general and administrative expenses increased by approximately $0.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to our increased costs as a public company, professional fees incurred in connection with the Tamarix Acquisitions, and our consolidation of OFS Capital WM’s statement of operations effective April 1, 2012.

  Net Realized and Unrealized Gain (loss) on Investments

	2014	2013	2012
	(Amounts in thousands)
Net realized gain (loss) on non-control/non-affiliate investments	$199	$87	$(1,112)
Net realized gain on affiliate investment	28	-	-
Net realized loss on control investment	(3,586)	-	-
Realized gain from Tamarix Acquisitions	-	2,742	-
Net change in unrealized appreciation/depreciation on
non-control/non-affiliate investments	534	367	(61)
Net change in unrealized appreciation/depreciation on affiliate investments	1,880	511	(41)
Net change in unrealized depreciation on control investment	1,750	(1,750)	-
Net realized and unrealized gain (loss) on investments	$805	$1,957	$(1,214)

 For the year ended December 31, 2014, we recorded total net realized and unrealized gain on investments in the amount of approximately $0.8 million. During 2014, we recorded net realized gain on sale of our debt investments in the total amount of approximately $0.2 million. In addition, in connection with the Tangible Restructuring, we recorded approximately $3.6 million of net realized loss on control investment. See Portfolio Composition and Investment Activity section above for more details. The $3.6 million net realized loss reflected a reversal of (1) approximately $1.8 million of unrealized losses recorded on this investment during the year ended December 31, 2013, (2) approximately $1.7 million of additional unrealized losses recorded from January 1, 2014 through December 17, 2014, the Tangible Restructuring date, and (3) approximately $0.1 million of additional losses we recognized on the Tangible Restructuring date, which represented the difference between the fair value of consideration we received in connection with the Tangible Restructuring and the fair value of the pre-restructured investments on the restructuring date.

For the year ended December 31, 2014, we recorded total net unrealized gain on investments in the amount of approximately $4.2 million, consisting of approximately $0.5 million of net unrealized gain on non-control/non-affiliate investments, $1.9 million of net unrealized gain on affiliate investments, and $1.8 million of reversal of unrealized depreciation on the control investment (Tangible).

For the year ended December 31, 2013, we recorded total net realized and unrealized gain on investments in the amount of approximately $2.0 million. Net realized gain on sale of debt investments was approximately $0.1 million during the year. We also recorded a realized gain in the net amount of approximately $2.7 million for the year ended December 31, 2013 as a result of the Tamarix Acquisitions, which were accounted for as step acquisitions in accordance with ASC Topic 805. Under ASC Topic 805, the first step we took in accounting for the Tamarix Acquisitions was to re-measure our equity interests in SBIC I LP and SBIC I GP to the Tamarix Acquisitions date fair value and recognize the resulting $2.7 million gain in earnings.

For the year ended December 31, 2013, we recorded total net unrealized loss on investments in the amount of approximately $0.9 million, consisting of approximately $0.4 million of net unrealized gain on non-control/non-affiliate investments (impacted significantly by $2.3 million in unrealized depreciation on the investment in Strata Pathology Services, Inc.), $0.5 million of net unrealized gain on affiliate investments, and $1.8 million in unrealized depreciation on the control investment (Tangible).

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

Other Income Prior to Becoming a Business Development Company

	2014	2013	2012
	(Amounts in thousands)
Income from equity interest in OFS Capital WM	-	-	2,645
Income from equity interest in SBIC I LP	-	-	378
Net loss attributable to non-controlling interests	-	-	61
Other income	-	-	29
Total other income prior to becoming a business development company	$-	$-	$3,113

We generated approximately $3.1 million of total other income prior to becoming a BDC for the year ended December 31, 2012, primarily due to our recording of income from our equity interest in OFS Capital WM in the amount of $2.6 million for the period January 1, 2012 through March 31, 2012, prior to our consolidation of OFS Capital WM, as well as our recording of approximately $0.4 million of income from our equity interest in SBIC I LP from July 28, 2012 through November 7, 2012 (commencing July 28, 2012, we adopted the equity method of accounting to record our investment in SBIC I LP upon our deconsolidation of SBIC I LP; commencing November 8, 2012, we adopted fair value accounting to record our equity investment in SBIC I LP, as a result of our election to become a BDC).

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

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2014, we had cash and cash equivalents of $12.4 million. During the year ended December 31, 2014, we had net cash used in operating activities of $65.2 million, primarily due to $162.8 million of cash we used to purchase portfolio investments, offset by net proceeds of $79.6 million we received from principal payments on our portfolio investments, cash collections of $9.5 million from sale of our portfolio investments, as well as our $9.9 million net increase in net assets resulting from operations.

Net cash provided by investing activities was $0.5 million for the year ended December 31, 2014 due to change in restricted cash held by OFS Capital WM maintained in an unfunded exposure account (as defined in the relevant loan documents under the OFS Capital WM Credit Facility), utilized to fund a debt investment owned by OFS Capital WM that had an unfunded revolving commitment. In August 2014, as a result of the payoff of this loan, OFS Capital WM’s revolving commitment was terminated and our restricted cash balance was reduced to zero.

Net cash provided by financing activities was $48.6 million for the year ended December 31, 2014, primarily attributable to $98.0 million of draws from our SBA debentures (net of the fees), offset by the $36.3 million of net repayments on the OFS Capital WM Credit Facility, and $12.8 million of cash we paid in dividends and distributions.

As of December 31, 2013, we had cash and cash equivalents of $28.6 million. During 2013, we had net cash provided by operating activities of $29.2 million, primarily due to net proceeds of $63.1 million we received from principal payments on our portfolio investments and proceeds of $9.4 million from sales of portfolio investments, partially offset by $50.3 million in new investments.

Net cash used in investing activities was $6.7 million for the year ended December 31, 2013, primarily attributable to the $8.1 million of cash we paid in connection with the Tamarix Acquisitions, partially offset by our consolidation of the $1.2 million in cash and cash equivalents held by SBIC I LP upon the Tamarix Acquisitions.

Net cash used in financing activities was $2.2 million for the year ended December 31, 2013, consisting of $10.7 million of cash dividends and distributions, and $1.2 million of financing costs we paid to amend the OFS Capital WM Facility, offset by $9.7 million of net draw from the OFS Capital WM Credit Facility.

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

The OFS Capital WM Credit Facility

OFS Capital WM has a $100.0 million secured revolving credit facility (as amended from time to time, the “OFS Capital WM Credit Facility”) with Wells Fargo. The OFS Capital WM Credit Facility is secured by all current and future eligible loans acquired by OFS Capital WM. The OFS Capital WM Credit Facility has a maturity date of December 31, 2018 and a reinvestment period through December 31, 2015. The interest rate on outstanding borrowings is the LIBOR plus 2.50% per annum at December 31, 2014. The minimum equity requirement currently is set at $35.0 million. As of December 31, 2014, we were in compliance with the relevant covenants.

As of December 31, 2014 and 2013, we had $72.6 million and $109.0 million, respectively, in indebtedness outstanding under the OFS Capital WM Credit Facility. The interest rates on the revolving line of credit borrowings at December 31, 2014 and 2013 were 2.76% and 2.75%, respectively. For the years ended December 31, 2014, 2013 and 2012, interest expense on revolving lines of credit totaled approximately $2.9 million, $3.3 million, and $4.2 million, respectively.

If at any time the amount of loans outstanding under the OFS Capital WM Credit Facility exceeds the borrowing base, a borrowing base deficiency will exist. In that event, OFS Capital WM will have three business days to eliminate the deficiency by, among other things, (a) depositing additional cash into the relevant collection account, (b) repaying the loans, or (c) pledging additional eligible loan assets. In the case of such a deficiency, we may determine it is in our best interests to make additional capital contributions to OFS Capital WM in the form of cash or additional eligible loan assets to protect the value of our equity investment in OFS Capital WM, and our additional contributions could be material.

Under the OFS Capital WM Credit Facility, the loan manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, which value is determined by the Controlling Lender (as defined in the OFS Capital WM loan documents), plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the years ended December 31, 2014 and 2013, and 2012, we incurred management fee expense of approximately $0.7 million, $1.1 million, and $0.8 million, respectively, to the loan manager.

Availability under the OFS Capital WM Credit Facility as of December 31, 2014 was approximately $9.4 million based on the stated advance rate of 70% under the borrowing base.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150.0 million. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. In connection with the Tamarix Acquisitions, the Company increased its commitments to SBIC I LP to $75.0 million. As of December 31, 2014, the Company had fully funded its $75.0 million commitment. As of December 31, 2014, SBIC I LP had leverage commitments of $149.9 million from the SBA, and $127.3 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $22.6 million. As of December 31, 2013, SBIC I LP had leverage commitments of $49.4 million from the SBA, and $26.0 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $23.4 million.

On a stand-alone basis, SBIC I LP held approximately $215.7 million in assets at December 31, 2014, and accounted for approximately 63% of our total consolidated assets at December 31, 2014.

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

Other Liquidity Matters

We expect to fund the growth of our investment portfolio utilizing borrowings under SBA debentures, future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure shareholders that our plans to raise capital will be successful. In addition, we intend to distribute to our shareholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies to fund our unfunded commitments to portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at December 31, 2014), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of December 31, 2014, we had $7.8 million of total unfunded commitments to six portfolio companies. Unfunded commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2014:

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years (2)	After 5 years (2)
	(Amounts in thousands)
OFS Capital WM Credit Facility	$72,612	$-	$-	$72,612	$-
SBA Debentures	127,295	-	-	-	127,295
Total	$199,907	$-	$-	$72,612	$127,295

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The OFS Capital WM Credit Facility is scheduled to mature on December 31, 2018. The SBA debentures are scheduled to mature between September 2022 and 2025.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

 We had subscribed for $75.0 million of total capital commitments to SBIC I LP, all of which was funded as of December 31, 2014.

Commitments and Contingencies

At December 31, 2014 and 2013, we had $7.8 million and $4.8 million of total unfunded commitments to six and three portfolio companies, respectively. At December 31, 2014, our $7.8 million unfunded commitments consisted of $7.4 million of unfunded debt commitments and $0.4 million of unfunded equity commitments. At December 31, 2013, our entire $4.8 million unfunded commitments consisted of unfunded debt investments. Upon completion of the Tamarix Acquisitions on December 4, 2013, OFS Capital increased its commitment to SBIC I LP to $75.0 million. As of December 31, 2014, OFS Capital had fully funded the $75.0 million commitment.

From time to time, we are involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on our financial position.

Additionally, we are subject to periodic inspection by regulators to assess compliance with applicable regulations related to being a BDC and SBIC I LP is subject to periodic inspections by the SBA. Management believes that the Company is in material compliance with such regulations and inspection results do not indicate otherwise.

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

The following table summarizes our distributions declared and paid to date on all shares subsequent to our IPO (dollar amounts in thousands except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Total Amount

Fiscal 2014
November 4, 2014	December 17, 2014	December 31, 2014	$0.34	$3,278
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,276
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,275
January 21, 2014	January 31, 2014	February 14, 2014	0.34	3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)	Represents the distribution declared in the specified period, which, if prorated for the number of days remaining in the fourth quarter after our IPO in November 2012, would have been $0.34 per share.

(2)	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012 (for the period November 8, 2012 through December 31, 2012), the Company estimated that approximately $0.11, $0.04, $0.12, $0.19, zero, $0.18, $0.19, $0.18 and zero, respectively, would have represented a return of capital.

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

Distributions in excess of our current and accumulated earnings and profits generally are treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions are treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For the distribution paid during the year ended December 31, 2014, out of the approximately $13.1 million distribution, approximately 34% represented a return of capital and 66% represented ordinary income.

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

Related Party Transactions

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement with OFS Advisor and will pay OFS Advisor a management fee and incentive fee. Pursuant to the Investment Advisory Agreement with OFS Advisor and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. For providing these services, OFS Advisor receives a fee from us consisting of two components—a base management fee and an incentive fee. From the completion of our IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. Beginning on November 1, 2013 and through March 31, 2014, pursuant to the Investment Advisory Agreement, the base management fee was calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. OFS Advisor has elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013.

On May 5, 2014, we were notified by OFS Advisor that, effective as of April 1, 2014, it would reduce its base management fee by two-thirds for the balance of the 2014 fiscal year. Specifically, OFS Advisor agreed to reduce its base management fee from 0.4375% per quarter to 0.145833% per quarter for the second, third, and fourth quarters of 2014. Accordingly, the effective annual base management fee for the 2014 fiscal year was equal to 50% of the 1.75% required by our Advisory Agreement with OFS Advisor, or not greater than 0.875%. OFS Advisor informed us that this reduction was made for the benefit of our shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions. The base management fee resumed to its 1.75% annual rate on January 1, 2015.

 The base management fee is payable quarterly in arrears. The base management fee expense was approximately $2.2 million and $2.4 million for the year ended December 31, 2014 and 2013, respectively.

On June 30, 2014, OFS Advisor deferred the receipt of the first quarter of 2014 base management fee in the amount of approximately $1.0 million, that would otherwise have been due from us by June 30, 2014, until further determination by OFS Advisor. In addition, on June 30, 2014, OFS Advisor deferred the receipt of the second quarter of 2014 base management fee in the amount of $341 thousand, that would otherwise have been due from us by September 30, 2014, until further determination by OFS Advisor. The Investment Advisor informed the Company that the deferral of the fee was made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions. On October 31, 2014, OFS Advisor informed us that it would not further defer the receipt of the base management fee for the first and second quarters of 2014. In addition, OFS Advisor informed us that the management fee, including the base management fee and incentive management fee (see below for more details about incentive fee), with respect to the third quarter of 2014 would not be deferred. We paid OFS Advisor the outstanding management fee for the first three quarters of 2014 in the aggregate amount of approximately $2.5 million during the fourth quarter of 2014.

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

We incurred incentive fee expense of $1.3 million for the year ended December 31, 2014. We did not incur any incentive fee expenses during 2013 and 2012.

License Agreement

We have entered into a license agreement with OFSAM under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.”

Administration Agreement

Pursuant to an Administration Agreement, OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary, and their respective staffs. The administrative fee is payable quarterly in arrears. For the years ended December 31, 2014 and 2013, we incurred $1.3 million and $0.9 million, respectively, of administrative fees.

On June 30, 2014, OFS Services deferred the receipt of the first quarter of 2014 administrative fee in the amount of approximately $475 thousand, that would otherwise have been due from us by June 30, 2014, until further determination by OFS Services. In addition, on June 30, 2014, OFS Services deferred the receipt of the second quarter of 2014 administrative fee in the amount of $285 thousand, that would otherwise have been due from us by September 30, 2014, until further determination by OFS Services. The Administrator informed the Company that the deferral of the fee was made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions. On October 31, 2014, OFS Services informed us that it would not further defer the receipt of the administrative fee for the first and second quarters of 2014. In addition, OFS Services informed us that the administrative fee with respect to the third quarter of 2014 would not be deferred. We paid OFS Services the outstanding administrative fees for the first three quarters of 2014 in the aggregate amount of approximately $938 thousand during the fourth quarter of 2014.

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

Recent Developments

On March 4, 2015, our Board declared a distribution of $0.34 per share for the first quarter of 2015, payable on March 31, 2015 to shareholders of record as of March 17, 2015.

In January 2015, we filed an application with the SBA for a second SBIC license, which, if approved, would provide up to $75.0 million in additional SBA debentures for the funding of our future investments, upon our contribution of at least $37.5 million in additional regulatory capital and subject to the issuance of a leverage commitment by the SBA and customary procedures. There can be no assurance as to whether or when this application will be approved by the SBA.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2014, 73% of our debt investments bore interest at floating interest rates and 27% of our debt investments bore fixed interest rates. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. All of the debt investments bearing floating interest rates in our portfolio as of December 31, 2014 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.

In addition, the OFS Capital WM Credit Facility has a floating interest rate provision, and we expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

Assuming that our consolidated balance sheet as of December 31, 2014 were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Interest	Interest	Net increase
Basis point increase(1)	income	expense	(decrease)
	(Amounts in thousands)
100	$452	$(736)	$(284)
200	2,435	(1,472)	963
300	4,681	(2,209)	2,472
400	6,926	(2,945)	3,982
500	9,172	(3,681)	5,491

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.

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

ITEM 8.	FINANCIAL STATEMENTS

Index to Financial Statements

OFS Capital Corporation and Subsidiaries

Reports of Independent Registered Public Accounting Firms	72

Consolidated Balance Sheets as of December 31, 2014 and 2013	75

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013, the Period November 8, 2012 through December 31, 2012, and the Period January 1, 2012 through November 7, 2012	76

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2014 and 2013, the Period November 8, 2012 through December 31, 2012, and the Period January 1, 2012 through November 7, 2012	77

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013, the Period November 8, 2012 through December 31, 2012, and the Period January 1, 2012 through November 7, 2012	78

Consolidated Schedules of Investments as of December 31, 2014 and 2013	80

Notes to Consolidated Financial Statements	89

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

OFS Capital Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheet of OFS Capital Corporation, the “Company”, including the consolidated schedule of investments as of December 31, 2014, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2014 by correspondence with the custodian, loan agent, portfolio companies, and other appropriate auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of OFS Capital Corporation at December 31, 2014, and the results of its operations, changes in its net assets and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OFS Capital Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 6, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

OFS Capital Corporation

Chicago, Illinois

We have audited OFS Capital Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OFS Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, OFS Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of OFS Capital Corporation, including the consolidated schedule of investments as of December 31, 2014, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended, and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 6, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

OFS Capital Corporation

We have audited the accompanying consolidated balance sheet of OFS Capital Corporation and Subsidiaries (collectively, the “Company”), including the consolidated schedule of investments, as of December 31, 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2013, the period November 8, 2012 through December 31, 2012, the period January 1, 2012 through November 7, 2012. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2013, by correspondence with custodian, loan agent or borrower. Our audit also involved performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OFS Capital Corporation and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, the period November 8, 2012 through December 31, 2012, the period January 1, 2012 through November 7, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

March 17, 2014

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	December 31,
	2014	2013
Assets
Investments, at fair value
Non-control/non-affiliate investments (cost of $258,004 and $201,209, respectively)	$254,666	$197,338
Affiliate investments (cost of $55,569 and $32,618, respectively)	57,568	32,735
Control investment (cost of $0 and $9,596, respectively)	-	7,846
Total investments at fair value	312,234	237,919
Cash and cash equivalents	12,447	28,569
Restricted cash and cash equivalents	-	450
Interest receivable	676	644
Receivable from investment sold	7,223	4,493
Prepaid expenses and other assets	556	174
Intangible asset, net of accumulated amortization of $209 and $0, respectively	2,291	2,500
Goodwill	1,077	1,077
Due from affiliated entity	-	218
Deferred financing closing costs, net of accumulated amortization of $2,540 and $1,851, respectively	4,972	3,043
Total assets	$341,476	$279,087

Liabilities
Accrued professional fees	$462	$613
Interest payable	1,315	1,044
Management and incentive fees payable	1,229	1,168
Administration fee payable	273	280
Other payables	247	260
Deferred loan fee revenue	572	389
SBA debentures payable	127,295	26,000
Revolving line of credit	72,612	108,955
Total liabilities	204,005	138,709

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2014 and 2013	-	-
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,650,834 and 9,629,797 shares issued and outstanding as of December 31, 2014 and 2013, respectively	97	96
Paid-in capital in excess of par	143,381	143,126
Distributions in excess of net investment income	(7,844)	(4,103)
Accumulated net realized gain (loss)	(844)	2,742
Net unrealized appreciation (depreciation) on investments	2,681	(1,483)
Total net assets	137,471	140,378

Total liabilities and net assets	$341,476	$279,087

Number of shares outstanding	9,650,834	9,629,797
Net asset value per share	$14.24	$14.58

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

	Post-IPO as a Business Development Company			Pre-IPO prior to becoming a Business Development Company (1)
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the period November 8, 2012 through December 31, 2012	For the period January 1, 2012 through November 7, 2012	For the Year Ended December 31, 2012 (2)

Investment income
Interest income
Non-control/non-affiliate investments	$16,847	$16,613	$2,593	$10,733	$13,326
Affiliate investments	3,646	211	-	-	-
Control investment	843	103	-	-	-
Total interest income	21,336	16,927	2,593	10,733	13,326
Dividend and fee income
Non-control/non-affiliate investments	621	-	-	106	106
Affiliate investments	838	136	-	-	-
Control investment	25	7	-	-	-
Total dividend and fee income	1,484	143	-	106	106

Total investment income	22,820	17,070	2,593	10,839	13,432

Expenses
Interest expense	4,224	3,384	580	3,583	4,163
Amortization and write-off of deferred financing closing costs (see Note 9)	1,354	965	127	345	472
Amortization of intangible asset	209	-	-	-	-
Management fees	2,916	3,435	427	1,818	2,245
Management fees - other related parties	-	-	-	627	627
Incentive fee	1,253	-	-	-	-
Professional fees	1,517	1,639	472	463	935
Administrative fee	1,245	938	110	-	110
General and administrative expenses	967	991	216	569	785

Total expenses	13,685	11,352	1,932	7,405	9,337

Net investment income	9,135	5,718	661	3,434	4,095

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	199	87	-	(1,112)	(1,112)
Net realized gain on affiliate investment	28	-	-	-	-
Net realized loss on control investment	(3,586)	-	-	-	-
Realized gain from Tamarix Acquisitions	-	2,742	-	-	-
Net change in unrealized appreciation/depreciation onnon-control/non-affiliate investments	534	367	(222)	161	(61)
Net change in unrealized appreciation/depreciation on affiliate investments	1,880	511	(41)	-	(41)
Net change in unrealized depreciation on control investment	1,750	(1,750)	-	-	-

Net realized and unrealized gain (loss) on investments	805	1,957	(263)	(951)	(1,214)

Other income prior to becoming a business development company
Income from equity interest in OFS Capital WM	-	-	-	2,645	2,645
Income from equity interest in SBIC I LP	-	-	-	378	378
Net loss attributable to non-controlling interests	-	-	-	61	61
Other income	-	-	-	29	29

Total other income prior to becoming a business development company	-	-	-	3,113	3,113

Net increase (decrease) in net assets before cumulative effect of accounting change and extraordinary gain (loss)	9,940	7,675	398	5,596	5,994
Cumulative effect of accounting change	-	-	(348)	570	222
Extraordinary gain (loss)	-	-	873	(873)	-

Net increase in net assets resulting from operations	$9,940	$7,675	$923	$5,293	$6,216

Net investment income per common share - basic and diluted	$0.95	$0.59	$0.07
Net increase in net assets resulting from operations per common share - basic and diluted	$1.03	$0.80	$0.10
Dividends and distributions declared per common share	$1.36	$1.02	$0.17
Basic and diluted weighted average shares outstanding	9,634,471	9,619,723	9,578,691

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

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets
(Dollar amounts in thousands, except per share data)

						Distributions		Net
					Paid-in	in Excess of		Unrealized
		Non-			Capital in	Net	Accumulated	Appreciaton
	Member's	Controlling	Common Stock		Excess	Investment	Net Realized	(Depreciation)	Total Net
	Equity	Interests	Shares	Par	of Par	Income	Gain (Loss)	on Investments	Assets

Balance at January 1, 2012	$54,719	$-	-	$-	$-	$-	$-	$-	$54,719

Net income	5,293	(61)	-	-	-	-	-	-	5,232
Member/non-controlling interest
contributions	1,227	2,790	-	-	-	-	-	-	4,017
Syndication costs	(209)	(121)	-	-	-	-	-	-	(330)
Distributions	(6,710)	(225)	-	-	-	-	-	-	(6,935)
Deconsolidation of SBIC I LP
adjustment on July 27, 2012
Net income (loss)	-	61	-	-	-	-	-	-	61
Non-controlling interest
contributions	-	(2,790)	-	-	-	-	-	-	(2,790)
Syndication costs	209	121	-	-	-	-	-	-	330
Distributions	-	225	-	-	-	-	-	-	225
Total deconsolidation of SBIC I
LP adjustment	209	(2,383)	-	-	-	-	-	-	(2,174)
Balance at November 7, 2012	54,529	-	-	-	-	-	-	-	54,529
IPO offering and underwriting costs
borne by OFSAM (3)	(12,025)	-	-	-	-	-	-	-	(12,025)
OFS Capital Corporation BDC
Conversion (1)	(42,504)	-	2,912,024	29	42,475	348	-	(348)	-
Issuance of common stock (2)	-	-	6,666,667	67	99,933	-	-	-	100,000
Net increase (decrease) in net assets
resulting from operations	-	-	-	-	-	1,186	-	(263)	923
Dividend payable	-	-	-	-	-	(1,628)	-	-	(1,628)

Balance at December 31, 2012	-	-	9,578,691	96	142,408	(94)	-	(611)	141,799

Net increase in net assets resulting
from operations	-	-	-	-	-	5,718	2,829	(872)	7,675
Stock issued in connection with
dividend reinvestment plan	-	-	51,106	-	718	-	-	-	718
Dividends and distributions (4)	-	-	-	-	-	(9,727)	(87)	-	(9,814)

Balance at December 31, 2013	-	-	9,629,797	96	143,126	(4,103)	2,742	(1,483)	140,378

Net increase in net assets resulting
from operations	-	-	-	-	-	9,135	(3,359)	4,164	9,940
Stock issued in connection with
dividend reinvestment plan	-	-	21,037	1	255	-	-	-	256
Dividends and distributions (4)	-	-	-	-	-	(12,876)	(227)	-	(13,103)

Balance at December 31, 2014	$-	$-	9,650,834	$97	$143,381	$(7,844)	$(844)	$2,681	$137,471

(1)	Immediately prior to the initial public offering, OFS Capital, LLC converted from a limited liability company to a corporation, as a result of which the sole membership interest held by Orchard First Source Asset Management, LLC ("OFSAM") prior to the conversion was exchanged for 2,912,024 shares of common stock in OFS Capital Corporation. The Company also reclassified $348 to net unrealized depreciation on investments upon conversion to a business development company.

(2)	On November 7, 2012, OFS Capital Corporation priced its initial public offering, selling 6,666,667 shares of its common stock at a public offering price of $15.00 per share.

(3)	OFSAM bore 100% of the IPO offering and underwriting costs in the total amount of $12,025, of which $5,795 were offering related costs and $6,230 underwriting costs.

(4)	If the tax characteristics of these distributions were determined as of December 31, 2014 and 2013, the Company estimated that approximately 66% and 34% of the distributions would have represented ordinary income and return of capital, respectively, as of December 31, 2014, and approximately 67% and 33% would have represented ordinary income and return of capital, respectively, as of December 31, 2013. See Note 12 - Financial Highlights for detailed disclosure of the tax characteristics of these distributions.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Post-IPO as a Business Development Company			Pre-IPO prior to becoming a Business Development Company
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the period November 8, 2012 through December 31, 2012	For the period January 1, 2012 through November 7, 2012	For the Year Ended December 31, 2012

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$9,940	$7,675	$923	$5,293	$6,216
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization and write-off of deferred financing closing costs	1,354	965	127	345	472
Amortization of discounts and premiums	(1,186)	(1,354)	(175)	(706)	(881)
Amortization of deferred loan fee revenue	(280)	(127)	(10)	(155)	(165)
Amortization of intangible assets	209	-	-	-	-
Cash collection of deferred loan fee revenue	354	313	25	235	260
Payment-in-kind interest and dividends	(1,172)	(89)	-	(193)	(193)
Reversal of PIK interest income on non-accrual loans	64	-	-	-	-
Net realized (gain) loss on non-control/non-affiliate investments	(199)	(87)	-	1,112	1,112
Net realized gain on affiliate investments	(28)	-	-	-	-
Net realized loss on control investments	3,586	-	-	-	-
Net realized gain on acquisitions of remaining ownership interests in SBIC I LP and SBIC I GP	-	(2,742)	-	-	-
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(534)	(367)	222	(161)	61
Net change in unrealized appreciation/depreciation on affiliate investments	(1,880)	(511)	41	-	41
Net change in unrealized depreciation on control investment	(1,750)	1,750	-	-	-
Purchase of portfolio investments	(162,822)	(45,182)	(32,079)	(46,065)	(78,144)
Additional equity investment in SBIC I LP	-	(5,157)	-	-	-
Proceeds from principal payments on portfolio investments	79,587	63,053	6,242	26,483	32,725
Proceeds from sale of portfolio investments to related party	-	-	-	4,950	4,950
Proceeds from sale of portfolio investments	9,493	9,413	-	8,946	8,946
Cash distribution received from equity investment	11	-	-	-	-
(Income) loss from equity investments in OFS Capital WM	-	-	-	(2,645)	(2,645)
Income from equity investments in SBIC I LP	-	-	-	(378)	(378)
Write-off of uncollectible receivables	-	-	-	290	290
Cumulative effect of accounting change	-	-	348	(570)	(222)
Net loss allocated to non-controlling interests	-	-	-	(61)	(61)
Other income	-	-	-	(29)	(29)
Extraordinary (gain) loss	-	-	(873)	873	-
Changes in operating assets and liabilities:
Interest receivable	(139)	1,255	97	(650)	(553)
Prepaid expenses and other assets	(86)	174	(237)	(25)	(262)
Accrued professional fees	(151)	94	463	-	463
Due to/from affiliated entities, net	218	(226)	-	142	142
Interest payable	272	(361)	580	(1,005)	(425)
Management and incentive fees payable	61	501	427	(378)	49
Management fees payable - other related parties	-	-	-	628	628
Administration fee payable	(7)	170	110	-	110
Other payables	(124)	18	148	34	182
Net cash provided by (used in) operating activities	(65,209)	29,178	(23,621)	(3,690)	(27,311)

Cash Flows From Investing Activities
Acquisitions of remaining ownership interests in SBIC I LP and SBIC I GP	-	(8,110)	-	-	-
Change in restricted cash	450	172	-	-	-
Advances and other assets	-	-	-	(110)	(110)
Distribution from OFS Capital WM	-	-	-	1,225	1,225
Distribution from SBIC I GP	-	-	-	52	52
Consolidation of cash from OFS Capital WM	-	-	-	9,581	9,581
Deconsolidation of cash of SBIC I LP (July 27, 2012)	-	-	-	(711)	(711)
Consolidation of cash of SBIC I LP (December 4, 2013)	-	1,216	-	-	-
Net cash provided by (used in) investing activities	450	(6,722)	-	10,037	10,037

Cash Flows From Financing Activities
Net repayment of advances from affiliated entities	(15)	-	-	(6,796)	(6,796)
Cash dividends and distributions paid	(12,847)	(10,724)	-	-	-
Net borrowings (repayments) under revolving lines of credit	(36,343)	9,731	(62,476)	(3,175)	(65,651)
Draw down on SBA debentures	101,295	-	-	14,000	14,000
Change in other liabilities	90	-	37	-	37
Distributions to member	-	-	-	(6,710)	(6,710)
Contributions from non-controlling interests	-	-	-	2,590	2,590
Distributions to non-controlling interests	-	-	-	(225)	(225)
Syndication costs	-	-	-	(209)	(209)
Syndication costs allocated to non-controlling interests	-	-	-	(121)	(121)
Proceeds from shares sold, net of underwriting costs	-	-	93,770	-	93,770
Deferred common stock offering costs paid	(261)	-	(4,206)	(433)	(4,639)
Deferred financing closing costs paid	(3,282)	(1,164)	-	(1,316)	(1,316)
Net cash provided by (used in) financing activities	48,637	(2,157)	27,125	(2,395)	24,730

Net increase (decrease) in cash and cash equivalents	(16,122)	20,299	3,504	3,952	7,456

Cash and cash equivalents — beginning of period	28,569	8,270	4,766	814	814

Cash and cash equivalents — end of period	$12,447	$28,569	$8,270	$4,766	$8,270

(Continued)

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows - continued

(Dollar amounts in thousands)

	Post-IPO as a Business Development Company			Pre-IPO prior to becoming a Business Development Company
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the period November 8, 2012 through December 31, 2012	For the period January 1, 2012 through November 7, 2012	For the Year Ended December 31, 2012
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$3,592	$3,744	$1,494	$3,092	$4,586

Supplemental Disclosure of Noncash Financing and Investing Activities:
Accrued deferred offering costs	$36	$-	$-	$-	$-
Dividends and distributions paid by issuance of common stock	256	718	-	-	-
Dividends and distributions payable	-	-	1,628	-	1,628
Consolidation of assets and liabilities of SBIC I LP and SBIC I GP effective December 4, 2013:
Interest receivable	-	607	-	-	-
Investments, at fair value	-	41,887	-	-	-
Intangible asset	-	2,500	-	-	-
Prepaid expenses and other assets	-	40	-	-	-
SBA debentures payable	-	26,000	-	-	-
Interest payable	-	183	-	-	-
Accrued expenses and other liabilities	-	68	-	-	-
Equity contribution from parent recognized due to the difference between the purchase price and fair value of the loan investment
Equity contribution from parent recognized due to the difference between the purchase price and fair value of the loan investment purchased from OFS Capital WM	-	-	-	1,227	1,227
Equity interest received in connection with loan restructuring	-	-	-	539	539
Reclassification of other liabilities to capital contribution from non-controlling interests	-	-	-	206	206
Capital contribution from non-controlling interests via a reduction of management fee payable - related party	-	-	-	200	200
Elimination of equity investment in OFS Capital WM and consolidation of assets and liabilities of OFS Capital WM effective March 30, 2012:
Restricted cash and cash equivalents	-	-	-	623	623
Interest receivable	-	-	-	920	920
Investments, at fair value	-	-	-	197,765	197,765
Deferred financing costs, net of accumulated amortization	-	-	-	2,637	2,637
Revolving line of credit - Wells Fargo	-	-	-	134,123	134,123
Revolving line of credit - Madison Capital	-	-	-	30,752	30,752
Interest payable	-	-	-	1,647	1,647
Management fee payable	-	-	-	314	314
Due to affiliated entity	-	-	-	18	18
Accrued expenses and other liabilities	-	-	-	132	132
Deconsolidation of assets and liabilities of SBIC I LP and recording of an equity investment in SBIC I LP under the equity method of accounting effective July 27, 2012:
Interest receivable and other assets	-	-	-	240	240
Investments, at fair value	-	-	-	20,109	20,109
Deferred financing costs, net of accumulated amortization	-	-	-	640	640
SBA debentures payable	-	-	-	14,000	14,000
Management fee payable	-	-	-	427	427
Accrued expenses and other liabilities	-	-	-	428	428
Syndication costs	-	-	-	(209)	(209)
Non-controlling interests	-	-	-	2,383	2,383

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments

Aerospace & Defense
Aero-Metric, Inc.	Senior Secured Term Loan	8.75%	(L +7.50%)	8/27/17	$2,644	$2,622	$2,619	1.9%
Whitcraft LLC	Senior Secured Term Loan	6.50%	(L +5.00%)	12/16/15	3,788	3,775	3,712	2.7
					6,432	6,397	6,331	4.6
Banking, Finance, Insurance & Real Estate
Accurate Group Holdings, Inc. (4)	Subordinated Loan	12.50%	N/A	6/11/18	10,000	10,071	10,071	7.3
Captive Resources Midco LLC	Senior Secured Term Loan	6.50%	(L +5.00%)	1/2/19	4,804	4,757	4,646	3.4
CSI Financial Services, LLC (5)	Senior Secured Term Loan	7.00%	(L +5.75%)	12/12/18	3,207	3,174	3,173	2.3
MYI Acquiror Limited (5)	Senior Secured Term Loan A	5.75%	(L +4.50%)	5/28/19	4,875	4,848	4,826	3.5
Townsend Acquisition LLC	Senior Secured Term Loan	5.25%	(L +4.25%)	5/21/20	4,330	4,296	4,278	3.1
					27,216	27,146	26,994	19.6
Capital Equipment
Dorner MFG, Corp.	Senior Secured Term Loan	5.75%	(L +4.50%)	6/15/17	3,062	3,032	2,974	2.2
Elgin Fasteners Group	Senior Secured Term Loan	6.00%	(L +4.75%)	8/26/16	4,679	4,632	4,616	3.4
Stancor, Inc. (4)	Senior Secured Term Loan	8.75%	(L +8.00%)	8/19/19	13,500	13,391	13,395	9.7
	1,250,000 Class A Units in SCT Holdings, LLC					1,250	1,287	0.9
					13,500	14,641	14,682	10.6

					21,241	22,305	22,272	16.2
Chemicals, Plastics & Rubber
Actagro, LLC	Senior Secured Term Loan	5.50%	(L +4.25%)	12/30/16	3,201	3,182	3,117	2.3
Accella Holdings LLC (f/k/a Dash Materials LLC)	Senior Secured Term Loan	5.50%	(L +4.50%)	4/30/19	3,424	3,413	3,424	2.5
ICM Products Inc	Senior Secured Term Loan	5.50%	(L +4.50%)	3/31/19	2,068	2,045	1,952	1.4
Inhance Technologies Holdings LLC	Senior Secured Term Loan A	5.50%	(L +4.50%)	2/7/18	2,371	2,357	2,271	1.7
KODA Distribution Group, Inc.	Senior Secured Term Loan A	6.00%	(L +5.00%)	4/9/18	3,835	3,822	3,787	2.7
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,681	2,650	2,636	1.9
					17,580	17,469	17,187	12.5
Construction & Building
Jameson LLC	Senior Secured Term Loan	7.50%	(L +5.50%)	1/31/17	1,529	1,525	1,529	1.1
Nudo Products, Inc. (4)	Subordinated Loan	12.00% cash / 1.75% PIK	N/A	1/29/20	11,045	10,953	10,953	7.9
					12,574	12,478	12,482	9.0
Consumer goods: Non-durable
Phoenix Brands LLC	Senior Secured Term Loan A	7.25%	(L +5.75%)	1/31/16	1,319	1,314	1,230	0.9
					1,319	1,314	1,230	0.9
Containers, Packaging & Glass
Mold-Rite Plastics, LLC	Senior Secured Term Loan	5.50%	(L +4.25%)	6/30/16	4,009	3,990	3,962	2.9
					4,009	3,990	3,962	2.9
Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/1/17	2,810	2,778	2,810	2.0
					2,810	2,778	2,810	2.0
Environmental Industries
Apex Companies, LLC.	Senior Secured Term Loan	5.50%	(L +4.50%)	3/28/19	3,714	3,695	3,506	2.6
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	8/3/16	3,863	3,850	3,810	2.8
					7,577	7,545	7,316	5.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Healthcare & Pharmaceuticals
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	8/18/16	4,552	4,537	4,473	3.3
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	5.75%	(L +4.75%)	2/12/19	4,694	4,665	4,665	3.4
HealthFusion, Inc. (4)	Senior Secured Loan	13.00%	N/A	10/7/18	5,750	5,685	5,882	4.3
	Common Stock Warrants (1,646,666 shares)					-	498	0.4
					5,750	5,685	6,380	4.7

Hygenic Corporation	Senior Secured Term Loan	6.00%	(L +4.75%)	10/11/18	4,684	4,640	4,671	3.4
Intrafusion Holding Corp. (4)(10)	Senior Secured Term Loan B	13.58%	(L +9.00%)	6/13/18	2,000	2,016	2,016	1.5
Maverick Healthcare Equity, LLC (4)	Preferred Equity (1,250,000 units)					900	900	0.7
Maverick Healthcare Equity, LLC (4)	Class A Common Equity (1,250,000 units)					-	-	-
Vention Medical, Inc. (f/k/a MedTech Group, Inc.)	Senior Secured Term Loan	6.25%	(L +5.25%)	12/31/18	4,575	4,552	4,552	3.3
South Bay Mental Health Center, Inc. (4)	Subordinated Loan	12.0% cash / 2.5% PIK	N/A	10/12/17	3,030	3,030	3,027	2.2
Strata Pathology Services, Inc. (6)	Senior Secured Term Loan	11.00%	(L +9.50%)	6/30/16	4,037	3,988	801	0.6
Studer Group LLC	Senior Secured Term Loan	6.00%	(L +4.75%)	7/31/18	3,448	3,430	3,322	2.4
United Biologics Holdings, LLC (4)	Subordinated Loan	12.0% cash / 2.0% PIK	N/A	3/5/17	4,183	4,126	4,181	3.0
	Class A-1 Units (2,686 units) and Kicker Units (2,015 units)					9	22	-
	Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units)					8	19	-
	Class A Warrants (10,160 units)					67	74	0.1
	Class B Warrants (15,238 units)					7	38	-
					4,183	4,217	4,334	3.1

					40,953	41,660	39,141	28.6
High Tech Industries
Anaren, Inc. (4)	Senior Secured Term Loan	5.50%	(L +4.50%)	2/18/21	2,970	2,944	2,923	2.1
B&B Electronics Manufacturing Company	Senior Secured Term Loan A	6.50%	(L +5.00%)	4/4/15	2,440	2,437	2,426	1.8
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	6/6/17	2,220	2,198	2,220	1.6
					7,630	7,579	7,569	5.5
Media: Advertising, Printing & Publishing
Content Marketing, LLC	Senior Secured Term Loan	7.50%	(L +6.25%)	12/21/17	3,039	3,012	3,039	2.2
Jobson Healthcare Information, LLC (4)	Senior Secured Term Loan	10.13% cash / 2.795% PIK	(L +8.13%)	7/21/19	14,704	14,329	14,141	10.3
	Warrants (1,056,428 member units)					454	384	0.3
					14,704	14,783	14,525	10.6

Media Source	Senior Secured Term Loan	5.25%	(L +4.25%)	7/16/19	2,386	2,364	2,348	1.7

					20,129	20,159	19,912	14.5
Media: Broadcasting & Subscription
Campus Televideo, Inc.	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	3,592	3,542	3,590	2.6
					3,592	3,542	3,590	2.6
Media: Diversified & Production
A.C.T. Lighting, Inc. (4)	Subordinated Loan	12.00% cash / 2.0% PIK	N/A	7/24/19	3,502	3,482	3,482	2.5
					3,502	3,482	3,482	2.5
Metals & Mining
All Metals Holding, LLC(4)	Senior Secured Term Loan	10.50%	N/A	12/31/19	14,000	13,763	13,763	10.0
	Common Equity (2.75% member interest)					97	97	0.1
					14,000	13,860	13,860	10.1
Retail
Tharpe Company, Inc.	Senior Secured Term Loan	6.00%	(L +4.75%)	10/19/17	3,589	3,559	3,555	2.6
					3,589	3,559	3,555	2.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Services: Business
Accuvant Finance, LLC (4)	Senior Secured Initial Loans	7.00%	(P +3.75%)	10/22/20	5,970	5,917	5,970		4.3
BCC Software, LLC (4)	Senior Secured Revolver	N/A	(L +8.00%)	6/19/19	-	(15)	(24)	(2)	-
BCC Software, LLC (4)	Senior Secured Term Loan	9.00%	(L +8.00%)	6/19/19	6,913	6,820	6,758		4.9
Caddie Master Enterprises, Inc. (4)	Senior Secured Term Loan	10.00%	(L +9.00%)	12/31/20	10,500	9,845	9,845		7.2
	Common Stock Warrants (78.97 shares)					550	550		0.4
					10,500	10,395	10,395		7.6

C7 Data Centers, Inc. (4)	Senior Secured Term Loan	9.50%	(L +7.50%)	9/30/19	7,234	7,234	7,274		5.3
C7 Data Centers, Inc. (4)	Senior Secured Line of Credit	9.50%	(L +7.50%)	9/30/19	500	500	503		0.4
Community Investors, Inc. (4)(8)	Senior Secured Term Loan	11.86%	(L +7.25%)	9/30/19	8,500	8,420	8,420		6.1
	Common Stock (560 shares)					1	1		-
	Preferred Stock A (59,258 shares)					60	155		0.1
	Preferred Stock A-1 (27,737 shares)					66	72		0.1
	Preferred Stock A-2 (16,888 shares)					44	44		-
					8,500	8,591	8,692		6.3

Revspring Inc. (f/k/a Dantom Systems, Inc.)	Senior Secured Term Loan	5.50%	(L +4.25%)	8/3/17	4,454	4,434	4,454		3.2
Young Innovations, Inc.	Senior Secured Term Loan A	5.25%	(L +4.25%)	1/30/19	2,663	2,636	2,630		1.9
					46,734	46,512	46,652		33.9

Services: Consumer
smarTours, LLC (4)	Senior Secured Loan	9.25%	N/A	10/11/18	3,905	3,842	3,901		2.8
	Preferred Equity A (500,000 units)					489	671		0.5
					3,905	4,331	4,572		3.3

Southern Technical Institute, LLC (4)	Subordinated Loan	10.75%	(L +9.75%)	12/2/20	5,000	4,975	4,975		3.6

					8,905	9,306	9,547		6.9
Telecommunications
Barcodes LLC	Senior Secured Term Loan	7.25%	(P +4.00%)	12/9/19	2,815	2,791	2,791		2.0
NHR Holdings, LLC	Senior Secured Term Loan A	5.50%	(L +4.25%)	11/30/18	2,072	2,052	1,978		1.4
NHR Holdings, LLC	Senior Secured Term Loan B	5.50%	(L +4.25%)	11/30/18	2,100	2,080	2,005		1.5
					6,987	6,923	6,774		4.9

Total Non-control/Non-affiliate Investments					256,779	258,004	254,666		185.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Affiliate Investments
Aerospace & Defense
Malabar International (4)	Subordinated Loan	12.5% cash / 2.5% PIK	N/A	5/21/17	7,264	7,328	7,376	5.4
	Preferred Stock (1,644 shares)					4,283	4,404	3.2
					7,264	11,611	11,780	8.6
Capital Equipment
TRS Services, LLC (4)	Initial Senior Term Loan	9.50%	(L +8.50%)	12/10/19	10,474	10,383	10,383	7.6
TRS Services, LLC (4)	Delayed Draw Senior Term Loan	9.50%	(L +8.50%)	12/10/19	499	495	495	0.4
	3,000,000 Class A Units in IGT Holdings, LLC					3,020	3,020	2.2
	3,000,000 Common Units in IGT Holdings, LLC					-	-	-
					10,973	13,898	13,898	10.2
Healthcare & Pharmaceuticals
Pfanstiehl Holdings, Inc (4)	Subordinated Loan	12.0% cash / 1.5% PIK	N/A	9/29/18	3,788	3,874	3,864	2.8
	Class A Common Equity (400 shares)					217	1,070	0.8
					3,788	4,091	4,934	3.6
Services: Business
Contract Datascan Holdings, Inc. (4)(9)	Senior Secured Term Loan B	10.75%	(L +9.75%)	12/17/18	9,265	9,192	9,129	6.6
	Preferred Equity A (2,463 shares)					2,351	2,468	1.8
	Preferred Equity B (382 shares)					483	446	0.3
	Common Equity (9,069 shares)					-	-	-
					9,265	12,026	12,043	8.7

NeoSystems Corp. (4)	Subordinated Loan	10.5% cash / 2.25% PIK	N/A	8/13/19	4,540	4,498	4,524	3.3
	Convertible Preferred Stock (521,962 shares)					1,029	1,292	0.9
					4,540	5,527	5,816	4.2

Sentry Centers Holdings, LLC (4)	Senior Secured Loan	14.00%	N/A	6/28/18	5,075	4,969	5,104	3.7
	Senior Secured Loan	14.00%	N/A	1/15/16	1,000	979	1,010	0.7
	Preferred Equity A (83 units)					-	520	0.4
					6,075	5,948	6,634	4.8

Tangible Software, Inc. (4)(11)	Senior Secured Loan	4%	N/A	6/17/16	2,639	2,468	2,463	1.8
	Common Equity (1,285,864 shares)					-	-	-
					2,639	2,468	2,463	1.8

					22,519	25,969	26,956	19.5

Total Affiliate Investments					44,544	55,569	57,568	41.9

Total Investments					301,323	313,573	312,234	227.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Principal Amount	Cost		Fair Value		Percent of Net Assets

Money Market

WF Prime INVT MM #1752 (7)	Money Market	N/A	1,039	(3)	1,039	(3)	0.8
US Bank Money Market Deposit Account	Money Market	N/A	8,570	(3)	8,570	(3)	6.2
Total Money Market			9,609		9,609		7.0

Total Investments and Money Market (United States)		$301,323	$323,182		$321,843		234.1%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which is reset daily, quarterly or semi-annually. For each investment, we have provided the spread over LIBOR and current interest rate in effect at December 31, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.

(2)	The negative fair value is the result of the unfunded commitment being valued below par.

(3)	Included in cash and cash equivalents on the consolidated balance sheets.

(4)	Investments held by SBIC I LP. All other investments are held by OFS Capital WM, and are pledged as collateral under the OFS Capital WM credit facility.

(5)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

(6)	Non-accrual loan.

(7)	Money market accounts held by OFS Capital WM, and pledged as collateral under the OFS Capital WM credit facility.

(8)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Community Investors, Inc., the all-in interest rate of 11.86% at December 31, 2014 included an interest rate of 3.61% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.

(9)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall.

(10)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Intrafusion Holding Corp., the all-in interest rate of 13.58% at December 31, 2014 included an interest rate of 3.08% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.

(11)	The original debt and equity investments, with a total cost basis of $8,992, were restructured on December 17, 2014, as a result of which SBIC I LP received cash payment of $2,943, a new note with a fair value of $2,463 on the restructuring date and at December 31, 2014, and common stock in Tangible Software, Inc valued at zero at the restructuring date and at December 31, 2014. In connection with this restructuring, SBIC I LP recognized a loss of $3,586. The post-restructured investments were classified as affiliate investments and the new debt investment was deemed an accrual loan as of December 31, 2014.

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2013

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Healthcare & Pharmaceuticals
Accelerated Health Systems LLC	Senior Secured Term Loan	5.75%	(L +4.50%)	7/22/17	4,888	4,857	4,727		3.4
Aegis Sciences Corporation	Senior Secured Term Loan A	6.50%	(L +5.25%)	10/21/16	4,700	4,651	4,675		3.3
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	8/18/16	4,604	4,578	4,501		3.3
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	7.50%	(L +6.00%)	8/14/17	4,754	4,703	4,753		3.4

HealthFusion, Inc. (5)	Senior Secured Loan	13.00%	N/A	10/7/18	5,750	5,668	5,668		4.0
	Common Stock Warrants (1,910,302 shares)					-	-		-
					5,750	5,668	5,668		4.0

Hygenic Corporation	Senior Secured Term Loan	5.75%	(L +4.50%)	10/11/18	4,731	4,675	4,508		3.2
Vention Medical, Inc. (f/k/a MedTech Group, Inc.)	Senior Secured Term Loan	6.50%	(L +5.25%)	9/7/16	4,667	4,629	4,644		3.3
NeuroTherm, Inc	Senior Secured Term Loan	6.50%	(L +5.00%)	2/1/16	3,696	3,668	3,690		2.6

Strata Pathology Services, Inc. (7)	Senior Secured Term Loan	11.00%	(L +9.50%)	6/30/16	4,037	3,988	1,051		0.7
Studer Group LLC	Senior Secured Term Loan	6.00%	(L +4.75%)	7/31/18	3,738	3,706	3,614		2.6
The Ritedose Corporation	Senior Secured Term Loan	6.75%	(L +5.00%)	11/10/16	3,182	3,151	3,172		2.3

United Biologics Holdings, LLC (5)	Senior Secured Loan	12.0% cash / 2.0% PIK	N/A	3/5/17	3,290	3,217	3,218		2.3

	Class A-1 Units (2,686 units) and Kicker Units (2,015 units)					9	15		-
	Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units)					8	12		-
	Class A Warrants (10,160 units)					67	83		0.1
	Class B Warrants (15,238 units)					7	25		-
					3,290	3,308	3,353		2.4

					52,037	51,582	48,356		34.5
High Tech Industries
B&B Electronics Manufacturing Company	Senior Secured Term Loan A	6.50%	(L +5.00%)	4/4/15	2,715	2,697	2,577		1.8
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	6/6/17	2,344	2,312	2,344		1.7
					5,059	5,009	4,921		3.5

Media: Advertising, Printing & Publishing
Content Marketing, LLC	Senior Secured Term Loan	7.50%	(L +6.25%)	12/21/17	3,508	3,466	3,508		2.5
Media Source	Senior Secured Term Loan B	7.50%	(L +6.00%)	11/7/16	3,460	3,420	3,460		2.5
Media Source	Senior Secured Term Loan A	6.75%	(L +5.25%)	11/7/16	1,223	1,209	1,223		0.9
Pamarco Technologies, Inc.	Senior Secured Revolver	N/A	(L +3.75%)	12/31/14	-	(4)	(6)	(2)	-
Pamarco Technologies, Inc.	Senior Secured Term Loan A	6.00%	(L +3.75%)	12/31/14	1,522	1,518	1,516		1.1
					9,713	9,609	9,701		7.0

Media: Broadcasting & Subscription
Campus Televideo, Inc.	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	4,305	4,223	4,305		3.1
					4,305	4,223	4,305		3.1
Retail
Tharpe Company, Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	10/19/17	4,138	4,091	4,092		2.9
					4,138	4,091	4,092		2.9
Services: Business

Revspring Inc. (f/k/a Dantom Systems, Inc.)	Senior Secured Term Loan	5.50%	(L +4.25%)	8/3/17	4,752	4,723	4,723		3.4

Young Innovations, Inc.	Senior Secured Term Loan A	5.75%	(L +4.50%)	1/30/19	2,762	2,727	2,623		1.9
					7,514	7,450	7,346		5.3

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2013

(Dollar amounts in thousands)

							Percent
	Investment	Principal					of Net
Name of Portfolio Company	Type	Amount	Cost		Fair Value		Assets

Money Market

WF Prime INVT MM 1752 (8)	Money Market	N/A	3,829	(3)	3,829	(3)	2.7
WFB Secured Institutional MM (8)	Money Market	N/A	450	(4)	450	(4)	0.3
US Bank Money Market Deposit Account	Money Market	N/A	20,590	(3)	20,590	(3)	14.7
Sub-total Money Market			24,869		24,869		17.7

Total Investments (United States)		$237,666	$268,292		$262,788		187.2%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which is reset daily, quarterly or semi-annually. For each investment, we have provided the spread over LIBOR or Prime and current interest rate in effect at December 31, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Included in restricted cash and cash equivalents on the consolidated balance sheets.
(5)	Investments held by SBIC I LP. All other investments were held by OFS Capital WM, and were pledged as collateral under the OFS Capital WM credit facility.
(6)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(7)	Non-accrual loan.
(8)	Money market accounts held by OFS Capital WM, and pledged as collateral under the OFS Capital WM credit facility.

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

On November 7, 2012, the Company priced its IPO, selling 6,666,667 shares of its common stock at a public offering price of $15 per share and raising $100,000 in gross proceeds. Immediately prior to the IPO, on November 7, 2012, OFS Capital, LLC converted from a limited liability company to a corporation, as a result of which the sole membership interest held in OFS Capital, LLC by Orchard First Source Asset Management, LLC (“OFSAM”) prior to the conversion was exchanged for 2,912,024 shares of common stock in the Company.

On September 28, 2010, OFS Capital, LLC became the 100% equity owner of OFS Capital WM, LLC (“OFS Capital WM”). On September 29, 2011, OFS Capital, LLC became the primary beneficiary in OFS SBIC I, LP (formerly known as Tamarix Capital Partners, L.P.; “SBIC I LP”), a variable interest entity (“VIE”) under the applicable provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810, “Consolidation” (“ASC Topic 810”). On May 10, 2012, upon SBIC I LP’s receipt of a Small Business Investment Company (“SBIC”) license, OFS Capital, LLC became an approximately 68% limited partner in SBIC I LP. On December 4, 2013, the Company acquired the remaining limited partnership interests in SBIC I LP (the “Tamarix LP Acquisition”), as well as the remaining membership interests in OFS SBIC I GP, LLC (formerly known as Tamarix Capital G.P. LLC, “SBIC I GP”), the general partner of SBIC I LP that holds 1% limited partnership interest in SBIC I LP (the “Tamarix GP Acquisition”) (the Tamarix LP Acquisition and Tamarix GP Acquisition are collectively referred to as the “Tamarix Acquisitions”). As a result of the Tamarix Acquisitions, SBIC I LP and SBIC I GP became wholly owned subsidiaries of the Company effective December 4, 2013 (see Note 4 for more details).

The Company’s investment strategy is to focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies in the United States. The Company has entered into an investment advisory and management agreement with OFS Capital Management, LLC (“OFS Capital Management”, or the “Investment Advisor”), under which the Investment Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company (see Note 5 for more details).

Note 2. Summary of Significant Accounting Policies

Election to become a Business Development Company: The results of operations for the years ended December 31, 2014 and 2013 reflect the Company’s results as a BDC under the 1940 Act, whereas the results of operations for 2012 are divided into two periods. The period from January 1, 2012 through November 7, 2012, reflects the Company’s results prior to operating as a BDC under the 1940 Act. The period from November 8, 2012 through December 31, 2012, reflects the Company’s results as a BDC under the 1940 Act. Accounting principles used in the preparation of the consolidated financial statements beginning November 8, 2012 are different from those of prior periods and, therefore, the financial position and results of operations for those periods are not directly comparable. The primary difference in accounting principles relates to the carrying value of debt and equity investments. On November 7, 2012, the Company recorded a cumulative effect of accounting change of $348 as a result of its election to become a BDC, namely the effect of recording its equity investment in SBIC I LP at fair value. Also see corresponding section below for further information.

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K, ASC Topic 946, Financial Services—Investment Companies (“ASC Topic 946”), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments consisting only of normal recurring accruals and adjustments except: (1) OFS Capital’s accounting treatment of the Tamarix Acquisitions, as well as its consolidation of SBIC I LP and SBIC I GP, effective December 4, 2013 (see Note 4); (2) OFS Capital’s consolidation of the financial statements of OFS Capital WM effective March 30, 2012 (see Note 3); (3) the cumulative effect of accounting change to convert from cost to fair value accounting of SBIC I LP’s portfolio investments effective May 10, 2012 as a result of SBIC I LP’s receipt of the SBIC license and conversion to an investment company (see “Other cumulative effect of accounting change prior to SBIC I LP becoming an investment company” section below); (4) deconsolidation of the financial statements of SBIC I LP effective July 27, 2012 (see Note 4); and (5) cumulative effect of accounting change to convert to a BDC effective November 7, 2012 (see Election to become a Business Development Company above), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Principles of consolidation: The Company’s December 31, 2014 and 2013 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OFS Capital WM, OFS Funding, LLC, SBIC I LP and SBIC I GP. The Company consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. The Company also consolidates a VIE if it is the primary beneficiary in the VIE. Effective March 30, 2012, the Company consolidated the financial statements of OFS Capital WM into its own (see Note 3). Effective July 27, 2012, the Company deconsolidated the financial statements of SBIC I LP from its own (see Note 4). Effective December 4, 2013, the Company consolidated the financial statements of SBIC I LP and SBIC I GP into its own (see Note 4).

Other cumulative effect of accounting change prior to SBIC I LP becoming an investment company: Equity contributions made by potential investors in SBIC I LP prior to issuance of the SBIC license on May 10, 2012 were contingent upon receipt of the SBIC license, and were fully refundable in the event that SBIC I LP failed to obtain such license. As a result, prior to May 10, 2012, SBIC I LP was not deemed to be an investment company and accordingly, followed the same accounting principles as its primary beneficiary, OFS Capital, to account for its loans receivable at cost and its equity interests under the cost method of accounting on the consolidated financial statements of OFS Capital. On May 10, 2012, upon receipt of the SBIC license, SBIC I LP was deemed to be an investment company under ASC Topic 946, and began reporting its investment assets at fair value. Accordingly, effective May 10, 2012, SBIC I LP changed its accounting principle from cost to fair value for measuring its portfolio investments, and recorded a cumulative effect of this accounting change in the amount of $570 to reflect the difference between the fair value and cost basis of its portfolio investments at May 10, 2012.

The cumulative effect of the accounting change at May 10, 2012 reflects the effect of SBIC I LP’s conversion to an investment company as follows:

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Investment risks: The Company’s investments are subject to a variety of risks. These risks may include, but are not limited to the following:

Market risk - Market risk represents the potential loss that can be caused by a change in the fair value of the financial instrument due to market changes.

Credit risk - Credit risk represents the risk that the Company would incur if the counterparties failed to perform pursuant to the terms of their agreements with the Company.

Liquidity risk - Liquidity risk represents the possibility that the Company may not be able to rapidly adjust the size of its positions in times of high volatility and financial stress at a reasonable price.

Interest rate risk - Interest rate risk represents the likelihood that a change in interest rates could have an adverse impact on the fair value of an interest-bearing financial instrument.

Prepayment risk - Many of the Company’s debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the debt investments and making the instrument less likely to be an income producing instrument.

Off-Balance sheet risk - Some of the Company’s financial instruments contain off-balance sheet risk. Generally, these financial instruments represent future commitments to purchase other financial instruments at specific terms at specific future dates.

Use of estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

Reportable segments: In accordance with segment guidance set by Accounting Standards Codification 280, “Segment Reporting” (“ASC Topic 280”), the Company has determined that it has a single reportable segment and single operating segment structure.

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities at the time of acquisition of three months or less. The Company places its cash in financial institutions and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents: Prior to August 2014, restricted cash and cash equivalents represented amounts maintained in the Unfunded Exposure Account of OFS Capital WM as defined by the Loan Sale Agreement and other applicable transaction documents and were subject to the lien of the trustee for the benefit of the secured parties of OFS Capital WM. Proceeds in the Unfunded Exposure Account, along with advances under the OFS Capital WM Credit Facility (see Note 9), were utilized to fund a debt investment owned by OFS Capital WM that had an unfunded revolving commitment. In August 2014, as a result of the payoff of this loan, the Company’s restricted cash and cash equivalents balance was reduced to zero.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

As of December 31, 2014 and 2013, unamortized discounts and origination fees on debt investments amounted to $3,706 and $3,098, respectively. For the years ended December 31, 2014 and 2013, the period from November 8, 2012 to December 31, 2012, and the period from January 1, 2012 to November 7, 2012, the Company recognized net loan origination fee income of $1,459, $1,481, $185, and $861, respectively. For the years ended December 31, 2014 and 2013, the period from November 8, 2012 to December 31, 2012, and the period from January 1, 2012 to November 7, 2012, the Company recognized PIK interest income in the amount of $664, $37, $0 and $193, respectively. To maintain its status as a RIC, the Company includes non-cash interest income (and non-cash dividend income described below) in the amounts that must be paid out to its shareholders in the form of distributions.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution supported by tax-basis earnings and profits. Dividend income on preferred equity is accrued as earned. Such dividends on preferred equity securities could be payable in cash or in additional preferred securities and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reflected as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared are reflected in the investment account. The Company stops accruing dividends on its preferred equity securities when it is determined that the dividend is not collectible. The Company assesses the collectability of the dividends based on factors including the fair value of the preferred equity security as well as the valuation of the portfolio company’s enterprise value. During the year ended December 31, 2014, the Company recognized preferred dividend income of $570, of which $445 was contractually earned but not declared. For the year ended December 31, 2013, the period from November 8, 2012 to December 31, 2012, and the period from January 1, 2012 to November 7, 2012, the Company recognized preferred dividend income of $8, $0, and $69, respectively. In addition, the Company did not recognize any common stock dividend income during 2014, 2013 and 2012.

Fee Income: The Company may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Such revenue is recognized as the related services are rendered and amounted to $914, $135, $0, and $37, for the years ended December 31, 2014 and 2013, the period from November 8, 2012 to December 31, 2012, and the period from January 1, 2012 to November 7, 2012, respectively.

Other Income: Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of the investment, without regard to unrealized gains or losses previously recognized. Distribution of earnings from portfolio companies are evaluated to determine if the distribution is income or return of capital.

Investments are recorded at fair value. The Company’s Board determines the fair value of its portfolio investments. After recording all appropriate interest and dividend income, some of which is reflected in the investment account as described above, the Company reports changes in fair value of investments that are measured at fair value as a component of the net changes in unrealized appreciation/depreciation on investments in the consolidated statements of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of the Company’s management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has already been contractually added to the principal balance, is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. The Company had one non-accrual loan at December 31, 2014 and 2013, which was accounted for as of December 31, 2014 as a non-accrual cash method loan. The loan had an aggregate fair value of $801 and $1,051 at December 31, 2014 and 2013, respectively.

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

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax on estimated excess taxable income as taxable income is earned. At December 31, 2014 and 2013, no U.S. federal excise tax was accrued.

The Company accounts for income taxes in conformity with Accounting Standards Codification 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at December 31, 2014 and 2013. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

Prior to the Company’s election to become a BDC, the Company, as a limited liability company, did not record a provision for federal income taxes or deferred tax benefits because its income was taxable to its members. Therefore, no federal or state income tax provision had been recorded for the period from January 1, 2012 to November 7, 2012.

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

Deferred common stock offering costs: The Company defers costs related to its public offerings, including costs incurred in connection with the filing of shelf registration statements which allow for a delayed public offering. These costs include professional fees, registration costs, printing, and other miscellaneous offering costs. Deferred common stock offering costs related to a specific equity raise are charged against the proceeds from that equity raise when received. The Company incurred total deferred offering costs of $5,795 related to its IPO, which was charged against gross proceeds from the IPO on November 7, 2012. Deferred offering costs related to a continuous offering are ratably charged to paid-in capital as securities are sold under the shelf registration statement. As of December 31, 2014, the Company had incurred $297 of deferred common stock offering costs related to a universal shelf registration statement filed on November 19, 2014, which was declared effective on December 30, 2014 and replaced a previously filed shelf registration statement (filed on June 12, 2014 and declared effective on August 7, 2014). All of these deferred costs are included in prepaid expenses and other assets on the consolidated balance sheets as no equity was raised under the registration statement as of December 31, 2014.

Deferred financing closing costs: Deferred financing closing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized over the estimated average life of the borrowings. As of December 31, 2014 and 2013, unamortized deferred financing closing costs recorded by the Company amounted to $4,972 and $3,043, respectively. For the years ended December 31, 2014 and 2013, the period from November 8, 2012 to December 31, 2012, and the period from April 1, 2012 to November 7, 2012, the Company recorded amortization and write-off of deferred financing closing costs in the amount of $1,354, $965, $127 and $345, respectively.

Equity interests received prior to the Company’s election to become a BDC: For the three months ended March 31, 2012, under the equity method of accounting, the Company’s 100% share of the net income or loss of OFS Capital WM was included in “Income from equity interest in OFS Capital WM” in the consolidated statements of operations. Commencing with the execution of the WM 2012 Loan Amendment, effective April 1, 2012, OFS Capital consolidated the financial statements of OFS Capital WM into its own (see Note 3).

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

In September and November 2011, in connection with its loan originations, SBIC I LP received a 14.9% LLC membership interest in one borrower and a 19.8% preferred stock ownership interest in another borrower which were valued at $500 and $1,955, respectively, at the date of the respective loan origination. The Company applied the cost method of accounting to these equity interests until May 10, 2012, when SBIC I LP became an investment company and adopted fair value accounting on its portfolio investments.

Effective July 27, 2012, the Company deconsolidated the financial statements of SBIC I LP from its own, and adopted the equity method of accounting to account for its investment in SBIC I LP (see Note 4) through November 7, 2012. Accordingly, commencing July 27, 2012 and through November 7, 2012, the Company’s share of the net income or loss of SBIC I LP was included in “Income from equity interest in SBIC I LP” in the consolidated statement of operations under the equity method of accounting. Commencing November 8, 2012, upon the Company’s election to become a BDC, through December 4, 2013, the date of the Tamarix Acquisitions, the Company accounted for its equity investment in SBIC I LP at fair value. Effective December 4, 2013, as a result of the Tamarix Acquisitions, the Company consolidated SBIC I LP and SBIC I GP into its own financial statements.

Goodwill: Goodwill represents the excess of the purchase price of an acquired business over the fair value amounts assigned to assets and liabilities assumed in the business combination. On December 4, 2013, in connection with the Tamarix Acquisitions, the Company recorded goodwill in the amount of $1,077 (see Note 4).

Goodwill is evaluated for impairment at least annually and can be tested more frequently if an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying value.

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment, which amends ASC Topic 350, “Intangibles – Goodwill and Other”, states that an entity may first elect to assess qualitative factors to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill (“Step -0-”; or “qualitative assessment”). If based on the results of Step -0-, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity must proceed to the quantitative two-step analysis. An entity may also elect to bypass Step -0- and proceed directly to the quantitative two-step analysis.

The quantitative goodwill impairment test is a two-step analysis. First, the fair value of the reporting unit is compared to its book value (“Step-one”). If the fair value of the reporting unit is less than its book value, the entity then performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the reporting unit’s implied goodwill (“Step-two”). Goodwill impairment exists in Step-two when the implied fair value of goodwill is less than the carrying value of goodwill. The implied fair value of goodwill is determined based on the difference between the fair value of the reporting unit determined in Step-one and the fair value allocated to the identifiable assets, including unrecognized intangible assets, and liabilities of the reporting unit.

As of October 1, 2014, the Company performed a Step -0- assessment of goodwill and determined that it was not more likely than not that the fair value of the Company’s single reporting unit was less than its carrying value. As a result, the Company did not proceed to the quantitative two-step analysis, and concluded that goodwill was not impaired.

A significant amount of judgment is required in performing goodwill impairment analysis. When using the qualitative approach, the Company considered macroeconomic factors such as industry and market conditions, reporting unit-specific events, actual financial performance, and management's future business expectations. In addition, the Company analyzes the difference between the carrying value of its single reporting unit, which includes most of its assets carried at fair value (see Note 7), and the Company’s total market capitalization taking into account certain factors including control premium.

Intangible asset: On December 4, 2013, in connection with the Tamarix Acquisitions, the Company recorded an intangible asset attributable to the SBIC license that SBIC I LP holds in the amount of $2,500. The Company is amortizing this intangible asset over its estimated useful life, which was determined to be approximately 13 years. The Company expects annual amortization expense of its intangible asset to be $195 for each of the five years ending December 31, 2019 and $1,316 thereafter.

The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. For the year ended December 31, 2014, the Company did not recognize any impairment charge for its intangible asset.

Interest expense: Interest expense is recognized on the accrual basis.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Concentration of credit risk: Aside from its debt instruments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal.

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

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and if such doubt exists, requires specific disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept, and related presentation and disclosure requirements, of an extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include those items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective beginning after December 15, 2015 and may be applied retrospectively. ASU 2015-01 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements, as well as the available transition methods.

Note 3. OFS Capital WM

On September 28, 2010, OFS Capital entered into a Loan Sale Agreement with OFS Capital WM, pursuant to which OFS Capital transferred eligible loans or its 100% participating interest in certain loans as defined by the agreement with $96,906 in principal to OFS Capital WM in exchange for cash of $36,255 and a 100% ownership interest in OFS Capital WM (“OFS Capital WM Transaction”).

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3. OFS Capital WM (Continued)

Through March 30, 2012, OFS Capital WM’s loan portfolio was essentially fully funded, which makes future management activities a critical component to ensure satisfactory credit quality and profitability of OFS Capital WM’s loan portfolio. Effective March 30, 2012, OFS Capital entered into an agreement with OFS Capital WM and the Loan Manager to amend the credit facility of OFS Capital WM (”WM 2012 Loan Amendment”), as a result of which, (1) instead of the Loan Manager having the sole authority to determine actions on any proposed amendment, modification, restructuring, and waiver of loans, the Loan Manager is required to consult with OFS Capital before taking any such actions with a borrower; (2) instead of the Loan Manager having the sole authority to call or waive any default with respect to any loan, the Loan Manager is required to consult with OFS Capital before taking any such actions with a borrower, and (3) instead of the Loan Manager having the sole authority to vote to accelerate the maturity of any loan, the Loan Manager is required to consult with OFS Capital before taking any such actions with a borrower. If OFS Capital indicates in writing that it is dissatisfied with any actions in respect of the foregoing ultimately taken by the Loan Manager, pursuant to the WM 2012 Loan Amendment, the Loan Manager may pursue the course of action which it has recommended; however, the Loan Manager will also be obligated to promptly engage a third party broker/dealer to sell the loan in question, with OFS Capital possessing the sole right to negotiate and approve the terms of any such sale transaction (including price), as well as the sole right to terminate any loan sale discussions and to block any prospective loan sale. In consideration for the rights received as a result of the WM 2012 Loan Amendment, OFS Capital agreed to give up a right of first refusal that it possessed with respect to future transactions substantially similar to the OFS Capital WM Transaction that the Loan Manager and/or its affiliates may seek to conduct with third parties.

The WM 2012 Loan Amendment granted OFS Capital significant participating rights. Additionally, owing to: (1) the significant repayment since September 28, 2010 of the preponderant portion of the loans transferred to OFS Capital WM on that date and over which OFS Capital did not have the right to consent to, or withhold consent from, loan purchase or sale recommendations made by the Loan Manager, as well as (2) the nearly full ramping and funding of OFS Capital WM’s loan portfolio as of March 2012, OFS Capital now has the right to consent to, or withhold consent from, purchase or sale recommendations made by the Loan Manager with respect to a very high percentage of loans in the OFS Capital WM loan portfolio. Therefore, effective March 30, 2012, OFS Capital possessed the power to direct the activities of OFS Capital WM that most significantly impact OFS Capital WM’s economic performance. This resulted in OFS Capital succeeding to the controlling financial interest in OFS Capital WM, OFS Capital WM’s discontinuation as a VIE, and OFS Capital’s consolidation of OFS Capital WM, effective March 30, 2012.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3. OFS Capital WM (Continued)

The following unaudited pro forma presentation assumes OFS Capital’s consolidation of OFS Capital WM took place on January 1, 2012 and shows the pro forma effect on income from operations.

	Post-IPO as a
	Business
	Development	Pre-IPO Prior to becoming a Business
	Company	Development Company
	For the Period	For the Period
	November 8,	January 1, 2012
	2012 through	through	For the Year
	December 31,	November 7,	ended December	Pro Forma
	2012	2012	31, 2012	Adjustments		Pro Forma
		(Historical)		(unaudited)		(unaudited)
Investment income
Interest income from non-control/non-affiliate investments	$2,593	$10,733	$13,326	$4,269	(1)	$17,595
Dividend and fee income from non-control/non-affiliate investments	-	106	106	-		106
Total investment income	2,593	10,839	13,432	4,269		17,701
Expenses
Interest expense	580	3,583	4,163	1,730	(1)	5,893
Amortization of deferred financing closing costs	127	345	472	143	(1)	615
Management fee	427	1,818	2,245	267	(1)	2,512
Management fees - other related party	-	627	627	-		627
Professional fees	472	463	935	(2)	(1)	933
Administrative fee	110	-	110	-		110
General and administrative expenses	216	569	785	34	(1)	819
Total expenses	1,932	7,405	9,337	2,172		11,509
Net investment income	661	3,434	4,095	2,097		6,192
Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	-	(1,112)	(1,112)	-		(1,112)
Net change in unrealized appreciation (depreciation)
on non-control/non-affiliate investments	(222)	161	(61)	548	(1)	487
Net change in unrealized depreciation on affiliate investments	(41)	-	(41)	-		(41)
Net realized and unrealized gain (loss) on investments	(263)	(951)	(1,214)	548		(666)
Other income (loss) prior to becoming
a business development company
Income from equity interest in OFS Capital WM	-	2,645	2,645	(2,645)	(1)	-
Income from equity interest in Tamarix LP	-	378	378	-		378
Net loss attributable to the non-controlling interests	-	61	61	-		61
Other income	-	29	29	-		29
Total other income prior to becoming
a business development company	-	3,113	3,113	(2,645)		468
Net increase in net assets before cumulative
effect of accounting change and extraodinary gain (loss)	398	5,596	5,994	-		5,994
Cumulative effect of accounting change	(348)	570	222	-		222
Extraordinary gain (loss)	873	(873)	-	-		-
Net increase in net assets resulting from operations	$923	$5,293	$6,216	$-		$6,216

Pro Forma Adjustments:

(1) To eliminate OFS Capital’s income from equity investment in OFS Capital WM and consolidate OFS Capital WM’s statement of operations into OFS Capital’s for the year ended December 31, 2012.

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

The Tamarix Acquisitions were accounted for as a step acquisition in accordance with the Accounting Standards Codification 805, “Business Combinations” (“ASC Topic 805”), under which the Company first remeasured its previously held equity interest in SBIC I LP and SBIC I GP at fair value at December 4, 2013 and recognized the resulting $2,742 gain in earnings. The Company secondly accounted for the excess of the fair value of its previously held equity interest plus acquisition price over the fair value of the total net assets of SBIC I LP and SBIC I GP, totaling $1,077, as goodwill.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4. SBIC I LP and SBIC I GP (Continued)

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

Fair value of net identifiable assets on Tamarix Acquisitions date:
Investments	$41,887
Cash and cash equivalents	1,216
Interest receivable and other assets	647
Intangible asset	2,500
Total assets	$46,250
SBA debentures	(26,000)
Other liabilities	(251)
Net assets	$19,999
Remeasurement of the Company's equity investments in step acquisition:
Fair value of the Company's equity interests on Tamarix Acquisitions date	$12,966
Cost of the Company's equity interest immediately prior to Tamarix Acquisitions	10,224

Realized gain from step acquisitions	$2,742

Goodwill:
Acquisition price	$8,110
Fair value of the Company's equity interests on Tamarix Acquisitions date	12,966
Less: total net assets acquired	(19,999)
Goodwill	$1,077

The following table reflects the summary operational data of SBIC I LP on a stand-alone basis for the period December 5, 2013 to December 31, 2013.

Total investment income	$593
Total expenses	(84)
Net change in unrealized appreciation on non-control/non-affiliate investments	45
Net change in unrealized appreciation on affiliate investments	119
Net change in unrealized depreciation on control investment	(1,750)
Net decrease in net assets resulting from operations	$(1,077)

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4. SBIC I LP and SBIC I GP (Continued)

The following unaudited pro forma presentation assumes the Tamarix Acquisitions took place on January 1, 2013. The pro forma statement of operations for the year ended December 31, 2012 is not presented, as it would be of limited utility to reflect such amounts, the presentation of which would, owing to the various consolidation/deconsolidation activities during 2012, provide no meaningful disclosure to the readers of these financial statements.

	For the year ended December 31, 2013
	Historical	Pro Forma Adjustments		Pro Forma
		(unaudited)		(unaudited)
Investment income
Interest income	$16,927	$3,677	(1)	$20,604
Dividend and fee income	143	278	(1)	421

Total investment income	17,070	3,955		21,025

Expenses
Interest expense	3,384	502	(1)	3,886
Amortization of deferred financing closing costs	965	121	(1)	1,086
Management fees	3,435	288	(1)	3,723
Professional fees	1,639	122	(1)	1,761
Administrative fee	938	-		938
General and administrative expenses	991	32	(1)	1,023

Total expenses	11,352	1,065		12,417

Net investment income	5,718	2,890		8,608

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	87	-		87
Realized gain from Tamarix Acquisitions	2,742	(2,742)	(2)	-
Net change in unrealized appreciation (depreciation) on investments	(872)	1,783	(1)	911

Net realized and unrealized gain on investments	1,957	(959)		998

Net increase in net assets resulting from operations	$7,675	$1,931		$9,606

Pro Forma Adjustments:

(1) To incorporate SBIC I LP’s statement of operations for the period January 1, 2013 through December 4, 2013 into OFS Capital’s. During this period, SBIC I GP had minimal activities.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5. Related Party Transactions (Continued)

On May 5, 2014, the Investment Advisor agreed to reduce its base management fee by two-thirds for the nine months commencing April 1, 2014 and ending December 31, 2014. Specifically, for the second, third, and fourth quarters of fiscal 2014, the Investment Advisor reduced its base management fee from 0.4375% per quarter to 0.145833% per quarter of the average value of the Company’s total assets (other than cash, cash equivalents, and the intangible asset and goodwill resulting from the Tamarix Acquisitions, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. The purpose of this was to reduce the effective annual base management fee payable to the Investment Advisor pursuant to the terms of the Advisory Agreement by 50% for the 2014 fiscal year. Accordingly, the effective annual base management fee for the 2014 fiscal year was equal to 50% of the 1.75% required by the Advisory Agreement with the Investment Advisor, or not greater than 0.875%. The Investment Advisor informed the Company that this reduction was made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the Tamarix Acquisitions. The base management fee resumed to its 1.75% annual rate on January 1, 2015.

The base management fee is payable quarterly in arrears. For the years ended December 31, 2014 and 2013, and the period from November 8, 2012 to December 31, 2012, the base management fee expense was $2,184, $2,374, and $286, respectively.

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

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter in which the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of the Company’s gross assets used to calculate the base management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during such quarter.

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

The Company incurred incentive fee expense of $1,253 for the year ended December 31, 2014. The Company did not incur any incentive fee expense during 2013 and 2012.

Prior to the Company’s election to become a BDC, the Investment Advisor served as its advisor effective September 28, 2010, under an Investment Advisory Agreement pursuant to which OFS Capital paid an annual base management fee to the Investment Advisor to compensate for its investment advisory services. The base management fee was calculated initially at 2% per annum of the Company’s average total assets (excluding cash) at the end of the two most recently completed calendar quarters and was amended on March 30, 2012, pursuant to which OFS Capital paid a base management fee of 2% per annum on its average total assets excluding cash and the assets held by OFS Capital WM. For the assets held by OFS Capital WM at the subsidiary level, OFS Capital paid a base management fee of 0.5% per annum on the average total assets (excluding cash) of OFS Capital WM. For the period January 1, 2012 through November 7, 2012, the Company incurred management fee expense to its investment advisor of $1,168.

Administration Agreement: On November 7, 2012, OFS Capital entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Capital Services” or the “Administrator”), a wholly-owned subsidiary of OFSAM. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. For the years ended December 31, 2014 and 2013, and the period November 8, 2012 through December 31, 2012, the Company incurred an administration fee expense of $1,245, $938 and $110, respectively.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5. Related Party Transactions (Continued)

In September 2012, OFS Capital WM sold a debt investment to OFS Funding I for $792. The debt investment had a carrying value of $884. OFS Capital WM recognized a realized loss of $92 on the sale.

Management Fees – Other Related Party

From March 2012 through December 4, 2013, SBIC I LP incurred a management fee to Tamarix Associates, the former investment manager of SBIC I LP, at a per annum rate of 2.0% of the sum of SBIC I LP’s (1) unreduced regulatory capital as defined under the SBIC Act plus (2) the assumed leverage from the SBA equal to two times SBIC I LP’s unreduced regulatory capital. Prior to the deconsolidation of SBIC I LP, for the period January 1, 2012 through July 27, 2012, OFS Capital recorded management fee expense in the amount of $627 on its consolidated statement of operations.

The investment management agreement between SBIC I LP and Tamarix Associates was terminated on December 4, 2013.

Note 6. Investments

At December 31, 2014, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt investments	$248,971	$245,851	$241,749
Subordinated debt investments	52,352	52,337	52,453
Equity investments	N/A	15,385	18,032
Total	$301,323	$313,573	$312,234

At December 31, 2014, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Aerospace & Defense	$18,008	5.7%	$18,111	5.8%
Banking, Finance, Insurance & Real Estate	27,146	8.7	26,994	8.7
Capital Equipment	36,203	11.6	36,170	11.6
Chemicals, Plastics & Rubber	17,469	5.6	17,187	5.5
Construction & Building	12,478	4.0	12,482	4.0
Consumer goods: Non-durable	1,314	0.4	1,230	0.4
Containers, Packaging & Glass	3,990	1.3	3,962	1.3
Energy: Oil & Gas	2,778	0.9	2,810	0.9
Environmental Industries	7,545	2.4	7,316	2.3
Healthcare & Pharmaceuticals	45,751	14.6	44,075	14.1
High Tech Industries	7,579	2.4	7,569	2.4
Media: Advertising, Printing & Publishing	20,159	6.4	19,912	6.4
Media: Broadcasting & Subscription	3,542	1.1	3,590	1.1
Media: Diversified & Production	3,482	1.1	3,482	1.1
Metals & Mining	13,860	4.4	13,860	4.4
Retail	3,559	1.1	3,555	1.1
Services: Business	72,481	23.1	73,608	23.6
Services: Consumer	9,306	3.0	9,547	3.1
Telecommunications	6,923	2.2	6,774	2.2
	$313,573	100.0%	$312,234	100.0%

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the years ended December 31, 2014 and 2013, the period from November 8, 2012 through December 31, 2012, and the period from January 1, 2012 through November 7, 2012. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

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

To assess the reasonableness of the discounted cash flow approach, the fair value of equity securities, including warrants, in portfolio companies may also consider the market approach—that is, through analyzing and applying to the underlying portfolio companies, market valuation multiples of publicly-traded firms engaged in businesses similar to those of the portfolio companies. The market approach to determining the fair value of a portfolio company’s equity security (or securities) will typically involve: (1) applying to the portfolio company’s trailing twelve months (or current year projected) EBITDA a low to high range of enterprise value to EBITDA multiples that are derived from an analysis of publicly-traded comparable companies, in order to arrive at a range of enterprise values for the portfolio company; (2) subtracting from the range of calculated enterprise values the outstanding balances of any debt or equity securities that would be senior in right of payment to the equity securities held by the Company; and (3) multiplying the range of equity values derived therefrom by the Company’s ownership share of such equity tranche in order to arrive at a range of fair values for the Company’s equity security (or securities). Application of these valuation methodologies involves a significant degree of judgment by management.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7. Fair Value of Financial Instruments (Continued)

•	For each debt investment, a basic credit rating review process is completed. The risk rating on every credit facility is reviewed and either reaffirmed or revised by the Investment Advisor’s investment committee.
•	Each portfolio company or investment is valued by an investment professional.
•	The preliminary valuations are documented and are then submitted to the Investment Advisor’s investment committee for ratification.
•	Third party valuation firm(s) are engaged to provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. The Investment Advisor’s investment committee’s preliminary fair value conclusions on each of the Company’s assets for which sufficient market quotations are not readily available is reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the audit committee of the Company’s Board or required by the Company’s valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of the Company’s Board.
•	The audit committee of the Company’s Board reviews the preliminary valuations of the Investment Advisor’s investment committee and independent valuation firms and, if appropriate, recommends the approval of the valuations by the Board.
•	The Company’s Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Advisor, the audit committee and, where appropriate, the respective independent valuation firms.

The Company’s investments are subject to a variety of risks (see Investment Risks in Note 2 for details).

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	December 31, 2014
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Senior secured debt investments	$-	$-	$241,749	$241,749
Subordinated debt investments	-	-	52,453	52,453
Equity investments	-	-	18,032	18,032
Money market funds *	9,609	-	-	9,609

Total	$9,609	$-	$312,234	$321,843

* included in cash and cash equivalents on the consolidated balance sheet.

	December 31, 2014
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Non-control/non-affiliate investments	$-	$-	$254,666	$254,666
Affiliate investments	-	-	57,568	57,568
Money market funds *	9,609	-	-	9,609

Total	$9,609	$-	$312,234	$321,843

* included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated balance sheet.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7. Fair Value of Financial Instruments (Continued)

As of December 31, 2014, the Company had loans to 61 portfolio companies, of which 82% were senior secured loans and 18% were subordinated loans, at fair value, as well as equity investments in 15 of these portfolio companies. The Company also held equity investments in one additional portfolio company in which it solely held equity interests at December 31, 2014. The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of December 31, 2014:

	Fair Value at December 31, 2014	Valuation techniques	Unobservable inputs	Range (Weighted average)

Debt investments:
Senior secured	$241,749	Discounted cash flow	Discount rates	5.75% - 25.00% (9.46%)
			EBITDA multiples	4.30x - 10.87x (7.24x)
Subordinated	52,453	Discounted cash flow	Discount rates	12.78% - 15.00% (14.21%)
			EBITDA multiples	3.98x - 5.55x (5.43x)

Equity investments	18,032	Discounted cash flow	Discount rates	12.25% - 35.00%
			EBITDA multiples	3.98x - 9.48x
		Market approach	EBITDA multiples	3.56x - 14.74x

	December 31, 2013
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Senior secured debt investments	$-	$-	$221,546	$221,546
Subordinated debt investments	-	-	9,008	9,008
Equity investments	-	-	7,365	7,365
Money market funds *	24,869	-	-	24,869

Total	$24,869	$-	$237,919	$262,788

* included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated balance sheet.

	December 31, 2013
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Non-control/non-affiliate investments	$-	$-	$197,338	$197,338
Affiliate investments	-	-	32,735	32,735
Control investment	-	-	7,846	7,846
Money market funds *	24,869		-	24,869

Total	$24,869	$-	$237,919	$262,788

* included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated balance sheet.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7. Fair Value of Financial Instruments (Continued)

As of December 31, 2013, the Company had loans to 56 portfolio companies, of which 96% were senior secured loans and 4% were subordinated loans, at fair value, as well as equity investments in eight portfolio companies. The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of December 31, 2013:

	Fair Value at
	December 31,			Range
	2013	Valuation techniques	Unobservable inputs	(Weighted average)

Debt investments:
Senior secured	$221,546	Discounted cash flow	Discount rates	5.82% - 25.00% (8.92%)
			EBITDA multiples	4.00x - 10.10x (6.70x)
Subordinated	9,008	Discounted cash flow	Discount rates	13.13% - 15.00% (14.21%)
			EBITDA multiples	3.98x - 5.17x (4.67x)

Equity investments	7,365	Discounted cash flow	Discount rates	20.00% - 40.00%
			EBITDA multiples	3.98x - 9.48x
		Market approach	EBITDA multiples	3.47x - 11.86x

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

The following tables present changes in investments measured at fair value using Level 3 inputs for the years ended December 31, 2014 and 2013, the period November 8, 2012 through December 31, 2012, and the period January 1, 2012 through November 7, 2012.

	For the Year Ended December 31, 2014
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, beginning of year	$221,546	$9,008	$7,365	$237,919

Net realized gain on non-control/non-affiliate investments	199	-	-	199
Net realized gain on affiliate investment	28	-	-	28
Net realized loss on control investment	(2,913)	-	(673)	(3,586)
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(285)	50	769	534
Net change in unrealized appreciation/depreciation on affiliate investments	119	58	1,703	1,880
Net change in unrealized depreciation on control investment	1,077	-	673	1,750
Purchase of portfolio investments	115,357	39,705	7,760	162,822
Capitalized PIK interest, dividends and fees	398	441	446	1,285
Reversal of PIK interest on non-accrual loans	(64)	-	-	(64)
Proceeds from principal payments on portfolio investments	(79,587)	-	-	(79,587)
Sale of portfolio investments	(12,121)	-	-	(12,121)
Cash distribution received from equity investment	-	-	(11)	(11)
Amortization of discounts and premium	1,213	(27)	-	1,186
Reclassification of a debt investment	(3,218)	3,218

Level 3 assets, end of year	$241,749	$52,453	$18,032	$312,234

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7. Fair Value of Financial Instruments (Continued)

	For the Year Ended December 31, 2013
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, beginning of year	$227,542	$-	$4,657	$232,199

Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	323	-	44	367
Net change in unrealized appreciation/depreciation on affiliate investments	(14)	-	525	511
Net change in unrealized depreciation on control investment	(1,077)	-	(673)	(1,750)
Net realized gain on non-control/non-affiliate investments	87	-	-	87
Net realized gain on acquisitions of remaining ownership interests in SBIC I LP & SBIC I GP	-	-	2,742	2,742
Additional equity investments in SBIC I LP	-	-	5,175	5,175
Elimination of equity investments in SBIC I LP & SBIC I GP upon Tamarix Acquisitions	-	-	(12,966)	(12,966)
Consolidation of investments held by SBIC I LP upon Tamarix Acquisitions	27,501	8,973	5,413	41,887
Purchase of portfolio investments	42,734	-	2,448	45,182
Capitalized PIK interest	57	32	-	89
Proceeds from principal payments on portfolio investments	(63,053)	-	-	(63,053)
Sale of portfolio investments	(13,905)	-	-	(13,905)
Amortization of discounts and premium	1,351	3	-	1,354

Level 3 assets, end of year	$221,546	$9,008	$7,365	$237,919

	Post-IPO as a BDC
	For the Period November 8, 2012 through
	December 31, 2012
	Senior Secured
	Debt	Equity
	Investments	Investments	Total

Level 3 assets, beginning of period	$201,720	$-	$201,720

Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(222)	-	(222)
Net change in unrealized appreciation/depreciation on affiliate investments	-	(41)	(41)
Purchase of portfolio investments	32,125	-	32,125
Proceeds from principal payments on portfolio investments	(6,242)		(6,242)
Conversion to fair value upon election to become a BDC	-	4,698	4,698
Amortization of discounts and premium	161	-	161

Level 3 assets, end of period	$227,542	$4,657	$232,199

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7. Fair Value of Financial Instruments (Continued)

	Pre-IPO Prior to becoming a BDC
	For the Period January 1, 2012 through
	November 7, 2012
	Senior Secured
	Debt	Equity
	Investments	Investments	Total

Level 3 assets, beginning of period	$-	$-	$-

Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	387	(226)	161
Net realized loss on investment - related party	(1,257)	-	(1,257)
Consolidation of investments held by OFS Capital WM	197,765	-	197,765
Purchase of portfolio investments by OFS Capital WM	42,748	-	42,748
Purchase of portfolio investments by SBIC I LP	2,999	-	2,999
Accrued PIK	99	-	99
Portfolio investments of SBIC I LP converted from cost to fair value accounting	14,382	2,596	16,978
Proceeds from principal payments on portfolio investments held by OFS Capital WM	(26,168)	-	(26,168)
Proceeds from principal payments on portfolio investments held by SBIC I LP	(315)	-	(315)
Sale of portfolio investments to related party	(3,722)	-	(3,722)
Sale of portfolio investments to others	(8,800)	-	(8,800)
Portfolio investment received in connection with debt acquisition and restructuring by SBIC I LP	-	539	539
Deconsolidation of investments in SBIC I LP	(17,200)	(2,909)	(20,109)
Conversion to fair value upon election to become a BDC	-	-	-
Amortization of discounts and premium	802	-	802

Level 3 assets, end of period	$201,720	$-	$201,720

The net change in unrealized depreciation for the years ended December 31, 2014, 2013 and 2012 reported within the net change in unrealized appreciation/depreciation on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at the end of the year was $2,467, ($1,786) and ($102), respectively.

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

As of December 31, 2014 and 2013, the carrying value of the Company’s financial instruments, including its debt obligations under the revolving line of credit, as well as its SBA debentures payable, approximated their estimated fair value.

Note 8. Commitments and Contingencies

At December 31, 2014, the Company had $7,836 of total unfunded commitments for six portfolio companies, consisting of $7,472 of unfunded debt commitments and $364 of unfunded equity commitments. At December 31, 2013, the Company had $4,750 unfunded commitments for three portfolio companies, which consisted solely of unfunded debt commitments.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8. Commitments and Contingencies (Continued)

Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable regulations related to being a BDC and SBIC I LP is subject to periodic inspections by the SBA. Management believes that the Company is in material compliance with such regulations and inspection results do not indicate otherwise.

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

 Note 9. Revolving Line of Credit

OFS Capital WM has a $100,000 secured revolving credit facility (as amended from time to time, the “OFS Capital WM Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The OFS Capital WM Credit Facility is secured by all current and future eligible loans acquired by OFS Capital WM. The OFS Capital WM Credit Facility has a maturity date of December 31, 2018 and a reinvestment period through December 31, 2015. The interest rate on outstanding borrowings is the London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum at December 31, 2014. The minimum equity requirement currently is set at $35,000. As of December 31, 2014, the Company was in compliance with the applicable covenants.

Under the OFS Capital WM Credit Facility, the Loan Manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, which value is determined by the Controlling Lender (as defined in the OFS Capital WM loan documents), plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the years ended December 31, 2014 and 2013, the period November 8, 2012 through December 31, 2012, and the period January 1 through November 7, 2012, the Company incurred management fee expense of $731, $1,061, $141 and $650, respectively, to the Loan Manager.

The interest rates on the revolving line of credit borrowings at December 31, 2014 and 2013 were 2.76% and 2.75%, respectively. The unused commitment fee on the OFS Capital WM Credit Facility is (1) 0.5% per annum of the first $25,000 of the unused facility and (2) 2% per annum of the balance in excess of $25,000 and is included in interest expense on the consolidated statement of operations. For the years ended December 31, 2014 and 2013, the period November 8, 2012 through December 31, 2012, and the period January 1, 2012 through November 7, 2012, interest expense on revolving lines of credit totaled $2,905, $3,324, $580, and $3,583, respectively.

Deferred financing closing costs, net of accumulated amortization, on the OFS Capital WM Credit Facility as of December 31, 2014 and 2013 were $1,803 and $3,043, respectively. For the years ended December 31, 2014 and 2013, the period November 8, 2012 through December 31, 2012, and the period January 1, 2012 through November 7, 2012, amortization and write-off of deferred financing closing costs on revolving lines of credit totaled $1,240, $965, $127, and $345, respectively of which $665, $299, $0, and $0, represented write-offs for the respective period. Write-offs of deferred financing closing costs occur when the credit facility’s commitment is permanently reduced.

Availability under the OFS Capital WM Credit Facility as of December 31, 2014 was $9,392 based on the stated advance rate of 70% under the borrowing base.

Note 10. SBA Debentures Payable

Upon the completion of the Tamarix Acquisitions, effective December 4, 2013, the Company consolidated the financial statements of SBIC I LP into its own and SBIC I LP’s SBA debentures payable are reflected on the Company’s consolidated balance sheets.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. In connection with the Tamarix Acquisitions, the Company increased to $75,000 its total commitments to SBIC I LP, which became a drop down SBIC fund of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to the SBIC I LP. As of December 31, 2014, SBIC I LP had leverage commitments of $149,880 from the SBA, and $127,295 of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $22,585, under present SBIC regulations. As of December 31, 2013, SBIC I LP had leverage commitments of $49,438 from the SBA, and $26,000 of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $23,438.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10. SBA Debentures Payable (Continued)

On a stand-alone basis, SBIC I LP held $215,728 in assets at December 31, 2014, and accounted for approximately 63% of the Company’s total consolidated assets at December 31, 2014.

The following table shows the Company’s outstanding SBA debentures payable as of December 31, 2014 and 2013:

		Fixed	December 31,
Pooling Date (1)	Maturity Date	Interest Rate	2014	2013

September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	-
September 24, 2014	September 1, 2024	3.370	31,265	-
(2)	(2)	(2)	65,920	-

Total SBA debentures outstanding			$127,295	$26,000

(1) The SBA has scheduled pooling dates in March and September of each year. SBA debentures issued between pooling dates use an interim rate and will be fixed at the next pooling date.
(2) During the fourth quarter of 2014, the Company issued a total of $65,920 in SBA debentures which pool in March 2015, at which time the Company expects the current short-term interest rate weighted average of 0.92% will reset to a higher long-term fixed rate.

The Company received exemptive relief from the Securities and Exchange Commission (“SEC”) effective November 26, 2013. The exemptive relief allows OFS Capital to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.

The weighted average fixed interest rate on the SBA debentures as of December 31, 2014 and 2013 was 3.50% and 3.52%, respectively. For the year ended December 31, 2014 and for the period December 5, 2013 through December 31, 2013, interest expense on the SBA debentures was $1,319 and $60, respectively.

Deferred financing closing costs, net of accumulated amortization, on SBA-guaranteed debentures as of December 31, 2014 and 2013 were $3,169 and zero, respectively. For the year ended December 31, 2014, amortization of deferred financing closing costs on SBA-guaranteed debentures totaled $114.

Note 11. Federal Income Tax

The Company has elected to be treated as a RIC under Subchapter M of the Code, and to distribute substantially all of its respective net taxable income. Accordingly, no provision for federal income tax has been recorded in the financial statements. Taxable income differs from net increase in net assets resulting from operations primarily due to unrealized appreciation or depreciation on investments, as investment gains and losses are not included in taxable income until they are realized. In addition, for the year ended December 31, 2014, our taxable income differed from net increase in net assets resulting from operations due to (1) the exclusion from our taxable income of realized loss from our investment restructuring in a portfolio company (Tangible Software, Inc.), and (2) temporary tax and book difference related to our equity investment from pass-through entities, and (3) the exclusion from our taxable income of certain accrued preferred dividend income which has not been declared by our equity investees. For the year ended December 31, 2013, our taxable income differed from net increase in net assets resulting from operations due to (1) the exclusion from our taxable income of realized gain from the Tamarix Acquisitions, and (2) temporary tax and book difference related to our equity investment from pass-through entities.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Federal Income Tax (Continued)

The following reconciles the net increase in net assets resulting from operations to taxable income for the years ended December 31, 2014 and 2013, and for the period November 8, 2012 through December 31, 2012:

	For the Year Ended December 31, 2014(1)	For the Year Ended December 31, 2013	For the Period November 8, 2012 through December 31, 2012

Net increase in net assets resulting from operations	$9,940	$7,675	$923
Net unrealized depreciation on investments	(4,164)	872	611
Permanent difference - realized gain from Tamarix Acquisitions	-	(2,742)	-
Permanent difference - realized loss from investment restructruring	2,957		-
Other permanent differences	-	1	63
Other temporary differences	(547)	727	45

Taxable income before deductions for distributions	$8,186	$6,533	$1,642

(1)	The Company's taxable income for 2014 is an estimate and will not be finally determined until the Company files its 2014 federal income tax return in 2015. Therefore, the Company’s actual taxable income may be different than its estimate.

The tax character of distributions paid in 2014 and 2013 were as follows:

	For the Year Ended December 31,
	2014	2013
Ordinary income	$8,631	$8,170	(2)
Long-term capital gain	-	5
Return of capital	4,472	3,268

Total	$13,103	$11,443

(2)	Includes taxable income for the period November 8, 2012 through December 31, 2012, which was distributed in January 2013.

The components of undistributed ordinary income earnings on tax basis were as follows:

	As of December 31,
	2014	2013	2012

Undistributed ordinary income	$-	$-	$1,642
Undistributed long-term capital gain	-	-	-
Unrealized appreciation (depreciation) on investments	-	478	(611)

Total	$-	$478	$1,031

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Financial Highlights

The financial highlights for the Company are as follows:

	Year Ended December 31,				November 8, 2012 through
	2014		2013		December 31, 2012 (4)

Per share data:
Net asset value at beginning of period	$14.58		$14.80		N/A	(5)
Distributions (8)
Dividends from ordinary income	(0.90)		(0.68)		N/A	(5)
Dividends from capital gains	-		-		N/A	(5)
Return of capital	(0.46)		(0.34)		N/A	(5)
Net investment income	0.95		0.59		N/A	(5)
Net realized gain on non-control/non-affiliate investments	0.02		0.01		N/A	(5)
Net realized gain on affiliate investments	-		-		N/A	(5)
Net realized loss on control investment	(0.37)		-		N/A	(5)
Realized gain on step acquisition of SBIC I LP and SBIC I GP	-		0.29		N/A	(5)
Net change in unrealized appreciation/depreciation on						(5)
non-control/non-affiliate investments	0.05		0.04		N/A	(5)
Net change in unrealized appreciation/depreciation on affiliate investments	0.19		0.05		N/A	(5)
Net change in unrealized depreciation on control investment	0.18		(0.18)		N/A	(5)
Net asset value at end of period	$14.24		$14.58		$14.80	(5)

Per share market value, end of period	$11.78		$12.83		$13.69
Total return based on market value	2.4%	(1)	1.2%	(1)	(7.6)	(1)
Shares outstanding at end of period	9,650,834		9,629,797		9,578,691
Ratios to average net assets:
Expense without incentive fees	9.0%		8.0%		13.6	(6)
Incentive fees	0.9%		-		-	(6)
Total expenses	9.9%		8.0%		13.6	(6)
Net investment income without incentive fees	7.5%		4.1%		4.6	(6)
Average net asset value	$138,131	(2)	$141,058	(3)	$98,164	(7)

(1)	Calculation is ending market value less beginning market value, adjusting for dividends and distributions.
(2)	Based on average net asset values at December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014.
(3)	Based on average net asset values at December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013.

(4)	For historical periods that include financial results prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share, dividends and distributions declared per common shares and weighted average shares outstanding information for periods that include financial results prior to November 7, 2012 are not provided.

(5)	Per share data is not provided as the Company did not have shares of common stock outstanding prior to its IPO.

(6)	Annualized.

(7)	Based on average net asset values at November 8, 2012 and December 31, 2012.

(8)	The components of the distributions are estimated and presented on an income tax basis.

Note 13. Dividends and Distributions

The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, it is required to distribute annually to its shareholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company intends to make distributions to shareholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, it may in the future decide to retain such capital gains for investment.

In addition, the Company may be limited in its ability to make distributions due to the BDC asset coverage test for borrowings applicable to the Company as a BDC under the 1940 Act.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 13. Dividends and Distributions (Continued)

The following table summarizes distributions declared and paid from inception to December 31, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Total Amount
Period November 8, 2012 to December 31, 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

Year ended December 31, 2013
March 26, 2013	April 17, 2013	April 30, 2013	$0.34	$3,269
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
September 25, 2013	October 17, 2013	October 31, 2013	0.34	3,273
Total declared for the year ended
December 31, 2013			$1.02	$9,814

Year ended December 31, 2014
January 21, 2014	January 31, 2014	February 14, 2014	$0.34	$3,274
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,275
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,276
November 4, 2014	December 17, 2014	December 31, 2014	0.34	3,278
Total declared for the year ended
December 31, 2014			$1.36	$13,103

(1)	Represented the dividend declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after the IPO in November 2012, would have been $0.34 per share.

(2)	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of December 31, 2012 (for the period November 8, 2012 through December 31, 2012), March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, and December 31, 2014, the Company estimated that approximately zero, $0.18, $0.19, $0.18, zero, $0.19, $0.12, $0.04, and $0.11, respectively, would have represented a return of capital.

The Company maintains an “opt out” dividend reinvestment plan for its common shareholders. As a result, if the Company’s Board authorizes, and the Company declares, a cash dividend or other distribution, then the Company’s shareholders who have not “opted out” of its dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The following table represents dividend reinvestment plan activity for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Shares issued	21,037	51,106
Average price per share	$12.17	$14.05

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions will be made annually as of the end of its fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s shareholders. Approximately $0.46 per share of the Company’s distributions for the year ended December 31, 2014 were a return of capital to its shareholders.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 14. Earnings per Share

The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the years ended December 31, 2014 and 2013, and the period November 8, 2012 through December 31, 2012. Prior to November 7, 2012, the Company did not have common shares outstanding or an equivalent and therefore earnings per share results prior to November 7, 2012 are not provided.

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period November 8, 2012 through December 31, 2012
Net increase in net assets resulting from operations	$9,940	$7,675	$923
Basic and diluted weighted average shares outstanding	9,634,471	9,619,723	9,578,691

Net increase in net assets resulting from operations per common share - basic and diluted	$1.03	$0.80	$0.10

Note 15. Extraordinary Gain (Loss)

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

Note 16: Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$6,953	$6,197	$4,658	$5,012
Net investment income	2,743	2,893	2,099	1,400
Net realized and unrealized gain (loss)	754	942	(1,542)	651
Net increase in net assets resulting from operations	3,497	3,835	557	2,051
Net increase in net assets resulting from operations per share (1)	$0.36	$0.40	$0.06	$0.21
Net asset value per share (2)	$14.24	$14.22	$14.17	$14.45

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Total investment income	$4,452	$4,017	$4,236	$4,365
Net investment income	1,382	1,428	1,466	1,442
Net realized and unrealized gain (loss)	(201)	(1,062)	1,791	1,429
Net increase in net assets resulting from operations	1,181	366	3,257	2,871
Net increase in net assets resulting from operations per share (1)	$0.12	$0.04	$0.34	$0.30
Net asset value per share (2)	$14.58	$14.46	$14.76	$14.76

(1)	Based on weighted average shares outstanding for the respective period.
(2)	Based on shares outstanding at the end of the respective period.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 17. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type (1)	Interest, Fees and Dividends Credited to Income (2)	December 31, 2013 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2014 Fair Value
Control Investment
Tangible Software, Inc.	Senior Secured Loan (5)	$868	$7,846	$-	$(7,846)	$-
	Common Equity B (5)	-	-	-	-	-
	Common Equity B-1 (5)	-	-	-	-	-
	Common Equity B-2 (5)	-	-	-	-	-

Total Control Investment		868	7,846	-	(7,846)	-

Affiliate Investments
Contract Datascan Holdings, Inc.	Senior Secured Term Loan B	1,127	12,144	48	(3,063)	9,129
	Preferred Equity A	340	2,011	457	-	2,468
	Preferred Equity B	45	437	46	(37)	446
	Common Equity	-	-	-	-	-
		1,511	14,592	551	(3,100)	12,043

Malabar International	Subordinated Loan	935	5,223	2,194	(41)	7,376
	Preferred Stock	125	3,911	493	-	4,404
		1,060	9,134	2,687	(41)	11,780

NeoSystems Corp.	Subordinated Loan	281	-	4,569	(45)	4,524
	Convertible Preferred Stock	49	-	1,292		1,292
		330	-	5,861	(45)	5,816

Pfanstiehl Holdings, Inc	Subordinated Loan	524	3,785	111	(32)	3,864
	Class A Common Equity	-	371	699	-	1,070
		524	4,156	810	(32)	4,934

Sentry Centers Holdings, LLC	Senior Secured Loan	782	4,853	251	-	5,104
	Senior Secured Loan	84	-	1,040	(30)	1,010
	Preferred Equity A	-	-	520	-	520
		866	4,853	1,811	(30)	6,634

Tangible Software, Inc.	Senior Secured Loan (5)	9	-	2,463	-	2,463
	Common Equity (5)	-	-	-		-
		9	-	2,463	-	2,463

TRS Services, Inc.	Initial Senior Term Loan	156	-	10,501	(118)	10,383
	Delayed Draw Senior Term Loan	7	-	501	(6)	495
	Class A Units in IGT Holdings, LLC	20	-	3,020		3,020
	Common Units in IGT Holdings, LLC	-	-	-	-	-
		184	-	14,022	(124)	13,898

Total Affiliate Investments		4,484	32,735	28,205	(3,372)	57,568

Total Control and Affiliate Investments		$5,352	$40,581	$28,205	$(11,218)	$57,568

(1)	Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2014 income for the portion of the year ended December 31, 2014 that an investment was included in Control or Affiliate Investment categories, respectively.
(3)	Gross additions include increases in cost basis resulting from a new portfolio investment, accrued PIK interest and dividend, accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net decreases in unrealized appreciation or net increases in unrealized depreciation.
(5)	The original investment, which was categorized as a Control Investment, was restructured on December 17, 2014, as a result of which the Company received a new note and new equity interest, as well as cash. The new investment was categorized as an Affiliate Investment at December 31, 2014.

Note 18. Subsequent Events Not Disclosed Elsewhere

On March 4, 2015, the Company’s Board declared a distribution of $0.34 per share for the first quarter of 2015, payable on March 31, 2015 to shareholders of record as of March 17, 2015.

In January 2015, the Company filed an application with the SBA for a second SBIC license, which, if approved, would provide up to $75,000 in additional SBA debentures for the funding of the Company’s future investments, upon its contribution of at least $37,500 in additional regulatory capital and subject to the issuance of a leverage commitment by the SBA and customary procedures. There can be no assurance as to whether or when this application will be approved by the SBA.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

(c) Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

(d) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act), occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation of OFS Capital, LLC (2)

3.2	Certificate of Incorporation of OFS Capital Corporation (2)

3.3	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation (8)

3.4	Amended and Restated Limited Liability Company Agreement of OFS Capital, LLC (2)

3.5	Bylaws of OFS Capital Corporation (2)

4.1	Form of Stock Certificate of OFS Capital Corporation (2)

4.2	Form of Base Indenture (11)

4.3	Statement of Eligibility of Trustee on Form T-1 (14)

4.4	Form of Warrant Agreement (12)

4.5	Form of Subscription Agent Agreement (12)

4.6	Form of Subscription Certificate (12)

4.7	Form of Certificate of Designation (12)

10.1	Form of Dividend Reinvestment Plan (2)

10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC (13)

10.3	Form of Custody Agreement (2)

10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC (2)

10.5	License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC (2)

10.6	Loan and Security Agreement among MCF Capital Management LLC, OFS Capital WM, LLC, each of the Class A Lenders from time to time party thereto, each of the Class B lenders from time to time party thereto, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated as of September 28, 2010 (1)

10.7	Pledge Agreement made by OFS Capital, LLC, OFS Capital WM, LLC and OFS Funding, LLC in favor of Wells Fargo Delaware Trust Company, N.A., as Trustee, for the benefit of the Secured Parties, dated as of September 28, 2010 (1)

10.8	Account Control Agreement among OFS Capital WM, LLC, Wells Fargo Delaware Trust Company, N.A., Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of September 28, 2010 (1)

10.9	Participation Agreement dated as of September 28, 2010, between OFS Funding, LLC and OFS Capital, LLC (1)

10.10	Loan Sale Agreement between OFS Capital, LLC, and OFS Capital WM, LLC, dated as of September 28, 2010 (1)

10.11	First Amendment to Loan Sale Agreement among OFS Capital WM, LLC and OFS Capital, LLC, dated February 23, 2011(2)

10.12	Amended and Restated Consent Procedures Letter among OFS Capital, LLC, OFS Capital WM, LLC, Madison Capital Funding LLC, and MCF Capital Management LLC, dated February 23, 2011 (Loan and Security Agreement – Exhibit L) (2)

10.13	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers (2)

10.14	Form of Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC (4)

10.15	Second Amended and Restated Consent Procedures Letter among OFS Capital, LLC, OFS Capital WM, LLC, Madison Capital Funding LLC, and MCF Capital Management LLC, dated March 30, 2012 (3)

10.16	Amendment to Second Amended and Restated Consent Procedures Letter among OFS Capital, LLC, OFS Capital WM, LLC, Madison Capital Funding LLC, and MCF Capital Management LLC, dated September 28, 2012 (5)

10.17	First Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated November 27, 2010 (5)

10.18	Second Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated January 26, 2011(5)

10.19	Third Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated September 28, 2012 (5)

10.20	Fourth Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated January 22, 2013 (7)

10.21	Fifth Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated April 3, 2013 (15)

10.22	Sixth Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated November 22, 2013 (9)

10.23	Seventh Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated January 17, 2014 (10)

10.24	Eighth Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated July 24, 2014 (10)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

14.1	Code of Ethics of OFS Capital Corporation (3)

14.2	Code of Ethics of OFS Advisor (incorporated by reference to Exhibit 14.1 hereto) (3)

21.1	List of Subsidiaries (15)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as part of Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on October 5, 2010.
(2)	Previously filed as part of Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on March 17, 2011.
(3)	Previously filed as part of Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on May 3, 2012.
(4)	Previously filed as part of Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on July 24, 2012.
(5)	Previously filed as part of Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on October 19, 2012.
(6)	Previously filed as part of Pre-Effective Amendment No. 9 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on October 24, 2012.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, filed on January 23, 2013.
(8)	Previously filed as part of the Annual Report on Form 10-K of the Company, filed on March 26, 2013.
(9)	Previously filed as part of the Current report on Form 8-K of the Company, filed on November 26, 2013.
(10)	Previously filed as part of Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (333-196704) filed on July 24, 2014
(11)	Previously filed as part of the Company’s registration statement on Form N-2 (File No. 333-200376) filed on November 19, 2014.
(12)	Previously filed as part of Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-200376) filed on December 16, 2014.
(13)	Previously filed as part of the Company’s quarterly report on Form 10-Q filed on November 7, 2014.
(14)	Previously filed as part of Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-200376) filed on December 24, 2014.
(15)	Previously filed as part of the Company’s annual report on Form 10-K, filed on March 17, 2014.

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

OFS CAPITAL CORPORATION

Date: March 6, 2015	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 6, 2015	/s/ Bilal Rashid
Bilal Rashid, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 6, 2015	/s/ Glenn R. Pittson
Glenn R. Pittson, Director

Date: March 6, 2015	/s/ Marc Abrams
Marc Abrams, Director

Date: March 6, 2015	/s/ Robert J. Cresci
Robert J. Cresci, Director

Date: March 6, 2015	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 6, 2015	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 6, 2015	/s/ Bei Zhang
Bei Zhang, Chief Accounting Officer (Principal Accounting Officer)

