Form 10-Q
period 2015-03-31
OFS Capital Corp
filed 2015-05-08
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

 The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 4, 2015 was 9,662,940.

OFS CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2015	2014
Assets
Investments, at fair value
Non-control/non-affiliate investments (cost of $258,984 and $258,004, respectively)	$255,295	$254,666
Affiliate investments (cost of $58,147 and $55,569, respectively)	60,889	57,568
Total investments at fair value	316,184	312,234
Cash and cash equivalents	21,297	12,447
Interest receivable	1,230	676
Receivable from investment sold	-	7,223
Prepaid expenses and other assets	525	556
Intangible asset, net of accumulated amortization of $258 and $209, respectively	2,242	2,291
Goodwill	1,077	1,077
Deferred financing closing costs, net of accumulated amortization of $2,658 and $2,540, respectively	4,754	4,972
Total assets	$347,309	$341,476

Liabilities
Accrued professional fees	$434	$462
Interest payable	742	1,315
Management and incentive fees payable	2,049	1,229
Administration fee payable	541	273
Other payables	241	247
Deferred loan fee revenue	504	572
SBA debentures payable	140,880	127,295
Revolving line of credit	64,348	72,612
Total liabilities	209,739	204,005

Commitments and Contingencies (Note 6)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized,
0 shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,662,940 and 9,650,834
shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	97	97
Paid-in capital in excess of par	143,529	143,381
Distributions in excess of net investment income	(8,286)	(7,844)
Accumulated net realized loss	(844)	(844)
Net unrealized appreciation on investments	3,074	2,681
Total net assets	137,570	137,471

Total liabilities and net assets	$347,309	$341,476

Number of shares outstanding	9,662,940	9,650,834
Net asset value per share	$14.24	$14.24

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Investment income
Interest income
Non-control/non-affiliate investments	$5,815	$3,786
Affiliate investments	1,343	827
Control investment	-	302
Total interest income	7,158	4,915
Dividend and fee income
Non-control/non-affiliate investments	185	8
Affiliate investments	278	64
Control investment	-	25
Total dividend and fee income	463	97

Total investment income	7,621	5,012

Expenses
Interest expense	1,230	991
Amortization and write-off of deferred financing closing costs (see Note 7)	547	150
Amortization of intangible asset	49	63
Management fees	1,555	1,264
Incentive fee	375	-
Professional fees	315	454
Administration fee	541	475
General and administrative expenses	260	215

Total expenses	4,872	3,612

Net investment income	2,749	1,400

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	90	-
Net change in unrealized appreciation/depreciation on
non-control/non-affiliate investments	(353)	926
Net change in unrealized appreciation/depreciation on affiliate investments	746	519
Net change in unrealized depreciation on control investment	-	(794)

Net realized and unrealized gain on investments	483	651

Net increase in net assets resulting from operations	$3,232	$2,051

Net investment income per common share - basic and diluted	$0.28	$0.15
Net increase in net assets resulting from operations
per common share - basic and diluted	$0.33	$0.21
Dividends and distributions declared per common share	$0.34	$0.34
Basic and diluted weighted average shares outstanding	9,650,969	9,631,155

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(Dollar amounts in thousands, except per share data)

				Distributions		Net
			Paid-in	in Excess of		Unrealized
			Capital in	Net	Accumulated	Appreciaton
	Common Stock		Excess	Investment	Net Realized	(Depreciation) on	Total Net
	Shares	Par	of Par	Income	Gain (Loss)	Investments	Assets

Balance at January 1, 2014	9,629,797	$96	$143,126	$(4,103)	$2,742	$(1,483)	$140,378

Net increase in net assets resulting from operations	-	-	-	1,400	-	651	2,051
Stock issued in connection with dividend reinvestment plan	2,656	-	34	-	-	-	34
Dividends and distributions (1)	-	-	-	(3,274)	-	-	(3,274)

Balance at March 31, 2014	9,632,453	$96	143,160	(5,977)	2,742	(832)	139,189

Balance at January 1, 2015	9,650,834	$97	$143,381	$(7,844)	$(844)	$2,681	$137,471

Net increase in net assets resulting from operations	-	-	-	2,749	90	393	3,232
Stock issued in connection with dividend reinvestment plan	12,106	-	148	-	-	-	148
Dividends and distributions (1)	-	-	-	(3,191)	(90)	-	(3,281)

Balance at March 31, 2015	9,662,940	$97	$143,529	$(8,286)	$(844)	$3,074	$137,570

(1)	If the tax characteristics of these distributions were determined as of March 31, 2015 and 2014, the Company estimated that approximately 81% and 19% of the distributions would have represented ordinary income and return of capital, respectively, as of March 31, 2015, and approximately 44% and 56% would have represented ordinary income and return of capital, respectively, as of March 31, 2014. See Note 9 - Financial Highlights for detailed disclosure of the tax characteristics of these distributions.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2015	2014

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$3,232	$2,051
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization and write-off of deferred financing closing costs	547	150
Amortization of discounts and premiums	(306)	(304)
Amortization of deferred loan fee revenue	(79)	(37)
Amortization of intangible assets	49	63
Cash collection of deferred loan fee revenue	12	151
Payment-in-kind interest and dividend income	(593)	(126)
Net realized gain on non-control/non-affiliate investments	(90)	-
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	353	(926)
Net change in unrealized appreciation/depreciation on affiliate investments	(746)	(519)
Net change in unrealized depreciation on control investment	-	794
Purchase of portfolio investments	(24,588)	(8,901)
Proceeds from principal payments on portfolio investments	10,986	19,899
Proceeds from sale of portfolio investments	18,257	4,493
Changes in operating assets and liabilities:
Interest receivable	(554)	62
Prepaid expenses and other assets	35	8
Accrued professional fees	(28)	(37)
Due to/from affiliated entities, net	-	217
Interest payable	(573)	(189)
Management and incentive fees payable	820	179
Administration fee payable	268	195
Other payables	7	(43)
Net cash provided by operating activities	7,009	17,180

Cash Flows From Financing Activities
Net repayment of advances from affiliated entities	-	(14)
Cash dividends and distributions paid	(3,133)	(3,240)
Borrowings under the revolving line of credit	1,200	6,900
Repayments under the revolving line of credit	(9,464)	(12,396)
Draw down on SBA debentures	13,585	-
Change in other liabilities	(14)	-
Deferred common stock offering costs paid	(4)	-
Deferred financing closing costs paid	(329)	-
Net cash provided by (used in) financing activities	1,841	(8,750)

Net increase in cash and cash equivalents	8,850	8,430

Cash and cash equivalents — beginning of period	12,447	28,569

Cash and cash equivalents — end of period	$21,297	$36,999

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,803	$1,180

Supplemental Disclosure of Noncash Financing and Investing Activities:
Dividends and distributions paid by issuance of common stock	148	34

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments

Aerospace & Defense
Aero-Metric, Inc. (4)	Senior Secured Term Loan	8.75%	(L +7.50%)	8/27/17	$2,628	$2,609	$2,579	1.9%
Whitcraft LLC (4)	Senior Secured Term Loan	6.50%	(L +5.00%)	12/16/15	3,700	3,690	3,638	2.6
					6,328	6,299	6,217	4.5
Banking, Finance, Insurance & Real Estate
Accurate Group Holdings, Inc.	Subordinated Loan	12.50%	N/A	8/23/18	10,000	10,066	10,100	7.3
Captive Resources Midco LLC (4)	Senior Secured Term Loan	6.50%	(L +5.00%)	1/2/19	4,805	4,760	4,685	3.4
CSI Financial Services, LLC (4)(5)	Senior Secured Term Loan	7.00%	(L +5.75%)	12/12/18	3,166	3,135	3,132	2.3
H.D. Vest, Inc. (5)	Senior Secured Term Loan	9.25%	(L +8.25%)	3/17/21	6,000	5,940	5,940	4.3
MYI Acquiror Limited (4)(5)	Senior Secured Term Loan A	5.75%	(L +4.50%)	5/28/19	4,862	4,840	4,783	3.5
Townsend Acquisition LLC (4)	Senior Secured Term Loan	5.25%	(L +4.25%)	5/21/20	4,319	4,291	4,244	3.1
					33,152	33,032	32,884	23.9
Capital Equipment
Dorner MFG, Corp. (4)	Senior Secured Term Loan	5.75%	(L +4.50%)	6/15/17	3,021	2,994	2,924	2.1
Elgin Fasteners Group (4)	Senior Secured Term Loan	6.00%	(L +4.75%)	8/26/16	4,647	4,608	4,573	3.3
Stancor, Inc.	Senior Secured Term Loan	8.75%	(L +8.00%)	8/19/19	13,500	13,396	13,290	9.7
	1,250,000 Class A Units in SCT Holdings, LLC					1,250	1,319	1.0
					13,500	14,646	14,609	10.7

					21,168	22,248	22,106	16.1
Chemicals, Plastics & Rubber
Actagro, LLC (4)	Senior Secured Term Loan	5.50%	(L +4.25%)	12/30/16	3,201	3,184	3,134	2.3
Accella Holdings LLC (f/k/a Dash Materials LLC) (4)	Senior Secured Term Loan	5.25%	(L +4.25%)	4/30/19	3,387	3,377	3,353	2.4
ICM Products Inc (4)	Senior Secured Term Loan	5.50%	(L +4.50%)	3/31/19	2,041	2,020	1,920	1.4
Inhance Technologies Holdings LLC (4)	Senior Secured Term Loan A	5.50%	(L +4.50%)	2/7/18	2,340	2,328	2,236	1.6
KODA Distribution Group, Inc. (4)	Senior Secured Term Loan A	6.00%	(L +5.00%)	4/9/18	3,810	3,799	3,743	2.7
VanDeMark Chemical Inc. (4)	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,646	2,618	2,589	1.9
					17,425	17,326	16,975	12.3
Construction & Building
Jameson LLC (4)	Senior Secured Term Loan	7.50%	(L +5.50%)	1/31/17	1,460	1,457	1,460	1.1
Nudo Products, Inc.	Subordinated Loan	12.00% cash / 2.5% PIK	N/A	1/29/20	11,111	11,024	11,111	8.1
					12,571	12,481	12,571	9.2
Consumer goods: Non-durable
Phoenix Brands LLC (4)	Senior Secured Term Loan A	7.25%	(L +5.75%)	1/31/16	1,189	1,185	1,087	0.8
					1,189	1,185	1,087	0.8
Containers, Packaging & Glass
Mold-Rite Plastics, LLC (4)	Senior Secured Term Loan	5.25%	(L +4.00%)	6/30/16	3,944	3,929	3,887	2.8
					3,944	3,929	3,887	2.8
Energy: Oil & Gas
ANS Distributing, Inc. (4)	Senior Secured Term Loan	8.00%	(L +6.50%)	11/1/17	2,771	2,742	2,771	2.0
					2,771	2,742	2,771	2.0
Environmental Industries
Apex Companies, LLC. (4)	Senior Secured Term Loan	5.50%	(L +4.50%)	3/28/19	3,666	3,650	3,448	2.5
JWC Environmental, LLC. (4)	Senior Secured Term Loan	6.00%	(L +4.50%)	8/3/16	3,851	3,841	3,789	2.9
					7,517	7,491	7,237	5.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

March 31, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Healthcare & Pharmaceuticals
Behavioral Health Group (4)	Senior Secured Term Loan A	5.75%	(L +4.50%)	8/18/16	4,541	4,528	4,454	3.2
Elements Behavioral Health, Inc. (4)	Senior Secured Term Loan A	5.75%	(L +4.75%)	2/11/19	4,665	4,640	4,665	3.4
HealthFusion, Inc.	Senior Secured Loan	13.00%	N/A	10/7/18	5,750	5,689	5,827	4.2
	Common Stock Warrants (1,646,666 shares)					-	522	0.4
					5,750	5,689	6,349	4.6

Intrafusion Holding Corp. (10)	Senior Secured Term Loan B	13.11%	(L +9.00%)	6/13/18	8,500	8,515	8,500	6.2
Maverick Healthcare Equity, LLC	Preferred Equity (1,250,000 units)					977	925	0.7
Maverick Healthcare Equity, LLC	Class A Common Equity (1,250,000 units)					-	-	-
Vention Medical, Inc. (f/k/a MedTech Group, Inc.) (4)	Senior Secured Term Loan	6.25%	(L +5.25%)	12/31/18	4,564	4,544	4,564	3.3
South Bay Mental Health Center, Inc.	Subordinated Loan	12.0% cash / 2.5% PIK	N/A	10/12/17	3,049	3,049	3,010	2.2
Strata Pathology Services, Inc. (4)(6)	Senior Secured Term Loan	11.75%	(P +8.50%)	6/30/16	4,037	3,988	713	0.5
United Biologics Holdings, LLC	Subordinated Loan	12.0% cash / 2.0% PIK	N/A	3/5/17	4,204	4,153	4,146	3.0
	Class A-1 Units (2,686 units) and Kicker Units (2,015 units)					9	17	-
	Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units)					8	15	-
	Class A Warrants (10,160 units)					67	79	0.1
	Class B Warrants (15,238 units)					7	40	-
					4,204	4,244	4,297	3.1

					39,310	40,174	37,477	27.2
High Tech Industries
B&B Electronics Manufacturing Company (4)	Senior Secured Term Loan A	6.50%	(L +5.00%)	4/4/15	2,394	2,394	2,331	1.7
OnePath Systems, LLC (4)	Senior Secured Term Loan	7.50%	(L +6.00%)	6/6/17	2,188	2,169	2,188	1.6
					4,582	4,563	4,519	3.3
Media: Advertising, Printing & Publishing
Content Marketing, LLC (4)	Senior Secured Term Loan	7.50%	(L +6.25%)	12/21/17	2,937	2,913	2,916	2.1
Jobson Healthcare Information, LLC	Senior Secured Term Loan	10.13% cash / 2.795% PIK	(L +8.13%)	7/21/19	14,738	14,385	13,990	10.2
	Warrants (1,056,428 member units)					454	404	0.3
					14,738	14,839	14,394	10.5

Media Source (4)	Senior Secured Term Loan	5.25%	(L +4.25%)	7/16/19	2,380	2,359	2,329	1.7

					20,055	20,111	19,639	14.3
Media: Broadcasting & Subscription
Campus Televideo, Inc. (4)	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	3,502	3,457	3,467	2.5
					3,502	3,457	3,467	2.5
Media: Diversified & Production
A.C.T. Lighting, Inc.	Subordinated Loan	12.00% cash / 2.0% PIK	N/A	7/24/19	3,520	3,501	3,560	2.6
					3,520	3,501	3,560	2.6
Metals & Mining
All Metals Holding, LLC	Senior Secured Term Loan	10.50%	N/A	12/31/19	14,000	13,775	13,957	10.1
	Common Equity (2.75% member interest)					97	209	0.2
					14,000	13,872	14,166	10.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

March 31, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Services: Business
BCC Software, LLC	Senior Secured Revolver	N/A	(L +8.00%)	6/20/19	-	(14)	(33	)(2)	-
BCC Software, LLC	Senior Secured Term Loan	9.00%	(L +8.00%)	6/20/19	6,869	6,782	6,663		4.8
Caddie Master Enterprises, Inc.	Senior Secured Term Loan	10.00%	(L +9.00%)	12/31/20	10,500	9,872	9,973		7.2
	Common Stock Warrants (78.97 shares)					550	537		0.4
					10,500	10,422	10,510		7.6

C7 Data Centers, Inc.	Senior Secured Term Loan	9.50%	(L +7.50%)	9/30/19	7,234	7,234	7,202		5.2
C7 Data Centers, Inc.	Senior Secured Line of Credit	9.50%	(L +7.50%)	9/30/19	500	500	497		0.4
Community Investors, Inc. (8)	Senior Secured Term Loan	11.82%	(L +7.25%)	9/30/19	8,500	8,424	8,467		6.2
	Subordinated Loan	10.00%	N/A	3/20/20	44	44	44		-
	Common Stock (560 shares)					1	1		-
	Preferred Stock A (59,258 shares)					61	170		0.1
	Preferred Stock A-1 (27,737 shares)					67	79		0.1
					8,544	8,597	8,761		6.4

Revspring Inc. (f/k/a Dantom Systems, Inc.) (4)	Senior Secured Term Loan	5.50%	(L +4.25%)	8/3/17	4,398	4,381	4,354		3.2
Riveron Consulting, LLC	Subordinated Loan	13.25%	N/A	3/25/20	10,000	9,900	9,900		7.2
Young Innovations, Inc. (4)	Senior Secured Term Loan A	5.25%	(L +4.25%)	1/30/19	2,574	2,550	2,530		1.8
					50,619	50,352	50,384		36.6

Services: Consumer
smarTours, LLC	Senior Secured Loan	9.25%	N/A	10/11/18	3,905	3,846	3,861		2.8
	Preferred Equity A (500,000 units)					489	663		0.5
					3,905	4,335	4,524		3.3

Southern Technical Institute, LLC	Subordinated Loan	10.75%	(L +9.75%)	12/2/20	5,000	4,976	4,913		3.6

					8,905	9,311	9,437		6.9
Telecommunications
Barcodes LLC (4)	Senior Secured Term Loan	6.00%	(L +5.00%)	12/9/19	2,798	2,776	2,767		2.0
NHR Holdings, LLC (4)	Senior Secured Term Loan A	5.50%	(L +4.25%)	11/30/18	2,072	2,053	2,058		1.5
NHR Holdings, LLC (4)	Senior Secured Term Loan B	5.50%	(L +4.25%)	11/30/18	2,100	2,081	2,086		1.5
					6,970	6,910	6,911		5.0

Total Non-control/Non-affiliate Investments					257,528	258,984	255,295		185.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

March 31, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Affiliate Investments
Aerospace & Defense
Malabar International	Subordinated Loan	12.5% cash / 2.5% PIK	N/A	5/21/17	7,309	7,367	7,416	5.4
	Preferred Stock (1,644 shares)					4,283	4,262	3.1
					7,309	11,650	11,678	8.5
Beverage, Food, & Tobacco
KBP Investments, LLC (11)	Preferred Equity B (2,000,000 units)					2,009	2,009	1.5
	Common Equity A (2,000,000 units)					-	-	-
					-	2,009	2,009	1.5
Capital Equipment
TRS Services, LLC	Senior Secured Term Loan	9.50%	(L +8.50%)	12/10/19	10,474	10,388	10,367	7.5
TRS Services, LLC	Delayed Draw Senior Secured Term Loan	9.50%	(L +8.50%)	12/10/19	749	744	741	0.5
	3,000,000 Class A Units in IGT Holdings, LLC					2,531	2,442	1.8
	3,000,000 Common Units in IGT Holdings, LLC					572	572	0.4
					11,223	14,235	14,122	10.2
Healthcare & Pharmaceuticals
Pfanstiehl Holdings, Inc.	Subordinated Loan	11.5% cash / 1.5% PIK	N/A	9/29/18	3,788	3,868	3,826	2.8
	Class A Common Equity (400 shares)					217	1,694	1.2
					3,788	4,085	5,520	4.0
Services: Business
Contract Datascan Holdings, Inc. (9)	Senior Secured Term Loan B	10.50%	(L +9.50%)	12/17/18	9,265	9,197	9,156	6.7
	Preferred Equity A (2,463 shares)					2,438	2,681	1.9
	Preferred Equity B (382 shares)					494	459	0.3
	Common Equity (9,069 shares)					-	54	-
					9,265	12,129	12,350	8.9

NeoSystems Corp.	Subordinated Loan	10.5% cash / 2.25% PIK	N/A	8/13/19	4,565	4,526	4,552	3.3
	Convertible Preferred Stock (521,962 shares)					1,055	1,386	1.0
					4,565	5,581	5,938	4.3

Sentry Centers Holdings, LLC	Senior Secured Loan	14.00%	N/A	6/28/18	5,075	4,977	5,064	3.7
	Senior Secured Loan	14.00%	N/A	1/15/16	1,000	984	1,005	0.7
	Preferred Equity A (83 units)					-	721	0.5
					6,075	5,961	6,790	4.9

Tangible Software, Inc.	Senior Secured Loan	4%	N/A	6/17/16	2,639	2,497	2,482	1.8
	Common Equity (1,285,854 shares)					-	-	-
					2,639	2,497	2,482	1.8

					22,544	26,168	27,560	19.9

Total Affiliate Investments					44,864	58,147	60,889	44.1

Total Investments					302,392	317,131	316,184	229.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

March 31, 2015

(Dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Principal Amount	Cost		Fair Value		Percent of Net Assets

Money Market

WF Prime INVT MM #1752 (7)	Money Market	N/A	4,507	(3)	4,507	(3)	3.3
US Bank Money Market Deposit Account	Money Market	N/A	13,182	(3)	13,182	(3)	9.6
Total Money Market			17,689		17,689		12.9

Total Investments and Money Market (United States)		$302,392	$334,820		$333,873		242.7%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which is reset daily, quarterly or semi-annually. For each investment, the Company has provided the spread over LIBOR and current interest rate in effect at March 31, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Investments held by OFS Capital WM, and are pledged as collateral under the OFS Capital WM credit facility.
(5)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(6)	Non-accrual loan.
(7)	Money market accounts held by OFS Capital WM, and pledged as collateral under the OFS Capital WM credit facility.
(8)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Community Investors, Inc., the all-in interest rate of 11.82% at March 31, 2015 included an interest rate of 3.57% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(9)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall.
(10)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Intrafusion Holding Corp., the all-in interest rate of 13.11% at March 31, 2015 included an interest rate of 2.61% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(11)	Investment held by FQSR II, LLC.

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Principal Amount	Cost		Fair Value		Percent of Net Assets

Money Market

WF Prime INVT MM #1752 (7)	Money Market	N/A	1,039	(3)	1,039	(3)	0.8
US Bank Money Market Deposit Account	Money Market	N/A	8,570	(3)	8,570	(3)	6.2
Total Money Market			9,609		9,609		7.0

Total Investments and Money Market (United States)		$301,323	$323,182		$321,843		234.1%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which is reset daily, quarterly or semi-annually. For each investment, the Company has provided the spread over LIBOR and current interest rate in effect at December 31, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.

(2)	The negative fair value is the result of the unfunded commitment being valued below par.

(3)	Included in cash and cash equivalents on the consolidated balance sheets.

(4)	Investments held by SBIC I LP. All other investments are held by OFS Capital WM, and are pledged as collateral under the OFS Capital WM credit facility.

(5)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

(6)	Non-accrual loan.

(7)	Money market accounts held by OFS Capital WM, and pledged as collateral under the OFS Capital WM credit facility.

(8)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Community Investors, Inc., the all-in interest rate of 11.86% at December 31, 2014 included an interest rate of 3.61% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.

(9)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall.

(10)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Intrafusion Holding Corp., the all-in interest rate of 13.58% at December 31, 2014 included an interest rate of 3.08% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.

(11)	The original debt and equity investments, with a total cost basis of $8,992, were restructured on December 17, 2014, as a result of which SBIC I LP received cash payment of $2,943, a new note with a fair value of $2,463 on the restructuring date and at December 31, 2014, and common stock in Tangible Software, Inc valued at zero at the restructuring date and at December 31, 2014. In connection with this restructuring, SBIC I LP recognized a loss of $3,586. The post-restructured investments were classified as affiliate investments and the new debt investment was deemed an accrual loan as of December 31, 2014.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1. Organization

OFS Capital Corporation (“OFS Capital”, the “Company”, or “we”) is a Delaware corporation formed on November 7, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for income tax purposes, the Company, other than a tax blocker entity it has recently formed (see below), has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

From time to time, the term OFS Capital, the Company, or we may be used herein to refer to OFS Capital Corporation, individually, or OFS Capital Corporation and/or its subsidiaries either collectively or individually, as well as, with respect to all periods prior to the initial public offering (“IPO”) date, OFS Capital, LLC (for income tax purposes, these terms only refer to the RIC reporting group).

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

On September 28, 2010, OFS Capital, LLC became the 100% equity owner of OFS Capital WM, LLC (“OFS Capital WM”). On September 29, 2011, OFS Capital, LLC became the primary beneficiary in OFS SBIC I, LP (“SBIC I LP”), a variable interest entity (“VIE”) under the applicable provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810, “Consolidation”. On May 10, 2012, upon SBIC I LP’s receipt of a Small Business Investment Company (“SBIC”) license, OFS Capital, LLC became an approximately 68% limited partner in SBIC I LP. On December 4, 2013, the Company acquired the remaining limited partnership interests in SBIC I LP, as well as the remaining membership interests in OFS SBIC I GP, LLC (“SBIC I GP”), the general partner of SBIC I LP that holds 1% limited partnership interest in SBIC I LP (the “SBIC Acquisitions”). As a result of the acquisitions, SBIC I LP and SBIC I GP became wholly owned subsidiaries of the Company effective December 4, 2013.

On January 8, 2015, in order to comply with certain requirements necessary to maintain the Company’s RIC status, it formed FQSR II, LLC (“FQSR”), a Delaware limited liability company and wholly owned subsidiary of the Company, to hold an equity investment in a portfolio company. For income tax purposes, FQSR has elected to be taxed as a C corporation and is excluded from the Company’s RIC tax reporting group.

The Company’s investment strategy is to focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies in the United States. The Company has entered into an investment advisory and management agreement with OFS Capital Management, LLC (“OFS Capital Management”, or the “Investment Advisor”), under which the Investment Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company (see Note 3 for more details).

Note 2. Summary of Significant Accounting Policies

Basis of presentation: The accompanying interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q, ASC Topic 946, Financial Services – Investment Companies (“ASC Topic 946”), and Article 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments consisting only of normal recurring accruals and adjustments. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The December 31, 2014 consolidated balance sheet was derived from the audited balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Principles of consolidation: The Company’s March 31, 2015 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries OFS Capital WM, OFS Funding, LLC, SBIC I LP, SBIC I GP and FQSR. The Company consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. The Company also consolidates a VIE if it is the primary beneficiary in the VIE.

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

Changes to the valuation policy are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are justified. As the Company’s investments change, markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies.

See Note 5 for more detailed disclosures of the Company’s fair value measurements of its financial instruments.

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

Prepayment risk - Certain of the Company’s debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the debt investments and making the instrument less likely to be an income producing instrument.

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

As of March 31, 2015 and December 31, 2014, unamortized net loan origination fees on debt investments amounted to $3,401 and $3,706, respectively. For the three months ended March 31, 2015 and 2014, the Company recognized net loan origination fee income of $379 and $342, respectively. For the three months ended March 31, 2015 and 2014, the Company recognized PIK interest income in the amount of $297 and $126, respectively. To maintain its status as a RIC, the Company includes non-cash interest income (and non-cash dividend income described below) in the amounts that must be paid out to its shareholders in the form of distributions.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution supported by tax-basis earnings and profits. Dividend income on preferred equity is accrued as earned. Such dividends on preferred equity securities could be payable in cash or in additional preferred securities and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reflected as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared are reflected in the investment account. The Company stops accruing dividends on its preferred equity securities when it is determined that the dividend is not collectible. The Company assesses the collectability of the dividends based on factors including the fair value of the preferred equity security as well as the valuation of the portfolio company’s enterprise value. During the three months ended March 31, 2015 and 2014, the Company recognized preferred dividend income of $328 and $30, respectively, of which $296 and $0, respectively, was contractually earned but not declared. The Company did not recognize any common stock dividend income during the three months ended March 31, 2015 and 2014.

Fee Income: The Company may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, and other contractual fees. Such revenue is recognized as the related services are rendered and amounted to $134 and $68, for the three months ended March 31, 2015 and 2014, respectively.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. The Company had one non-accrual loan at March 31, 2015 and December 31, 2014, which was accounted for as a non-accrual cash method loan. The loan had an aggregate fair value of $713 and $801 at March 31, 2015 and December 31, 2014, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax on estimated excess taxable income as taxable income is earned. At March 31, 2015 and December 31, 2014, no U.S. federal excise tax was accrued.

FQSR has elected to be taxed as a C corporation and will be subject to U.S. federal income taxes on its taxable income. FQSR accounts for income taxes under the asset and liabilities method, however, due to the size and nature of the equity investment FQSR holds, all related accounting is immaterial for the three months ended March 31, 2015.

The Company accounts for income taxes in conformity with Accounting Standards Codification 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at March 31, 2015 and December 31, 2014. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred common stock offering costs: The Company defers costs related to its public offerings, including costs incurred in connection with the filing of shelf registration statements which allow for a delayed public offering. These costs include professional fees, registration costs, printing, and other miscellaneous offering costs. Deferred common stock offering costs related to a specific equity raise are charged against the proceeds from that equity raise when received. Deferred offering costs related to a continuous offering are ratably charged to paid-in capital as securities are sold under the shelf registration statement. As of March 31, 2015 and December 31, 2014, the Company had incurred $301 and $297 of deferred common stock offering costs related to a universal shelf registration statement filed on November 19, 2014, which was declared effective on December 30, 2014 and replaced a previously filed shelf registration statement (filed on June 12, 2014 and declared effective on August 7, 2014). All of these deferred costs are included in prepaid expenses and other assets on the consolidated balance sheets as no equity was raised under the registration statement as of March 31, 2015.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Deferred financing closing costs: Deferred financing closing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized over the estimated average life of the borrowings. As of March 31, 2015 and December 31, 2014, unamortized deferred financing closing costs recorded by the Company amounted to $4,754 and $4,972, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded amortization and write-off of deferred financing closing costs in the amount of $547 and $150, respectively.

Goodwill: Goodwill represents the excess of the purchase price of an acquired business over the fair value amounts assigned to assets and liabilities assumed in the business combination. On December 4, 2013, in connection with the SBIC Acquisitions, the Company recorded goodwill in the amount of $1,077.

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

A significant amount of judgment is required in performing goodwill impairment analysis. When using the qualitative approach, the Company considered macroeconomic factors such as industry and market conditions, reporting unit-specific events, actual financial performance, and management's future business expectations. In addition, the Company analyzes the difference between the carrying value of its single reporting unit, which includes most of its assets carried at fair value, and the Company’s total market capitalization taking into account certain factors including control premium.

For the three months ended March 31, 2015, the Company did not record any impairment of goodwill.

Intangible asset: In connection with the SBIC Acquisitions, the Company recorded an intangible asset attributable to the SBIC license that SBIC I LP holds in the amount of $2,500. The Company is amortizing this intangible asset over its estimated useful life, which was determined to be approximately 13 years. The estimated amortization expense for the remaining nine months of 2015 is $146. The Company expects annual amortization expense of its intangible asset to be $195 for each of the four years ended December 31, 2019 and $1,316 thereafter.

The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. For the three months ended March 31, 2015, the Company did not recognize any impairment charge for its intangible asset.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

(i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017. In April 2015, the FASB issued a proposed ASU for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for the annual reporting period (including interim periods within those periods) beginning after December 15, 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

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

In March 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements where an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and requires a retrospective approach to adoption and applicable disclosures for a change in an accounting principle. Early adoption is permitted. This standard will have a balance sheet reclassification impact and disclosure impact on the Company’s consolidated financial statements.

Note 3. Related Party Transactions

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

The Investment Advisor’s services under the Advisory Agreement are not exclusive to the Company and the Investment Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. The Investment Advisor receives fees for providing services, consisting of two components—a base management fee and an incentive fee. From the completion of the Company’s IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. Beginning on November 1, 2013 and through March 31, 2014, pursuant to the Advisory Agreement, the base management fee was calculated at an annual rate of 1.75% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. The Investment Advisor has elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from the SBIC Acquisitions.

On May 5, 2014, the Investment Advisor agreed to reduce its base management fee by two-thirds for the nine months commencing April 1, 2014 and ending December 31, 2014. Specifically, for the second, third, and fourth quarters of fiscal 2014, the Investment Advisor reduced its base management fee from 0.4375% per quarter to 0.145833% per quarter of the average value of the Company’s total assets (other than cash, cash equivalents, and the intangible asset and goodwill resulting from the SBIC Acquisitions, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. The purpose of this was to reduce the effective annual base management fee payable to the Investment Advisor pursuant to the terms of the Advisory Agreement by 50% for the 2014 fiscal year. Accordingly, the effective annual base management fee for the 2014 fiscal year was equal to 50% of the 1.75% required by the Advisory Agreement with the Investment Advisor, or not greater than 0.875%.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3. Related Party Transactions (Continued)

The Investment Advisor informed the Company that this reduction was made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the SBIC Acquisitions. The base management fee resumed to its 1.75% annual rate on January 1, 2015.

The base management fee is payable quarterly in arrears. For the three months ended March 31, 2015 and 2014, the base management fee expense was $1,417 and $1,039, respectively.

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.

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

The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. The Investment Advisor has elected to exclude from the Capital Gain Fee calculation any incentive fee that would be owed in respect of the realized gain on step acquisitions resulting from the SBIC Acquisitions.

The Company incurred incentive fee expense of $375 for the three months ended March 31, 2015. The Company did not incur any incentive fee expense during the three months ended March 31, 2014.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3. Related Party Transactions (Continued)

In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. For the three months ended March 31, 2015 and 2014, the Company incurred an administration fee expense of $541 and $475, respectively.

Note 4. Investments

At March 31, 2015, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt investments	$239,802	$237,021	$232,346
Subordinated debt investments	62,590	62,474	62,578
Equity investments	N/A	17,636	21,260
Total	$302,392	$317,131	$316,184

At March 31, 2015, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Services: Business	$76,520	24.1%	$77,944	24.7%
Healthcare & Pharmaceuticals	44,259	14.0	42,997	13.6
Capital Equipment	36,483	11.5	36,228	11.4
Banking, Finance, Insurance & Real Estate	33,032	10.4	32,884	10.4
Media: Advertising, Printing & Publishing	20,111	6.3	19,639	6.2
Aerospace & Defense	17,949	5.7	17,895	5.7
Chemicals, Plastics & Rubber	17,326	5.5	16,975	5.4
Metals & Mining	13,872	4.4	14,166	4.5
Construction & Building	12,481	3.9	12,571	4.0
Services: Consumer	9,311	2.9	9,437	3.0
Environmental Industries	7,491	2.4	7,237	2.3
Telecommunications	6,910	2.2	6,911	2.2
High Tech Industries	4,563	1.4	4,519	1.4
Containers, Packaging & Glass	3,929	1.2	3,887	1.2
Media: Diversified & Production	3,501	1.1	3,560	1.1
Media: Broadcasting & Subscription	3,457	1.1	3,467	1.1
Energy: Oil & Gas	2,742	0.9	2,771	0.9
Beverage, Food & Tobacco Total	2,009	0.6	2,009	0.6
Consumer goods: Non-durable	1,185	0.4	1,087	0.3
	$317,131	100.0%	$316,184	100.0%

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4. Investments (Continued)

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

At December 31, 2014, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Services: Business	$72,481	23.1%	$73,608	23.6%
Healthcare & Pharmaceuticals	45,751	14.6	44,075	14.1
Capital Equipment	36,203	11.6	36,170	11.6
Banking, Finance, Insurance & Real Estate	27,146	8.7	26,994	8.7
Media: Advertising, Printing & Publishing	20,159	6.4	19,912	6.4
Aerospace & Defense	18,008	5.7	18,111	5.8
Chemicals, Plastics & Rubber	17,469	5.6	17,187	5.5
Metals & Mining	13,860	4.4	13,860	4.4
Construction & Building	12,478	4.0	12,482	4.0
Services: Consumer	9,306	3.0	9,547	3.1
High Tech Industries	7,579	2.4	7,569	2.4
Environmental Industries	7,545	2.4	7,316	2.3
Telecommunications	6,923	2.2	6,774	2.2
Containers, Packaging & Glass	3,990	1.3	3,962	1.3
Retail	3,559	1.1	3,555	1.1
Media: Broadcasting & Subscription	3,542	1.1	3,590	1.1
Media: Diversified & Production	3,482	1.1	3,482	1.1
Energy: Oil & Gas	2,778	0.9	2,810	0.9
Consumer goods: Non-durable	1,314	0.4	1,230	0.4
	$313,573	100.0%	$312,234	100.0%

Note 5. Fair Value of Financial Instruments

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

Note 5. Fair Value of Financial Instruments (Continued)

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2015 and 2014. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

Investments for which prices are not observable by the Company are generally private investments in the debt and equity securities of operating companies. The primary analytical method used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including the latest arm’s length or market transactions involving the subject security, a benchmark credit spread or other indication of market yields, assumed growth rate (in cash flows), and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date. Application of these valuation methodologies involves a significant degree of judgment by management. Fair values of new investments, or investments where an arm’s length transaction occurred in the same security, are generally assumed to be equal to their cost for up to three months after their initial purchase.

To assess the reasonableness of the discounted cash flow approach, the fair value of equity securities, including warrants, in portfolio companies may also consider the market approach—that is, through analyzing and applying to the underlying portfolio companies, market valuation multiples of publicly-traded firms engaged in businesses similar to those of the portfolio companies. The market approach to determining the fair value of a portfolio company’s equity security (or securities) will typically involve: (1) applying to the portfolio company’s trailing twelve months (or current year projected) EBITDA a low to high range of enterprise value to EBITDA multiples that are derived from an analysis of publicly-traded comparable companies or the portfolio company’s entry multiple, in order to arrive at a range of enterprise values for the portfolio company; (2) subtracting from the range of calculated enterprise values the outstanding balances of any debt or equity securities that would be senior in right of payment to the equity securities held by the Company; and (3) multiplying the range of equity values derived therefrom by the Company’s ownership share of such equity tranche in order to arrive at a range of fair values for the Company’s equity security (or securities). Application of these valuation methodologies involves a significant degree of judgment by management.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	March 31, 2015
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Senior secured debt investments	$-	$-	$232,346	$232,346
Subordinated debt investments	-	-	62,578	62,578
Equity investments	-	-	21,260	21,260
Money market funds *	17,689	-	-	17,689

Total	$17,689	$-	$316,184	$333,873

* included in cash and cash equivalents on the consolidated balance sheet.

	March 31, 2015
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Non-control/non-affiliate investments	$-	$-	$255,295	$255,295
Affiliate investments	-	-	60,889	60,889
Money market funds *	17,689	-	-	17,689

Total	$17,689	$-	$316,184	$333,873

* included in cash and cash equivalents on the consolidated balance sheet.

As of March 31, 2015, the Company had loans to 58 portfolio companies, of which 79% were senior secured loans and 21% were subordinated loans, at fair value, as well as equity investments in 15 of these portfolio companies. The Company also held equity investments in two additional portfolio companies in which it solely held equity interests at March 31, 2015. The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of March 31, 2015:

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5. Fair Value of Financial Instruments (Continued)

	Fair Value at			Range
	March 31, 2015	Valuation techniques	Unobservable inputs	(Weighted average)
Debt investments:
Senior secured	$232,346	Discounted cash flow	Discount rates	6.36% - 25.00% (10.65%)
			EBITDA multiples	4.21x - 11.72x (7.07x)
Subordinated	62,578	Discounted cash flow	Discount rates	10.60% - 16.22% (14.16%)
			EBITDA multiples	3.98x - 10.61x (6.04x)

Equity investments	21,260	Discounted cash flow	Discount rates	12.25% - 35.00%
			EBITDA multiples	3.98x - 10.61x
		Market approach	EBITDA multiples	3.56x - 17.17x

	December 31, 2014
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Senior secured debt investments	$-	$-	$241,749	$241,749
Subordinated debt investments	-	-	52,453	52,453
Equity investments	-	-	18,032	18,032
Money market funds *	9,609	-	-	9,609

Total	$9,609	$-	$312,234	$321,843

* included in cash and cash equivalents on the consolidated balance sheet.

	December 31, 2014
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Non-control/non-affiliate investments	$-	$-	$254,666	$254,666
Affiliate investments	-	-	57,568	57,568
Money market funds *	9,609	-	-	9,609

Total	$9,609	$-	$312,234	$321,843

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

Note 5. Fair Value of Financial Instruments (Continued)

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

The following tables present changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, beginning of period	$241,749	$52,453	$18,032	$312,234

Net realized gain on non-control/non-affiliate investments	90	-	-	90
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(504)	19	132	(353)
Net change in unrealized appreciation/depreciation on affiliate investments	(67)	(31)	844	746
Purchase of portfolio investments	12,688	9,900	2,000	24,588
Capitalized PIK interest, dividends and fees	102	195	296	593
Proceeds from principal payments on portfolio investments	(10,986)	-	-	(10,986)
Sale of portfolio investments	(11,034)	-	-	(11,034)
Amortization of discounts and premium	308	(2)	-	306
Conversion from equity to debt	-	44	(44)	-

Level 3 assets, end of period	$232,346	$62,578	$21,260	$316,184

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5. Fair Value of Financial Instruments (Continued)

	For the Three Months Ended March 31, 2014
	Senior	Subordinated
	Secured Debt	Debt	Equity
	Investments	Investments	Investments	Total

Level 3 assets, beginning of period	$221,546	$9,008	$7,365	$237,919

Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	529	-	397	926
Net change in unrealized appreciation/depreciation on affiliate investments	199	(26)	346	519
Net change in unrealized depreciation on control investment	(794)	-	-	(794)
Purchase of portfolio investments	8,901	-	-	8,901
Capitalized PIK interest	57	69	-	126
Proceeds from principal payments on portfolio investments	(19,899)	-	-	(19,899)
Amortization of discounts and premium	323	(19)	-	304

Level 3 assets, end of period	$210,862	$9,032	$8,108	$228,002

The net change in unrealized depreciation for the three months ended March 31, 2015 and 2014, reported within the net change in unrealized appreciation/depreciation on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at the end of the year was $344 and $702, respectively.

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

As of March 31, 2015 and December 31, 2014, the carrying value of the Company’s financial instruments, including its debt obligations under the revolving line of credit, as well as its SBA debentures payable, approximated their estimated fair value.

Note 6. Commitments and Contingencies

At March 31, 2015, the Company had $7,586 of total unfunded commitments for six portfolio companies, consisting of $7,222 of unfunded debt commitments and $364 of unfunded equity commitments. At December 31, 2014, the Company had $7,836 of total unfunded commitments for six portfolio companies, consisting of $7,472 of unfunded debt commitments and $364 of unfunded equity commitments. The Company maintains sufficient cash on hand and availability in borrowings to fund such unfunded commitments.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7. Revolving Line of Credit

OFS Capital WM has a $75,000 secured revolving credit facility (as amended from time to time, the “OFS Capital WM Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The OFS Capital WM Credit Facility is secured by all current and future eligible loans acquired by OFS Capital WM. The OFS Capital WM Credit Facility has a maturity date of December 31, 2018 and a reinvestment period through December 31, 2015. The interest rate on outstanding borrowings is the London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum at March 31, 2015. The minimum equity requirement currently is set at $35,000. As of March 31, 2015, the Company was in compliance with the applicable covenants.

The investments held by OFS Capital WM are serviced by MCF Capital Management, LLC, as Loan Manager, pursuant to the OFS Capital WM Credit Facility documentation. Under the OFS Capital WM Credit Facility, the Loan Manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, which value is determined by the Controlling Lender (as defined in the OFS Capital WM loan documents), plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three months ended March 31, 2015 and 2014, the Company incurred management fee expense of $138 and $225, respectively, to the Loan Manager.

The interest rates on the revolving line of credit borrowings at March 31, 2015 and December 31, 2014 were 2.78% and 2.76%, respectively. The unused commitment fee on the OFS Capital WM Credit Facility is (1) 0.5% per annum of the first $25,000 of the unused facility and (2) 2% per annum of the balance in excess of $25,000 and is included in interest expense on the consolidated statement of operations. For the three months ended March 31, 2015 and 2014, interest expense on the revolving line of credit totaled $522 and $789, respectively.

Deferred financing closing costs, net of accumulated amortization, on the OFS Capital WM Credit Facility as of March 31, 2015 and December 31, 2014 were $1,269 and $1,803, respectively. For the three months ended March 31, 2015 and 2014, amortization and write-off of deferred financing closing costs on the revolving line of credit totaled $534 and $150, respectively. Write-offs of deferred financing closing costs occur when the credit facility’s commitment is permanently reduced. On March 12, 2015, OFS Capital WM elected to permanently reduce the maximum facility on the OFS Capital WM Credit Facility from $100,000 to $75,000, resulting in a write-off of deferred financing closing costs of $430 (no financing costs were incurred in connection with this facility reduction).

Availability under the OFS Capital WM Credit Facility as March 31, 2015 was $8,206 based on the stated advance rate of 70% under the borrowing base.

Note 8. SBA Debentures Payable

Upon the completion of the SBIC Acquisitions, effective December 4, 2013, the Company consolidated the financial statements of SBIC I LP into its own and SBIC I LP’s SBA debentures payable are reflected on the Company’s consolidated balance sheets.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of March 31, 2015, SBIC I LP had had leverage commitments of $149,880 from the SBA, and $140,880 of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $9,000, under present SBIC regulations. As of December 31, 2014 SBIC I LP had leverage commitments of $149,880 from the SBA, and $127,295 of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $22,585.

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

On a stand-alone basis, SBIC I LP held $229,122 and $215,728 in assets at March 31, 2015 and December 31, 2014, respectively, which accounted for approximately 66% and 63% of the Company’s total consolidated assets at March 31, 2015 and December 31, 2014, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8. SBA Debentures Payable (Continued)

The following table shows the Company’s outstanding SBA debentures payable as of March 31, 2015 and December 31, 2014:

		Fixed	March 31,	December 31,
Pooling Date (1)	Maturity Date	Interest Rate	2015	2014

September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	(2)	13,585	-
Total SBA debentures outstanding			$140,880	$127,295

(1)	The SBA has scheduled pooling dates in March and September of each year. SBA debentures issued between pooling dates use an interim rate and will be fixed at the next pooling date.
(2)	During the first quarter of 2015, the Company issued a total of $13,585 in SBA debentures which pool in September 2015, at which time the Company expects the current short-term interest rate weighted average of 1.05% will reset to a higher long-term fixed rate.

The Company received exemptive relief from the Securities and Exchange Commission (“SEC”) effective November 26, 2013. The exemptive relief allows OFS Capital to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.

The weighted average fixed interest rate on the SBA debentures as of March 31, 2015 and December 31, 2014 was 3.18% and 3.50%, respectively. For the three months ended March 31, 2015 and 2014, interest expense on the SBA debentures was $708 and $202, respectively.

Deferred financing closing costs, net of accumulated amortization, on SBA-guaranteed debentures as of March 31, 2015 and December 31, 2014 were $3,485 and $3,169, respectively. For the three months ended March 31, 2015 and 2014, amortization of deferred financing closing costs on SBA-guaranteed debentures totaled $13 and $0, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three Months Ended March 31,
	2015		2014

Per share data:
Net asset value at beginning of period	$14.24		$14.58
Distributions (5)
Dividends from ordinary income	(0.27	)(5)	(0.15	)(5)
Dividends from capital gains	-		-
Return of capital	(0.07)		(0.19)
Net investment income	0.28		0.15
Net realized gain on non-control/non-affiliate investments	0.01		-
Net change in unrealized appreciation/depreciation on
non-control/non-affiliate investments	(0.03)		0.09
Net change in unrealized appreciation/depreciation on affiliate investments	0.08		0.05
Net change in unrealized depreciation on control investment	-		(0.08)
Net asset value at end of period	$14.24		$14.45

Per share market value, end of period	$12.25		$12.51
Total return based on market value	6.9	%(1)	0.2	%(1)
Shares outstanding at end of period	9,662,940		9,632,453
Ratios to average net assets:
Expense without incentive fees	13.3	%(2)	10.5	%(2)
Incentive fees	1.1	%(2)	-	(2)
Total expenses	14.4	%(2)	10.5	%(2)
Net investment income without incentive fees	9.2	%(2)	4.1	%(2)
Average net asset value	$137,521	(3)	$139,784	(4)

(1)	Calculation is ending market value less beginning market value, adjusting for dividends and distributions.
(2)	Annualized.
(3)	Based on average net asset values at December 31, 2014 and March 31, 2015.
(4)	Based on average net asset values at December 31, 2013 and March 31, 2014.
(5)	The components of the distributions are estimated and presented on an income tax basis.

Note 10. Dividends and Distributions

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10. Dividends and Distributions (Continued)

The following table summarizes distributions declared and paid for the three months ended March 31, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share (1)	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three Months Ended March 31, 2014
January 21, 2014	January 31, 2014	February 14, 2014	$0.34	$3,240	2,656	$34

Three Months Ended March 31, 2015
March 4, 2015	March 17, 2015	March 31, 2015	$0.34	$3,133	12,106	$148

(1)	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of March 31, 2015 and 2014, the Company estimated that approximately $0.07 and $0.19, respectively, would have represented a return of capital.

For the three months ended March 31, 2015, $148 of the total $3,281 paid to shareholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 12,106 shares at a value of $12.25 per share at the date of issuance. For the three months ended March 31, 2014, $34 of the total $3,274 paid to shareholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 2,656 shares at a value of $12.85 per share at the date of issuance.

Since the Company’s IPO, dividends and distributions to shareholders total $27,826, or $2.89 per share on a cumulative basis.

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions will be made annually as of the end of its fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s shareholders. For the three months ended March 31, 2015, approximately $0.27 per share and $0.07 per share of the Company’s distributions represented ordinary income and a return of capital to its shareholders, respectively.

Note 11. Earnings per Share

The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Net increase in net assets resulting from operations	$3,232	$2,051
Basic and diluted weighted average shares outstanding	9,650,969	9,631,155
Net increase in net assets resulting from operations
per common share - basic and diluted	$0.33	$0.21

Note 12. Subsequent Events

On May 4, 2015, the Company’s Board declared a distribution of $0.34 per share for the second quarter of 2015, payable on June 30, 2015 to shareholders of record as of June 16, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a business development company, or BDC or a small business investment company, or SBIC, or maintaining our status as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the administration of OFS Capital WM, LLC’s, or OFS Capital WM, portfolio by an unaffiliated loan manager;

•	our ability to replicate historical results;

•	the ability of OFS Capital Management, LLC, or OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of Orchard First Source Asset Management, LLC, or OFSAM, which is the holding company of OFS Advisor and OFS Services and owns approximately 30% of our outstanding shares of common stock;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of debentures guaranteed by the Small Business Administration, or SBA, that may be issued by an SBIC;

•	our ability to comply with SBA and BDC regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the ability of OFS SBIC I LP, or SBIC I LP, OFS Capital WM and any other portfolio companies to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in our annual report on Form 10-K for our year ended December 31, 2014. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

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

As of March 31, 2015, our investment portfolio consisted of outstanding loans of approximately $302.4 million in aggregate principal amount in 58 portfolio companies, of which $191.8 million in aggregate principal amount was held by SBIC I LP, our wholly-owned SBIC subsidiary, in 25 portfolio companies. In addition, as of March 31, 2015, SBIC I LP held equity investments of approximately $19.3 million, at fair value, and our newly formed tax blocker entity, FQSR II, LLC, or FQSR, held an equity investment of approximately $2.0 million. As of March 31, 2015, 73% of our investment portfolio was comprised of senior secured loans, 20% of subordinated loans and 7% of equity investments, at fair value.

While our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans, and, to a lesser extent, warrants and other minority equity securities, we also may invest up to 30% of our portfolio in opportunistic investments of non-eligible portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the Investment Company Act of 1940, as amended, or the 1940 Act, and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.

Our investment strategy includes SBIC I LP, which received an SBIC license from the SBA in May 2012. On December 4, 2013, we received approval from the SBA to acquire all of the limited partnership interests in SBIC I LP and all of the ownership interests of its general partner, OFS SBIC I GP, LLC, or SBIC I GP, that were owned or subscribed for by other persons (the “SBIC Acquisitions”). We acquired the interests on December 4, 2013, which resulted in SBIC I LP becoming a wholly-owned subsidiary. The transaction was finalized in January 2014. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA.

On November 26, 2013, we received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.

Our investment activities are managed by OFS Advisor, and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement between us and OFS Advisor, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), adjusted for any share issuances or repurchases during the quarter, as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from the SBIC Acquisitions. We have also entered into an Administration Agreement with OFS Services, our Administrator. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to policies reviewed and approved by our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement.

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

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.

On January 8, 2015, in order to comply with certain requirements necessary to maintain the RIC status, we formed FQSR, a Delaware limited liability company and wholly owned subsidiary of OFS Capital, to hold an equity investment in a portfolio company. FQSR has elected to be taxed as a C corporation and is excluded from our RIC tax reporting group. For income tax purposes, “we”, “OFS Capital”, or the “Company” only refers to the RIC tax reporting group throughout this document.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 820. At March 31, 2015, approximately 91% of our total assets represented investments in portfolio companies that are valued at fair value by our board of directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Our debt and equity securities are primarily comprised of investments in middle market companies whose securities are not publicly traded. Our investments in these portfolio companies are generally considered Level 3 assets under ASC Topic 820 because the inputs used to value the investments are generally unobservable. As such, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

With respect to investments for which sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, our board of directors undertakes, on a quarterly basis, unless otherwise noted, a multi-step valuation process, as described below:

•	For each debt investment, a basic credit rating review process is completed. The risk rating on every credit facility is reviewed and either reaffirmed or revised by OFS Advisor’s investment committee, or the Advisor Investment Committee. This process establishes base information for the quarterly valuation process.

•	Each portfolio company or investment is valued by an investment professional.

•	The preliminary valuations are documented and are then submitted to the Advisor Investment Committee for ratification.

•	Third-party valuation firm(s) are engaged to provide valuation services as requested, by reviewing the preliminary valuations of the Advisor Investment Committee. The Advisor Investment Committee’s preliminary fair value conclusions on each of our assets, for which sufficient market quotations are not readily available are reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the audit committee of our board of directors or required by our valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of our board of directors.

•	The audit committee of our board of directors reviews the preliminary valuations of the Advisor Investment Committee and independent valuation firms and, if appropriate, recommends the approval of the valuations by the board of directors.

•	Our board of directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of OFS Advisor, the audit committee and, where appropriate, the respective independent valuation firms.

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

As of March 31, 2015 and December 31, 2014, unamortized discounts and origination fees on debt investments amounted to $3.4 million and $3.7 million, respectively. For the three months ended March 31, 2015 and 2014, we recognized net loan origination fee income of $379 thousand and $342 thousand, respectively. For the three months ended March 31, 2015 and 2014, we recognized PIK interest income in the amount of $297 thousand and $126 thousand, respectively. To maintain its status as a RIC, we include non-cash interest income (and non-cash dividend income described below) in the amounts that must be paid out to our shareholders in the form of distributions.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution supported by tax-basis earnings and profits. Dividend income on preferred equity is accrued as earned. Such dividends on preferred equity securities could be payable in cash or in additional preferred securities and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reflected as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared are reflected in the investment account. We stop accruing dividends on our preferred equity securities when it is determined that the dividend is not collectible. We assess the collectability of the dividends based on factors including the fair value of the preferred equity security as well as the valuation of the portfolio company’s enterprise value. During the three months ended March 31, 2015 and 2014, we recognized preferred dividend income of $328 thousand and $30 thousand, respectively, of which $296 thousand and $0, respectively, was contractually earned but not declared. We did not recognize any common stock dividend income for the three months ended March 31, 2015 and 2014.

Fee Income: We may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, and other contractual fees. Such revenue is recognized as the related services are rendered and amounted to $134 thousand and $68 thousand, for the three months ended March 31, 2015 and 2014, respectively.

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

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has already been contractually added to the principal balance, is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. We had one non-accrual loan at March 31, 2015 and December 31, 2014, which was accounted for as a non-accrual cash method loan. The loan had an aggregate fair value of $713 thousand and $801 thousand at March 31, 2015 and December 31, 2014, respectively.

Principles of consolidation.

Our March 31, 2015 consolidated unaudited financial statements include the accounts of the OFS Capital and its wholly owned subsidiaries, OFS Capital WM, OFS Funding, LLC, SBIC I LP, SBIC I GP, and FQSR. We consolidate an affiliated subsidiary if we own more than 50 percent of the subsidiary’s equity and hold the controlling financial interest in such subsidiary. We also consolidate a variable interest entity (“VIE”) if we are the primary beneficiary in the VIE.

Portfolio Composition and Investment Activity

Portfolio Composition

The total fair value of our investments was approximately $316.2 million at March 31, 2015 and approximately $312.2 million at December 31, 2014. Our investment portfolio as of March 31, 2015 consisted of outstanding loans to 58 portfolio companies, totaling approximately $302.4 million in aggregate principal amount (including SBIC I LP’s $191.8 million in loans to 25 portfolio companies), of which 79% were senior secured loans and 21% were subordinated loans, as well as $21.3 million in equity investments, at fair value. At March 31, 2015, our equity investments consisted of $2.0 million held by FQSR in one portfolio company, and $19.3 million held by SBIC I LP in 15 portfolio companies in which it also held a debt investment and one portfolio company in which it solely held an equity investment. Our investment portfolio encompassed a broad range of geographical regions within the United States and industries. As of March 31, 2015, we had $7.6 million of unfunded commitments to six portfolio companies, consisting of $7.2 million of unfunded debt commitments and $0.4 million of unfunded equity commitments, all of which were commitments of SBIC I LP.

The following table summarizes the composition of our investment portfolio as of March 31, 2015.

	Commitment	Outstanding Principal	Fair Value
	(Dollar amounts in thousands)
Senior secured term loan	$243,302	$239,802	$232,379
Subordinated term loan	65,218	62,590	62,578
Senior secured revolver	1,094	-	(33)
Equity investments	21,624	N/A	21,260
	$331,238	$302,392	$316,184
Total # of Obligors	58	58	58

The following chart provides a regional breakdown of our debt investment portfolio commitments as of March 31, 2015.

The following table summarizes the composition of our investment portfolio as of December 31, 2014.

	Commitment	Outstanding Principal	Fair Value
	(Dollar amounts in thousands)
Senior secured term loan	$252,471	$248,971	$241,773
Subordinated term loan	55,230	52,352	52,453
Senior secured revolver	1,094	-	(24)
Equity investments	18,396	N/A	18,032
	$327,191	$301,323	$312,234
Total # of Obligors	61	61	61

The following chart provides a regional breakdown of our debt investment portfolio commitments as of December 31, 2014.

As of March 31, 2015, our debt and equity investment portfolio’s three largest industries were: Services: Business, Healthcare & Pharmaceuticals, and Capital Equipment, totaling approximately 51.1% of the investment portfolio. The following table summarizes our investment portfolio commitments by industry as of March 31, 2015.

	As of March 31, 2015
Industry	Commitment	Percent
	(Dollar amounts in thousands)
Services: Business	$82,345	24.9%
Healthcare & Pharmaceuticals	48,890	14.8
Capital Equipment	37,974	11.4
Banking, Finance, Insurance & Real Estate	33,152	10.0
Media: Advertising, Printing & Publishing	20,459	6.2
Aerospace & Defense	17,899	5.4
Chemicals, Plastics & Rubber	17,425	5.2
Metals & Mining	14,209	4.3
Construction & Building	12,571	3.8
Services: Consumer	9,568	2.9
Environmental Industries	7,517	2.2
Telecommunications	6,970	2.1
High Tech Industries	4,582	1.4
Media: Diversified & Production	4,262	1.3
Containers, Packaging & Glass	3,944	1.2
Media: Broadcasting & Subscription	3,502	1.1
Energy: Oil & Gas	2,771	0.8
Beverage, Food, & Tobacco	2,009	0.6
Consumer goods: Non-durable	1,189	0.4
	$331,238	100.0%

The following table summarizes our debt investment portfolio by size of exposure.

	As of March 31, 2015
Debt Investment Size (in millions)	Commitment	Percent	Number
	(Dollar amounts in thousands)
$0 - $3	$32,985	11%	14
$3 - $4	45,989	15	13
$4 - $5	58,476	19	13
$5 - $10	95,842	31	12
> $10	76,322	24	6
	$309,614	100%	58

As of December 31, 2014, our debt and equity investment portfolio’s three largest industries were: Services: Business, Healthcare & Pharmaceuticals, and Capital Equipment, totaling approximately 50.7% of the investment portfolio. The following table summarizes our investment portfolio commitments by industry as of December 31, 2014.

	As of December 31, 2014
Industry	Commitment	Percent
	(Dollar amounts in thousands)
Services: Business	$77,895	23.9%
Healthcare & Pharmaceuticals	49,862	15.2
Capital Equipment	38,021	11.6
Banking, Finance, Insurance & Real Estate	27,216	8.3
Media: Advertising, Printing & Publishing	20,513	6.3
Aerospace & Defense	18,100	5.5
Chemicals, Plastics & Rubber	17,580	5.4
Metals & Mining	14,097	4.3
Construction & Building	12,574	3.9
Services: Consumer	9,576	2.9
High Tech Industries	7,630	2.3
Environmental Industries	7,577	2.3
Telecommunications	6,987	2.1
Media: Diversified & Production	4,244	1.3
Containers, Packaging & Glass	4,009	1.2
Media: Broadcasting & Subscription	3,592	1.1
Retail	3,589	1.1
Energy: Oil & Gas	2,810	0.9
Consumer goods: Non-durable	1,319	0.4
	$327,191	100.0%

The following table summarizes our debt investment portfolio by size of exposure.

	As of December 31, 2014
Debt Investment Size (in millions)	Commitment	Percent	Number
	(Dollar amounts in thousands)
$0 - $3	$35,555	11%	15
$3 - $4	52,486	17	15
$4 - $5	67,292	22	15
$5 - $10	77,240	25	10
> $10	76,222	25	6
	$308,795	100%	61

The following table provides a breakdown of our debt investment portfolio by yield and investment category as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
Yield to Fair Value	Senior Secured Debt	Subordinated Debt	Senior Secured Debt	Subordinated Debt
Less than 6%	8.9%	-%	11.3%	-%
6% - 7%	29.2	-	37.8	-
8% - 10%	33.1	0.1	26.3	-
Greater than 10%	28.8	99.9	24.6	100.0
Total	100.0%	100.0%	100.0%	100.0%

Investment Activity

For the three months ended March 31, 2015, we closed new debt investments with two portfolio companies with an aggregate principal balance of $16.0 million and made follow-on debt investments of approximately $6.8 million in two existing portfolio companies, including an additional funding of $0.3 million under a delayed draw senior term loan facility. In addition, for the three months ended March 31, 2015, we purchased equity interests of $2.0 million in a new portfolio company. For the three months ended March 31, 2015, we received approximately $11.0 million in proceeds from principal payments on debt investments, and approximately $18.3 million in proceeds from debt investments we sold, of which approximately $7.2 million pertained to a debt investment we sold in December 2014.

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

The following table shows the classification of our debt investments portfolio by credit rating as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
Credit Rating	(Dollar amounts in thousands)
1	$-	0.0%	$-	0.0%
2	13,514	4.6%	13,646	4.6%
3	273,641	92.8%	272,387	92.6%
4	7,056	2.4%	7,368	2.5%
5	-	0.0%	-	0.0%
6	713	0.2%	801	0.3%
7	-	0.0%	-	0.0%
	$294,924	100.0%	$294,202	100.0%

The following table shows the cost and fair value of our portfolio of investments by asset class as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
	(Dollar amounts in thousands)
Senior Secured
Performing	$233,033	$231,633	$241,863	$240,948
Non-Accrual	3,988	713	3,988	801
Subordinated
Performing	62,474	62,578	52,337	52,453
Non-Accrual	-	-	-	-
Equity Investments	17,636	21,260	15,385	18,032
Total	$317,131	$316,184	$313,573	$312,234

At March 31, 2015 and December 31, 2014, we had one non-accrual loan with a fair value of approximately $0.7 million and $0.8 million, respectively.

As of March 31, 2015, the weighted average yield to fair value of our debt investment portfolio was approximately 10.24% comprised of a weighted average yield to fair value of 9.33% and 13.6% from our senior secured debt investments and subordinated debt investments, respectively. Throughout this document, the weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized accretion of OID and amortization of deferred loan fees divided by (b) total debt investments at fair value excluding assets on non-accrual basis. The weighted average yield on debt investments at fair value is computed as of the balance sheet date.

As of March 31, 2015, floating rate loans comprised 70% of our debt investment portfolio and fixed rate loans comprised 30% of our debt investment portfolio, respectively, as a percent of fair value.

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

Revenues. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of March 31, 2015, floating rate and fixed rate loans comprised 70% and 30% respectively, as a percent of fair value, of our current debt investment portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some cases, our investments will provide for deferred interest or dividend payment, PIK interest, or PIK dividend, respectively, (meaning interest or dividend paid in the form of additional principal amount of the loan or equity security instead of in cash). In addition, we may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and we accrete or amortize such amounts over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income.

Expenses. Our primary operating expenses include interest expense due under our outstanding borrowings, the payment of fees to OFS Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

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

Comparison of the three month periods ended March 31, 2015 and March 31, 2014

Consolidated operating results for the three month periods ended March 31, 2015 and 2014, are as follows:

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)

Total investment income	$7,621	$5,012
Total expenses	4,872	3,612
Net investment income	2,749	1,400
Net realized and unrealized gain on investments	483	651
Net increase in net assets resulting from operations	$3,232	$2,051

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net income may not be meaningful.

Investment Income

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)

Interest income
Non-control/non-affiliate investments	$5,815	$3,786
Affiliate investments	1,343	827
Control investment	-	302
Total interest income	7,158	4,915
Dividend and fee income
Non-control/non-affiliate investments	185	8
Affiliate investments	278	64
Control investment	-	25
Total dividend and fee income	463	97
Total investment income	$7,621	$5,012

Total investment income increased by approximately $2.6 million, or 52%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The $2.6 million increase in total investment income was due to an increase in interest income, and dividend and fee income. The increase in interest income was primarily attributable to an increase in debt investments originated by SBIC I LP (“SBIC I LP Investments”) during the three months ended March 31, 2015, which typically have a higher yield than the debt investments held by OFS Capital WM (“OFS Capital WM Investments”). The increase in dividend and fee income was primarily attributable to our recognition of dividend income contractually earned but not declared on certain of our preferred equity investments primarily held by SBIC I LP during the three months ended March 31, 2015, as well as fee income recognized by SBIC I LP in connection with certain of its debt investments. The increase in total investment income from SBIC I LP Investments was offset by a decrease in interest income from OFS Capital WM Investments, due to a decrease in OFS Capital WM Investments since the quarter ended March 31, 2014.

Interest Income:

 For the three months ended March 31, 2015, we generated total interest income from non-control/non-affiliate investments in the amount of approximately $5.8 million, of which approximately $3.9 million was generated by SBIC I LP Investments and $1.9 million by OFS Capital WM Investments. For the three months ended March 31, 2014, interest income from non-control/non-affiliate investments was approximately $3.8 million, of which approximately $0.5 million was generated by SBIC I LP Investments and $3.3 million by OFS Capital WM Investments. The increase in interest income from non-control/non-affiliate investments generated by SBIC I LP Investments of approximately $3.4 million was attributable to an increase in debt investments originated by SBIC I LP since the quarter ended March 31, 2014. The decrease in interest income from non-control/non-affiliate investments generated by OFS Capital WM Investments of approximately $1.4 million was primarily due to the decrease in OFS Capital WM Investments since the quarter ended March 31, 2014.

SBIC I LP holds all of our affiliate investments. For the three months ended March 31, 2015 and 2014, SBIC I LP generated total interest income from affiliate investments in the amount of approximately $1.3 million and $0.8 million, respectively. The increase in total interest income from affiliate investments of approximately $0.5 million was primarily due to an increase in debt investments originated by SBIC I LP since the quarter ended March 31, 2014.

SBIC I LP held our only control investment in Tangible Software, Inc. (“Tangible”) until December 17, 2014, when the Tangible investment was restructured. The post-restructured debt investment was categorized as an affiliate investment. For the three months ended March 31, 2014, SBIC I LP generated total interest income from control investment in the amount of approximately $0.3 million.

Dividend and Fee Income:

During the three months ended March 31, 2015 and 2014, SBIC I LP generated dividend and fee income of approximately $0.5 million and $0.1 million, respectively. The increase of approximately $0.4 million was primarily due to our recognition of approximately $0.3 million of dividend income contractually earned but not declared on certain of our preferred equity investments primarily held by SBIC I LP during the three months ended March 31, 2015, as well as fee income of approximately $0.1 million recognized by SBIC I LP in connection with certain of its debt investments.

Expenses

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)

Interest expense	$1,230	$991
Amortization and write-off of deferred financing closing costs	547	150
Amortization of intangible asset	49	63
Management fees	1,555	1,264
Incentive fee	375	-
Professional fees	315	454
Administrative fee	541	475
General and administrative expenses	260	215
Total expenses	$4,872	$3,612

Total expenses increased by approximately $1.3 million, or 35%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Interest expense increased by approximately $0.2 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, due to an increase of approximately $0.5 million in interest expense incurred on our SBA debentures, which increased substantially at March 31, 2015 compared with the debenture balance at March 31, 2014, offset by a 2015 decrease of approximately $0.3 million in interest expense on the OFS Capital WM’s credit facility (“OFS Capital WM Credit Facility”), primarily due to lower borrowings on the facility in 2015.

Amortization and write-off of deferred financing closing costs increased by approximately $0.4 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to a write-off of deferred financing closing costs in the amount of approximately $0.4 million in connection with our March 2015 permanent reduction of the OFS Capital WM Credit Facility from $100.0 million to $75.0 million.

Management fee expense totaled approximately $1.6 million for the three months ended March 31, 2015, consisting of approximately $1.5 million of base management fee expense we incurred to OFS Advisor and approximately $0.1 million of loan management fee charged by MCF Capital Management, LLC, the loan manager for OFS Capital WM (see OFS Capital WM Credit Facility section below for more details). Management fee expense totaled approximately $1.3 million for the three months ended March 31, 2014, consisting of approximately $1.1 million of base management fee expense we incurred to OFS Advisor and approximately $0.2 million of loan management fee charged by the loan manager for OFS Capital WM. The base management fee to OFS Advisor increased by approximately $0.4 million primarily due to an increase in our average total assets at March 31, 2015 and December 31, 2014 (“2015 Management Fee Base”), as compared to our average total assets at March 31, 2014 and December 31, 2013 (“2014 Management Fee Base”). The increase in the 2015 Management Fee Base as compared to the 2014 Management Fee Base was largely attributable to the higher SBIC I LP Investments balance at March 31, 2015 as compared to March 31, 2014. The loan management fee charged by MCF Capital Management, LLC decreased by $0.1 million due to a decrease in OFS Capital WM Investments in 2015 as compared with 2014.

For the three months ended March 31, 2015 we incurred an incentive fee expense to OFS Advisor in the amount of approximately $0.4 million. We did not incur an incentive fee expense for the three months ended March 31, 2014.

Net Realized and Unrealized Gain on Investments

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)
Net realized gain on non-control/non-affiliate investments	$90	$-
Net change in unrealized appreciation/depreciation on
non-control/non-affiliate investments	(353)	926
Net change in unrealized appreciation/depreciation on affiliate investments	746	519
Net change in unrealized depreciation on control investment	-	(794)
Net realized and unrealized gain on investments	$483	$651

For the three months ended March 31, 2015, we recorded total net realized and unrealized gain on investments in the amount of approximately $0.5 million, consisting of approximately $0.1 million of net realized gain on sale of three of our debt investments, $0.4 million of net unrealized depreciation on non-control/non-affiliate investments, and $0.8 million of net unrealized appreciation on affiliate investments.

For the three months ended March 31, 2014, we recorded total net realized and unrealized gain on investments in the amount of approximately $0.7 million, consisting of approximately $0.9 million of net unrealized appreciation on non-control/non-affiliate investments, $0.5 million of net unrealized appreciation on affiliate investments, and $0.8 million of unrealized depreciation on control investment (Tangible).

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

At March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $21.3 million and $12.4 million, respectively. During the three months ended March 31, 2015, we had net cash provided by operating activities of $7.0 million, primarily due to $11.0 million of cash we received from principal payments on our portfolio investments, cash collections of $18.3 million from sale of our portfolio investments, including $7.2 million of cash collection from an investment we sold in December 2014, as well as our $3.2 million net increase in net assets resulting from operations. These cash receipts were offset by $24.6 million of cash we used to purchase portfolio investments.

Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2015, primarily attributable to $13.3 million of draws from our SBA debentures (net of the fees), offset by the $8.3 million of net repayments on the OFS Capital WM Credit Facility, and $3.1 million of cash we paid in dividends and distributions.

We intend to generate additional cash flows from our operations, future offerings of securities, and future borrowings. Our primary uses of funds are investments in debt and equity investments, interest payments on indebtedness, payment of other expenses, and cash distributions to our shareholders.

The OFS Capital WM Credit Facility

OFS Capital WM has a $75.0 million secured revolving credit facility, as amended from time to time, with Wells Fargo Bank, N.A. The OFS Capital WM Credit Facility is secured by all current and future eligible loans acquired by OFS Capital WM. The OFS Capital WM Credit Facility has a maturity date of December 31, 2018 and a reinvestment period through December 31, 2015. The interest rate on outstanding borrowings is the London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum at March 31, 2015. The minimum equity requirement currently is set at $35.0 million. As of March 31, 2015, we were in compliance with the relevant covenants.

As of March 31, 2015 and December 31, 2014, we had $64.3 million and $72.6 million, respectively, in indebtedness outstanding under the OFS Capital WM Credit Facility. The interest rates on the revolving line of credit borrowings at March 31, 2015 and December 31, 2014 were 2.78% and 2.76%, respectively. For the three months ended March 31, 2015 and 2014, interest expense on the OFS Capital WM Credit Facility was approximately $0.5 million and $0.8 million, respectively.

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

Under the OFS Capital WM Credit Facility, the loan manager charges both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, which value is determined by the Controlling Lender (as defined in the OFS Capital WM loan documents), plus an accrued fee that is deferred until after the end of the investment period of the portfolio investments. For the three months ended March 31, 2015 and 2014, we incurred management fee expense of approximately $0.1 million and $0.2 million, respectively, to the loan manager.

Availability under the OFS Capital WM Credit Facility as of March 31, 2015 was approximately $8.2 million based on the stated advance rate of 70% under the borrowing base.

SBA Debentures

As a result of the SBIC Acquisitions, SBIC I LP became our wholly-owned subsidiary effective December 4, 2013. SBIC I LP has an SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to OFS Capital, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150.0 million. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of March 31, 2015, SBIC I LP had leverage commitments of $149.9 million from the SBA, and $140.9 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $9.0 million. As of December 31, 2014, SBIC I LP had leverage commitments of $149.9 million from the SBA, and $127.3 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $22.6 million.

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

On a stand-alone basis, SBIC I LP held approximately $229.1 million and $215.7 million in assets at March 31, 2015 and December 31, 2014, respectively, which accounted for approximately 66% and 63% of our total consolidated assets at March 31, 2015 and December 31, 2014, respectively.

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

Other Liquidity Matters

We expect to fund the growth of our investment portfolio through future securities offerings, and future borrowings or issuances of senior securities to the extent permitted by the 1940 Act. In addition, we may determine to sell lower-yielding investments in the portfolio to generate liquidity for the acquisition of higher-yielding investments. We cannot assure shareholders that our plans to raise capital will be successful. In addition, we intend to distribute to our shareholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies, including the funding of our unfunded commitments to portfolio companies. The illiquidity of certain of our portfolio investments could make it difficult for us to sell these investments when desired or to realize their recorded value.

In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at March 31, 2015), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including debt and equity offerings, the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of March 31, 2015, we had $7.6 million of total unfunded commitments to six portfolio companies. Unfunded commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2015:

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years (2)	After 5 years (2)
	(Amounts in thousands)
SBA Debentures	$140,880	$-	$-	$-	$140,880
OFS Capital WM Credit Facility	64,348	-	-	64,348	-
Total	$205,228	$-	$-	$64,348	$140,880

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	The OFS Capital WM Credit Facility is scheduled to mature on December 31, 2018. The SBA debentures are scheduled to mature between September 2022 and 2025.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

Commitments and Contingencies

At March 31, 2015, we had $7.6 million of total unfunded commitments for six portfolio companies, consisting of $7.2 million of unfunded debt commitments and $0.4 million of unfunded equity commitments. At December 31, 2014, we had $7.8 million of total unfunded commitments for six portfolio companies, consisting of $7.4 million of unfunded debt commitments and $0.4 million of unfunded equity commitments. We maintain sufficient cash on hand and availability in borrowings to fund such unfunded commitments.

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

Distributions

We are taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income, for example, our election to recognize gains using installment sale treatment generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.

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

The following table summarizes our distributions declared and paid to date on all shares subsequent to our initial public offering (“IPO”) (dollar amounts in thousands except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Total Amount
Fiscal 2015
March 4, 2015	March 17, 2015	March 31, 2015	$0.34	$3,281

Fiscal 2014
November 4, 2014	December 17, 2014	December 31, 2014	$0.34	$3,278
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,276
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,275
January 21, 2014	January 31, 2014	February 14, 2014	0.34	3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)	Represents the distribution declared in the specified period, which, if prorated for the number of days remaining in the fourth quarter after our IPO in November 2012, would have been $0.34 per share.

(2)	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012 (for the period November 8, 2012 through December 31, 2012), the Company estimated that approximately $0.07, $0.11, $0.04, $0.12, $0.19, zero, $0.18, $0.19, $0.18 and zero, respectively, would have represented a return of capital.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure shareholders that they will receive any distributions at a particular level.

Distributions in excess of our current and accumulated earnings and profits generally are treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions are treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For the distribution paid during the three months ended March 31, 2015, out of the approximately $3.3 million distribution, approximately 21% represented a return of capital and 79% represented ordinary income.

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

Related Party Transactions

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement with OFS Advisor and will pay OFS Advisor a management fee and incentive fee. Pursuant to the Investment Advisory Agreement with OFS Advisor and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. For providing these services, OFS Advisor receives a fee from us consisting of two components—a base management fee and an incentive fee. From the completion of our IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. Beginning on November 1, 2013 and through March 31, 2014, pursuant to the Investment Advisory Agreement, the base management fee was calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. OFS Advisor has elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from the SBIC Acquisitions.

On May 5, 2014, we were notified by OFS Advisor that, effective as of April 1, 2014, it would reduce its base management fee by two-thirds for the balance of the 2014 fiscal year. Specifically, OFS Advisor agreed to reduce its base management fee from 0.4375% per quarter to 0.145833% per quarter for the second, third, and fourth quarters of 2014. Accordingly, the effective annual base management fee for the 2014 fiscal year was equal to 50% of the 1.75% required by our Advisory Agreement with OFS Advisor, or not greater than 0.875%. OFS Advisor informed us that this reduction was made for the benefit of our shareholders to take into account unforeseen delays in completing the SBIC Acquisitions. The base management fee resumed to its 1.75% annual rate on January 1, 2015.

 The base management fee is payable quarterly in arrears. The base management fee expense was approximately $1.4 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that we have not yet received in cash.

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

We accrue the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. OFS Advisor has elected to exclude from the Capital Gains Fee calculation any incentive fee that would be owed in respect of the realized gain on step acquisition resulting from the SBIC Acquisitions.

We incurred incentive fee expense of $0.4 million for the three months ended March 31, 2015. We did not incur any incentive fee expense during the three months ended March 31, 2014.

License Agreement

We have entered into a license agreement with OFSAM under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.”

Administration Agreement

Pursuant to an Administration Agreement, OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary, and their respective staffs. The administrative fee is payable quarterly in arrears. For the three months ended March 31, 2015 and 2014, we incurred $0.5 million of administrative fees for each period.

Staffing Agreement

OFS Advisor is an affiliate of Orchard First Source Capital, Inc. (“OFSC”), with which it has entered into a Staffing Agreement. Under this agreement OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel and other resources of OFSC and its affiliates. The Staffing Agreement should provide OFS Advisor with access to deal flow generated by the professionals of OFSC and its affiliates and commits the members of the Advisor Investment Committee to serve in that capacity. OFS Advisor intends to capitalize on the significant deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFSC’s investment professionals.

OFSC also has entered into a staffing and corporate services agreement with OFS Services. Under this agreement, OFS Services will make available to OFSC experienced investment professionals and access to the administrative resources of OFS Services.

Recent Developments

On April 24, 2015, we received notice that Bilal Rashid had been approved by the SBA to serve as a manager of SBIC I LP, and Mr. Rashid has now been named as a member of our SBIC investment committee. Glenn Pittson has resigned from those positions.

On May 4, 2015, our Board of Directors declared a distribution of $0.34 per share for the second quarter of 2015, payable on June 30, 2015 to shareholders of record as of June 16, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2015, 70% of our debt investments bore interest at floating interest rates and 30% of our debt investments bore fixed interest rates. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. All of the debt investments bearing floating interest rates in our portfolio as of March 31, 2015 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.

In addition, the OFS Capital WM Facility has a floating interest rate provision, and we expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

Assuming that our consolidated balance sheet as of March 31, 2015 was to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Interest	Interest	Net increase
Basis point increase(1)	income	expense	(decrease)
	(Amounts in thousands)
100	$323	$(652)	$(329)
200	2,216	(1,305)	911
300	4,369	(1,957)	2,412
400	6,522	(2,610)	3,912
500	8,676	(3,262)	5,414

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending or threatened legal proceedings against us as of March 31, 2015. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2015, we issued 12,106 shares of common stock to shareholders in connection with our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $148 thousand.

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

Dated: May 8, 2015	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
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

