Form 10-Q
period 2015-06-30
OFS Capital Corp
filed 2015-08-07
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

 The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 4, 2015 was 9,675,774.

OFS CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2015	2014
Assets
Investments, at fair value
Non-control/non-affiliate investments (cost of $188,680 and $258,004, respectively)	$187,195	$254,666
Affiliate investments (cost of $64,929 and $55,569, respectively)	68,771	57,568
Total investments at fair value	255,966	312,234
Cash and cash equivalents	35,568	12,447
Interest receivable	845	676
Receivable from investment sold	-	7,223
Prepaid expenses and other assets	420	556
Intangible asset, net of accumulated amortization of $307 and $209, respectively	2,193	2,291
Goodwill	1,077	1,077
Deferred financing closing costs, net of accumulated amortization of $219 and $2,540, respectively	3,611	4,972
Total assets	$299,680	$341,476

Liabilities
Accrued professional fees	$435	$462
Interest payable	1,280	1,315
Management and incentive fees payable	1,507	1,229
Administration fee payable	326	273
Payable for investment purchased	3,960	-
Other payables	240	247
Deferred loan fee revenue	212	572
SBA debentures payable	149,880	127,295
Revolving line of credit	-	72,612
Total liabilities	157,840	204,005

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,675,774 and 9,650,834 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	97	97
Paid-in capital in excess of par	143,683	143,381
Distributions in excess of net investment income	(8,859)	(7,844)
Accumulated net realized gain (loss)	3,454	(844)
Net unrealized appreciation on investments	3,465	2,681
Total net assets	141,840	137,471

Total liabilities and net assets	$299,680	$341,476

Number of shares outstanding	9,675,774	9,650,834
Net asset value per share	$14.66	$14.24

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Investment income
Interest income
Non-control/non-affiliate investments	$6,117	$3,524	$11,932	$7,310
Affiliate investments	1,411	792	2,754	1,619
Control investment	-	264	-	566
Total interest income	7,528	4,580	14,686	9,495
Dividend and fee income
Non-control/non-affiliate investments	101	-	286	8
Affiliate investments	453	53	731	117
Control investment	-	25	-	50
Total dividend and fee income	554	78	1,017	175

Total investment income	8,082	4,658	15,703	9,670

Expenses
Interest expense	1,323	997	2,553	1,988
Amortization and write-off of deferred financing closing costs (see Note 8)	1,361	152	1,908	302
Amortization of intangible asset	49	49	98	112
Management fees	1,426	534	2,981	1,798
Incentive fee	231	-	606	-
Professional fees	280	276	595	730
Administration fee	326	285	867	760
General and administrative expenses	334	266	594	481

Total expenses	5,330	2,559	10,202	6,171

Net investment income	2,752	2,099	5,501	3,499

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	2,788	-	2,878	-
Net realized gain on affiliate investments	1,471	28	1,471	28
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(705)	(1,247)	(1,058)	(321)
Net change in unrealized appreciation/depreciation on affiliate investments	1,096	108	1,842	627
Net change in unrealized depreciation on control investment	-	(431)	-	(1,225)

Net realized and unrealized gain (loss) on investments	4,650	(1,542)	5,133	(891)

Net increase in net assets resulting from operations	$7,402	$557	$10,634	$2,608

Net investment income per common share - basic and diluted	$0.28	$0.22	$0.57	$0.36
Net increase in net assets resulting from operations per common share - basic and diluted	$0.77	$0.06	$1.10	$0.27
Dividends and distributions declared per common share	$0.34	$0.34	$0.68	$0.68
Basic and diluted weighted average shares outstanding	9,663,081	9,632,491	9,657,058	9,631,826

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

				Distributions		Net
			Paid-in	in Excess of		Unrealized
			Capital in	Net	Accumulated	Appreciaton
	Common Stock		Excess	Investment	Net Realized	(Depreciation) on	Total Net
	Shares	Par	of Par	Income	Gain (Loss)	Investments	Assets

Balance at January 1, 2014	9,629,797	$96	$143,126	$(4,103)	$2,742	$(1,483)	$140,378

Net increase in net assets resulting from operations	-	-	-	3,499	28	(919)	2,608
Stock issued in connection with dividend reinvestment plan	6,123	-	79	-	-	-	79
Dividends and distributions (1)	-	-	-	(6,521)	(28)	-	(6,549)

Balance at June 30, 2014	9,635,920	$96	$143,205	$(7,125)	$2,742	$(2,402)	$136,516

Balance at January 1, 2015	9,650,834	$97	$143,381	$(7,844)	$(844)	$2,681	$137,471

Net increase in net assets resulting from operations	-	-	-	5,501	4,349	784	10,634
Stock issued in connection with dividend reinvestment plan	24,940	-	302	-	-	-	302
Dividends and distributions (1)	-	-	-	(6,516)	(51)	-	(6,567)

Balance at June 30, 2015	9,675,774	$97	$143,683	$(8,859)	$3,454	$3,465	$141,840

(1)	If the tax characteristics of these distributions were determined as of June 30, 2015 and 2014, the Company estimated that approximately 78% and 22% of the distributions would have represented ordinary income and return of capital, respectively, as of June 30, 2015, and approximately 55% and 45% would have represented ordinary income and return of capital, respectively, as of June 30, 2014. See Note 10 - Financial Highlights for detailed disclosure of the tax characteristics of these distributions.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2015	2014

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$10,634	$2,608
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization and write-off of deferred financing closing costs	1,908	302
Amortization of discounts and premiums	(602)	(510)
Amortization of deferred loan fee revenue	(418)	(96)
Amortization of intangible assets	98	112
Cash collection of deferred loan fee revenue	36	267
Payment-in-kind interest and dividend income	(1,229)	(238)
Reversal of payment-in-kind interest income on non-accrual loans	-	32
Net realized gain on non-control/non-affiliate investments	(2,878)	-
Net realized gain on affiliate investments	(1,471)	(28)
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	1,058	321
Net change in unrealized appreciation/depreciation on affiliate investments	(1,842)	(627)
Net change in unrealized depreciation on control investment	-	1,225
Purchase of portfolio investments	(45,886)	(25,636)
Proceeds from principal payments on portfolio investments	31,237	29,663
Proceeds from sale of portfolio investments	89,072	7,493
Cash distribution received from equity investment	51	11
Changes in operating assets and liabilities:
Interest receivable	(177)	3
Prepaid expenses and other assets	127	36
Accrued professional fees	(27)	(156)
Due to/from affiliated entities, net	-	218
Interest payable	(36)	19
Management and incentive fees payable	278	512
Administration fee payable	53	480
Other payables	(21)	(127)
Net cash provided by operating activities	79,965	15,884

Cash Flows From Financing Activities
Net repayment of advances from affiliated entities	-	(6)
Cash dividends and distributions paid	(6,265)	(6,470)
Borrowings under the revolving line of credit	1,217	8,400
Repayments under the revolving line of credit	(73,829)	(24,966)
Draw down on SBA debentures	22,585	-
Change in other liabilities	-	50
Deferred financing closing costs paid	(548)	-
Deferred common stock offering costs paid	(4)	(68)
Net cash used in financing activities	(56,844)	(23,060)

Net increase (decrease) in cash and cash equivalents	23,121	(7,176)

Cash and cash equivalents — beginning of period	12,447	28,569

Cash and cash equivalents — end of period	$35,568	$21,393

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,588	$1,969

Supplemental Disclosure of Noncash Financing and Investing Activities:
Dividends and distributions paid by issuance of common stock	302	79
Accrued deferred common stock offering costs	-	63

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments

Aerospace & Defense
Aero-Metric, Inc.	Senior Secured Term Loan	6.75% cash / 2.0% PIK	(L +7.50%)	8/27/17	$2,620	$2,603	$2,565	1.8%
					2,620	2,603	2,565	1.8
Banking, Finance, Insurance & Real Estate
Accurate Group Holdings, Inc.	Subordinated Loan	12.50%	N/A	8/23/18	10,000	10,061	10,100	7.1
H.D. Vest, Inc. (4)	Senior Secured Term Loan	9.25%	(L +8.25%)	3/17/21	6,000	5,943	6,033	4.3
MYI Acquiror Limited (4)	Senior Secured Term Loan A	5.75%	(L +4.50%)	5/28/19	4,850	4,832	4,789	3.4
Confie Seguros Holdings II Co.	Senior Secured Term Loan	10.25%	(L +9.00%)	5/8/19	4,000	3,960	3,960	2.8
					24,850	24,796	24,882	17.6
Capital Equipment
Elgin Fasteners Group	Senior Secured Term Loan	6.00%	(L +4.75%)	8/26/16	4,616	4,584	4,550	3.2
Stancor, Inc.	Senior Secured Term Loan	8.75%	(L +8.00%)	8/19/19	13,500	13,402	13,348	9.5
	1,250,000 Class A Units in SCT Holdings, LLC					1,250	1,480	1.0
					13,500	14,652	14,828	10.5

					18,116	19,236	19,378	13.7
Chemicals, Plastics & Rubber
Actagro, LLC	Senior Secured Term Loan	5.50%	(L +4.25%)	12/30/16	3,161	3,148	3,119	2.2
Inhance Technologies Holdings LLC	Senior Secured Term Loan A	5.50%	(L +4.50%)	2/7/18	2,309	2,299	2,218	1.6
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,612	2,587	2,589	1.8
					8,082	8,034	7,926	5.6
Construction & Building
Nudo Products, Inc.	Subordinated Loan	12.00% cash / 2.5% PIK	N/A	1/29/20	11,182	11,099	11,405	8.1
					11,182	11,099	11,405	8.1
Consumer goods: Non-durable
Phoenix Brands LLC	Senior Secured Term Loan A	9.25%	(L +7.75%)	1/31/16	1,189	1,186	1,089	0.8
					1,189	1,186	1,089	0.8
Healthcare & Pharmaceuticals
HealthFusion, Inc.	Senior Secured Loan	13.00%	N/A	10/7/18	5,750	5,694	5,865	4.1
	Common Stock Warrants (1,646,666 shares)					-	758	0.5
					5,750	5,694	6,623	4.6

Intrafusion Holding Corp. (8)	Senior Secured Term Loan B	12.94%	(L +9.00%)	6/13/18	8,500	8,513	8,500	6.0
Maverick Healthcare Equity, LLC	Preferred Equity (1,250,000 units)					1,042	1,293	0.9
	Class A Common Equity (1,250,000 units)					-	-	-
						1,042	1,293	0.9

Physiotherapy Associates Holding, Inc.	Senior Secured Term Loan	9.50%	(L +8.50%)	6/4/22	1,000	990	990	0.7
Community Intervention Services, Inc. (f/k/a South Bay Mental Health Center, Inc.)	Subordinated Loan	12.0% cash / 2.5% PIK	N/A	10/12/17	3,069	3,069	3,062	2.2
Strata Pathology Services, Inc. (5)	Senior Secured Term Loan	11.75%	(P +8.50%)	6/30/16	4,037	3,988	468	0.3
United Biologics Holdings, LLC	Subordinated Loan	12.0% cash / 2.0% PIK	N/A	3/5/17	4,062	4,019	3,937	2.8
	Class A-1 Units (2,686 units) and Kicker Units (2,015 units)					9	20	-
	Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units)					8	17	-
	Class A Warrants (10,160 units)					67	52	-
	Class B Warrants (15,238 units)					7	-	-
					4,062	4,110	4,026	2.8

					26,418	27,406	24,962	17.5
High Tech Industries
B+B SmartWorx Inc. (f/k/a B&B Electronics Manufacturing Company)	Senior Secured Term Loan A	6.50%	(L +5.00%)	3/31/16	2,348	2,348	2,302	1.6
					2,348	2,348	2,302	1.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

June 30, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Media: Advertising, Printing & Publishing
Jobson Healthcare Information, LLC	Senior Secured Term Loan	10.13% cash / 2.795% PIK	(L +8.13%)	7/21/19	14,773	14,443	14,152		10.0
	Warrants (1,056,428 member units)					454	422		0.3
					14,773	14,897	14,574		10.3

Media: Diversified & Production
A.C.T. Lighting, Inc.	Subordinated Loan	12.00% cash / 2.0% PIK	N/A	7/24/19	3,538	3,520	3,602		2.5
					3,538	3,520	3,602		2.5
Metals & Mining
All Metals Holding, LLC	Senior Secured Term Loan	10.50%	N/A	12/31/19	14,000	13,786	14,046		9.9
	Common Equity (2.75% member interest)					97	219		0.2
					14,000	13,883	14,265		10.1

Services: Business
BCC Software, LLC	Senior Secured Revolver	N/A	(L +8.00%)	6/20/19	-	(13)	(12	)(2)	-
	Senior Secured Term Loan	9.00%	(L +8.00%)	6/20/19	6,660	6,581	6,588		4.6
					6,660	6,568	6,576		4.6

Caddie Master Enterprises, Inc.	Senior Secured Term Loan	10.00%	(L +9.00%)	12/31/20	10,421	9,825	9,848		6.9
	Common Stock Warrants (78.97 shares)					550	551		0.4
					10,421	10,375	10,399		7.3

C7 Data Centers, Inc. (9)	Senior Secured Term Loan	13.45%	(L +8.50%)	6/22/20	11,850	11,825	11,825		8.3
Community Investors, Inc. (6)	Senior Secured Term Loan	11.77%	(L +7.25%)	9/30/19	8,500	8,428	8,580		6.0
	Subordinated Loan	10.00%	N/A	3/20/20	44	44	44		-
	Common Stock (560 shares)					1	1		-
	Preferred Stock A (59,258 shares)					63	188		0.1
	Preferred Stock A-1 (27,737 shares)					69	88		0.1
					8,544	8,605	8,901		6.2

Riveron Consulting, LLC	Subordinated Loan	13.25%	N/A	3/25/20	10,000	9,905	9,868		7.0
					47,475	47,278	47,569		33.4
Services: Consumer
smarTours, LLC	Senior Secured Loan	9.25%	N/A	10/11/18	2,979	2,937	2,984		2.1
	Preferred Equity A (500,000 units)					439	697		0.5
					2,979	3,376	3,681		2.6

Southern Technical Institute, LLC	Subordinated Loan	10.75%	(L +9.75%)	12/2/20	5,000	4,977	4,993		3.5

					7,979	8,353	8,674		6.1
Telecommunications
NHR Holdings, LLC	Senior Secured Term Loan A	5.50%	(L +4.25%)	11/30/18	2,024	2,007	1,987		1.4
	Senior Secured Term Loan B	5.50%	(L +4.25%)	11/30/18	2,052	2,034	2,015		1.4
					4,076	4,041	4,002		2.8

Total Non-control/Non-affiliate Investments					186,646	188,680	187,195		131.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

June 30, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Affiliate Investments
Aerospace & Defense
Malabar International	Subordinated Loan	12.5% cash / 2.5% PIK	N/A	5/21/17	7,356	7,406	7,503	5.3
	Preferred Stock (1,644 shares)					4,283	5,327	3.9
					7,356	11,689	12,830	9.2
Capital Equipment
TRS Services, LLC	Senior Secured Term Loan	9.50%	(L +8.50%)	12/10/19	10,421	10,340	10,303	7.3
	Delayed Draw Senior Secured Term Loan	9.50%	(L +8.50%)	12/10/19	745	741	737	0.5
	3,000,000 Class A Units in IGT Holdings, LLC					2,617	2,542	1.8
	3,000,000 Common Units in IGT Holdings, LLC					572	521	0.4
					11,166	14,270	14,103	10.0
Consumer goods: Non-durable
Master Cutlery, LLC	Senior Secured Term Loan	13.00%	N/A	4/17/20	4,801	4,772	4,830	3.4
	3,723 Preferred Equity A units in MC Parent, LLC.				-	3,722	3,005	2.1
	156 Common Equity units in MC Parent, LLC.				-	-	645	0.5
					4,801	8,494	8,480	6.0
Healthcare & Pharmaceuticals
Pfanstiehl Holdings, Inc.	Subordinated Loan	13.50%	N/A	9/29/18	3,788	3,862	3,826	2.7
	Class A Common Equity (400 shares)					217	1,715	1.2
					3,788	4,079	5,541	3.9
Services: Business
Contract Datascan Holdings, Inc. (7)	Senior Secured Term Loan	10.50%	(L +9.50%)	12/17/18	9,265	9,201	9,280	6.5
	Preferred Equity A (2,463 shares)					2,527	2,806	2.0
	Preferred Equity B (382 shares)					506	487	0.3
	Common Equity (9,069 shares)					-	231	0.2
					9,265	12,234	12,804	9.0

NeoSystems Corp.	Subordinated Loan	10.5% cash / 2.25% PIK	N/A	8/13/19	4,591	4,554	4,630	3.3
	Convertible Preferred Stock (521,962 shares)					1,082	1,877	1.3
					4,591	5,636	6,507	4.6

Sentry Centers Holdings, LLC	Senior Secured Loan	14.00%	N/A	5/29/20	6,105	6,001	6,001	4.2

Tangible Software, Inc.	Senior Secured Loan	4%	N/A	6/17/16	2,639	2,526	2,505	1.8
	Common Equity (1,285,854 shares)					-	-	-
					2,639	2,526	2,505	1.8

					22,600	26,397	27,817	19.6

Total Affiliate Investments					49,711	64,929	68,771	48.7

Total Investments					236,357	253,609	255,966	180.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

June 30, 2015

(Dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Principal Amount	Cost		Fair Value		Percent of Net Assets

Money Market

US Bank Money Market Deposit Account	Money Market	N/A	34,838	(3)	34,838	(3)	24.6
Total Money Market			34,838		34,838		24.6

Total Investments and Money Market (United States)		$236,357	$288,447		$290,804		205.2%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which is reset daily, quarterly or semi-annually. For each investment, the Company has provided the spread over LIBOR and current interest rate in effect at June 30, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(5)	Non-accrual loan.
(6)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Community Investors, Inc., the all-in interest rate of 11.77% at June 30, 2015 included an interest rate of 3.52% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(7)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall.
(8)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Intrafusion Holding Corp., the all-in interest rate of 12.94% at June 30, 2015 included an interest rate of 2.44% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(9)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to C7 Data Centers, Inc., the all-in interest rate of 13.45% at June 30, 2015 included an interest rate of 3.95% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(Dollar amounts in thousands)

Industry			Spread Above		Principal			Percent of
Name of Portfolio Company	Investment Type	Interest Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value	Net Assets

Non-control/Non-affiliate Investments

Aerospace & Defense
Aero-Metric, Inc.	Senior Secured Term Loan	8.75%	(L +7.50%)	8/27/17	$2,644	$2,622	$2,619	1.9%
Whitcraft LLC	Senior Secured Term Loan	6.50%	(L +5.00%)	12/16/15	3,788	3,775	3,712	2.7
					6,432	6,397	6,331	4.6
Banking, Finance, Insurance & Real Estate
Accurate Group Holdings, Inc. (4)	Subordinated Loan	12.50%	N/A	6/11/18	10,000	10,071	10,071	7.3
Captive Resources Midco LLC	Senior Secured Term Loan	6.50%	(L +5.00%)	1/2/19	4,804	4,757	4,646	3.4
CSI Financial Services, LLC (5)	Senior Secured Term Loan	7.00%	(L +5.75%)	12/12/18	3,207	3,174	3,173	2.3
MYI Acquiror Limited (5)	Senior Secured Term Loan A	5.75%	(L +4.50%)	5/28/19	4,875	4,848	4,826	3.5
Townsend Acquisition LLC	Senior Secured Term Loan	5.25%	(L +4.25%)	5/21/20	4,330	4,296	4,278	3.1
					27,216	27,146	26,994	19.6
Capital Equipment
Dorner MFG, Corp.	Senior Secured Term Loan	5.75%	(L +4.50%)	6/15/17	3,062	3,032	2,974	2.2
Elgin Fasteners Group	Senior Secured Term Loan	6.00%	(L +4.75%)	8/26/16	4,679	4,632	4,616	3.4
Stancor, Inc. (4)	Senior Secured Term Loan	8.75%	(L +8.00%)	8/19/19	13,500	13,391	13,395	9.7
	1,250,000 Class A Units in SCT
	Holdings, LLC					1,250	1,287	0.9
					13,500	14,641	14,682	10.6

					21,241	22,305	22,272	16.2
Chemicals, Plastics & Rubber
Actagro, LLC	Senior Secured Term Loan	5.50%	(L +4.25%)	12/30/16	3,201	3,182	3,117	2.3
Accella Holdings LLC (f/k/a Dash Materials LLC)	Senior Secured Term Loan	5.50%	(L +4.50%)	4/30/19	3,424	3,413	3,424	2.5
ICM Products Inc	Senior Secured Term Loan	5.50%	(L +4.50%)	3/31/19	2,068	2,045	1,952	1.4
Inhance Technologies Holdings LLC	Senior Secured Term Loan A	5.50%	(L +4.50%)	2/7/18	2,371	2,357	2,271	1.7
KODA Distribution Group, Inc.	Senior Secured Term Loan A	6.00%	(L +5.00%)	4/9/18	3,835	3,822	3,787	2.7
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,681	2,650	2,636	1.9
					17,580	17,469	17,187	12.5
Construction & Building
Jameson LLC	Senior Secured Term Loan	7.50%	(L +5.50%)	1/31/17	1,529	1,525	1,529	1.1
Nudo Products, Inc. (4)	Subordinated Loan	12.00% cash / 1.75% PIK	N/A	1/29/20	11,045	10,953	10,953	7.9
					12,574	12,478	12,482	9.0
Consumer goods: Non-durable
Phoenix Brands LLC	Senior Secured Term Loan A	7.25%	(L +5.75%)	1/31/16	1,319	1,314	1,230	0.9
					1,319	1,314	1,230	0.9
Containers, Packaging & Glass
Mold-Rite Plastics, LLC	Senior Secured Term Loan	5.50%	(L +4.25%)	6/30/16	4,009	3,990	3,962	2.9
					4,009	3,990	3,962	2.9
Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/1/17	2,810	2,778	2,810	2.0
					2,810	2,778	2,810	2.0
Environmental Industries
Apex Companies, LLC.	Senior Secured Term Loan	5.50%	(L +4.50%)	3/28/19	3,714	3,695	3,506	2.6
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	8/3/16	3,863	3,850	3,810	2.8
					7,577	7,545	7,316	5.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

Industry			Spread Above		Principal			Percent of
Name of Portfolio Company	Investment Type	Interest Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value	Net Assets

Non-control/Non-affiliate Investments -Continued

Healthcare & Pharmaceuticals
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	8/18/16	4,552	4,537	4,473	3.3
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	5.75%	(L +4.75%)	2/12/19	4,694	4,665	4,665	3.4
HealthFusion, Inc. (4)	Senior Secured Loan	13.00%	N/A	10/7/18	5,750	5,685	5,882	4.3
	Common Stock Warrants
	(1,646,666 shares)					-	498	0.4
					5,750	5,685	6,380	4.7
Hygenic Corporation	Senior Secured Term Loan	6.00%	(L +4.75%)	10/11/18	4,684	4,640	4,671	3.4
Intrafusion Holding Corp. (4)(10)	Senior Secured Term Loan B	13.58%	(L +9.00%)	6/13/18	2,000	2,016	2,016	1.5
Maverick Healthcare Equity, LLC (4)	Preferred Equity (1,250,000 units)					900	900	0.7
	Class A Common Equity
Maverick Healthcare Equity, LLC (4)	(1,250,000 units)					-	-	-
Vention Medical, Inc. (f/k/a MedTech Group, Inc.)	Senior Secured Term Loan	6.25%	(L +5.25%)	12/31/18	4,575	4,552	4,552	3.3
South Bay Mental Health Center, Inc. (4)	Subordinated Loan	12.0% cash / 2.5% PIK	N/A	10/12/17	3,030	3,030	3,027	2.2
Strata Pathology Services, Inc. (6)	Senior Secured Term Loan	11.00%	(L +9.50%)	6/30/16	4,037	3,988	801	0.6
Studer Group LLC	Senior Secured Term Loan	6.00%	(L +4.75%)	7/31/18	3,448	3,430	3,322	2.4
United Biologics Holdings, LLC (4)	Subordinated Loan	12.0% cash / 2.0% PIK	N/A	3/5/17	4,183	4,126	4,181	3.0
	Class A-1 Units (2,686 units) and Kicker Units (2,015 units)					9	22	-
	Class A-1 Warrants (2,272 units) nd Kicker Warrants (1,704 units)					8	19	-
	Class A Warrants (10,160 units)					67	74	0.1
	Class B Warrants (15,238 units)					7	38	-
					4,183	4,217	4,334	3.1

					40,953	41,660	39,141	28.6
High Tech Industries
Anaren, Inc. (4)	Senior Secured Term Loan	5.50%	(L +4.50%)	2/18/21	2,970	2,944	2,923	2.1
B&B Electronics Manufacturing Company	Senior Secured Term Loan A	6.50%	(L +5.00%)	4/4/15	2,440	2,437	2,426	1.8
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	6/6/17	2,220	2,198	2,220	1.6
					7,630	7,579	7,569	5.5
Media: Advertising, Printing & Publishing
Content Marketing, LLC	Senior Secured Term Loan	7.50%	(L +6.25%)	12/21/17	3,039	3,012	3,039	2.2
Jobson Healthcare Information, LLC (4)	Senior Secured Term Loan	10.13% cash / 2.795% PIK	(L +8.13%)	7/21/19	14,704	14,329	14,141	10.3
	Warrants (1,056,428 member units)					454	384	0.3
					14,704	14,783	14,525	10.6
Media Source	Senior Secured Term Loan	5.25%	(L +4.25%)	7/16/19	2,386	2,364	2,348	1.7
					20,129	20,159	19,912	14.5
Media: Broadcasting & Subscription
Campus Televideo, Inc.	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	3,592	3,542	3,590	2.6
					3,592	3,542	3,590	2.6
Media: Diversified & Production
A.C.T. Lighting, Inc. (4)	Subordinated Loan	12.00% cash / 2.0% PIK	N/A	7/24/19	3,502	3,482	3,482	2.5
					3,502	3,482	3,482	2.5
Metals & Mining
All Metals Holding, LLC(4)	Senior Secured Term Loan	10.50%	N/A	12/31/19	14,000	13,763	13,763	10.0
	Common Equity (2.75% member nterest)					97	97	0.1
					14,000	13,860	13,860	10.1
Retail
Tharpe Company, Inc.	Senior Secured Term Loan	6.00%	(L +4.75%)	10/19/17	3,589	3,559	3,555	2.6
					3,589	3,559	3,555	2.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

Industry			Spread Above		Principal				Percent of
Name of Portfolio Company	Investment Type	Interest Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value		Net Assets

Non-control/Non-affiliate Investments -Continued

Services: Business
Accuvant Finance, LLC (4)	Senior Secured Initial Loans	7.00%	(P +3.75%)	10/22/20	5,970	5,917	5,970		4.3
BCC Software, LLC (4)	Senior Secured Revolver	N/A	(L +8.00%)	6/19/19	-	(15)	(24	)(2)	-
BCC Software, LLC (4)	Senior Secured Term Loan	9.00%	(L +8.00%)	6/19/19	6,913	6,820	6,758		4.9
Caddie Master Enterprises, Inc. (4)	Senior Secured Term Loan	10.00%	(L +9.00%)	12/31/20	10,500	9,845	9,845		7.2
	Common Stock Warrants (78.97 shares)					550	550		0.4
					10,500	10,395	10,395		7.6

C7 Data Centers, Inc. (4)	Senior Secured Term Loan	9.50%	(L +7.50%)	9/30/19	7,234	7,234	7,274		5.3
C7 Data Centers, Inc. (4)	Senior Secured Line of Credit	9.50%	(L +7.50%)	9/30/19	500	500	503		0.4
Community Investors, Inc. (4)(8)	Senior Secured Term Loan	11.86%	(L +7.25%)	9/30/19	8,500	8,420	8,420		6.1
	Common Stock (560 shares)					1	1		-

	Preferred Stock A (59,258 shares)					60	155		0.1
	Preferred Stock A-1 (27,737
	shares )					66	72		0.1
	Preferred Stock A-2 (16,888
	shares)					44	44		-
					8,500	8,591	8,692		6.3

Revspring Inc. (f/k/a Dantom Systems, Inc.)	Senior Secured Term Loan	5.50%	(L +4.25%)	8/3/17	4,454	4,434	4,454		3.2
Young Innovations, Inc.	Senior Secured Term Loan A	5.25%	(L +4.25%)	1/30/19	2,663	2,636	2,630		1.9
					46,734	46,512	46,652		33.9

Services: Consumer
smarTours, LLC (4)	Senior Secured Loan	9.25%	N/A	10/11/18	3,905	3,842	3,901		2.8
	Preferred Equity A (500,000 units)
						489	671		0.5
					3,905	4,331	4,572		3.3

Southern Technical Institute, LLC (4)	Subordinated Loan	10.75%	(L +9.75%)	12/2/20	5,000	4,975	4,975		3.6
					8,905	9,306	9,547		6.9
Telecommunications
Barcodes LLC	Senior Secured Term Loan	7.25%	(P +4.00%)	12/9/19	2,815	2,791	2,791		2.0
NHR Holdings, LLC	Senior Secured Term Loan A	5.50%	(L +4.25%)	11/30/18	2,072	2,052	1,978		1.4
NHR Holdings, LLC	Senior Secured Term Loan B	5.50%	(L +4.25%)	11/30/18	2,100	2,080	2,005		1.5
					6,987	6,923	6,774		4.9
Total Non-control/Non-affiliate Investments					256,779	258,004	254,666		185.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

Industry			Spread Above		Principal			Percent of
Name of Portfolio Company	Investment Type	Interest Rate (1)	Index (1)	Maturity	Amount	Cost	Fair Value	Net Assets

Affiliate Investments

Aerospace & Defense
Malabar International (4)	Subordinated Loan	12.5% cash / 2.5% PIK	N/A	5/21/17	7,264	7,328	7,376	5.4
	Preferred Stock (1,644 shares)					4,283	4,404	3.2
					7,264	11,611	11,780	8.6
Capital Equipment
TRS Services, LLC (4)	Initial Senior Term Loan	9.50%	(L +8.50%)	12/10/19	10,474	10,383	10,383	7.6
TRS Services, LLC (4)	Delayed Draw Senior Term Loan	9.50%	(L +8.50%)	12/10/19	499	495	495	0.4
	3,000,000 Class A Units in IGT Holdings, LLC					3,020	3,020	2.2
	3,000,000 Common Units in IGT
	Holdings, LLC					-	-	-
					10,973	13,898	13,898	10.2
Healthcare & Pharmaceuticals
Pfanstiehl Holdings, Inc (4)	Subordinated Loan	12.0% cash / 1.5% PIK	N/A	9/29/18	3,788	3,874	3,864	2.8
	Class A Common Equity (400 shares)					217	1,070	0.8
					3,788	4,091	4,934	3.6
Services: Business
Contract Datascan Holdings, Inc. (4)(9)	Senior Secured Term Loan B	10.75%	(L +9.75%)	12/17/18	9,265	9,192	9,129	6.6
	Preferred Equity A (2,463 shares)					2,351	2,468	1.8
	Preferred Equity B (382 shares)					483	446	0.3
	Common Equity (9,069 shares)					-	-	-
					9,265	12,026	12,043	8.7
NeoSystems Corp. (4)	Subordinated Loan	10.5% cash / 2.25% PIK	N/A	8/13/19	4,540	4,498	4,524	3.3
	Convertible Preferred Stock
	(521,962 shares)					1,029	1,292	0.9
					4,540	5,527	5,816	4.2
Sentry Centers Holdings, LLC (4)	Senior Secured Loan	14.00%	N/A	6/28/18	5,075	4,969	5,104	3.7
	Senior Secured Loan	14.00%	N/A	1/15/16	1,000	979	1,010	0.7
	Preferred Equity A (83 units)					-	520	0.4
					6,075	5,948	6,634	4.8
Tangible Software, Inc. (4)(11)	Senior Secured Loan	4%	N/A	6/17/16	2,639	2,468	2,463	1.8
	Common Equity (1,285,864 shares)					-	-	-
					2,639	2,468	2,463	1.8
					22,519	25,969	26,956	19.5
Total Affiliate Investments					44,544	55,569	57,568	41.9

Total Investments					301,323	313,573	312,234	227.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

		Principal					Percent of
Name of Portfolio Company	Investment Type	Amount	Cost		Fair Value		Net Assets

Money Market

WF Prime INVT MM #1752 (7)	Money Market	N/A	1,039	(3)	1,039	(3)	0.8
US Bank Money Market Deposit Account	Money Market	N/A	8,570	(3)	8,570	(3)	6.2
Total Money Market			9,609		9,609		7.0

Total Investments and Money Market (United States)		$301,323	$323,182		$321,843		234.1%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which is reset daily, quarterly or semi- annually. For each investment, we have provided the spread over LIBOR and current interest rate in effect at December 31, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Investments held by SBIC I LP. All other investments were held by OFS Capital WM and were pledged as collateral under the OFS Capital WM credit facility.
(5)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(6)	Non-accrual loan.
(7)	Money market accounts held by OFS Capital WM and pledged as collateral under the OFS Capital WM credit facility.
(8)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Community Investors, Inc., the all-in interest rate of 11.86% at December 31, 2014 included an interest rate of 3.61% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(9)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall.
(10)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Intrafusion Holding Corp., the all-in interest rate of 13.58% at December 31, 2014 included an interest rate of 3.08% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(11)	The original debt and equity investments, with a total cost basis of $8,992, were restructured on December 17, 2014, as a result of which SBIC I LP received a cash payment of $2,943, a new note with a fair value of $2,463 on the restructuring date and at December 31, 2014, and common stock in Tangible Software, Inc. valued at zero at the restructuring date and at December 31, 2014. In connection with this restructuring, SBIC I LP recognized a loss of $3,586. The post-restructured investments were classified as affiliate investments and the new debt investment was deemed an accrual loan as of December 31, 2014.

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

On September 28, 2010, OFS Capital, LLC became the 100% equity owner of OFS Capital WM, LLC (“OFS Capital WM”). On September 29, 2011, OFS Capital, LLC became the primary beneficiary in OFS SBIC I, LP (“SBIC I LP”), a variable interest entity (“VIE”) under the applicable provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810, “Consolidation”. On May 10, 2012, upon SBIC I LP’s receipt of a Small Business Investment Company (“SBIC”) license, OFS Capital, LLC became an approximately 68% limited partner in SBIC I LP. On December 4, 2013, the Company acquired the remaining limited partnership interests in SBIC I LP, as well as the remaining membership interests in OFS SBIC I GP, LLC (“SBIC I GP”), the general partner of SBIC I LP that holds 1% of the limited partnership interest in SBIC I LP (the “SBIC Acquisitions”). As a result of the acquisitions, SBIC I LP and SBIC I GP became wholly owned subsidiaries of the Company effective December 4, 2013.

On January 8, 2015, in order to comply with certain requirements necessary to maintain the Company’s RIC status, it formed FQSR II, LLC (“FQSR”), a Delaware limited liability company and wholly owned subsidiary of the Company, to hold an equity investment in a portfolio company. The equity investment was sold in May 2015. As of June 30, 2015, FQSR had nominal assets and liabilities. For income tax purposes, FQSR has elected to be taxed as a C corporation and is excluded from the Company’s RIC tax reporting group.

The Company’s investment strategy is to focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies in the United States. The Company has entered into an investment advisory and management agreement with OFS Capital Management, LLC (“OFS Capital Management” or the “Investment Advisor”), under which the Investment Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company (see Note 4 for more details).

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

Principles of consolidation: The Company’s June 30, 2015 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries OFS Capital WM, OFS Funding, LLC (subsequently dissolved in July 2015), SBIC I LP, SBIC I GP and FQSR. The Company consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. The Company also consolidates a VIE if it is the primary beneficiary in the VIE.

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

As of June 30, 2015 and December 31, 2014, unamortized net loan origination fees on debt investments amounted to $2,541 and $3,706, respectively. For the three and six months ended June 30, 2015, the Company recognized net loan origination fee income of $628 and $1,007, respectively. For the three and six months ended June 30, 2014, the Company recognized net loan origination fee income of $264 and $606, respectively. For the three and six months ended June 30, 2015, the Company recognized PIK interest income in the amount of $304 and $601, respectively. For the three and six months ended June 30, 2014, the Company recognized PIK interest income in the amount of $112 and $238, respectively. To maintain its status as a RIC, the Company includes non-cash interest income in the amounts that must be paid out to its shareholders in the form of distributions.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution supported by tax-basis earnings and profits. Dividend income on preferred equity is accrued as earned. Such dividends on preferred equity securities could be payable in cash or in additional preferred securities and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reflected as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared are reflected in the investment account. The Company stops accruing dividends on its preferred equity securities when it is determined that the dividend is not collectible. The Company assesses the collectability of the dividends based on factors including the fair value of the preferred equity security, the valuation of the portfolio company’s enterprise value, and proceeds expected to be received over the life of the investments. For the three and six months ended June 30, 2015, the Company recognized preferred dividend income of $430 and $758, respectively, of which $330 and $626, respectively, was contractually earned but not declared. For the three and six months ended June 30, 2014, the Company recognized preferred dividend income of $30 and $60, of which $0 was contractually earned but not declared.

Fee Income: The Company may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, and other contractual fees. Such revenue is recognized as the related services are rendered and amounted to $126 and $260, for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, the Company recognized fee income of $47 and $115.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of the Company’s management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has already been contractually added to the principal balance, is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. The Company had one non-accrual loan at June 30, 2015 and December 31, 2014, which was accounted for as a non-accrual cash method loan. The loan had an aggregate fair value of $468 and $801 at June 30, 2015 and December 31, 2014, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax on estimated excess taxable income as taxable income is earned. At June 30, 2015 and December 31, 2014, no U.S. federal excise tax was accrued.

FQSR has elected to be taxed as a C corporation and will be subject to U.S. federal income taxes on its taxable income. FQSR accounts for income taxes under the asset and liabilities method. For the three and six months ended June 30, 2015, all related accounting is immaterial.

The Company accounts for income taxes in conformity with Accounting Standards Codification 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at June 30, 2015 and December 31, 2014. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred common stock offering costs: The Company defers costs related to its public offerings, including costs incurred in connection with the filing of shelf registration statements which allow for a delayed public offering. These costs include professional fees, registration costs, printing, and other miscellaneous offering costs. Deferred common stock offering costs related to a specific equity raise are charged against the proceeds from that equity raise when received. Deferred offering costs related to a continuous offering are ratably charged to paid-in capital as securities are sold under the shelf registration statement. As of June 30, 2015 and December 31, 2014, the Company had incurred $301 and $297 of deferred common stock offering costs related to a universal shelf registration statement filed on November 19, 2014, which was declared effective on December 30, 2014 and replaced a previously filed shelf registration statement (filed on June 12, 2014 and declared effective on August 7, 2014). All of these deferred costs are included in prepaid expenses and other assets on the consolidated balance sheets as no equity was raised under the registration statement as of June 30, 2015.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Deferred financing closing costs: Deferred financing closing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized over the estimated average life of the borrowings. Write-offs of deferred financing closing costs occur when the borrowing capacity on the Company’s revolving line of credit is permanently reduced or the Company’s SBA debentures are repaid prior to maturity. As of June 30, 2015 and December 31, 2014, unamortized deferred financing closing costs recorded by the Company amounted to $3,611 and $4,972, respectively. For the three and six months ended June 30, 2015, the Company recorded amortization and write-off of deferred financing closing costs in the amount of $1,361 and $1,908, respectively. For the three and six months ended June 30, 2014, the Company recorded amortization and write-off of deferred financing closing costs in the amount of $152 and $302, respectively.

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

For the three and six months ended June 30, 2015, the Company did not record any impairment of goodwill.

Intangible asset: In connection with the SBIC Acquisitions, the Company recorded an intangible asset attributable to the SBIC license that SBIC I LP holds in the amount of $2,500. The Company is amortizing this intangible asset over its estimated useful life, which was determined to be approximately 13 years. The estimated amortization expense for the remaining six months of 2015 is $98. The Company expects annual amortization expense of its intangible asset to be $195 for each of the four years ended December 31, 2019 and $1,315 thereafter.

The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. For the three and six months ended June 30, 2015, the Company did not recognize any impairment charge for its intangible asset.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard, as recently amended, is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

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

In March 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements where an entity presents such costs in the balance sheet as a direct deduction from the related non-revolving debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and requires a retrospective approach to adoption and applicable disclosures for a change in an accounting principle. Early adoption is permitted. This standard will have a balance sheet and statement of operations reclassification impact and disclosure impact on the Company’s consolidated financial statements.

Note 3. OFS Capital WM Asset Sale and Related Transactions

On May 28, 2015, the Company and OFS Capital WM entered into a Loan Portfolio Purchase Agreement with Madison Capital Funding LLC (“Madison”), pursuant to which OFS Capital WM sold 20 senior secured debt investments with an aggregate outstanding principal balance of $67,807 to Madison (the “WM Asset Sale”) for cash proceeds of $67,309. Madison is an affiliated entity of MCF Capital Management, LLC (“MCF”), which was the loan manager for OFS Capital WM prior to the WM Asset Sale under a Loan and Security Agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, each of the Lenders from time to time party thereto, and Wells Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”).

In connection with the WM Asset Sale, OFS Capital WM recognized a realized gain of $2,696, and reversed previously recorded net unrealized appreciation associated with the sold assets in the total amount of $2,139. The realized gain pertained primarily to the net unrealized depreciation embedded in the sold assets prior to OFS Capital’s IPO.

On May 28, 2015, pursuant to the Loan and Security Agreement, the Company applied $52,414 from the sale proceeds of the WM Asset Sale to pay in full and retire OFS Capital WM’s secured revolving credit facility with Wells Fargo Bank, N.A. (“WM Credit Facility”). As a result of the termination of the WM Credit Facility, the Company wrote-off the remaining related unamortized deferred financing closing costs of $1,216 on the revolving line of credit.

The following unaudited pro forma presentation for the three and six months ended June 30, 2015 and 2014 assumes the WM Asset Sale and WM Credit Facility payoff took place on January 1, 2014. The unaudited pro forma presentation is not intended to represent or be indicative of the consolidated results of operations that the Company would have reported had the WM Asset Sale and WM Credit Facility payoff been completed on the date indicated and should not be taken as representative of the Company’s future consolidated results of operations or financial position. The pro forma adjustments reflected below primarily include a) the elimination of the actual realized and unrealized gains and losses recorded upon the May 2015 sale and the deferred financing closing costs write-off resulting from the actual WM Credit Facility payoff, b) the elimination of the previously recorded investment income and unrealized gains and losses on the sold investments during the periods presented, c) the elimination of related interest expense under the WM Credit Facility during the periods presented, and d) adjustments to base management fee and incentive fee expenses during the presented periods resulting from the pro forma fair value of investments and net investment income.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3. OFS Capital WM Asset Sale and Related Transactions (Continued)

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Historical	Pro Forma	Historical	Pro Forma
Total investment income	$8,082	$7,139	$15,703	$13,632
Total expenses	5,330	4,080	10,202	7,824
Net investment income	2,752	3,059	5,501	5,808
Net realized and unrealized gain on investments	4,650	1,954	5,133	2,437
Net increase in net assets resulting from operations	$7,402	$5,013	$10,634	$8,245
Net increase in net assets resulting from operations per common - basic and diluted	$0.77	$0.52	$1.10	$0.85

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Historical	Pro Forma	Historical	Pro Forma
Total investment income	$4,658	$3,458	$9,670	$7,172
Total expenses	2,559	1,459	6,171	3,721
Net investment income	2,099	1,999	3,499	3,451
Net realized and unrealized gain (loss) on investments	(1,542)	(619)	(891)	114
Net increase in net assets resulting from operations	$557	$1,380	$2,608	$3,565
Net increase in net assets resulting from operations per common - basic and diluted	$0.06	$0.14	$0.27	$0.37

The aggregate principal, amortized cost, and fair value of the senior secured debt investments included in the WM Asset Sale, which are included on the consolidated balance sheet as of December 31, 2014 was $69,773, $69,298, and $68,829, respectively.

On May 28, 2015, in connection with the WM Asset Sale, the Company entered into a Loan Administration Services Agreement with Madison pursuant to which Madison will provide loan servicing and other administrative services to OFS Capital WM with respect to certain of its remaining loan assets. In return for its loan administration services, Madison will receive a quarterly loan administration fee of 0.25% per annum based on the average daily principal balances of the loan assets for such quarter. For the three and six months ended June 30, 2015, the Company incurred loan administration fee expense of $5 to Madison.

Note 4. Related Party Transactions

Investment Advisory and Management Agreement: On November 7, 2012, OFS Capital entered into an Investment Advisory and Management Agreement (“Advisory Agreement”) with OFS Capital Management, the Company’s Investment Advisor, under which the Investment Advisor manages the day-to-day operations of, and provides investment advisory services to, OFS Capital. Under the terms of the Advisory Agreement and subject to the overall supervision of the Company’s Board, the Investment Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments and monitoring investments and portfolio companies on an ongoing basis. The Investment Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.

The Investment Advisor’s services under the Advisory Agreement are not exclusive to the Company and the Investment Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. The Investment Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. From the completion of the Company’s IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. Beginning on November 1, 2013 and through March 31, 2014, pursuant to the Advisory Agreement, the base management fee was calculated at an annual rate of 1.75% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. The Investment Advisor has excluded the value of the intangible asset and goodwill resulting from the SBIC Acquisitions from the base management fee calculation.

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

The base management fee is payable quarterly in arrears. For the three and six months ended June 30, 2015, the base management fee expense was $1,276 and $2,693, respectively. For the three and six months ended June 30, 2014, the base management fee expense was $341 and $1,380, respectively.

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend, and zero coupon securities), accrued income that the Company has not yet received in cash.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4. Related Party Transactions (Continued)

The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. The Investment Advisor has excluded from the Capital Gain Fee calculation any realized gain with respect to (1) the step acquisitions resulting from the SBIC Acquisitions, and (2) the WM Asset Sale.

The Company incurred incentive fee expense of $231 and $606 for the three and six months ended June 30, 2015, respectively. The Company did not incur any incentive fee expense during the three and six months ended June 30, 2014.

Administration Agreement: On November 7, 2012, OFS Capital entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Capital Services” or the “Administrator”), a wholly-owned subsidiary of OFSAM. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. For the three and six months ended June 30, 2015, the Company incurred an administration fee expense of $326 and $867, respectively. For the three and six months ended June 30, 2014, the Company incurred an administration fee expense of $285 and $760 respectively.

Note 5. Investments

At June 30, 2015, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt investments	$173,727	$171,511	$168,054
Subordinated debt investments	62,630	62,516	62,970
Equity investments	N/A	19,582	24,942
Total	$236,357	$253,609	$255,966

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5. Investments (Continued)

At June 30, 2015, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Services: Business	$73,675	29.1%	$75,386	29.5%
Capital Equipment	33,506	13.2	33,481	13.0
Healthcare & Pharmaceuticals	31,485	12.4	30,503	11.9
Banking, Finance, Insurance & Real Estate	24,796	9.8	24,882	9.7
Media: Advertising, Printing & Publishing	14,897	5.8	14,574	5.7
Aerospace & Defense	14,292	5.6	15,395	6.0
Metals & Mining	13,883	5.5	14,265	5.6
Construction & Building	11,099	4.4	11,405	4.5
Consumer goods: Non-durable	9,680	3.8	9,569	3.7
Services: Consumer	8,353	3.3	8,674	3.4
Chemicals, Plastics & Rubber	8,034	3.2	7,926	3.1
Telecommunications	4,041	1.6	4,002	1.6
Media: Diversified & Production	3,520	1.4	3,602	1.4
High Tech Industries	2,348	0.9	2,302	0.9
	$253,609	100.0%	$255,966	100.0%

At December 31, 2014, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt investments	$248,971	$245,851	$241,749
Subordinated debt investments	52,352	52,337	52,453
Equity investments	N/A	15,385	18,032
Total	$301,323	$313,573	$312,234

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5. Investments (Continued)

At December 31, 2014, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Services: Business	$72,481	23.1%	$73,608	23.6%
Healthcare & Pharmaceuticals	45,751	14.6	44,075	14.1
Capital Equipment	36,203	11.6	36,170	11.6
Banking, Finance, Insurance & Real Estate	27,146	8.7	26,994	8.7
Media: Advertising, Printing & Publishing	20,159	6.4	19,912	6.4
Aerospace & Defense	18,008	5.7	18,111	5.8
Chemicals, Plastics & Rubber	17,469	5.6	17,187	5.5
Metals & Mining	13,860	4.4	13,860	4.4
Construction & Building	12,478	4.0	12,482	4.0
Services: Consumer	9,306	3.0	9,547	3.1
High Tech Industries	7,579	2.4	7,569	2.4
Environmental Industries	7,545	2.4	7,316	2.3
Telecommunications	6,923	2.2	6,774	2.2
Containers, Packaging & Glass	3,990	1.3	3,962	1.3
Media: Broadcasting & Subscription	3,542	1.1	3,590	1.1
Retail	3,559	1.1	3,555	1.1
Media: Diversified & Production	3,482	1.1	3,482	1.1
Energy: Oil & Gas	2,778	0.9	2,810	0.9
Consumer goods: Non-durable	1,314	0.4	1,230	0.4
	$313,573	100.0%	$312,234	100.0%

Note 6. Fair Value of Financial Instruments

Investments for which sufficient market quotations are readily available are valued at such market quotations. The Company may also obtain indicative prices with respect to certain of its investments from pricing services or brokers or dealers in order to value such investments. There is not a readily available market value for many of the Company’s investments; those debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board. The Company values such investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. The Company’s valuation of each of its assets for which sufficient market quotations are not readily available is reviewed by one or more independent third-party valuation firms at least once every 12 months.

The Board is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Fair Value of Financial Instruments (Continued)

With respect to investments for which sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, the Board undertakes, on a quarterly basis, unless otherwise noted, a multi-step valuation process, as described below:

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

Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. If the Level 2 asset or liability has a specified term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) inputs other than quoted prices that are observable for the asset or liability, and (iv) inputs that are derived principally from or corroborated by observable market data.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the six months ended June 30, 2015 and 2014. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

Investments for which prices are not observable by the Company are generally private investments in the debt and equity securities of operating companies. The primary analytical method used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including the latest arm’s length or market transactions involving the subject security, a benchmark credit spread or other indication of market yields, assumed growth rate (in cash flows), company performance, and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date. Application of these valuation methodologies involves a significant degree of judgment by management. Fair values of new investments or investments where an arm’s length transaction occurred in the same security are generally assumed to be equal to their cost for up to three months after their initial purchase.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Fair Value of Financial Instruments (Continued)

To assess the reasonableness of the discounted cash flow approach, with respect to the fair value of equity securities, including warrants in portfolio companies, the Company may also consider the values as determined using the market approach—that is, through analyzing and applying to the underlying portfolio companies, market valuation multiples of publicly-traded firms engaged in businesses similar to those of the portfolio companies. The market approach to determining the fair value of a portfolio company’s equity security (or securities) will typically involve: (1) applying to the portfolio company’s trailing twelve months (or current year projected) EBITDA a low to high range of enterprise value to EBITDA multiples that are derived from an analysis of publicly-traded comparable companies or the portfolio company’s entry multiple in order to arrive at a range of enterprise values for the portfolio company; (2) subtracting from the range of calculated enterprise values the outstanding balances of any debt or equity securities that would be senior in right of payment to the equity securities held by the Company; and (3) multiplying the range of equity values derived therefrom by the Company’s ownership share of such equity tranche in order to arrive at a range of fair values for the Company’s equity security (or securities). Application of these valuation methodologies involves a significant degree of judgment by management.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of June 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be all-inclusive but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at			Range
	June 30, 2015	Valuation techniques	Unobservable inputs	(Weighted average)

Debt investments:
Senior secured	$168,054	Discounted cash flow	Discount rates	6.69% - 25.00% (11.46%)
			EBITDA multiples	4.21x - 11.00x (7.17x)
Subordinated	62,970	Discounted cash flow	Discount rates	8.69% - 17.48% (13.55%)
			EBITDA multiples	3.84x - 11.00x (6.60x)

Equity investments	24,942	Discounted cash flow	Discount rates	11.25% - 30.00%
			EBITDA multiples	3.98x - 11.00x
		Market approach	EBITDA multiples	5.63x - 10.34x

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Fair Value of Financial Instruments (Continued)

	Fair Value at
	December 31,			Range
	2014	Valuation techniques	Unobservable inputs	(Weighted average)

Debt investments:
Senior secured	$241,749	Discounted cash flow	Discount rates	5.75% - 25.00% (9.46%)
			EBITDA multiples	4.30x - 10.87x (7.24x)
Subordinated	52,453	Discounted cash flow	Discount rates	12.78% - 15.00% (14.21%)
			EBITDA multiples	3.98x - 5.55x (5.43x)

Equity investments	18,032	Discounted cash flow	Discount rates	12.25% - 35.00%
			EBITDA multiples	3.98x - 9.48x
		Market approach	EBITDA multiples	3.56x - 14.74x

Changes in credit quality (which could impact the discount rate), as well as changes in EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA multiples, and in inverse relation to changes in the discount rate.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2015 and as of December 31, 2014.

	June 30, 2015
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Senior secured debt investments	$-	$-	$168,054	$168,054
Subordinated debt investments	-	-	62,970	62,970
Equity investments	-	-	24,942	24,942
Money market funds *	34,838	-	-	34,838

Total	$34,838	$-	$255,966	$290,804

* included in cash and cash equivalents on the consolidated balance sheet.

	June 30, 2015
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Non-control/non-affiliate investments	$-	$-	$187,195	$187,195
Affiliate investments	-	-	68,771	68,771
Money market funds *	34,838	-	-	34,838

Total	$34,838	$-	$255,966	$290,804

* included in cash and cash equivalents on the consolidated balance sheet.

As of June 30, 2015, the Company had loans to 38 portfolio companies, of which 73% were senior secured loans and 27% were subordinated loans, at fair value, as well as equity investments in 16 of these portfolio companies. The Company also held equity investments in one additional portfolio company in which it solely held an equity interest at June 30, 2015.

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

The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30, 2015
	Senior	Subordinated
	Secured Debt	Debt	Equity
	Investments	Investments	Investments	Total

Level 3 assets, beginning of period	$241,749	$52,453	$18,032	$312,234

Net realized gain on non-control/non-affiliate investments	2,878	-	-	2,878
Net realized gain on affiliate investments	-	-	1,471	1,471
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(2,241)	265	918	(1,058)
Net change in unrealized appreciation/depreciation on affiliate investments	(22)	71	1,793	1,842
Purchase of portfolio investments	34,246	9,900	5,700	49,846
Capitalized PIK interest, dividends and fees	264	396	628	1,288
Proceeds from principal payments on portfolio investments	(31,074)	(163)	-	(31,237)
Sale of portfolio investments	(78,344)	-	(3,505)	(81,849)
Cash distribution received from equity investments	-	-	(51)	(51)
Amortization of discounts and premium	598	4	-	602
Conversion from equity to debt	-	44	(44)	-

Level 3 assets, end of period	$168,054	$62,970	$24,942	$255,966

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Fair Value of Financial Instruments (Continued)

	For the Six Months Ended June 30, 2014
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, beginning of period	$221,546	$9,008	$7,365	$237,919

Net realized gain on affiliate investments	28	-	-	28
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(738)	-	417	(321)
Net change in unrealized appreciation/depreciation on affiliate investments	213	(27)	441	627
Net change in unrealized depreciation on control investment	(1,225)	-	-	(1,225)
Purchase of portfolio investments	25,636	-	-	25,636
Capitalized PIK interest	117	138	-	255
Reversal of PIK interest on non-acrual loans	(32)	-	-	(32)
Proceeds from principal payments on portfolio investments	(29,663)	-	-	(29,663)
Sale of portfolio investments	(3,000)	-	-	(3,000)
Cash distribution received from equity investments	-	-	(11)	(11)
Amortization of discounts and premium	542	(32)	-	510

Level 3 assets, end of period	$213,424	$9,087	$8,212	$230,723

The net change in unrealized depreciation for the six months ended June 30, 2015 and 2014, reported within the net change in unrealized appreciation/depreciation on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at June 30, 2015 and 2014, was $3,816 and $(846), respectively.

The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Certain financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

As of June 30, 2015 and December 31, 2014, the carrying value of the Company’s financial instruments, including its debt obligations under its SBA debentures payable, as well as the revolving line of credit (which was terminated on May 28, 2015; see Note 3), approximated their estimated fair value.

Note 7. Commitments and Contingencies

At June 30, 2015, the Company had $8,086 of total unfunded commitments for six portfolio companies, consisting of $7,722 ($2,500 was subsequently terminated on July 1, 2015) of unfunded debt commitments and $364 of unfunded equity commitments. At December 31, 2014, the Company had $7,836 of total unfunded commitments for six portfolio companies, consisting of $7,472 of unfunded debt commitments and $364 of unfunded equity commitments. The Company maintains sufficient cash on hand to fund such unfunded commitments.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8. Revolving Line of Credit

Prior to the termination of the WM Credit Facility on May 28, 2015 (see Note 3), OFS Capital WM had a $75,000 secured revolving credit facility, as amended from time to time, with Wells Fargo. The WM Credit Facility was secured by all eligible loans acquired by OFS Capital WM, and had a maturity date of December 31, 2018 and a reinvestment period through December 31, 2015. The interest rate on outstanding borrowings was the London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum. The minimum equity requirement was set at $35,000.

The investments held by OFS Capital WM, prior to the termination of the WM Credit Facility, were serviced by MCF, as the loan manager, pursuant to the Loan and Security Agreement. Under the WM Credit Facility, the loan manager charged both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, plus an accrued fee that was deferred until the earlier of the end of the investment period of the portfolio investments or termination of the Loan and Security Agreement. For the three and six months ended June 30, 2015, the Company incurred management fee expense of $150 and $288, respectively, to the loan manager. For the three and six months ended June 30, 2014, the Company incurred management fee expense of $193 and $418, respectively, to the loan manager.

The interest rate on the outstanding borrowings at December 31, 2014 was 2.76%. The unused commitment fee on the WM Credit Facility was (1) 0.5% per annum of the first $25,000 of the unused facility and (2) 2% per annum of the balance in excess of $25,000 and was included in interest expense on the consolidated statement of operations. For the three and six months ended June 30, 2015, interest expense on the revolving line of credit totaled $265 and $787, respectively. For the three and six months ended June 30, 2014, interest expense on the revolving line of credit totaled $763 and $1,552, respectively.

Deferred financing closing costs, net of accumulated amortization, on the WM Credit Facility as of December 31, 2014 were $1,803. For the three and six months ended June 30, 2015, amortization and write-off of deferred financing closing costs on the revolving line of credit totaled $1,361 and $1,908, respectively. For the three and six months ended June 30, 2014, amortization and write-off of deferred financing closing costs on the revolving line of credit totaled $152 and $302, respectively. Write-offs of deferred financing closing costs occurred when the credit facility’s commitment was permanently reduced. As a result of the termination of the WM Credit Facility, on May 28, 2015, the Company wrote off the remaining unamortized deferred financing closing costs of $1,216 (see Note 3). On March 12, 2015, OFS Capital WM elected to permanently reduce the maximum facility on the WM Credit Facility from $100,000 to $75,000, resulting in a write-off of deferred financing closing costs of $430 (no financing costs were incurred in connection with this facility reduction).

Note 9. SBA Debentures Payable

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of June 30, 2015, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA. As of December 31, 2014, SBIC I LP had leverage commitments of $149,880 from the SBA, and $127,295 of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $22,585.

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

On a stand-alone basis, SBIC I LP held $247,963 and $215,728 in assets at June 30, 2015 and December 31, 2014, respectively, which accounted for approximately 83% and 63% of the Company’s total consolidated assets at June 30, 2015 and December 31, 2014, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. SBA Debentures Payable (Continued)

The following table shows the Company’s outstanding SBA debentures payable as of June 30, 2015 and December 31, 2014:

		Fixed		June 30,	December 31,
Pooling Date (1)	Maturity Date	Interest Rate		2015	2014

September 19, 2012	September 1, 2022	3.049%		$14,000	$14,000
September 25, 2013	September 1, 2023	4.448		7,000	7,000
March 26, 2014	March 1, 2024	3.995		5,000	5,000
September 24, 2014	September 1, 2024	3.819		4,110	4,110
September 24, 2014	September 1, 2024	3.370		31,265	31,265
March 25, 2015	March 1, 2025	2.872		65,920	65,920
September 23, 2015	September 1, 2025		(2)	22,585	-

Total SBA debentures outstanding				$149,880	$127,295

(1)	The SBA has scheduled pooling dates in March and September of each year. SBA debentures issued between pooling dates use an interim rate and will be fixed at the next pooling date.
(2)	During the six months ended June 30, 2015, the Company issued a total of $22,585 in SBA debentures which pool in September 2015, at which time the Company expects the current short-term interest rate weighted average of 1.03% will reset to a higher long-term fixed rate.

The Company received exemptive relief from the Securities and Exchange Commission (“SEC”) effective November 26, 2013. The exemptive relief allows OFS Capital to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.

The weighted average fixed interest rate on the SBA debentures as of June 30, 2015 and December 31, 2014 was 3.18% and 3.50%, respectively. For the three and six months ended June 30, 2015, interest expense on the SBA debentures was $1,058 and $1,766, respectively. For the three and six months ended June 30, 2014, interest expense on the SBA debentures was $234 and $436, respectively.

Deferred financing closing costs, net of accumulated amortization, on SBA-guaranteed debentures as of June 30, 2015 and December 31, 2014 were $3,611 and $3,169, respectively. For the three and six months ended June 30, 2015, amortization of deferred financing closing costs on SBA-guaranteed debentures totaled $92 and $105, respectively. Amortization of deferred financing closing costs on SBA-guaranteed debentures was $0 for the three and six months ended June 30, 2014.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Three Months June 30,				Six Months June 30,
	2015		2014		2015		2014

Per share data:
Net asset value at beginning of period	$14.24		$14.45		$14.24		$14.58
Distributions (7)
Dividends from ordinary income	(0.26	)(7)	(0.22	)(7)	(0.53	)(7)	(0.37	)(7)
Dividends from capital gains	-		-		-		-
Return of capital	(0.08)		(0.12)		(0.15)		(0.31)
Net investment income	0.28		0.21		0.57		0.36
Net realized gain on non-control/non-affiliate investments	0.29		-		0.30		-
Net realized gain on affiliate investments	0.15		-		0.15		-
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(0.07)		(0.12)		(0.11)		(0.03)
Net change in unrealized appreciation/depreciation on affiliate investments	0.11		0.02		0.19		0.07
Net change in unrealized depreciation on control investment	-		(0.05)		-		(0.13)
Net asset value at end of period	$14.66		$14.17		$14.66		$14.17

Per share market value, end of period	$12.00		$13.00		$12.00		$13.00
Total return based on market value	0.7	%(1)	6.6	%(1)	7.6	%(1)	6.6	%(1)
Shares outstanding at end of period	9,675,774		9,635,920		9,675,774		9,635,920
Ratios to average net assets:
Expense without incentive fees	14.6	%(2)	7.4	%(2)	13.9	%(2)	9.0	%(2)
Incentive fees	0.7	%(2)	-	(2)	0.9	%(2)	-	(2)
Total expenses	15.3	%(2)	7.4	%(2)	14.8	%(2)	9.0	%(2)
Net investment income without incentive fees	8.6	%(2)	6.1	%(2)	8.9	%(2)	5.1	%(2)
Average net asset value	$139,705	(3)	$137,853	(4)	$138,960	(5)	$138,694	(6)

(1)	Calculation is ending market value less beginning market value, adjusting for dividends and distributions.
(2)	Annualized.
(3)	Based on average net asset values at March 31, 2015 and June 30, 2015.
(4)	Based on average net asset values at March 31, 2014 and June 30, 2014.
(5)	Based on average net asset values at December 31, 2014, March 31, 2015 and June 30, 2015.
(6)	Based on average net asset values at December 31, 2013, March 31, 2014 and June 30, 2014
(7)	The components of the distributions are estimated and presented on an income tax basis.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Dividends and Distributions (Continued)

The following table summarizes distributions declared and paid for the six months ended June 30, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share (1)	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six Months Ended June 30, 2014
January 21, 2014	January 31, 2014	February 14, 2014	$0.34	$3,240	2,656	$34
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,230	3,467	45
			$0.68	$6,470	6,123	$79
Six Months Ended June 30, 2015
March 4, 2015	March 17, 2015	March 31, 2015	$0.34	$3,133	12,106	$148
May 4, 2015	June 16, 2015	June 30, 2015	0.34	3,132	12,834	154
			$0.68	$6,265	24,940	$302

(1)	The determination of the tax attributes of our distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of June 30, 2015, March 31, 2015, June 30, 2014, and March 31, 2014, the Company estimated that approximately $0.15, $0.07, $0.31 and $0.19, respectively would have represented a return of capital.

For the six months ended June 30, 2015, $302 of the total $6,567 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 24,940 shares at an average value of $12.12 per share at the date of issuance. For the six months ended June 30, 2014, $79 of the total $6,549 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 6,123 shares at a value of $12.93 per share at the date of issuance.

Since the Company’s IPO, dividends and distributions to shareholders total $31,112, or $3.23 per share on a cumulative basis.

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions will be made annually as of the end of its fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s shareholders. For the six months ended June 30, 2015, approximately $0.53 per share and $0.15 per share of the Company’s distributions represented ordinary income and a return of capital to its shareholders, respectively.

Note 12. Earnings per Share

The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net increase in net assets resulting from operations	$7,402	$557	$10,634	$2,608
Basic and diluted weighted average shares outstanding	9,663,081	9,632,491	9,657,058	9,631,826
Net increase in net assets resulting from operations per common share - basic and diluted	$0.77	$0.06	$1.10	$0.27

Note 13. Subsequent Events

On August 6, 2015, the Company’s Board declared a distribution of $0.34 per share for the third quarter of 2015, payable on September 30, 2015 to shareholders of record as of September 16, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a business development company, or BDC or a small business investment company, or SBIC, or maintaining our status as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Capital Management, LLC, or OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of Orchard First Source Asset Management, LLC, or OFSAM, which is the holding company of OFS Advisor and OFS Services and owns approximately 30% of our outstanding shares of common stock;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of debentures guaranteed by the Small Business Administration, or SBA, that may be issued by an SBIC;

•	our ability to comply with SBA and BDC regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the ability of OFS SBIC I LP, or SBIC I LP, and any future portfolio company to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

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

As of June 30, 2015, our investment portfolio consisted of outstanding loans of approximately $236.4 million in aggregate principal amount in 38 portfolio companies, of which $199.5 million in aggregate principal amount was held by SBIC I LP, our wholly-owned SBIC subsidiary, in 26 portfolio companies. In addition, as of June 30, 2015, SBIC I LP held equity investments of approximately $24.9 million, at fair value. As of June 30, 2015, 66% of our investment portfolio was comprised of senior secured loans, 25% of subordinated loans and 9% of equity investments, at fair value.

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

Our investment activities are managed by OFS Advisor, and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement between us and OFS Advisor, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), adjusted for any share issuances or repurchases during the quarter, as well as an incentive fee based on our investment performance. We have excluded the value of the intangible asset and goodwill resulting from the SBIC Acquisitions from the base management fee calculation. We have also entered into an Administration Agreement with OFS Services, our Administrator. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to policies reviewed and approved by our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement.

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

On January 8, 2015, in order to comply with certain requirements necessary to maintain the RIC status, we formed FQSR, a Delaware limited liability company and wholly owned subsidiary of OFS Capital, to hold an equity investment in a portfolio company. The equity investment was sold in May 2015. As of June 30, 2015, FQSR had nominal assets and liabilities. FQSR has elected to be taxed as a C corporation and is excluded from our RIC tax reporting group. For income tax purposes, “we”, “OFS Capital”, or the “Company” only refers to the RIC tax reporting group throughout this document.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 820. At June 30, 2015, approximately 85% of our total assets represented investments in portfolio companies that are valued at fair value by our board of directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Our debt and equity securities are primarily comprised of investments in middle market companies whose securities are not publicly traded. Our investments in these portfolio companies are generally considered Level 3 assets under ASC Topic 820 because the inputs used to value the investments are generally unobservable. As such, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

As of June 30, 2015 and December 31, 2014, unamortized discounts and origination fees on debt investments amounted to $2.5 million and $3.7 million, respectively. For the three and six months ended June 30, 2015, we recognized net loan origination fee income of $0.6 million and $1.0 million, respectively. For the three and six months ended June 30, 2014, we recognized net loan origination fee income of $0.3 million and $0.6, respectively. For the three and six months ended June 30, 2015, we recognized PIK interest income in the amount of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2014, we recognized PIK interest income in the amount of $0.1 million and $0.2 million, respectively. To maintain its status as a RIC, we include non-cash interest income in the amounts that must be paid out to our shareholders in the form of distributions.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution supported by tax-basis earnings and profits. Dividend income on preferred equity is accrued as earned. Such dividends on preferred equity securities could be payable in cash or in additional preferred securities and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reflected as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared are reflected in the investment account. We stop accruing dividends on our preferred equity securities when it is determined that the dividend is not collectible. We assess the collectability of the dividends based on factors including the fair value of the preferred equity security, the valuation of the portfolio company’s enterprise value, and proceeds expected to be received over the life of the investments. During the three and six months ended June 30, 2015, we recognized preferred dividend income of $0.4 million and $0.8 million, respectively, of which $0.3 million and $0.6 million, respectively, was contractually earned but not declared. During the three and six months ended June 30, 2014, we recognized preferred dividend income of $30 thousand and $60 thousand, respectively, none of which was contractually earned but not declared. We did not recognize any common stock dividend income for the three and six months ended June 30, 2015 and 2014.

Fee Income: We may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, and other contractual fees. Such revenue is recognized as the related services are rendered and amounted to $0.1 million and $0.3 million, for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, such revenue amounted to $47 thousand and $0.1 million, respectively.

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

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has already been contractually added to the principal balance, is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. We had one non-accrual loan at June 30, 2015 and December 31, 2014, which was accounted for as a non-accrual cash method loan. The loan had an aggregate fair value of $0.5 million and $0.8 million at June 30, 2015 and December 31, 2014, respectively.

Principles of consolidation.

Our June 30, 2015 consolidated unaudited financial statements include the accounts of the OFS Capital and its wholly owned subsidiaries, OFS Capital WM, OFS Funding, LLC (subsequently dissolved in July 2015), SBIC I LP, SBIC I GP, and FQSR. We consolidate an affiliated subsidiary if we own more than 50 percent of the subsidiary’s equity and hold the controlling financial interest in such subsidiary. We also consolidate a variable interest entity (“VIE”) if we are the primary beneficiary in the VIE.

OFS Capital WM Asset Sale and Related Transactions

On May 28, 2015, we entered into a Loan Portfolio Purchase Agreement with Madison Capital Funding LLC (“Madison”), pursuant to which we sold 20 senior secured debt investments held by OFS Capital WM with an aggregate outstanding principal balance of $67.8 million to Madison (the “WM Asset Sale”) for cash proceeds of $67.3 million. Madison is an affiliated entity of MCF Capital Management, LLC (“MCF”), which was the loan manager for OFS Capital WM prior to the WM Asset Sale under a Loan and Security Agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, each of the Lenders from time to time party thereto, and Wells Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”).

In connection with the WM Asset Sale, we recognized a realized gain of $2.7 million and reversed previously recorded net unrealized appreciation associated with the sold assets in the total amount of $2.1 million. The realized gain pertained primarily to the net unrealized depreciation embedded in the sold assets prior to our IPO.

On May 28, 2015, pursuant to the Loan and Security Agreement, we applied $52.4 million from the sale proceeds of the WM Asset Sale to pay in full and retire OFS Capital WM’s secured revolving credit facility with Wells Fargo Bank, N.A. (“WM Credit Facility”). As a result of the termination of the WM Credit Facility, we wrote-off the remaining related unamortized deferred financing closing costs of $1.2 million on the revolving line of credit.

On May 28, 2015, in connection with the WM Asset Sale, we entered into a Loan Administration Services Agreement with Madison pursuant to which Madison will provide loan servicing and other administrative services to OFS Capital WM with respect to certain of its remaining loan assets. In return for its loan administration services, Madison will receive a quarterly loan administration fee of 0.25% per annum based on the average daily principal balances of the loan assets for such quarter. For the three and six months ended June 30, 2015, we incurred loan administration fee expense of $5 thousand to Madison.

Portfolio Composition and Investment Activity

Portfolio Composition

The total fair value of our investments was approximately $256.0 million at June 30, 2015 and approximately $312.2 million at December 31, 2014. Our investment portfolio as of June 30, 2015 consisted of outstanding loans to 38 portfolio companies, totaling approximately $236.4 million in aggregate principal amount (including SBIC I LP’s $199.5 million in loans to 26 portfolio companies), of which 73% were senior secured loans and 27% were subordinated loans, as well as $24.9 million in equity investments, at fair value. At June 30, 2015, our equity investments consisted of $24.9 million held by SBIC I LP in 15 portfolio companies in which it also held a debt investment and one portfolio company in which it solely held an equity investment. Our investment portfolio encompassed a broad range of geographical regions within the United States and industries. As of June 30, 2015, we had $8.1 million of unfunded commitments to six portfolio companies, consisting of $7.7 million of unfunded debt commitments ($2.5 million was subsequently terminated on July 1, 2015) and $0.4 million of unfunded equity commitments, all of which were commitments of SBIC I LP.

The following table summarizes the composition of our investment portfolio as of June 30, 2015.

	Commitment	Outstanding Principal	Fair Value
	(Dollar amounts in thousands)
Senior secured term loan	$177,227	$173,727	$168,087
Subordinated term loan	65,758	62,630	62,970
Senior secured revolver	1,094	-	(33)
Equity investments	25,306	N/A	24,942
	$269,385	$236,357	$255,966
Total # of Obligors	38	38	38

The following table provides a regional breakdown of our debt investment portfolio commitments as of June 30, 2015.

	Commitment	Percent
	(Dollar amounts in thousands)
South	$106,373	43.6%
Northeast	71,631	29.3
West	51,516	21.1
Midwest	14,559	6.0
Total	$244,079	100.0%

The following table summarizes the composition of our investment portfolio as of December 31, 2014.

	Commitment	Outstanding Principal	Fair Value
	(Dollar amounts in thousands)
Senior secured term loan	$252,471	$248,971	$241,773
Subordinated term loan	55,230	52,352	52,453
Senior secured revolver	1,094	-	(24)
Equity investments	18,396	N/A	18,032
	$327,191	$301,323	$312,234
Total # of Obligors	61	61	61

The following table provides a regional breakdown of our debt investment portfolio commitments as of December 31, 2014.

	Commitment	Percent
	(Dollar amounts in thousands)
Northeast	$107,769	34.9%
South	98,814	32.0
West	63,921	20.7
Midwest	38,291	12.4
Total	$308,795	100.0%

As of June 30, 2015, our debt and equity investment portfolio’s three largest industries were: Services: Business, Healthcare & Pharmaceuticals, and Capital Equipment, totaling approximately 56.2% of the investment portfolio. The following table summarizes our investment portfolio commitments by industry as of June 30, 2015.

	As of June 30, 2015
Industry	Commitment	Percent
	(Dollar amounts in thousands)
Services: Business	$79,398	29.5%
Healthcare & Pharmaceuticals	36,561	13.6
Capital Equipment	35,575	13.1
Banking, Finance, Insurance & Real Estate	24,850	9.2
Aerospace & Defense	15,303	5.7
Media: Advertising, Printing & Publishing	15,195	5.6
Metals & Mining	14,219	5.3
Construction & Building	11,182	4.2
Consumer goods: Non-durable	9,640	3.6
Services: Consumer	8,676	3.2
Chemicals, Plastics & Rubber	8,082	3.0
Media: Diversified & Production	4,280	1.6
Telecommunications	4,076	1.5
High Tech Industries	2,348	0.9
	$269,385	100.0%

The following table summarizes our debt investment portfolio by size of exposure.

	As of June 30, 2015
Debt Investment Size (in millions)	Commitment	Percent	Number
	(Dollar amounts in thousands)
$0 - $3	$17,695	7.20%	8
$3 - $4	14,018	5.80	4
$4 - $5	35,721	14.60	8
$5 - $10	88,002	36.10	11
>$10	88,643	36.30	7
	$244,079	100.0%	38

As of December 31, 2014, our debt and equity investment portfolio’s three largest industries were: Services: Business, Healthcare & Pharmaceuticals, and Capital Equipment, totaling approximately 50.7% of the investment portfolio. The following table summarizes our investment portfolio commitments by industry as of December 31, 2014.

	As of December 31, 2014
Industry	Commitment	Percent
	(Dollar amounts in thousands)
Services: Business	$77,895	23.9%
Healthcare & Pharmaceuticals	49,862	15.2
Capital Equipment	38,021	11.6
Banking, Finance, Insurance & Real Estate	27,216	8.3
Media: Advertising, Printing & Publishing	20,513	6.3
Aerospace & Defense	18,100	5.5
Chemicals, Plastics & Rubber	17,580	5.4
Metals & Mining	14,097	4.3
Construction & Building	12,574	3.9
Services: Consumer	9,576	2.9
High Tech Industries	7,630	2.3
Environmental Industries	7,577	2.3
Telecommunications	6,987	2.1
Media: Diversified & Production	4,244	1.3
Containers, Packaging & Glass	4,009	1.2
Media: Broadcasting & Subscription	3,592	1.1
Retail	3,589	1.1
Energy: Oil & Gas	2,810	0.9
Consumer goods: Non-durable	1,319	0.4
	$327,191	100.0%

The following table summarizes our debt investment portfolio by size of exposure.

	As of December 31, 2014
Debt Investment Size (in millions)	Commitment	Percent	Number
	(Dollar amounts in thousands)
$0 - $3	$35,555	11.5%	15
$3 - $4	52,486	17.0	15
$4 - $5	67,292	21.8	15
$5 - $10	77,240	25.0	10
>$10	76,222	24.7	6
	$308,795	100.0%	61

The following table provides a breakdown of our debt investment portfolio by yield and investment category as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015		As of December 31, 2014
	Senior		Senior
	Secured	Subordinated	Secured	Subordinated
Yield to Fair Value	Debt	Debt	Debt	Debt
Less than 6%	-%	-%	11.3%	-%
6% - 7%	14.1	-	37.8	-
8% - 10%	48.8	8.0	26.3	-
Greater than 10%	37.1	92.0	24.6	100.0
Total	100.0%	100.0%	100.0%	100.0%

Investment Activity

For the six months ended June 30, 2015, we closed new debt investments with six portfolio companies with an aggregate principal balance of $37.7 million, of which $4.0 million was settled in July 2015, and made follow-on debt investments of approximately $6.8 million in two existing portfolio companies, including an additional funding of $0.3 million under a delayed draw senior term loan facility. In addition, for the six months ended June 30, 2015, we purchased equity interests of $5.7 million in two new portfolio companies. For the six months ended June 30, 2015, we received approximately $31.2 million in proceeds from principal payments on debt investments, and approximately $89.1 million in proceeds from investments we sold, of which approximately $7.2 million pertained to a debt investment we sold in December 2014, $67.3 million resulted from the WM Asset Sale, and $3.5 million related to the sale of our equity interests in two portfolio companies which we realized a capital gain of approximately $1.5 million.

For the three months ended June 30, 2015, we closed new debt investments with four portfolio companies with an aggregate principal balance of $21.7 million, of which $4.0 million was settled in July 2015. In addition, for the three months ended June 30, 2015, we purchased an equity interest of $3.7 million in a new portfolio company. For the three months ended June 30, 2015, we received approximately $20.2 million in proceeds from principal payments on debt investments, and approximately $70.8 million in proceeds from investments we sold, of which $67.3 million resulted from the WM Asset Sale and $3.5 million related to the sale of our equity interests in two portfolio companies.

For the six months ended June 30, 2014, we closed four new debt investments with an aggregate principal value of $23.0 million and made an add-on investment of approximately $0.8 million in an existing portfolio company. In addition, for the six months ended June 30, 2014, we participated in a refinancing transaction with an existing portfolio company in the amount of approximately $2.1 million. For the six months ended June 30, 2014, we received approximately $29.7 million in proceeds from principal payments on debt investments, and approximately $7.5 million in proceeds from debt investments we sold, of which approximately $4.5 million pertained to a debt investment we sold in December 2013.

For the three months ended June 30, 2014, we closed three new debt investments with an aggregate principal value of $20.0 million. For the three months ended June 30, 2014, we received approximately $9.8 million in proceeds from principal payments on debt investments, and approximately $3.0 million in proceeds from debt investments we sold.

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

The following table shows the classification of our debt investments portfolio by credit rating as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Debt		Debt
	Investments, at	% of Debt	Investments, at	% of Debt
	Fair Value	Investments	Fair Value	Investments
Credit Rating	(Dollar amounts in thousands)
1	$-	-%	$-	-%
2	12,674	5.5	13,646	4.6
3	210,555	91.1	272,387	92.6
4	7,327	3.2	7,368	2.5
5	-	-	-	-
6	468	0.2	801	0.3
7	-	-	-	-
	$231,024	100.0%	$294,202	100.0%

The following table shows the cost and fair value of our portfolio of investments by asset class as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
	(Dollar amounts in thousands)
Senior Secured
Performing	$167,523	$167,586	$241,863	$240,948
Non-Accrual	3,988	468	3,988	801
Subordinated
Performing	62,516	62,970	52,337	52,453
Non-Accrual	-	-	-	-
Equity Investments	19,582	24,942	15,385	18,032
Total	$253,609	$255,966	$313,573	$312,234

At June 30, 2015 and December 31, 2014, we had one non-accrual loan with a fair value of approximately $0.5 million and $0.8 million, respectively.

As of June 30, 2015, the weighted average yield to fair value of our debt investment portfolio was approximately 11.50% comprised of a weighted average yield to fair value of 10.74% and 13.51% from our senior secured debt investments and subordinated debt investments, respectively. Throughout this document, the weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized accretion of OID and amortization of deferred loan fees divided by (b) total debt investments at fair value excluding assets on non-accrual basis. The weighted average yield on debt investments at fair value is computed as of the balance sheet date.

As of June 30, 2015, floating rate loans comprised 59% of our debt investment portfolio and fixed rate loans comprised 41% of our debt investment portfolio, as a percent of fair value.

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

Revenues. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of June 30, 2015, floating rate and fixed rate loans comprised 59% and 41% respectively, as a percent of fair value, of our current debt investment portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some cases, our investments will provide for deferred interest or dividend payment, PIK interest, or PIK dividend, respectively, (meaning interest or dividend paid in the form of additional principal amount of the loan or equity security instead of in cash). In addition, we may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and other contractual fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and we accrete or amortize such amounts over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income.

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

Comparison of the three and six month periods ended June 30, 2015 and June 30, 2014

Consolidated operating results for the three and six month periods ended June 30, 2015 and 2014, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)

Total investment income	$8,082	$4,658	$15,703	$9,670
Total expenses	5,330	2,559	10,202	6,171
Net investment income	2,752	2,099	5,501	3,499
Net realized and unrealized gain (loss) on investments	4,650	(1,542)	5,133	(891)
Net increase in net assets resulting from operations	$7,402	$557	$10,634	$2,608

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net income may not be meaningful.

Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)

Interest income
Non-control/non-affiliate investments	$6,117	$3,524	$11,932	$7,310
Affiliate investments	1,411	792	2,754	1,619
Control investment	-	264	-	566
Total interest income	7,528	4,580	14,686	9,495
Dividend and fee income
Non-control/non-affiliate investments	101	-	286	8
Affiliate investments	453	53	731	117
Control investment	-	25	-	50
Total dividend and fee income	554	78	1,017	175
Total investment income	$8,082	$4,658	$15,703	$9,670

Comparison of Investment Income for the Three Months Ended June 30, 2015 and 2014:

Total investment income increased by approximately $3.4 million, or 73%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The $3.4 million increase in total investment income was due to an increase in interest income, and dividend and fee income. The increase in interest income was primarily attributable to a significant increase in debt investments originated by SBIC I LP (“SBIC I LP Investments”) since June 30, 2014, which typically have a higher yield than the debt investments held by OFS Capital WM (“OFS Capital WM Investments”). The increase in dividend and fee income was primarily attributable to our recognition of dividend income contractually earned but not declared on certain of our preferred equity investments primarily held by SBIC I LP during the three months ended June 30, 2015, as well as fee income recognized by SBIC I LP in connection with certain of its debt investments. The increase in total investment income from SBIC I LP Investments was offset by a decrease in interest income from OFS Capital WM Investments due to a decrease in OFS Capital WM Investments since the quarter ended June 30, 2014.

Comparison of Investment Income for the Six Months Ended June 30, 2015 and 2014:

Total investment income increased by approximately $6.0 million, or 62%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The $6.0 million increase in total investment income was due to an increase in interest income, and dividend and fee income. The increase in interest income was primarily attributable to a significant increase in SBIC I LP Investments since June 30, 2014, which typically have a higher yield than OFS Capital WM Investments. The increase in dividend and fee income was primarily attributable to our recognition of dividend income contractually earned but not declared on certain of our preferred equity investments primarily held by SBIC I LP during the six months ended June 30, 2015, as well as fee income recognized by SBIC I LP in connection with certain of its debt investments. The increase in total investment income from SBIC I LP Investments was offset by a decrease in interest income from OFS Capital WM investments due to a decrease in OFS Capital WM Investments since the quarter ended June 30, 2014.

Interest Income

Comparison of Interest Income for the Three Months Ended June 30, 2015 and 2014:

 For the three months ended June 30, 2015, we generated total interest income from non-control/non-affiliate investments in the amount of approximately $6.1 million, of which approximately $4.5 million was generated by SBIC I LP Investments and $1.6 million by OFS Capital WM Investments. For the three months ended June 30, 2014, interest income from non-control/non-affiliate investments was approximately $3.5 million, of which approximately $0.7 million was generated by SBIC I LP Investments and $2.8 million by OFS Capital WM Investments. The increase in interest income from non-control/non-affiliate investments generated by SBIC I LP Investments of approximately $3.8 million was attributable to an increase in debt investments originated by SBIC I LP since the quarter ended June 30, 2014. The decrease in interest income from non-control/non-affiliate investments generated by OFS Capital WM Investments of approximately $1.2 million was primarily due to the decrease in OFS Capital WM Investments since the quarter ended June 30, 2014.

SBIC I LP holds all of our affiliate investments. For the three months ended June 30, 2015 and 2014, SBIC I LP generated total interest income from affiliate investments in the amount of approximately $1.4 million and $0.8 million, respectively. The increase in total interest income from affiliate investments of approximately $0.6 million was primarily due to an increase in debt investments originated by SBIC I LP since the quarter ended June 30, 2014.

SBIC I LP held our only control investment in Tangible Software, Inc. (“Tangible”) until December 17, 2014, when the Tangible investment was restructured. The post-restructured debt investment was categorized as an affiliate investment. For the three months ended June 30, 2014, SBIC I LP generated total interest income from its control investment in the amount of approximately $0.3 million.

Comparison of Interest Income for the Six Months Ended June 30, 2015 and 2014:

 For the six months ended June 30, 2015, we generated total interest income from non-control/non-affiliate investments in the amount of approximately $11.9 million, of which approximately $8.3 million was generated by SBIC I LP Investments and $3.6 million by OFS Capital WM Investments. For the six months ended June 30, 2014, interest income from non-control/non-affiliate investments was approximately $7.3 million, of which approximately $1.2 million was generated by SBIC I LP Investments and $6.1 million by OFS Capital WM Investments. The increase in interest income from non-control/non-affiliate investments generated by SBIC I LP Investments of approximately $7.1 million was attributable to an increase in debt investments originated by SBIC I LP since the quarter ended June 30, 2014. The decrease in interest income from non-control/non-affiliate investments generated by OFS Capital WM Investments of approximately $2.5 million was primarily due to the decrease in OFS Capital WM Investments since the quarter ended June 30, 2014.

SBIC I LP holds all of our affiliate investments. For the six months ended June 30, 2015 and 2014, SBIC I LP generated total interest income from affiliate investments in the amount of approximately $2.8 million and $1.6 million, respectively. The increase in total interest income from affiliate investments of approximately $1.2 million was primarily due to an increase in debt investments originated by SBIC I LP since the quarter ended June 30, 2014.

SBIC I LP held our only control investment in Tangible until December 17, 2014, when the Tangible investment was restructured. The post-restructured debt investment was categorized as an affiliate investment. For the six months ended June 30, 2014, SBIC I LP generated total interest income from its control investment in the amount of approximately $0.6 million.

Dividend and Fee Income

Comparison of Dividend Income for the Three Months Ended June 30, 2015 and 2014:

During the three months ended June 30, 2015 and 2014, SBIC I LP generated dividend and fee income of approximately $0.6 million and $0.1 million, respectively. The increase of approximately $0.5 million was primarily due to our recognition of approximately $0.3 million of dividend income contractually earned but not declared on certain of our preferred equity investments primarily held by SBIC I LP during the three months ended June 31, 2015, as well as fee income of approximately $0.2 million recognized by SBIC I LP in connection with certain of its debt investments.

Comparison of Dividend Income for the Six Months Ended June 30, 2015 and 2014:

During the six months ended June 30, 2015 and 2014, SBIC I LP generated dividend and fee income of approximately $1.0 million and $0.2 million, respectively. The increase of approximately $0.8 million was primarily due to our recognition of approximately $0.6 million of dividend income contractually earned but not declared on certain of our preferred equity investments primarily held by SBIC I LP during the six months ended June 31, 2015, as well as fee income of approximately $0.2 million recognized by SBIC I LP in connection with certain of its debt investments.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)

Interest expense	$1,323	$997	$2,553	$1,988
Amortization and write-off of deferred financing closing costs	1,361	152	1,908	302
Amortization of intangible asset	49	49	98	112
Management fees	1,426	534	2,981	1,798
Incentive fee	231	-	606	-
Professional fees	280	276	595	730
Administrative fee	326	285	867	760
General and administrative expenses	334	266	594	481
Total expenses	$5,330	$2,559	$10,202	$6,171

Comparison of Expenses for the Three Months Ended June 30, 2015 and 2014:

Total expenses increased by approximately $2.7 million, or 104%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Interest expense increased by approximately $0.3 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, due to an increase of approximately $0.9 million in interest expense incurred on our SBA debentures, which increased substantially at June 30, 2015 compared with the debenture balance at June 30, 2014, offset by a 2015 decrease of approximately $0.6 million in interest expense on the WM Credit Facility, primarily due to lower borrowings on the facility in 2015 and the termination of the facility on May 28, 2015.

Amortization and write-off of deferred financing closing costs increased by approximately $1.2 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to a write-off of the remaining deferred financing closing costs in the amount of approximately $1.2 million in connection with our full payoff and retirement of the WM Credit Facility on May 28, 2015.

Management fee expense totaled approximately $1.4 million for the three months ended June 30, 2015, consisting of approximately $1.3 million of base management fee expense we incurred to OFS Advisor and approximately $0.1 million of loan management fee charged by MCF, the loan manager for OFS Capital WM prior to the termination of the WM Credit Facility (see OFS Capital WM Asset Sale and Related Transactions for more details). Management fee expense totaled approximately $0.5 million for the three months ended June 30, 2014, consisting of approximately $0.3 million of base management fee expense we incurred to OFS Advisor and approximately $0.2 million of loan management fee charged by MCF. The base management fee to OFS Advisor increased by a total of approximately $1.0 million, of which approximately $0.1 million was due to an increase in our average total assets at June 30, 2015 and March 31, 2015 (“2015 Management Fee Base”), as compared to our average total assets at June 30, 2014 and March 31, 2014 (“2014 Management Fee Base”), and approximately $0.9 million was due to the reset of our base management fee to 0.4375% per quarter effective January 1, 2015 as compared with 0.145833% effective April 1, 2014. The increase in the 2015 Management Fee Base as compared to the 2014 Management Fee Base was largely attributable to the higher SBIC I LP Investments balance at June 30, 2015 as compared to June 30, 2014.

For the three months ended June 30, 2015 we incurred an incentive fee expense to OFS Advisor in the amount of approximately $0.2 million. We did not incur an incentive fee expense for the three months ended June 30, 2014.

Comparison of Expenses for the Six Months Ended June 30, 2015 and 2014:

Total expenses increased by approximately $4.0 million, or 65%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Interest expense increased by approximately $0.6 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, due to an increase of approximately $1.4 million in interest expense incurred on our SBA debentures, which increased substantially at June 30, 2015 compared with the debenture balance at June 30, 2014, offset by a 2015 decrease of approximately $0.8 million in interest expense on the WM Credit Facility, primarily due to lower borrowings on the facility in 2015 and the termination of the facility on May 28, 2015.

Amortization and write-off of deferred financing closing costs increased by approximately $1.6 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to a write-off of deferred financing closing costs in the amount of approximately $0.4 million in connection with our March 2015 permanent reduction of the WM Credit Facility from $100.0 million to $75.0 million, and a write-off of the remaining deferred financing closing costs in the amount of approximately $1.2 million in connection with our full payoff and retirement of the WM Credit Facility on May 28, 2015.

Management fee expense totaled approximately $3.0 million for the six months ended June 30, 2015, consisting of approximately $2.7 million of base management fee expense we incurred to OFS Advisor and approximately $0.3 million of loan management fee charged by MCF. Management fee expense totaled approximately $1.8 million for the six months ended June 30, 2014, consisting of approximately $1.4 million of base management fee expense we incurred to OFS Advisor and approximately $0.4 million of loan management fee charged by MCF. The base management fee to OFS Advisor increased by a total of approximately $1.3 million, of which approximately $0.3 million was due to an increase in our average total assets at June 30, 2015, March 31, 2015 and December 31, 2014 (“2015 Management Fee Base”), as compared to our average total assets at June 30, 2014, March 31, 2014, and December 31, 2013 (“2014 Management Fee Base”), and approximately $1.0 million was due to the reset of our base management fee to 0.4375% per quarter effective January 1, 2015 as compared with 0.145833% effective April 1, 2014. The increase in the 2015 Management Fee Base as compared to the 2014 Management Fee Base was largely attributable to the higher SBIC I LP Investments balance at June 30, 2015 as compared to June 30, 2014.

For the six months ended June 30, 2015 we incurred an incentive fee expense to OFS Advisor in the amount of approximately $0.6 million. We did not incur an incentive fee expense for the six months ended June 30, 2014.

Net Realized and Unrealized Gain (Loss) on Investments

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)
Net realized gain on non-control/non-affiliate investments	$2,788	$-	$2,878	$-
Net realized gain on affiliate investments	1,471	28	1,471	28
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(705)	(1,247)	(1,058)	(321)
Net change in unrealized appreciation/depreciation on affiliate investments	1,096	108	1,842	627
Net change in unrealized depreciation on control investment	-	(431)	-	(1,225)
Net realized and unrealized gain (loss) on investments	$4,650	$(1,542)	$5,133	$(891)

Comparison of Realized and Unrealized Gain (Loss) on Investments for the Three Months Ended June 30, 2015 and 2014:

For the three months ended June 30, 2015, we recorded net realized gain on non-control/non affiliate investments of approximately $2.8 million, of which approximately $2.7 million represented net realized gain in connection with the WM Asset Sale. For the three months ended June 30, 2015, we recorded net realized gain on affiliate investments of approximately $1.5 million related to the sale of two of our equity investments.

For the three months ended June 30, 2015, we recorded net change in unrealized appreciation/depreciation on non-control/non-affiliate investments of approximately $(0.7) million, consisting of approximately $(2.1) million of a reversal of previously recorded net unrealized appreciation associated with the WM Asset Sale, net unrealized depreciation of $(0.3) million on debt investments held by OFS Capital WM ($(0.2) million was attributable to its sole non-accrual loan), offset by approximately $1.7 million of net unrealized appreciation on debt and equity investments held by SBIC I LP. In addition, for the three months ended June 30, 2015, we recorded net change in unrealized appreciation/depreciation on affiliate investments of approximately $1.1 million, consisting of approximately $1.8 million of net unrealized appreciation on debt and equity investments held by SBIC I LP, offset by approximately $(0.7) million of a reversal of previously recorded net unrealized appreciation in connection with an equity sale.

For the three months ended June 30, 2014, we recorded approximately $(1.2) million of net change in unrealized depreciation on non-control/non-affiliate investments, consisting of approximately $(1.3) million of net change in unrealized depreciation on non-control/non-affiliate investments held by OFS Capital WM, and approximately $0.1 million of net change in unrealized depreciation on non-control/non-affiliate investments held by SBIC I LP. In addition, for the three months ended June 30, 2014, we recorded approximately $0.1 million of net change in unrealized appreciation on affiliate investments held by SBIC I LP, as well as approximately $(0.4) million of net change in unrealized depreciation on a control investment held by SBIC I LP (Tangible).

Comparison of Realized and Unrealized Gain (Loss) on Investments for the Six Months Ended June 30, 2015 and 2014:

For the six months ended June 30, 2015, we recorded net realized gain on non-control/non affiliate investments of approximately $2.9 million, of which approximately $2.7 million represented net realized gain in connection with the WM Asset Sale, and $0.2 million resulted from the sale of four of our debt investments. For the six months ended June 30, 2015, we recorded net realized gain on affiliate investments of approximately $1.5 million related to the sale of two of our equity investments.

For the six months ended June 30, 2015, we recorded net change in unrealized appreciation/depreciation on non-control/non-affiliate investments of approximately $(1.1) million, consisting of approximately $(2.1) million of a reversal of previously recorded net unrealized appreciation associated with the WM Asset Sale, net unrealized depreciation of $(0.4) million on debt investments held by OFS Capital WM ($(0.3) million was attributable to its sole non-accrual loan), offset by approximately $1.4 million of net unrealized appreciation on our debt and equity investments held by SBIC I LP. In addition, for the six months ended June 30, 2015, we recorded net change in unrealized appreciation/depreciation on affiliate of investments of approximately $1.8 million, consisting of approximately $2.3 million of net unrealized appreciation on debt and equity investments held by SBIC I LP, offset by approximately $(0.5) million of a reversal of previously recorded net unrealized appreciation in connection with an equity sale.

For the six months ended June 30, 2014, we recorded approximately $(0.3) million of net change in unrealized depreciation on non-control/non-affiliate investments, consisting of approximately $(1.1) million of net change in unrealized depreciation on non-control/non-affiliate investments held by OFS Capital WM, and approximately $0.8 million of net change in unrealized depreciation on non-control/non-affiliate investments held by SBIC I LP. In addition, for the six months ended June 30, 2014, we recorded approximately $0.6 million of net change in unrealized appreciation on affiliate investments held by SBIC I LP, as well as approximately $(1.2) million of net change in unrealized depreciation on a control investment held by SBIC I LP (Tangible).

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

At June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $35.6 million and $12.4 million, respectively. During the six months ended June 30, 2015, we had net cash provided by operating activities of $80.0 million, primarily due to cash collections of $89.1 million from sale of our portfolio investments, including $7.2 million of cash collection from an investment we sold in December 2014, $67.3 million from the WM Asset Sale, and $3.5 million from the sale of our equity interests in two portfolio companies, $31.2 million of cash we received from principal payments on our portfolio investments, as well as our $10.6 million net increase in net assets resulting from operations. These cash receipts were offset by $45.9 million of cash we used to purchase portfolio investments.

Net cash used in financing activities was $(56.8) million for the six months ended June 30, 2015, primarily attributable to $22.6 million of draws from our SBA debentures (net of the fees), offset by the $72.6 million of net repayments on the WM Credit Facility which was paid in full and retired on May 28, 2015 and $6.3 million of cash we paid in dividends and distributions.

We intend to generate additional cash flows from our operations, future offerings of securities, and future borrowings. Our primary uses of funds are investments in debt and equity investments, interest payments on indebtedness, payment of other expenses, and cash distributions to our shareholders.

The WM Credit Facility

Prior to the termination of the WM Credit Facility on May 28, 2015, OFS Capital WM had a $75.0 million secured revolving credit facility, as amended from time to time, with Wells Fargo. The WM Credit Facility was secured by all eligible loans acquired by OFS Capital WM, and had a maturity date of December 31, 2018 and a reinvestment period through December 31, 2015. The interest rate on outstanding borrowings was the London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum. The minimum equity requirement was set at $35.0 million.

The investments held by OFS Capital WM, prior to the termination of the WM Credit Facility, were serviced by MCF, as the loan manager, pursuant to the Loan and Security Agreement. Under the WM Credit Facility, the loan manager charged both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, plus an accrued fee that was deferred until the earlier of the end of the investment period of the portfolio investments or termination of the Loan and Security Agreement. For the three and six months ended June 30, 2015, we incurred management fee expense of $0.2 million and $0.3 million, respectively, to the loan manager. For the three and six months ended June 30, 2014, we incurred management fee expense of $0.2 million and $0.4 million, respectively, to the loan manager.

The interest rate on the outstanding borrowings at December 31, 2014 was 2.76%. The unused commitment fee on the WM Credit Facility was (1) 0.5% per annum of the first $25.0 million of the unused facility and (2) 2% per annum of the balance in excess of $25.0 million, and was included in interest expense on the consolidated statement of operations. For the three and six months ended June 30, 2015, interest expense on the revolving line of credit totaled $0.3 million and $0.8 million, respectively. For the three and six months ended June 30, 2014, interest expense on the revolving line of credit totaled $0.8 million and $1.6 million, respectively.

Deferred financing closing costs, net of accumulated amortization, on the WM Credit Facility as of December 31, 2014 were $1.8 million. For the three and six months ended June 30, 2015, amortization and write-off of deferred financing closing costs on the revolving line of credit totaled $1.4 million and $1.9 million, respectively. For the three and six months ended June 30, 2014, amortization and write-off of deferred financing closing costs on the revolving line of credit totaled $0.2 million and $0.3 million, respectively. Write-offs of deferred financing closing costs occurred when the credit facility’s commitment was permanently reduced. As a result of the termination of the WM Credit Facility, on May 28, 2015, we wrote off the remaining unamortized deferred financing closing costs of $1.2 million. On March 12, 2015, we elected to permanently reduce the maximum facility on the WM Credit Facility from $100.0 million to $75.0 million, resulting in a write-off of deferred financing closing costs of $0.4 million (no financing costs were incurred in connection with this facility reduction).

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150.0 million. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of June 30, 2015, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA. As of December 31, 2014, SBIC I LP had leverage commitments of $149.9 million from the SBA, and $127.3 million of outstanding SBA-guaranteed debentures.

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

On a stand-alone basis, SBIC I LP held approximately $247.9 million and $215.7 million in assets at June 30, 2015 and December 31, 2014, respectively, which accounted for approximately 83% and 63% of our total consolidated assets at June 30, 2015 and December 31, 2014, respectively.

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

Other Liquidity Matters

We expect to fund the growth of our investment portfolio through future securities offerings, and future borrowings or issuances of senior securities to the extent permitted by the 1940 Act. In addition, we may determine to sell lower-yielding investments in the portfolio to generate liquidity for the acquisition of higher-yielding investments either directly or through subsidiaries. We cannot assure shareholders that our plans to raise capital will be successful. In addition, we intend to distribute to our shareholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies, including the funding of our unfunded commitments to portfolio companies. The illiquidity of certain of our portfolio investments could make it difficult for us to sell these investments when desired or to realize their recorded value.

In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at June 30, 2015), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including debt and equity offerings, and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of June 30, 2015, we had $8.1 million of total unfunded commitments to six portfolio companies ($2.5 million was subsequently terminated on July 1, 2015). Unfunded commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2015:

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years (2)
	(Amounts in thousands)
SBA Debentures	$149,880	$-	$-	$-	$149,880
Total	$149,880	$-	$-	$-	$149,880

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The SBA debentures are scheduled to mature between September 2022 and 2025.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

Commitments and Contingencies

At June 30, 2015, we had $8.1 million of total unfunded commitments for six portfolio companies, consisting of $7.7 million of unfunded debt commitments ($2.5 million subsequently terminated on July 1, 2015) and $0.4 million of unfunded equity commitments. At December 31, 2014, we had $7.8 million of total unfunded commitments for six portfolio companies, consisting of $7.4 million of unfunded debt commitments and $0.4 million of unfunded equity commitments. We maintain sufficient cash on hand and availability in borrowings to fund such unfunded commitments.

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

Distributions

We are taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.

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

The following table summarizes our distributions declared and paid to date on all shares subsequent to our initial public offering (“IPO”) (dollar amounts in thousands except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Total Amount
Fiscal 2015
May 4, 2015	June 16, 2015	June 30, 2015	$0.34	$3,286
March 4, 2015	March 17, 2015	March 31, 2015	0.34	3,281

Fiscal 2014
November 4, 2014	December 17, 2014	December 31, 2014	$0.34	$3,278
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,276
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,275
January 21, 2014	January 31, 2014	February 14, 2014	0.34	3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)	Represents the distribution declared in the specified period, which, if prorated for the number of days remaining in the fourth quarter after our IPO in November 2012, would have been $0.34 per share.

(2)	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012 (for the period November 8, 2012 through December 31, 2012), the Company estimated that approximately $0.08, $0.07, $0.11, $0.04, $0.12, $0.19, zero, $0.18, $0.19, $0.18 and zero, respectively, would have represented a return of capital.

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

Distributions in excess of our current and accumulated earnings and profits generally are treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions are treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For the distributions paid during the six months ended June 30, 2015, out of the approximately $6.6 million distribution, approximately 22% represented a return of capital and 78% represented ordinary income.

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

Related Party Transactions

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement with OFS Advisor and will pay OFS Advisor a management fee and incentive fee. Pursuant to the Investment Advisory Agreement with OFS Advisor and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. For providing these services, OFS Advisor receives a fee from us consisting of two components—a base management fee and an incentive fee. From the completion of our IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. Beginning on November 1, 2013 and through March 31, 2014, pursuant to the Investment Advisory Agreement, the base management fee was calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. OFS Advisor has excluded the value of the intangible asset and goodwill resulting from the SBIC Acquisitions from the base management fee calculation.

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

The base management fee is payable quarterly in arrears. The base management fee expense was approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2015, respectively. The base management fee expense was approximately $0.3 million and $1.4 million for the three and six months ended June 30, 2014, respectively

The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that we have not yet received in cash.

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

We accrue the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. OFS Advisor has excluded from the Capital Gains Fee calculation any realized gain with respect to (1) the step acquisitions resulting from the SBIC Acquisitions, and (2) the realized gain resulting from the WM Asset Sale.

We incurred incentive fee expense of $0.2 million and $0.6 million for the three and six months ended June 30, 2015, respectively. We did not incur any incentive fee expense during the three and six months ended June 30, 2014.

License Agreement

We have entered into a license agreement with OFSAM under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.”

Administration Agreement

Pursuant to an Administration Agreement, OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary, and their respective staffs. The administrative fee is payable quarterly in arrears. For the three and six months ended June 30, 2015, we incurred and administration fee expense of $0.3 million and $0.9 million, respectively. For the three and six months ended June 30, 2014, we incurred and administration fee expense of $0.3 million and $0.8 million, respectively

Staffing Agreement

OFS Advisor is an affiliate of Orchard First Source Capital, Inc. (“OFSC”), with which it has entered into a staffing and corporate services agreement (“Staffing Agreement”). Under this agreement OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel and other resources of OFSC and its affiliates. The Staffing Agreement should provide OFS Advisor with access to deal flow generated by the professionals of OFSC and its affiliates and commits the members of the Advisor Investment Committee to serve in that capacity. OFS Advisor intends to capitalize on the significant deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFSC’s investment professionals.

OFSC also has entered into a staffing and corporate services agreement with OFS Services. Under this agreement, OFS Services will make available to OFSC experienced investment professionals and access to the administrative resources of OFS Services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2015, 59% of our debt investments bore interest at floating interest rates and 41% of our debt investments bore fixed interest rates. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. All of the debt investments bearing floating interest rates in our portfolio as of June 30, 2015 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments until LIBOR exceeds the interest rate floor.

Assuming that our consolidated balance sheet as of June 30, 2015 was to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Interest	Interest	Net increase
Basis point increase(1)	income	expense (2)	(decrease)
	(Amounts in thousands)
100	$266	$-	$266
200	1,568	-	1,568
300	3,012	-	3,012
400	4,456	-	4,456
500	5,900	-	5,900

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.
(2)	As of June 30, 2015, our outstanding debt consisted of our SBA debentures payable which carry a fixed interest rate over the term of the debenture when pooled.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending or threatened legal proceedings against us as of June 30, 2015. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2015, we issued 12,834 shares of common stock to shareholders in connection with our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $154 thousand.

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

Dated: August 7, 2015	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

