Form 10-Q
period 2015-09-30
OFS Capital Corp
filed 2015-11-06
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 3, 2015 was 9,690,129.

OFS CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2015	2014
Assets
Investments, at fair value
Non-control/non-affiliate investments (cost of $192,464 and $258,004, respectively)	$188,884	$254,666
Affiliate investments (cost of $54,843 and $55,569, respectively)	58,336	57,568
Total investments at fair value	247,220	312,234
Cash and cash equivalents	41,508	12,447
Interest receivable	602	676
Receivable from investment sold	-	7,223
Prepaid expenses and other assets	378	556
Intangible asset, net of accumulated amortization of $356 and $209, respectively	2,144	2,291
Goodwill	1,077	1,077
Deferred financing closing costs, net of accumulated amortization of $315 and $2,540, respectively	3,525	4,972
Total assets	$296,454	$341,476

Liabilities
Accrued professional fees	$433	$462
Interest payable	348	1,315
Management and incentive fees payable	2,028	1,229
Administration fee payable	281	273
Payable for investment purchased	2,970	-
Other payables	184	247
Deferred loan fee revenue	211	572
SBA debentures payable	149,880	127,295
Revolving line of credit	-	72,612
Total liabilities	156,335	204,005

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,690,129 and 9,650,834 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	97	97
Paid-in capital in excess of par	143,830	143,381
Distributions in excess of net investment income	(8,276)	(7,844)
Accumulated net realized gain (loss)	3,466	(844)
Net unrealized appreciation on investments	1,002	2,681
Total net assets	140,119	137,471

Total liabilities and net assets	$296,454	$341,476

Number of shares outstanding	9,690,129	9,650,834
Net asset value per share	$14.46	$14.24

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Investment income
Interest income
Non-control/non-affiliate investments	$5,387	$4,420	$17,319	$11,730
Affiliate investments	1,308	896	4,062	2,515
Control investment	-	277	-	843
Total interest income	6,695	5,593	21,381	15,088
Dividend income
Non-control/non-affiliate investments	185	-	333	-
Affiliate investments	406	335	1,016	394
Total dividend income	591	335	1,349	394
Fee income
Non-control/non-affiliate investments	310	205	448	213
Affiliate investments	92	89	213	147
Control investment	-	(25)	-	25
Total fee income	402	269	661	385

Total investment income	7,688	6,197	23,391	15,867

Expenses
Interest expense	1,089	1,001	3,642	2,989
Amortization and write-off of deferred financing closing costs (see Note 8)	96	167	2,004	469
Amortization of intangible asset	48	49	146	161
Management fees	1,120	543	4,101	2,341
Incentive fee	908	723	1,514	723
Professional fees	262	382	857	1,112
Administration fee	281	212	1,148	972
General and administrative expenses	254	227	848	708

Total expenses	4,058	3,304	14,260	9,475

Net investment income	3,630	2,893	9,131	6,392

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	254	17	3,132	17
Net realized gain on affiliate investments	-	-	1,471	28
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(2,115)	427	(3,173)	106
Net change in unrealized appreciation/depreciation on affiliate investments	(348)	964	1,494	1,591
Net change in unrealized depreciation on control investment	-	(466)	-	(1,691)

Net realized and unrealized gain (loss) on investments	(2,209)	942	2,924	51

Net increase in net assets resulting from operations	$1,421	$3,835	$12,055	$6,443

Net investment income per common share - basic and diluted	$0.38	$0.30	$0.94	$0.66
Net increase in net assets resulting from operations per common share - basic and diluted	$0.15	$0.40	$1.25	$0.67
Dividends and distributions declared per common share	$0.34	$0.34	$1.02	$1.02
Basic and diluted weighted average shares outstanding	9,675,930	9,635,943	9,663,418	9,633,214

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

				Distributions		Net
			Paid-in	in Excess of		Unrealized
			Capital in	Net	Accumulated	Appreciation
	Common Stock		Excess	Investment	Net Realized	(Depreciation) on	Total Net
	Shares	Par	of Par	Income	Gain (Loss)	Investments	Assets

Balance at January 1, 2014	9,629,797	$96	$143,126	$(4,103)	$2,742	$(1,483)	$140,378

Net increase in net assets resulting from operations	-	-	-	6,392	45	6	6,443
Stock issued in connection with dividend reinvestment plan	8,264	-	105	-	-	-	105
Dividends and distributions (1)	-	-	-	(9,780)	(45)	-	(9,825)

Balance at September 30, 2014	9,638,061	$96	$143,231	$(7,491)	$2,742	$(1,477)	$137,101

Balance at January 1, 2015	9,650,834	$97	$143,381	$(7,844)	$(844)	$2,681	$137,471

Net increase in net assets resulting from operations	-	-	-	9,131	4,603	(1,679)	12,055
Stock issued in connection with dividend reinvestment plan	39,295	-	449	-	-	-	449
Dividends and distributions (1)	-	-	-	(9,563)	(293)	-	(9,856)

Balance at September 30, 2015	9,690,129	$97	$143,830	$(8,276)	$3,466	$1,002	$140,119

(1)	If the tax characteristics of these distributions were determined as of September 30, 2015 and 2014, the Company estimated that approximately 86%, 1% and 13% of the distributions would have represented ordinary income, capital gains, and return of capital, respectively, as of September 30, 2015, and approximately 66% and 34% would have represented ordinary income and return of capital, respectively, as of September 30, 2014. See Note 10 - Financial Highlights for detailed disclosure of the tax characteristics of these distributions.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2015	2014

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$12,055	$6,443
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization and write-off of deferred financing closing costs	2,004	469
Amortization of discounts and premiums	(913)	(895)
Amortization of deferred loan fee revenue	(448)	(199)
Amortization of intangible assets	146	161
Cash collection of deferred loan fee revenue	58	294
Payment-in-kind interest and dividends	(1,983)	(765)
Reversal of payment-in-kind interest income on non-accrual loans	-	64
Net realized gain on non-control/non-affiliate investments	(3,132)	(17)
Net realized gain on affiliate investments	(1,471)	(28)
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	3,173	(106)
Net change in unrealized appreciation/depreciation on affiliate investments	(1,494)	(1,591)
Net change in unrealized depreciation on control investment	-	1,691
Purchase of portfolio investments	(78,578)	(90,662)
Proceeds from principal payments on portfolio investments	61,904	59,132
Proceeds from sale or redemption of portfolio investments	97,687	9,493
Cash distribution received from equity investment	51	11
Changes in operating assets and liabilities:
Interest receivable	66	(46)
Prepaid expenses and other assets	157	95
Accrued professional fees	(29)	(117)
Due to/from affiliated entities, net	-	218
Interest payable	(967)	(240)
Management and incentive fees payable	800	1,590
Administration fee payable	8	692
Other payables	(47)	(81)
Net cash provided by (used in) operating activities	89,047	(14,394)

Cash Flows From Investing Activities
Change in restricted cash	-	450
Net cash provided by investing activities	-	450

Cash Flows From Financing Activities
Net repayment of advances from affiliated entities	-	(15)
Cash dividends and distributions paid	(9,407)	(9,720)
Borrowings under the revolving line of credit	1,217	16,138
Repayments under the revolving line of credit	(73,829)	(40,330)
Draw down on SBA debentures	22,585	35,375
Change in other liabilities	-	83
Deferred financing closing costs paid	(548)	(1,684)
Deferred common stock offering costs paid	(4)	(184)
Net cash used in financing activities	(59,986)	(337)

Net increase (decrease) in cash and cash equivalents	29,061	(14,281)

Cash and cash equivalents — beginning of period	12,447	28,569

Cash and cash equivalents — end of period	$41,508	$14,288

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$4,609	$3,228

Supplemental Disclosure of Noncash Financing and Investing Activities:
Dividends and distributions paid by issuance of common stock	$449	$105
Accrued deferred common stock offering costs	-	2

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

September 30, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments

Aerospace & Defense
Aero-Metric, Inc.	Senior Secured Term Loan	6.75% cash / 2.0% PIK	(L +7.50%)	8/27/17	$2,597	$2,585	$2,483	1.8%
					2,597	2,585	2,483	1.8
Banking, Finance, Insurance & Real Estate
Accurate Group Holdings, Inc.	Subordinated Loan	12.50%	N/A	8/23/18	10,000	10,056	10,100	7.2
H.D. Vest, Inc. (4)	Senior Secured Term Loan	9.25%	(L +8.25%)	3/17/21	6,000	5,945	5,988	4.3
MYI Acquiror Limited (4)	Senior Secured Term Loan A	5.75%	(L +4.50%)	5/28/19	4,838	4,823	4,755	3.4
Confie Seguros Holdings II Co.	Senior Secured Term Loan	10.25%	(L +9.00%)	5/8/19	4,000	3,962	3,924	2.8
					24,838	24,786	24,767	17.7
Capital Equipment
Elgin Fasteners Group	Senior Secured Term Loan	6.00%	(L +4.75%)	8/26/16	4,582	4,557	4,526	3.2
Stancor, L.P.	Senior Secured Term Loan	8.75%	(L +8.00%)	8/19/19	13,500	13,408	13,246	9.5
	1,250,000 Class A Units in SCT Holdings, LLC					1,364	1,360	1.0
					13,500	14,772	14,606	10.5

					18,082	19,329	19,132	13.7
Chemicals, Plastics & Rubber
Inhance Technologies Holdings LLC	Senior Secured Term Loan A	5.50%	(L +4.50%)	2/7/18	2,279	2,270	2,199	1.6
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,578	2,555	2,549	1.8
					4,857	4,825	4,748	3.4
Construction & Building
Nudo Products, Inc.	Subordinated Loan	12.00% cash / 2.5% PIK	N/A	1/29/20	11,253	11,175	11,478	8.1
					11,253	11,175	11,478	8.1
Consumer goods: Non-durable
Phoenix Brands LLC (5)	Senior Secured Term Loan A	9.25%	(L +7.75%)	1/31/16	1,189	1,187	1,088	0.8
					1,189	1,187	1,088	0.8
Containers, Packaging & Glass
Ranpak Corp.	Senior Secured Term Loan	8.25%	(L +7.25%)	10/3/22	2,000	1,995	1,995	1.4
					2,000	1,995	1,995	1.4
Healthcare & Pharmaceuticals
HealthFusion, Inc.	Senior Secured Loan	13.00%	N/A	10/7/18	5,750	5,698	5,865	4.2
	Common Stock Warrants (1,646,666 shares)					-	809	0.6
					5,750	5,698	6,674	4.8

Intrafusion Holding Corp. (6)	Senior Secured Term Loan B	12.82%	(P +5.75%)	9/25/20	14,250	14,193	14,193	10.0
Maverick Healthcare Equity, LLC	Preferred Equity (1,250,000 units)					1,109	1,355	1.0
	Class A Common Equity (1,250,000 units)					-	-	-
					-	1,109	1,355	1.0

Physiotherapy Associates Holding, Inc.	Senior Secured Term Loan	9.50%	(L +8.50%)	6/4/22	1,000	990	973	0.7
Community Intervention Services, Inc. (f/k/a South Bay Mental Health Center, Inc.)	Subordinated Loan	10.0% cash / 3.0% PIK	N/A	1/16/21	6,621	6,557	6,557	4.6
Strata Pathology Services, Inc. (5)	Senior Secured Term Loan	11.75%	(P +8.50%)	6/30/16	4,037	3,988	84	0.1
United Biologics Holdings, LLC	Subordinated Loan	12.0% cash / 2.0% PIK	N/A	3/5/17	4,083	4,047	3,486	2.5
	Class A-1 Units (2,686 units) and Kicker Units (2,015 units)					9	-	-
	Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units)					8	-	-
	Class A Warrants (10,160 units)					67	-	-
	Class B Warrants (15,238 units)					7	-	-
					4,083	4,138	3,486	2.5

					35,741	36,673	33,322	23.7
High Tech Industries
B+B SmartWorx Inc. (f/k/a B&B Electronics Manufacturing Company)	Senior Secured Term Loan A	6.50%	(L +5.00%)	3/31/16	2,303	2,303	2,292	1.6
					2,303	2,303	2,292	1.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

September 30, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Hotel, Gaming & Leisure
TravelCLICK, Inc.	Senior Secured Term Loan	8.75%	(L +7.75%)	11/6/21	3,000	2,970	2,970		2.1
					3,000	2,970	2,970		2.1
Media: Advertising, Printing & Publishing
Jobson Healthcare Information, LLC	Senior Secured Term Loan	10.13% cash / 2.795% PIK	(L +8.13%)	7/21/19	14,758	14,450	14,113		10.1
	Warrants (1,056,428 member units)					454	448		0.3
					14,758	14,904	14,561		10.4

Media: Diversified & Production
A.C.T. Lighting, Inc.	Subordinated Loan	12.00% cash / 2.0% PIK	N/A	7/24/19	3,556	3,539	3,607		2.6
					3,556	3,539	3,607		2.6
Metals & Mining
All Metals Holding, LLC	Senior Secured Term Loan	10.50%	N/A	12/31/19	10,000	9,855	9,955		7.1
	Common Equity (1.96% member interest)					69	231		0.2
					10,000	9,924	10,186		7.3

Services: Business
BCC Software, LLC	Senior Secured Revolver	N/A	(L +8.00%)	6/20/19	-	(12)	(27	)(2)	-
	Senior Secured Term Loan	9.00%	(L +8.00%)	6/20/19	6,617	6,543	6,453		4.6
					6,617	6,531	6,426		4.6

Caddie Master Enterprises, Inc.	Senior Secured Term Loan	10.00%	(L +9.00%)	12/31/20	9,743	9,211	9,189		6.6
	Common Stock Warrants (78.97 shares)					550	789		0.6
					9,743	9,761	9,978		7.2

C7 Data Centers, Inc. (7)	Senior Secured Term Loan	13.36%	(L +8.50%)	6/22/20	11,850	11,826	11,637		8.3
Riveron Consulting, LLC	Subordinated Loan	13.25%	N/A	3/25/20	10,000	9,910	9,783		7.0
Sentry Centers Holdings, LLC	Senior Secured Loan	14.00%	N/A	5/29/20	6,105	6,007	5,999		4.3
					44,315	44,035	43,823		31.4
Services: Consumer
smarTours, LLC	Senior Secured Loan	9.25%	N/A	10/11/18	2,979	2,940	2,966		2.1
	Preferred Equity A (500,000 units)					439	733		0.5
					2,979	3,379	3,699		2.6

Southern Technical Institute, LLC	Subordinated Loan	10.75%	(L +9.75%)	12/2/20	5,000	4,978	4,909		3.5

					7,979	8,357	8,608		6.1
Telecommunications
NHR Holdings, LLC	Senior Secured Term Loan A	5.50%	(L +4.25%)	11/30/18	1,940	1,925	1,899		1.4
	Senior Secured Term Loan B	5.50%	(L +4.25%)	11/30/18	1,967	1,952	1,925		1.4
					3,907	3,877	3,824		2.8

Total Non-control/Non-affiliate Investments					190,375	192,464	188,884		134.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

September 30, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Affiliate Investments
Aerospace & Defense
Malabar International	Subordinated Loan	12.5% cash / 2.5% PIK	N/A	5/21/17	7,403	7,446	7,545	5.4
	Preferred Stock (1,644 shares)					4,283	5,454	3.9
					7,403	11,729	12,999	9.3
Capital Equipment
TRS Services, LLC	Senior Secured Term Loan	9.50%	(L +8.50%)	12/10/19	10,395	10,319	10,266	7.3
	Delayed Draw Senior Secured Term Loan	9.50%	(L +8.50%)	12/10/19	743	739	734	0.5
	3,000,000 Class A Units in IGT Holdings, LLC					2,707	2,648	1.9
	3,000,000 Common Units in IGT Holdings, LLC					572	121	0.1
					11,138	14,337	13,769	9.8
Consumer goods: Non-durable
Master Cutlery, LLC	Senior Secured Term Loan	13.00%	N/A	4/17/20	4,789	4,762	4,771	3.4
	3,723 Preferred Equity A units in MC Parent, LLC.				-	3,751	3,081	2.2
	15,564 Common Equity units in MC Parent, LLC.				-	-	311	0.2
					4,789	8,513	8,163	5.8
Healthcare & Pharmaceuticals
Pfanstiehl Holdings, Inc.	Subordinated Loan	13.50%	N/A	9/29/18	3,788	3,857	3,826	2.7
	Class A Common Equity (400 shares)					217	1,825	1.3
					3,788	4,074	5,651	4.0
Services: Business
Contract Datascan Holdings, Inc.	Subordinated Loan	12.00%	N/A	2/5/21	5,350	5,324	5,324	3.8
	Preferred Equity A (2,463 shares)					2,618	2,659	1.9
	Common Equity (9,069 shares)					-	409	0.3
					5,350	7,942	8,392	6.0

NeoSystems Corp.	Subordinated Loan	10.5% cash / 2.25% PIK	N/A	8/13/19	4,618	4,583	4,641	3.3
	Convertible Preferred Stock (521,962 shares)					1,109	2,365	1.7
					4,618	5,692	7,006	5.0

Tangible Software, Inc.	Senior Secured Loan	4%	N/A	6/17/16	2,639	2,556	2,356	1.7
	Common Equity (1,285,854 shares)					-	-	-
					2,639	2,556	2,356	1.7

					12,607	16,190	17,754	12.7

Total Affiliate Investments					39,725	54,843	58,336	41.6

Total Investments					230,100	247,307	247,220	176.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

September 30, 2015

(Dollar amounts in thousands)

Name of Portfolio Company	Investment Type	Principal Amount	Cost		Fair Value		Percent of Net Assets

Money Market

US Bank Money Market Deposit Account	Money Market	N/A	41,113	(3)	41,113	(3)	29.3
Total Money Market			41,113		41,113		29.3

Total Investments and Money Market (United States)		$230,100	$288,420		$288,333		205.8%

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which is reset daily, quarterly or semi-annually. For each investment, the Company has provided the spread over LIBOR and current interest rate in effect at September 30, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Included in cash and cash equivalents on the consolidated balance sheets.
(4)	Indicates assets that the Company deems not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(5)	Non-accrual loan. Strata Pathology Services, Inc. was settled on October 2, 2015.
(6)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Intrafusion Holding Corp., the all-in interest rate of 12.82% at September 30, 2015 included an interest rate of 3.82% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(7)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to C7 Data Centers, Inc., the all-in interest rate of 13.36% at September 30, 2015 included an interest rate of 3.85% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.

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

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1. Organization

OFS Capital Corporation (“OFS Capital”, the “Company”, or “we”) is a Delaware corporation formed on November 7, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for income tax purposes, the Company, other than its tax blocker entity (see below), has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On January 8, 2015, in order to comply with certain requirements necessary to maintain the Company’s RIC status, it formed FQSR II, LLC (“FQSR”), a Delaware limited liability company and wholly owned subsidiary of the Company, to hold an equity investment in a portfolio company. The equity investment was sold in May 2015. As of September 30, 2015, FQSR had nominal assets and liabilities. For income tax purposes, FQSR has elected to be taxed as a C corporation and is excluded from the Company’s RIC tax reporting group.

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

Principles of consolidation: The Company’s September 30, 2015 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries OFS Capital WM, SBIC I LP, SBIC I GP and FQSR. The Company consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s equity and holds the controlling financial interest in such subsidiary. The Company also consolidates a VIE if it is the primary beneficiary in the VIE.

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

As of September 30, 2015 and December 31, 2014, unamortized net loan origination fees on debt investments amounted to $2,336 and $3,706, respectively. For the three and nine months ended September 30, 2015, the Company recognized net loan origination fee income of $333 and $1,340, respectively. For the three and nine months ended September 30, 2014, the Company recognized net loan origination fee income of $488 and $1,094, respectively. For the three and nine months ended September 30, 2015, the Company recognized PIK interest income in the amount of $330 and $931, respectively. For the three and nine months ended September 30, 2014, the Company recognized PIK interest income in the amount of $161 and $399, respectively. To maintain its status as a RIC, the Company includes non-cash interest income in the amounts that must be paid out to its shareholders in the form of distributions.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution supported by tax-basis earnings and profits. Dividend income on preferred equity is accrued as earned. Such dividends on preferred equity securities could be payable in cash or in additional preferred securities and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reflected as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are reflected in the investment account. The Company stops accruing PIK dividends on its preferred equity securities when it is determined that the dividend is not collectible. The Company assesses the collectability of the PIK dividends based on factors including the fair value of the preferred equity security, the valuation of the portfolio company’s enterprise value, and proceeds expected to be received over the life of the investments. In addition, the Company may receive distributions from certain of its investments taxed as flow through entities. Each such distribution is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from investments taxed as flow through entities as dividend income unless there are sufficient accumulated tax-basis earning and profits prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2015, the Company recognized preferred dividend income of $506 and $1,264, respectively, of which $426 and $1,052, respectively, was contractually earned but not declared. For the three and nine months ended September 30, 2014, the Company recognized preferred dividend income of $335 and $394, respectively, of which $302 was contractually earned but not declared during such periods. For the three and nine months ended September 30, 2015, the Company recognized common stock dividends of $85. The Company did not recognize common stock dividends for the three and nine months ended September 30, 2014.

Fee Income: The Company may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, and other contractual fees. Such revenue is recognized as the related services are rendered and amounted to $401 and $661, for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the Company recognized fee income of $270 and $385, respectively.

Net Realized and Unrealized Gain or Loss on Investments: Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of the investment, without regard to unrealized gains or losses previously recognized. Investments are recorded at fair value. The Company’s Board determines the fair value of its portfolio investments. After recording all appropriate interest, dividend, and other income, some of which is reflected in the investment account as described above, the Company reports changes in fair value of investments that are measured at fair value as a component of the net changes in unrealized appreciation/depreciation on investments in the consolidated statements of operations.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of the Company’s management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has already been contractually added to the principal balance, is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. At September 30, 2015, the Company had two non-accrual loans which were accounted for as non-accrual cash method loans with an aggregate fair value of $1,172, one of which was settled on October 2, 2015 (cost and fair value was $3,988 and $84, respectively, at September 30, 2015). At December 31, 2014, the Company had one non-accrual loan which was accounted for as a non-accrual cash method loan with an aggregate fair value of $801.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax on estimated excess taxable income as taxable income is earned. At September 30, 2015 and December 31, 2014, no U.S. federal excise tax was accrued.

FQSR has elected to be taxed as a C corporation and will be subject to U.S. federal income taxes on its taxable income. FQSR accounts for income taxes under the asset and liabilities method. For the three and nine months ended September 30, 2015, all related accounting is immaterial.

The Company accounts for income taxes in conformity with Accounting Standards Codification 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at September 30, 2015 and December 31, 2014. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Deferred common stock offering costs: The Company defers costs related to its public offerings, including costs incurred in connection with the filing of shelf registration statements which allow for a delayed public offering. These costs include professional fees, registration costs, printing, and other miscellaneous offering costs. Deferred common stock offering costs related to a specific equity raise are charged against the proceeds from that equity raise when received. Deferred offering costs related to a continuous offering are ratably charged to paid-in capital as securities are sold under the shelf registration statement. As of September 30, 2015 and December 31, 2014, the Company had incurred $301 and $297, respectively, of deferred common stock offering costs related to a universal shelf registration statement filed on November 19, 2014, which was declared effective on December 30, 2014 and replaced a previously filed shelf registration statement (filed on June 12, 2014 and declared effective on August 7, 2014). All of these deferred costs are included in prepaid expenses and other assets on the consolidated balance sheets as no equity was raised under the registration statement as of September 30, 2015.

Deferred financing closing costs: Deferred financing closing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized over the estimated average life of the borrowings. Write-offs of deferred financing closing costs occur when the borrowing capacity on the Company’s revolving line of credit is permanently reduced or the Company’s SBA debentures are repaid prior to maturity. As of September 30, 2015 and December 31, 2014, unamortized deferred financing closing costs recorded by the Company amounted to $3,525 and $4,972, respectively. For the three and nine months ended September 30, 2015, the Company recorded amortization and write-off of deferred financing closing costs in the amount of $96 and $2,004, respectively. For the three and nine months ended September 30, 2014, the Company recorded amortization and write-off of deferred financing closing costs in the amount of $167 and $469, respectively.

Goodwill: Goodwill represents the excess of the purchase price of an acquired business over the fair value amounts assigned to assets and liabilities assumed in the business combination. On December 4, 2013, in connection with the SBIC Acquisitions, the Company recorded goodwill in the amount of $1,077.

Goodwill is evaluated for impairment at least annually as of October 1 and can be tested more frequently if an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying value.

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

A significant amount of judgment is required in performing goodwill impairment analysis. In determining whether to elect the qualitative assessment, management decides based on qualitative information whether it is more than 50% likely that the fair value of a reporting unit is less than its carrying amount, otherwise the quantitative two-step impairment analysis is performed. When using the qualitative approach, the Company considers macroeconomic factors such as industry and market conditions, reporting unit-specific events, actual financial performance, and management's future business expectations. In addition, the Company analyzes the difference between the carrying value of its single reporting unit, which includes most of its assets carried at fair value, and the Company’s total market capitalization taking into account certain factors including control premium.

For the three and nine months ended September 30, 2015, the Company did not record any impairment of goodwill.

Intangible asset: In connection with the SBIC Acquisitions, the Company recorded an intangible asset attributable to the SBIC license that SBIC I LP holds in the amount of $2,500. The Company is amortizing this intangible asset over its estimated useful life, which was determined to be approximately 13 years. The estimated amortization expense for the remaining three months of 2015 is $49. The Company expects annual amortization expense of its intangible asset to be $195 for each of the four years ended December 31, 2019 and $1,315 thereafter.

The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. For the three and nine months ended September 30, 2015, the Company did not recognize any impairment charge for its intangible asset.

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

Recent accounting pronouncements: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

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

In March 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements where an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 did not specifically address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. In response, the FASB issued ASU 2015-15 to incorporate the views of the Securities and Exchange Commission’s (“SEC”), which, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and requires a retrospective approach to adoption and applicable disclosures for a change in an accounting principle. Early adoption is permitted. This standard will have a balance sheet and statement of operations reclassification impact and disclosure impact on the Company’s consolidated financial statements.

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

The following unaudited pro forma presentation for the three and nine months ended September 30, 2015 and 2014 assumes the WM Asset Sale and WM Credit Facility payoff took place on January 1, 2014. The unaudited pro forma presentation is not intended to represent or be indicative of the consolidated results of operations that the Company would have reported had the WM Asset Sale and WM Credit Facility payoff been completed on the date indicated and should not be taken as representative of the Company’s future consolidated results of operations or financial position. The pro forma adjustments reflected below primarily include a) the elimination of the actual realized and unrealized gains and losses recorded upon the May 2015 sale and the deferred financing closing costs write-off resulting from the actual WM Credit Facility payoff, b) the elimination of the previously recorded investment income and unrealized gains and losses on the sold investments during the periods presented, c) the elimination of related interest expense under the WM Credit Facility during the periods presented, and d) adjustments to base management fee and incentive fee expenses during the presented periods resulting from the pro forma fair value of investments and net investment income.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Historical	Pro Forma	Historical	Pro Forma
Total investment income	$7,688	$7,688	$23,391	$21,320
Total expenses	4,058	4,058	14,260	11,882
Net investment income	3,630	3,630	9,131	9,438
Net realized and unrealized gain (loss) on investments	(2,209)	(2,209)	2,924	228
Net increase in net assets resulting from operations	$1,421	$1,421	$12,055	$9,666
Net increase in net assets resulting from operations per common - basic and diluted	$0.15	$0.15	$1.25	$1.00

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Historical	Pro Forma	Historical	Pro Forma
Total investment income	$6,197	$5,014	$15,867	$12,186
Total expenses	3,304	1,508	9,475	5,920
Net investment income	2,893	3,506	6,392	6,266
Net realized and unrealized gain on investments	942	474	51	588
Net increase in net assets resulting from operations	$3,835	$3,980	$6,443	$6,854
Net increase in net assets resulting from operations per common - basic and diluted	$0.40	$0.41	$0.67	$0.71

The aggregate principal, amortized cost, and fair value of the senior secured debt investments included in the WM Asset Sale, which are included on the consolidated balance sheet as of December 31, 2014 was $69,773, $69,298, and $68,829, respectively.

On May 28, 2015, in connection with the WM Asset Sale, the Company entered into a Loan Administration Services Agreement with Madison pursuant to which Madison will provide loan servicing and other administrative services to OFS Capital WM with respect to certain of its remaining loan assets. In return for its loan administration services, Madison will receive a quarterly loan administration fee of 0.25% per annum based on the average daily principal balances of the loan assets for such quarter. For the three and nine months ended September 30, 2015, the Company incurred loan administration fee expense of $15 and $20, respectively.

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

The base management fee is payable quarterly in arrears. For the three and nine months ended September 30, 2015, the base management fee expense was $1,120 and $3,813, respectively. For the three and nine months ended September 30, 2014, the base management fee expense was $370 and $1,750, respectively.

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

The Company incurred incentive fee expense of $908 and $1,514 for the three and nine months ended September 30, 2015, respectively. For both the three and nine months ended September 30, 2014, incentive fee expense was $723.

Administration Agreement: On November 7, 2012, OFS Capital entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Capital Services” or the “Administrator”), a wholly-owned subsidiary of OFSAM. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. For the three and nine months ended September 30, 2015, the Company incurred an administration fee expense of $281 and $1,148, respectively. For the three and nine months ended September 30, 2014, the Company incurred an administration fee expense of $212 and $972, respectively.

Note 5. Investments

At September 30, 2015, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt investments	$158,428	$156,502	$151,366
Subordinated debt investments	71,672	71,472	71,256
Equity investments	N/A	19,333	24,598
Total	$230,100	$247,307	$247,220

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5. Investments (Continued)

At September 30, 2015, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Services: Business	$60,225	24.4%	$61,577	24.9%
Capital Equipment	33,666	13.6	32,901	13.3
Healthcare & Pharmaceuticals	40,747	16.5	38,973	15.8
Banking, Finance, Insurance & Real Estate	24,786	10.0	24,767	10.0
Media: Advertising, Printing & Publishing	14,904	6.0	14,561	5.9
Aerospace & Defense	14,314	5.8	15,482	6.3
Construction & Building	11,175	4.5	11,478	4.6
Metals & Mining	9,924	4.0	10,186	4.1
Consumer goods: Non-durable	9,700	3.9	9,251	3.7
Services: Consumer	8,357	3.4	8,608	3.5
Chemicals, Plastics & Rubber	4,825	2.0	4,748	1.9
Telecommunications	3,877	1.6	3,824	1.5
Media: Diversified & Production	3,539	1.4	3,607	1.6
Hotel, Gaming & Leisure	2,970	1.2	2,970	1.2
High Tech Industries	2,303	0.9	2,292	0.9
Containers, Packaging & Glass	1,995	0.8	1,995	0.8
	$247,307	100.0%	$247,220	100.0%

At December 31, 2014, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt investments	$248,971	$245,851	$241,749
Subordinated debt investments	52,352	52,337	52,453
Equity investments	N/A	15,385	18,032
Total	$301,323	$313,573	$312,234

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5. Investments (Continued)

At December 31, 2014, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Services: Business	$72,481	23.1%	$73,608	23.6%
Healthcare & Pharmaceuticals	45,751	14.6	44,075	14.1
Capital Equipment	36,203	11.6	36,170	11.6
Banking, Finance, Insurance & Real Estate	27,146	8.7	26,994	8.7
Media: Advertising, Printing & Publishing	20,159	6.4	19,912	6.4
Aerospace & Defense	18,008	5.7	18,111	5.8
Chemicals, Plastics & Rubber	17,469	5.6	17,187	5.5
Metals & Mining	13,860	4.4	13,860	4.4
Construction & Building	12,478	4.0	12,482	4.0
Services: Consumer	9,306	3.0	9,547	3.1
High Tech Industries	7,579	2.4	7,569	2.4
Environmental Indus tries	7,545	2.4	7,316	2.3
Telecommunications	6,923	2.2	6,774	2.2
Containers, Packaging & Glass	3,990	1.3	3,962	1.3
Media: Broadcasting & Subscription	3,542	1.1	3,590	1.1
Retail	3,559	1.1	3,555	1.1
Media: Diversified & Production	3,482	1.1	3,482	1.1
Energy: Oil & Gas	2,778	0.9	2,810	0.9
Consumer goods: Non-durable	1,314	0.4	1,230	0.4
	$313,573	100.0%	$312,234	100.0%

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Level 1, 2 and 3 for the nine months ended September 30, 2015 and 2014. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

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

The following tables provide quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of September 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be all-inclusive but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at September 30, 2015	Valuation techniques	Unobservable inputs	Range (Weighted average)

Debt investments:
Senior secured	$151,366	Discounted cash flow	Discount rates	6.80% - 22.50% (11.61%)
			EBITDA multiples	4.21x - 10.74x (7.40x)
Subordinated	71,256	Discounted cash flow	Discount rates	12.11% - 20.00% (13.85%)
			EBITDA multiples	3.94x - 8.72x (6.49x)

Equity investments	24,598	Discounted cash flow	Discount rates	13.82% - 30.00%
			EBITDA multiples	3.98x - 9.48x
		Market approach	EBITDA multiples	3.98x - 15.98x

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2015 and as of December 31, 2014.

	September 30, 2015
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Senior secured debt investments	$-	$-	$151,366	$151,366
Subordinated debt investments	-	-	71,256	71,256
Equity investments	-	-	24,598	24,598
Money market funds *	41,113	-	-	41,113

Total	$41,113	$-	$247,220	$288,333

* included in cash and cash equivalents on the consolidated balance sheet.

	September 30, 2015
	Fair Value Measurements Using
Description	(Level I)	(Level II)	(Level III)	Total

Assets:
Non-control/non-affiliate investments	$-	$-	$188,884	$188,884
Affiliate investments	-	-	58,336	58,336
Money market funds *	41,113	-	-	41,113

Total	$41,113	$-	$247,220	$288,333

* included in cash and cash equivalents on the consolidated balance sheet.

As of September 30, 2015, the Company had loans to 38 portfolio companies, of which 68% were senior secured loans and 32% were subordinated loans, at fair value, as well as equity investments in 15 of these portfolio companies. The Company also held an equity investment in one additional portfolio company in which it solely held an equity interest at September 30, 2015.

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

The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30, 2015
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, beginning of period	$241,749	$52,453	$18,032	$312,234

Net realized gain on non-control/non-affiliate investments	2,947	-	185	3,132
Net realized gain on affiliate investments	-	-	1,471	1,471
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(3,618)	(394)	839	(3,173)
Net change in unrealized appreciation/depreciation on affiliate investments	(345)	61	1,778	1,494
Purchase of portfolio investments	54,087	21,757	5,704	81,548
Capitalized PIK interest, dividends, and fees	366	602	1,052	2,020
Proceeds from principal payments on portfolio investments	(58,625)	(3,279)	-	(61,904)
Sale or redemption of portfolio investments	(86,096)	-	(4,368)	(90,464)
Cash distribution received from equity investments	-	-	(51)	(51)
Amortization of discounts and premium	901	12	-	913
Conversion from equity to debt	-	44	(44)	-

Level 3 assets, end of period	$151,366	$71,256	$24,598	$247,220

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Fair Value of Financial Instruments (Continued)

	For the Nine Months Ended September 30, 2014
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, beginning of period	$221,546	$9,008	$7,365	$237,919

Net realized gain on affiliate investments	28	-	-	28
Net realized gain on non-control/non-affiliate investments	-	17	-	17
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(407)	-	513	106
Net change in unrealized appreciation/depreciation on affiliate investments	288	40	1,263	1,591
Net change in unrealized depreciation on control investment	(1,691)	-	-	(1,691)
Purchase of portfolio investments	78,173	9,445	3,044	90,662
Capitalized PIK interest, dividends and fees	352	205	302	859
Reversal of PIK interest on non-acrual loans	(64)	-	-	(64)
Proceeds from principal payments on portfolio investments	(59,132)	-	-	(59,132)
Sale of portfolio investments	(5,000)	-	-	(5,000)
Cash distribution received from equity investments	-	-	(11)	(11)
Amortization of discounts and premium	933	(38)	-	895

Level 3 assets, end of period	$235,026	$18,677	$12,476	$266,179

The net change in unrealized depreciation for the nine months ended September 30, 2015 and 2014, reported within the net change in unrealized appreciation/depreciation on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at September 30, 2015 and 2014, was $1,306 and $154, respectively.

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

As of September 30, 2015 and December 31, 2014, the carrying value of the Company’s financial instruments, including its debt obligations under its SBA debentures payable, as well as the revolving line of credit (which was terminated on May 28, 2015; see Note 3), approximated their estimated fair value.

Note 7. Commitments and Contingencies

At September 30, 2015, the Company had $4,586 of total unfunded commitments for four portfolio companies, consisting of $4,222 of unfunded debt commitments and $364 of unfunded equity commitments. At December 31, 2014, the Company had $7,836 of total unfunded commitments for six portfolio companies, consisting of $7,472 of unfunded debt commitments and $364 of unfunded equity commitments. The Company maintains sufficient cash on hand to fund such unfunded commitments.

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

The investments held by OFS Capital WM, prior to the termination of the WM Credit Facility, were serviced by MCF, as the loan manager, pursuant to the Loan and Security Agreement. Under the WM Credit Facility, the loan manager charged both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, plus an accrued fee that was deferred until the earlier of the end of the investment period of the portfolio investments or termination of the Loan and Security Agreement. For the three and nine months ended September 30, 2015, the Company incurred management fee expense of $0 and $288, respectively, to the loan manager. For the three and nine months ended September 30, 2014, the Company incurred management fee expense of $173 and $590, respectively, to the loan manager.

The interest rate on the outstanding borrowings at December 31, 2014 was 2.76%. The unused commitment fee on the WM Credit Facility was (1) 0.5% per annum of the first $25,000 of the unused facility and (2) 2% per annum of the balance in excess of $25,000 and was included in interest expense on the consolidated statement of operations. For the three and nine months ended September 30, 2015, interest expense on the revolving line of credit totaled $0 and $787, respectively. For the three and nine months ended September 30, 2014, interest expense on the revolving line of credit totaled $724 and $2,276, respectively.

Deferred financing closing costs, net of accumulated amortization, on the WM Credit Facility as of December 31, 2014 were $1,803. For the three and nine months ended September 30, 2015, amortization and write-off of deferred financing closing costs on the revolving line of credit totaled $0 and $1,803, respectively. For the three and nine months ended September 30, 2014, amortization and write-off of deferred financing closing costs on the revolving line of credit totaled $153 and $455, respectively. Write-offs of deferred financing closing costs occurred when the credit facility’s commitment was permanently reduced. On March 12, 2015, OFS Capital WM elected to permanently reduce the maximum facility on the WM Credit Facility from $100,000 to $75,000, resulting in a write-off of deferred financing closing costs of $430 (no costs were incurred in connection with this facility reduction). As a result of the termination of the WM Credit Facility, on May 28, 2015, the Company wrote off the remaining unamortized deferred financing closing costs of $1,216 (see Note 3).

Note 9. SBA Debentures Payable

Upon the completion of the SBIC Acquisitions, effective December 4, 2013, the Company consolidated the financial statements of SBIC I LP into its own and SBIC I LP’s SBA-guaranteed debentures payable are reflected on the Company’s consolidated balance sheets.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of September 30, 2015, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA. As of December 31, 2014, SBIC I LP had leverage commitments of $149,880 from the SBA, and $127,295 of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $22,585.

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

On a stand-alone basis, SBIC I LP held $242,490 and $215,728 in assets at September 30, 2015 and December 31, 2014, respectively, which accounted for approximately 82% and 63% of the Company’s total consolidated assets at September 30, 2015 and December 31, 2014, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. SBA Debentures Payable (Continued)

The following table shows the Company’s outstanding SBA debentures payable as of September 30, 2015 and December 31, 2014:

		Fixed	September 30,	December 31,
Pooling Date	Maturity Date	Interest Rate	2015	2014

September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	-

Total SBA debentures outstanding			$149,880	$127,295

The Company received exemptive relief from the SEC effective November 26, 2013. The exemptive relief allows OFS Capital to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.

The weighted average fixed interest rate on the SBA debentures as of September 30, 2015 and December 31, 2014 was 3.18% and 3.50%, respectively. For the three and nine months ended September 30, 2015, interest expense on the SBA debentures was $1,089 and $2,855, respectively. For the three and nine months ended September 30, 2014, interest expense on the SBA debentures was $277 and $713, respectively.

Deferred financing closing costs, net of accumulated amortization, on SBA-guaranteed debentures as of September 30, 2015 and December 31, 2014 were $3,515 and $3,169, respectively. For the three and nine months ended September 30, 2015, amortization of deferred financing closing costs on SBA-guaranteed debentures totaled $96 and $200, respectively. For both the three and nine months ended September 30, 2014, amortization of deferred financing closing costs on SBA-guaranteed debentures totaled $14.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Three Months September 30,				Nine Months September 30,
	2015		2014		2015		2014

Per share data:
Net asset value at beginning of period	$14.66		$14.17		$14.24		$14.58
Distributions (7)
Dividends from ordinary income	(0.33	)(7)	(0.30	)(7)	(0.88	)(7)	(0.67	)(7)
Dividends from capital gains	(0.01)		-		(0.01)		-
Return of capital	-		(0.04)		(0.13)		(0.35)
Net investment income	0.38		0.30		0.94		0.66
Net realized gain on non-control/non-affiliate investments	0.03		-		0.32		-
Net realized gain on affiliate investments	-		-		0.15		-
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(0.23)		0.04		(0.32)		0.01
Net change in unrealized appreciation/depreciation on affiliate investments	(0.04)		0.10		0.15		0.17
Net change in unrealized depreciation on control investment	-		(0.05)		-		(0.18)
Net asset value at end of period	$14.46		$14.22		$14.46		$14.22

Per share market value, end of period	$10.24		$12.07		$10.24		$12.07
Total return based on market value	(11.8	)%(1)	(4.5	)%(1)	(4.4	)%(1)	2.0	%(1)
Shares outstanding at end of period	9,690,129		9,638,061		9,690,129		9,638,061
Ratios to average net assets:
Expense without incentive fees	8.9	%(2)	7.5	%(2)	12.2	%(2)	8.5	%(2)
Incentive fees	2.6	%(2)	2.1	%(2)	1.5	%(2)	0.7	%(2)
Total expenses	11.5	%(2)	9.6	%(2)	13.7	%(2)	9.2	%(2)
Net investment income without incentive fees	12.8	%(2)	10.5	%(2)	10.2	%(2)	6.9	%(2)
Average net asset value	$140,980	(3)	$136,809	(4)	$139,250	(5)	$138,296	(6)

(1)	Calculation is ending market value less beginning market value, adjusting for dividends and distributions.
(2)	Annualized.
(3)	Based on average net asset values at June 30, 2015 and September 30, 2015.
(4)	Based on average net asset values at June 30, 2014 and September 30, 2014.
(5)	Based on average net asset values at December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015.
(6)	Based on average net asset values at December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014.
(7)	The components of the distributions are estimated and presented on an income tax basis.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Dividends and Distributions (Continued)

The following table summarizes distributions declared and paid for the nine months ended September 30, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share (1)	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine Months Ended September 30, 2014
January 21, 2014	January 31, 2014	February 14, 2014	$0.34	$3,240	2,656	$34
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,230	3,467	45
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,250	2,141	26
			$1.02	$9,720	8,264	$105
Nine Months Ended September 30, 2015
March 4, 2015	March 17, 2015	March 31, 2015	$0.34	$3,133	12,106	$148
May 4, 2015	June 16, 2015	June 30, 2015	0.34	3,132	12,834	154
August 6, 2015	September 16, 2015	September 30, 2015	0.34	3,142	14,355	147
			$1.02	$9,407	39,295	$449

(1)	The determination of the tax attributes of our distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of September 30, 2015, June 30, 2015, March 31, 2015, September 30, 2014, June 30, 2014, and March 31, 2014, the Company estimated that approximately $0.13, $0.15, $0.07, $0.35, $0.31 and $0.19, respectively would have represented a return of capital.

For the nine months ended September 30, 2015, $449 of the total $9,856 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 39,295 shares at an average value of $11.43 per share at the date of issuance. For the nine months ended September 30, 2014, $105 of the total $9,825 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 8,264 shares at an average value of $12.71 per share at the date of issuance.

Since the Company’s IPO, dividends and distributions to shareholders total $34,401, or $3.57 per share on a cumulative basis.

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions will be made annually as of the end of its fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s shareholders. For the nine months ended September 30, 2015, approximately $0.88 per share, $0.01 per share, and $0.13 per share of the Company’s distributions represented ordinary income, capital gains, and a return of capital to its shareholders, respectively.

Note 12. Earnings per Share

The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net increase in net assets resulting from operations	$1,421	$3,835	$12,055	$6,443
Basic and diluted weighted average shares outstanding	9,675,930	9,635,943	9,663,418	9,633,214
Net increase in net assets resulting from operations per common share - basic and diluted	$0.15	$0.40	$1.25	$0.67

Note 13. Subsequent Events

On November 2, 2015, the Company’s Board declared a distribution of $0.34 per share for the fourth quarter of 2015, payable on December 31, 2015 to shareholders of record as of December 17, 2015.

On November 5, 2015, the Company, as borrower, entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide OFS Capital with a $15,000 senior secured revolving credit facility (“PWB Credit Facility”), with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of the Company’s current and future assets excluding assets held by SBIC I LP and the Company’s SBIC I LP and SBIC I GP partnership interests. The BLA matures on November 7, 2017. Advances under the facility will bear interest at a fixed rate per annum equal to 4.75%. The Company paid a $150 commitment fee in connection with the closing of the PWB Credit Facility.

The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in the company’s financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a business development company, or BDC or a small business investment company, or SBIC, or maintaining our status as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Capital Management, LLC, or OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of Orchard First Source Asset Management, LLC, or OFSAM, which is the holding company of OFS Advisor and OFS Capital Services, LLC, or OFS Services, and owns approximately 30% of our outstanding shares of common stock;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of debentures guaranteed by the Small Business Administration, or SBA, that may be issued by an SBIC;

•	our ability to comply with SBA and BDC regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the ability of OFS SBIC I LP, or SBIC I LP, and any future portfolio company to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

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

As of September 30, 2015, our investment portfolio consisted of outstanding loans of approximately $230.1 million in aggregate principal amount in 38 portfolio companies, of which $191.8 million in aggregate principal amount was held by SBIC I LP, our wholly-owned SBIC subsidiary, in 25 portfolio companies. In addition, as of September 30, 2015, SBIC I LP held equity investments of approximately $24.6 million, at fair value. As of September 30, 2015, 61% of our investment portfolio was comprised of senior secured loans, 29% of subordinated loans and 10% of equity investments, at fair value.

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

On January 8, 2015, in order to comply with certain requirements necessary to maintain the RIC status, we formed FQSR II, LLC (“FQSR”), a Delaware limited liability company and wholly owned subsidiary of OFS Capital, to hold an equity investment in a portfolio company. The equity investment was sold in May 2015. As of September 30, 2015, FQSR had nominal assets and liabilities. FQSR has elected to be taxed as a C corporation and is excluded from our RIC tax reporting group. For income tax purposes, “we”, “OFS Capital”, or the “Company” only refers to the RIC tax reporting group throughout this document.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 820. At September 30, 2015, approximately 83% of our total assets represented investments in portfolio companies that are valued at fair value by our board of directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Our debt and equity securities are primarily comprised of investments in middle market companies whose securities are not publicly traded. Our investments in these portfolio companies are generally considered Level 3 assets under ASC Topic 820 because the inputs used to value the investments are generally unobservable. As such, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

Our policies relating to the valuation of our portfolio investments are as follows:

Investments for which sufficient market quotations are readily available are valued at such market quotations. We may also obtain indicative prices with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. There is not a readily available market value for many of our investments; those debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. We value such investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Our valuation of each of our assets for which sufficient market quotations are not readily available is reviewed by one or more independent third-party valuation firms at least once every 12 months.

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

With respect to investments for which sufficient market quotations are not readily available or for which no or an insufficient number of indicative prices from pricing services or brokers or dealers have been received, our board of directors undertakes, on a quarterly basis, unless otherwise noted, a multi-step valuation process, as described below:

•	For each debt investment, a basic credit rating review process is completed. The risk rating on every credit facility is reviewed and either reaffirmed or revised by OFS Advisor’s investment committee, or the Advisor Investment Committee. This process establishes base information for the quarterly valuation process.

•	Each portfolio company or investment is valued by an investment professional.

•	The preliminary valuations are documented and then submitted to the Advisor Investment Committee for ratification.

•	Third-party valuation firm(s) are engaged to provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. The Investment Advisor’s investment committee’s preliminary fair value conclusions on each of our assets for which sufficient market quotations are not readily available is reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the audit committee of our board of directors or required by our valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of our board of directors.

•	The audit committee of our board of directors reviews the preliminary valuations of the Advisor Investment Committee and independent valuation firms and, if appropriate, recommends the approval of the valuations by the board of directors.

•	Our board of directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of OFS Advisor, the audit committee and, where appropriate, the respective independent valuation firms.

We follow ASC Topic 820 for measuring fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under ASC Topic 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under ASC Topic 820 are described below:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. We assess the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

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

To assess the reasonableness of the discounted cash flow approach, with respect to the fair value of equity securities, including warrants in portfolio companies, we consider the values as determined using the market approach—that is, through analyzing and applying to the underlying portfolio companies, market valuation multiples of publicly-traded firms engaged in businesses similar to those of the portfolio companies. The market approach to determining the fair value of a portfolio company’s equity security (or securities) will typically involve: (1) applying to the portfolio company’s trailing twelve months (or current year projected) EBITDA a low to high range of enterprise value to EBITDA multiples that are derived from an analysis of publicly-traded comparable companies or the portfolio company’s entry multiple in order to arrive at a range of enterprise values for the portfolio company; (2) subtracting from the range of calculated enterprise values the outstanding balances of any debt or equity securities that would be senior in right of payment to the equity securities we hold.; and (3) multiplying the range of equity values derived therefrom by our ownership share of such equity tranche in order to arrive at a range of fair values for our equity security (or securities). Application of these valuation methodologies involves a significant degree of judgment by management.

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

As of September 30, 2015 and December 31, 2014, unamortized discounts and origination fees on debt investments amounted to $2.3 million and $3.7 million, respectively. For the three and nine months ended September 30, 2015, we recognized net loan origination fee income of $0.3 million and $1.3 million, respectively. For the three and nine months ended September 30, 2014, we recognized net loan origination fee income of $0.5 million and $1.1 million, respectively. For the three and nine months ended September 30, 2015, we recognized PIK interest income in the amount of $0.3 million and $0.9 million, respectively. For the three and nine months ended September 30, 2014, we recognized PIK interest income in the amount of $0.2 million and $0.4 million, respectively. To maintain its status as a RIC, we include non-cash interest income in the amounts that must be paid out to our shareholders in the form of distributions.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution supported by tax-basis earnings and profits. Dividend income on preferred equity is accrued as earned. Such dividends on preferred equity securities could be payable in cash or in additional preferred securities and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reflected as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are reflected in the investment account. We stop accruing PIK dividends on our preferred equity securities when it is determined that the dividend is not collectible. We assess the collectability of the PIK dividends based on factors including the fair value of the preferred equity security, the valuation of the portfolio company’s enterprise value, and proceeds expected to be received over the life of the investments. In addition, we may receive distributions from certain of our investments taxed as flow through entities. Each such distribution is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from investments taxed as flow through entities as dividend income unless there are sufficient accumulated tax-basis earnings and profits prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. During the three and nine months ended September 30, 2015, we recognized preferred dividend income of $0.5 million and $1.3 million, respectively, of which $0.4 million and $1.1 million, respectively, was contractually earned but not declared. During the three and nine months ended September 30, 2014, we recognized preferred dividend income of $0.3 million and $0.4 million, respectively, of which $0.3 million was contractually earned but not declared during such periods. During the three and nine months ended September 30, 2015, we recognized common stock dividend income of $0.1 million. We did not recognize any common stock dividend income for the three and nine months ended September 30, 2014.

Fee Income: We may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, and other contractual fees. Such revenue is recognized as the related services are rendered and amounted to $0.4 million and $0.7 million, for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, we recognized fee income of $0.3 million and $0.4 million, respectively.

Net Realized and Unrealized Gain or Loss on Investments: Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of the investment, without regard to unrealized gains or losses previously recognized. Investments are recorded at fair value. Our Board determines the fair value of our portfolio investments. After recording all appropriate interest, dividend, and other income, some of which is reflected in the investment account as described above, we report changes in fair value of investments that are measured at fair value as a component of the net changes in unrealized appreciation/depreciation on investments in the consolidated statements of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further designated to be accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest based on contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of management, there is reasonable doubt about the collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has already been contractually added to the principal balance, is reversed against current period interest income. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. At September 30, 2015, we had two non-accrual loans which were accounted for as non-accrual cash method loans with an aggregate fair value of $1.2 million, one of which was settled on October 2, 2015 (cost and fair value was $4.0 million and $0.1 million, respectively, at September 30, 2015). At December 31, 2014, we had one non-accrual loan which was accounted for as a non-accrual cash method loan with an aggregate fair value of $0.8 million.

Principles of consolidation.

Our September 30, 2015 consolidated unaudited financial statements include the accounts of OFS Capital and its wholly owned subsidiaries, OFS Capital WM, SBIC I LP, SBIC I GP, and FQSR. We consolidate an affiliated subsidiary if we own more than 50 percent of the subsidiary’s equity and hold the controlling financial interest in such subsidiary. We also consolidate a variable interest entity (“VIE”) if we are the primary beneficiary in the VIE.

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

On May 28, 2015, in connection with the WM Asset Sale, we entered into a Loan Administration Services Agreement with Madison pursuant to which Madison will provide loan servicing and other administrative services to OFS Capital WM with respect to certain of its remaining loan assets. In return for its loan administration services, Madison will receive a quarterly loan administration fee of 0.25% per annum based on the average daily principal balances of the loan assets for such quarter. For the three and nine months ended September 30, 2015, we incurred loan administration fee expense of $15 thousand and $20 thousand, respectively.

Portfolio Composition and Investment Activity

Portfolio Composition

The total fair value of our investments was approximately $247.2 million at September 30, 2015 and approximately $312.2 million at December 31, 2014. Our investment portfolio as of September 30, 2015 consisted of outstanding loans to 38 portfolio companies, totaling approximately $230.1 million in aggregate principal amount (including SBIC I LP’s $191.8 million in loans to 25 portfolio companies), of which 69% were senior secured loans and 31% were subordinated loans, as well as $24.6 million in equity investments, at fair value. At September 30, 2015, our equity investments consisted of $24.6 million held by SBIC I LP in 15 portfolio companies in which it also held a debt investment and one portfolio company in which it solely held an equity investment. As of September 30, 2015, we had $4.6 million of unfunded commitments to four portfolio companies, consisting of $4.2 million of unfunded debt commitments and $0.4 million of unfunded equity commitments, all of which were commitments of SBIC I LP.

The following table summarizes the composition of our investment portfolio as of September 30, 2015.

	Commitment	Outstanding Principal	Fair Value
	(Dollar amounts in thousands)
Senior secured term loan	$158,428	$158,428	$151,393
Subordinated term loan	74,800	71,672	71,256
Senior secured revolver	1,094	-	(27)
Equity investments	24,962	N/A	24,598
	$259,284	$230,100	$247,220
Total # of Obligors	38	38	38

The following table summarizes the composition of our investment portfolio as of December 31, 2014.

	Commitment	Outstanding Principal	Fair Value
	(Dollar amounts in thousands)
Senior secured term loan	$252,471	$248,971	$241,773
Subordinated term loan	55,230	52,352	52,453
Senior secured revolver	1,094	-	(24)
Equity investments	18,396	N/A	18,032
	$327,191	$301,323	$312,234
Total # of Obligors	61	61	61

Our investment portfolio encompassed a broad range of geographical regions within the United States and industries. The following table provides a regional breakdown of our debt investment portfolio commitments as of September 30, 2015.

	Commitment	Percent
	(Dollar amounts in thousands)
South	$103,577	44.2%
Northeast	79,077	33.7
West	37,208	15.9
Midwest	14,460	6.2
Total	$234,322	100.0%

The following table provides a regional breakdown of our debt investment portfolio commitments as of December 31, 2014.

	Commitment	Percent
	(Dollar amounts in thousands)
Northeast	$107,769	34.9%
South	98,814	32.0
West	63,921	20.7
Midwest	38,291	12.4
Total	$308,795	100.0%

As of September 30, 2015, our debt and equity investment portfolio’s three largest industries were: Services: Business, Healthcare & Pharmaceuticals, and Capital Equipment, totaling approximately 55.4% of the investment portfolio. The following table summarizes our investment portfolio commitments by industry as of September 30, 2015.

	As of September 30, 2015
Industry	Commitment	Percent
	(Dollar amounts in thousands)
Services: Business	$66,238	25.5%
Healthcare & Pharmaceuticals	43,518	16.8
Capital Equipment	34,099	13.1
Banking, Finance, Insurance & Real Estate	24,838	9.6
Aerospace & Defense	15,454	6.0
Media: Advertising, Printing & Publishing	15,206	5.9
Construction & Building	11,253	4.3
Metals & Mining	10,231	3.9
Consumer goods: Non-durable	9,370	3.6
Services: Consumer	8,712	3.4
Chemicals, Plastics & Rubber	4,857	1.8
Media: Diversified & Production	4,298	1.7
Telecommunications	3,907	1.5
Hotel, Gaming & Leisure	3,000	1.2
High Tech Industries	2,303	0.9
Containers, Packageing & Glass	2,000	0.8
	$259,284	100.0%

As of December 31, 2014, our debt and equity investment portfolio’s three largest industries were: Services: Business, Healthcare & Pharmaceuticals, and Capital Equipment, totaling approximately 50.7% of the investment portfolio. The following table summarizes our investment portfolio commitments by industry as of December 31, 2014.

	As of December 31, 2014
Industry	Commitment	Percent
	(Dollar amounts in thousands)
Services: Business	$77,895	23.9%
Healthcare & Pharmaceuticals	49,862	15.2
Capital Equipment	38,021	11.6
Banking, Finance, Insurance & Real Estate	27,216	8.3
Media: Advertising, Printing & Publishing	20,513	6.3
Aerospace & Defense	18,100	5.5
Chemicals, Plastics & Rubber	17,580	5.4
Metals & Mining	14,097	4.3
Construction & Building	12,574	3.9
Services: Consumer	9,576	2.9
High Tech Industries	7,630	2.3
Environmental Industries	7,577	2.3
Telecommunications	6,987	2.1
Media: Diversified & Production	4,244	1.3
Containers, Packaging & Glass	4,009	1.2
Media: Broadcasting & Subscription	3,592	1.1
Retail	3,589	1.1
Energy: Oil & Gas	2,810	0.9
Consumer goods: Non-durable	1,319	0.4
	$327,191	100.0%

The following tables summarizes our debt investment portfolio by size of exposure as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015
Debt Investment Size (in millions)	Commitment	Percent	Number
	(Dollar amounts in thousands)
$0 - $3	$22,564	9.6%	10
$3 - $4	11,696	5.0	3
$4 - $5	31,628	13.5	7
$5 - $10	90,935	38.8	12
> $10	77,499	33.1	6
	$234,322	100.0%	38

	As of December 31, 2014
Debt Investment Size (in millions)	Commitment	Percent	Number
	(Dollar amounts in thousands)
$0 - $3	$35,555	11.5%	15
$3 - $4	52,486	17.0	15
$4 - $5	67,292	21.8	15
$5 - $10	77,240	25.0	10
>$10	76,222	24.7	6
	$308,795	100.0%	61

The following table provides a breakdown of our debt investment portfolio by yield and investment category as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015		As of December 31, 2014
Yield to Fair Value	Senior Secured Debt	Subordinated Debt	Senior Secured Debt	Subordinated Debt
Less than 6%	1.3%	-%	11.3%	-%
6% - 7%	12.1	-	37.8	-
8% - 10%	36.2	-	26.3	-
Greater than 10%	50.4	100.0	24.6	100.0
Total	100.0%	100.0%	100.0%	100.0%

Investment Activity

For the nine months ended September 30, 2015, we closed new debt investments with eight new portfolio companies for an aggregate principal balance of $42.7 million, of which $3.0 million was settled in October 2015. In addition, we made new debt investments of approximately $33.6 million in six existing portfolio companies. For the nine months ended September 30, 2015, we purchased equity interests of $5.7 million in two new portfolio companies. For the nine months ended September 30, 2015, we received approximately $61.9 million in proceeds from principal payments on debt investments, and approximately $97.7 million in proceeds from investments we sold or redeemed by the portfolio company, of which approximately $7.2 million pertained to a debt investment we sold in December 2014, $67.3 million resulted from the WM Asset Sale, and $3.5 million related to the sale of our equity interests in two portfolio companies which we realized a capital gain of approximately $1.5 million.

For the three months ended September 30, 2015, we closed new debt investments with two new portfolio companies with an aggregate principal balance of $5.0 million, of which $3.0 million was settled in October 2015. In addition, we closed new debt investments with four existing portfolio companies with an aggregate principal balance of $26.9 million. For the three months ended September 30, 2015, we received approximately $30.7 million in proceeds from principal payments on debt investments, and approximately $8.6 million in proceeds from investments we sold or redeemed by the portfolio company, of which $0.8 million related to the sale of our equity interests in two portfolio companies.

For the nine months ended September 30, 2014, we closed new debt investments with 11 portfolio companies with an aggregate principal balance of $84.9 million and made follow-on debt investments of approximately $3.8 million in three existing portfolio companies. In addition, for the nine months ended September 30, 2014, we purchased new equity interests totaling approximately $2.2 million in two portfolio companies, made a follow-on equity investment of approximately $0.4 million in one existing portfolio company, and received warrants in connection with a new debt investment in the amount of approximately $0.5 million. For the nine months ended September 30, 2014, we received approximately $59.1 million in proceeds from principal payments on debt investments, and approximately $9.5 million in proceeds from debt investments we sold, of which approximately $4.5 million pertained to a debt investment we sold in December 2013.

For the three months ended September 30, 2014, we closed new debt investments with seven portfolio companies with an aggregate principal balance of $61.9 million and made follow-on debt investments of approximately $3.0 million in two existing portfolio companies. In addition, for the three months ended September 30, 2014, we purchased new equity interests totaling approximately $2.2 million in two portfolio companies, made a follow-on equity investment of approximately $0.4 million in one existing portfolio company, and received warrants in connection with a new debt investment in the amount of approximately $0.5 million. For the three months ended September 30, 2014, we received approximately $29.4 million in proceeds from principal payments on debt investments, and approximately $2.0 million in proceeds from debt investments we sold.

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

The following table shows the classification of our debt investments portfolio by credit rating as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
Credit Rating	(Dollar amounts in thousands)
1	$-	-%	$-	-%
2	12,657	5.7	13,646	4.6
3	200,468	90.0	272,387	92.6
4	4,838	2.2	7,368	2.5
5	4,575	2.1	-	-
6	84	-	801	0.3
7	-	-	-	-
	$222,622	100.0%	$294,202	100.0%

The following table shows the cost and fair value of our portfolio of investments by asset class as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
	(Dollar amounts in thousands)
Senior Secured
Performing	$151,327	$150,194	$241,863	$240,948
Non-Accrual	5,175	1,172	3,988	801
Subordinated
Performing	71,472	71,256	52,337	52,453
Non-Accrual	-	-	-	-
Equity Investments	19,333	24,598	15,385	18,032
Total	$247,307	$247,220	$313,573	$312,234

At September 30, 2015 we had two non-accrual loans with a fair value of approximately $1.2 million. As of December 31, 2014, we had one non-accrual loan with a fair value of approximately $0.8 million.

As of September 30, 2015, the weighted average yield to fair value of our debt investment portfolio was approximately 11.82% comprised of a weighted average yield to fair value of 10.98% and 13.59% from our senior secured debt investments and subordinated debt investments, respectively. Throughout this document, the weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized accretion of OID and amortization of deferred loan fees divided by (b) total debt investments at fair value excluding assets on non-accrual basis. The weighted average yield on debt investments at fair value is computed as of the balance sheet date.

As of September 30, 2015, floating rate loans comprised 56% of our debt investment portfolio and fixed rate loans comprised 44% of our debt investment portfolio, as a percent of fair value.

Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment, and the competitive environment for the types of investments we make.

Results of Operations

Key Financial Measures

The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.

Revenues. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of September 30, 2015, floating rate and fixed rate loans comprised 56% and 44% respectively, as a percent of fair value, of our current debt investment portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some cases, our investments will provide for deferred interest or dividend payment, PIK interest, or PIK dividend, respectively (meaning interest or dividend paid in the form of additional principal amount of the loan or equity security instead of in cash). In addition, we may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, and other contractual fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and we accrete or amortize such amounts over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income.

Expenses. Our primary operating expenses include interest expense due under our outstanding borrowings, the payment of fees to OFS Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state, and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance, and other insurance premiums;

•	direct costs, such as printing, mailing, and long-distance telephone;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•	other expenses incurred by either OFS Services or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to policies reviewed and approved by our board of directors) of overhead.

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

Comparison of the three and nine month periods ended September 30, 2015 and 2014

Consolidated operating results for the three and nine month periods ended September 30, 2015 and 2014, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)

Total investment income	$7,688	$6,197	$23,391	$15,867
Total expenses	4,058	3,304	14,260	9,475
Net investment income	3,630	2,893	9,131	6,392
Net realized and unrealized gain (loss) on investments	(2,209)	942	2,924	51
Net increase in net assets resulting from operations	$1,421	$3,835	$12,055	$6,443

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net income may not be meaningful.

Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)

Interest income
Non-control/non-affiliate investments	$5,387	$4,420	$17,319	$11,730
Affiliate investments	1,308	896	4,062	2,515
Control investment	-	277	-	843
Total interest income	6,695	5,593	21,381	15,088
Dividend income
Non-control/non-affiliate investments	185	-	333	-
Affiliate investments	406	335	1,016	394
Total dividend income	591	335	1,349	394
Fee income
Non-control/non-affiliate investments	310	205	448	213
Affiliate investments	92	89	213	147
Control investment	-	(25)	-	25
Total fee income	402	269	661	385
Total investment income	$7,688	$6,197	$23,391	$15,867

Comparison of Investment Income for the Three Months Ended September 30, 2015 and 2014:

Total investment income increased by approximately $1.5 million, or 24%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The $1.5 million increase in total investment income was due to an increase in interest, dividend, and fee income. The increase in interest income was primarily attributable to a significant increase in debt investments originated by SBIC I LP (“SBIC I LP Investments”) since September 30, 2014, which typically have a higher yield than the debt investments held by OFS Capital WM (“OFS Capital WM Investments”). The increase in dividend income was primarily attributable to an increase in recognized dividend income contractually earned but not declared on certain of our preferred equity investments held by SBIC I LP during the three months ended September 30, 2015. The increase in fee income was attributable to an increase in fee income recognized by SBIC I LP in connection with certain of its debt investments. The increase in total investment income from SBIC I LP Investments was offset by a decrease in interest income from OFS Capital WM Investments due to a decrease in OFS Capital WM Investments since the quarter ended September 30, 2014, including the WM Asset Sale which occurred during the second quarter of 2015.

Comparison of Investment Income for the Nine Months Ended September 30, 2015 and 2014:

Total investment income increased by approximately $7.5 million, or 47%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The $7.5 million increase in total investment income was due to an increase in interest income, dividend, and fee income. The increase in interest income was primarily attributable to a significant increase in SBIC I LP Investments since September 30, 2014, which typically have a higher yield than OFS Capital WM Investments. The increase in dividend income was primarily attributable to an increase in recognized dividend income contractually earned but not declared on certain of our preferred equity investments primarily held by SBIC I LP during the nine months ended September 30, 2015. The increase in fee income was primarily attributable to an increase in fee income recognized by SBIC I LP in connection with certain of its debt investments. The increase in total investment income from SBIC I LP Investments was offset by a decrease in interest income from OFS Capital WM investments due to a decrease in OFS Capital WM Investments since the quarter ended September 30, 2014.

Interest Income

Comparison of Interest Income for the Three Months Ended September 30, 2015 and 2014:

 For the three months ended September 30, 2015, we generated total interest income from non-control/non-affiliate of approximately $5.4 million, of which approximately $4.9 million was generated by SBIC I LP Investments and approximately $0.5 million by OFS Capital WM Investments. For the three months ended September 30, 2014, interest income from non-control/non-affiliate investments was approximately $4.4 million, of which approximately $1.7 million was generated by SBIC I LP Investments and $2.7 million by OFS Capital WM Investments. The increase in interest income from non-control/non-affiliate investments generated by SBIC I LP Investments of approximately $3.2 million was attributable to an increase in debt investments originated by SBIC I LP since the quarter ended September 30, 2014. The decrease in interest income from non-control/non-affiliate investments generated by OFS Capital WM Investments of approximately $2.2 million was primarily due to the decrease in OFS Capital WM Investments since the quarter ended September 30, 2014.

SBIC I LP holds all of our affiliate investments. For the three months ended September 30, 2015 and 2014, SBIC I LP generated total interest income from affiliate investments of approximately $1.3 million and $0.9 million, respectively. The increase in total interest income from affiliate investments of approximately $0.4 million was primarily due to an increase in debt investments originated by SBIC I LP since the quarter ended September 30, 2014.

SBIC I LP held our only control investment in Tangible Software, Inc. (“Tangible”) until December 17, 2014, when the Tangible investment was restructured. The post-restructured debt investment was categorized as an affiliate investment. For the three months ended September 30, 2014, SBIC I LP generated total interest income from its control investment in the amount of approximately $0.3 million.

Comparison of Interest Income for the Nine Months Ended September 30, 2015 and 2014:

 For the nine months ended September 30, 2015, we generated total interest income from non-control/non-affiliate investments of approximately $17.3 million, of which approximately $13.2 million was generated by SBIC I LP Investments and $4.1 million by OFS Capital WM Investments. For the nine months ended September 30, 2014, interest income from non-control/non-affiliate investments was approximately $11.7 million, of which approximately $2.9 million was generated by SBIC I LP Investments and $8.8 million by OFS Capital WM Investments. The increase in interest income from non-control/non-affiliate investments generated by SBIC I LP Investments of approximately $10.3 million was attributable to an increase in debt investments originated by SBIC I LP since the quarter ended September 30, 2014. The decrease in interest income from non-control/non-affiliate investments generated by OFS Capital WM Investments of approximately $4.7 million was primarily due to the decrease in OFS Capital WM Investments since the quarter ended September 30, 2014.

SBIC I LP holds all of our affiliate investments. For the nine months ended September 30, 2015 and 2014, SBIC I LP generated total interest income from affiliate investments of approximately $4.1 million and $2.5 million, respectively. The increase in total interest income from affiliate investments of approximately $1.6 million was primarily due to an increase in debt investments originated by SBIC I LP since the quarter ended September 30, 2014.

SBIC I LP held our only control investment in Tangible until December 17, 2014, when the Tangible investment was restructured. The post-restructured debt investment was categorized as an affiliate investment. For the nine months ended September 30, 2014, SBIC I LP generated total interest income from its control investment of approximately $0.8 million.

Dividend Income

Comparison of Dividend Income for the Three Months Ended September 30, 2015 and 2014:

During the three months ended September 30, 2015 and 2014, SBIC I LP generated dividend income of approximately $0.6 million and $0.3 million, respectively. The increase of approximately $0.3 million was primarily due to an increase in recognized dividend income contractually earned but not declared on certain of our preferred equity investments held by SBIC I LP during the three months ended September 30, 2015.

Comparison of Dividend Income for the Nine Months Ended September 30, 2015 and 2014:

During the nine months ended September 30, 2015 and 2014, SBIC I LP generated dividend income of approximately $1.3 million and $0.4 million, respectively. The increase of approximately $0.9 million was primarily an increase in recognized dividend income contractually earned but not declared on certain of our preferred equity investments primarily held by SBIC I LP during the nine months ended September 30, 2015.

Fee Income

Comparison of Fee Income for the Three Months Ended September 30, 2015 and 2014:

During the three months ended September 30, 2015 and 2014, SBIC I LP generated fee income of approximately $0.4 million and $0.3 million, respectively. The increase of approximately $0.1 million was primarily due to an increase in fee income recognized by SBIC I LP in connection with certain of its debt investments.

Comparison of Fee Income for the Nine Months Ended September 30, 2015 and 2014:

During the nine months ended September 30, 2015 and 2014, SBIC I LP generated fee and other income of approximately $0.7 million and $0.4 million, respectively. The increase of approximately $0.3 million was primarily due to an increase in fee income recognized by SBIC I LP in connection with certain of its debt investments.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)

Interest expense	$1,089	$1,001	$3,642	$2,989
Amortization and write-off of deferred financing closing costs	96	167	2,004	469
Amortization of intangible asset	48	49	146	161
Management fees	1,120	543	4,101	2,341
Incentive fee	908	723	1,514	723
Professional fees	262	382	857	1,112
Administrative fee	281	212	1,148	972
General and administrative expenses	254	227	848	708
Total expenses	$4,058	$3,304	$14,260	$9,475

Comparison of Expenses for the Three Months Ended September 30, 2015 and 2014:

Total expenses increased by approximately $0.8 million, or 23%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Interest expense increased by approximately $0.1 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, due to an increase of approximately $0.9 million in interest expense incurred on our SBA debentures, which increased substantially at September 30, 2015 compared with the debenture balance at September 30, 2014, offset by a 2015 decrease of approximately $0.8 million in interest expense on the WM Credit Facility, due to termination of the facility on May 28, 2015.

Amortization and write-off of deferred financing closing costs decreased by approximately $0.1 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. We amortized approximately $0.1 million of deferred financing closing costs in connection with our SBA debentures for the three months ended September 30, 2015, and approximately $0.2 million of deferred financing closing costs primarily in connection with the WM Credit Facility for the three months ended September 30, 2014.

Management fee expense totaled approximately $1.1 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. The increase of approximately $0.6 million was due to an increase of approximately $0.8 million of base management fee expense we incurred to OFS Advisor, offset by a decrease of approximately $0.2 million of loan management fee charged by MCF. The increase in the base management fee expense we incurred to OFS Advisor was primarily due to the reset of our base management fee to 0.4375% per quarter effective January 1, 2015 as compared with 0.145833% effective April 1, 2014. The decrease in the loan management fee charged by MCF was due to the elimination of the loan management fee as a result of the termination of the Loan and Security Agreement on May 28, 2015.

Incentive fee expense totaled approximately $0.9 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively. The increase of approximately $0.2 million was a result of an increase in our pre-incentive fee net investment income for the quarter ended September 30, 2015, as compared with the quarter ended September 30, 2014.

Comparison of Expenses for the Nine Months Ended September 30, 2015 and 2014:

Total expenses increased by approximately $4.8 million, or 51%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Interest expense increased by approximately $0.7 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due to an increase of approximately $2.1 million in interest expense incurred on our SBA debentures, which increased substantially at September 30, 2015 compared with the debenture balance at September 30, 2014, offset by a 2015 decrease of approximately $1.4 million in interest expense on the WM Credit Facility, primarily due to lower borrowings on the facility in 2015 and the termination of the facility on May 28, 2015.

Amortization and write-off of deferred financing closing costs increased by approximately $1.5 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to a write-off of deferred financing closing costs in the amount of approximately $0.4 million in connection with our March 2015 permanent reduction of the WM Credit Facility from $100.0 million to $75.0 million, and a write-off of the remaining deferred financing closing costs in the amount of approximately $1.2 million in connection with our full payoff and retirement of the WM Credit Facility on May 28, 2015.

Management fee expense totaled approximately $4.1 million for the nine months ended September 30, 2015, consisting of approximately $3.8 million of base management fee expense we incurred to OFS Advisor and approximately $0.3 million of loan management fee charged by MCF. Management fee expense totaled approximately $2.3 million for the nine months ended September 30, 2014, consisting of approximately $1.7 million of base management fee expense we incurred to OFS Advisor and approximately $0.6 million of loan management fee charged by MCF. The base management fee to OFS Advisor increased by a total of approximately $2.1 million, of which approximately $0.7 million was due to an increase in our average total assets at September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014 (“2015 Management Fee Base”), as compared to our average total assets at September 30, 2014, June 30, 2014, March 31, 2014, and December 31, 2013 (“2014 Management Fee Base”), and approximately $1.4 million was due to the reset of our base management fee to 0.4375% per quarter effective January 1, 2015 as compared with 0.145833% effective April 1, 2014.

Incentive fee expense totaled approximately $1.5 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of approximately $0.8 million was a result of an increase in our pre-incentive fee net investment income for the applicable quarters during the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014.

Net Realized and Unrealized Gain (Loss) on Investments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)
Net realized gain on non-control/non-affiliate investments	$254	$17	$3,132	$17
Net realized gain on affiliate investments	-	-	1,471	28
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(2,115)	427	(3,173)	106
Net change in unrealized appreciation/depreciation on affiliate investments	(348)	964	1,494	1,591
Net change in unrealized depreciation on control investment	-	(466)	-	(1,691)
Net realized and unrealized gain (loss) on investments	$(2,209)	$942	$2,924	$51

Comparison of Realized and Unrealized Gain (Loss) on Investments for the Three Months Ended September 30, 2015 and 2014:

For the three months ended September 30, 2015, we recorded net realized gain on non-control/non affiliate investments of approximately $0.3 million, primarily related to the sale of an equity investment.

For the three months ended September 30, 2015, we recorded net change in unrealized appreciation/depreciation on non-control/non-affiliate investments of approximately $(2.1) million, consisting of approximately $(1.7) million on debt investments held by SBIC I LP, and $(0.4) million on debt investments held by OFS Capital WM (primarily attributable to one of its non-accrual loans which existed at December 31, 2014 and September 30, 2015 and subsequently settled in October 2015). In addition, for the three months ended September 30, 2015, we recorded net change in unrealized appreciation/depreciation on affiliate investments of approximately $(0.3) million on debt and equity investments held by SBIC I LP.

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

Comparison of Realized and Unrealized Gain (Loss) on Investments for the Nine Months Ended September 30, 2015 and 2014:

For the nine months ended September 30, 2015, we recorded net realized gain on non-control/non affiliate investments of approximately $3.1 million, of which approximately $2.7 million represented net realized gain in connection with the WM Asset Sale, $0.2 million resulted from the sale of four of our debt investments, and $0.2 million resulted from the sale of an equity investment. For the nine months ended September 30, 2015, we recorded net realized gain on affiliate investments of approximately $1.5 million related to the sale of two of our equity investments.

For the nine months ended September 30, 2015, we recorded net change in unrealized appreciation/depreciation on non-control/non-affiliate investments of approximately $(3.2) million, consisting of approximately $(2.1) million of a reversal of previously recorded net unrealized appreciation associated with the WM Asset Sale, net unrealized depreciation of $(0.8) million on debt investments held by OFS Capital WM (primarily attributable to one of its non-accrual loans which existed at December 31, 2014 and September 30, 2015 and subsequently settled in October 2015), and approximately $(0.3) million of net unrealized depreciation on our debt and equity investments held by SBIC I LP. In addition, for the nine months ended September 30, 2015, we recorded net change in unrealized appreciation/depreciation on affiliate of investments of approximately $1.5 million, consisting of approximately $2.0 million of net unrealized appreciation on debt and equity investments held by SBIC I LP, offset by approximately $(0.5) million of a reversal of previously recorded net unrealized appreciation in connection with an equity sale.

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

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $41.5 million and $12.4 million, respectively. During the nine months ended September 30, 2015, we had net cash provided by operating activities of $89.1 million, primarily due to cash collections of $97.7 million from sale of our portfolio investments, including $7.2 million of cash collection from an investment we sold in December 2014, $67.3 million from the WM Asset Sale, and $4.4 million from the sale of our equity interests in four portfolio companies, $61.9 million of cash we received from principal payments on our portfolio investments, as well as our $12.1 million net increase in net assets resulting from operations. These cash receipts were offset by $78.6 million of cash we used to purchase portfolio investments.

Net cash used in financing activities was $(60.0) million for the nine months ended September 30, 2015, primarily attributable to $22.6 million of draws from our SBA debentures (net of the fees), offset by the $72.6 million of net repayments on the WM Credit Facility which was paid in full and retired on May 28, 2015 and $9.4 million of cash we paid in dividends and distributions.

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

The investments held by OFS Capital WM, prior to the termination of the WM Credit Facility, were serviced by MCF, as the loan manager, pursuant to the Loan and Security Agreement. Under the WM Credit Facility, the loan manager charged both a senior and subordinated management fee to OFS Capital WM for its services, each at 0.25% per annum of the assigned value of the underlying portfolio investments, plus an accrued fee that was deferred until the earlier of the end of the investment period of the portfolio investments or termination of the Loan and Security Agreement. For the three and nine months ended September 30, 2015, we incurred management fee expense of zero and $0.3 million, respectively, to the loan manager. For the three and nine months ended September 30, 2014, we incurred management fee expense of $0.2 million and $0.6 million, respectively, to the loan manager.

The interest rate on the outstanding borrowings at December 31, 2014 was 2.76%. The unused commitment fee on the WM Credit Facility was (1) 0.5% per annum of the first $25.0 million of the unused facility and (2) 2% per annum of the balance in excess of $25.0 million, and was included in interest expense on the consolidated statement of operations. For the three and nine months ended September 30, 2015, interest expense on the revolving line of credit totaled zero and $0.8 million, respectively. For the three and nine months ended September 30, 2014, interest expense on the revolving line of credit totaled 0.7 million and $2.3 million, respectively.

Deferred financing closing costs, net of accumulated amortization, on the WM Credit Facility as of December 31, 2014 were $1.8 million. For the three and nine months ended September 30, 2015, amortization and write-off of deferred financing closing costs on the revolving line of credit totaled zero and $1.8 million, respectively. For the three and nine months ended September 30, 2014, amortization and write-off of deferred financing closing costs on the revolving line of credit totaled $0.2 million and $0.5 million, respectively. Write-offs of deferred financing closing costs occurred when the credit facility’s commitment was permanently reduced. On March 12, 2015, we elected to permanently reduce the maximum facility on the WM Credit Facility from $100.0 million to $75.0 million, resulting in a write-off of deferred financing closing costs of $0.4 million (no financing costs were incurred in connection with this facility reduction). As a result of the termination of the WM Credit Facility, on May 28, 2015, we wrote off the remaining unamortized deferred financing closing costs of $1.2 million.

SBA Debentures

As a result of the SBIC Acquisitions, SBIC I LP became our wholly-owned subsidiary effective December 4, 2013. SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to OFS Capital, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate is fixed at the first pooling date after issuance, which is March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150.0 million. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of September 30, 2015, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA. As of December 31, 2014, SBIC I LP had leverage commitments of $149.9 million from the SBA, and $127.3 million of outstanding SBA-guaranteed debentures.

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

On a stand-alone basis, SBIC I LP held approximately $242.5 million and $215.7 million in assets at September 30, 2015 and December 31, 2014, respectively, which accounted for approximately 82% and 63% of our total consolidated assets at September 30, 2015 and December 31, 2014, respectively.

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

In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at September 30, 2015), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including debt and equity offerings, and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of September 30, 2015, we had $4.6 million of total unfunded commitments to four portfolio companies. Unfunded commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2015:

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

Commitments and Contingencies

At September 30, 2015, we had $4.6 million of total unfunded commitments for four portfolio companies, consisting of $4.2 million of unfunded debt commitments and $0.4 million of unfunded equity commitments. At December 31, 2014, we had $7.8 million of total unfunded commitments for six portfolio companies, consisting of $7.4 million of unfunded debt commitments and $0.4 million of unfunded equity commitments. We maintain sufficient cash on hand and availability in borrowings to fund such unfunded commitments.

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

The following table summarizes our distributions declared and paid to date on all shares subsequent to our initial public offering (“IPO”) (dollar amounts in thousands except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Total Amount
Fiscal 2015
August 6, 2015	September 16, 2015	September 30, 2015	$0.34	$3,289
May 4, 2015	June 16, 2015	June 30, 2015	0.34	3,286
March 4, 2015	March 17, 2015	March 31, 2015	0.34	3,281

Fiscal 2014
November 4, 2014	December 17, 2014	December 31, 2014	$0.34	$3,278
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,276
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,275
January 21, 2014	January 31, 2014	February 14, 2014	0.34	3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)	Represents the distribution declared in the specified period, which, if prorated for the number of days remaining in the fourth quarter after our IPO in November 2012, would have been $0.34 per share.

(2)	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of these distributions were determined as of September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012 (for the period November 8, 2012 through December 31, 2012), the Company estimated that approximately zero, $0.08, $0.07, $0.11, $0.04, $0.12, $0.19, zero, $0.18, $0.19, $0.18, and zero, respectively, would have represented a return of capital.

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

Distributions in excess of our current and accumulated earnings and profits generally are treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions are treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For the distributions paid during the nine months ended September 30, 2015, out of the approximately $9.9 million distribution, approximately 13% represented a return of capital, 1% represented capital gains and 86% represented ordinary income.

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

The base management fee is payable quarterly in arrears. The base management fee expense was approximately $1.1 million and $3.8 million for the three and nine months ended September 30, 2015, respectively. The base management fee expense was approximately $0.4 million and $1.7 million for the three and nine months ended September 30, 2014, respectively.

The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest, or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend, and zero coupon securities), accrued income that we have not yet received in cash.

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

We incurred incentive fee expense of $0.9 million and $1.5 million for the three and nine months ended September 30, 2015, respectively. For both the three and nine months ended September 30, 2014, we incurred incentive fee expense of $0.7 million.

License Agreement

We have entered into a license agreement with OFSAM under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.”

Administration Agreement

Pursuant to an Administration Agreement, OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary, and their respective staffs. The administrative fee is payable quarterly in arrears. For the three and nine months ended September 30, 2015, we incurred and administration fee expense of $0.3 million and $1.1 million, respectively. For the three and nine months ended September 30, 2014, we incurred and administration fee expense of $0.2 million and $1.0 million, respectively.

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

Recent Developments

On November 5, 2015, we, as borrower, entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide OFS Capital with a $15.0 million senior secured revolving credit facility (“PWB Credit Facility”), with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests. The BLA matures on November 7, 2017. Advances under the facility will bear interest at a fixed rate per annum equal to 4.75%. We paid a $150 thousand commitment fee in connection with the closing of the PWB Credit Facility.

The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2015, 56% of our debt investments bore interest at floating interest rates and 44% of our debt investments bore fixed interest rates. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. All of the debt investments bearing floating interest rates in our portfolio as of September 30, 2015 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments until LIBOR exceeds the interest rate floor.

Assuming that our consolidated balance sheet as of September 30, 2015 was to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Interest	Interest	Net increase
Basis point increase (1)	income	expense (2)	(decrease)
	(Amounts in thousands)
100	$348	$-	$348
200	1,514	-	1,514
300	2,790	-	2,790
400	4,067	-	4,067
500	5,344	-	5,344

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.
(2)	As of September 30, 2015, our outstanding debt consisted of our SBA debentures payable which carry a fixed interest rate over the term of the debenture.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending or threatened legal proceedings against us as of September 30, 2015. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2015, we issued 14,355 shares of common stock to shareholders in connection with our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $147 thousand.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description

10.1	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015*

10.2	Promissory Note between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015*

10.3	Commercial Guaranty Agreement among OFS Capital Corporation, OFS Capital WM, LLC, and Pacific Western Bank dated November 5, 2015*

11.1	Computation of Per Share Earnings for OFS Capital Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2015	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015*

10.2	Promissory Note between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015*

10.3	Commercial Guaranty Agreement among OFS Capital Corporation, OFS Capital WM, LLC, and Pacific Western Bank dated November 5, 2015*

11.1	Computation of Per Share Earnings for OFS Capital Corporation (included in the notes to the financial statements contained in this report)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

