Form 10-K
period 2015-12-31
OFS Capital Corp
filed 2016-03-15
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015 based on the closing price on that date of $12.00 on the NASDAQ Global Market was approximately $74.8 million. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. On March 14, 2016, there were 9,691,170 shares outstanding of the Registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

As of December 31, 2015, our investment portfolio consisted of outstanding loans of approximately $228.8 million in aggregate principal amount in 38 portfolio companies and equity investments of approximately $32.6 million, at fair value. As of December 31, 2015, 62% of our investment portfolio was comprised of senior secured loans, 25% of subordinated loans and 13% of equity investments, at fair value.

While our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities, we also may invest up to 30% of our portfolio in opportunistic investments of non-eligible portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.

Our investment strategy includes OFS SBIC I LP (“SBIC I LP”), which received a license under the U.S. Small Business Administration (“SBA”) Small Business Investment Company program, in May 2012. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see “- Regulation—Small Business Investment Company Regulations.”

In January 2015, we filed an application with the SBA for a second SBIC license, which, if approved, would provide up to $75.0 million in additional SBA debentures for the funding of our future investments upon our contribution of at least $37.5 million in additional regulatory capital and subject to the issuance of a leverage commitment by the SBA and other customary procedures. There can be no assurance as to whether or when this application will be approved by the SBA.

On a stand-alone basis, SBIC I LP held approximately $248.6 million and $215.7 million in assets at December 31, 2015 and December 31, 2014, respectively, which accounted for approximately 83% and 63% of our total consolidated assets at December 31, 2015 and December 31, 2014, respectively.

Our investment activities are managed by OFS Capital Management, LLC (“OFS Advisor”) and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the investment advisory agreement between us and OFS Advisor (the “Investment Advisory Agreement”) we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013. We have also entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Services”). Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

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

We have elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (“Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.

About OFS and Our Advisor

OFS (which refers to the collective activities and operations of Orchard First Source Asset Management, LLC (“OFSAM”) and its subsidiaries and certain affiliates) is an established investment platform focused on meeting the capital needs of middle-market companies.

 As of December 31, 2015, OFS had 40 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.

Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM, our parent company prior to the completion of our initial public offering (“IPO”), and is a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”).

Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “—Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents, and the intangible asset and goodwill resulting from the SBIC Acquisitions; but including assets purchased with borrowed amounts, and including assets owned by any consolidated entity) and, therefore, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.

OFS Advisor has entered into a Staffing Agreement with Orchard First Source Capital, Inc. (“OFSC”) a wholly-owned subsidiary of OFSAM. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committee to serve in that capacity. As our investment adviser, OFS Advisor is obligated to allocate investment opportunities among us and any other clients fairly and equitably over time in accordance with its allocation policy.

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

Market Opportunity

Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:

Large Target Market. According to the U.S. Census Bureau in its 2012 economic census, there were approximately 197,000 companies in the United States with annual revenues between $10 million and $2.5 billion, compared with approximately 1,300 companies with revenues greater than $2.5 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the vast bulk of OFS’s portfolio companies since its inception, and constituted the vast bulk of our portfolio as of December 31, 2015. We believe that this market segment will continue to produce significant investment opportunities for us.

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

Robust Demand for Debt Capital. We believe that private equity firms have significant committed but uncalled capital, a large portion of which is still available for investment in the United States. Subject to market conditions, we expect the large amount of unfunded buyout commitments will drive demand for leveraged buyouts over the next several years, which should, in turn, create leveraged lending opportunities for us.

Competitive Strengths and Core Competencies

Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access through the Staffing Agreement with OFSC to the resources and expertise of OFS’s investment professionals. As of December 31, 2015, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.

Significant Investment Capacity. The net proceeds of equity and debt offerings and borrowing capacity under our credit facilities, will provide us with a substantial amount of capital available for deployment into new investment opportunities in our targeted asset class.

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

Extensive Loan Sourcing Capabilities. OFS Advisor gives us access to the deal flow of OFS. We believe OFS’s 19-year history as a middle-market lending platform and its market position make it a leading lender to many sponsors and other deal sources, especially in the currently under-served lending environment, and we have extensive relationships with potential borrowers and other lenders.

Structuring with a High Level of Service and Operational Orientation. We provide client-specific and creative financing structures to our portfolio companies. Based on our experience in lending to and investing in middle-market companies, we believe that the middle-market companies we target, as well as sponsor groups we may pursue, require a higher level of service, creativity and knowledge than has historically been provided by other service providers more accustomed to participating in commodity-like loan transactions.

Rigorous Credit Analysis and Approval Procedures. OFS Advisor utilizes the established, disciplined investment process of OFS for reviewing lending opportunities, structuring transactions and monitoring investments. Using OFS’s disciplined approach to lending, OFS Advisor seeks to minimize credit losses through effective underwriting, comprehensive due diligence investigations, structuring and, where appropriate, the implementation of restrictive debt covenants.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in middle-market companies in the United States. We will continue to focus on investments in senior secured loans, including first lien, second lien, and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities. In particular, we believe that structured equity debt investments (i.e., typically senior secured unitranche loans, often with warrant coverage, and often in companies with no financial sponsor) represent a strong relative value opportunity offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might expect to receive under a traditional multi-tranche structure. We expect that our investments in the equity securities of portfolio companies, such as warrants, preferred stock, common stock and other equity interests, will principally be made in conjunction with our debt investments. Generally, we do not expect to make investments in companies or securities that OFS Advisor determines to be distressed investments (such as discounted debt instruments that have either experienced a default or have a significant potential for default), other than follow-on investments in portfolio companies of ours. We intend to continue to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries.

We target U.S. middle-market companies through OFS’s access to a network of financial institutions, private equity sponsors, investment banks, consultants and attorneys, and our proprietary database of borrowers developed over OFS’s more than 20 years in lending to middle-market companies. A typical targeted borrower will exhibit certain of the following characteristics:

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

Due Diligence and Investment Process Overview

We employ a thorough and disciplined underwriting and due diligence process that is conducted in accordance with established credit policies and procedures, and that is focused on investment recovery. Our process involves a comprehensive analysis of a prospective portfolio company’s market, operational, financial, and legal position, as well as its future prospects. In addition to our own analysis, we may use the services of third parties for environmental reviews, quality of earnings reports, industry surveys, background checks on key managers, and insurance reviews.

We seek to invest in companies that have experienced and incentivized management teams, that have stable and predictable cash flows, and that have defensible market positions. We underwrite our investments with the expectation that we will hold them for a number of years, and we structure and document our investments accordingly.

Our due diligence and underwriting process typically addresses the following elements (although certain elements may not be included in every due diligence undertaking):

•	Prospective Portfolio Company Characteristics: focusing on primary drivers of the company’s revenues and cash flows, including its key products and services; customer and supplier concentrations, and contractual relationships; depth, breadth, and quality of company management, as well as the extent to which the management team is appropriately compensated with equity incentives; and any regulatory, labor, or litigation matters impacting the company.

•	Industry and Competitive Overview: including industry size and the company’s position within it; growth potential and barriers to entry; governmental, regulatory, or technological issues potentially affecting the industry; and cyclicality or seasonality risks associated with the industry.

•	Financial Analysis: involving an understanding of the company’s historical financial results, focusing on actual operating trends experienced over time, in order to forecast future performance, including in various sensitized performance scenarios; attention to projected cash flows, debt service coverage, and leverage multiples under such scenarios; and an assessment of enterprise valuations and debt repayment/investment recovery prospects given such sensitized performance scenarios.

•	Investment Documentation: focusing on obtaining the best legal protections available to us given our position within the capital structure, including, as appropriate, financial covenants; collateral liens and stock pledges; review of loan documents of other of the prospective portfolio company’s creditors; and negotiation of inter-creditor agreements.

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

As of December 31, 2015, we had debt investments in 38 portfolio companies, totaling $224.7 million at fair value, of which $15.7 million, $187.3 million, $17.2 million, and $4.5 million were rated 2, 3, 4, and 5, respectively.

Investment Committees

The purpose of our investment committees is to evaluate and approve our prospective investments, subject at all times to the oversight of our board of directors.

OFS Advisor’s investment committee (“Advisor Investment Committee”), which is comprised of Richard Ressler (Chairman), Jeffrey Cerny, Peter Fidler, Mark Hauser, Bilal Rashid, and Peter Rothschild, is responsible for our overall asset allocation decisions, as well as approval of all of investments made by us directly or through our wholly-owned subsidiaries. Certain members of the Advisor Investment Committee perform a similar role for other investments managed by OFS and its affiliates.

 The investment committee for SBIC I LP (“SBIC Investment Committee”), which is comprised of Peter Fidler, Mark Hauser, Bilal Rashid and Peter Rothschild, (and, together with the Advisor Investment Committee, the “Investment Committees”), is responsible for approval of all of investments made by SBIC I LP. Any investment decision on the part of SBIC I LP requires the unanimous approval of the SBIC Investment Committee.

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

In certain instances, management may seek the approval of our board of directors prior to the making of an investment. In addition to reviewing investments, Investment Committees’ meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with members of the Investment Committees early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members in working efficiently.

Structure of Investments

We anticipate that our loan portfolio will continue to contain investments of the following types with the following typical characteristics:

Senior Secured First-Lien Loans. First-lien senior secured loans comprise, and will continue to comprise, a significant portion of our investment portfolio. We obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans (in certain cases, subject to a payment waterfall). The collateral takes the form of first-priority liens on specified assets of the portfolio company borrower and, typically, first-priority pledges of the ownership interests in the borrower. Our first lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.

Senior Secured Unitranche Loans. Unitranche loans are loans that combine both senior and subordinated debt into one loan under which the borrower pays a single blended interest rate that is intended to reflect the relative risk of the secured and unsecured components. We typically structure our unitranche loans as senior secured loans. We obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans. This collateral takes the form of first-priority liens on the assets of a portfolio company and, typically, first-priority pledges of the ownership interests in the company. We believe that unitranche lending represents a significant growth opportunity for us, offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might realize in a traditional multi-tranche structure. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we will be the sole lender, or we, together with our affiliates, will be the sole lender, of unitranche loans, which can afford us additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

Senior Secured Second-lien Loans. We obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of such loans. This collateral typically takes the form of second-priority liens on the assets of a portfolio company, and we may enter into an intercreditor agreement with the holders of the portfolio company’s first-lien senior secured debt. These loans typically provide for no contractual loan amortization in the initial years of the facility, with all amortization deferred until loan maturity.

Subordinated (“Mezzanine”) Loans. We typically structure these investments as unsecured, subordinated loans that typically provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically will have interest-only payments (often representing a combination of cash pay and payment-in-kind (“PIK”) interest) in the early years, with amortization of principal deferred to maturity. Mezzanine loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Mezzanine investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. Mezzanine loans often include a PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan.

 Warrants and Other Equity Securities. In some cases, we will also acquire an equity interest in the portfolio company in connection with making a loan, or receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

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

Investments

We pursue an investment strategy focused primarily on investments in middle-market companies in the United States. We focus on investments in loans, in which OFS Advisor’s investment professionals have expertise, including investments in first-lien, unitranche, second-lien, and mezzanine loans and, to a lesser extent, on warrants and other equity securities. We seek to create a diverse portfolio by making investments in the securities of middle-market companies that we expect to range generally from $3.0 million to $25.0 million each, although we expect this investment size will vary proportionately with the size of our capital base.

Competition

Our primary competitors include public and private funds, other business development companies, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to maintain our RIC status.

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

Investment Advisory Agreement

Management and Incentive Fee

Pursuant to the Investment Advisory Agreement with and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. For providing these services, OFS Advisor receives a fee from us, consisting of two components—a base management fee and an incentive fee. From the completion of our IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), adjusted for stock issuances and stock purchases, at the end of the two most recently completed calendar quarters. Beginning on November 1, 2013 and through March 31, 2014, pursuant to the Investment Advisory Agreement, the base management fee was calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), adjusted for stock issuances and stock purchases, at the end of the two most recently completed calendar quarters. We have excluded from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013. The base management fee is payable quarterly in arrears. Base management fees for any partial quarter are prorated based on the number of days in the quarter.

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

We incurred base management fee expenses of approximately $4.9 million, $2.2 million, and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The incentive fee has two parts. One part (part one) is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as original issue discount, or OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend, and zero coupon securities), accrued income that we have not yet received in cash.

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

The second part (part two) of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and our aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year. The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive.

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

The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investments. Unrealized capital appreciation is accrued, but not paid until said appreciation is realized. We accrue the Capital Gains Fee if, on a cumulative basis, the sum of the net realized capital gains (and losses) plus net unrealized appreciation (and depreciation) is positive. OFS Advisor has excluded from the Capital Gains Fee calculation the realized gain with respect to the step acquisitions resulting from the SBIC Acquisition. The Capital Gains Fee for any partial year is prorated based on the number of days in such year.

We incurred incentive fee expense of $2.6 million, $1.3 million, and $–0– for the years ended December 31, 2015, 2014, and 2013, respectively. Incentive fees for the year ended December 31, 2015, consisted of part one incentive fees (based on net investment income) of $2.5 million and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $139 thousand, which was accrued but not payable as of December 31, 2015. Incentive fees were $1.3 million and $–0– for the years ended December 31, 2014 and 2013, respectively, which consisted entirely of part one incentive fees.

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

Payment of Our Expenses

Our primary operating expenses include interest expense due under the SBA debentures, the payment of fees to OFS Advisor under the Investment Advisory Agreement, professional fees, and our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing and long-distance telephone;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•	other expenses incurred by either OFS Services or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our board of directors) of salaries and overhead.

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

Administration Agreement

Pursuant to the Administration Agreement, OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our board of directors, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions we pay the fees associated with such functions on a direct basis without profit to OFS Services.

We incurred administration fee expenses of $1.6 million, $1.2 million, and $938 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Indemnification

The Advisory Agreement and the Administration Agreement both provide that OFS Management, OFS Services and their affiliates’ respective officers, directors, members, managers, shareholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement or the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Advisory Agreement or the Administration Agreement.

Board Approval of the Investment Advisory and Administrative Agreements

Our board, including our independent directors, approved the Investment Advisory Agreement at a meeting held on April 8, 2015. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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

Our board also reviewed services provided under the Administrative Agreement, and approved its renewal at the April 8, 2015 meeting.

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

OFSC also has entered into a staffing and corporate services agreement with OFS Services. Under this agreement, OFSC makes available to OFS Services experienced investment professionals and access to the administrative resources of OFS Services.

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

Legislation has been introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation provides for (i) modifying the asset coverage ratio from 200% to 150%, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s assets, as defined by the 1940 Act. The principal categories of qualifying assets relevant to our business are the following:

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets, as defined by the 1940 Act, are qualifying assets or temporary investments. Typically, we invest in highly rated commercial paper, U.S. Government agency notes, and U.S. Treasury bills or repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. OFS Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million.

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

On January 15, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by OFS Advisor in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Any such order, if granted by the SEC, will be subject to certain terms and conditions. There can be no assurance when or if such exemptive relief will be granted by the SEC. If such relief is granted, then we will be permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. In connection with our election to be regulated as a BDC, we will not be permitted to co-invest with other funds managed by OFSAM or one of its affiliates in certain types of negotiated investment transactions unless we receive exemptive relief from the SEC permitting us to do so. Although we have filed an application for such relief, there can be no assurance when or if such exemptive relief will be granted by the SEC. See “Regulation – Exemptive Relief”. Moreover, we may be limited in our ability to make follow-on investments or liquidate our existing equity investments in such companies.

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

then we will not be subject to U.S. federal income tax on the portion of our income we distribute to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts.

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

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income taxes, franchise taxes, or withholding liabilities.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (“OID”) or debt instruments with PIK interest,, we must include in income each year a portion of the OID and PIK interest that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock.

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

Failure to Qualify as a RIC

If we are unable to maintain our qualification for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our shareholders. Distributions would not be required, and any distributions would be taxable to our shareholders as ordinary dividend income that would be eligible for the current 20% maximum rate to the extent of our current and accumulated earnings and profits (subject to limitations under the Code). Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis (reducing that basis accordingly), and any remaining distributions would be treated as a capital gain. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years, in order to qualify as a RIC in a subsequent year.

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

Risks Related to Our Business and Structure

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions adversely affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs. Business development companies are required, for example, to invest at least 70% of their assets, as defined by the 1940 Act, primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our shareholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business. Moreover, qualification for treatment as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. None of us, OFS Advisor or any of our or their respective affiliates has any experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

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

The investment committees that oversee our investment activities are provided by OFS Advisor under the Investment Advisory Agreement, as well as by SBIC I GP. The Advisor Investment Committee consists of Richard Ressler (Chairman), Jeffrey Cerny, Peter Fidler, Mark Hauser, Bilal Rashid, and Peter Rothschild. The SBIC Investment Committee consists of Mark Hauser, Bilal Rashid, Peter Rothschild, and Peter Fidler. The loss of any member of the Investment Committees or of other OFS senior professionals could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operation.

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

OFS senior professionals and members of the Investment Committees may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our stockholders.

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

We may, however, invest alongside OFSAM and its affiliates or their respective other clients in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that OFS Advisor, acting on our behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other accounts. Moreover, except in certain circumstances, this guidance does not permit us to invest in any issuer in which OFSAM and its affiliates or a fund managed by OFSAM or its other affiliates has previously invested.

With the exception of investments specifically permitted by current law or regulatory guidance, we will not be permitted to co-invest with other funds managed by OFSAM or its affiliates unless we receive exemptive relief from the SEC permitting us to do so. On January 15, 2016, we filed an application for such relief with the SEC. See “Item 1. Regulation—Exemptive Relief.” There can be no assurance when or if such exemptive relief will be granted by the SEC.

Where we are or may in the future be permitted to invest alongside OFSAM and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or exemptive relief, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:

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

In situations where co-investment with other accounts is not permitted or appropriate, OFS Advisor will need to decide which account will proceed with the investment. The decision by OFS Advisor to allocate an opportunity to another entity could cause us to forego an investment opportunity that we otherwise would have made. These restrictions, and similar restrictions that limit our ability to transact business with our officers or directors or their affiliates, may limit the scope of investment opportunities that would otherwise be available to us.

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

Moreover, SBIC I LP’s status as an SBIC does not automatically assure that it will receive SBA guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon whether SBIC I LP is and continues to be in compliance with SBA regulations and policies and whether funding is available. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by SBIC I LP. As of December 31, 2015, the Company had fully funded its $75.0 million commitment to SBIC I LP. As of December 31, 2015, SBIC I LP had leverage commitments of approximately $149.9 million from the SBA, and $149.9 million of outstanding SBA-guaranteed debentures, leaving no incremental borrowing capacity under present SBA regulations. In January 2015, we filed an application with the SBA for a second SBIC license, which, if approved, would provide up to $75.0 million in additional SBA debentures for the funding of our future investments upon our contribution of at least $37.5 million in additional regulatory capital and subject to the issuance of a leverage commitment by the SBA and other customary procedures. There can be no assurance as to whether or when this application will be approved by the SBA.

SBIC I LP is subject to SBA regulations.

Our investment strategy includes SBIC I LP, which is regulated by the SBA. On December 4, 2013, we acquired the remaining limited and general partnership interests of SBIC I LP that we did not already own, which resulted in SBIC I LP becoming our wholly-owned subsidiary.

The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of leverage commitments by the SBA and other customary procedures. Prior to becoming our wholly-owned subsidiary, SBIC I LP had received $67.3 million in SBA leverage commitments. In July 2014, the Company funded the remaining $13.6 million of its $75 million commitment to SBIC I LP. As of December 31, 2015, SBIC I LP had leverage commitments of approximately $149.9 million from the SBA, and $149.9 million of outstanding SBA-guaranteed debentures, leaving no incremental borrowing capacity under present SBA regulations.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets, other than assets held in SBIC I LP and our ownership interest in SBIC I LP and SBIC I GP, under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the management fee payable to OFS Advisor is payable based on our total assets (other than cash and cash equivalents and goodwill and intangible assets related to the SBIC Acquisitions but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), OFS Advisor will have a financial incentive to incur leverage which may not be consistent with our shareholders’ interests. In addition, our common shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to OFS Advisor.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	-22%	-13%	-4%	5%	14%

(1)	Assumes $257.3 million in investments at fair value, $149.9 million in debt outstanding, $143.0 million in net assets and an average cost of funds of 3.5%. Assumptions are based on our financial condition and our average cost of funds at December 31, 2015.

Based on our outstanding indebtedness of $149.9 million as of December 31, 2015 and the average cost of funds of 3.5% as of that date, our investment portfolio must experience an annual return of at least 2.0% to cover interest payments on the outstanding debt.

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

A number of entities compete with us to make the types of investments that we plan to make. We will compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. These characteristics could allow our competitors to consider a wider variety of instruments, establish more relationships and offer better pricing and more flexible structuring than we are able to. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

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

We may suffer credit losses.

Investment in middle market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing.

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

In order for us to continue to maintain our status as a RIC and to minimize corporate-level taxes, we are required to distribute on an annual basis substantially all of our taxable income, which includes income from our subsidiaries and portfolio companies. As a substantial portion of our investments are made through SBIC I LP, we are significantly dependent on that entity for cash distributions to enable us to maintain the RIC distribution requirements. SBIC I LP may be limited by the Small Business Investment Act of 1958 and SBA regulations governing SBICs from making certain distributions to us that may be necessary to enable us to continue to qualify as a RIC. We may have to request a waiver of the SBA’s restrictions for SBIC I LP to make certain distributions to maintain our status as a RIC and we cannot assure shareholders that the SBA will grant such waiver. If our subsidiaries and portfolio companies are unable to make distributions to us, this may result in loss of RIC status and a consequent imposition of a corporate-level federal income tax on us.

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

As of December 31, 2015, we had debt outstanding in the amount of $149.9 million. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all. We have received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from our definition of senior securities in our statutory 200% asset coverage ratio under the 1940 Act.

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

 To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment and meets the other specified requirements.

The PWB Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the credit facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

On November 5, 2015, we became party to the PWB Credit Facility, which provides us with a senior secured revolving line of credit of up to $15.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the credit agreement. The PWB Credit Facility is guaranteed by our subsidiary OFS Capital WM, LLC (“OFS Capital WM”) and secured by all of our current and future assets excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests. The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. The Credit Facility remained undrawn at December 31, 2015.

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

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to continue to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets. See “Item 1. Business—Regulation.”

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

The effect of global climate change may impact the operations of our portfolio companies

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Proposed legislation may allow us to incur additional leverage.

Legislation has been introduced in the U.S. House of Representatives which is intended to revise certain regulations applicable to BDCs. The legislation provides for (i) increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be reintroduced and enacted by Congress, if at all, or, if enacted, what final form the legislation would take. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

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

We have identified a material weakness in our internal control over financial reporting and our business and stock price may be adversely affected if we have not adequately addressed the weakness.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations.

As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2015, management identified a material weakness related to reconciliation of components of distributions in the statement of changes in net assets and net assets within the balance sheet. As part of its fourth quarter close, which was completed during the first quarter of 2016, the Company discovered and corrected errors related to certain reclassifications between the components of net assets primarily related to accounting for the tax character of, and basis differences between tax and accounting principles generally accepted in the United States of America (“GAAP”), and the presentation of certain unrealized gains and losses within the components of net assets. The error correction impacted the classification of certain components of consolidated net assets as of December 31, 2014 and distributions reported in the consolidated statement of changes in net assets for the year ended December 31, 2014 and 2013. In addition, it impacted the presentation of unrealized gains and losses within the components of net assets as of December 31, 2013. The purpose of the reclassifications was to (a) give effect to the tax character of, and basis differences between tax and GAAP in (i) accumulated shareholder distributions, (ii) accumulated undistributed net investment income, and (iii) accumulated net realized gains/losses, and (iv) net unrealized appreciation (depreciation) on investments. The adjustments had no impact on previously reported consolidated total net assets, net investment income, net increase in net assets resulting from operations, or consolidated cash flows. The Company discovered the error through the implementation of a new control as part of its fourth quarter close, which was completed during the first quarter of 2016, and as a result a material weakness existed at December 31, 2015. We believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of their investment.

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

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to equitable subordination. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

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

Our investments in Internet and software companies are subject to many risks, including regulatory concerns, litigation risks and intense competition.

Our investments in Internet and software companies are subject to substantial risks. For example, our portfolio companies face intense competition since their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs, and frequent introductions of new products and services. Internet and software companies have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Potential competitors to our portfolio companies in the Internet and software industries range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of Internet and software companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the U.S. and Europe. As a result, these portfolio company investments face considerable risk. This could, in turn, materially adversely affect the value of the Internet and software companies in our portfolio.

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to OFS Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our shareholders will bear his or her share of the management and incentive fee of OFS Advisor as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest. For example, by virtue of our investment in OFS Capital WM, our shareholders indirectly incur management fees payable to the loan manager of the OFS Capital WM portfolio prior to the May 28, 2015, sale of senior secured debt investments with an aggregate principal balance of approximately $67.8 million by the Company and OFS Capital WM to Madison Capital Funding LLC (“Madison”) (the “WM Asset Sale”) (see ”Item 7– Liquidity and Capital Resources – WM Asset Sale and Related Transactions).

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

When we invest in senior secured, unitranche, second-lien and mezzanine loans, we may acquire warrants or other equity securities of portfolio companies as well. We also invest in equity securities directly. To the extent we hold equity investments, except as described below, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. In the case of SBIC I LP, our wholly-owned subsidiary, we will not receive direct benefits from the sale of assets in their portfolios. Rather, our return on our investment in such assets will depend on the ability of SBIC I LP’s portfolio to generate cash flow in excess of payments required, as appropriate, to be made to other parties under the terms of the SBA debentures, and distribution, subject to SBA regulation, of the excess to us.

Uncertainty relating to the London Interbank Offered Rate (“LIBOR”) calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

Concerns have been publicized that some of the member banks surveyed by the British Bankers' Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

Risks Related to Our Common Stock

There is a risk that shareholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We have made distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. Our to make distributions may also be affected by our ability to receive distributions from SBIC I LP which is governed by SBA regulations

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. A return of capital is a return to shareholders of a portion of their original investment in us rather than income or capital gains. See “Item 1. Business - Material U.S. Federal Income Tax Considerations.”

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our shareholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2015, our net asset value per share was $14.76. The daily average closing price of our shares on the Nasdaq Global Market for the year ended December 31, 2015 was $11.54. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

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

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2015. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “OFS.” The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Global Market and our net asset value per share as determined as of the last day of each quarter since our common stock began trading on the Nasdaq Global Market on November 8, 2012 through December 31. 2015:

		Price Range
Period	NAV (1)	High	Low
Fiscal 2015
Fourth Quarter	$14.76	$11.72	$10.11
Third Quarter	14.46	12.17	10.00
Second Quarter	14.66	12.50	11.75
First Quarter	14.24	12.44	11.20

Fiscal 2014
Fourth Quarter	$14.24	$12.45	$11.26
Third Quarter	14.22	13.11	12.07
Second Quarter	14.17	13.00	12.30
First Quarter	14.45	13.37	11.92

Fiscal 2013
Fourth Quarter	$14.58	$12.95	$11.59
Third Quarter	14.46	12.66	11.66
Second Quarter	14.76	14.54	11.18
First Quarter	14.76	14.54	13.87

Fiscal 2012
Fourth Quarter (2)	$14.80	$14.37	$12.88

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Period from November 8, 2012 through December 31, 2012 (excludes IPO price of $15.00).

The last reported sale price for our common stock on the Nasdaq Global Select Market on March 11, 2016 was $12.11 per share. We were added to the NASDAQ Global Select Market beginning January 2, 2014. As of March 11, 2016, there were two holders of record of the common stock, one of which was OFSAM. The other holder of record does not identify shareholders for whom shares are held beneficially in “nominee” or “street name.”

Issuer Purchases of Equity Securities

For the years ended December 31, 2015, 2014 and 2013, we did not purchase any shares of our common stock in the open market.

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index, for the period from November 8, 2012, the date our common stock began trading on the Nasdaq Global Market, through December 31, 2015. The graph assumes that, on November 8, 2012, a person invested $100 in our common stock, the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index. The graph measures total shareholder return, which takes into account changes in stock price and assumes reinvestment of all dividends and distributions prior to any tax effect.

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

Distributions

We are taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally result in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual Our subsidiaries and portfolio companies interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.

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

The following table summarizes our distributions declared and paid on all shares since inception to date:

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Total Amount
Fiscal 2015
November 2, 2015	December 17, 2015	December 31, 2015	$0.34	$3,295
August 6, 2015	September 16, 2015	September 30, 2015	0.34	3,289
May 4, 2015	June 16, 2015	June 16, 2015	0.34	3,286
March 4, 2015	March 17, 2015	March 17, 2015	0.34	3,281

Fiscal 2014
November 4, 2014	December 17, 2014	December 31, 2014	$0.34	$3,278
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,276
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,275
January 21, 2014	January 31, 2014	February 14, 2014	0.34	3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)	Represented the dividend declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after the IPO in November 2012, would have been $0.34 per share.
(2)	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The return of capital portion of each distribution as of December 31, 2015, 2014, and 2013 (which includes the distribution declared on November 26, 2012) was $0.23, $0.72, and $0.40, respectively.

Available cash to make distributions could be impacted by, among other things, SBA regulations. Furthermore, we may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions at a particular level.

Distributions in excess of our current and accumulated tax-basis earnings and profits are reported as return of capital; the tax treatment to the shareholder will depend on a variety of factors including the shareholder’s tax basis in our shares. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For dividends and distributions paid during the year ended December 31, 2015, out of our approximately $13.2 million distribution, approximately 83% represented ordinary income and 17% represented a return of capital.

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

The following selected financial and other data for the year ended December 31, 2015 and 2014 are derived from our consolidated financial statements that have been audited by BDO USA, LLP, our independent auditors. Selected financial and other data for the year ended December 31, 2013, the period November 8, 2012 through December 31, 2012, the period January 1, 2012 through November 7, 2012, and the year ended December 31, 2011 are derived from our consolidated financial statements that have been audited by RSM US LLP, previously our independent auditors. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K.

		Post-IPO as a Business Development Company			Pre-IPO Prior to becoming a Business Development Company
	For the Years Ended December 31,			For the Period November 8, 2012 through December 31,	For the Period January 1, 2012 through November 7,	For the Years Ended December 31,
	2015	2014	2013	2012	2012	2012 (1)	2011
				(Amounts in thousands, except per share data)
Statement of Operations Data:
Total investment income	$32,264	$22,820	$17,070	$2,593	$10,839	$13,432	$1,772
Total expenses	18,853	13,685	11,352	1,932	7,405	9,337	2,635
Net investment income (expenses)	13,411	9,135	5,718	661	3,434	4,095	(863)
Net realized gain (loss) on non-control/non-affiliate investments	(3,033)	199	87	-	(1,112)	(1,112)	-
Net realized gain on affiliate investment	1,471	28	-	-	-	-	-
Net realized loss on control investment	-	(3,586)	-	-	-	-	-
Realized gain from SBIC Acquisitions	-	-	2,742	-	-	-	-
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	5,099	534	367	(222)	161	(61)	(156)
Net change in unrealized appreciation/depreciation on affiliate investments	1,283	1,880	511	(41)	-	(41)	-
Net change in unrealized depreciation on control investment	-	1,750	(1,750)	-	-	-	-
Other income (loss) prior to becoming a business development company	-	-	-	-	3,113	3,113	(1,168)
Cumulative effect of accounting change	-	-	-	(348)	570	222	-
Extraordinary gain (loss)	-	-	-	873	(873)	-	-
Net increase (decrease) in net assets resulting from operations	18,231	9,940	7,675	923	5,293	6,216	(2,187)
Per share data:
Net asset value	$14.76	$14.24	$14.58	$14.80	N/A	N/A	N/A
Net investment income	1.39	0.95	0.59	0.07	N/A	N/A	N/A
Net realized gain on non-control/non-affiliate investments	0.05	0.02	0.01	-	N/A	N/A	N/A
Net realized gain on affiliate investment	0.14	-	-	-	N/A	N/A	N/A
Net realized loss on control investment	-	(0.37)	-	-	N/A	N/A	N/A
Realized gain from Tamarix Acquisitions	-	-	0.29	-	N/A	N/A	N/A
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	0.17	0.05	0.04	(0.02)	N/A	N/A	N/A
Net change in unrealized appreciation/depreciation on affiliate investments	0.13	0.19	0.05	-	N/A	N/A	N/A
Net change in unrealized depreciation on control investment	-	0.18	(0.18)	-	N/A	N/A	N/A
Net increase in net assets resulting from operations	1.89	1.03	0.80	0.10	N/A	N/A	N/A
Dividends and distributions declared (4)	1.36	1.36	1.02	0.17	N/A	N/A	N/A
Balance sheet data at period end:
Investments, at fair value/book value	$257,296	$312,234	$237,919	$232,199	N/A	$232,199	$59,379
Cash and cash equivalents	32,714	12,447	28,569	8,270	N/A	8,270	814
Restricted cash and cash equivalents	-	-	450	623	N/A	623	-
Other assets	8,086	16,795	12,149	4,457	N/A	4,457	4,721
Total assets	298,096	341,476	279,087	245,549	N/A	245,549	64,914
Debt	149,880	199,907	134,955	99,224	N/A	99,224	-
Total liabilities	155,084	204,005	138,709	103,750	N/A	103,750	10,195
Total net assets/member's equity	143,012	137,471	140,378	141,799	N/A	141,799	54,719
Other data (unaudited):
Weighted average annualized yield on income producing investments at fair value (2)	12.10%	9.56%	8.53%	N/A	N/A	7.64%	8.41%
Number of portfolio companies at period end (3)	39	62	58	59	N/A	59	51

(1)	The consolidated statement of operations for the year ended December 31, 2012 included the Company's Pre-IPO and Post-IPO operations during 2012.
(2)	Weighted average annualized yield on income producing investments at fair value for the year ended December 31, 2011 gives pro forma effect to OFS Capital’s consolidation of OFS Capital WM as if the consolidation took place at December 31, 2011.
(3)	The number of portfolio companies at December 31, 2011 gives pro forma effect to OFS Capital's consolidation of OFS Capital WM as a result of the WM 2012 Credit Facility Amendments, as if the consolidation took place at December 31, 2011.
(4)	The return of capital portion of these distributions as of December 31, 2015, 2014, and 2013 (which includes the period December 8, 2012 to December 31, 2012), was $0.23, $0.72, and $0.40.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 820. At December 31, 2015, all of our investments in portfolio companies that are valued at fair value by our board of directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Our debt and equity securities are primarily comprised of investments in middle market companies whose securities are not publicly traded. Our investments in these portfolio companies are generally considered Level 3 assets under ASC Topic 820 because the inputs used to value the investments are generally unobservable. As such, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

Revenue Recognition. Our revenue recognition policies are as follows:

Interest Income: Interest income, adjusted for amortization of premium and accretion of discounts, is recorded on an accrual basis. Recognized interest income, if payable monthly or quarterly, is reported as interest receivable until collected. Recognized interest income due at maturity or at another stipulated date (“PIK interest”) is recorded as an adjustment to the cost basis of the investment. We accrue interest income until events occur that place a loan into a non-accrual status (see below). Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “net loan origination fees”) are capitalized, and we accrete or amortize such amounts as additional interest income over the life of the loan using a method that approximates the effective interest method. When the Company receives a loan principal payment, the OID related to the paid principal is accelerated and recognized in interest income. Unamortized OID is recorded as an adjustment to the cost basis of the investment and unamortized loan amendment fees are reported as deferred loan fee revenue. All other interest income is recognized as contractually earned. Further, in connection with our debt investments, we may receive warrants or similar equity-related securities (“Warrants”). We determine the cost basis of Warrants based upon their fair values on the date of receipt relative to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income as described above.

Unamortized net loan origination fees on debt investments were $1.9 million and $3.7 million as of December 31, 2015 and 2014, respectively. We recognized net loan origination fee income of $2.3 million, $1.5 million, and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. We recognized PIK interest income of $1.2 million, $0.7 million, and $37 thousand for the years ended December 31, 2015, 2014, and 2013, respectively. To maintain its status as a RIC, we include non-cash interest income in the amounts that must be distributed to shareholders.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities accrued as earned. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recorded as an adjustment to the cost basis of the investment. We discontinue accrual of PIK dividends on preferred equity securities when we determine that the dividend may not be collectible. We assess the collectability of the PIK dividends based on factors including the fair value of the preferred equity security, the valuation of the portfolio company’s enterprise value, and proceeds expected to be received over the life of the investment. Distributions received from common or preferred equity securities that do not qualify as dividend income are recorded as return of capital and a reduction in the cost basis of the investment. In addition, we may receive cash distributions from portfolio companies that are taxed as flow-through entities. Each distribution is evaluated to determine whether it should be recorded as income or as a return of capital. Generally, we will not record distributions from investments taxed as flow through entities as income unless there are sufficient accumulated tax-basis earning and profits prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. We recognized preferred dividend income of $1.3 million, $0.6 million, and $9 thousand, of which $1.1 million, $0.4 million, and $–0–, respectively, was contractually earned but not declared for the years ended December 31, 2015, 2014, and 2013. We recognized common stock dividends of $0.1 million for the year ended December 31, 2015. We did not recognize common stock dividends during the years ended December 31, 2014 and 2013.

Fee Income: We generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, and other contractual fees. Such revenue is recognized as the related services are rendered. Prepayment penalties for debt instruments repaid prior to their stated maturity are recorded as income upon receipt.

Net Realized and Unrealized Gain or Loss on Investments: Investment transactions are reported on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of the investment, without regard to unrealized gains or losses as of the date of disposition. Investments are reported at fair value as determined by our Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, we report changes in the fair value of investments as a component of the net changes in unrealized appreciation/depreciation on investments in the consolidated statements of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further classified as and accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest according to contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of management, there is reasonable doubt about its collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected interest, other than PIK interest that has been contractually added to the principal balance prior to the designation date, is reversed against current period interest income. Interest payments subsequently received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. At December 31, 2014, our investment in Strata Pathology, Inc. (“Strata”) was our sole investment designated as a non-accrual loan, and was carried with an aggregate fair value and amortized cost of $0.8 million and $4.0 million, respectively. On October 2, 2015, we accepted a cash payment of $0.1 million as full satisfaction of the loan. In connection with the Strata settlement, we realized a fourth quarter loss of $3.9 million and reversed $3.2 million of previously recognized unrealized depreciation.

Portfolio Composition and Investment Activity

Portfolio Composition

The total fair value of our investments was $257.3 million and $312.2 million at December 31, 2015 and 2014, respectively. Our investment portfolio as of December 31, 2015 consisted of outstanding loans to 38 portfolio companies, totaling approximately $228.8 million in aggregate principal amount, of which 71% were senior secured loans, 29% were subordinated loans, and approximately $32.6 million were equity investments, at fair value, in 15 portfolio companies in which it also held debt investments and one portfolio company in which it solely held an equity investment. Our investment portfolio encompassed a broad range of geographical regions within the United States and industries. We had unfunded commitments of $3.8 million and $7.8 million to three portfolio companies and six portfolio companies at December 31, 2015 and 2014, respectively. Set forth in the tables and charts below is selected information with respect to our portfolio as of December 31, 2015 and 2014.The following table summarizes the composition of our investment portfolio as of December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
	Commitment	Outstanding Principal	Fair Value	Commitment	Outstanding Principal	Fair Value
	(Dollar amounts in thousands)			(Dollar amounts in thousands)
Senior secured term loan	$163,398	$163,398	$160,473	$252,971	$248,971	$241,773
Subordinated term loan	67,751	65,373	64,240	54,730	52,352	52,453
Senior secured revolver	1,094	-	(36)	1,094	-	(24)
Equity investments (at fair value)	32,983	N/A	32,619	18,396	N/A	18,032
	$265,226	$228,771	$257,296	$327,191	$301,323	$312,234
Total number of obligors	38	38	38	61	61	61

As of December 31, 2015 and 2014, our debt and equity investment portfolio’s three largest industries by commitment, which includes the fair value of equity investments, were Services: Business, Healthcare & Pharmaceuticals, and Metals & Mining, totaling approximately 57.5% and 52.6% of the investment portfolio, respectively. The following table summarizes our combined debt commitments and equity investment portfolio by industry as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Commitment	Percent	Commitment	Percent
	(Dollar amounts in thousands)		(Dollar amounts in thousands)
Aerospace & Defense	$15,344	5.8%	$18,100	5.5%
Banking, Finance, Insurance & Real Estate	21,826	8.2	27,216	8.3
Capital Equipment	4,551	1.7	7,741	2.4
Chemicals, Plastics & Rubber	4,791	1.8	17,580	5.4
Construction & Building	-	-	12,574	3.9
Consumer goods: Non-durable	22,615	8.5	1,319	0.4
Containers, Packaging & Glass	2,000	0.8	4,009	1.2
Energy: Oil & Gas	-	-	2,810	0.9
Environmental Industries	-	-	7,577	2.3
Healthcare & Pharmaceuticals	40,959	15.4	49,862	15.2
High Tech Industries	2,257	0.9	7,630	2.3
Hotel, Gaming & Leisure	3,000	1.1	-	-
Media: Advertising, Printing & Publishing	15,061	5.7	20,513	6.3
Media: Broadcasting & Subscription	-	-	3,592	1.1
Media: Diversified & Production	4,316	1.6	4,244	1.3
Metals & Mining	23,220	8.8	29,884	9.3
Retail	-	-	3,589	1.1
Services: Business	88,226	33.3	92,388	28.3
Services: Consumer	13,234	5.0	9,576	2.9
Telecommunications	3,826	1.4	6,987	2.1
	$265,226	100.0%	$327,191	100.0%

The following table provides a regional breakdown of our debt investment portfolio as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Commitment	Percent	Commitment	Percent
	(Dollar amounts in thousands)
South	$93,810	40.3%	$98,814	32.0%
Northeast	77,480	33.4	107,769	34.9
West	46,840	20.2	63,921	20.7
Midwest	14,113	6.1	38,291	12.4
Total	$232,243	100.0%	$308,795	100.0%

The following table provides a breakdown of our debt investment portfolio by investment size as of December 31, 2015 and 2014.

	December 31,
	2015		2014
	Senior		Senior
	Secured	Subordinated	Secured	Subordinated
Yield to Fair Value	Debt	Debt	Debt	Debt
Less than 6%	-%	-%	11.3%	-%
6% - 7%	12.4	-	37.8	-
8% - 10%	27.0	-	26.3	-
Greater than 10%	60.6	100.0	24.6	100.0
Total	100.0%	100.0%	100.0%	100.0%
Weighted average yield	11.37%	13.60%	8.79%	13.12%

The weighted average yield to fair value of our debt investment portfolio was approximately 12.01% and 9.56% at December 31, 2015 and 2014, respectively. During 2015, we executed on our plan to shift from lower yielding debt investments into higher yielding debt investments, culminating upon the closing of the WM Asset Sale, which included the sale of senior secured debt investments with a weighted average yield of approximately 6.7%. The weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized accretion of OID and amortization of deferred loan fees divided by (b) total debt investments at fair value excluding assets on non-accrual basis. The weighted average yield on debt investments at fair value is computed as of the balance sheet date.

As of December 31, 2015 and 2014, floating rate loans comprised 59% and 73% of our debt investment portfolio, respectively, and fixed rate loans comprised 41% and 27% of our debt investment portfolio, respectively, as a percent of fair value.

Investment Activity

The following is a summary of our investment activity, presented on a principal (or cost for equity investments) basis, for the years ended December 31, 2015 and 2014 (in millions).

	Year ended December 31, 2015				Year ended December 31, 2014
	Debt Investments		Equity Investments		Debt Investments		Equity Investments
Investments in new portfolio companies	$67.3		$12.1		$142.2	(4)	$6.1
Investments in existing portfolio companies
Follow-on investments	7.2		-		5.3		0.5
Refinanced investments	38.1		-		9.4		-
Delayed draw funding	0.3		-		0.3		-
Total investments in existing portfolio companies	45.6		-		15.0		0.5
Total investments in nex and existing portfolio companies	$112.9		$12.1		$157.2		$6.6
Number of new portfolio company investments	12		5		19		4
Number of existing portfolio company investments	7		-		5		2

Proceeds/distributions from principal payments/equity investments	96.1	(1)	0.2		79.6	(5)	-
Proceeds from investments sold or redeemed	93.3	(2)	5.6	(3)	9.5	(6)	-
Total proceeds from principal payments, equity distributions and investments sold	$189.4		$5.8		$89.1		$-

(1)	Includes a cash payment of $0.1 million received in connection with the settlement of our Strata loan investment.
(2)	Includes $7.2 million of proceeds pertaining to a debt investment we sold in December 2014 and $67.3 million of proceeds pertaining to the WM Asset Sale.
(3)	Includes the sale or redemtpion of our equity interest in six portfolio companies which we realized a capital gain of approximately $2.3 million.
(4)	Received warrants and LLC membership interest in connection with three new debt investments valued at approximately $1.1 million.
(5)	Includes a $2.9 million principal payment received in connection with the Tangible Restructuring in December 2014 (see below for more details)
(6)	Includes approximately $4.9 million of proceeds received in connection with the partial sale of two debt investments and approximately $4.5 million for a debt investment sold in 2013. In addition, we sold a debt investment in December 2014 for approximately $7.2 million which was collected in January 2015.

On December 17, 2014, we restructured our investment in Tangible Software, Inc. (“Tangible”), a portfolio company in which we held a controlling interest prior to the restructuring (“Tangible Restructuring”). As a result of the restructuring, we received a cash payment of approximately $2.9 million, a new note with a fair value of approximately $2.5 million on the restructuring date, and a minority share of common stock in Tangible valued at zero on the restructuring date. In connection with the Tangible Restructuring, we recognized a realized loss of approximately $3.6 million. The post-restructured debt investment was deemed an accrual loan as of December 31, 2014 and categorized as an affiliate investment on our December 31, 2014 consolidated schedule of investments.

Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business-General-Portfolio Review/Risk Monitoring.”

The following table shows the classification of our debt investments portfolio by credit rating as of December 31, 2015 and 2014:

	As of December 31,
	2015		2014
	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
Credit Rating	(Dollar amounts in thousands)
1	$-	0.0%	$-	0.0%
2	15,755	7.0%	13,646	4.6%
3	187,276	83.4%	272,387	92.6%
4	17,171	7.6%	7,368	2.5%
5	4,475	2.0%	-	0.0%
6	-	0.0%	801	0.3%
7	-	0.0%	-	0.0%
	$224,677	100.0%	$294,202	100.0%

At December 31, 2015 and 2014, we had one non-accrual loan with a fair value of approximately $0.8 (Phoenix Brands LLC) million and $0.8 million (Strata Pathology Services, Inc.), respectively.

Results of Operations

Key Financial Measures

The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.

Revenues. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of December 31, 2015, floating rate and fixed rate loans comprised 59% and 41%, respectively, of our current debt investment portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some cases, our investments will provide for deferred interest or dividend payment, PIK interest, or PIK dividend, respectively, (meaning interest or dividend paid in the form of additional principal amount of the loan or equity security instead of in cash). In addition, we may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and we accrete or amortize such amounts over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income.

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

  Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Comparison of years ended December 31, 2015, 2014, and 2013

Consolidated operating results for the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
	(Amounts in thousands)

Total investment income	$32,264	$22,820	$17,070
Total expenses	18,853	13,685	11,352
Net investment income	13,411	9,135	5,718
Net gain on investments	4,820	805	1,957
Net increase in net assets resulting from operations	$18,231	$9,940	$7,675

Investment Income

	2015	2014	2013
	(Amounts in thousands)
Interest income
Senior secured term loan	$20,038	$18,410	$16,822
Subordinated term loan	8,932	2,926	105
Total interest income	28,970	21,336	16,927
Dividend income	1,361	570	9
Fee income	1,933	914	134
Total investment income	$32,264	$22,820	$17,070

Comparison of Investment Income for the Years Ended December 31, 2015 and 2014:

Interest Income:

Interest income increased by $7.6 million, or 36%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the increase in our average portfolio yield.

 Dividend Income:

We generated dividend income of $1.4 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively. The increase of $0.8 million was primarily due to a full year recognition of PIK dividends in 2015 from equity investments purchased in 2014.

Fee Income:

We generated fee income of $1.9 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively. The increase of $1.0 million was primarily due to an increase in prepayment fees received which are earned when a portfolio company repays its debt obligation prior to maturity. We did not recognize any prepayment fees during the year ended December 31, 2014.

Comparison of Investment Income for the Years Ended December 31, 2014 and 2013:

Interest Income:

Interest income increased by $4.4 million, or 26%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase is due to the inclusion of interest income for SBIC I LP for the full year of 2014 compared to the period December 5, 2013 to December 31, 2013 in 2013. See “Item 8– Financial Statements and Supplementary Data - Note 5.” On a pro forma basis that includes SBIC I LP’s income for the year ended December 31, 2013, in the 2013 results of the Company, interest income increased by $731 thousand or 4%.

Dividend Income:

We generated dividend income of $0.6 million and $9 thousand for the year ended December 31, 2014 and 2013, respectively. The increase of $0.6 million was primarily due to an increase in PIK dividend income earned but not declared. While not consolidated with us from January 1, 2013 through December 4, 2013, SBIC I LP had dividend income of approximately $0.1 million for that period.

Fee Income:

We generated fee income of $0.9 million and $0.1 million for the year ended December 31, 2014 and 2013, respectively. The increase of $0.8 million was primarily due to an increase in structuring fees recognized in connection with the closing of certain of our investments. While not consolidated with us from January 1, 2013 through December 4, 2013, SBIC I LP had fee income of approximately $0.2 million for that period recognized in connection with providing managerial assistance to certain of its portfolio companies.

Expenses

	2015	2014	2013
	(Amounts in thousands)

Interest expense	$4,842	$4,224	$3,384
Amortization and write-off of deferred financing closing costs	2,117	1,354	965
Amortization of intangible asset	195	209	-
Management fees	5,225	2,916	3,435
Incentive fee	2,627	1,253	-
Professional fees	1,114	1,517	1,639
Administration fee	1,637	1,245	938
General and administrative expenses	1,096	967	991
Total expenses	$18,853	$13,685	$11,352

Significant expenses incurred by the Company involve transactions with related parties, specifically management fees, the incentive fee, and the administrative fee. See “Item 1–Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data - Note 6”.

Comparison of Expenses for the Years Ended December 31, 2015 and 2014:

Total expenses increased by $5.2 million, or 38%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Interest expense increased by $0.6 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The $0.6 million increase was due to an increase of $2.7 million in interest expense incurred on our SBA debentures, which was due to an increase of $99.5 million in the weighted average SBA debentures outstanding during 2015 compared to 2014. The increase in interest on our SBA dentures was offset by a decrease of approximately $2.1 million in interest expense on the WM Credit Facility, due to a decrease of approximately $66.9 million in weighted average borrowings on the facility in 2015 compared to 2014 driven by repayments throughout 2015, including termination of the facility on May 28, 2015.

Amortization and write-off of deferred financing closing costs increased by $0.8 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was due to increased write-offs of $1.0 million in deferred financing closing costs in connection with permanent reductions of the WM Credit Facility, an increase of $0.2 million in amortization on the deferred financing closing costs incurred upon the draw of SBA debentures, offset by a decrease of $0.4 million in amortization of deferred financing closing costs on the WM Credit Facility due to a lower average balance of deferred financing closing costs in 2015 as a result of the permanent reductions made to the WM Credit Facility in 2015.

Management fee expense of $5.2 million for the year ended December 31, 2015, consisted of $4.9 million of base management fee expense we incurred to OFS Advisor and $0.3 million of loan management fee charged by MCF Capital Management, LLC, the loan manager for OFS Capital WM (see OFS Capital WM Credit Facility section below for more details). Management fee expense totaled $2.9 million for the year ended December 31, 2014, consisting of $2.2 million of base management fee expense we incurred to OFS Advisor and $0.7 million of loan management fee charged by MCF Capital Management, LLC. The base management fee to OFS Advisor increased by approximately $2.7 million, of which approximately $0.5 million was due to an increase in our average total assets during the year ended December 31, 2015 as compared to our average total assets during the year ended December 31, 2014 and approximately $2.2 million was due to the reset of our base management fee to 0.4375% per quarter effective January 1, 2015 as compared with 0.145833% effective April 1, 2014. The decrease of approximately $0.4 million of loan management fee charged by MCF Capital Management, LLC was due to a decreased amount of portfolio investments subject to the loan management fee during 2015 and the termination of the WM Credit Facility on May 28, 2015.

 For the year ended December 31, 2015, we incurred an incentive fee expense to OFS Advisor in the amount of approximately $2.6 million, compared to the incentive fee expense of $1.3 million incurred for the year ended December 31, 2014. The increase of approximately $1.4 million was primarily a result of an increase in our pre-incentive fee net investment income for the applicable quarters during the year ended December 31, 2015, as compared with the year ended December 31, 2014.

Administrative fee expense increased by $0.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to an increase in the allocable amount of the salary and incentives of our officers and their respective staffs, which OFS Services passed along to us under our administration agreement.

Comparison of Expenses for the Years Ended December 31, 2014 and 2013:

Total expenses increased by approximately $2.3 million, or 21%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Interest expense increased by $0.8 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to $1.3 million of 2014 interest expense incurred on our SBA debentures (which we assumed in the December 2013 SBIC Acquisitions), offset by a 2014 decrease of $0.5 million in interest expense on the OFS Capital WM Credit Facility, due to a reduction in the interest rate and lower borrowings on the facility pursuant to the amendment to the OFS Capital WM Credit Facility in November 2013.

Amortization and write-off of deferred financing closing costs increased by $0.4 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to write-offs of deferred financing closing costs of $0.7 million in connection with our July and November 2014 amendments to the OFS Capital WM Credit Facility, versus a write-off of deferred financing closing costs of $0.3 million as a result of the termination of the Class B loan facility of OFS Capital WM in January 2013.

For the year ended December 31, 2014, we recorded $0.2 million of amortization expense of intangible asset related to the SBIC license, which was recognized by SBIC I LP upon closing of the SBIC Acquisitions. We are amortizing this intangible asset over its estimated useful life, which was determined to be approximately 13 years.

 Management fee expense totaled $2.9 million for the year ended December 31, 2014, consisting of $2.2 million of base management fee expense we incurred to OFS Advisor and $0.7 million of loan management fee charged by MCF Capital Management, LLC, the loan manager for OFS Capital WM (see OFS Capital WM Credit Facility section below for more details). Management fee expense totaled $3.4 million for the year ended December 31, 2013, consisting of $2.4 million of base management fee expense we incurred to OFS Advisor and $1.0 million of loan management fee charged by the loan manager for OFS Capital WM. The base management fee to OFS Advisor decreased by approximately $0.2 million due to a lower combined base management fee rate of 0.875% (0.4375% for the first quarter of 2014 and 0.145833% for each of the second, third, and fourth quarter of 2014) for the year ended December 31, 2014, compared with the combined base management fee rate of 1.020833% for the year ended December 31, 2013 (0.875% per annum for the period January 1, 2013 through October 31, 2013, and 1.75% per annum for the period November 1, 2013 through December 31, 2013), partially offset by a higher asset base in 2014. The loan management fee charged by MCF Capital Management, LLC decreased by $0.2 million due to a decrease in portfolio investments subject to the loan management fee in 2014 as compared with 2013.

For the year ended December 31, 2014. We incurred an incentive fee expense to OFS Advisor in the amount of $1.2 million. We did not incur an incentive fee expense in 2013 because pre-incentive fee net investment income did not exceed the hurdle rate.

Administrative fee expense increased by approximately $0.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to an increase in the allocable amount of the salary and incentives of our officers and their respective staffs, corresponding with the growth of our business, which OFS Services passed along to us during the years ended December 31, 2014 and 2013.

Net Gain on Investments

	2015	2014	2013
	(Amounts in thousands)
Net realized gain (loss) on investments	(1,562)	(3,359)	87
Realized gain from SBIC Acquisitions	-	-	2,742
Net change in unrealized appreciation/depreciation on investments	6,382	4,164	(872)
Net gain on investments	$4,820	$805	$1,957

We recorded net realized losses of $1.6 million and net unrealized appreciation of $6.4 million on our investments for the year ended December 31, 2015. The most significant net gains and losses and cumulative changes in unrealized appreciation/depreciation for the year ended December 31, 2015 are described below.

In connection with the Strata settlement, we recognized a realized loss of $3.9 million and reversed $3.2 million of previously recognized cumulative unrealized depreciation. We sold five debt investments and recognized a realized gain of $0.1 million. We recorded a realized gain of $2.3 million from equity investments that we sold or were redeemed by the underlying portfolio company and reversed $0.6 million of previously recognized unrealized appreciation. In addition, we recorded $3.2 million of net unrealized appreciation on investments that we currently hold on our balance sheet as of December 31, 2015. The $3.2 million net unrealized appreciation was due to an increase of $5.5 million from our equity investments primarily due to the positive performance of the applicable underlying portfolio companies offset by a decrease of $2.3 from our debt investments in which we do not also hold an equity investment primarily due to widening market spreads and negative performance of the applicable underlying portfolio companies.

We recorded a net realized loss of $3.4 million and net unrealized appreciation of $4.2 million on our investments for the year ended December 31, 2014. The most significant realized gains and losses and cumulative changes in unrealized appreciation/depreciation for the year ended December 31, 2014 are described below.

In connection with the Tangible Restructuring, we recorded a $3.6 million realized loss. The $3.6 million realized loss reflected a reversal of (1) approximately $1.8 million of unrealized losses recorded on this investment during the year ended December 31, 2013, (2) approximately $1.7 million of additional unrealized losses recorded from January 1, 2014 through December 17, 2014, the Tangible Restructuring date, and (3) approximately $0.1 million of additional losses we recognized on the Tangible Restructuring date, which represented the difference between the fair value of consideration we received in connection with the Tangible Restructuring and the fair value of the pre-restructured investments on the restructuring date. In addition, we recorded $2.5 million of additional net unrealized appreciation on investments we held at December 31, 2014 and reversed $0.1 million of previously recognized unrealized appreciation associated with investments paid off or sold during 2014.

We recorded a net realized gain of $2.8 million, which includes a $2.7 million gain recorded in connection with the SBIC Acquisitions, and net unrealized depreciation of $0.9 million on our investments for the year ended December 31, 2013. The most significant realized gains and losses and cumulative changes in unrealized appreciation/depreciation for the year ended December 31, 2013 are described below.

We recorded a $2.7 million realized gain as result of the SBIC Acquisitions (see Note 5 of our December 31, 2015 consolidated financial statements for more details). We recorded net unrealized depreciation of $2.3 million on our investment in Strata Pathology Services, Inc. and $1.8 million in unrealized depreciation our investment in Tangible. In addition, we recorded $2.3 million of other unrealized appreciation associated with our debt and equity investments held at December 31, 2013, and $0.9 million of reversal of previously recorded net unrealized depreciation associated with investments paid off or sold during 2013.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

The Company generates cash through operations from net investment income and the net liquidation of portfolio investments, and uses cash in its operations in the net purchase of portfolio investments. The Company must distribute its substantially all its taxable income which approximates, but will not always equal, the cash it generates from net investment income to maintain its RIC status. The Company distributions for the years ended December 31, 2015, 2014 and 2013, resulted in a distribution in excess of taxable income. The Company has no history of net taxable gains. The Company also obtains and uses cash in the net borrowing of funds from the SBA and commercial sources of debt. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cash from net investment income	$12,541	$8,522	$7,051
Net purchases (repayments) of portfolio investments	71,197	(73,731)	22,127
Net cash provided by (used in) operating activities	83,738	(65,209)	29,178
Cash dividends and distributions paid	(12,690)	(12,847)	(10,724)
Net borrowings (repayments)	(50,027)	64,952	9,731

At December 31, 2015, we held cash and cash equivalents of $32.7 million. During the year ended December 31, 2015, net repayments of portfolio investments were primarily due to cash collections of $98.9 million from sale and redemption of our portfolio investments, including $7.2 million of cash collection from an investment we sold in December 2014, $67.3 million from the WM Asset Sale, and $5.6 million from the sale (including partial-sale) and redemption of our equity interests in six portfolio companies; and $96.1 million of cash we received from principal payments on our portfolio investments. These cash receipts were offset by $124.0 million of cash we used to purchase portfolio investments. These funds were principally used to pay-down debt.

Net repayment of borrowings of $50.0 million for the year ended December 31, 2015 is primarily attributable to the $73.8 million of net repayments on the WM Credit Facility which was paid in full and retired on May 28, 2015 offset by $22.6 million of draws from our SBA debentures (net of the fees).

At December 31, 2014, we held cash and cash equivalents of $12.4 million. During the year ended December 31, 2014, we made net purchases of portfolio investments of $73.7 million, primarily due to $162.8 million of cash we used to purchase portfolio investments, offset by net proceeds of $79.6 million we received from principal payments on our portfolio investments, and cash collections of $9.5 million from sale of our portfolio investments.

Net borrowings of $65.0 million for the year ended December 31, 2014 is primarily attributable to $101.3 million of draws from our SBA debentures (net of the fees), offset by the $36.3 million of net repayments on the OFS Capital WM Credit Facility.

SBA Debentures

As a result of the SBIC Acquisitions, SBIC I LP became our wholly-owned subsidiary effective December 4, 2013. SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to OFS Capital, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate is fixed at the first pooling date after issuance, which is March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of December 31, 2015, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA.

In January 2015, we filed an application with the SBA for a second SBIC license, which, if approved, would provide up to $75.0 million in additional SBA debentures for the funding of our future investments upon our contribution of at least $37.5 million in additional regulatory capital and subject to the issuance of a leverage commitment by the SBA and other customary procedures. There can be no assurance as to whether or when this application will be approved by the SBA.

On a stand-alone basis, SBIC I LP held approximately $248.6 million and $215.7 million in assets at December 31, 2015 and December 31, 2014, respectively, which accounted for approximately 83% and 63% of our total consolidated assets at December 31, 2015 and December 31, 2014, respectively.

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

PWB Credit Facility

On November 5, 2015, we, as borrower, entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide OFS Capital with a $15.0 million senior secured revolving credit facility (“PWB Credit Facility”) for general corporate purposes, including investment funding. The maximum availability under the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests. The PWB Credit Facility matures on November 7, 2017. Advances under the facility will bear interest at a fixed rate per annum equal to 4.75%. We paid a $150 thousand commitment fee in connection with the closing of the PWB Credit Facility. There have been no advances under the PWB Credit Facility in 2015.

The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition.

WM Asset Sale and Related Transactions. On May 28, 2015, OFS Capital Corporation and OFS Capital WM entered into a Loan Portfolio Purchase Agreement with Madison, a Delaware limited liability company, pursuant to which OFS Capital WM sold a portfolio of 20 senior secured debt investments with an aggregate principal balance of approximately $67.8 million as of May 28, 2015 to Madison. Madison is an affiliated entity of MCF Capital Management, LLC (“MCF”), which was the loan manager for OFS Capital WM prior to the WM Asset Sale under a Loan and Security Agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, each of the Lenders from time to time party thereto, and Wells Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”).

As a result of the WM Asset Sale, the Company received cash proceeds of approximately $67.3 million. On May 28, 2015, the total fair value of the debt investments sold, applying the Company’s March 31, 2015 fair value percentages to the principal balances of the respective investments on the sale date, was approximately $66.7 million. The determination of the fair value of the Company’s investments is subject to the good faith determination by the Company’s board of directors, which is conducted no less frequently than quarterly, pursuant to the Company’s valuation policies and accounting principles generally accepted in the United States.

On May 28, 2015, pursuant to the Loan and Security Agreement, the Company applied approximately $52.4 million from the sale proceeds of the WM Asset Sale to pay in full and retire OFS Capital WM’s secured revolving credit facility with the WM Credit Facility. As a result of the termination of the WM Credit Facility, the Company wrote-off the remaining related unamortized deferred financing closing costs of $1.2 million on the revolving line of credit.

In connection with the WM Asset Sale, on May 28, 2015, OFS Capital WM and the Company entered into a Loan Administration Services Agreement with Madison pursuant to which Madison will provide loan servicing and other administrative services to OFS Capital WM with respect to the remaining loan assets. In return for its loan administration services, Madison will receive a quarterly loan administration fee of 0.25% per annum based on the average daily principal balances of the loan assets for such quarter.

Other Liquidity Matters

We expect to fund the growth of our investment portfolio utilizing borrowings under SBA debentures, future equity offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure shareholders that our plans to raise capital will be successful. In addition, we intend to distribute to our shareholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at December 31, 2015), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2015:

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years (2)	3-5 years	After 5 years (2)
	(Amounts in thousands)
PWB Credit Facility	$-	$-	$-	$-	$-
SBA Debentures	149,880	-	-	-	149,880
Total	$149,880	$-	$-	$-	$149,880

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The PWB Credit Facility is undrawn at December 31, 2015 and is scheduled to mature on November 7, 2017. The SBA debentures are scheduled to mature between September 2022 and 2025.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

Commitments and Contingencies

We had $3.8 million and $7.8 million of total unfunded commitments to three and six portfolio companies at December 31, 2015 and 2014, respectively. See “Item 8– Financial Statements and Supplementary Data - Note 9.”

Distributions

We are taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, 59% of our debt investments bore interest at floating interest rates and 41% of our debt investments bore fixed interest rates. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. All of the debt investments bearing floating interest rates in our portfolio as of December 31, 2015 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.

Our current long-term debt bears interest at a fixed rate. We expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

Assuming that our consolidated balance sheet as of December 31, 2015 were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net
	Interest	Interest	increase
Basis point increase(1)	income	expense	(decrease)
	(Amounts in thousands)
100	$653	$-	$653
200	1,977	-	1,977
300	3,360	-	3,360
400	4,744	-	4,744
500	6,128	-	6,128

(1)	A decline in interest rates would not have a material impact on our net investment income.

Although we believe that the foregoing analysis is indicative of our net investment income sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facility, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

OFS Capital Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of OFS Capital Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period ended December 31, 2015. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014 by correspondence with the custodian, loan agent, portfolio companies, or by other appropriate auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of OFS Capital Corporation at December 31, 2015 and 2014, and the results of their operations, the changes in their net assets, their cash flows, and the financial highlights for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the 2014 financial statements have been revised to correct a misstatement.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OFS Capital Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Chicago, Illinois

March 15, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

OFS Capital Corporation

Chicago, Illinois

We have audited OFS Capital Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OFS Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the reconciliation of components of distributions in the statement of changes in net assets and net assets within the balance sheet has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 15, 2016 on those financial statements.

In our opinion, OFS Capital Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OFS Capital Corporation, including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Chicago, Illinois

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

OFS Capital Corporation

We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2013, of OFS Capital Corporation and Subsidiaries (collectively, the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of OFS Capital Corporation and Subsidiaries and their cash flows for the year ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Chicago, Illinois

March 17, 2014

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	December 31,
	2015	2014
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $175,529 and $258,004, respectively)	$177,290	$254,666
Affiliate investments (amortized cost of $63,113 and $55,569, respectively)	66,393	57,568
Control investment (amortized cost of $13,613 and $0, respectively)	13,613	-
Total investments at fair value (amortized cost of $252,255 and $313,573, respectively)	257,296	312,234
Cash and cash equivalents	32,714	12,447
Interest receivable	789	676
Receivable from investment sold	-	7,223
Prepaid expenses and other assets	3,692	3,924
Deferred financing closing costs, net of accumulated amortization of $427 and $2,540, respectively	3,605	4,972
Total assets	$298,096	$341,476

Liabilities
Accrued professional fees	$433	$462
Interest payable	1,548	1,315
Management and incentive fees payable	2,238	1,229
Administration fee payable	488	273
Other liabilities	497	819
SBA debentures	149,880	127,295
Revolving line of credit	-	72,612
Total liabilities	155,084	204,005

Commitments and Contingencies (Note 9)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2015 and 2014
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,691,170 and 9,650,834 shares issued and outstanding as of December 31, 2015 and 2014, respectively	97	97
Paid-in capital in excess of par (2014 revised) (Note 2)	134,446	136,378
Accumulated undistributed net investment income (2014 revised) (Note 2)	4,612	2,459
Accumulated undistributed net realized loss (2014 revised) (Note 2)	(1,184)	(124)
Net unrealized appreciation on investments (2014 revised) (Note 2)	5,041	(1,339)
Total net assets	143,012	137,471

Total liabilities and net assets	$298,096	$341,476

Number of shares outstanding	9,691,170	9,650,834
Net asset value per share	$14.76	$14.24

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013

Investment income
Interest income
Non-control/non-affiliate investments	$23,488	$16,847	$16,613
Affiliate investments	5,341	3,646	211
Control investment	141	843	103
Total interest income	28,970	21,336	16,927
Dividend income
Non-control/non-affiliate investments	150	1	-
Affiliate investments	1,211	569	9
Total dividend income	1,361	570	9
Fee income
Non-control/non-affiliate investments	1,463	620	-
Affiliate investments	320	269	127
Control investment	150	25	7
Total fee income	1,933	914	134

Total investment income	32,264	22,820	17,070

Expenses
Interest expense	4,842	4,224	3,384
Amortization and write-off of deferred financing closing costs (see Note 10)	2,117	1,354	965
Amortization of intangible asset	195	209	-
Management fees	5,225	2,916	3,435
Incentive fee	2,627	1,253	-
Professional fees	1,114	1,517	1,639
Administration fee	1,637	1,245	938
General and administrative expenses	1,096	967	991

Total expenses	18,853	13,685	11,352

Net investment income	13,411	9,135	5,718

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(3,033)	199	87
Net realized gain on affiliate investments	1,471	28	-
Net realized loss on control investment	-	(3,586)	-
Realized gain from SBIC Acquisitions	-	-	2,742
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	5,099	534	367
Net change in unrealized appreciation/depreciation on affiliate investments	1,283	1,880	511
Net change in unrealized appreciation/depreciation on control investment	-	1,750	(1,750)

Net gain on investments	4,820	805	1,957

Net increase in net assets resulting from operations	$18,231	$9,940	$7,675

Net investment income per common share - basic and diluted	$1.39	$0.95	$0.59
Net increase in net assets resulting from operations per common share - basic and diluted	$1.89	$1.03	$0.80
Dividends and distributions declared per common share	$1.36	$1.36	$1.02
Basic and diluted weighted average shares outstanding	9,670,153	9,634,471	9,619,723

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Increase in net assets resulting from operations:
Net investment income	13,411	9,135	5,718
Realized gain from SBIC Acquisitions	-	-	2,742
Net realized gain (loss) on investments	(1,562)	(3,359)	87
Net change in unrealized appreciation/depreciation on investments	6,382	4,164	(872)
Net increase in net assets resulting from operations	18,231	9,940	7,675
Distributions to shareholders from:
Net investment income (2014 and 2013 revised) (Note 2)	(10,954)	(6,139)	(6,578)
Net realized gain (2014 and 2013 revised) (Note 2)	-	-	(87)
Return of capital distributions (2014 and 2013 revised) (Note 2)	(2,197)	(6,964)	(3,149)
Total distributions to shareholders	(13,151)	(13,103)	(9,814)
Common stock transactions:
Reinvestment of shareholder distributions	461	256	718
Net increase in net assets resulting from capital transactions	461	256	718
Net increase (decrease) in net assets	5,541	(2,907)	(1,421)
Net assets:
Beginning of year	$137,471	$140,378	$141,799
End of year	$143,012	$137,471	$140,378
Net investment income in excess of distributions, end of period (2014 and 2013 revised) (Note 2)	$4,612	$2,459	$18
Common stock activity:
Shares issued from reinvestment of shareholder distributions	40,336	21,037	51,106
Shares issued and outstanding at beginning of year	9,650,834	9,629,797	9,578,691
Shares issued and outstanding at end of year	9,691,170	9,650,834	9,629,797

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$18,231	$9,940	$7,675
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	1,562	3,359	(87)
Net realized gain from SBIC Acquisitions	-	-	(2,742)
Net change in unrealized appreciation/depreciation on investments	(6,382)	(4,164)	872
Amortization and write-off of deferred financing closing costs	2,117	1,354	965
Amortization of discounts and premiums, net	(1,795)	(1,186)	(1,354)
Amortization of deferred loan fee revenue	(498)	(280)	(127)
Amortization of intangible assets	195	209	-
Cash collection of deferred loan fee revenue	112	354	313
Payment-in-kind interest and dividends	(2,322)	(1,172)	(89)
Reversal of payment-in-kind interest income on non-accrual loans	-	64	-
Purchase of portfolio investments	(123,950)	(162,822)	(45,182)
Additonal equity investment in SBIC I LP	-	-	(5,157)
Proceeds from principal payments on portfolio investments	96,069	79,587	63,053
Proceeds from sale or redemption of portfolio investments	98,895	9,493	9,413
Cash distribution received from equity investment	183	11	-
Changes in operating assets and liabilities:
Interest payable	233	272	(361)
Management and incentive fees payable	1,009	61	501
Administration fee payable	215	(7)	170
Other assets and liabilities	(136)	(282)	1,315
Net cash provided by (used in) operating activities	83,738	(65,209)	29,178

Cash Flows From Investing Activities
Acquisitions of remaining ownership interests in SBIC I LP and SBIC I GP	-	-	(8,110)
Change in restricted cash	-	450	172
Consolidation of cash of SBIC I LP (December 4, 2013)	-	-	1,216
Net cash provided by (used in) investing activities	-	450	(6,722)

Cash Flows From Financing Activities
Net repayment of advances from affiliated entities	-	(15)	-
Cash dividends and distributions paid	(12,690)	(12,847)	(10,724)
Borrowings under the revolving line of credit	1,217	20,188	64,901
Repayments under the revolving line of credit	(73,829)	(56,531)	(55,170)
Draw down on SBA debentures	22,585	101,295	-
Change in other liabilities	-	90	-
Deferred financing closing costs paid	(750)	(3,282)	(1,164)
Deferred common stock offering costs paid	(4)	(261)	-
Net cash (used in) provided by financing activities	(63,471)	48,637	(2,157)

Net increase (decrease) in cash and cash equivalents	20,267	(16,122)	20,299
Cash and cash equivalents — beginning of year	12,447	28,569	8,270
Cash and cash equivalents — end of year	$32,714	$12,447	$28,569

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$4,609	$3,592	$3,744
Reinvestment of shareholder distributions	461	256	718

Supplemental Disclosure of Noncash Financing and Investing Activities:
Consolidation of assets and liabilities of SBIC I LP and SBIC I GP effective December 4, 2013:
Interest receivable	-	-	607
Investments, at fair value	-	-	41,887
Intangible asset	-	-	2,500
Prepaid expenses and other assets	-	-	40
SBA debentures payable	-	-	26,000
Interest payable	-	-	183
Accrued expenses and other liabilities	-	-	68

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments

Aerospace & Defense
Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Senior Secured Term Loan	6.75% cash / 2.0% PIK	(L +7.50%)	8/27/17	$2,578	$2,564	$2,433	1.7%
					2,578	2,564	2,433	1.7
Banking, Finance, Insurance & Real Estate
Accurate Group Holdings, Inc. (3)	Subordinated Loan	12.50%	N/A	8/23/18	10,000	10,050	9,940	7.0
AssuredPartners, Inc. (3)	Senior Secured Term Loan	10.00%	(L +9.00%)	10/22/23	3,000	2,883	2,894	2.0
MYI Acquiror Limited (4)	Senior Secured Term Loan A	5.75%	(L +4.50%)	5/28/19	4,826	4,815	4,710	3.3
Confie Seguros Holdings II Co.	Senior Secured Term Loan	10.25%	(L +9.00%)	5/8/19	4,000	3,965	3,893	2.7
					21,826	21,713	21,437	15.0
Capital Equipment
Elgin Fasteners Group	Senior Secured Term Loan	6.00%	(L +4.75%)	8/26/16	4,551	4,534	4,506	3.2
					4,551	4,534	4,506	3.2
Chemicals, Plastics & Rubber
Inhance Technologies Holdings LLC	Senior Secured Term Loan A	5.50%	(L +4.50%)	2/7/18	2,248	2,242	2,180	1.5
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,543	2,524	2,515	1.8
					4,791	4,766	4,695	3.3
Consumer goods: Non-durable
Phoenix Brands LLC (5)	Senior Secured Term Loan A (11)	9.25%	(L +7.75%)	1/31/16	939	937	798	0.6
					939	937	798	0.6
Containers, Packaging & Glass
Ranpak Corp.	Senior Secured Term Loan	8.25%	(L +7.25%)	10/3/22	2,000	1,995	1,940	1.4
					2,000	1,995	1,940	1.4
Healthcare & Pharmaceuticals
HealthFusion, Inc. (3)(8)	Senior Secured Loan	13.00%	N/A	10/7/18	4,750	4,711	4,893	3.4
	Common Stock Warrants (2,007,360 shares) (11)					-	2,560	1.8
					4,750	4,711	7,453	5.2

Intrafusion Holding Corp. (3) (6)	Senior Secured Term Loan B	12.84%	(P +5.75%)	9/25/20	14,250	14,196	14,059	9.8
Maverick Healthcare Equity, LLC (3)	Preferred Equity (1,250,000 units) (11)					900	1,694	1.2
	Class A Common Equity (1,250,000 units) (11)					-	257	0.2
					-	900	1,951	1.4

Physiotherapy Associates Holding, Inc.	Senior Secured Term Loan	9.50%	(L +8.50%)	6/4/22	1,000	991	972	0.7
Community Intervention Services, Inc. (f/k/a South Bay Mental Health Center, Inc.) (3)	Subordinated Loan (9)	10.0% cash / 3.0% PIK	N/A	1/16/21	6,672	6,610	6,456	4.5
United Biologics Holdings, LLC (3)	Subordinated Loan	12.0% cash / 2.0% PIK	N/A	3/5/17	4,104	4,074	3,677	2.6
	Class A-1 Units (2,686 units) and Kicker Units (2,015 units) (11)					9	-	-
	Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units) (11)					8	-	-
	Class A Warrants (10,160 units) (11)					67	-	-
	Class B Warrants (15,238 units) (11)					7	-	-
					4,104	4,165	3,677	2.6

					30,776	31,573	34,568	24.2
High Tech Industries
B+B SmartWorx Inc. (f/k/a B&B Electronics Manufacturing Company)	Senior Secured Term Loan A	6.50%	(L +5.00%)	3/31/16	2,257	2,257	2,257	1.6
					2,257	2,257	2,257	1.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Hotel, Gaming & Leisure
TravelCLICK, Inc.	Senior Secured Term Loan	8.75%	(L +7.75%)	11/6/21	3,000	2,971	2,892		2.0
					3,000	2,971	2,892		2.0
Media: Advertising, Printing & Publishing
Jobson Healthcare Information, LLC (3)	Senior Secured Term Loan (9)	10.13% cash / 2.795% PIK	(L +10.925%)	7/21/19	14,741	14,456	14,128		9.9
	Warrants (1,056,428 member units, 8% PIK) (11)					454	320		0.2
					14,741	14,910	14,448		10.1
Media: Diversified & Production
A.C.T. Lighting, Inc. (3)	Subordinated Loan	12.00% cash / 2.0% PIK	N/A	7/24/19	3,574	3,558	3,559		2.5
					3,574	3,558	3,559		2.5
Metals & Mining
All Metals Holding, LLC (3)	Senior Secured Term Loan	10.50%	N/A	12/30/19	9,900	9,765	9,697		6.8
	Common Equity (1.96% member interest) (11)					69	259		0.2
					9,900	9,834	9,956		7.0

Stancor, L.P. (3)	Senior Secured Term Loan	8.75%	(L +8.00%)	8/19/19	11,536	11,463	11,227		7.9
	1,250,000 Class A Units in SCT Holdings, LLC					1,390	1,525		1.1
					11,536	12,853	12,752		9.0

					21,436	22,687	22,708		16.0

Services: Business
BCC Software, LLC (3)	Senior Secured Term Loan	9.00%	(L +8.00%)	6/20/19	6,573	6,504	6,355		4.4
	Senior Secured Revolver (11)	N/A	(L +8.00%)	6/20/19	-	(11)	(36	)(2)	-
					6,573	6,493	6,319		4.4

C7 Data Centers, Inc. (3)(7)	Senior Secured Term Loan	13.25%	(L +8.50%)	6/22/20	11,850	11,828	11,508		8.0

Intelli-Mark Technologies, Inc.(3)	Senior Secured Term Loan	13.00%	N/A	11/23/20	8,750	8,664	8,664		6.1
	Common Equity (2,553,089 shares) (11)					1,500	1,500		1.0
					8,750	10,164	10,164		7.1

Riveron Consulting, LLC (3)	Subordinated Loan	13.25%	N/A	3/25/20	10,000	9,915	9,952		7.0
Sentry Centers Holdings, LLC (3)	Senior Secured Loan	14.00%	N/A	5/29/20	6,105	6,012	6,411		4.5
					43,278	44,412	44,354		31.0
Services: Consumer
My Alarm Center, LLC (3)	Senior Secured Term Loan	12.00%	(L +11.00%)	7/9/19	5,000	5,000	5,000		3.5
smarTours, LLC (3)	Senior Secured Loan	9.25%	N/A	10/11/18	2,439	2,410	2,429		1.7
	Preferred Equity A (500,000 units) (11)					439	769		0.5
					7,439	7,849	8,198		5.7

Southern Technical Institute, LLC (3)	Subordinated Loan	10.75% cash / 2.0% PIK	(L +11.75%)	12/2/20	5,026	5,005	4,786		3.3

					12,465	12,854	12,984		9.0
Telecommunications
NHR Holdings, LLC	Senior Secured Term Loan A	5.50%	(L +4.25%)	11/30/18	1,900	1,886	1,843		1.3
	Senior Secured Term Loan B	5.50%	(L +4.25%)	11/30/18	1,926	1,912	1,868		1.3
					3,826	3,798	3,711		2.6

Total Non-control/Non-affiliate Investments					172,038	175,529	177,290		124.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2015

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets

Affiliate Investments
Aerospace & Defense
Malabar International (3)	Subordinated Loan	12.5% cash / 2.5% PIK	N/A	5/21/17	7,450	7,487	7,496	5.2
	Preferred Stock (1,644 shares, 6% cash)					4,283	5,316	3.7
					7,450	11,770	12,812	8.9
Consumer goods: Non-durable
Master Cutlery, LLC (3)	Subordinated Loan	13.00%	N/A	4/17/20	4,777	4,752	4,705	3.3
	3,723 Preferred Equity A units in MC Parent, LLC, 5% cash, 3% PIK (11)				-	3,647	3,015	2.1
	15,564 Common Equity units in MC Parent, LLC (11)				-	-	167	0.1
					4,777	8,399	7,887	5.5
Healthcare & Pharmaceuticals
Pfanstiehl Holdings, Inc. (3)	Subordinated Loan (10)	13.50%	N/A	9/29/18	3,788	3,851	3,814	2.7
	Class A Common Equity (400 shares)					217	1,884	1.3
					3,788	4,068	5,698	4.0
Services: Business
Contract Datascan Holdings, Inc. (3)	Subordinated Loan	12.00%	N/A	2/5/21	5,350	5,325	5,236	3.7
	Preferred Equity A (2,463 shares, 10% PIK) (11)					2,712	2,772	1.9
	Common Equity (9,069 shares) (11)					-	444	0.3
					5,350	8,037	8,452	5.9

NeoSystems Corp. (3)	Subordinated Loan	10.5% cash / 1.25% PIK	N/A	8/13/19	4,632	4,600	4,619	3.2
	Convertible Preferred Stock (521,962 shares, 10% PIK) (11)					1,138	2,481	1.7
					4,632	5,738	7,100	4.9

Strategic Pharma Solutions, Inc. (3)	Senior Secured Term Loan	11.00%	(L +10.00%)	12/18/20	8,937	8,848	8,848	6.2
	1,191 Class A Units in Strategic Pharma Solutions Holdings, LLC, 6% PIK (11)					1,804	1,804	1.3
					8,937	10,652	10,652	7.5

TRS Services, LLC (3)	Senior Secured Term Loan	10.25%	(L +9.25%)	12/10/19	10,410	10,339	10,277	7.2
	Delayed Draw Senior Secured Term Loan	10.25%	(L +9.25%)	12/10/19	741	739	732	0.5
	3,000,000 Class A Units in IGT Holdings, LLC, 11% PIK (11)					2,799	2,757	1.9
	3,000,000 Common Units in IGT Holdings, LLC (11)					572	26	-
					11,151	14,449	13,792	9.6

					30,070	38,876	39,996	27.9

Total Affiliate Investments					46,085	63,113	66,393	46.3

Control Investment
Consumer goods: Non-durable
Mirage Trailers LLC (3)	Senior Secured Term Loan	12.50%	(L +11.50%)	11/25/20	10,648	10,544	10,544	7.4
	Common Equity (554 shares in MTE Holding Corp.) (11)					3,069	3,069	2.0
					10,648	13,613	13,613	9.4

Total Control Investment					10,648	13,613	13,613	9.4

Total Investments					$228,771	$252,255	$257,296	179.9%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2015

(Dollar amounts in thousands)

(1)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR") (L) or Prime (P), which is reset monthly or quarterly. All of the Company's LIBOR-referenced investments are subject to a LIBOR interest rate floor; LIBOR was below the LIBOR interest rate floor for all LIBOR-referenced investments at December 31, 2015. For each investment, the Company has provided the spread over LIBOR and current interest rate in effect at December 31, 2015. Unless otherwise noted, all investments with a stated PIK rate are obligated to make interest payments with the issuance of additional securities as payment of the entire PIK provision.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Investments held by SBIC I LP. All other investments pledged as collateral under the PWB Credit Facility.
(4)	Indicates investments that the Company deems non "qualifying assets" under Section 55(a) of the Investment Company Act of 1940 ("1940 Act"), as amended. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 96.3 % of the Company's assets were qualifying assets.
(5)	Non-accrual loan.
(6)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Intrafusion Holding Corp., the all-in interest rate of 12.84% at December 31, 2015 included an interest rate of 3.59% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(7)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to C7 Data Centers, Inc., the all-in interest rate of 13.25% at December 31, 2015 included an interest rate of 3.75% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(8)	In January 2016, HealthFusion, Inc. was purchased, at which time the Common Stock Warrants were redeemed and the Senior Secured Loan was repaid at par. In connection with the loan repayment, the Company received a prepayment penalty of $143. The Common Stock Warrants were redeemed for total consideration of $2,385, which included a cash payment of $2,115 and an additional amount held in escrow valued at $270 to be released 50% in one year and the remaining amount in approximately two years. In addition, the Company could receive an earnout payment of up to approximately $230 to $460 in 2017.
(9)	The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments with the issuance of additonal securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments.
(10)	The interest rate includes a 1.5% PIK provision, whereby the issuer has the option to make interest payments with the issuance of additonal securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect.
(11)	Non-income producing.

See Notes to Consolidated Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments

Aerospace & Defense
Aero-Metric, Inc.	Senior Secured Term Loan	8.75%	(L +7.50%)	8/27/17	$2,644	$2,622	$2,619	1.9%
Whitcraft LLC	Senior Secured Term Loan	6.50%	(L +5.00%)	12/16/15	3,788	3,775	3,712	2.7
					6,432	6,397	6,331	4.6
Banking, Finance, Insurance & Real Estate
Accurate Group Holdings, Inc. (3)	Subordinated Loan	12.50%	N/A	6/11/18	10,000	10,071	10,071	7.3
Captive Resources Midco LLC	Senior Secured Term Loan	6.50%	(L +5.00%)	1/2/19	4,804	4,757	4,646	3.4
CSI Financial Services, LLC (4)	Senior Secured Term Loan	7.00%	(L +5.75%)	12/12/18	3,207	3,174	3,173	2.3
MYI Acquiror Limited (4)	Senior Secured Term Loan A	5.75%	(L +4.50%)	5/28/19	4,875	4,848	4,826	3.5
Townsend Acquisition LLC	Senior Secured Term Loan	5.25%	(L +4.25%)	5/21/20	4,330	4,296	4,278	3.1
					27,216	27,146	26,994	19.6
Capital Equipment
Dorner MFG, Corp.	Senior Secured Term Loan	5.75%	(L +4.50%)	6/15/17	3,062	3,032	2,974	2.2
Elgin Fasteners Group	Senior Secured Term Loan	6.00%	(L +4.75%)	8/26/16	4,679	4,632	4,616	3.4
					7,741	7,664	7,590	5.60
Chemicals, Plastics & Rubber
Actagro, LLC	Senior Secured Term Loan	5.50%	(L +4.25%)	12/30/16	3,201	3,182	3,117	2.3
Accella Holdings LLC (f/k/a Dash Materials LLC)	Senior Secured Term Loan	5.50%	(L +4.50%)	4/30/19	3,424	3,413	3,424	2.5
ICM Products Inc	Senior Secured Term Loan	5.50%	(L +4.50%)	3/31/19	2,068	2,045	1,952	1.4
Inhance Technologies Holdings LLC	Senior Secured Term Loan A	5.50%	(L +4.50%)	2/7/18	2,371	2,357	2,271	1.7
KODA Distribution Group, Inc.	Senior Secured Term Loan A	6.00%	(L +5.00%)	4/9/18	3,835	3,822	3,787	2.7
VanDeMark Chemical Inc.	Senior Secured Term Loan	6.50%	(L +5.25%)	11/30/17	2,681	2,650	2,636	1.9
					17,580	17,469	17,187	12.5
Construction & Building
Jameson LLC	Senior Secured Term Loan	7.50%	(L +5.50%)	1/31/17	1,529	1,525	1,529	1.1
Nudo Products, Inc. (3)	Subordinated Loan	12.00% cash / 1.75% PIK	N/A	1/29/20	11,045	10,953	10,953	7.9
					12,574	12,478	12,482	9.0
Consumer goods: Non-durable
Phoenix Brands LLC	Senior Secured Term Loan A	7.25%	(L +5.75%)	1/31/16	1,319	1,314	1,230	0.9
					1,319	1,314	1,230	0.9
Containers, Packaging & Glass
Mold-Rite Plastics, LLC	Senior Secured Term Loan	5.50%	(L +4.25%)	6/30/16	4,009	3,990	3,962	2.9
					4,009	3,990	3,962	2.9
Energy: Oil & Gas
ANS Distributing, INC.	Senior Secured Term Loan	8.00%	(L +6.50%)	11/1/17	2,810	2,778	2,810	2.0
					2,810	2,778	2,810	2.0
Environmental Industries
Apex Companies, LLC.	Senior Secured Term Loan	5.50%	(L +4.50%)	3/28/19	3,714	3,695	3,506	2.6
JWC Environmental, LLC.	Senior Secured Term Loan	6.00%	(L +4.50%)	8/3/16	3,863	3,850	3,810	2.8
					7,577	7,545	7,316	5.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Healthcare & Pharmaceuticals
Behavioral Health Group	Senior Secured Term Loan A	5.75%	(L +4.50%)	8/18/16	4,552	4,537	4,473	3.3
Elements Behavioral Health, Inc.	Senior Secured Term Loan A	5.75%	(L +4.75%)	2/12/19	4,694	4,665	4,665	3.4
HealthFusion, Inc. (3)	Senior Secured Loan	13.00%	N/A	10/7/18	5,750	5,685	5,882	4.3
	Common Stock Warrants (1,646,666 shares) (11)					-	498	0.4
					5,750	5,685	6,380	4.7

Hygenic Corporation	Senior Secured Term Loan	6.00%	(L +4.75%)	10/11/18	4,684	4,640	4,671	3.4
Intrafusion Holding Corp. (3)(8)	Senior Secured Term Loan B	13.58%	(L +9.00%)	6/13/18	2,000	2,016	2,016	1.5
Maverick Healthcare Equity, LLC (3)	Preferred Equity (1,250,000 units) (11)					900	900	0.7
	Class A Common Equity (1,250,000 units) (11)					-	-	-
					2,000	2,916	2,916	2.2

Vention Medical, Inc. (f/k/a MedTech Group, Inc.)	Senior Secured Term Loan	6.25%	(L +5.25%)	12/31/18	4,575	4,552	4,552	3.3
South Bay Mental Health Center, Inc. (3)	Subordinated Loan (10)	12.0% cash / 2.5% PIK	N/A	10/12/17	3,030	3,030	3,027	2.2
Strata Pathology Services, Inc. (5)	Senior Secured Term Loan (11)	11.00%	(L +9.50%)	6/30/16	4,037	3,988	801	0.6
Studer Group LLC	Senior Secured Term Loan	6.00%	(L +4.75%)	7/31/18	3,448	3,430	3,322	2.4
United Biologics Holdings, LLC (3)	Subordinated Loan	12.0% cash / 2.0% PIK	N/A	3/5/17	4,183	4,126	4,181	3.0
	Class A-1 Units (2,686 units) and Kicker Units (2,015 units) (11)					9	22	-
	Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units) (11)					8	19	-
	Class A Warrants (10,160 units) (11)					67	74	0.1
	Class B Warrants (15,238 units) (11)					7	38	-
					4,183	4,217	4,334	3.1

					40,953	41,660	39,141	28.6
High Tech Industries
Anaren, Inc. (3)	Senior Secured Term Loan	5.50%	(L +4.50%)	2/18/21	2,970	2,944	2,923	2.1
B&B Electronics Manufacturing Company	Senior Secured Term Loan A	6.50%	(L +5.00%)	4/4/15	2,440	2,437	2,426	1.8
OnePath Systems, LLC	Senior Secured Term Loan	7.50%	(L +6.00%)	6/6/17	2,220	2,198	2,220	1.6
					7,630	7,579	7,569	5.5
Media: Advertising, Printing & Publishing
Content Marketing, LLC	Senior Secured Term Loan	7.50%	(L +6.25%)	12/21/17	3,039	3,012	3,039	2.2
Jobson Healthcare Information, LLC (3)	Senior Secured Term Loan (10)	10.13% cash / 2.795% PIK	(L +8.13%)	7/21/19	14,704	14,329	14,141	10.3
	Warrants (1,056,428 member units) (11)					454	384	0.3
					14,704	14,783	14,525	10.6

Media Source	Senior Secured Term Loan	5.25%	(L +4.25%)	7/16/19	2,386	2,364	2,348	1.7

					20,129	20,159	19,912	14.5
Media: Broadcasting & Subscription
Campus Televideo, Inc.	Senior Secured Term Loan	7.25%	(L +5.75%)	10/23/17	3,592	3,542	3,590	2.6
					3,592	3,542	3,590	2.6
Media: Diversified & Production
A.C.T. Lighting, Inc. (3)	Subordinated Loan	12.00% cash / 2.0% PIK	N/A	7/24/19	3,502	3,482	3,482	2.5
					3,502	3,482	3,482	2.5
Metals & Mining
All Metals Holding, LLC(3)	Senior Secured Term Loan	10.50%	N/A	12/31/19	14,000	13,763	13,763	10.0
	Common Equity (2.75% member interest) (11)					97	97	0.1
					14,000	13,860	13,860	10.1

Stancor, Inc. (3)	Senior Secured Term Loan	8.75%	(L +8.00%)	8/19/19	13,500	13,391	13,395	9.7
	1,250,000 Class A Units in SCT Holdings, LLC (11)					1,250	1,287	0.9
					13,500	14,641	14,682	10.6

					27,500	28,501	28,542	20.7
Retail
Tharpe Company, Inc.	Senior Secured Term Loan	6.00%	(L +4.75%)	10/19/17	3,589	3,559	3,555	2.6
					3,589	3,559	3,555	2.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments - Continued

Services: Business
Accuvant Finance, LLC (3)	Senior Secured Initial Loans	7.00%	(P +3.75%)	10/22/20	5,970	5,917	5,970		4.3
BCC Software, LLC (3)	Senior Secured Revolver	N/A	(L +8.00%)	6/19/19	-	(15)	(24	)(2)	-
	Senior Secured Term Loan	9.00%	(L +8.00%)	6/19/19	6,913	6,820	6,758		4.9
					6,913	6,805	6,734		4.9

Caddie Master Enterprises, Inc. (3)	Senior Secured Term Loan	10.00%	(L +9.00%)	12/31/20	10,500	9,845	9,845		7.2
	Common Stock Warrants (78.97 shares) (11)					550	550		0.4
					10,500	10,395	10,395		7.6

C7 Data Centers, Inc. (3)	Senior Secured Term Loan	9.50%	(L +7.50%)	9/30/19	7,234	7,234	7,274		5.3
	Senior Secured Line of Credit	9.50%	(L +7.50%)	9/30/19	500	500	503		0.4
					7,734	7,734	7,777		5.7

Community Investors, Inc. (3)(6)	Senior Secured Term Loan	11.86%	(L +7.25%)	9/30/19	8,500	8,420	8,420		6.1
	Common Stock (560 shares) (11)					1	1		-
	Preferred Stock A (59,258 shares, 10% PIK) (11)					60	155		0.1
	Preferred Stock A-1 (27,737 shares, 10% PIK) (11)					66	72		0.1
	Preferred Stock A-2 (16,888 shares, 10% PIK) (11)					44	44		-
					8,500	8,591	8,692		6.3

Revspring Inc. (f/k/a Dantom Systems, Inc.)	Senior Secured Term Loan	5.50%	(L +4.25%)	8/3/17	4,454	4,434	4,454		3.2
Young Innovations, Inc.	Senior Secured Term Loan A	5.25%	(L +4.25%)	1/30/19	2,663	2,636	2,630		1.9
					46,734	46,512	46,652		33.9
Services: Consumer
smarTours, LLC (3)	Senior Secured Loan	9.25%	N/A	10/11/18	3,905	3,842	3,901		2.8
	Preferred Equity A (500,000 units) (11)					489	671		0.5
					3,905	4,331	4,572		3.3

Southern Technical Institute, LLC (3)	Subordinated Loan	10.75%	(L +9.75%)	12/2/20	5,000	4,975	4,975		3.6

					8,905	9,306	9,547		6.9
Telecommunications
Barcodes LLC	Senior Secured Term Loan	7.25%	(P +4.00%)	12/9/19	2,815	2,791	2,791		2.0
NHR Holdings, LLC	Senior Secured Term Loan A	5.50%	(L +4.25%)	11/30/18	2,072	2,052	1,978		1.4
NHR Holdings, LLC	Senior Secured Term Loan B	5.50%	(L +4.25%)	11/30/18	2,100	2,080	2,005		1.5
					6,987	6,923	6,774		4.9

Total Non-control/Non-affiliate Investments					256,779	258,004	254,666		185.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

Industry Name of Portfolio Company	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets

Affiliate Investments
Aerospace & Defense
Malabar International (3)	Subordinated Loan	12.5% cash / 2.5% PIK	N/A	5/21/17	7,264	7,328	7,376	5.4
	Preferred Stock (1,644 shares)					4,283	4,404	3.2
					7,264	11,611	11,780	8.6

Healthcare & Pharmaceuticals
Pfanstiehl Holdings, Inc (3)	Subordinated Loan (10)	12.0% cash / 1.5% PIK	N/A	9/29/18	3,788	3,874	3,864	2.8
	Class A Common Equity (400 shares) (11)					217	1,070	0.8
					3,788	4,091	4,934	3.6
Services: Business
Contract Datascan Holdings, Inc. (3)(7)	Senior Secured Term Loan B	10.75%	(L +9.75%)	12/17/18	9,265	9,192	9,129	6.6
	Preferred Equity A (2,463 shares, 10% PIK) (11)					2,351	2,468	1.8
	Preferred Equity B (382 shares, 10% PIK) (11)					483	446	0.3
	Common Equity (9,069 shares) (11)					-	-	-
					9,265	12,026	12,043	8.7

NeoSystems Corp. (3)	Subordinated Loan	10.5% cash / 2.25% PIK	N/A	8/13/19	4,540	4,498	4,524	3.3
	Convertible Preferred Stock (521,962 shares, 10% PIK) (11)					1,029	1,292	0.9
					4,540	5,527	5,816	4.2

Sentry Centers Holdings, LLC (3)	Senior Secured Loan	14.00%	N/A	6/28/18	5,075	4,969	5,104	3.7
	Senior Secured Loan	14.00%	N/A	1/15/16	1,000	979	1,010	0.7
	Preferred Equity A (83 units) (11)					-	520	0.4
					6,075	5,948	6,634	4.8

Tangible Software, Inc. (3)(9)	Senior Secured Loan	4%	N/A	6/17/16	2,639	2,468	2,463	1.8
	Common Equity (1,285,864 shares) (11)					-	-	-
					2,639	2,468	2,463	1.8

TRS Services, LLC (3)	Initial Senior Term Loan	9.50%	(L +8.50%)	12/10/19	10,474	10,383	10,383	7.6
	Delayed Draw Senior Term Loan	9.50%	(L +8.50%)	12/10/19	499	495	495	0.4
	3,000,000 Class A Units in IGT Holdings, LLC, 11% PIK (11)					3,020	3,020	2.2
	3,000,000 Common Units in IGT Holdings, LLC (11)					-	-	-
					10,973	13,898	13,898	10.2

					33,492	39,867	40,854	29.7

Total Affiliate Investments					44,544	55,569	57,568	41.9

Total Investments					$301,323	$313,573	$312,234	227.1%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2014

(Dollar amounts in thousands)

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P), which is reset monthly or quarterly. All of the Company's LIBOR-referenced investments are subject a LIBOR interest rate floor; LIBOR was below the LIBOR interest rate floor for all LIBOR-referenced investments at December 31, 2014. For each investment, the Company has provided the spread over LIBOR and current interest rate in effect at December 31, 2014. Unless otherwise noted, all investments with a stated PIK rate are obligated to make interest payments with the issuance of additional securities as payment of the entire PIK provision.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Investments held by SBIC I LP. All other investments were held by OFS Capital WM, and were pledged as collateral under the OFS Capital WM credit facility.
(4)	Indicates investments that the Company deems non "qualifying assets" under Section 55(a) of the Investment Company Act of 1940 ("1940 Act"), as amended. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of December 31, 2014, 97.6 % of the Company's assets were qualifying assets.
(5)	Non-accrual loan.
(6)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Community Investors, Inc., the all-in interest rate of 11.86% at December 31, 2014 included an interest rate of 3.61% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(7)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Term Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall.
(8)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Intrafusion Holding Corp., the all-in interest rate of 13.58% at December 31, 2014 included an interest rate of 3.08% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(9)	The original debt and equity investments, with a total cost basis of $8,992, were restructured on December 17, 2014, as a result of which SBIC I LP received a cash payment of $2,943, a new note with a fair value of $2,463 on the restructuring date and at December 31, 2014, and common stock in Tangible Software, Inc. valued at zero at the restructuring date and at December 31, 2014. In connection with this restructuring, SBIC I LP recognized a loss of $3,586. The post-restructured investments were classified as affiliate investments and the new debt investment was deemed an accrual loan as of December 31, 2014.
(10)	The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments with the issuance of additonal securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments.
(11)	Non-income producing.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1. Organization

OFS Capital Corporation (the “Company”) is a Delaware corporation formed on November 7, 2012, as an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s strategic investment focus is primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies in the United States. The Company has entered into an investment advisory and management agreement with OFS Capital Management, LLC (“OFS Advisor”), under which OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. The Company may make investments directly or through OFS SBIC I, LP (“SBIC I LP”), its investment company subsidiary licensed under the Small Business Administration (“SBA”) Small Business Investment Company program (the “SBIC Program”).

The SBIC Program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC I LP is subject to regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the Small Business Investment Act of 1958 (“SBIC Act”), and limitations on the financing terms of investments, and capitalization thresholds that limit distributions to the Company; and is subject to periodic audits and examinations of its financial statements. As of December 31, 2015, SBIC I LP was in compliance with its regulatory requirements. See Notes 5 and 10.

Note 2. Correction of Error

In the fourth quarter of 2015, the Company discovered and corrected errors impacting the classification of certain components of consolidated net assets as of December 31, 2014 and 2013, and distributions reported on the consolidated statement of changes in net assets for the year ended December 31, 2014. The Company also separately stated capital gain distributions on the consolidated statement of changes in net assets for the year ended December 31, 2013 to be consistent with the 2014 and 2015 presentation. These reclassifications had no effect on total net assets or net asset value per share. The purpose of the reclassifications was to properly report the tax character of, and basis differences between tax and accounting principles generally accepted in the United States of America (“GAAP”) in (i) accumulated shareholder distributions, (ii) accumulated undistributed net investment income, (iii) accumulated net realized gains/losses, and (iv) net unrealized appreciation (depreciation) on investments. Accordingly, the Company has revised its December 31, 2014 consolidated balance sheet and statement of changes in net assets for the years ended December 31, 2014 and 2013 and the three and six months ended June 30, 2015 and the three and nine months ended September 30, 2015 interim financial statements as disclosed below. The effect of recording the adjustments in the December 31, 2014 consolidated balance sheet, the consolidated statement of changes in net assets for the year ended December 31, 2014 and 2013, and the consolidated statement of operations for the quarters ended September 30, 2015 and June 30, 2015 to be reported in subsequent filings are as follows:

Summary of revisions to the Statement of Net Assets (affected components)

	As Previously Reported		Revised	As Previously Reported		Revised
	December 31, 2014	Revisions	December 31, 2014	December 31, 2013	Revisions	December 31, 2013

Net Assets
Preferred stock
Common stock	$97	$-	$97	$96	$-	$96
Paid-in capital in excess of par	143,381	(7,003)	136,378	143,126	104	143,022
Accumulated undistributed (distributions in excess of) net investment income	(7,844)	10,303	2,459	(4,103)	(4,121)	18
Accumulated undistributed net realized gain (loss)	(844)	720	(124)	2,742	-	2,742
Net unrealized appreciation (depreciation) on investments	2,681	(4,020)	(1,339)	(1,483)	4,017	(5,500)
Total net assets	$137,471	$-	$137,471	$140,378	$-	$140,378

Summary of revisions to Statement of Changes in Net Assets (affected components)

	As Previously Reported		Revised	As Previously Reported		Revised
	Year Ended		Year Ended	Year Ended		Year Ended
	December 31, 2014	Revisions	December 31, 2014	December 31, 2013	Revisions	December 31, 2013
Distributions to shareholders from:
Net investment income	$(12,876)	$(6,737)	$(6,139)	$(9,727)	$(3,282)	$(6,445)
Net realized gains	(227)	(227)	-	(87)	-	(87)
Return of capital distributions	-	6,964	(6,964)	-	3,282	(3,282)
Total distributions to shareholders	$(13,103)	$-	$(13,103)	$(9,814)	$-	$(9,814)

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2. Correction of Error (Continued)

Summary of revisions to Statement of Operations (affected components)

	As Previously Reported		Revised
	Three Months Ended		Three Months Ended
	September 30, 2015	Revisions	September 30, 2015

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	$254	$(19)	$235
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(2,115)	19	(2,096)
Net change in unrealized appreciation/depreciation on affiliate investments	(348)	-	(348)
Net loss on investments	$(2,209)	$-	$(2,209)

	As Previously Reported		Revised
	Nine Months Ended		Nine Months Ended
	September 30, 2015	Revisions	September 30, 2015

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	$3,132	$(2,932)	$200
Net realized gain on affiliate investments	1,471	-	1,471
Net change in unrealized appreciation/depreciation on
non-control/non-affiliate investments	(3,173)	2,932	(241)
Net change in unrealized appreciation/depreciation on affiliate investments	1,494	-	1,494

Net loss on investments	$2,924	$-	$2,924

Summary of revisions to Statement of Operations (affected components)

	As Previously Reported		Revised
	Three Months Ended		Three Months Ended
	June 30, 2015	Revisions	June 30, 2015

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	$2,788	$(2,913)	$(125)
Net realized gain on affiliate investments	1,471	-	1,471
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(705)	2,913	2,208
Net change in unrealized appreciation/depreciation on affiliate investments	1,096	-	1,096
Net gain on investments	$4,650	$-	$4,650

	As Previously Reported		Revised
	Six Months Ended		Six Months Ended
	June 30, 2015	Revisions	June 30, 2015

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	$2,878	$(2,913)	$(35)
Net realized gain on affiliate investments	1,471	-	1,471
Net change in unrealized appreciation/depreciation on
non-control/non-affiliate investments	(1,058)	2,913	1,855
Net change in unrealized appreciation/depreciation on affiliate investments	1,842	-	1,842

Net gain on investments	$5,133	$-	$5,133

Note 3. Summary of Significant Accounting Policies

Basis of presentation: The Company prepares its consolidated financial statements in accordance with GAAP, including Accounting Standards Codification Topic 946, “Financial Services–Investment Companies”, and the requirements for reporting on Form 10-K, the 1940 Act, and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments consisting only of normal and recurring accruals and adjustment.

Principles of consolidation: The Company consolidates majority-owned investment company subsidiaries. The Company does not own any controlled operating company whose business consists of providing services to the Company, which would also require consolidation. All intercompany balances and transactions are eliminated upon consolidation. See Notes 4 and 5.

Fair value of financial instruments: The Company applies fair value to substantially all of its financial instruments. Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use in pricing the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by a variety of factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the entirety of the Company’s investments.

Changes to the valuation policy are reviewed by management and the Company’s board of directors (the “Board”). As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, the Company will continue to refine its valuation methodologies.

See Note 8 for more detailed disclosures of the Company’s fair value measurements of its financial instruments.

Investment classification:  The Company classifies its investments in accordance with the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in those companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in those companies in which the Company owns between 5% and 25% of the voting securities. “Non-Control/Non-Affiliate Investments” are those that neither qualify as Control Investments nor Affiliate Investments.

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

Liquidity risk - Liquidity risk represents the possibility that the Company may not maintain sufficient cash balances or access to cash to meet loan and other commitments as they become due.

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

Use of estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Reportable segments: The Company has a single reportable segment and single operating segment structure.

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities at the time of acquisition of three months or less. The Company places its cash in financial institutions and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. Included in cash and cash equivalents was $32,612 held in a US Bank Money Market Deposit Account as of December 31, 2015. As of December 31, 2014, cash and cash equivalents included $8,570 and $1,039 held in a US Bank Money Market Deposit Account and Wells Fargo Prime INVT MM #1752 account, respectively.

Revenue recognition:

Interest Income: Interest income, adjusted for amortization of premium and accretion of discounts, is recorded on an accrual basis. Recognized interest income, if payable monthly or quarterly, is reported as interest receivable until collected. Recognized interest income due at maturity or at another stipulated date (“PIK interest”) is recorded as an adjustment to the amortized cost basis of the investment. The Company accrues interest income until events occur that place a loan into a non-accrual status (see below).Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “net loan origination fees”) are capitalized, and the Company accretes or amortizes such amounts as additional interest income over the life of the loan using a method that approximates the effective interest method. When the Company receives a loan principal payment, the OID related to the paid principal is accelerated and recognized in interest income. Unamortized OID is recorded as an adjustment to the amortized cost basis of the investment and unamortized loan amendment fees are reported as deferred loan fee revenue. All other interest income is recognized as contractually earned. Further, in connection with the Company’s debt investments, the Company may receive warrants or similar equity-related securities (“Warrants”). The Company determines the cost basis of Warrants based upon their fair values on the date of receipt relative to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income as described above.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

Unamortized net loan origination fees on debt investments were $1,885 and $3,706 as of December 31, 2015 and 2014, respectively. The Company recognized net loan origination fee income of $2,263, $1,459, and $1,481 for the years ended December 31, 2015, 2014, and 2013, respectively. The Company recognized PIK interest income of $1,206, $664, and $37 for the years ended December 31, 2015, 2014, and 2013, respectively. To maintain its status as a RIC, the Company includes non-cash interest income in the amounts that must be distributed to shareholders.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities is accrued as earned. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recorded as an adjustment to the cost basis of the investment. The Company discontinues accrual of PIK dividends on preferred equity securities when it determines that the dividend may not be collectible. The Company assesses the collectability of the PIK dividends based on factors including the fair value of the preferred equity security, the valuation of the portfolio company’s enterprise value, and proceeds expected to be received over the life of the investment. Distributions received from common or preferred equity securities that do not qualify as dividend income are recorded as a return of capital and a reduction in the adjusted cost basis of the investment. In addition, the Company may receive cash distributions from portfolio companies that are taxed as flow-through entities. Each distribution is evaluated to determine whether it should be recorded as income or as a return of capital. Generally, the Company will not record distributions from investments taxed as flow through entities as income unless there are sufficient accumulated tax-basis earning and profits prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the adjusted cost basis of the investment. The Company recognized preferred dividend income of $1,276, $570, and $9, of which $1,116, $445, and $–0–, respectively, was contractually earned but not declared for the years ended December 31, 2015, 2014, and 2013, respectively. The Company recognized common stock dividends of $85 for the year ended December 31, 2015. The Company did not recognize common stock dividends during the years ended December 31, 2014 and 2013.

Fee Income: The Company generates revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, and other contractual fees. Such revenue is recognized as the related services are rendered. Prepayment penalties for debt instruments repaid prior to their stated maturity are recorded as income upon receipt.

Net Realized and Unrealized Gain or Loss on Investments: Investment transactions are reported on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the carrying value of the investment. Investments are reported at fair value as determined by the Company’s Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as a component of the net changes in unrealized appreciation/depreciation on investments in the consolidated statements of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans, and non-accrual loans are further classified as and accounted for under either a non-accrual cash method or a non-accrual cost recovery method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest according to the contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of management, there is reasonable doubt about its collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected , other than PIK interest that has been contractually added to the principal balance prior to the designation date, is reversed against current period interest income. Interest payments subsequently received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. At December 31, 2015, one investment with aggregate cost and fair value of $937 and $798, respectively, was carried as non-accrual cash method loan. At December 31, 2014, the Company’s investment in Strata Pathology, Inc. (“Strata”) was the Company’s sole investment designated as a non-accrual loan, and was carried with an aggregate fair value and amortized cost of $801 and $3,988, respectively. On October 2, 2015, the Company accepted a cash payment of $97 in full satisfaction of the loan. In connection with the Strata settlement, the Company realized a fourth quarter loss of $3,891 and reversed $3,187 of previously recognized unrealized depreciation.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its investment company taxable income to its shareholders. The Company has made, and intends to continue to make, the requisite distributions to its shareholders, which generally relieves the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in an amount less than that which would trigger federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such income. Excise tax liability is recognized when the Company determines its estimated current year annual taxable income exceeds estimated current year dividend distributions.

The Company may utilize wholly-owned holding companies taxed under Subchapter C of the Code when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a BDC. These “tax blocker” entities are consolidated in the Company’s GAAP financial statements and may result in the reporting of federal income tax expense with respect to income derived from those investments. Such income, net of applicable federal income tax, is not included in the Company’s tax-basis net investment income until distributed, which may result in temporary differences and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses.

The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The Company recognizes accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2015 and 2014. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

Dividends and distributions: Dividends and distributions to common shareholders are recorded on the declaration date. The timing of dividends and distributions as well as the amount to be paid out as a dividend or distribution is determined by the Board each quarter. Dividends from net investment income and net realized gains are determined in accordance with the Code. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Dividends paid in excess of taxable net investment income and net realized gains are considered returns of capital to shareholders.

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

Goodwill: On December 4, 2013, in connection with the SBIC Acquisitions, the Company recorded goodwill of $1,077 (see Note 4). Goodwill is not subject to amortization. Goodwill is evaluated for impairment annually or more frequently if events occur or circumstances change that indicate goodwill may be impaired. There have been no goodwill impairments since the date of the SBIC Acquisitions. Goodwill is included in prepaid expenses and other assets at December 31, 2015 and 2014.

Intangible asset: On December 4, 2013, in connection with the SBIC Acquisitions, the Company recorded an intangible asset of $2,500 attributable to the SBIC license. The Company amortizes this intangible asset on a straight-line basis over its estimated useful life of 13 years. The Company expects to incur annual amortization expense of $195 in each of the years ending December 31, 2025 and $145 in 2026.

The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The intangible asset, net of accumulated amortization of $405 and $209, is included in prepaid expenses and other assets at December 31, 2015and 2014, respectively.

Interest expense: Interest expense is recognized on an accrual basis.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

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

In March 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements where an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 did not specifically address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. In response, the FASB issued ASU 2015-15 to incorporate the views of the Securities and Exchange Commission (“SEC”), which, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements, stated the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and requires a retrospective approach to adoption and applicable disclosures for a change in an accounting principle. Early adoption is permitted. Upon adoption of ASU 2015-03, the deferred financing closing costs associated with the Company’s SBA debentures will be presented in the balance sheet as a direct deduction from the SBA debentures liability rather than as an asset. In addition, amortization of deferred financing closing costs will be reported as interest expense in the consolidated statement of operations rather than as amortization of deferred financing closing costs. The Company is currently evaluating the impact of ASU 2015-03 to its revolving lines of credit.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value, and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The Company is required to record its investments at fair value with changes in fair value recognized in net income in accordance with ASC Topic 946, Financial Services—Investment Companies. Therefore, the adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4. OFS Capital WM

OFS Capital WM, LLC (“OFS Capital WM”), a wholly-owned investment company subsidiary, was formed in August 2010 with the limited purpose of holding, acquiring, managing and financing senior secured loan investments to middle-market companies in the United States. On September 28, 2010, the Company became the owner of OFS Capital WM through a transaction in which it transferred eligible loans—or 100% of its participating interest in certain other loans—to OFS Capital WM in exchange for cash and a 100% equity ownership interest in OFS Capital WM. These loans were managed and serviced by MCF Capital Management, LLC (“MCF”) under a loan and security agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, and Well Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”). MCF charged a management fee of 0.25% per annum of the assigned value of the underlying portfolio investments plus an accrued fee that was deferred until termination of the Loan and Security Agreement on May 28, 2015. The Company incurred management fee expense related to this agreement of $288, $731, and $1,061, for the years ended December 31, 2015, 2014, and 2013, respectively.

OFS Capital WM Asset Sale and Related Transactions

On May 28, 2015, the Company and OFS Capital WM entered into a Loan Portfolio Purchase Agreement with Madison Capital Funding LLC (“Madison”), an affiliate of MCF, pursuant to which OFS Capital WM sold a portfolio of 20 senior secured debt investments with an aggregate outstanding principal balance of $67,807 to Madison for cash proceeds of $67,309 (the “WM Asset Sale”). On May 28, 2015, the total fair value of the debt investments sold, applying the Company’s March 31, 2015 fair value percentages to the principal balances of the respective investments on the sale date, was approximately $66.7 million. The determination of the fair value of the Company’s investments is subject to the good faith determination by the Company’s board of directors, which is conducted no less frequently than quarterly, pursuant to the Company’s valuation policies and accounting principles generally accepted in the United States.

On May 28, 2015, pursuant to the Loan and Security Agreement, the Company applied $52,414 from the sale proceeds of the WM Asset Sale to pay in full and retire OFS Capital WM’s secured revolving line of credit with Wells Fargo Bank, N.A. (“WM Credit Facility”). As a result of the termination of the WM Credit Facility, the Company wrote-off related unamortized deferred financing closing costs of $1,216.

On May 28, 2015, in connection with the WM Asset Sale, the Company entered into a Loan Administration Services Agreement with Madison pursuant to which Madison will provide loan servicing and other administrative services to OFS Capital WM with respect to certain of its remaining loan assets. In return for its loan administration services, Madison will receive a quarterly loan administration fee of 0.25% per annum based on the average daily principal balances of the loan assets for such quarter. The Company incurred loan administration fee expense of $33 for the year ended December 31, 2015.

Note 5. SBIC Acquisitions

On December 4, 2013, the Company acquired all of the limited partnership interests in SBIC I LP, as well as all of the membership interest in SBIC I GP, LLC (“SBIC I GP”) that it did not already own, which resulted in SBIC I LP becoming a wholly owned subsidiary of the Company (the “SBIC Acquisitions”). The Company paid cash of $8,110 for the SBIC Acquisitions, consisting of $7,951 for the SBIC I LP interests and $159 for the SBIC I GP interests. In connection with the SBIC Acquisitions, on December 5, 2013, the employees directing the activities of SBIC I LP were reemployed by the affiliated entity of the Company, and Tamarix Associates, LLC was terminated as the investment manager of SBIC I LP. Upon the closing of the SBIC Acquisitions, the Company increased its capital commitment to SBIC I LP, both directly and through SBIC I GP, to $75,000.

The SBIC Acquisitions were accounted for as a step acquisition in accordance with the Accounting Standards Codification 805, “Business Combinations” (“ASC Topic 805”), under which the Company first re-measured its previously held equity interest in SBIC I LP and SBIC I GP at fair value at December 4, 2013, and recognized the resulting $2,742 gain in earnings. The Company then stepwise accounted for the $1,077 excess of the fair value of its previously held equity interest plus acquisition price over the fair value of the total net assets of SBIC I LP and SBIC I GP as goodwill. For tax purposes, the Company amortizes the goodwill over a period of 15 years.

In connection with the SBIC Acquisitions, the Company recognized a $2,500 intangible asset attributable to SBIC I LP’s SBIC license. In addition, the control the Company obtained upon the SBIC Acquisitions required the Company to consolidate the financial statements of SBIC I LP and SBIC I GP into its own effective December 4, 2013.

The following table presents (1) the fair value of the net identifiable assets of SBIC I LP and SBIC I GP on the December 4, 2013 SBIC Acquisitions date, (2) remeasurement of the Company’s equity interests in SBIC I LP and SBIC I GP at the SBIC Acquisitions date fair value and recognition of a realized gain, and (3) recording of the excess of the fair value of the previously held equity interest of SBIC I LP and SBIC I GP plus the acquisition price over the fair value of the total net assets of SBIC LP and SBIC I GP as goodwill.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5. SBIC Acquisitions (Continued)

Fair value of net identifiable assets on SBIC Acquisitions date:
Investments	$41,887
Cash and cash equivalents	1,216
Interest receivable and other assets	647
Intangible asset	2,500
Total assets	$46,250
SBA debentures	(26,000)
Other liabilities	(251)
Net assets	$19,999
Remeasurement of the Company's equity investments in step acquisition:
Fair value of the Company's equity interests on SBIC Acquisitions date	$12,966
Cost of the Company's equity interest immediately prior to SBIC Acquisitions date	10,224

Realized gain	$2,742

Goodwill:
Acquisition price	$8,110
Fair value of the Company's equity interests on SBIC Acquisitions date	12,966
Less: total net assets acquired	(19,999)
Goodwill	$1,077

The following table reflects the summary operational data of SBIC I LP on a stand-alone basis for the period December 5, 2013 to December 31, 2013.

Total investment income	$593
Total expenses	(84)
Net change in unrealized appreciation on non-control/non-affiliate investments	45
Net change in unrealized appreciation on affiliate investments	119
Net change in unrealized depreciation on control investment	(1,750)
Net decrease in net assets resulting from operations	$(1,077)

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5. SBIC I LP and SBIC I GP (Continued)

The following unaudited pro forma presentation assumes the SBIC Acquisitions took place on January 1, 2013.

	For the year ended December 31, 2013
	Historical	Pro Forma Adjustments		Pro Forma
		(unaudited)		(unaudited)
Investment income
Interest income	$16,927	$3,677	(1)	$20,604
Dividend and fee income	143	278	(1)	421

Total investment income	17,070	3,955		21,025

Expenses
Interest expense	3,384	502	(1)	3,886
Amortization of deferred financing closing costs	965	121	(1)	1,086
Management fees	3,435	288	(1)	3,723
Professional fees	1,639	122	(1)	1,761
Administrative fee	938	-		938
General and administrative expenses	991	32	(1)	1,023

Total expenses	11,352	1,065		12,417

Net investment income	5,718	2,890		8,608

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	87	-		87
Realized gain from SBIC Acquisitions	2,742	(2,742	)(2)	-
Net change in unrealized appreciation (depreciation) on investments	(872)	1,783	(1)	911

Net realized and unrealized gain on investments	1,957	(959)		998

Net increase in net assets resulting from operations	$7,675	$1,931		$9,606

Pro Forma Adjustments:

(1) To incorporate SBIC I LP’s statement of operations for the period January 1, 2013 through December 4, 2013 into the Company’s. During this period, SBIC I GP had minimal activities.

(2) To eliminate the Company’s realized gain from the step acquisition on its pro forma consolidated statement of operations for the year ended December 31, 2013.

Note 6. Related Party Transactions

Investment Advisory and Management Agreement: On November 7, 2012, the Company entered into an Investment Advisory and Management Agreement (“Advisory Agreement”) with OFS Advisor, under which OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. Under the terms of the Advisory Agreement and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of Orchard First Source Asset Management, LLC (“OFSAM”) and a registered investment advisor under the Investment Advisers Act of 1940, as amended.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Related Party Transactions (Continued)

OFS Advisor’s services under the Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. From the completion of the Company’s IPO through October 31, 2013, the base management fee was calculated at an annual rate of 0.875% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. Beginning on November 1, 2013 and through March 31, 2014, pursuant to the Advisory Agreement, the base management fee was calculated at an annual rate of 1.75% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. OFS Advisor has excluded the value of the intangible asset and goodwill resulting from the SBIC Acquisitions from the base management fee calculation.

On May 5, 2014, the OFS Advisor agreed to reduce its base management fee by two-thirds for the nine months commencing April 1, 2014 and ending December 31, 2014. Specifically, for the second, third, and fourth quarters of fiscal 2014, OFS Advisor reduced its base management fee from 0.4375% per quarter to 0.145833% per quarter of the average value of the Company’s total assets (other than cash, cash equivalents, and the intangible asset and goodwill resulting from the SBIC Acquisitions, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters. The purpose of this was to reduce the effective annual base management fee payable to OFS Advisor pursuant to the terms of the Advisory Agreement by 50% for the 2014 fiscal year. Accordingly, the effective annual base management fee for the 2014 fiscal year was equal to 50% of the 1.75% required by the Advisory Agreement with OFS Advisor, or 0.875%. OFS Advisor informed the Company that this reduction was made for the benefit of the Company’s shareholders to take into account unforeseen delays in completing the SBIC Acquisitions. The base management fee resumed to its 1.75% annual rate on January 1, 2015.

The base management fee is payable quarterly in arrears and was $4,937, $2,184, and $2,374, for the years ended December 31, 2015, 2014 and 2013, respectively.

The incentive fee has two parts. The first part (part one) is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means  interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.

Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to pre-incentive fee net income is 20.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, OFS Advisor receives no incentive fee until the net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100.0% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, OFS Advisor will receive 20.0% of the pre-incentive fee net investment income.

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

The second part (part two) of the incentive fee (the “Capital Gain Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), commencing on December 31, 2012, and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gain Fee; provided that the incentive fee determined as of December 31, 2012 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period beginning on the date of the Company’s election to be a BDC and ending December 31, 2012.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Related Party Transactions (Continued)

The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). OFS Advisor has excluded from the Capital Gain Fee calculation any realized gain with respect to (1) the step acquisitions resulting from the SBIC Acquisitions, and (2) the WM Asset Sale.

The Company incurred incentive fee expense of $2,627, $1,253, and $-0- for the years ended December 31, 2015, 2014, and 2013, respectively. Incentive fees for the year ended December 31, 2015, consisted of part one incentive fees (based on net investment income) of $2,488 and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $139, which was accrued but not payable as of December 31, 2015. Incentive fees were $1,253 and $-0- for the years ended December 31, 2014 and 2013, respectively, which consisted entirely of part one incentive fees.

Administration Agreement: On November 7, 2012, the Company entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (the “OFS Services”), a wholly-owned subsidiary of OFSAM. Pursuant to the Administration Agreement, OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs.

Administration expense was $1,637, $1,245, and $938 for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 7. Investments

As of December 31, 2015, the Company had loans to 38 portfolio companies, of which 71% were senior secured loans and 29% were subordinated loans, at fair value, as well as equity investments in 15 of these portfolio companies. The Company also held an equity investment in one portfolio company in which it did not hold a debt interest. At December 31, 2015, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt investments	$163,398	$161,944	$160,437
Subordinated debt investments	65,373	65,227	64,240
Equity investments	N/A	25,084	32,619
Total	$228,771	$252,255	$257,296

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7. Investments (Continued)

At December 31, 2015, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Aerospace & Defense	$14,334	5.7%	$15,245	5.9%
Banking, Finance, Insurance & Real Estate	21,713	8.6	21,437	8.3
Capital Equipment	4,534	1.8	4,506	1.8
Chemicals, Plastics & Rubber	4,766	1.9	4,695	1.8
Consumer goods: Non-durable	22,949	9.1	22,298	8.7
Containers, Packaging & Glass	1,995	0.8	1,940	0.8
Healthcare & Pharmaceuticals	35,641	14.1	40,266	15.6
High Tech Industries	2,257	0.9	2,257	0.9
Hotel, Gaming & Leisure	2,971	1.2	2,892	1.1
Media: Advertising, Printing & Publishing	14,910	5.9	14,448	5.6
Media: Diversified & Production	3,558	1.4	3,559	1.4
Metals & Mining	22,687	9.0	22,708	8.8
Services: Business	83,288	33.0	84,350	32.8
Services: Consumer	12,854	5.1	12,984	5.0
Telecommunications	3,798	1.5	3,711	1.5
	$252,255	100.0%	$257,296	100.0%

As of December 31, 2014, the Company had loans to 61 portfolio companies, of which 82% were senior secured loans and 18% were subordinated loans, at fair value, as well as equity investments in 15 of these portfolio companies. The Company also held equity investments in one portfolio company in which it did not hold a debt interest. At December 31, 2014, investments consisted of the following:

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

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7. Investments (Continued)

At December 31, 2014, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Aerospace & Defense	$18,008	5.7%	$18,111	5.8%
Banking, Finance, Insurance & Real Estate	27,146	8.7	26,994	8.7
Capital Equipment	7,664	2.4	7,590	2.4
Chemicals, Plastics & Rubber	17,469	5.6	17,187	5.5
Construction & Building	12,478	4.0	12,482	4.0
Consumer goods: Non-durable	1,314	0.4	1,230	0.4
Containers, Packaging & Glass	3,990	1.3	3,962	1.3
Energy: Oil & Gas	2,778	0.9	2,810	0.9
Environmental Industries	7,545	2.4	7,316	2.3
Healthcare & Pharmaceuticals	45,751	14.6	44,075	14.1
High Tech Industries	7,579	2.4	7,569	2.4
Media: Advertising, Printing & Publishing	20,159	6.4	19,912	6.4
Media: Broadcasting & Subscription	3,542	1.1	3,590	1.1
Media: Diversified & Production	3,482	1.1	3,482	1.1
Metals & Mining	28,501	9.2	28,542	9.1
Retail	3,559	1.1	3,555	1.1
Services: Business	86,379	27.5	87,506	28.0
Services: Consumer	9,306	3.0	9,547	3.1
Telecommunications	6,923	2.2	6,774	2.2
	$313,573	100.0%	$312,234	100.0%

Note 8. Fair Value of Financial Instruments

The Company’s investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. These fair value are determined using a documented valuation policy and a consistently applied valuation process that includes a review of each investment by an independent valuation firm at least once every 12 months.

Each quarter the Company assesses whether sufficient market quotations are available or whether a sufficient number of indicative prices from pricing services or brokers or dealers have been received. Investments for which sufficient market quotations are available are valued at such market quotations. Otherwise, the Company undertakes, on a quarterly basis, a multi-step valuation process as described below:

•	For each debt investment, a basic credit rating review process is completed. The risk rating on every credit facility is reviewed and either reaffirmed or revised by OFS Advisor’s investment committee.
•	Each portfolio company or investment is valued by an investment professional.

•	The preliminary valuations are documented and are then submitted to OFS Advisor’s investment committee for ratification.

•	Third-party valuation firm(s) provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. OFS Advisor’s investment committee’s preliminary fair value conclusions on each of the Company’s assets for which sufficient market quotations are not readily available is reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the audit committee of the Company’s Board or required by the Company’s valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of the Company’s Board.

•	The audit committee of the Board reviews the preliminary valuations of OFS Advisor’s investment committee and independent valuation firms and, if appropriate, recommends the approval of the valuations by the Board.

•	The Company’s Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of OFS Advisor, the audit committee and, where appropriate, the respective independent valuation firm.

The Company was unable to obtain sufficient market quotations or indicative prices at December 31, 2015 or 2014, and followed the multi-step valuation process.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values are determined with models or other valuation techniques, valuation inputs, and assumptions market participants would use in pricing an asset or liability. Valuation inputs are organized in a hierarchy that gives the highest priority to prices for identical assets or liabilities quoted in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs in the fair value hierarchy are described below:

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8. Fair Value of Financial Instruments (Continued)

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include: (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) inputs other than quoted prices that are observable for the asset or liability, and (iv) inputs that are derived principally from or corroborated by observable market data.

Level 3: Unobservable inputs for the asset or liability, and situations where there is little, if any, market activity for the asset or liability at the measurement date.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations. There were no transfers among Level 1, 2 and 3 for the years ended December 31, 2015, 2014, and 2013. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

The primary method used to estimate the fair value of investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including the latest arm’s length or market transactions involving the subject security, a benchmark credit spread or other indication of market yields, assumed growth rate (in cash flows), company performance, and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment, which may include a weighting factor applied to multiple valuation methods. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date. Application of these valuation methodologies involves a significant degree of judgment by management. Fair values of new investments or investments where an arm’s length transaction occurred in the same security are generally assumed to be equal to their cost for up to three months after their initial purchase.

Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded.

The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of December 31, 2015 and 2014. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8. Fair Value of Financial Instruments (Continued)

	Fair Value at December 31, 2015	Valuation techniques	Unobservable inputs	Range (Weighted average)

Debt investments:
Senior secured	$160,437	Discounted cash flow	Discount rates	7.11% - 25.00% (12.05%)
			EBITDA multiples	4.21x - 11.72x (7.79x)

Subordinated	64,240	Discounted cash flow	Discount rates	12.56% - 22.34% (15.12%)
			EBITDA multiples	3.98x - 8.61x (6.35x)

Equity investments	32,619	Discounted cash flow	Discount rates	15.00% - 30.00% (20.19%)
			EBITDA multiples	3.98x - 8.08x (6.31x)

	Fair Value at December 31, 2014	Valuation techniques	Unobservable inputs	Range (Weighted average)

Debt investments:
Senior secured	$241,749	Discounted cash flow	Discount rates	5.75% - 25.00% (9.46%)
			EBITDA multiples	4.30x - 10.87x (7.24x)

Subordinated	52,453	Discounted cash flow	Discount rates	12.78% - 15.00% (14.21%)
			EBITDA multiples	3.98x - 5.55x (5.43x)

Equity investments	18,032	Discounted cash flow	Discount rates	12.25% - 35.00% (20.98%)
			EBITDA multiples	3.98x - 9.48x (6.00x)

Changes in market credit spreads or the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA multiples, and in inverse relation to changes in the discount rate.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8. Fair Value of Financial Instruments (Continued)

The following tables present changes in investments measured at fair value using Level 3 inputs for the years ended December 31, 2015, 2014, and 2013.

	For the Year Ended December 31, 2015
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, beginning of period	$241,749	$52,453	$18,032	$312,234
Net realized gain (loss) on investments	(3,876)	-	2,314	(1,562)
Net change in unrealized appreciation/depcreciation on investments	2,554	(1,060)	4,888	6,382
Purchase of portfolio investments	90,120	21,757	12,073	123,950
Conversion from senior to subordinated debt	(4,705)	4,705	-	-
Capitalized PIK interest, dividends, and fees	524	782	1,115	2,421
Proceeds from principal payments on portfolio investments	(81,538)	(14,531)	-	(96,069)
Sale and redemption of portfolio investments	(86,096)	-	(5,576)	(91,672)
Cash distribution received from equity investments	-	-	(183)	(183)
Amortization of discounts and premium	1,705	90	-	1,795
Conversion from equity to debt	-	44	(44)	-
Level 3 assets, end of period	$160,437	$64,240	$32,619	$257,296

	For the Year Ended December 31, 2014
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, beginning of year	$221,546	$9,008	$7,365	$237,919
Net realized loss on investments	(2,686)	-	(673)	(3,359)
Net change in unrealized appreciation/depcreciation on investments	911	108	3,145	4,164
Purchase of portfolio investments	115,357	39,705	7,760	162,822
Capitalized PIK interest, dividends and fees	398	441	446	1,285
Reversal of PIK interest on non-accrual loans	(64)	-	-	(64)
Proceeds from principal payments on portfolio investments	(79,587)	-	-	(79,587)
Sale of portfolio investments	(12,121)	-	-	(12,121)
Cash distribution received from equity investment	-	-	(11)	(11)
Amortization of discounts and premium	1,213	(27)	-	1,186
Reclassification of a debt investment	(3,218)	3,218	-	-
Level 3 assets, end of year	$241,749	$52,453	$18,032	$312,234

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8. Fair Value of Financial Instruments (Continued)

The net unrealized (depreciation) for the years ended December 31, 2015, 2014, and 2013 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at those respective year ends was $3,243, $2,467, and ($1,786), respectively.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since fair value measurements are only required for a portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. As of December 31, 2015 and 2014, the carrying value of the Company’s financial instruments, including its debt obligations under its SBA debentures payable, as well as the revolving line of credit (which was terminated on May 28, 2015; see Note 4), approximated their estimated fair value.

The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Certain non-financial assets and liabilities, as well as a wide range of franchise, relationship and intangible values that add value to the Company, are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts disclosed do not represent the underlying value of the Company.

Note 9. Commitments and Contingencies

Unfunded commitments as of December 31, 2015 and 2014 were as follows:

		December 31,
Name of Portfolio Company	Investment Type	2015	2014
HealthFusion, Inc.	Senior Secured Loan	$-	$2,500
NeoSystems Corp.	Subordinated Loan	1,636	1,636
NeoSystems Corp.	Convertible Preferred Stock	364	364
BCC Software, LLC	Senior Secured Revolver	1,094	1,094
TRS Services, LLC	Delayed Draw Senior Secured Term Loan	-	500
Stancor, L.P.	Senior Secured Term Loan	-	1,000
A.C.T. Lighting, Inc.	Subordinated Loan	742	742
Total		$3,836	$7,836

From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2015.

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

Note 10. Borrowings

SBA Debentures:

The SBIC Program allows SBIC I LP to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to the Company, have interest payable semi-annually and a ten-year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10. Borrowings (Continued)

Under present regulations of the SBIC Act, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. In connection with the SBIC Acquisitions, the Company increased its total commitments to SBIC I LP to $75,000, which became a drop down SBIC fund of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to the SBIC I LP. As of December 31, 2015, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA. As of December 31, 2014, SBIC I LP had leverage commitments of $149,880 from the SBA, and $127,295 of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $22,585.

On a stand-alone basis, SBIC I LP held $248,567 and $215,728 in assets at December 31, 2015 and 2014, respectively, which accounted for approximately 83% and 63% of the Company’s total consolidated assets, respectively.

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

The Company received exemptive relief from the SEC effective November 26, 2013. The exemptive relief allows the Company to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.

The weighted average fixed interest rate on the SBA debentures as of December 31, 2015 and 2014 was 3.18% and 3.50%, respectively. Interest expense on the SBA debentures was $4,055, $1,319, and $60 for the years ended December 31, 2015, 2014, and 2013, respectively.

Deferred financing closing costs, net of accumulated amortization, on SBA-guaranteed debentures as of December 31, 2015 and 2014 were $3,420 and $3,169, respectively. Amortization of deferred financing closing costs on SBA-guaranteed debentures was $297, $114, and $0 for the years ended December 31, 2015, 2014, and 2013, respectively.

PWB Credit Facility: On November 5, 2015, the Company entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide the Company with a $15,000 senior secured revolving credit facility (“PWB Credit Facility”). The PWB Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of the Company’s current and future assets excluding assets held by SBIC I LP and the Company’s SBIC I LP and SBIC I GP partnership interests. The BLA matures on November 7, 2017. Advances under the facility bear interest at a fixed rate per annum equal to 4.75%. The Company incurred deferred financing closing costs of $202 in connection with the closing of the PWB Credit Facility. Amortization of deferred financing costs was $17 for the year ended December 31, 2015. There have been no advances under the facility as of December 31, 2015.

The BLA contains customary terms and conditions, including affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of its covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in the borrower’s financial condition, which would permit amounts borrowed to be accelerated and would permit the lender to terminate their lender commitments.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10. Borrowings (Continued)

OFS Capital WM Revolving Line of Credit: Prior to the termination of the WM Credit Facility on May 28, 2015 (see Note 4), OFS Capital WM had a $75,000 secured revolving credit facility, as amended from time to time, with Wells Fargo. The WM Credit Facility was secured by all eligible loans acquired by OFS Capital WM, and had a maturity date of December 31, 2018 and a reinvestment period through December 31, 2015. The interest rate on outstanding borrowings was the London Interbank Offered Rate plus 2.50% per annum. The minimum equity requirement was set at $35,000. The interest rate on the outstanding borrowings at December 31, 2014 was 2.76%. The unused commitment fee on the WM Credit Facility was (1) 0.5% per annum of the first $25,000 of the unused facility and (2) 2% per annum of the balance in excess of $25,000, and was included in interest expense on the consolidated statement of operations. Interest expense on the revolving line of credit was $787, $2,905, $3,324 for the years ended December 31, 2015, 2014, and 2013, respectively.

Deferred financing closing costs, net of accumulated amortization, on the WM Credit Facility was $1,803 as of December 31, 2014. Amortization and write-offs of deferred financing closing costs on the revolving line of credit were $1,803, $1,240, and $965 of which $1,646, $665, and $299, represented write-offs for the years ended December 31, 2015, 2014 and 2013, respectively. Write-offs of deferred financing closing costs occurred when the credit facility’s commitment was permanently reduced.

At December 31, 2014, cash and cash equivalents included $1,039 held in a money market account and pledged as collateral under the OFS Capital WM credit facility.

Note 11. Federal Income Tax

The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to distribute substantially all of its taxable net income. Accordingly, there is no expected liability for federal income taxes at the Company level. The Company’s taxable net income differs from the net increase in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation or depreciation of investments, income from Company’s equity investments in pass-through entities, PIK dividends that have not yet been declared and paid by underlying portfolio companies, and capital gains and losses and the net creation or utilization of capital loss carryforwards.

The distributions paid to shareholders are reported as ordinary income, long-term capital gains, and returns of capital. The tax character of distributions paid were as follows:

	Year ended December 31,
	2015	2014	2013 (1)
Ordinary taxable income (2014 and 2013 revised)	$10,954	$6,139	$8,288
Long-term capital gain	-	-	5
Return of capital (2014 and 2013 revised)	2,197	6,964	3,149
Total distributions to stockholders	$13,151	$13,103	$11,442

(1) Includes taxable income for the period November 8, 2012 through December 31, 2012, which was distributed in January 2013.

The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment related to goodwill amortization, excise taxes, and other permanent differences; and temporary differences between GAAP and tax treatment of realized gains and losses, income arising from Company’s equity investments in pass-through entities, PIK dividends, and other temporary differences. These required reclassifications for 2014 and 2013 were part of the revisions discussed in Note 2 as they had not been reported in previously issued financial statements. Reclassifications were as follows:

	Year ended December 31,
	2015	2014	2013
Paid-in capital in excess of par	$(198)	$62	$(878)
Undistributed net investment income	(304)	(555)	878
Accumulated net realized gain (loss)	502	493	-

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Federal Income Tax (Continued)

Tax basis undistributed income as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Undistributed net investment income	$-	$-
Capital loss carryforward (non-expiring)	(2,447)	(1,440)

The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Tax-basis amortized cost of investments	$247,714	$311,270
Tax-basis gross unrealized appreciation on investments	13,826	6,043
Tax-basis gross unrealized depreciation on investments	(4,244)	(5,079)
Tax-basis net unrealized appreciation on investments	9,582	964
Fair value of investments	$257,296	$312,234

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Financial Highlights

The financial highlights for the Company since its IPO are as follows:

	Year Ended December 31,						November 8, 2012 through
	2015		2014		2013		December 31, 2012

Per share data:
Net asset value per share at beginning of period	14.24		$14.58		$14.80		N/A	(8)
Distributions (7)
Dividends from ordinary income (2014 revised)	(1.13)		(0.64)		(0.68)		N/A	(8)
Dividends from capital gains	-		-		-		N/A	(8)
Return of capital (2014 revised)	(0.23)		(0.72)		(0.34)		N/A	(8)
Net investment income	1.39		0.95		0.59		N/A	(8)
Net realized gain (loss) on non-control/non-affiliate investments	(0.31)		0.02		0.01		N/A	(8)
Net realized gain on affiliate investments	0.14		-		-		N/A	(8)
Net realized loss on control investment	-		(0.37)		-		N/A	(8)
Realized gain from SBIC Acquisitions	-		-		0.29		N/A	(8)
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	0.53		0.05		0.04		N/A	(8)
Net change in unrealized appreciation/depreciation on affiliate investments	0.13		0.19		0.05		N/A	(8)
Net change in unrealized depreciation on control investment	-		0.18		(0.18)		N/A	(8)
Net asset value per share at end of period	$14.76		$14.24		$14.58		$14.80	(8)

Per share market value, end of period	$11.48		$11.78		$12.83		$13.69
Total return based on market value	9.0	%(1)	2.4	%(1)	1.3	%(1)	(7.6	%)(1)
Total return based on net asset value	13.4	%(2)	7.0	%(2)	7.7	%(2)	N/M	(10)
Shares outstanding at end of period	9,691,170		9,650,834		9,629,797		9,578,691
Weighted average shares outstanding	9,670,153		9,634,471		9,619,723		9,578,691
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value	$140,002	(3)	$138,131	(4)	$141,058	(5)	$98,164	(6)
Net asset value at end of period	143,012		137,471		140,378		141,799
Net investment income	13,411		9,135		5,718		661
Ratio of expenses without incentive fees to average net assets	11.6%		9.0%		8.0%		13.6	%(9)
Ratio of incentive fees to average net assets	1.9%		0.9%		-		-	(9)
Ratio of total expenses to average net assets	13.5%		9.9%		8.0%		13.6	%(9)
Ratio of net investment income without incentive fees to average net assets	11.5%		7.5%		4.1%		4.6	%(9)
Ratio of net investment income to average net assets	9.6%		6.6%		4.1%		4.6	%(9)
Portfolio turnover	44.6%		34.9%		19.7%		-

(1)	Calculation is ending market value less beginning market value, adjusting for dividends and distributions reinvested at prices obtained in the Company’s dividend reinvestment plan for the respective distributions.
(2)	Calculation is ending net asset value less beginning net asset value, adjusting for dividends and distributions reinvested at the Company’s quarter-end net asset value for the respective distributions.
(3)	Based on average net asset values at December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.
(4)	Based on average net asset values at December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014.
(5)	Based on average net asset values at December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013.
(6)	Based on average net asset values at November 8, 2012 and December 31, 2012.
(7)	The components of the distributions are presented on an income tax basis.
(8)	Per share data is not provided as the Company did not have shares of common stock outstanding prior to its IPO.
(9)	Annualized.
(10)	Not meaningful

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 13. Dividends and Distributions (Continued)

The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its ability to receive distributions from SBIC I LP. SBIC I LP’s ability to make distributions is governed by SBA regulations.  Consolidated cash and cash equivalents includes $20,782 held by SBIC I LP, which was not available for distribution at December 31, 2015.

The following table summarizes distributions declared and paid for the years ended December 31, 2015, 2014, and 2013:

Date Declared	Record Date	Payment Date	Amount Per Share (1)	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2013
March 26, 2013	April 17, 2013	April 30, 2013	$0.34	$3,110	11,408	$159
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,248	1,997	24
September 25, 2013	October 17, 2013	October 31, 2013	0.34	3,240	2,810	33
			$1.02	$9,598	16,215	$216
Year ended December 31, 2014
January 21, 2014	January 31, 2014	February 14, 2014	$0.34	$3,240	2,656	$34
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,230	3,467	45
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,250	2,141	26
November 4, 2014	December 17, 2014	December 31, 2014	0.34	3,127	12,773	151
			$1.36	$12,847	21,037	$256
Year ended December 31, 2015
March 4, 2015	March 17, 2015	March 31, 2015	$0.34	$3,133	12,106	$148
May 4, 2015	June 16, 2015	June 30, 2015	0.34	3,132	12,834	154
August 6, 2015	September 16, 2015	September 30, 2015	0.34	3,142	14,355	147
December 2, 2015	December 17, 2015	December 31, 2015	0.34	3,283	1,041	12
			$1.36	$12,690	40,336	$461

(1)	The determination of the tax attributes of distributions is made annually as of the end of each fiscal year based upon taxable income for the full year and distributions paid for the full year. The return of capital portion of each distribution as of December 31, 2013 (which includes the distribution declared on November 26, 2012), 2014, and 2015 was $0.40, $0.72, and $0.23, respectively.

For the year ended December 31, 2015, $461 of the total $13,151 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 40,336 shares at an average value of $11.44 per share at the date of issuance. For the year ended December 31, 2014, $256 of the total $13,103 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 21,037 shares at an average value of $12.17 per share at the date of issuance. For the year ended December 31, 2013, $216 of the total $9,814 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 51,106 shares at an average value of $14.05 per share at the date of issuance.

Since the Company’s IPO, dividends and distributions to shareholders total 37,696, or $3.91 per share on a cumulative basis.

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s shareholders. For the year ended December 31, 2015, approximately $1.13 per share and $0.23 per share of the Company’s distributions represented ordinary income and a return of capital to its shareholders, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 14. Earnings per Share

The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
Net increase in net assets resulting from operations	$18,231	$9,940	$7,675
Basic and diluted weighted average shares outstanding	9,670,153	9,634,471	9,619,723
per common share - basic and diluted	$1.89	$1.03	$0.80

Note 15. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$8,873	$7,688	$8,082	$7,621
Net investment income	4,280	3,630	2,752	2,749
Net realized and unrealized gain (loss)	1,896	(2,209)	4,650	483
Net increase in net assets resulting from operations	6,176	1,421	7,402	3,232
Net increase in net assets resulting from operations per share (1)	$0.64	$0.15	$0.77	$0.33
Net asset value per share (2)	$14.76	$14.46	$14.66	$14.24

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$6,953	$6,197	$4,658	$5,012
Net investment income	2,743	2,893	2,099	1,400
Net realized and unrealized gain (loss)	754	942	(1,542)	651
Net increase in net assets resulting from operations	3,497	3,835	557	2,051
Net increase in net assets resulting from operations per share (1)	$0.36	$0.40	$0.06	$0.21
Net asset value per share (2)	$14.24	$14.22	$14.17	$14.45

(1)	Based on weighted average shares outstanding for the respective period.

(2)	Based on shares outstanding at the end of the respective period.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 16. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type (1)	Interest, Fees and Dividends Credited to Income (2)	December 31, 2014 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2015 Fair Value
Control Investment
Mirage Trailers LLC	Senior Secured Term Loan	$291	$-	$10,645	$(101)	$10,544
	Common Equity (6)	-	-	3,069	-	3,069

Total Control Investment		291	-	13,714	(101)	13,613

Affiliate Investments
Contract Datascan Holdings, Inc.	Senior Secured Term Loan B	698	9,129	136	(9,265)	-
	Subordinated Loan	305	-	5,325	(89)	5,236
	Preferred Equity A (6) (7)	360	2,468	360	(56)	2,772
	Preferred Equity B (6) (7)	28	446	65	(511)	-
	Common Equity (6)	-	-	444	-	444
		1,391	12,043	6,330	(9,921)	8,452

KBP Investments, LLC	Common Equity A (6)	-	-	-	-	-
	Common Equity B	34	-	2,034	(2,034)	-
		34	-	2,034	(2,034)	-

Malabar International	Subordinated Loan	1,151	7,376	186	(66)	7,496
	Preferred Stock	132	4,404	912	-	5,316
		1,283	11,780	1,098	(66)	12,812

Master Cutlery, LLC	Subordinated Loan	477	-	4,787	(82)	4,705
	Preferred Equity (7)	103	-	3,779	(764)	3,015
	Common Equity (6)	-	-	167	-	167
		580	-	8,733	(846)	7,887

NeoSystems Corp.	Subordinated Loan	610	4,524	102	(7)	4,619
	Convertible Preferred Stock (6) (7)	109	1,292	1,189	-	2,481
		719	5,816	1,291	(7)	7,100

Pfanstiehl Holdings, Inc	Subordinated Loan	489	3,864	-	(50)	3,814
	Class A Common Equity (6)	85	1,070	814	-	1,884
		574	4,934	814	(50)	5,698

Sentry Centers Holdings, LLC (5)	Senior Secured Loan	333	5,104	12	(5,116)	-
	Senior Secured Loan	74	1,010	8	(1,018)	-
	Preferred Equity A (6)	28	520	-	(520)	-
		435	6,634	20	(6,654)	-

Strategic Pharma Solutions, Inc.	Senior Secured Term Loan	128	-	8,848	-	8,848
	Class A Units (6) (7)	4	-	1,804	-	1,804
		132	-	10,652	-	10,652

Tangible Software, Inc.	Senior Secured Loan	250	2,463	176	(2,639)	-
	Common Equity (6)	-	-	-		-
		250	2,463	176	(2,639)	-

TRS Services, Inc.	Initial Senior Term Loan	1,049	10,383	60	(166)	10,277
	Delayed Draw Senior Term Loan	73	495	252	(15)	732
	Class A Units in IGT Holdings, LLC (6) (7)	351	3,020	(221)	(42)	2,757
	Common Units in IGT Holdings, LLC (6)	-	-	572	(546)	26
		1,473	13,898	663	(769)	13,792

Total Affiliate Investments		6,871	57,568	31,811	(22,986)	66,393

Total Control and Affiliate Investments		$7,162	$57,568	$45,525	$(23,087)	$80,006

(1)	Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2015 income for the portion of the year ended December 31, 2015 that an investment was included in Control or Affiliate Investment categories, respectively.
(3)	Gross additions include increases in cost basis resulting from a new portfolio investment, accrued PIK interest and dividend, accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any. Gross reductions also include net decreases in unrealized appreciation or net increases in unrealized depreciation.
(5)	In May 2015, the Company sold the Preferred Equity A investment and combined the Senior Secured Loans into a single Senior Secured Loan. As a result, the single Senior Secured Loan was re-categorized as a Non-control/Non-affiliate Investment.
(6)	Non-income producing.
(7)	Dividends credited to income include dividends contractually earned but not declared.

Note 17. Subsequent Events Not Disclosed Elsewhere

On March 7, 2016, the Company’s Board declared a distribution of $0.34 per share for the first quarter of 2016, payable on March 31, 2016 to shareholders of record as of March 17, 2016.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to the material weakness described below.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2015, management identified a material weakness related to reconciliation of components of distributions in the statement of changes in net assets and net assets within the balance sheet.

The Company discovered the error through the implementation of a new control during its fourth quarter close as described below. Because of this material weakness, management concluded that the Company did not maintain effective control over financial reporting as of December 31, 2015.

Remediation Efforts

The Company implemented the following remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting:

•	As part of its fourth quarter close, which was completed during the first quarter of 2016, the Company’s account reconciliation process for components of net assets and distributions was enhanced to (1) ensure the proper reclassification entries are recorded to account for the tax character of, and basis differences between tax and GAAP and (2) reconciliations for components of net assets and distributions will ensure beginning of the quarter and normal, recurring elements of changes in net assets appropriate to the account equal the reconciled balance at the end of the quarter.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, which expressed an adverse opinion thereon, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described above regarding the described material weakness and related remediation efforts.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Formation of OFS Capital, LLC (2)

3.2	Certificate of Incorporation of OFS Capital Corporation (2)

3.3	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation (8)

3.4	Amended and Restated Limited Liability Company Agreement of OFS Capital, LLC (2)

3.5	Bylaws of OFS Capital Corporation (2)

4.1	Form of Stock Certificate of OFS Capital Corporation (2)

4.2	Form of Base Indenture (11)

4.3	Statement of Eligibility of Trustee on Form T-1 (14)

4.4	Form of Warrant Agreement (12)

4.5	Form of Subscription Agent Agreement (12)

4.6	Form of Subscription Certificate (12)

4.7	Form of Certificate of Designation (12)

10.1	Form of Dividend Reinvestment Plan (2)

10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC (13)

10.3	Form of Custody Agreement (2)

10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC (2)

10.5	License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC (2)

10.6	Loan and Security Agreement among MCF Capital Management LLC, OFS Capital WM, LLC, each of the Class A Lenders from time to time party thereto, each of the Class B lenders from time to time party thereto, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated as of September 28, 2010 (1)

10.7	Pledge Agreement made by OFS Capital, LLC, OFS Capital WM, LLC and OFS Funding, LLC in favor of Wells Fargo Delaware Trust Company, N.A., as Trustee, for the benefit of the Secured Parties, dated as of September 28, 2010 (1)

10.8	Account Control Agreement among OFS Capital WM, LLC, Wells Fargo Delaware Trust Company, N.A., Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of September 28, 2010 (1)

10.9	Participation Agreement dated as of September 28, 2010, between OFS Funding, LLC and OFS Capital, LLC (1)

10.10	Loan Sale Agreement between OFS Capital, LLC, and OFS Capital WM, LLC, dated as of September 28, 2010 (1)

10.11	First Amendment to Loan Sale Agreement among OFS Capital WM, LLC and OFS Capital, LLC, dated February 23, 2011(2)

10.12	Amended and Restated Consent Procedures Letter among OFS Capital, LLC, OFS Capital WM, LLC, Madison Capital Funding LLC, and MCF Capital Management LLC, dated February 23, 2011 (Loan and Security Agreement – Exhibit L) (2)

10.13	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers (2)

10.14	Form of Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC (4)

10.15	Second Amended and Restated Consent Procedures Letter among OFS Capital, LLC, OFS Capital WM, LLC, Madison Capital Funding LLC, and MCF Capital Management LLC, dated March 30, 2012 (3)

10.16	Amendment to Second Amended and Restated Consent Procedures Letter among OFS Capital, LLC, OFS Capital WM, LLC, Madison Capital Funding LLC, and MCF Capital Management LLC, dated September 28, 2012 (5)

10.17	First Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated November 27, 2010 (5)

10.18	Second Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated January 26, 2011(5)

10.19	Third Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated September 28, 2012 (5)

10.20	Fourth Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated January 22, 2013 (7)

10.21	Fifth Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated April 3, 2013 (15)

10.22	Sixth Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Madison Capital Funding LLC, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated November 22, 2013 (9)

10.23	Seventh Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated January 17, 2014 (10)

10.24	Eighth Amendment to Loan and Security Agreement among OFS Capital WM, LLC, MCF Capital Management LLC, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and Wells Fargo Delaware Trust Company, N.A., dated July 24, 2014 (10)

10.25	Loan Portfolio Purchase Agreement among OFS Capital WM, LLC and Madison Capital Funding LLC, dated May 28, 2015 (16)
10.26	Loan Administration Services Agreement among Madison Capital Funding, LLC, OFS Capital WM, LLC and OFS Capital Corporation, dated May 28, 2015 (16)

10.27	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015 (17)

10.28	Promissory Note between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015(17)

10.29	Commercial Guaranty Agreement among OFS Capital Corporation, OFS Capital WM, LLC, and Pacific Western Bank dated November 5, 2015 (17)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

14.1	Code of Ethics of OFS Capital Corporation (3)

14.2	Code of Ethics of OFS Advisor (incorporated by reference to Exhibit 14.1 hereto) (3)

21.1	List of Subsidiaries (15)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as part of Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on October 5, 2010.
(2)	Previously filed as part of Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on March 17, 2011.
(3)	Previously filed as part of Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on May 3, 2012.
(4)	Previously filed as part of Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on July 24, 2012.
(5)	Previously filed as part of Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on October 19, 2012.
(6)	Previously filed as part of Pre-Effective Amendment No. 9 to the Company’s Registration Statement on Form N-2 (File No. 333-166363), filed on October 24, 2012.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, filed on January 23, 2013.
(8)	Previously filed as part of the Annual Report on Form 10-K of the Company, filed on March 26, 2013.
(9)	Previously filed as part of the Current report on Form 8-K of the Company, filed on November 26, 2013.
(10)	Previously filed as part of Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (333-196704) filed on July 24, 2014
(11)	Previously filed as part of the Company’s registration statement on Form N-2 (File No. 333-200376) filed on November 19, 2014.
(12)	Previously filed as part of Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-200376) filed on December 16, 2014.
(13)	Previously filed as part of the Company’s quarterly report on Form 10-Q filed on November 7, 2014.
(14)	Previously filed as part of Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-200376) filed on December 24, 2014.
(15)	Previously filed as part of the Company’s annual report on Form 10-K, filed on March 17, 2014.
(16)	Previously filed as part of the Current Report on Form 8-K of the Company, filed on June 2, 2015.
(17)	Filed previously in connection with the Company’s quarterly report on Form 10-Q filed on November 6, 2015.

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

OFS CAPITAL CORPORATION

Date: March 15, 2016	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 15, 2016	/s/ Bilal Rashid
Bilal Rashid, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 15, 2016	/s/ Marc Abrams
Marc Abrams, Director

Date: March 15, 2016	/s/ Robert J. Cresci
Robert J. Cresci, Director

Date: March 15, 2016	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 15, 2016	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer, Treasurer (Principal Financial Officer) and Director

Date: March 15, 2016	/s/ Jeff Owen
Jeff Owen, Chief Accounting Officer (Principal Accounting Officer)