Form 10-Q
period 2016-03-31
OFS Capital Corp
filed 2016-05-06
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 3, 2016 was 9,692,324.

OFS CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2016	2015
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $154,429 and $175,529, respectively)	$151,976	$177,290
Affiliate investments (amortized cost of $76,632 and $63,113, respectively)	80,180	66,393
Control investment (amortized cost of $13,247 and $13,613, respectively)	13,251	13,613
Total investments at fair value (amortized cost of $244,308 and $252,255 respectively)	245,407	257,296
Cash and cash equivalents	42,230	32,714
Interest receivable	839	789
Prepaid expenses and other assets	4,209	3,877
Total assets	$292,685	$294,676

Liabilities
SBA debentures (net of deferred debt issuance costs of $3,324 and $3,420, respectively)	$146,556	$146,460
Interest payable	404	1,548
Management and incentive fees payable	1,987	2,238
Administration fee payable	428	488
Accrued professional fees	464	433
Other liabilities	835	497
Total liabilities	150,674	151,664

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized,
-0- shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	$-	$-
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,692,324 and 9,691,170 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	97	97
Paid-in capital in excess of par	134,478	134,446
Accumulated undistributed net investment income	4,985	4,612
Accumulated undistributed net realized gain (loss)	1,352	(1,184)
Net unrealized appreciation on investments	1,099	5,041
Total net assets	142,011	143,012

Total liabilities and net assets	$292,685	$294,676

Number of shares outstanding	9,692,324	9,691,170
Net asset value per share	$14.65	$14.76

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Investment income
Interest income
Non-control/non-affiliate investments	$4,736	$5,815
Affiliate investments	1,686	1,343
Control investment	341	-
Total interest income	6,763	7,158
Dividend income
Non-control/non-affiliate investments	28	80
Affiliate investments	529	249
Total dividend income	557	329
Fee income
Non-control/non-affiliate investments	478	105
Affiliate investments	32	29
Control investment	13	-
Total fee income	523	134

Total investment income	7,843	7,621

Expenses
Interest expense	1,308	1,777
Management fees	1,115	1,555
Incentive fee	733	375
Professional fees	314	315
Administration fee	428	541
General and administrative expenses	290	309

Total expenses	4,188	4,872

Net investment income	3,655	2,749

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	2,566	90
Net change in unrealized appreciation/depreciation on
non-control/non-affiliate investments	(4,092)	(353)
Net change in unrealized appreciation/depreciation on affiliate investments	146	746
Net change in unrealized appreciation/depreciation on control investment	4	-

Net gain (loss) on investments	(1,376)	483

Net increase in net assets resulting from operations	$2,279	$3,232

Net investment income per common share - basic and diluted	$0.38	$0.28
Net increase in net assets resulting from operations
per common share - basic and diluted	$0.24	$0.33
Dividends and distributions declared per common share	$0.34	$0.34
Basic and diluted weighted average shares outstanding	9,691,183	9,650,969

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Increase in net assets resulting from operations:
Net investment income	$3,655	$2,749
Net realized gain on investments	2,566	90
Net change in unrealized appreciation/depreciation on investments	(3,942)	393
Net increase in net assets resulting from operations	2,279	3,232
Distributions to shareholders from:
Net investment income (2015 revised - Note 2)	(3,295)	(3,281)
Net realized gain (2015 revised - Note 2)	-	-
Total distributions to shareholders	(3,295)	(3,281)
Common stock transactions:
Reinvestment of shareholder distributions	15	148
Net increase in net assets resulting from capital transactions	15	148
Net increase (decrease) in net assets	(1,001)	99
Net assets:
Beginning of period	$143,012	$137,471
End of period	$142,011	$137,570
Accumulated undistributed net investment income (2015 revised - Note 2)	$4,985	$1,941
Common stock activity:
Shares issued from reinvestment of shareholder distributions	1,154	12,106
Shares issued and outstanding at beginning of period	9,691,170	9,650,834
Shares issued and outstanding at end of period	9,692,324	9,662,940

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2016	2015

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$2,279	$3,232
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(2,566)	(90)
Net change in unrealized appreciation/depreciation on investments	3,942	(393)
Amortization and write-off of deferred debt issuance costs	121	547
Amortization of discounts and premiums, net	(257)	(306)
Amortization of deferred loan fee revenue	(119)	(79)
Amortization of intangible assets	49	49
Cash collection of deferred loan fee revenue	23	12
Payment-in-kind interest and dividends	(593)	(593)
Purchase and origination of portfolio investments	(6,502)	(24,588)
Proceeds from principal payments on portfolio investments	15,868	10,986
Proceeds from sale or redemption of portfolio investments	2,115	18,257
Changes in operating assets and liabilities:
Interest payable	(1,144)	(573)
Management and incentive fees payable	(251)	820
Administration fee payable	(60)	268
Other assets and liabilities	(109)	(540)
Net cash provided by operating activities	12,796	7,009

Cash Flows From Financing Activities
Distributions paid	(3,280)	(3,133)
Borrowings under revolving line of credit	-	1,200
Repayments under revolving line of credit	-	(9,464)
Draw down on SBA debentures	-	13,585
Change in other liabilities	-	(14)
Deferred financing closing costs paid	-	(329)
Deferred common stock offering costs paid	-	(4)
Net cash (used in) provided by financing activities	(3,280)	1,841

Net increase in cash and cash equivalents	9,516	8,850

Cash and cash equivalents — beginning of period	32,714	12,447

Cash and cash equivalents — end of period	$42,230	$21,297

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,331	$1,803
Reinvestment of shareholder distributions	$15	$148

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2016

(Dollar amounts in thousands)

Industry Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments
Accurate Group Holdings, Inc. (3)	Offices of Real Estate Appraisers
Subordinated Loan		12.50%	N/A	8/23/18	$10,000	$10,046	$9,848		6.9%

A.C.T. Lighting, Inc. (3)	Electrical Apparatus and Equipment, Wiring Supplies, and Related
Subordinated Loan		12.0% cash / 2.0% PIK	N/A	7/24/19	3,592	3,578	3,754		2.6

AssuredPartners, Inc. (3)	Insurance Agencies and Brokerages
Senior Secured Term Loan		10.00%	(L +9.00%)	10/20/23	3,000	2,887	2,664		1.9

BCC Software, LLC (3)	Custom Computer Programming Services
Senior Secured Term Loan		9.00%	(L +8.00%)	6/20/19	6,426	6,364	6,250		4.4
Senior Secured Revolver (12)		N/A	(L +8.00%)	6/20/19	-	(11)	(30	)(2)	-
					6,426	6,353	6,220		4.4
Community Intervention Services, Inc. (3)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (8)		10.0% cash / 3.0% PIK	N/A	1/16/21	6,722	6,664	6,376		4.5

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Term Loan		10.25%	(L +9.00%)	5/8/19	4,000	3,968	3,630		2.6

C7 Data Centers, Inc. (3)(7)	Other Computer Related Services
Senior Secured Term Loan		13.16%	(L +8.50%)	6/22/20	11,850	11,829	11,624		8.2

Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Term Loan		6.25%	(L +5.00%)	8/27/18	4,495	4,484	4,447		3.1

Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Term Loan A		5.50%	(L +4.50%)	2/7/18	2,218	2,213	2,176		1.5

Intelli-Mark Technologies, Inc.(3)	Other Travel Arrangement and Reservation Services
Senior Secured Term Loan (11)		13.00%	N/A	11/23/20	8,750	8,669	8,679		6.1
Common Equity (2,553,089 shares) (12)						1,500	1,612		1.1
					8,750	10,169	10,291		7.2
Intrafusion Holding Corp. (3) (6)	Other Outpatient Care Centers
Senior Secured Term Loan B		12.85%	(P +5.75%)	9/25/20	14,250	14,198	13,950		9.8

Jobson Healthcare Information, LLC (3)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan (8)		10.13% cash / 2.795% PIK	(L +10.925%)	7/21/19	14,597	14,336	14,117		9.9
Warrants (1,056,428 member units (12)						454	358		0.3
					14,597	14,790	14,475		10.2
Maverick Healthcare Equity, LLC (3)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (12)						900	1,405		1.0
Class A Common Equity (1,250,000 units) (12)						-	276		0.2
					-	900	1,681		1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

March 31, 2016

(Dollar amounts in thousands)

Industry Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount		Amortized Cost		Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments - Continued
My Alarm Center, LLC (3)	Security Systems Services (except Locksmiths)
Senior Secured Term Loan		12.00%	(L +11.00%)	7/9/19	5,000		5,000		4,860	3.4
Class A Preferred Equity (100 units) (12)							203		203	0.1
					5,000		5,203		5,063	3.5
MYI Acquiror Limited (4)	Insurance Agencies and Brokerages
Senior Secured Term Loan A		5.75%	(L +4.50%)	5/28/19	4,814		4,807		4,704	3.3

NHR Holdings, LLC	Other Telecommunications
Senior Secured Term Loan A		5.50%	(L +4.25%)	11/30/18	1,769		1,757		1,723	1.2
Senior Secured Term Loan B		5.50%	(L +4.25%)	11/30/18	1,793		1,781		1,746	1.2
					3,562		3,538		3,469	2.4
Phoenix Brands LLC (5)	Soap and Other Detergent Manufacturing
Senior Secured Term Loan A (12)		9.25%	(L +7.75%)	1/29/16	939		937		743	0.5

Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Other Information Services
Senior Secured Term Loan		6.75% cash / 2.0% PIK	(L +7.00%)	8/27/17	2,554		2,544		2,416	1.7

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Term Loan		8.25%	(L +7.25%)	10/3/22	2,000		1,995		1,815	1.3

Riveron Consulting, LLC (3)	Administrative Management and General Management Consulting
Subordinated Loan (10)		16.50%	N/A	3/25/20	9,640		9,564		9,554	6.8

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		12.12%	(L +11.50%)	7/24/19	3,349		3,286		3,286	2.3

smarTours, LLC (3)	Tour Operators
Senior Secured Loan		9.25%	N/A	10/11/18	2,439		2,413		2,439	1.7
Preferred Equity A (500,000 units) (12)							439		796	0.6
					2,439		2,852		3,235	2.3
Southern Technical Institute, LLC (3)	Colleges, Universities, and Professional Schools
Subordinated Loan		9.0% cash / 4.0% PIK	(L +8.00%)	12/2/20	3,330		3,318		3,184	2.2
1,764,720 Class SP-1 Units in Southern Technical Holdings, LLC, 15.75% PIK (12)							1,719		1,719	1.2
Class A Warrants (2,174,905 units) (12)							46		46	-
					3,330		5,083		4,949	3.4
Stancor, L.P. (3)	Pump and Pumping Equipment Manufacturing
Senior Secured Term Loan		8.75%	(L +8.00%)	8/19/19	11,536		11,468		11,247	7.9
1,250,000 Class A Units in SCT Holdings, LLC, 8% PIK (12)							1,417		1,331	0.9
					11,536		12,885		12,578	8.8
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Term Loan		8.75%	(L +7.75%)	11/8/21	3,000		2,972		2,676	1.9

United Biologics Holdings, LLC (3)	Medical Laboratories
Subordinated Loan		12.0% cash / 2.0% PIK	N/A	3/5/17	4,124		4,101		3,860	2.7
Class A-1 Units (2,686 units) and Kicker Units (2,015 units) (12)							9		-	-
Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units) (12)							8		-	-
Class A Warrants (10,160 units) (12)							67		-	-
Class B Warrants (15,238 units) (12)							7		-	-
					4,124	#	4,192	#	3,860	2.7
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Term Loan		6.50%	(L +5.25%)	11/30/17	2,509		2,492		2,492	1.8

Total Non-control/Non-affiliate Investments					148,696		154,429		151,976	106.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

March 31, 2016

(Dollar amounts in thousands)

Industry Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets

Affiliate Investments
All Metals Holding, LLC (3)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Term Loan		11.00%	N/A	3/31/21	12,067	11,585	12,078	8.5
Subordinated Loan		14.0% PIK	N/A	11/15/16	1,150	1,136	1,221	0.9
Common Equity (166,049 member units) (12)						370	670	0.5
					13,217	13,091	13,969	9.9
Contract Datascan Holdings, Inc. (3)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/21	5,350	5,326	5,192	3.7
Preferred Equity A (2,463 shares, 10% PIK) (12)						2,807	2,889	2.0
Common Equity (9,069 shares) (12)						-	446	0.3
					5,350	8,133	8,527	6.0
Malabar International (3)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		12.5% cash / 2.5% PIK	N/A	5/21/17	7,497	7,527	7,534	5.3
Preferred Stock (1,644 shares, 6% cash)						4,283	5,617	4.0
					7,497	11,810	13,151	9.3
Master Cutlery, LLC (3)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/20	4,765	4,741	4,767	3.4
3,723 Preferred Equity A units in MC Parent, LLC, 5% cash, 3% PIK (12)					-	3,807	2,846	2.0
15,564 Common Equity units in MC Parent, LLC (12)					-	-	146	0.1
					4,765	8,548	7,759	5.5
NeoSystems Corp. (3)	Other Accounting Services
Subordinated Loan		10.50% cash / 1.25% PIK	N/A	8/13/19	4,647	4,617	4,709	3.3
Convertible Preferred Stock (521,962 shares, 10% PIK) (12)						1,167	2,211	1.6
					4,647	5,784	6,920	4.9
Pfanstiehl Holdings, Inc. (3)	Pharmaceutical Preparation Manufacturing
Subordinated Loan (9)		13.50%	N/A	9/29/18	3,788	3,845	3,780	2.7
Class A Common Equity (400 shares)						217	2,618	1.8
					3,788	4,062	6,398	4.5
Strategic Pharma Solutions, Inc. (3)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan		11.00%	(L +10.00%)	12/18/20	8,937	8,853	8,760	6.2
1,191 Class A Units in Strategic Pharma Solutions Holdings, LLC, 6% PIK (12)						1,831	2,012	1.4
					8,937	10,684	10,772	7.6
TRS Services, LLC (3)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Term Loan		10.25%	(L +9.25%)	12/10/19	10,383	10,317	9,897	7.0
Delayed Draw Senior Secured Term Loan		10.25%	(L +9.25%)	12/10/19	739	738	705	0.5
3,000,000 Class A Units in IGT Holdings, LLC, 11% PIK (12)						2,893	2,082	1.5
3,000,000 Common Units in IGT Holdings, LLC (12)						572	-	-
					11,122	14,520	12,684	9.0

Total Affiliate Investments					59,323	76,632	80,180	56.7

Control Investment
Mirage Trailers LLC (3)	Travel Trailer and Camper Manufacturing
Senior Secured Term Loan		12.50%	(L +11.50%)	11/25/20	10,274	10,178	10,078	7.1
554 common equity shares in MTE Holding Corp.) (12)						3,069	3,173	2.2
					10,274	13,247	13,251	9.3

Total Control Investment					10,274	13,247	13,251	9.3

Total Investments					$218,293	$244,308	$245,407	172.8%

(1)	The majority of investments bear interest at a variable rate that is indexed to the London Interbank Offered Rate ("LIBOR") (L) or Prime (P), and are reset monthly or quarterly. Substantially all of the Company's LIBOR referenced investments are subject to an interest rate floor. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at March 31, 2016. Unless otherwise noted, all investments with a stated PIK rate are obligated to make interest payments with the issuance of additional securities as payment of the entire PIK provision.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Investments held by SBIC I LP. All other investments pledged as collateral under the PWB Credit Facility.
(4)	Indicates investments that the Company deems non-qualifying assets under Section 55(a) of the Investment Company Act of 1940 ("1940 Act"), as amended. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of March 31, 2016, 98.4 % of the Company's assets were qualifying assets.
(5)	Non-accrual loan.
(6)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Intrafusion Holding Corp., the reported interest rate of 12.85% at March 31, 2016 includes interest of 3.60% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(7)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to C7 Data Centers, Inc., the reported interest rate of 13.16% at March 31, 2016 includes interest of 3.66% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(8)	The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments.
(9)	The interest rate includes a 1.5% PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect.
(10)	The interest rate includes a 2.5% PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect.
(11)	The interest rate includes a 2.0% PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect.
(12)	Non-income producing.

See Notes to Unaudited Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(Dollar amounts in thousands)

Industry Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments
Accurate Group Holdings, Inc. (3)	Offices of Real Estate Appraisers
Subordinated Loan		12.50%	N/A	8/23/18	$10,000	$10,050	$9,940		7.0%

A.C.T. Lighting, Inc. (3)	Electrical Apparatus and Equipment, Wiring Supplies, and Related
Subordinated Loan		12.00% cash / 2.0% PIK	N/A	7/24/19	3,574	3,558	3,559		2.5

All Metals Holding, LLC (3)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Term Loan		10.50%	N/A	12/30/19	9,900	9,765	9,697		6.8
Common Equity (69,464 member units) (12)						69	259		0.2
					9,900	9,834	9,956		7.0
AssuredPartners, Inc. (3)	Insurance Agencies and Brokerages
Senior Secured Term Loan		10.00%	(L +9.00%)	10/22/23	3,000	2,883	2,894		2.0

B+B SmartWorx Inc. (f/k/a B&B Electronics Manufacturing Company)	Communications Equipment Manufacturing
Senior Secured Term Loan A		6.50%	(L +5.00%)	3/31/16	2,257	2,257	2,257		1.6

BCC Software, LLC (3)	Custom Computer Programming Services
Senior Secured Term Loan		9.00%	(L +8.00%)	6/20/19	6,573	6,504	6,355		4.4
Senior Secured Revolver (12)		N/A	(L +8.00%)	6/20/19	-	(11)	(36	)(2)	-
					6,573	6,493	6,319		4.4
Community Intervention Services, Inc. (f/k/a South Bay Mental Health Center, Inc.) (3)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (9)		10.0% cash / 3.0% PIK	N/A	1/16/21	6,672	6,610	6,456		4.5

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Term Loan		10.25%	(L +9.00%)	5/8/19	4,000	3,965	3,893		2.7

C7 Data Centers, Inc. (3)(7)	Other Computer Related Services
Senior Secured Term Loan		13.25%	(L +8.50%)	6/22/20	11,850	11,828	11,508		8.0

Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Term Loan		6.00%	(L +4.75%)	8/27/16	4,551	4,534	4,506		3.2

HealthFusion, Inc. (3)(8)	Software Publishers
Senior Secured Loan		13.00%	N/A	10/7/18	4,750	4,711	4,893		3.4
Common Stock Warrants (2,007,360 shares) (12)						-	2,560		1.8
					4,750	4,711	7,453		5.2
Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Term Loan A		5.50%	(L +4.50%)	2/7/18	2,248	2,242	2,180		1.5

Intelli-Mark Technologies, Inc.(3)	Other Travel Arrangement and Reservation Services
Senior Secured Term Loan		13.00%	N/A	11/23/20	8,750	8,664	8,664		6.1
Common Equity (2,553,089 shares) (12)						1,500	1,500		1.0
					8,750	10,164	10,164		7.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2015

(Dollar amounts in thousands)

Industry Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount		Amortized Cost		Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments - Continued
Intrafusion Holding Corp. (3) (6)	Other Outpatient Care Centers
Senior Secured Term Loan B		12.84%	(P +5.75%)	9/25/20	14,250		14,196		14,059	9.8

Jobson Healthcare Information, LLC (3)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan (9)		10.13% cash / 2.795% PIK	(L +10.925%)	7/21/19	14,741		14,456		14,128	9.9
Warrants (1,056,428 member units) (12)							454		320	0.2
					14,741		14,910		14,448	10.1
Maverick Healthcare Equity, LLC (3)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (12)							900		1,694	1.2
Class A Common Equity (1,250,000 units) (12)							-		257	0.2
					-		900		1,951	1.4
My Alarm Center, LLC (3)	Security Systems Services (except Locksmiths)
Senior Secured Term Loan		12.00%	(L +11.00%)	7/9/19	5,000		5,000		5,000	3.5

MYI Acquiror Limited (4)	Insurance Agencies and Brokerages
Senior Secured Term Loan A		5.75%	(L +4.50%)	5/28/19	4,826		4,815		4,710	3.3

NHR Holdings, LLC	Other Telecommunications
Senior Secured Term Loan A		5.50%	(L +4.25%)	11/30/18	1,900		1,886		1,843	1.3
Senior Secured Term Loan B		5.50%	(L +4.25%)	11/30/18	1,926		1,912		1,868	1.3
					3,826		3,798		3,711	2.6

Phoenix Brands LLC (5)	Soap and Other Detergent Manufacturing
Senior Secured Term Loan A (12)		9.25%	(L +7.75%)	1/29/16	939		937		798	0.6

Physiotherapy Associates Holding, Inc.	Other Outpatient Care Centers
Senior Secured Term Loan		9.50%	(L +8.50%)	6/4/22	1,000		991		972	0.7

Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Other Information Services
Senior Secured Term Loan		6.75% cash / 2.0% PIK	(L +7.50%)	8/27/17	2,578		2,564		2,433	1.7

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Term Loan		8.25%	(L +7.25%)	10/3/22	2,000		1,995		1,940	1.4

Riveron Consulting, LLC (3)	Administrative Management and General Management Consulting
Subordinated Loan		13.25%	N/A	3/25/20	10,000		9,915		9,952	7.0

Sentry Centers Holdings, LLC (3)	Other Professional, Scientific, and Technical Services
Senior Secured Loan		14.00%	N/A	5/29/20	6,105		6,012		6,411	4.5

smarTours, LLC (3)	Tour Operators
Senior Secured Loan		9.25%	N/A	10/11/18	2,439		2,410		2,429	1.7
Preferred Equity A (500,000 units) (12)							439		769	0.5
					2,439		2,849		3,198	2.2
Southern Technical Institute, LLC (3)	Colleges, Universities, and Professional Schools
Subordinated Loan		10.75% cash / 2.0% PIK	(L +11.75%)	12/2/20	5,026		5,005		4,786	3.3

Stancor, L.P. (3)	Pump and Pumping Equipment Manufacturing
Senior Secured Term Loan		8.75%	(L +8.00%)	8/19/19	11,536		11,463		11,227	7.9
1,250,000 Class A Units in SCT Holdings, LLC, 8% PIK (12)							1,390		1,525	1.1
					11,536		12,853		12,752	9.0
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Term Loan		8.75%	(L +7.75%)	11/6/21	3,000		2,971		2,892	2.0

United Biologics Holdings, LLC (3)	Medical Laboratories
Subordinated Loan (9)		12.0% cash / 2.0% PIK	N/A	3/5/17	4,104		4,074		3,677	2.6
Class A-1 Units (2,686 units) and Kicker Units (2,015 units) (12)							9		-	-
Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units) (12)							8		-	-
Class A Warrants (10,160 units) (12)							67		-	-
Class B Warrants (15,238 units) (12)							7		-	-
					4,104	#	4,165	#	3,677	2.6
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Term Loan		6.50%	(L +5.25%)	11/30/17	2,543		2,524		2,515	1.8

Total Non-control/Non-affiliate Investments					172,038		175,529		177,290	124.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2015

(Dollar amounts in thousands)

Industry Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets

Affiliate Investments
Contract Datascan Holdings, Inc. (3)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/21	5,350	5,325	5,236	3.7
Preferred Equity A (2,463 shares, 10% PIK) (12)						2,712	2,772	1.9
Common Equity (9,069 shares) (12)						-	444	0.3
					5,350	8,037	8,452	5.9
Malabar International (3)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		12.5% cash / 2.5% PIK	N/A	5/21/17	7,450	7,487	7,496	5.2
Preferred Stock (1,644 shares, 6% cash)						4,283	5,316	3.7
					7,450	11,770	12,812	8.9
Master Cutlery, LLC (3)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/20	4,777	4,752	4,705	3.3
3,723 Preferred Equity A units in MC Parent, LLC, 5% cash, 3% PIK (12)					-	3,647	3,015	2.1
15,564 Common Equity units in MC Parent, LLC (12)					-	-	167	0.1
					4,777	8,399	7,887	5.5
NeoSystems Corp. (3)	Other Accounting Services
Subordinated Loan		10.5% cash / 1.25% PIK	N/A	8/13/19	4,632	4,600	4,619	3.2
Convertible Preferred Stock (521,962 shares, 10% PIK) (12)						1,138	2,481	1.7
					4,632	5,738	7,100	4.9
Pfanstiehl Holdings, Inc. (3)	Pharmaceutical Preparation Manufacturing
Subordinated Loan (10)		13.50%	N/A	9/29/18	3,788	3,851	3,814	2.7
Class A Common Equity (400 shares)						217	1,884	1.3
					3,788	4,068	5,698	4.0
Strategic Pharma Solutions, Inc. (3)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan		11.00%	(L +10.00%)	12/18/20	8,937	8,848	8,848	6.2
1,191 Class A Units in Strategic Pharma Solutions Holdings, LLC, 6% PIK (12)						1,804	1,804	1.3
					8,937	10,652	10,652	7.5
TRS Services, LLC (3)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Term Loan		10.25%	(L +9.25%)	12/10/19	10,410	10,339	10,277	7.2
Delayed Draw Senior Secured Term Loan		10.25%	(L +9.25%)	12/10/19	741	739	732	0.5
3,000,000 Class A Units in IGT Holdings, LLC, 11% PIK (12)						2,799	2,757	1.9
3,000,000 Common Units in IGT Holdings, LLC (12)						572	26	-
					11,151	14,449	13,792	9.6
Total Affiliate Investments					46,085	63,113	66,393	46.3

Control Investment
Mirage Trailers LLC (3)	Travel Trailer and Camper Manufacturing
Senior Secured Term Loan		12.50%	(L +11.50%)	11/25/20	10,648	10,544	10,544	7.4
554 common equity shares in MTE Holding Corp. (12)						3,069	3,069	2.0
					10,648	13,613	13,613	9.4
Total Control Investment					10,648	13,613	13,613	9.4

Total Investments					$228,771	$252,255	$257,296	179.9%

(1)	The majority of investments bear interest at a variable rate that is indexed to the London Interbank Offered Rate ("LIBOR") (L) or Prime (P), and are reset monthly or quarterly. All of the Company's LIBOR referenced investments are subject to an interest rate floor. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2015. Unless otherwise noted, all investments with a stated PIK rate are obligated to make interest payments with the issuance of additional securities as payment of the entire PIK provision.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Investments held by SBIC I LP. All other investments pledged as collateral under the PWB Credit Facility.
(4)	Indicates investments that the Company deems non-qualifying assets under Section 55(a) of the Investment Company Act of 1940 ("1940 Act"), as amended. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 96.3 % of the Company's assets were qualifying assets.
(5)	Non-accrual loan.
(6)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Intrafusion Holding Corp., the reported interest rate of 12.84% at December 31, 2015 includes interest of 3.59% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(7)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to C7 Data Centers, Inc., the reported interest rate of 13.25% at December 31, 2015 includes interest of 3.75% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(8)	In January 2016, HealthFusion, Inc. was purchased, at which time the Common Stock Warrants were redeemed and the Senior Secured Loan was repaid at par. In connection with the loan repayment, the Company received a prepayment penalty of $143. The Common Stock Warrants were redeemed for total consideration of $2,385, which included a cash payment of $2,115 and an additional amount held in escrow valued at $270 to be released 50% in one year and the remaining amount in approximately two years. In addition, the Company could receive an earnout payment of up to approximately $230 to $460 in 2017.
(9)	The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments.
(10)	The interest rate includes a 1.5% PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect.
(11)	The interest rate includes a 2.0% PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect.
(12)	Non-income producing.

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

The Company may make investments directly or through OFS SBIC I, LP (“SBIC I LP”), its investment company subsidiary licensed under the Small Business Administration (“SBA”) Small Business Investment Company program (the “SBIC Program”). The SBIC Program is designed to stimulate the flow of capital into eligible businesses. SBIC I LP is subject to SBA regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the Small Business Investment Act of 1958 (“SBIC Act”), limitations on the financing terms of investments, and capitalization thresholds that limit distributions to the Company; and is subject to periodic audits and examinations of its financial statements. As of March 31, 2016, SBIC I LP was in compliance with its SBA regulatory requirements.

Note 2. Correction of Error

In the fourth quarter of 2015, the Company discovered and corrected errors impacting the classification of certain components of consolidated net assets as of December 31, 2014 and 2013, and distributions reported on the consolidated statement of changes in net assets for the year ended December 31, 2014. These reclassifications had no effect on total net assets or net asset value per share. The purpose of the reclassifications was to properly report the tax character of, and basis differences between tax and accounting principles generally accepted in the United States of America (“GAAP”) in (i) accumulated shareholder distributions, (ii) accumulated undistributed net investment income, (iii) accumulated net realized gains/losses, and (iv) net unrealized appreciation (depreciation) on investments. Accordingly, the Company has revised its December 31, 2014 consolidated balance sheet and statement of changes in net assets for the years ended December 31, 2014, 2013, and for each interim period within the year ended December 31, 2015. The effect of the reclassifications to the consolidated statement of net assets as of March 31, 2015 and the consolidated statement of changes in net assets for the three months ended March 31, 2015 were as follows:

Summary of revisions to the Statement of Net Assets

	As Previously Reported		Revised
	March 31, 2015	Revisions	March 31, 2015

Net Assets
Preferred stock	$-	$-	$-
Common stock	97	-	97
Paid-in capital in excess of par	143,529	(6,985)	136,544
Accumulated undistributed (distributions in excess of) net investment income	(8,286)	10,227	1,941
Accumulated undistributed net realized gain (loss)	(844)	778	(66)
Net unrealized appreciation (depreciation) on investments	3,074	(4,020)	(946)
Total net assets	$137,570	$-	$137,570

Summary of revisions to the Statement of Changes in Net Assets (affected components)

	As Previously Reported		Revised
	Three Months Ended		Three Months Ended
	March 31, 2015	Revisions	March 31, 2015
Distributions to shareholders from:
Net investment income	$(3,191)	$(90)	$(3,281)
Net realized gains	(90)	90	-
Total distributions to shareholders	$(3,281)	$-	$(3,281)

Net assets:
Beginning of period	$137,471	$-	$137,471
End of period	$137,570	$-	$137,570
Accumulated undistributed (distributions in excess of) net investment income	$(8,286)	$10,227	$1,941

Note 3. Summary of Significant Accounting Policies

Basis of presentation: The Company prepares its consolidated financial statements in accordance with GAAP, including Accounting Standards Codification Topic 946, “Financial Services–Investment Companies”, and the requirements for reporting on Form 10-Q, the 1940 Act, and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments consisting only of normal and recurring accruals and adjustment necessary for the fair presentation in accordance with GAAP. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

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

Additionally, the Company adopted the North American Industry Classification System in the first quarter of 2016 for the purpose of industry classification of the Company's investments on the Schedule of Investments. The December 31, 2015 Schedule of Investments has been conformed to the March 31, 2016 presentation.

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

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities at the time of acquisition of three months or less. The Company places its cash in financial institutions and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. Included in cash and cash equivalents was $40,441 and $32,612 held in a US Bank Money Market Deposit Account as of March 31, 2016 and December 31, 2015, respectively.

Revenue recognition:

Interest Income: Interest income is recorded on an accrual basis. Recognized interest income, if payable monthly or quarterly, is reported as interest receivable until collected. Recognized interest income due at maturity or at another stipulated date (“PIK interest”) is recorded as an adjustment to the amortized cost basis of the investment. The Company accrues interest income until events occur that place a loan into a non-accrual status (see below). Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “net loan origination fees”) are capitalized, and the Company accretes or amortizes such amounts as additional interest income over the life of the loan using a method that approximates the effective interest method. Unamortized OID is recorded as an adjustment to the amortized cost basis of the investment and unamortized loan amendment fees are reported as deferred loan fee revenue. When the Company receives a loan principal payment, the unamortized OID related to the paid principal is accelerated and recognized in interest income. All other interest income is recognized as contractually earned. Further, in connection with the Company’s debt investments, the Company may receive warrants or similar equity-related securities (“Warrants”). The Company determines the cost basis of Warrants based upon their fair values on the date of receipt relative to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income as described above.

Unamortized net loan origination fees on debt investments were $2,390 and $1,885 as of March 31, 2016 and December 31, 2015, respectively. The Company recognized net loan origination fee income of $366 and $379 for the three months ended March 31, 2016 and 2015, respectively. The Company recognized PIK interest income of $292 and $297 for the three months ended March 31, 2016 and 2015, respectively. To maintain its status as a RIC, the Company includes non-cash interest income in the amounts that must be distributed to shareholders.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities is accrued as earned. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recorded as an adjustment to the cost basis of the investment. The Company discontinues accrual of dividends on preferred equity securities when it determines that the dividend may not be collectible. The Company assesses the collectability of the preferred dividends based on factors including the fair value of the preferred equity security, the valuation of the portfolio company’s enterprise value, and proceeds expected to be received over the life of the investment. The Company may receive cash distributions from portfolio companies that are taxed as flow-through entities. Each distribution is evaluated to determine whether it should be recorded as income or as a return of capital. Distributions classified as a returns of capital are recorded as reductions in the adjusted cost basis of the investments. The Company recognized preferred dividend income of $514 and $329, of which $301 and $296, respectively, was contractually earned but not declared for the three months ended March 31, 2016 and 2015, respectively. The Company recognized common stock dividends of $43 for the three months ended March 31, 2016. The Company did not recognize common stock dividends during the three months ended March 31, 2015.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans and accounted for the non-accrual cash method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest according to the contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of management, there is reasonable doubt about its collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has been contractually added to the principal balance prior to the designation date, is reversed against current period interest income. Interest payments subsequently received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. At March 31, 2016 and December 31, 2015, one investment with a cost of $937 and fair value of $743 and $798, respectively, was carried as non-accrual cash method loan.

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

The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. The effect on taxable income of positions not deemed to meet the more-likely-than-not threshold would be recorded as an adjustment to distributable taxable income in the current year. The Company recognizes accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at March 31, 2016 and December 31, 2015. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated balance sheets except for deferred debt issuance costs associated with the Company’s line of credit arrangements, which are included in prepaid expenses and other assets on the consolidated balance sheets. These amounts are amortized to interest expense over the life of the borrowings.

Goodwill: On December 4, 2013, in connection with acquisition of the remaining limited partnership interests in SBIC I LP and membership interest in SBIC I GP (the “SBIC Acquisitions”), the Company recorded goodwill of $1,077 (see Note 4) which is included in prepaid expenses and other assets on the consolidated balance sheets. Goodwill is not subject to amortization. Goodwill is evaluated for impairment annually or more frequently if events occur or circumstances change that indicate goodwill may be impaired. There have been no goodwill impairments since the date of the SBIC Acquisitions. Goodwill is included in prepaid expenses and other assets on the Consolidated Balance Sheets.

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

The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The intangible asset, net of accumulated amortization of $454 and $405, is included in prepaid expenses and other assets at March 31, 2016 and December 31, 2015, respectively.

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

New Accounting Standards

The following table discusses recently issued Accounting Standards Updates (“ASU”) by the Financial Accounting Standards Board (“FASB”) adopted by the Company during 2016:

Standard	Description	Period of Adoption	Effect of Adoption on the financial statements
Standards that were adopted
ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis	Modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities	First Quarter 2016 retrospectively	No material impact to the Company's consolidated financial statements
ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs	Changes the presentation of debt issuance costs in the financial statements where an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 did not specifically address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements	First Quarter 2016 retrospectively	Resulted in a $3,420 retrospecitve reduction of both net deferred financing closing costs and SBA debentures payable in the consolidated balance sheet as of December 31, 2015 and a $547 reduction of amortization and write-off of deferred financing closing costs and corresponding increase in interest expense associated with the Company's SBA debentures and the OFS Capital WM revolving line of credit in the consolidated statement of operations for the three months ended March 31, 2015. Net deferred debt issuance costs of $3,324 are presented as a direct deduction from the SBA debentures payable in the consolidated balance sheet as of March 31, 2016. Amortization of deferred debt issuance costs associated with the Company’s SBA debentures was $96 for the three months ended March 31, 2016 and included as interest expense in the consolidated statement of operations. There was no impact to consolidated earnings as a result of this adoption.
ASU 2015-15, Interest – Imputation of Interest: Presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements - amendments to SEC paragraphs	Response to SEC views on ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements, the SEC stated it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement	First Quarter 2016 retrospectively	Net deferred financing closing costs of $160 and $185 associated with the Company's PWB Credit Facility are presented as an asset and included in prepaid expenses and other assets in the consolidated balances sheet as of March 31, 2016 and December 31, 2015, respectively. There was no impact to consolidated earnings as a result of this adoption.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies (Continued)

The following table discusses recently issued ASUs by the FASB yet to be adopted by the Company:

Standard	Description	Effect of Adoption on the the financial statements
Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers	Supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle. The standard must be adopting using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures)	Annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018
ASU 2016-01, Financial Instruments – Overall	Modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value, and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820 - Fair Value Measurement, and as such these investments may be measured at cost	Annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is required to record its investments at fair value with changes in fair value recognized in net income in accordance with ASC Topic 946, Financial Services—Investment Companies . Therefore, the adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 4. OFS Capital WM

OFS Capital WM, LLC (“OFS Capital WM”), a wholly-owned investment company subsidiary, was formed in August 2010 with the limited purpose of holding, acquiring, managing and financing senior secured loan investments to middle-market companies in the United States. On September 28, 2010, the Company became the owner of OFS Capital WM through a transaction in which it transferred eligible loans—or 100% of its participating interest in certain other loans—to OFS Capital WM in exchange for cash and a 100% equity ownership interest in OFS Capital WM. These loans were managed and serviced by MCF Capital Management, LLC (“MCF”) under a loan and security agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, and Well Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”). MCF charged a management fee of 0.25% per annum of the assigned value of the underlying portfolio investments plus an accrued fee that was deferred until termination of the Loan and Security Agreement on May 28, 2015. The Company incurred management fee expense related to this agreement of $-0-, and $138, for the three months ended March 31, 2016 and 2015, respectively.

OFS Capital WM Asset Sale and Related Transactions

On May 28, 2015, the Company and OFS Capital WM entered into a Loan Portfolio Purchase Agreement with Madison Capital Funding LLC (“Madison”), an affiliate of MCF, pursuant to which OFS Capital WM sold a portfolio of 20 senior secured debt investments with an aggregate outstanding principal balance of $67,807 to Madison for cash proceeds of $67,309 (the “WM Asset Sale”). On May 28, 2015, the total fair value of the debt investments sold, applying the Company’s March 31, 2015 fair value percentages to the principal balances of the respective investments on the sale date, was approximately $66,703. The determination of the fair value of the Company’s investments is subject to the good faith determination by the Company’s board of directors, which is conducted no less frequently than quarterly, pursuant to the Company’s valuation policies and accounting principles generally accepted in the United States.

On May 28, 2015, pursuant to the Loan and Security Agreement, the Company applied $52,414 from the sale proceeds of the WM Asset Sale to pay in full and retire OFS Capital WM’s secured revolving line of credit with Wells Fargo Bank, N.A. (“WM Credit Facility”). As a result of the termination of the WM Credit Facility, the Company wrote-off related unamortized deferred debt issuance costs of $1,216.

On May 28, 2015, in connection with the WM Asset Sale, the Company entered into a Loan Administration Services Agreement with Madison pursuant to which Madison will provide loan servicing and other administrative services to OFS Capital WM with respect to certain of its remaining loan assets. In return for its loan administration services, Madison will receive a quarterly loan administration fee of 0.25% per annum based on the average daily principal balances of the loan assets for such quarter. The Company incurred loan administration fee expense of $13 for the three months ended March 31, 2016.

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

OFS Advisor’s services under the Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities so long as its services to the Company are not impaired. OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% and based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. OFS Advisor has elected to exclude the value of the intangible asset and goodwill resulting from the SBIC Acquisitions from the base management fee calculation.

The base management fee is payable quarterly in arrears and was $1,115 and $1,417, for the three months ended March 31, 2016 and 2015, respectively.

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

The Company incurred incentive fee expense of $733 for the three months ended March 31, 2016. Incentive fees for the three months ended March 31, 2016, consisted of part one incentive fees (based on net investment income) of $872 and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $(139), which represents the reversal of the part two incentive fee accrued at December 31, 2015. Incentive fees were $375 for the three months ended March 31, 2015, which consisted entirely of part one incentive fees.

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

Administration expense was $428 and $541 for the three months ended March 31, 2016 and 2015, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Investments

As of March 31, 2016, the Company had loans to 35 portfolio companies, of which 70% were senior secured loans and 30% were subordinated loans, at fair value, as well as equity investments in 16 of these portfolio companies. The Company also held an equity investment in one portfolio company in which it did not hold a debt interest. At March 31, 2016, investments consisted of the following:

	Principal	Cost	Fair Value
Senior secured debt investments	$153,688	$152,060	$149,172
Subordinated debt investments	64,605	64,463	63,779
Equity investments	N/A	27,785	32,456
Total	$218,293	$244,308	$245,407

At March 31, 2016, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	$10,169	4.2%	$10,291	4.2%
Security Systems Services (except Locksmiths)	5,203	2.1	5,063	2.1
Tour Operators	2,852	1.2	3,235	1.3
Education Services
Colleges, Universities, and Professional Schools	5,083	2.1	4,949	2.0
Finance and Insurance
Insurance Agencies and Brokerages	11,662	4.8	10,998	4.5
Health Care and Social Assistance
Medical Laboratories	4,192	1.7	3,860	1.6
Other Outpatient Care Centers	14,198	5.9	13,950	5.7
Outpatient Mental Health and Substance Abuse Centers	6,664	2.7	6,376	2.6
Information
Other Information Services	2,544	1.0	2,416	1.0
Other Telecommunications	3,538	1.4	3,469	1.4
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,484	1.8	4,447	1.8
Other Aircraft Parts and Auxiliary Equipment Manufacturing	11,810	4.8	13,151	5.4
Other Basic Inorganic Chemical Manufacturing	4,705	1.9	4,668	1.9
Packaging Machinery Manufacturing	1,995	0.8	1,815	0.7
Pharmaceutical Preparation Manufacturing	4,062	1.7	6,398	2.6
Pump and Pumping Equipment Manufacturing	12,885	5.3	12,578	5.1
Soap and Other Detergent Manufacturing	937	0.4	743	0.3
Travel Trailer and Camper Manufacturing	13,247	5.4	13,251	5.4
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	14,520	5.9	12,684	5.2
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting	9,564	3.9	9,554	3.9
Computer Systems Design and Related Services	2,972	1.2	2,676	1.1
Custom Computer Programming Services	6,353	2.6	6,220	2.5
Other Accounting Services	5,784	2.4	6,920	2.8
Other Computer Related Services	11,829	4.8	11,624	4.7
Other Professional, Scientific, and Technical Services	28,760	11.8	28,533	11.6
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.4	1,681	0.7
Office Machinery and Equipment Rental and Leasing	8,133	3.3	8,527	3.5
Offices of Real Estate Appraisers	10,046	4.1	9,848	4.0
Wholesale Trade
Electrical Apparatus and Equipment, Wiring Supplies, and Related	3,578	1.5	3,754	1.5
Metal Service Centers and Other Metal Merchant Wholesalers	13,091	5.5	13,969	5.7
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,548	3.5	7,759	3.2
	$244,308	100.1%	$245,407	100.0%

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

At December 31, 2015, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Cost		Fair Value
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	$10,164	4.0%	$10,164	4.0%
Security Systems Services (except Locksmiths)	5,000	2.0	5,000	1.9
Tour Operators	2,849	1.1	3,198	1.2
Education Services
Colleges, Universities, and Professional Schools	5,005	2.0	4,786	1.9
Finance and Insurance
Insurance Agencies and Brokerages	11,663	4.6	11,497	4.5
Health Care and Social Assistance
Medical Laboratories	4,165	1.7	3,677	1.4
Other Outpatient Care Centers	15,187	6.0	15,031	5.8
Outpatient Mental Health and Substance Abuse Centers	6,610	2.6	6,456	2.5
Information
Other Information Services	2,564	1.0	2,433	0.9
Other Telecommunications	3,798	1.5	3,711	1.4
Software Publishers	4,711	1.9	7,453	2.9
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,534	1.8	4,506	1.8
Communications Equipment Manufacturing	2,257	0.9	2,257	0.9
Other Aircraft Parts and Auxiliary Equipment Manufacturing	11,770	4.7	12,812	4.9
Other Basic Inorganic Chemical Manufacturing	4,766	1.9	4,695	1.8
Packaging Machinery Manufacturing	1,995	0.8	1,940	0.8
Pharmaceutical Preparation Manufacturing	4,068	1.6	5,698	2.2
Pump and Pumping Equipment Manufacturing	12,853	5.1	12,752	5.0
Soap and Other Detergent Manufacturing	937	0.4	798	0.3
Travel Trailer and Camper Manufacturing	13,613	5.4	13,613	5.3
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	14,449	5.7	13,792	5.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting	9,915	3.9	9,952	3.9
Computer Systems Design and Related Services	2,971	1.2	2,892	1.1
Custom Computer Programming Services	6,493	2.6	6,319	2.5
Other Accounting Services	5,738	2.3	7,100	2.8
Other Computer Related Services	11,828	4.7	11,508	4.5
Other Professional, Scientific, and Technical Services	31,574	12.4	31,511	12.1
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.4	1,951	0.8
Office Machinery and Equipment Rental and Leasing	8,037	3.2	8,452	3.3
Offices of Real Estate Appraisers	10,050	4.0	9,940	3.9
Wholesale Trade
Electrical Apparatus and Equipment, Wiring Supplies, and Related	3,558	1.4	3,559	1.4
Metal Service Centers and Other Metal Merchant Wholesalers	9,834	3.9	9,956	3.9
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,399	3.3	7,887	3.1
	$252,255	100.0%	$257,296	100.0%

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7. Fair Value of Financial Instruments

The Company’s investments are reported at fair value as determined in good faith by Company management under the supervision and review of the Board. These fair value are determined using a documented valuation policy and a consistently applied valuation process that includes a review of each investment by an independent valuation firm at least once every 12 months.

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

The Company was unable to obtain sufficient market quotations or indicative prices at March 31, 2016 and December 31, 2015, and followed the multi-step valuation process.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments were categorized as Level 3 based upon the lowest level of significant input to the valuations. There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2016 and 2015. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

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

The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of March 31, 2016 and 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at			Range
	March 31, 2016	Valuation techniques	Unobservable inputs	(Weighted average)
Debt investments:
Senior secured	$149,172	Discounted cash flow	Discount rates	6.85% - 25.00% (12.19%)
			EBITDA multiples	4.91x - 11.52x (6.97x)

Subordinated	63,779	Discounted cash flow	Discount rates	11.94% - 27.47% (15.65%)
			EBITDA multiples	4.30x - 7.42x (6.25x)

Equity investments	32,456	Discounted cash flow	Discount rates	17.50% - 30.00% (20.36%)
			EBITDA multiples	4.30x - 8.10x (6.21x)

	Fair Value at December 31, 2015	Valuation techniques	Unobservable inputs	Range (Weighted average)

Debt investments:
Senior secured	$160,437	Discounted cash flow	Discount rates	7.11% - 25.00% (12.05%)
			EBITDA multiples	4.21x - 11.72x (7.79x)

Subordinated	64,240	Discounted cash flow	Discount rates	12.56% - 22.34% (15.12%)
			EBITDA multiples	3.98x - 8.61x (6.35x)

Equity investments	32,619	Discounted cash flow	Discount rates	15.00% - 30.00% (20.19%)
			EBITDA multiples	3.98x - 8.08x (6.31x)

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7. Fair Value of Financial Instruments (Continued)

The following tables present changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31, 2016
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, beginning of period	$160,437	$64,240	$32,619	$257,296

Net realized gain (loss) on investments	-	7	2,559	2,566
Net change in unrealized appreciation/depcreciation on investments	(1,383)	307	(2,866)	(3,942)
Purchase of portfolio investments	5,396	1,135	-	6,531
Equity received in connection with purchase of portfolio investments and amendments	(301)	-	504	203
Conversion from subordinated debt to equity	-	(1,765)	1,765	-
Capitalized PIK interest, dividends, and fees	116	373	301	790
Proceeds from principal payments on portfolio investments	(15,342)	(526)	-	(15,868)
Sale and redemption of portfolio investments	-	-	(2,560)	(2,560)
Amortization of discounts and premium	249	8	-	257
Other	-	-	134	134

Level 3 assets, end of period	$149,172	$63,779	$32,456	$245,407

	For the Three Months Ended March 31, 2015
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, beginning of period	$241,749	$52,453	$18,032	$312,234

Net realized gain on investments	90	-	-	90
Net change in unrealized appreciation/depcreciation on investments	(571)	(12)	976	393
Purchase of portfolio investments	12,688	9,900	2,000	24,588
Capitalized PIK interest, dividends and fees	102	195	296	593
Proceeds from principal payments on portfolio investments	(10,986)	-	-	(10,986)
Sale of portfolio investments	(11,034)	-	-	(11,034)
Amortization of discounts and premium	308	(2)	-	306
Conversion from equity to debt	-	44	(44)	-

Level 3 assets, end of period	$232,346	$62,578	$21,260	$316,184

The net change in unrealized appreciation/depreciation for the three months ended March 31, 2016 and 2015 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at those period ends was $(821) and $344, respectively.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since fair value measurements are only required for a portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s financial instruments, including its debt obligations under its SBA debentures payable, as well as the revolving line of credit (which was terminated on May 28, 2015; see Note 4), approximated their estimated fair value.

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

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8. Commitments and Contingencies

Unfunded commitments as of March 31, 2016 and December 31, 2015 were as follows:

		March 31,	December 31,
Name of Portfolio Company	Investment Type	2016	2015
A.C.T. Lighting, Inc.	Subordinated Loan	$742	$742
BCC Software, LLC	Senior Secured Revolver	1,094	1,094
NeoSystems Corp.	Subordinated Loan	1,636	1,636
NeoSystems Corp.	Convertible Preferred Stock	364	364
Sentry Centers Holdings, LLC	Senior Secured Loan	1,450	-
Total		$5,286	$3,836

From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2016.

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

Under present regulations of the SBIC Act, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350,000. In connection with the SBIC Acquisitions, the Company increased its total commitments to SBIC I LP to $75,000, which became a drop down SBIC fund of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to the SBIC I LP. As of March 31, 2016 and December 31, 2015, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA.

SBIC I LP held $249,567 and $245,147 of the Company’s consolidated assets at March 31, 2016 and December 31, 2015, respectively, which accounted for approximately 85% and 83% of consolidated assets, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Borrowings (Continued)

The following table shows the Company’s outstanding SBA debentures payable as of March 31, 2016 and December 31, 2015:

		Fixed	March 31,	December 31,
Pooling Date	Maturity Date	Interest Rate	2016	2015

September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(3,324)	(3,420)
SBA debentures outstanding, net of unamortized debt issuance costs			$146,556	$146,460

The Company received exemptive relief from the SEC effective November 26, 2013 to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.

The weighted average fixed interest rate on the SBA debentures as of March 31, 2016 and December 31, 2015 was 3.18%. The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.42% as of March 31, 2016 and December 31, 2015. Interest expense, inclusive of debt issuance costs amortization, on the SBA debentures was $1,283 and $721 for the three months ended March 31, 2016 and 2015, respectively.

Deferred debt issuance costs, net of accumulated amortization, on SBA-guaranteed debentures as of March 31, 2016 and December 31, 2015 were $3,324 and $3,420, respectively. Amortization of deferred debt issuance costs on SBA-guaranteed debentures was $96 and $13 for the three months ended March 31, 2016 and 2015, respectively.

PWB Credit Facility: On November 5, 2015, the Company entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide the Company with a $15,000 senior secured revolving credit facility (“PWB Credit Facility”). The PWB Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of the Company’s current and future assets excluding assets held by SBIC I LP and the Company’s SBIC I LP and SBIC I GP partnership interests. The BLA matures on November 7, 2017. Advances under the facility bear interest at a fixed rate per annum equal to 4.75%. The Company incurred deferred debt issuance costs of $202 in connection with the closing of the PWB Credit Facility. Deferred debt issuance costs, net of accumulated amortization, was $160 and $185 as of March 31, 2016 and December 31, 2015, respectively. Amortization of debt issuance costs was $25 for the three months ended March 31, 2016. There have been no advances under the facility as of March 31, 2016.

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

OFS Capital WM Revolving Line of Credit: Prior to the termination of the WM Credit Facility on May 28, 2015 (see Note 4), OFS Capital WM had a $75,000 secured revolving credit facility, as amended from time to time, with Wells Fargo. The WM Credit Facility was secured by all eligible loans acquired by OFS Capital WM, and had a maturity date of December 31, 2018 and a reinvestment period through December 31, 2015. The interest rate on outstanding borrowings was the London Interbank Offered Rate plus 2.50% per annum. The minimum equity requirement was set at $35,000. The unused commitment fee on the WM Credit Facility was (1) 0.5% per annum of the first $25,000 of the unused facility and (2) 2% per annum of the balance in excess of $25,000, and is included in interest expense on the consolidated statement of operations. Interest expense on the revolving line of credit was $522 for the three months ended March 31, 2015.

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Borrowings (Continued)

For the three months ended March 31, 2015 amortization and write-off of deferred debt issuance costs on the revolving line of credit totaled $534, of which $430 was due to a write-off when the credit facility’s commitment was permanently reduced $100,000 to $75,000 on March 12, 2015.

Note 10. Federal Income Tax

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

The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its taxable income for the full year and distributions paid for the full year. If the tax characteristics of the Company’s $3,295 distributions paid during 2016 were determined as of March 31, 2016, approximately $375 would have represented return of capital to its shareholders. The Company utilized $2,381 of capital loss carryforward during the three months ended March 31, 2016. The Company has $65 of non-expiring capital loss carryforward remaining as of March 31, 2016.

The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment related to goodwill amortization, excise taxes, and other permanent differences; and temporary differences between GAAP and tax treatment of realized gains and losses, income arising from Company’s equity investments in pass-through entities, PIK dividends, and other temporary differences. These required reclassifications for the three months ended March 31, 2015 were part of the revisions discussed in Note 2 as they had not been reported in previously issued financial statements. Reclassifications were as follows:

	Three Months Ended March 31,
	2016	2015
Paid-in capital in excess of par	$18	$18
Undistributed net investment income	14	14
Accumulated net realized gain (loss)	(32)	(32)

The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
Tax-basis amortized cost of investments	$239,387	$247,714
Tax-basis gross unrealized appreciation on investments	12,229	13,826
Tax-basis gross unrealized depreciation on investments	(6,209)	(4,244)
Tax-basis net unrealized appreciation on investments	6,020	9,582
Fair value of investments	$245,407	$257,296

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Per share data:
Net asset value per share at beginning of period	$14.76	$14.24
Distributions (5)
Dividends from ordinary income (8) (2015 revised - Note 2)	(0.34)	(0.34)
Net investment income	0.38	0.28
Net realized gain on non-control/non-affiliate investments	0.25	0.01
Net change in unrealized appreciation/depreciation on
non-control/non-affiliate investments	(0.42)	(0.03)
Net change in unrealized appreciation/depreciation on affiliate investments	0.02	0.08
Net change in unrealized depreciation on control investment	-	-
Net asset value per share at end of period	$14.65	$14.24

Per share market value, end of period	$12.95	$12.25
Total return based on market value (1)	15.8%	6.9%
Total return based on net asset value (2)	1.6%	2.4%
Shares outstanding at end of period	9,692,324	9,662,940
Weighted average shares outstanding	9,691,183	9,650,969
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value	$142,512 (3)	$137,521
Net asset value at end of period	142,011	137,570
Net investment income	$3,655	$2,749
Ratio of expenses without incentive fees to average net assets (6)	9.7%	13.3%
Ratio of incentive fees to average net assets (6)	2.1%	1.1%
Ratio of total expenses to average net assets (6)	11.8%	14.4%
Ratio of net investment income without incentive fees to average net assets (6)	12.4%	9.2%
Ratio of net investment income to net assets at end of period	2.6%	2.0%
Portfolio turnover (7)	2.1%	7.8%

(1)	Calculation is ending market value less beginning market value, adjusting for dividends and distributions reinvested at prices obtained in the Company’s dividend reinvestment plan for the respective distributions.
(2)	Calculation is ending net asset value less beginning net asset value, adjusting for dividends and distributions reinvested at the Company’s quarter-end net asset value for the respective distributions.
(3)	Based on average net asset values at December 31, 2015 and March 31, 2016.
(4)	Based on average net asset values at December 31, 2014 and March 31, 2015.
(5)	The components of the distributions are presented on an income tax basis.
(6)	Annualized.
(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales and principal payments or year-to-date purchases over the average of the invested assets at fair value.
(8)	The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the tax characteristics of the Company’s distributions paid during 2016 were determined as of March 31, 2016, approximately $.04 per share would represent a return of capital.

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

The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its ability to receive distributions from SBIC I LP. SBIC I LP’s ability to make distributions is governed by SBA regulations.  Consolidated cash and cash equivalents includes $35,426 held by SBIC I LP, which was not available for distribution at March 31, 2016.

The following table summarizes distributions declared and paid for the three months ended March 31, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three Months Ended March 31, 2015
March 4, 2015	March 17, 2015	March 31, 2015	$0.34	$3,133	12,106	$148

Three Months Ended March 31, 2016
March 7, 2016	March 17, 2016	March 31, 2016	$0.34	$3,280	1,154	$15

For the three months ended March 31, 2016, $15 of the total $3,295 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 1,154 shares at an average value of $12.95 per share at the date of issuance. For the three months ended March 31, 2015, $148 of the total $3,281 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 12,106 shares at an average value of $12.25 per share at the date of issuance.

Since the Company’s IPO, dividends and distributions to shareholders total $40,991, or $4.25 per share on a cumulative basis.

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s shareholders. If the tax characteristics of the Company’s distributions paid during 2016 were determined as of March 31, 2016, approximately $0.30 per share and $0.04 per share of the Company’s distributions represented ordinary income and a return of capital to its shareholders, respectively.

Note 13. Earnings per Share

The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015

Net increase in net assets resulting from operations	$2,279	$3,232
Basic and diluted weighted average shares outstanding	9,691,183	9,650,969
Net increase in net assets resulting from operations
per common share - basic and diluted	$0.24	$0.33

OFS Capital Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 14. Subsequent Events

On May 2, 2016, the Company’s Board declared a distribution of $0.34 per share for the first quarter of 2016, payable on June 30, 2016 to shareholders of record as of June 16, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a business development company, or BDC or a small business investment company, or SBIC, or maintaining our status as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Capital Management, LLC, or OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of Orchard First Source Asset Management, LLC, or OFSAM, which is the holding company of OFS Advisor and OFS Capital Services, LLC, or OFS Services and owns approximately 30% of our outstanding shares of common stock;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of debentures guaranteed by the Small Business Administration, or SBA, that may be issued by an SBIC;

•	our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the ability of OFS SBIC I LP, or SBIC I LP, and any future portfolio company to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in our annual report on Form 10-K for our year ended December 31, 2015. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company. Our investment objective is to provide our shareholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees up to 2,000; revenues between $15 million and $300 million; annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see “General—Investment Criteria/Guidelines.”

As of March 31, 2016, our investment portfolio consisted of outstanding loans of approximately $218.3 million in aggregate principal amount in 35 portfolio companies and equity investments of approximately $32.5 million, at fair value. As of March 31, 2016, 61% of our investment portfolio was comprised of senior secured loans, 26% of subordinated loans and 13% of equity investments, at fair value.

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

Our investment strategy includes OFS SBIC I LP (“SBIC I LP”), which received a license under the U.S. Small Business Administration (“SBA”) Small Business Investment Company program, in May 2012. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see “Regulation—Small Business Investment Company Regulations.”

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

On a stand-alone basis, SBIC I LP held approximately $249.6 million and $245.1 million in assets at March 31, 2016 and December 31, 2015, respectively, which accounted for approximately 85% and 83% of our total consolidated assets at March 31, 2016 and December 31, 2015, respectively.

Our investment activities are managed by OFS Capital Management, LLC (“OFS Advisor”) and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the investment advisory agreement between us and OFS Advisor (the “Investment Advisory Agreement”) we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC (“SBIC I GP”) on December 4, 2013. We have also entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Services”). Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement.

As a business development company (“BDC”), we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

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

Related Party Transactions

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement with OFS Advisor and will pay OFS Advisor a management fee and incentive fee. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. For providing these services, OFS Advisor receives a fee from us consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% and based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. OFS Advisor has elected to exclude the value of the intangible asset and goodwill resulting from the SBIC Acquisitions from the base management fee calculation.

The base management fee expense was approximately $1.1 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

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

We will accrue the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. OFS Advisor has excluded from the Capital Gains Fee calculation any realized gain with respect to the step acquisitions resulting from the SBIC Acquisition. The Capital Gains Fee for any partial year is prorated based on the number of days in such year.

We incurred incentive fee expense of $0.7 million for the three months ended March 31, 2016. Incentive fees for the three months ended March 31, 2016, consisted of part one incentive fees (based on net investment income) of $0.8 million and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $(0.1) million, which represents the reversal of the part two incentive fee accrued at December 31, 2015. Incentive fees were $0.4 million for the three months ended March 31, 2015, which consisted entirely of part one incentive fees.

License Agreement

We have entered into a license agreement with OFSAM under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.”

Administration Agreement

Pursuant to an Administration Agreement, OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our board of directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions we pay the fees associated with such functions on direct basis without profit to OFS Services.

For the three months ended March 31, 2016 and 2015, we incurred and administration fee expense of $0.4 million and $0.5 million, respectively.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 820. At March 31, 2016, all of our investments in portfolio companies that are valued at fair value by our board of directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Our debt and equity securities are primarily comprised of investments in middle market companies whose securities are not publicly traded. Our investments in these portfolio companies are generally considered Level 3 assets under ASC Topic 820 because the inputs used to value the investments are generally unobservable. As such, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

Revenue Recognition. Our revenue recognition policies are as follows:

Interest Income: Interest income is recorded on an accrual basis. Recognized interest income, if payable monthly or quarterly, is reported as interest receivable until collected. Recognized interest income due at maturity or at another stipulated date (“PIK interest”) is recorded as an adjustment to the cost basis of the investment. We accrue interest income until events occur that place a loan into a non-accrual status (see below). Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “net loan origination fees”) are capitalized, and we accrete or amortize such amounts as additional interest income over the life of the loan using a method that approximates the effective interest method. Unamortized OID is recorded as an adjustment to the cost basis of the investment and unamortized loan amendment fees are reported as deferred loan fee revenue. When we receive a loan principal payment, the unamortized OID related to the paid principal is accelerated and recognized in interest income. All other interest income is recognized as contractually earned. Further, in connection with our debt investments, we may receive warrants or similar equity-related securities (“Warrants”). We determine the cost basis of Warrants based upon their fair values on the date of receipt relative to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income as described above.

Unamortized net loan origination fees on debt investments were $2.4 million and $1.9 million as of March 31, 2016 and December 31, 2015, respectively. We recognized net loan origination fee income of $0.4 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. We recognized PIK interest income of $0.3 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. To maintain its status as a RIC, we include non-cash interest income in the determination of distributable income.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities is accrued as earned. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recorded as an adjustment to the cost basis of the investment. We discontinue accrual of dividends on preferred equity securities when we determine that the dividend may not be collectible. We assess the collectability of the preferred dividends based on factors including the fair value of the preferred equity security, the valuation of the portfolio company’s enterprise value, and proceeds expected to be received over the life of the investment. Distributions received from common or preferred equity securities that do not qualify as dividend income are recorded as return of capital and a reduction in the cost basis of the investment. In addition, we may receive cash distributions from portfolio companies that are taxed as flow-through entities. Each distribution is evaluated to determine whether it should be recorded as income or as a return of capital. Distributions classified as a returns of capital are recorded as reductions in the cost basis of the investments. We recognized preferred dividend income of $0.5 million and $0.3 million, of which $0.3 million and $0.3 million, respectively, was contractually earned but not declared for the three months ended March 31, 2016 and 2015. We recognized common stock dividends of $43 thousand for the three months ended March 31, 2016. We did not recognize common stock dividends during the three months ended March 31, 2015.

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

Portfolio Composition and Investment Activity

Portfolio Composition

The total fair value of our investments was $245.4 million and $257.3 million at March 31, 2016 and December 31, 2015, respectively. Our investment portfolio as of March 31, 2016 consisted of outstanding loans to 35 portfolio companies, totaling approximately $218.3 million in aggregate principal amount, of which 70% were senior secured loans, 30% were subordinated loans, and approximately $32.5 million were equity investments, at fair value, in 16 portfolio companies in which it also held debt investments and one portfolio company in which it solely held an equity investment. Our investment portfolio encompassed a broad range of geographical regions within the United States and industries. We had unfunded commitments of $5.3 million and $3.8 million to four portfolio companies and three portfolio companies at March 31, 2016 and December 31, 2015, respectively. Set forth in the tables below is selected information with respect to our portfolio as of March 31, 2016 and December 31, 2015.

The following table summarizes the composition of our investment portfolio as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Commitment	Outstanding Principal	Fair Value	Commitment	Outstanding Principal	Fair Value
	(Dollar amounts in thousands)			(Dollar amounts in thousands)
Senior secured term loan	$155,138	$153,688	$149,202	$163,398	$163,398	$160,473
Subordinated term loan	66,983	64,605	63,779	67,751	65,373	64,240
Senior secured revolver	1,094	-	(30)	1,094	-	(36)
Equity investments (at fair value)	32,820	N/A	32,456	32,983	N/A	32,619
	$256,035	$218,293	$245,407	$265,226	$228,771	$257,296
Total number of obligors	35	35	35	38	38	38

The following table summarizes our combined debt commitments and equity investments (at fair value) portfolio by industry as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Commitment	Percent	Commitment	Percent
	(Dollar amounts in thousands)		(Dollar amounts in thousands)
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	10,362	4.0%	$10,250	3.9%
Security Systems Services (except Locksmiths)	5,203	2.0	5,000	1.9
Tour Operators	3,235	1.3	3,208	1.2
Education Services
Colleges, Universities, and Professional Schools	5,095	2.0	5,026	1.9
Finance and Insurance
Insurance Agencies and Brokerages	11,814	4.6	11,826	4.5
Health Care and Social Assistance
Medical Laboratories	4,124	1.6	4,104	1.5
Other Outpatient Care Centers	14,250	5.5	15,250	5.7
Outpatient Mental Health and Substance Abuse Centers	6,722	2.6	6,672	2.5
Information
Other Information Services	2,554	1.0	2,578	1.0
Other Telecommunications	3,562	1.4	3,826	1.4
Software Publishers	-	-	7,310	2.8
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,495	1.8	4,551	1.7
Communications Equipment Manufacturing	-	-	2,257	0.9
Other Aircraft Parts and Auxiliary Equipment Manufacturing	13,114	5.1	12,766	4.8
Other Basic Inorganic Chemical Manufacturing	4,727	1.8	4,791	1.8
Packaging Machinery Manufacturing	2,000	0.8	2,000	0.8
Pharmaceutical Preparation Manufacturing	6,406	2.5	5,672	2.1
Pump and Pumping Equipment Manufacturing	12,867	5.0	13,061	4.9
Soap and Other Detergent Manufacturing	939	0.4	939	0.4
Travel Trailer and Camper Manufacturing	13,447	5.3	13,717	5.2
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	13,204	5.2	13,934	5.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting	9,640	3.8	10,000	3.8
Computer Systems Design and Related Services	3,000	1.2	3,000	1.1
Custom Computer Programming Services	7,520	2.9	7,667	2.9
Other Accounting Services	8,858	3.5	9,113	3.4
Other Computer Related Services	11,850	4.6	11,850	4.5
Other Professional, Scientific, and Technical Services	30,703	12.0	31,907	12.0
Real Estate and Rental and Leasing
Home Health Equipment Rental	1,681	0.7	1,951	0.7
Office Machinery and Equipment Rental and Leasing	8,685	3.4	8,566	3.2
Offices of Real Estate Appraisers	10,000	3.9	10,000	3.8
Wholesale Trade
Electrical Apparatus and Equipment, Wiring Supplies, and Related	4,334	1.7	4,316	1.6
Metal Service Centers and Other Metal Merchant Wholesalers	13,887	5.4	10,159	3.8
Sporting and Recreational Goods and Supplies Merchant Wholesalers	7,757	3.0	7,959	3.0
	$256,035	100.0%	$265,226	100.0%

The following table provides a regional breakdown of our debt investment portfolio as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Commitment	Percent	Commitment	Percent
	(Dollar amounts in thousands)
South	$95,035	42.6%	$93,810	40.3%
Northeast	74,887	33.5	77,480	33.4
West	41,517	18.6	46,840	20.2
Midwest	11,776	5.3	14,113	6.1
Total	$223,215	100.0%	$232,243	100.0%

The following table provides a breakdown of our debt investment portfolio by portfolio company investment size as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016			As of December 31, 2015
Debt Investment Size	Commitment	Percent	Number	Commitment	Percent	Number
(in millions)	(Dollar amounts in			(Dollar amounts in
	thousands)			thousands)
$0 - $3	$18,659	8.4%	8	$22,004	9.5%	10
$3 - $4	14,680	6.6	4	11,614	5.0	3
$4 - $5	32,331	14.5	7	32,324	13.9	7
$5 - $10	70,699	31.6	9	92,125	39.7	12
>$10	86,846	38.9	7	74,176	31.9	6
	$223,215	100.0%	35	$232,243	100.0%	38

The following table provides a breakdown of our debt investment portfolio by yield to fair value as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Senior		Senior
	Secured	Subordinated	Secured	Subordinated
Yield to Fair Value	Debt	Debt	Debt	Debt
Less than 6%	-%	-%	-%	-%
6% - 7%	11.6	-	12.4	-
8% - 10%	16.8	-	27.0	-
Greater than 10%	71.6	100.0	60.6	100.0
Total	100.0%	100.0%	100.0%	100.0%
Weighted average yield	11.57%	14.16%	11.37%	13.60%

The weighted average yield to fair value of our debt investment portfolio was 12.34% and 12.01% at March 31, 2016 and December 31, 2015, respectively. The weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized accretion of OID and amortization of deferred loan fees divided by (b) total debt investments at fair value excluding assets on non-accrual basis. The weighted average yield on debt investments at fair value is computed as of the balance sheet date.

As of March 31, 2016 and December 31, 2015, floating rate loans comprised 61% and 59% of our debt investment portfolio, respectively, and fixed rate loans comprised 39% and 41% of our debt investment portfolio, respectively, as a percent of fair value.

Investment Activity

The following is a summary of our investment activity, presented on a principal (or cost for equity investments) basis, for the three months ended March 31, 2016 and 2015 (in millions).

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Debt Investments		Equity Investments	Debt Investments		Equity Investments
Investments in new portfolio companies	$-		$-	$16.0		$2.0
Investments in existing portfolio companies
Follow-on investments	3.3	(1)	-	6.5		-
Refinanced investments	3.4		-	-		-
Delayed draw funding	-		-	0.3		-
Total investments in existing portfolio companies	6.7		-	6.8		-
Total investments in new and existing portfolio companies	$6.7		$-	$22.8		$2.0
Number of new portfolio company investments	-		-	2		1
Number of existing portfolio company investments	2		-	2		-

Proceeds/distributions from principal payments/equity investments	15.9		-	11.0		-
Proceeds from investments sold or redeemed	-		2.1	18.3	(2)	-
Total proceeds from principal payments, equity distributions and investments sold	$15.9		$2.1	$29.3		$-

(1)	Received LLC membership interest in connection with a follow-on debt investment in an existing portfolio company valued at $0.3 million.
(2)	Includes $7.2 million of proceeds pertaining to a debt investment we sold in December 2014.

During the three months ended March 31, 2016, we converted a $1.8 million portion of a subordinated debt investment with a principal amount of $1.8 million into equity units and warrants valued at $1.8 million. In addition, we received equity in a portfolio company as consideration for an amendment to a senior secured debt investment in the same portfolio company with a fair value of $0.2 million.

Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

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

The following table shows the classification of our debt investments portfolio by credit rating as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
Credit Rating	(Dollar amounts in thousands)
1	$-	-%	$-	-%
2	10,928	5.1	15,755	7.0
3	171,665	80.7	187,276	83.4
4	29,615	13.9	17,171	7.6
5	743	0.3	4,475	2.0
6	-	-	-	-
7	-	-	-	-
	$212,951	100.0%	$224,677	100.0%

At March 31, 2016 and December 31, 2015, we had one non-accrual loan (Phoenix Brands LLC) with a fair value of approximately $0.7 million and 0.8 million, respectively.

Results of Operations

Key Financial Measures

The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.

Revenues. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of March 31, 2016, floating rate and fixed rate loans comprised 61% and 39%, respectively, of our current debt investment portfolio; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some cases, our investments will provide for deferred interest or dividend payment, PIK interest, or PIK dividend, respectively, (meaning interest or dividend paid in the form of additional principal amount of the loan or equity security instead of in cash). In addition, we may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and we accrete or amortize such amounts over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income.

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

Comparison of the three months ended March 31, 2016 and 2015

Consolidated operating results for the three months ended March 31, 2016 and 2015, are as follows:

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)

Total investment income	$7,843	$7,621
Total expenses	4,188	4,872
Net investment income	3,655	2,749
Net gain (loss) on investments	(1,376)	483
Net increase in net assets resulting from operations	$2,279	$3,232

Investment Income

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)
Interest income
Senior secured term loan	$4,501	$5,360
Subordinated term loan	2,262	1,798
Total interest income	6,763	7,158
Dividend income	557	329
Fee income	523	134
Total investment income	$7,843	$7,621

Interest income decreased by $0.4 million, or 6%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The $0.4 million decrease was primarily due to a $1.4 million increase in interest income due to a 26% increase in our average portfolio yield offset by a decrease of approximately $1.8 million due to a 27% decrease in the weighted average principal balance of investments outstanding during the three months ended March 31, 2016.

We generated dividend income of $0.6 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase of $0.3 million was due to an increase in cash dividends received from our equity investments.

We generated fee income of $0.5 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The increase of $0.4 million was primarily due to an increase in prepayment fees received which are earned when a portfolio company repays its debt obligation prior to maturity.

Expenses

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)

Interest expense	$1,308	$1,777
Management fees	1,115	1,555
Incentive fee	733	375
Professional fees	314	315
Administration fee	428	541
General and administrative expenses	290	309
Total expenses	$4,188	$4,872

We incur significant expenses which involve transactions with related parties, specifically management fees, the incentive fee, and the administrative fee. See “Item 2–Related Party Transactions” and “Item 1–Unaudited Financial Statements - Note 5”.

Total expenses decreased by $0.7 million, or 14%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Interest expense decreased by $0.5 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The $0.5 million decrease was primarily due to an increase of $0.5 million in interest expense incurred on our SBA debentures, which was offset by a decrease of $0.5 million in interest expense on our WM Credit Facility and a $0.4 million write-off of deferred debt issuance costs in connection with our March 2015 permanent reduction of the WM Credit Facility from $100.0 million to $75.0 million. Interest expense on our SBA debentures increased by $0.5 million due to an increase of $21.5 million in the weighted average debentures outstanding and an increase in the weighted average interest rate of approximately 1% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which resulted in an increase in interest expense of $0.3 million and $0.2 million, respectively. The decrease of $0.5 million of interest expense on the WM Credit Facility was due the termination of the facility on May 28, 2015.

Management fee expense was $1.1 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. The decrease of $0.5 million was primarily due to a decrease in the base management fee incurred to OFS Advisor as a result of a decrease in the average total assets subject to the base management fee.

For the three months ended March 31, 2016, we incurred $0.7 million of incentive fee expense to OFS Advisor compared to incentive fee expense of $0.4 million incurred for the three months ended March 31, 2015. The increase of approximately $0.3 million was primarily due to an increase in our pre-incentive fee net investment income for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015.

Administrative fee expense decreased by $0.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a decrease in the allocable amount of the salary and incentives of our officers and their respective staffs, which OFS Services passed along to us under our administration agreement.

Net Gain (Loss) on Investments

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)
Senior secured debt	$(1,382)	$(481)
Subordinated debt	313	(12)
Equity	(307)	976
Net gain (loss) on investments	$(1,376)	$483

Net gain (loss) on investments consist of aggregate (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) changes in net unrealized appreciation/depreciation on debt and equity investments. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain recognized in that period will generally be smaller. The unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid-off prior to maturity. In such instances the reversal on unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and will be partially offset by the acceleration of premium or discount on the debt security, if any, in interest income.

Three months ended March 31, 2016

We recognized net losses of $1.4 million on senior secured debt primarily as a result of the impact of widening spreads in second lien loan indices and other interest rate market factors on our discount rates, and the pay-off of debt investments, partially offset by the net impact of company-specific and other factors on our valuations.

We recognized net gains of $0.3 million on subordinated debt principally as a result of the pay-off of debt investments and the net impact of company-specific and other factors, partially offset by the impact of widening spreads in second lien loan indices and other interest rate market factors on our discount rates.

Net losses on equity investments of $0.3 million were primarily attributable to company-specific factors, partially offset by the impact of exit-event assumptions and other factors on our valuations.

During the three months ended March 31, 2016, we realized gains of $2.6 million principally from the redemption of an equity investment. We held this investment from the first quarter of 2014 and recognized unrealized gains of $2,062 and $498 during the years ended December 31, 2015 and 2014, respectively. There was no net gain during the three months ended March 31, 2016, on this transaction.

Three months ended March 31, 2015

We recognized net losses of $0.5 million on senior secured debt primarily as a result of the impact of widening spreads in middle market and second lien loan indices, and other interest rate market factors on our discount rates, partially offset by the pay-off of debt investments and the net impact of company-specific factors on our valuations.

Net gains on equity investments of $1.0 million were attributable to the effect of improvements in company-specific factors on our valuations.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

We generate cash through operations from net investment income and the net liquidation of portfolio investments, and uses cash in our operations in the net purchase of portfolio investments. We must distribute substantially all our taxable income which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC status. We will not make a final determination regarding the tax character of our distributions until January 2017, however if the tax characteristics of the distributions paid during the first quarter of 2016 were determined as of March 31, 2016, we estimate that approximately $375 thousand would represent a return of capital. We have no history of net taxable gains, but in the first quarter of 2016 we effectively exhausted our net capital loss carryforward. We also obtain and use cash in the net borrowing of funds from the SBA and commercial sources of debt. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash from net investment income	$1,315	$2,354
Sales and repayments (net of purchases) of portfolio investments	11,481	4,655
Net cash provided by operating activities	12,796	7,009
Cash dividends and distributions paid	(3,280)	(3,133)
Net borrowings	-	5,321

At March 31, 2016, we held cash and cash equivalents of $42.2 million, an increase of $9.5 million from December 31, 2015. During the three months ended March 31, 2016, sales and repayments of portfolio investments were primarily due to $2.1 million of cash collected from the redemption of a warrant investment and $15.9 million of cash we received from principal payments on our portfolio investments. These cash receipts were offset by $6.5 million of cash we used to purchase portfolio investments.

Net cash from net investment income was $1.3 million, or $1.1 million less than the corresponding quarter in 2015. The decline in cash collected from net investment income was principally due to higher management and incentive fees paid and higher cash paid for interest. Cash used to pay base management fees in the first quarter of 2016 were $1.0 million greater than the first quarter of 2015 due to adjustments in the base management fee rate and the timing of management fees settlement. On May 5, 2014, we were notified by OFS Advisor that, effective as of April 1, 2014, it would reduce its base management fee by two-thirds for the balance of the 2014 fiscal year. The annualized base fee rate for second, third, and fourth quarters of 2014 was lowered, such that the full year affect for 2014 was a base management fee annual rate of 0.875% which resumed to its 1.75% annual rate on January 1, 2015. As management fees are settled a quarter in arrears, the management fees paid in the first quarter of 2015 were at the lower management fee rate.

Cash paid for interest increased $0.5 million in the first quarter of 2016 compared to the corresponding quarter in 2015, as a result of higher payments on a SBA debentures, partially offset by lower payments on the WM Credit Facility. We are required to make interest payments on our SBA debentures semi-annually in March and September through maturity. The weighted average outstanding balance on our SBA debentures, excluding debt issuance costs, increased from $103.8 million for the six months ended March 31, 2015, to $149.8 million for the for the six months ended March 31, 2016. Additionally, $42.5 million of the weighted average outstanding balance for the six months ended March 31, 2015, carried interest at a lower pre-pooling, short-term rate. Consequently, we paid cash interest of $2.3 million on our SBA debentures for the three months ended March 31, 2016 compared to $1.2 million for the three months ended March 31. 2015. This increase was partially offset by a decline in cash paid for interest on our WM Credit Facility from $0.6 million in the first quarter of 2015 to $–0– in 2016 due to the retirement of that facility.

The increases in management fees paid and cash paid for interest for the three months ended March 31, 2016, over the comparable quarter in 2015 were partially offset by an increase in investment income collected.

During the three months ended March 31, 2015, sales and repayments of portfolio investments were primarily due to $11.0 million of cash we received from principal payments on our portfolio investments, cash collections of $18.3 million from the sale of our portfolio investments, including $7.2 million of cash collection from an investment we sold in December 2014. These cash receipts were offset by $24.6 million of cash we used to purchase portfolio investments.

Cash from net investment income for the three months ended March 31, 2015, was $0.7 million greater than the corresponding quarter in 2014 due to greater investment income collected from 35% increase in average investments, at fair value, partially offset by greater interest paid as a result of higher average outstanding borrowings.

Net borrowings of $5.3 million for the three months ended March 31, 2015 was primarily attributable to $13.3 million of draws from our SBA debentures (net of the fees), offset by $8.3 million of net repayments on the WM Credit Facility.

SBA Debentures

As a result of the SBIC Acquisitions, SBIC I LP became our wholly-owned subsidiary effective December 4, 2013. SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to OFS Capital, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate is fixed at the first pooling date after issuance, which is March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of March 31, 2016, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA. The SBA debentures do not amortize and are due in full at maturity between September 2022 and September 2025.

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

On a stand-alone basis, SBIC I LP held approximately $249.6 million and $229.1 million in assets at March 31, 2016 and March 31, 2015, respectively, which accounted for approximately 85% and 66% of our total consolidated assets at March 31, 2016 and March 31, 2015, respectively.

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

PWB Credit Facility

On November 5, 2015, we, as borrower, entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide OFS Capital with a $15.0 million senior secured revolving credit facility (“PWB Credit Facility”) for general corporate purposes, including investment funding. The maximum availability under the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests. The PWB Credit Facility matures on November 7, 2017. Advances under the facility will bear interest at a fixed rate per annum equal to 4.75%. We paid a $150 thousand commitment fee in connection with the closing of the PWB Credit Facility. There have been no advances under the PWB Credit Facility as of March 31, 2016.

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

WM Asset Sale and Related Transactions

On May 28, 2015, OFS Capital Corporation and OFS Capital WM entered into a Loan Portfolio Purchase Agreement with Madison, a Delaware limited liability company, pursuant to which we sold a portfolio of 20 senior secured debt investments with an aggregate principal balance of approximately $67.8 million as of May 28, 2015 to Madison. Madison is an affiliated entity of MCF Capital Management, LLC (“MCF”), which was the loan manager for OFS Capital WM prior to the WM Asset Sale under a Loan and Security Agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, each of the Lenders from time to time party thereto, and Wells Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”).

As a result of the WM Asset Sale, we received cash proceeds of approximately $67.3 million. On May 28, 2015, the total fair value of the debt investments sold, applying our March 31, 2015 fair value percentages to the principal balances of the respective investments on the sale date, was approximately $66.7 million. The determination of the fair value of our investments is subject to the good faith determination by our board of directors, which is conducted no less frequently than quarterly, pursuant to our valuation policies and accounting principles generally accepted in the United States.

On May 28, 2015, pursuant to the Loan and Security Agreement, we applied approximately $52.4 million from the sale proceeds of the WM Asset Sale to pay in full and retire OFS Capital WM’s secured revolving credit facility with the WM Credit Facility.  As a result of the termination of the WM Credit Facility, we wrote-off the remaining related unamortized deferred financing closing costs of $1.2 million on the revolving line of credit.

In connection with the WM Asset Sale, on May 28, 2015, we entered into a Loan Administration Services Agreement with Madison pursuant to which Madison will provide loan servicing and other administrative services to OFS Capital WM with respect to the remaining loan assets. In return for its loan administration services, Madison will receive a quarterly loan administration fee of 0.25% per annum based on the average daily principal balances of the loan assets for such quarter.

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

In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at March 31, 2016), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2016:

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years (2)	3-5 years	After 5 years (2)
	(Amounts in thousands)
PWB Credit Facility	$-	$-	$-	$-	$-
SBA Debentures	146,556	-	-	-	146,556
Total	$146,556	$-	$-	$-	$146,556

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The PWB Credit Facility is undrawn at March 31, 2016 and is scheduled to mature on November 7, 2017. The SBA debentures are scheduled to mature between September 2022 and 2025.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

Commitments and Contingencies

We had $5.3 million and $3.8 million of total unfunded commitments to four and three portfolio companies at March 31, 2016 and December 31, 2015, respectively. See “Item 1– Unaudited Financial Statements - Note 8.”

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

The following table summarizes our distributions declared and paid on all shares since inception to date:

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Total Amount
Fiscal 2016
March 7, 2016	March 17, 2016	March 31, 2016	$0.34	$3,295

Fiscal 2015
November 2, 2015	December 17, 2015	December 31, 2015	$0.34	$3,295
August 6, 2015	September 16, 2015	September 30, 2015	0.34	3,289
May 4, 2015	June 16, 2015	June 30, 2015	0.34	3,286
March 4, 2015	March 17, 2015	March 31, 2015	0.34	3,281

Fiscal 2014
November 4, 2014	December 17, 2014	December 31, 2014	$0.34	$3,278
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,276
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,275
January 21, 2014	January 31, 2014	February 14, 2014	0.34	3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)	Represents the dividend declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after the IPO in November 2012, would have been $0.34 per share.
(2)	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of the distributions paid during fiscal 2016 were determined as of March 31, 2016, we estimate that approximately $0.04 would represent a return of capital. The return of capital portion of each distribution paid during the years ended December 31, 2015, 2014, and 2013 (which includes the distribution declared on November 26, 2012) was $0.23, $0.72, and $0.40, respectively.

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

Distributions in excess of our current and accumulated earnings and profits are reported as return of capital; the tax treatment to the shareholder will depend on a variety of factors including the shareholder’s tax basis in our shares. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For dividends and distributions paid during the three months ended March 31, 2016, out of the approximately $3.3 million distribution, approximately 89% represented ordinary income and 11% represented a return of capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, 61% of our debt investments bore interest at floating interest rates and 39% of our debt investments bore fixed interest rates. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. Substantially all of the debt investments bearing floating interest rates in our portfolio as of March 31, 2016 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.

Our current long-term debt bears interest at a fixed rate. We expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

	Interest	Interest	Net increase
Basis point increase(1)	income	expense	(decrease)
	(Amounts in thousands)
50	$124	$-	$124
100	638	-	638
150	1,260	-	1,260
200	1,939	-	1,939
250	2,617	-	2,617

(1)	A decline in interest rates would not have a material impact on our net investment income.

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

Item 4. Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, under the supervision and with the participation of our management, conducted an evaluation of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting related the reconciliation of the components of distributions in the statement of changes in net assets and net assets within the balance sheet, as disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1–Unaudited Financial Statements–Note 2, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective. To address this material weakness, we have taken steps to address the underlying causes of the material weakness as described further in “—Remediation Efforts.” Accordingly, we believe that the consolidated financial statements included in this quarterly report on Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation Efforts

We are currently in the process of remediating the material weakness in our internal control over financial reporting as described above and are taking the necessary steps that we believe will address the underlying causes of the material weakness. We have completed the development and formal documentation of our policies and procedures relating to our internal control over financial reporting, but we have not completed the testing of these formalized controls. The identified material weakness in internal control will not be considered fully remediated until sufficient time has elapsed to provide evidence that the new controls have been implemented and are operating effectively. We implemented the following remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting:

•	Our account reconciliation process for components of net assets and distributions was enhanced (1) to ensure the proper reclassification entries are recorded to account for the tax character of, and basis differences between tax and GAAP and (2) to ensure the beginning of the quarter and normal, recurring elements of changes in net assets appropriate to the account, equal the reconciled balance at the end of the quarter for components of net assets and distributions.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2016. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2016, we issued 1,154 shares of common stock to shareholders in connection with our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $15 thousand.

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

Dated: May 6, 2016	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
11.1	Computation of Per Share Earnings for OFS Capital Corporation (included in the notes to the financial statements contained in this report)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

