Form 10-Q
period 2016-06-30
OFS Capital Corp
filed 2016-08-08
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00813

OFS CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-1339639
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 2, 2016 was 9,694,322.

OFS CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $154,289 and $175,529, respectively)	$152,800	$177,290
Affiliate investments (amortized cost of $67,568 and $63,113, respectively)	70,068	66,393
Control investment (amortized cost of $24,994 and $13,613, respectively)	25,963	13,613
Total investments at fair value (amortized cost of $246,851 and $252,255 respectively)	248,831	257,296
Cash and cash equivalents	44,588	32,714
Interest receivable	856	789
Prepaid expenses and other assets	4,102	3,877
Total assets	$298,377	$294,676

Liabilities
SBA debentures (net of deferred debt issuance costs of $3,229 and $3,420, respectively)	$146,651	$146,460
Interest payable	1,591	1,548
Management and incentive fees payable	1,946	2,238
Administration fee payable	380	488
Payable for investment purchased	3,465	-
Accrued professional fees	439	433
Other liabilities	825	497
Total liabilities	155,297	151,664

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	$-	$-
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,694,322 and 9,691,170 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	97	97
Paid-in capital in excess of par	134,522	134,446
Accumulated undistributed net investment income	5,160	4,612
Accumulated undistributed net realized gain (loss)	1,321	(1,184)
Net unrealized appreciation on investments	1,980	5,041
Total net assets	143,080	143,012

Total liabilities and net assets	$298,377	$294,676

Number of shares outstanding	9,694,322	9,691,170
Net asset value per share	$14.76	$14.76

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Investment income
Interest income
Non-control/non-affiliate investments	$4,431	$6,117	$9,167	$11,932
Affiliate investments	1,671	1,411	3,357	2,754
Control investment	490	-	831	-
Total interest income	6,592	7,528	13,355	14,686
Dividend income
Non-control/non-affiliate investments	134	68	162	148
Affiliate investments	294	362	823	610
Control investments	111	-	111	-
Total dividend income	539	430	1,096	758
Fee income
Non-control/non-affiliate investments	517	33	995	138
Affiliate investments	7	91	39	121
Control investments	28	-	41	-
Total fee income	552	124	1,075	259

Total investment income	7,683	8,082	15,526	15,703

Expenses
Interest expense	1,308	2,684	2,616	4,461
Management fees	1,089	1,426	2,204	2,981
Incentive fee	857	231	1,590	606
Professional fees	303	280	617	595
Administration fee	326	326	754	867
General and administrative expenses	343	383	633	692

Total expenses	4,226	5,330	8,414	10,202

Net investment income	3,457	2,752	7,112	5,501

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments (2015 revised - Note 2)	-	(125)	2,566	(35)
Net realized gain on affiliate investments	-	1,471	-	1,471
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments (2015 revised - Note 2)	962	2,208	(3,130)	1,855
Net change in unrealized appreciation/depreciation on affiliate investments	296	1,096	442	1,842
Net change in unrealized appreciation/depreciation on control investment	(377)	-	(373)	-

Net gain (loss) on investments	881	4,650	(495)	5,133

Net increase in net assets resulting from operations	$4,338	$7,402	$6,617	$10,634

Net investment income per common share - basic and diluted	$0.36	$0.28	$0.73	$0.57
Net increase in net assets resulting from operations per common share - basic and diluted	$0.45	$0.77	$0.68	$1.10
Distributions declared per common share	$0.34	$0.34	$0.68	$0.68
Basic and diluted weighted average shares outstanding	9,692,346	9,663,081	9,691,764	9,657,058

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Increase in net assets resulting from operations:
Net investment income	$7,112	$5,501
Net realized gain on investments (2015 revised - Note 2)	2,566	1,436
Net change in unrealized appreciation/depreciation on investments (2015 revised - Note 2)	(3,061)	3,697
Net increase in net assets resulting from operations	6,617	10,634
Distributions to shareholders from:
Accumulated net investment income (2015 revised - Note 2)	(6,590)	(6,567)
Accumulated net realized gain (2015 revised - Note 2)	-	-
Total distributions to shareholders	(6,590)	(6,567)
Common stock transactions:
Reinvestment of shareholder distributions	41	302
Net increase in net assets resulting from capital transactions	41	302
Net increase (decrease) in net assets	68	4,369
Net assets:
Beginning of period	$143,012	$137,471
End of period	$143,080	$141,840
Accumulated undistributed net investment income (2015 revised - Note 2)	$5,160	$1,110
Common stock activity:
Shares issued from reinvestment of shareholder distributions	3,152	24,940
Shares issued and outstanding at beginning of period	9,691,170	9,650,834
Shares issued and outstanding at end of period	9,694,322	9,675,774

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2016	2015

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$6,617	$10,634
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized gain on investments(1)	(2,566)	(1,436)
Net change in unrealized appreciation/depreciation on investments(1)	3,061	(3,697)
Amortization of discounts and premiums, net	(509)	(602)
Amortization of deferred loan amendment and other fee revenue	(322)	(418)
Proceeds from collection of deferred loan fee revenue	71	36
Payment-in-kind interest and dividend income	(1,193)	(1,229)
Amortization and write-off of deferred debt issuance costs	241	1,908
Amortization of intangible asset	98	98
Purchase and origination of portfolio investments	(20,290)	(45,886)
Proceeds from principal payments on portfolio investments	31,558	31,237
Proceeds from sale or redemption of portfolio investments	2,115	89,072
Proceeds from distribution received from portfolio company	-	51
Changes in operating assets and liabilities:
Interest payable	43	(36)
Management and incentive fees payable	(291)	278
Administration fee payable	(108)	53
Other assets and liabilities	(102)	(98)
Net cash provided by operating activities	18,423	79,965

Cash Flows From Financing Activities
Distributions paid to shareholders	(6,549)	(6,265)
Borrowings under revolving line of credit	-	1,217
Repayments under revolving line of credit	-	(73,829)
Draw down on SBA debentures	-	22,585
Payment of debt issuance costs	-	(548)
Payment of common stock offering costs	-	(4)
Net cash used in financing activities	(6,549)	(56,844)

Net increase in cash and cash equivalents	11,874	23,121

Cash and cash equivalents — beginning of period	32,714	12,447

Cash and cash equivalents — end of period	$44,588	$35,568

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,331	$2,588
Reinvestment of shareholder distributions	$41	$302

(1)	2015 revised for a revision to the 2015 consolidated statement of operations. The revision had no impact on Net cash provided by operating activities for the six months ended June 30, 2015. See Note 2 for more details.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2016

(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments
Accurate Group Holdings, Inc. (3)	Offices of Real Estate Appraisers
Subordinated Loan		13.00%	N/A	8/23/18	$10,000	$10,042	$9,996		7.0%

AssuredPartners, Inc	Insurance Agencies and Brokerages
Senior Secured Term Loan		10.00%	(L +9.00%)	10/20/23	5,000	4,844	4,902		3.4

Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan		10.25%	(L +9.00%)	12/26/20	3,500	3,465	3,465		2.4

BCC Software, LLC (3)	Custom Computer Programming Services
Senior Secured Term Loan		9.00%	(L +8.00%)	6/20/19	6,383	6,325	6,333		4.4
Senior Secured Revolver (8)		N/A	(L +8.00%)	6/20/19	-	(10)	(8	)(2)	-
					6,383	6,315	6,325		4.4
Community Intervention Services, Inc. (3)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (5)(8)(9)		10.0% cash / 3.0% PIK	N/A	1/16/21	6,723	6,663	5,707		4.0

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Term Loan		10.25%	(L +9.00%)	5/8/19	4,000	3,970	3,794		2.7

C7 Data Centers, Inc. (3)	Other Computer Related Services
Senior Secured Term Loan (7)		12.51%	(L +8.50%)	6/22/20	13,850	13,777	13,659		9.5

Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Term Loan		6.25%	(L +5.00%)	8/27/18	4,212	4,208	4,188		2.9

Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Term Loan A		5.50%	(L +4.50%)	2/7/18	2,090	2,087	2,065		1.4

Intelli-Mark Technologies, Inc.(3)	Other Travel Arrangement and Reservation Services
Senior Secured Term Loan (9)		13.00%	N/A	11/23/20	8,750	8,673	8,856		6.2
Common Equity (2,553,089 shares) (8)						1,500	1,671		1.2
					8,750	10,173	10,527		7.4
Intrafusion Holding Corp. (3) (6)	Other Outpatient Care Centers
Senior Secured Term Loan B		13.22%	(P +5.75%)	9/25/20	14,250	14,201	14,259		10.0

Jobson Healthcare Information, LLC (3)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan (9)		10.13% cash / 2.795% PIK	(L +10.925%)	7/21/19	14,577	14,338	14,216		9.9
Warrants (1,056,428 member units (8)						454	316		0.2
					14,577	14,792	14,532		10.1
Maverick Healthcare Equity, LLC (3)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (8)						900	1,486		1.0
Class A Common Equity (1,250,000 units) (8)						-	314		0.2
						900	1,800		1.2
My Alarm Center, LLC (3)	Security Systems Services (except Locksmiths)
Senior Secured Term Loan		12.00%	(L +11.00%)	7/9/19	5,000	5,000	4,945		3.5
Class A Preferred Equity (100 units) (8)						203	213		0.1
					5,000	5,203	5,158		3.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

June 30, 2016

(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments - Continued
MYI Acquiror Limited (4)	Insurance Agencies and Brokerages
Senior Secured Term Loan A		5.75%	(L +4.50%)	5/28/19	4,801	4,798	4,725	3.3

NHR Holdings, LLC	Other Telecommunications
Senior Secured Term Loan A		5.50%	(L +4.25%)	11/30/18	1,496	1,487	1,475	1.0
Senior Secured Term Loan B		5.50%	(L +4.25%)	11/30/18	1,516	1,507	1,495	1.0
					3,012	2,994	2,970	2.0
NVA Holdings, Inc.	Veterinary Services
Senior Secured Term Loan		8.00%	(L +7.00%)	8/14/22	650	650	650	0.5

Phoenix Brands LLC (5)	Soap and Other Detergent Manufacturing
Senior Secured DIP Revolver		11.25%	(P +7.75%)	9/14/16	1,030	946	928	0.6

Planet Fitness Midwest LLC (3)	Fitness and Recreational Sports Centers
Senior Secured Term Loan		13.00%	N/A	12/16/21	5,000	4,950	4,950	3.5

Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Other Information Services
Senior Secured Term Loan		6.75% cash / 1.0% PIK	(L +6.50%)	8/27/17	2,530	2,522	2,414	1.7

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Term Loan		8.25%	(L +7.25%)	10/3/22	2,000	1,996	1,849	1.3

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		12.14%	(L +11.50%)	7/24/19	3,345	3,287	3,348	2.3

smarTours, LLC (3)	Tour Operators
Senior Secured Loan		9.25%	N/A	10/11/18	2,439	2,415	2,439	1.8
Preferred Equity A (500,000 units) (12)						439	814	0.6
					2,439	2,854	3,253	2.4
Southern Technical Institute, LLC (3)	Colleges, Universities, and Professional Schools
Subordinated Loan		9.0% cash / 4.0% PIK	(L +12.00%)	12/2/20	3,364	3,352	3,163	2.3
1,764,720 Class SP-1 Units in Southern Technical Holdings, LLC, 15.75% PIK (12)						1,789	1,639	1.1
Class A Warrants (2,174,905 units) (12)						46	91	0.1
					3,364	5,187	4,893	3.5
Stancor, L.P. (3)	Pump and Pumping Equipment Manufacturing
Senior Secured Term Loan		8.75%	(L +8.00%)	8/19/19	11,536	11,473	11,300	7.9
1,250,000 Class A Units in SCT Holdings, LLC, 8% PIK (12)						1,445	1,167	0.8
					11,536	12,918	12,467	8.7
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Term Loan		8.75%	(L +7.75%)	11/8/21	4,000	3,867	3,618	2.5

United Biologics Holdings, LLC (3)	Medical Laboratories
Subordinated Loan		12.0% cash / 2.0% PIK	N/A	3/5/17	4,145	4,128	3,865	2.7
Class A-1 Units (2,686 units) and Kicker Units (2,015 units) (12)						9	14	-
Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units) (12)						8	12	-
Class A-2 Kicker Units (144,297 units) (12)						-	-	-
Class A Warrants (10,160 units) (12)						67	5	-
Class B Warrants (15,238 units) (12)						7	8	-
					4,145	4,219	3,904	2.7
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Term Loan		6.50%	(L +5.25%)	11/30/17	2,475	2,461	2,454	1.7

Total Non-control/Non-affiliate Investments					148,662	154,289	152,800	106.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

June 30, 2016

(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets

Affiliate Investments
All Metals Holding, LLC (3)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Term Loan		11.00%	N/A	3/31/21	12,067	11,609	12,247	8.6
Subordinated Loan		14.0% PIK	N/A	11/15/16	1,191	1,135	1,657	1.2
Performance Fee						79	86	0.1
Common Equity (166,049 member units) (12)						370	568	0.4
					13,258	13,193	14,558	10.3
Contract Datascan Holdings, Inc. (3)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/21	8,000	7,978	7,839	5.5
Preferred Equity A (3,061 shares, 10% PIK) (12)						3,552	3,742	2.6
Common Equity (11,273 shares) (12)						104	599	0.4
					8,000	11,634	12,180	8.5
Master Cutlery, LLC (3)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/20	4,753	4,731	4,695	3.3
3,723 Preferred Equity A units in MC Parent, LLC, 5% cash, 3% PIK (12)						3,807	1,902	1.3
15,564 Common Equity units in MC Parent, LLC (12)						-	-	-
					4,753	8,538	6,597	4.6
NeoSystems Corp. (3)	Other Accounting Services
Subordinated Loan		10.50% cash / 1.25% PIK	N/A	8/13/19	4,662	4,634	4,665	3.3
Convertible Preferred Stock (521,962 shares, 10% PIK) (12)						1,196	1,507	1.1
					4,662	5,830	6,172	4.4
Pfanstiehl Holdings, Inc. (3)	Pharmaceutical Preparation Manufacturing
Subordinated Loan (9)		10.50%	N/A	9/29/21	3,788	3,841	3,841	2.7
Class A Common Equity (400 shares)						217	4,040	2.8
					3,788	4,058	7,881	5.5
Strategic Pharma Solutions, Inc. (3)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan		11.00%	(L +10.00%)	12/18/20	8,937	8,857	8,942	6.2
1,191 Class A Units in Strategic Pharma Solutions Holdings, LLC, 6% PIK (12)						1,858	1,994	1.4
					8,937	10,715	10,936	7.6
TRS Services, LLC (3)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Term Loan		9.75% cash / 1.5% PIK	(L +10.25%)	12/10/19	9,789	9,733	9,550	6.7
3,000,000 Class A Units in IGT Holdings, LLC, 11% PIK (12)						2,974	1,859	1.3
329,266 Class AA Units in IGT Holdings, LLC, 15% PIK (12)						321	335	0.2
3,000,000 Common Units in IGT Holdings, LLC (12)						572	-	-
					9,789	13,600	11,744	8.2

Total Affiliate Investments					53,187	67,568	70,068	49.1

Control Investment
Malabar International (3)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		11.25% cash / 2.0% PIK	N/A	11/13/21	7,539	7,567	7,567	5.3
Preferred Stock (1,644 shares, 6% cash)						4,283	5,067	3.5
					7,539	11,850	12,634	8.8
Mirage Trailers LLC (3)	Travel Trailer and Camper Manufacturing
Senior Secured Term Loan		12.50%	(L +11.50%)	11/25/20	10,165	10,075	10,175	7.1
554 common equity shares in MTE Holding Corp.						3,069	3,154	2.2
					10,165	13,144	13,329	9.3

Total Control Investment					17,704	24,994	25,963	18.1

Total Investments					$219,553	$246,851	$248,831	173.9%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited) - Continued

June 30, 2016

(Dollar amounts in thousands)

(1)	The majority of investments bear interest at a variable rate that is indexed to the London Interbank Offered Rate ("LIBOR") (L) or Prime (P), and is reset monthly or quarterly. Substantially all of the Company's LIBOR referenced investments are subject to an interest rate floor. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at June 30, 2016. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Investments held by SBIC I LP. All other investments pledged as collateral under the PWB Credit Facility.
(4)	Indicates investments that the Company deems non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended ("1940 Act"). Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of June 30, 2016, 98.4 % of the Company's assets were qualifying assets.
(5)	Non-accrual loan.
(6)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Intrafusion Holding Corp., the reported interest rate of 13.22% at June 30, 2016 includes interest of 3.97% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(7)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to C7 Data Centers, Inc., the reported interest rate of 12.51% at June 30, 2016 includes interest of 3.01% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(8)	Non-income producing.
(9)	The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additonal securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements as of June 30, 2016:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 3.00%	13.00 % or 10.00%	3.00%
Intelli-Mark Technologies, Inc.	Senior Secured Term Loan	0% or 2.00%	13.00 % or 11.50%	2.00%
Jobson Healthcare Information, LLC	Senior Secured Term Loan	0% or 2.795%	10.13% or 12.925%	2.795%
United Biologics Holdings, LLC	Subordinated Loan	0% or 2.00%	14.00% or 12.00%	2.00%

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value		Percent of Net Assets

Non-control/Non-affiliate Investments
Accurate Group Holdings, Inc. (3)	Offices of Real Estate Appraisers
Subordinated Loan		12.50%	N/A	8/23/18	$10,000	$10,050	$9,940		7.0%

A.C.T. Lighting, Inc. (3)	Electrical Apparatus and Equipment, Wiring Supplies, and Related
Subordinated Loan		12.00% cash / 2.0% PIK	N/A	7/24/19	3,574	3,558	3,559		2.5

All Metals Holding, LLC (3)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Term Loan		10.50%	N/A	12/30/19	9,900	9,765	9,697		6.8
Common Equity (69,464 member units) (9)						69	259		0.2
					9,900	9,834	9,956		7.0
AssuredPartners, Inc. (3)	Insurance Agencies and Brokerages
Senior Secured Term Loan		10.00%	(L +9.00%)	10/22/23	3,000	2,883	2,894		2.0

B+B SmartWorx Inc. (f/k/a B&B Electronics Manufacturing Company)	Communications Equipment Manufacturing
Senior Secured Term Loan A		6.50%	(L +5.00%)	3/31/16	2,257	2,257	2,257		1.6

BCC Software, LLC (3)	Custom Computer Programming Services
Senior Secured Term Loan		9.00%	(L +8.00%)	6/20/19	6,573	6,504	6,355		4.4
Senior Secured Revolver (9)		N/A	(L +8.00%)	6/20/19	-	(11)	(36	)(2)	-
					6,573	6,493	6,319		4.4
Community Intervention Services, Inc. (f/k/a South Bay Mental Health Center, Inc.) (3)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (10)		10.0% cash / 3.0% PIK	N/A	1/16/21	6,672	6,610	6,456		4.5

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Term Loan		10.25%	(L +9.00%)	5/8/19	4,000	3,965	3,893		2.7

C7 Data Centers, Inc. (3)(7)	Other Computer Related Services
Senior Secured Term Loan		13.25%	(L +8.50%)	6/22/20	11,850	11,828	11,508		8.0

Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Term Loan		6.00%	(L +4.75%)	8/27/16	4,551	4,534	4,506		3.2

HealthFusion, Inc. (3)(8)	Software Publishers
Senior Secured Loan		13.00%	N/A	10/7/18	4,750	4,711	4,893		3.4
Common Stock Warrants (2,007,360 shares) (9)						-	2,560		1.8
					4,750	4,711	7,453		5.2
Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Term Loan A		5.50%	(L +4.50%)	2/7/18	2,248	2,242	2,180		1.5

Intelli-Mark Technologies, Inc.(3)	Other Travel Arrangement and Reservation Services
Senior Secured Term Loan (9)		13.00%	N/A	11/23/20	8,750	8,664	8,664		6.1
Common Equity (2,553,089 shares) (9)						1,500	1,500		1.0
					8,750	10,164	10,164		7.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2015

(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets

Non-control/Non-affiliate Investments - Continued
Intrafusion Holding Corp. (3) (6)	Other Outpatient Care Centers
Senior Secured Term Loan B		12.84%	(P +5.75%)	9/25/20	14,250	14,196	14,059	9.8

Jobson Healthcare Information, LLC (3)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan (10)		10.13% cash / 2.795% PIK	(L +10.925%)	7/21/19	14,741	14,456	14,128	9.9
Warrants (1,056,428 member units) (9)						454	320	0.2
					14,741	14,910	14,448	10.1
Maverick Healthcare Equity, LLC (3)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (9)						900	1,694	1.2
Class A Common Equity (1,250,000 units) (9)						-	257	0.2
					-	900	1,951	1.4
My Alarm Center, LLC (3)	Security Systems Services (except Locksmiths)
Senior Secured Term Loan		12.00%	(L +11.00%)	7/9/19	5,000	5,000	5,000	3.5

MYI Acquiror Limited (4)	Insurance Agencies and Brokerages
Senior Secured Term Loan A		5.75%	(L +4.50%)	5/28/19	4,826	4,815	4,710	3.3

NHR Holdings, LLC	Other Telecommunications
Senior Secured Term Loan A		5.50%	(L +4.25%)	11/30/18	1,900	1,886	1,843	1.3
Senior Secured Term Loan B		5.50%	(L +4.25%)	11/30/18	1,926	1,912	1,868	1.3
					3,826	3,798	3,711	2.6

Phoenix Brands LLC (5)	Soap and Other Detergent Manufacturing
Senior Secured Term Loan A (9)		9.25%	(L +7.75%)	1/29/16	939	937	798	0.6

Physiotherapy Associates Holding, Inc.	Other Outpatient Care Centers
Senior Secured Term Loan		9.50%	(L +8.50%)	6/4/22	1,000	991	972	0.7

Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Other Information Services
Senior Secured Term Loan		6.75% cash / 2.0% PIK	(L +7.50%)	8/27/17	2,578	2,564	2,433	1.7

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Term Loan		8.25%	(L +7.25%)	10/3/22	2,000	1,995	1,940	1.4

Riveron Consulting, LLC (3)	Administrative Management and General Management Consulting
Subordinated Loan		13.25%	N/A	3/25/20	10,000	9,915	9,952	7.0

Sentry Centers Holdings, LLC (3)	Other Professional, Scientific, and Technical Services
Senior Secured Loan		14.00%	N/A	5/29/20	6,105	6,012	6,411	4.5

smarTours, LLC (3)	Tour Operators
Senior Secured Loan		9.25%	N/A	10/11/18	2,439	2,410	2,429	1.7
Preferred Equity A (500,000 units) (9)						439	769	0.5
					2,439	2,849	3,198	2.2
Southern Technical Institute, LLC (3)	Colleges, Universities, and Professional Schools
Subordinated Loan		10.75% cash / 2.0% PIK	(L +11.75%)	12/2/20	5,026	5,005	4,786	3.3

Stancor, L.P. (3)	Pump and Pumping Equipment Manufacturing
Senior Secured Term Loan		8.75%	(L +8.00%)	8/19/19	11,536	11,463	11,227	7.9
1,250,000 Class A Units in SCT Holdings, LLC, 8% PIK (9)						1,390	1,525	1.1
					11,536	12,853	12,752	9.0
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Term Loan		8.75%	(L +7.75%)	11/6/21	3,000	2,971	2,892	2.0

United Biologics Holdings, LLC (3)	Medical Laboratories
Subordinated Loan (10)		12.0% cash / 2.0% PIK	N/A	3/5/17	4,104	4,074	3,677	2.6
Class A-1 Units (2,686 units) and Kicker Units (2,015 units) (9)						9	-	-
Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units) (9)						8	-	-
Class A Warrants (10,160 units) (9)						67	-	-
Class B Warrants (15,238 units) (9)						7	-	-
					4,104	4,165	3,677	2.6
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Term Loan		6.50%	(L +5.25%)	11/30/17	2,543	2,524	2,515	1.8

Total Non-control/Non-affiliate Investments					172,038	175,529	177,290	124.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2015

(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets

Affiliate Investments
Contract Datascan Holdings, Inc. (3)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/21	5,350	5,325	5,236	3.7
Preferred Equity A (2,463 shares, 10% PIK) (9)						2,712	2,772	1.9
Common Equity (9,069 shares) (9)						-	444	0.3
					5,350	8,037	8,452	5.9
Malabar International (3)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		12.5% cash / 2.5% PIK	N/A	5/21/17	7,450	7,487	7,496	5.2
Preferred Stock (1,644 shares, 6% cash)						4,283	5,316	3.7
					7,450	11,770	12,812	8.9
Master Cutlery, LLC (3)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/20	4,777	4,752	4,705	3.3
3,723 Preferred Equity A units in MC Parent, LLC, 5% cash, 3% PIK (9)					-	3,647	3,015	2.1
15,564 Common Equity units in MC Parent, LLC (9)					-	-	167	0.1
					4,777	8,399	7,887	5.5
NeoSystems Corp. (3)	Other Accounting Services
Subordinated Loan		10.5% cash / 1.25% PIK	N/A	8/13/19	4,632	4,600	4,619	3.2
Convertible Preferred Stock (521,962 shares, 10% PIK) (9)						1,138	2,481	1.7
					4,632	5,738	7,100	4.9
Pfanstiehl Holdings, Inc. (3)	Pharmaceutical Preparation Manufacturing
Subordinated Loan (10)		13.50%	N/A	9/29/18	3,788	3,851	3,814	2.7
Class A Common Equity (400 shares)						217	1,884	1.3
					3,788	4,068	5,698	4.0
Strategic Pharma Solutions, Inc. (3)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan		11.00%	(L +10.00%)	12/18/20	8,937	8,848	8,848	6.2
1,191 Class A Units in Strategic Pharma Solutions Holdings, LLC, 6% PIK (9)						1,804	1,804	1.3
					8,937	10,652	10,652	7.5
TRS Services, LLC (3)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Term Loan		10.25%	(L +9.25%)	12/10/19	10,410	10,339	10,277	7.2
Delayed Draw Senior Secured Term Loan		10.25%	(L +9.25%)	12/10/19	741	739	732	0.5
3,000,000 Class A Units in IGT Holdings, LLC, 11% PIK (9)						2,799	2,757	1.9
3,000,000 Common Units in IGT Holdings, LLC (9)						572	26	-
					11,151	14,449	13,792	9.6
Total Affiliate Investments					46,085	63,113	66,393	46.3

Control Investment
Mirage Trailers LLC (3)	Travel Trailer and Camper Manufacturing
Senior Secured Term Loan		12.50%	(L +11.50%)	11/25/20	10,648	10,544	10,544	7.4
554 common equity shares in MTE Holding Corp.) (9)						3,069	3,069	2.0
					10,648	13,613	13,613	9.4
Total Control Investment					10,648	13,613	13,613	9.4

Total Investments					$228,771	$252,255	$257,296	179.9%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued

December 31, 2015

(Dollar amounts in thousands)

(1)	The majority of investments bear interest at a variable rate that is indexed to the London Interbank Offered Rate ("LIBOR") (L) or Prime (P), and is reset monthly or quarterly. All of the Company's LIBOR referenced investments are subject to an interest rate floor. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2015. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(2)	The negative fair value is the result of the unfunded commitment being valued below par.
(3)	Investments held by SBIC I LP. All other investments pledged as collateral under the PWB Credit Facility.
(4)	Indicates investments that the Company deems non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended ("1940 Act"). Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 96.3 % of the Company's assets were qualifying assets.
(5)	Non-accrual loan.
(6)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan B, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to Intrafusion Holding Corp., the reported interest rate of 12.84% at December 31, 2015 includes interest of 3.59% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(7)	SBIC I LP has entered into a contractual arrangement whereby, subject to certain conditions being satisfied, it has agreed, with respect to the Senior Secured Tem Loan, to receive its payment after the repayment of certain lenders pursuant to a payment waterfall. With respect to C7 Data Centers, Inc., the reported interest rate of 13.25% at December 31, 2015 includes interest of 3.75% per annum as specified under the contractual arrangement SBIC I LP entered into with the co-lenders in connection with the credit agreement.
(8)	In January 2016, HealthFusion, Inc. was purchased, at which time the Common Stock Warrants were redeemed and the Senior Secured Loan was repaid at par. In connection with the loan repayment, the Company received a prepayment penalty of $143. The Common Stock Warrants were redeemed for total consideration of $2,385, which included a cash payment of $2,115 and an additional amount held in escrow valued at $270 to be released 50% in one year and the remaining amount in approximately two years. In addition, the Company could receive an earnout payment of up to approximately $230 to $460 in 2017.
(9)	Non-income producing.
(10)	The interest rate includes a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements as of December 31, 2015.

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 3.00%	13.00 % or 10.00%	3.00%
Intelli-Mark Technologies, Inc.	Senior Secured Term Loan	0% or 2.00%	13.00 % or 11.50%	2.00%
Jobson Healthcare Information, LLC	Senior Secured Term Loan	0% or 2.795%	10.13% or 12.925%	2.795%
Pfanstiehl Holdings, Inc	Subordinated Loan	0% or 1.50%	13.50% or 12.00%	1.50%
United Biologics Holdings, LLC	Subordinated Loan	0% or 2.00%	14.00% or 12.00%	2.00%

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

Note 1. Organization

OFS Capital Corporation (the “Company”), a Delaware corporation, is as an externally managed, closed-end, non-diversified management investment company. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s strategic investment focus is primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies in the United States. OFS Capital Management, LLC (“OFS Advisor”) manages the day-to-day operations of, and provides investment advisory services to, the Company.

The Company may make investments directly or through OFS SBIC I, LP (“SBIC I LP”), its investment company subsidiary licensed under the Small Business Administration’s (“SBA”) Small Business Investment Company program (the “SBIC Program”). The SBIC Program is designed to stimulate the flow of capital into eligible businesses. SBIC I LP is subject to SBA regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the Small Business Investment Act of 1958 (“SBIC Act”), limitations on the financing terms of investments, and capitalization thresholds that may limit distributions to the Company; and is subject to periodic audits and examinations of its financial statements.

Note 2. Correction of Error

In the fourth quarter of 2015, the Company discovered and corrected errors impacting the classification of certain components of consolidated net assets as of December 31, 2014 and 2013, and distributions reported on the consolidated statement of changes in net assets for the year ended December 31, 2014. These reclassifications had no effect on total net assets or net asset value per share. The purpose of the reclassifications was to properly report the tax character of, and basis differences between tax and accounting principles generally accepted in the United States of America (“GAAP”) in (i) accumulated shareholder distributions, (ii) accumulated undistributed net investment income, (iii) accumulated net realized gains/losses, and (iv) net unrealized appreciation (depreciation) on investments. Accordingly, the Company has revised its December 31, 2014 consolidated balance sheet and statement of changes in net assets for the years ended December 31, 2014, 2013, and for each interim period within the year ended December 31, 2015. The effect of the reclassifications to the consolidated statement of net assets as of June 30, 2015, the consolidated statement of changes in net assets for the six months ended June 30, 2015, and the consolidated statement of operations for the three and six months ended June 30, 2015 were as follows:

Summary of revisions to the Statement of Net Assets

	As Previously Reported		Revised
	June 30, 2015	Revisions	June 30, 2015
Net Assets
Preferred stock	$-	$-	$-
Common stock	97	-	97
Paid-in capital in excess of par	143,683	(6,967)	136,716
Accumulated undistributed (distributions in excess of) net investment income	(8,859)	9,969	1,110
Accumulated undistributed net realized gain (loss)	3,454	(1,894)	1,560
Net unrealized appreciation (appreciation) on investments	3,465	(1,108)	2,357
Total net assets	$141,840	$-	$141,840

Summary of revisions to the Statement of Changes in Net Assets (affected components)

	As Previously Reported		Revised
	Six Months Ended		Six Months Ended
	June 30, 2015	Revisions	June 30, 2015
Distributions to shareholders from:
Accumulated net investment income	$(6,516)	$(51)	$(6,567)
Accumulated net realized gains	(51)	51	-
Total distributions to shareholders	$(6,567)	$-	$(6,567)

Net assets:
Beginning of period	$137,471	$-	$137,471
End of period	$141,840	$-	$141,840
Accumulated undistributed (distributions in excess of) net investment income	$(8,859)	$9,969	$1,110

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

Summary of revisions to Statement of Operations (affected components)

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

Note 3. Summary of Significant Accounting Policies

Basis of presentation: The Company prepares its consolidated financial statements in accordance with GAAP, including Accounting Standards Codification Topic 946, Financial Services–Investment Companies, and the requirements for reporting on Form 10-Q, the 1940 Act, and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Principles of consolidation: The Company consolidates majority-owned investment company subsidiaries. The Company does not own any controlled operating company whose business consists of providing services to the Company, which would require consolidation. All intercompany balances and transactions are eliminated upon consolidation.

Fair value of financial instruments: The Company applies fair value to substantially all of its financial instruments. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by a variety of factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the entirety of the Company’s investments.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

Additionally, the Company adopted the North American Industry Classification System in the first quarter of 2016 for the purpose of industry classification of the Company's investments on the accompanying schedule of investments. The December 31, 2015 schedule of investments has been conformed to the June 30, 2016 presentation.

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

Off-Balance sheet risk - Some of the Company’s financial instruments contain off-balance sheet risk. Generally, these financial instruments represent future commitments to purchase other financial instruments at specific terms at specific future dates. See Note 8 for further details.

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

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities at the time of acquisition of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents was $33,460 and $32,612 held in a US Bank Money Market Deposit Account as of June 30, 2016, and December 31, 2015, respectively.

Revenue recognition:

Interest Income: Interest income is recorded on an accrual basis. Recognized interest income, if payable monthly or quarterly, is reported as interest receivable until collected. Recognized interest income due at maturity or at another stipulated date (“PIK interest”) is recorded as an adjustment to the amortized cost basis of the investment. The Company accrues interest income until events occur that place a loan into a non-accrual status (see below). Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “net loan origination fees”) are capitalized, and the Company accretes or amortizes such amounts as an adjustment to interest income over the life of the respective debt investment using a method that approximates the effective interest method. Unamortized OID is recorded as an adjustment to the amortized cost of the investment and unamortized loan amendment fees are reported as deferred loan fee revenue. When the Company receives a loan principal payment, the unamortized OID related to the paid principal is accelerated and recognized in interest income. All other interest income is recognized as contractually earned. Further, in connection with the Company’s debt investments, the Company may receive warrants or similar equity-related securities (“Warrants”). The Company determines the cost basis of Warrants based upon their fair values on the date of receipt relative to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income as described above.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

Unamortized net loan origination fees on debt investments were $2,565 and $1,885 as of June 30, 2016, and December 31, 2015, respectively. The following table summarizes interest income recognized during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest income:
Cash interest income	$5,820	$6,585	$11,909	$13,057
Net loan origination fee amortization	444	628	810	1,007
PIK interest income	265	304	557	603
Other interest income	63	11	79	19
Total interest income	$6,592	$7,528	$13,355	$14,686

Dividend Income and Distributions from Portfolio Companies: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities is accrued as earned. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Dividends payable in the form of additional preferred securities or contractually earned but not declared (“PIK dividends”) are recorded as an adjustment to the cost basis of the investment. The Company discontinues accrual of dividends on preferred equity securities when it determines that the dividend may not be collectible. The Company assesses the collectability of the preferred dividends based on factors including the fair value of the preferred equity security, the valuation of the portfolio company’s enterprise value, and proceeds expected to be received over the life of the investment. The Company may receive cash distributions from portfolio companies that are taxed as flow-through entities. Each distribution is evaluated to determine whether it should be recorded as income or as a return of capital. Distributions classified as a return of capital are recorded as reductions in the cost basis of the investments. The following table summarizes dividend income recognized during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Preferred equity dividends:
Cash dividends	$115	$100	$328	$132
PIK dividends	335	330	636	626
Total preferred equity dividends	450	430	964	758
Common stock dividends	89	-	132	-
Total dividend income	$539	$430	$1,096	$758

Fee Income: The Company generates revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized when received, and fees for capital structuring services from certain portfolio companies, which are recognized upon closing of the investment. The following table summarizes fee income recognized during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fee income:
Management, valuation, and other	$60	$46	$98	$78
Prepayment and structuring fees	492	78	977	181
Total fee income	$552	$124	$1,075	$259

Net Realized and Unrealized Gain or Loss on Investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the balance sheet date are included in payable for investments purchased on the consolidated balance sheets. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of the investment. Investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net changes in unrealized appreciation/depreciation on investments in the consolidated statements of operations.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans and accounted for on a non-accrual cash method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest according to the contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of management, there is reasonable doubt about its collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has been contractually added to the principal balance prior to the designation date, is reversed against current period interest income. Interest payments subsequently received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. At June 30, 2016, two investments with an aggregate cost and fair value of $7,609 and $6,634, respectively were carried as non-accrual cash method loans. At December 31, 2015, one investment with a cost and fair value of $937 and $798, respectively, was carried as a non-accrual cash method loan.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in an amount less than that which would trigger federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such income. Excise tax liability is recognized when the Company determines its estimated current year annual taxable income exceeds estimated current year distributions.

The Company may utilize wholly-owned holding companies taxed under Subchapter C of the Code when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a BDC. These “tax blocker” entities are consolidated in the Company’s GAAP financial statements and may result in the reporting of federal income tax expense with respect to income derived from those investments. Such income, net of applicable federal income tax, is not included in the Company’s tax-basis net investment income until distributed by the holding company subsidiary, which may result in temporary differences and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses.

The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The Company recognizes accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at June 30, 2016, and December 31, 2015. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

Distributions: Distributions to common shareholders are recorded on the declaration date. The timing of distributions as well as the amount to be paid out as a distribution is determined by the Board each quarter. Distributions from net investment income and net realized gains are determined in accordance with the Code. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Distributions paid in excess of taxable net investment income and net realized gains are considered returns of capital to shareholders.

The Company has adopted a distribution reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then shareholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

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

Goodwill: On December 4, 2013, in connection with acquisition of the limited partnership interests in SBIC I LP and membership interest in SBIC I GP (the “SBIC Acquisitions”), the Company recorded goodwill of $1,077, which is included in prepaid expenses and other assets on the consolidated balance sheets. Goodwill is not subject to amortization. Goodwill is evaluated for impairment annually or more frequently if events occur or circumstances change that indicate goodwill may be impaired. There have been no goodwill impairments since the date of the SBIC Acquisitions.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

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

The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The intangible asset, net of accumulated amortization of $502 and $405, is included in prepaid expenses and other assets at June 30, 2016, and December 31, 2015, respectively.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

New Accounting Standards

The following table discusses recently issued Accounting Standards Updates (“ASU”) by the Financial Accounting Standards Board (“FASB”) adopted by the Company during 2016:

Standard	Description	Period of Adoption	Effect of Adoption on the the financial statements
Standards that were adopted
ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis	Modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities	First Quarter 2016 retrospectively	No material impact to the Company's consolidated financial statements
ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs	Changes the presentation of debt issuance costs in the financial statements where an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 did not specifically address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements	First Quarter 2016 retrospectively	Resulted in a $3,420 retrospective reduction of both net deferred financing closing costs and SBA debentures payable in the consolidated balance sheet as of December 31, 2015 and a reduction of amortization and write-off of deferred financing closing costs and corresponding increase in interest expense in the consolidated statement of operations associated with the Company's SBA debentures and the OFS Capital WM revolving line of credit for the three and six months ended June 30, 2015 of $1,361 and $1,908, respectively. Net deferred debt issuance costs of $3,229 are presented as a direct deduction from the SBA debentures payable in the consolidated balance sheet as of June 30, 2016. Amortization of deferred debt issuance costs associated with the Company’s SBA debentures was $95 and $191 for the three and six months months ended June 30, 2016 and included as interest expense in the consolidated statement of operations. There was no impact to consolidated earnings as a result of this adoption.
ASU 2015-15, Interest – Imputation of Interest: Presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements - amendments to SEC paragraphs	Response to SEC views on ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements, the SEC stated it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement	First Quarter 2016 retrospectively	Net deferred financing closing costs of $135 and $185 associated with the Company's PWB Credit Facility are presented as an asset and included in prepaid expenses and other assets in the consolidated balance sheet as of June 30, 2016 and December 31, 2015, respectively. There was no impact to consolidated earnings as a result of this adoption.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

The following table discusses recently issued ASUs by the FASB yet to be adopted by the Company:

Standard	Description	Effect of Adoption on the the financial statements
Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers	Supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle. The standard must be adopted using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures)	Annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018
ASU 2016-01, Financial Instruments – Overall	Modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value, and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820 - Fair Value Measurement, and as such these investments may be measured at cost	Annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is required to record its investments at fair value with changes in fair value recognized in net income in accordance with ASC Topic 946, Financial Services—Investment Companies. Therefore, the adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements

Note 4. OFS Capital WM

OFS Capital WM, LLC (“OFS Capital WM”), a wholly-owned investment company subsidiary of the Company, was formed in August 2010 with the limited purpose of acquiring, managing and financing senior secured loan investments to middle-market companies in the United States. On September 28, 2010, the Company became the owner of OFS Capital WM through a transaction in which it transferred eligible loans—or 100% of its participating interest in certain other loans—to OFS Capital WM in exchange for cash and a 100% equity ownership interest in OFS Capital WM. These loans were managed and serviced by MCF Capital Management, LLC (“MCF”) under a loan and security agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, and Well Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”). MCF charged a management fee of 0.25% per annum of the assigned value of the underlying portfolio investments plus an accrued fee that was deferred until termination of the Loan and Security Agreement on May 28, 2015. The Company incurred management fee expense related to this agreement of $-0- for both the three and six months ended June 30, 2016, and $150 and $288 for the three and six months ended June 30, 2015, respectively.

OFS Capital WM Asset Sale and Related Transactions

On May 28, 2015, the Company and OFS Capital WM entered into a Loan Portfolio Purchase Agreement with Madison Capital Funding LLC (“Madison”), an affiliate of MCF, pursuant to which OFS Capital WM sold a portfolio of 20 senior secured debt investments with an aggregate outstanding principal balance of $67,807 as of May 28, 2015 to Madison for cash proceeds of $67,309 (the “WM Asset Sale”). On May 28, 2015, the total fair value of the debt investments sold, applying the Company’s March 31, 2015 fair value percentages to the principal balances of the respective investments on the sale date, was approximately $66,703. The determination of the fair value of the Company’s investments is subject to the good faith determination by the Company’s Board, which is conducted no less frequently than quarterly, pursuant to the Company’s valuation policies and GAAP.

On May 28, 2015, pursuant to the Loan and Security Agreement, the Company applied $52,414 from the sale proceeds of the WM Asset Sale to pay in full and retire OFS Capital WM’s secured credit facility with Wells Fargo Bank, N.A. (“WM Credit Facility”). As a result of the termination of the WM Credit Facility, the Company wrote-off the remaining related unamortized deferred financing closing costs of $1,216 on the revolving line of credit, which was included in interest expense for the three and six months ended June 30, 2015.

On May 28, 2015, in connection with the WM Asset Sale, the Company entered into a Loan Administration Services Agreement with Madison pursuant to which Madison will provide loan servicing and other administrative services to OFS Capital WM with respect to certain of its remaining loan assets. In return for its loan administration services, Madison will receive a quarterly loan administration fee of 0.25% per annum based on the average daily principal balances of the loan assets for such quarter. The Company incurred loan administration fee expense of $13 and $26 for the three and six months ended June 30, 2016, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

Note 5. Related Party Transactions

Investment Advisory and Management Agreement: Pursuant to an Investment Advisory and Management Agreement dated November 7, 2012, OFS Advisor, under which OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. Under the terms of the Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of Orchard First Source Asset Management, LLC (“OFSAM”) and a registered investment advisor under the Investment Advisers Act of 1940, as amended.

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

The base management fee is payable quarterly in arrears and was $1,089 and $2,204, for the three and six months ended June 30, 2016, respectively and $1,276 and $2,693, for the three and six months ended June 30, 2015, respectively.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

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

The Company incurred incentive fee expense of $857 and $1,590 for the three and six months ended June 30, 2016, respectively. Incentive fees for the three and six months ended June 30, 2016, included part one incentive fees (based on net investment income) of $857 and $1,729, respectively. Part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) were $-0- and $(139) for the three and six months ended June 30, 2016, respectively which represented the reversal of the part two incentive fee accrued at December 31, 2015. The Company incurred incentive fee expense of $231 and $606 for the three and six months ended June 30, 2015, respectively, which consisted entirely of part one incentive fees.

Administration Agreement: OFS Capital Services, LLC (“OFS Services”), a wholly-owned subsidiary of OFSAM, furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an administration agreement dated November 7, 2012 (“Administration Agreement”). Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs.

Administration fee expense was $326 and $754 for the three and six months ended June 30, 2016, respectively, and $326 and $867 for the three and six months ended June 30, 2015, respectively.

Note 6. Investments

As of June 30, 2016, the Company had loans to 36 portfolio companies, totaling $219,553 in aggregate principal amount, of which 75% were senior secured loans and 25% were subordinated loans, as well as equity investments in 16 of these portfolio companies. The Company also held an equity investment in one portfolio company in which it did not hold a debt interest.

During the six months ended June 30, 2016, the Company converted $1,765 in principal of a subordinated debt investment into preferred equity units and warrants valued at $1,765 and converted $329 in principal of a senior secured debt investment into preferred equity units valued at $335. In addition, the Company amended a senior secured debt investment for which it received preferred equity units in the same portfolio company valued at $203. At June 30, 2016, investments consisted of the following:

	Principal Amount	Amortized Cost	Fair Value
Senior secured debt investments	$165,388	$163,511	$163,233
Subordinated debt investments	54,165	54,071	52,995
Equity investments	N/A	29,269	32,603
Total	$219,553	$246,851	$248,831

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

At June 30, 2016, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Amortized Cost		Fair Value
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	$10,173	4.1%	$10,527	4.2%
Security Systems Services (except Locksmiths)	5,203	2.1	5,158	2.1
Tour Operators	2,854	1.2	3,253	1.3
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	4,950	2.0	4,950	2.0
Education Services
Colleges, Universities, and Professional Schools	5,187	2.1	4,893	2.0
Finance and Insurance
Insurance Agencies and Brokerages	13,612	5.5	13,421	5.4
Health Care and Social Assistance
Medical Laboratories	4,219	1.7	3,904	1.6
Other Outpatient Care Centers	14,201	5.8	14,259	5.7
Outpatient Mental Health and Substance Abuse Centers	6,663	2.7	5,707	2.3
Information
Other Information Services	2,522	1.0	2,414	1.0
Other Telecommunications	2,994	1.2	2,970	1.2
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,208	1.7	4,188	1.7
Other Aircraft Parts and Auxiliary Equipment Manufacturing	11,850	4.8	12,634	5.1
Other Basic Inorganic Chemical Manufacturing	4,548	1.8	4,519	1.8
Packaging Machinery Manufacturing	1,996	0.8	1,849	0.7
Pharmaceutical Preparation Manufacturing	4,058	1.6	7,881	3.2
Pump and Pumping Equipment Manufacturing	12,918	5.2	12,467	5.0
Soap and Other Detergent Manufacturing	946	0.4	928	0.4
Travel Trailer and Camper Manufacturing	13,144	5.3	13,329	5.4
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	13,600	5.5	11,744	4.7
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	3,867	1.6	3,618	1.5
Custom Computer Programming Services	6,315	2.6	6,325	2.5
Other Accounting Services	5,830	2.4	6,172	2.5
Other Computer Related Services	13,777	5.6	13,659	5.5
Other Professional, Scientific, and Technical Services	32,259	13.0	32,281	12.9
Veterinary Services	650	0.3	650	0.3
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.4	1,800	0.7
Office Machinery and Equipment Rental and Leasing	11,634	4.7	12,180	4.8
Offices of Real Estate Appraisers	10,042	4.1	9,996	4.0
Wholesale Trade
Metal Service Centers and Other Metal Merchant Wholesalers	13,193	5.3	14,558	5.9
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,538	3.5	6,597	2.6
	$246,851	100.0%	$248,831	100.0%

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

As of December 31, 2015, the Company had loans to 38 portfolio companies, totaling $228,771 in aggregate principal amount, of which 71% were senior secured loans and 29% were subordinated loans, at fair value, as well as equity investments in 15 of these portfolio companies. The Company also held an equity investment in one portfolio company in which it did not hold a debt interest. At December 31, 2015, investments consisted of the following:

	Principal Amount	Amortized Cost	Fair Value
Senior secured debt investments	$163,398	$161,944	$160,437
Subordinated debt investments	65,373	65,227	64,240
Equity investments	N/A	25,084	32,619
Total	$228,771	$252,255	$257,296

At December 31, 2015, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Amortized Cost		Fair Value
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	$10,164	4.0%	$10,164	4.0%
Security Systems Services (except Locksmiths)	5,000	2.0	5,000	1.9
Tour Operators	2,849	1.1	3,198	1.2
Education Services
Colleges, Universities, and Professional Schools	5,005	2.0	4,786	1.9
Finance and Insurance
Insurance Agencies and Brokerages	11,663	4.6	11,497	4.5
Health Care and Social Assistance
Medical Laboratories	4,165	1.7	3,677	1.4
Other Outpatient Care Centers	15,187	6.0	15,031	5.8
Outpatient Mental Health and Substance Abuse Centers	6,610	2.6	6,456	2.5
Information
Other Information Services	2,564	1.0	2,433	0.9
Other Telecommunications	3,798	1.5	3,711	1.4
Software Publishers	4,711	1.9	7,453	2.9
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,534	1.8	4,506	1.8
Communications Equipment Manufacturing	2,257	0.9	2,257	0.9
Other Aircraft Parts and Auxiliary Equipment Manufacturing	11,770	4.7	12,812	4.9
Other Basic Inorganic Chemical Manufacturing	4,766	1.9	4,695	1.8
Packaging Machinery Manufacturing	1,995	0.8	1,940	0.8
Pharmaceutical Preparation Manufacturing	4,068	1.6	5,698	2.2
Pump and Pumping Equipment Manufacturing	12,853	5.1	12,752	5.0
Soap and Other Detergent Manufacturing	937	0.4	798	0.3
Travel Trailer and Camper Manufacturing	13,613	5.4	13,613	5.3
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	14,449	5.7	13,792	5.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting	9,915	3.9	9,952	3.9
Computer Systems Design and Related Services	2,971	1.2	2,892	1.1
Custom Computer Programming Services	6,493	2.6	6,319	2.5
Other Accounting Services	5,738	2.3	7,100	2.8
Other Computer Related Services	11,828	4.7	11,508	4.5
Other Professional, Scientific, and Technical Services	31,574	12.4	31,511	12.1
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.4	1,951	0.8
Office Machinery and Equipment Rental and Leasing	8,037	3.2	8,452	3.3
Offices of Real Estate Appraisers	10,050	4.0	9,940	3.9
Wholesale Trade
Electrical Apparatus and Equipment, Wiring Supplies, and Related	3,558	1.4	3,559	1.4
Metal Service Centers and Other Metal Merchant Wholesalers	9,834	3.9	9,956	3.9
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,399	3.3	7,887	3.1
	$252,255	100.0%	$257,296	100.0%

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

Note 7. Fair Value of Financial Instruments

The Company’s investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. These fair value are determined in accordance with a documented valuation policy and a consistently applied valuation process that includes a review of each investment by an independent valuation firm at least once every 12 months.

Each quarter the Company assesses whether sufficient market quotations are available or whether a sufficient number of indicative prices from pricing services or brokers or dealers have been received. Investments for which sufficient market quotations are available are valued at such market quotations. With respect to investments for which market quotations are not readily available, the Company undertakes, on a quarterly basis, a multi-step valuation process as described below:

•	For each debt investment, a basic credit rating review process is completed. The risk rating on every credit facility is reviewed and either reaffirmed or revised by OFS Advisor’s investment committee.

•	Each portfolio company or investment is valued by an investment professional.

•	The preliminary valuations are documented and are then submitted to OFS Advisor’s investment committee for ratification.

•	Independent third-party valuation firm(s) provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. OFS Advisor’s investment committee’s preliminary fair value conclusions on each of the Company’s assets for which sufficient market quotations are not readily available is reviewed and assessed by an independent third-party valuation firm at least once in every 12-month period, and more often as determined by the audit committee of the Company’s Board or required by the Company’s valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of the Company’s Board.

•	The audit committee of the Board reviews the preliminary valuations of OFS Advisor’s investment committee and independent valuation firms and, if appropriate, recommends the approval of the valuations by the Board.

•	The Company’s Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of OFS Advisor, the audit committee and, where appropriate, the respective independent valuation firm.

The Company was unable to obtain sufficient market quotations or indicative prices at June 30, 2016, and December 31, 2015, and followed the multi-step valuation process.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values are determined with models or other valuation techniques, valuation inputs, and assumptions market participants would use to value an asset or liability. Valuation inputs are organized in a hierarchy that gives the highest priority to prices for identical assets or liabilities quoted in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs in the fair value hierarchy are described below:

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations. There were no transfers among Level 1, 2 and 3 for the three and six months ended June 30, 2016 and 2015. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

The primary method used to estimate the fair value of investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including the latest arm’s length or market transactions involving the subject security, a benchmark credit spread or other indication of market yields, assumed growth rate (in cash flows), company performance, and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment, which may include a weighting factor applied to multiple valuation methods. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date. Application of these valuation methodologies involves a significant degree of judgment by management. Fair values of new investments or investments where an arm’s length transaction occurred in the same security are generally assumed to be equal to their cost (“Transaction Price”) for up to three months after their initial purchase.

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

The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of June 30, 2016, and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at			Range
	June 30, 2016 (1)	Valuation technique	Unobservable inputs	(Weighted average)

Debt investments:
Senior secured	$140,508	Discounted cash flow	Discount rates	6.41% - 25.00% (11.64%)

Subordinated	41,587	Discounted cash flow	Discount rates	12.43% - 27.47% (15.34%)

Equity investments	27,536	Discounted cash flow	Discount rates	15.00% - 30.00% (21.74%)
			EBITDA multiples	4.59x - 8.10x (6.19x)
			Term to Exit	0.34 years - 5.17 years (3.99 years)

(1)	Excludes $22,725, $11,408, and $5,067 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, which were valued at a Transaction Price.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

	Fair Value at			Range
	12/31/2015 (1)	Valuation technique	Unobservable inputs	(Weighted average)

Debt investments:
Senior secured	$109,315	Discounted cash flow	Discount rates	7.11% - 25.00% (12.05%)

Subordinated	64,240	Discounted cash flow	Discount rates	12.56% - 22.34% (15.12%)

Equity investments	23,686	Discounted cash flow	Discount rates	15.00% - 30.00% (20.19%)
			EBITDA multiples	3.98x - 8.08x (6.31x)
			Term to Exit	0.92 years - 5.09 years (3.09 years)

(1)	Excludes $51,122, $0, and $8,933 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, which were valued at a Transaction Price.

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

The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2016 and June 30, 2015.

	For the Six Months Ended June 30, 2016
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, January 1, 2016	$160,437	$64,240	$32,619	$257,296

Net realized gain (loss) on investments	-	7	2,559	2,566
Net change in unrealized appreciation/depcreciation on investments	1,227	(84)	(4,204)	(3,061)
Purchase and origination of portfolio investments	19,248	3,786	750	23,784
Equity received in connection with purchase of portfolio investments and amendments	(302)	(79)	584	203
Conversion from debt investment to equity investment	(321)	(1,765)	2,086	-
Capitalized PIK interest, dividends, and fees	358	525	636	1,519
Proceeds from principal payments on portfolio investments	(17,788)	(13,770)	-	(31,558)
Sale and redemption of portfolio investments	-	-	(2,560)	(2,560)
Amortization of discounts and premium	374	135	-	509
Other	-	-	133	133

Level 3 assets, June 30, 2016	$163,233	$52,995	$32,603	$248,831

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

	For the Six Months Ended June 30, 2015
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total

Level 3 assets, January 1, 2015	$241,749	$52,453	$18,032	$312,234

Net realized loss on investments (Revised - Note 2)	(35)	-	1,471	1,436
Net change in unrealized appreciation/depcreciation on investments (Revised - Note 2)	650	336	2,711	3,697
Purchase and originations of portfolio investments	34,246	9,900	5,700	49,846
Capitalized PIK interest, dividends and fees	264	396	628	1,288
Proceeds from principal payments on portfolio investments	(31,074)	(163)	-	(31,237)
Sale of portfolio investments	(78,344)	-	(3,505)	(81,849)
Cash distribution received from equity investments	-	-	(51)	(51)
Amortization of discounts and premium	598	4	-	602
Conversion from equity investment to debt investment	-	44	(44)	-

Level 3 assets, June 30, 2015	$168,054	$62,970	$24,942	$255,966

The net change in unrealized appreciation/depreciation for the six months ended June 30, 2016 and 2015 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at those respective period ends was $89 and $3,816, respectively.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since fair value measurements are only required for a portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. As of June 30, 2016, and December 31, 2015, the carrying value of the Company’s financial instruments, including its debt obligations under its SBA debentures payable, as well as the revolving line of credit (which was terminated on May 28, 2015; see Note 4), approximated their estimated fair value.

Note 8. Commitments and Contingencies

Unfunded commitments as of June 30, 2016, and December 31, 2015 were as follows:

		June 30,	December 31,
Name of Portfolio Company	Investment Type	2016	2015
A.C.T. Lighting, Inc.	Subordinated Loan	$-	$742
BCC Software, LLC	Senior Secured Revolver	1,094	1,094
NeoSystems Corp.	Subordinated Loan	1,636	1,636
NeoSystems Corp.	Convertible Preferred Stock	364	364
Sentry Centers Holdings, LLC	Senior Secured Loan	1,450	-
TRS Services, LLC	Senior Secured Term Loan	500	-
Total		$5,044	$3,836

From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2016.

Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable regulations related to its status as a BDC and SBIC I LP is subject to periodic inspections by the SBA.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

Note 9. Borrowings

SBA Debentures: The SBIC Program allows SBIC I LP to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to the Company, have interest payable semi-annually and a ten-year maturity. The interest rate is fixed at the time of SBA pooling, which is March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Under present regulations of the SBIC Act, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350,000. In connection with the SBIC Acquisitions, the Company increased its total commitments to SBIC I LP to $75,000, which became a drop down SBIC fund of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to the SBIC I LP. As of June 30, 2016, and December 31, 2015, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA. As of December 31, 2015, SBIC I LP had leverage commitments of $149,880 from the SBA.

On a stand-alone basis, SBIC I LP held $243,811 and $245,147 in assets at June 30, 2016, and December 31, 2015, respectively, which accounted for approximately 82% and 83% of the Company’s total consolidated assets, respectively.

The following table shows the Company’s outstanding SBA debentures payable as of June 30, 2016, and December 31, 2015:

			SBA debentures outstanding
		Fixed	June 30,	December 31,
Pooling Date	Maturity Date	Interest Rate	2016	2015

September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(3,229)	(3,420)
SBA debentures outstanding, net of unamortized debt issuance costs			$146,651	$146,460

The Company received exemptive relief from the SEC effective November 26, 2013. The exemptive relief allows the Company to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.

The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.43% as of June 30, 2016, and December 31, 2015. Interest expense on the SBA debentures was $1,282 and $2,565 for the three and six months ended June 30, 2016, respectively, which includes $95 and $191 of debt issuance costs amortization, respectively. Interest expense on the SBA debentures was $1,150 and $1,881 for the three and six months ended June 30, 2015, respectively, which includes $92 and $105 of debt issuance costs amortization, respectively. The weighted average fixed cash interest rate on the SBA debentures as of June 30, 2016, and December 31, 2015 was 3.18%.

PWB Credit Facility: On November 5, 2015, the Company entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide the Company with a $15,000 senior secured revolving credit facility (“PWB Credit Facility”). The PWB Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of the Company’s current and future assets excluding assets held by SBIC I LP and the Company’s SBIC I LP and SBIC I GP partnership interests. The PWB Credit Facility matures on November 7, 2017. Advances under the facility bear interest at a fixed rate per annum equal to 4.75%. The Company incurred deferred financing closing costs of $202 in connection with the closing of the PWB Credit Facility. Deferred debt issuance costs, net of accumulated amortization, was $135 and $185 as of June 30, 2016, and December 31, 2015, respectively. Amortization of debt issuance costs was $26 and $50 for the three and six months ended June 30, 2016. There have been no advances under the facility as of June 30, 2016.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

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

OFS Capital WM Revolving Line of Credit: Prior to the termination of the WM Credit Facility on May 28, 2015 (see Note 4), OFS Capital WM had a $75,000 secured revolving credit facility, as amended from time to time, with Wells Fargo. The WM Credit Facility was secured by all eligible loans acquired by OFS Capital WM, and had a maturity date of December 31, 2018 and a reinvestment period through December 31, 2015. The interest rate on outstanding borrowings was the London Interbank Offered Rate plus 2.50% per annum. The minimum equity requirement was set at $35,000. The interest rate on the outstanding borrowings at December 31, 2014 was 2.76%. The unused commitment fee on the WM Credit Facility was (1) 0.5% per annum of the first $25,000 of the unused facility and (2) 2% per annum of the balance in excess of $25,000, and was included in interest expense on the consolidated statement of operations. Interest expense on the revolving line of credit was $1,626 and $2,695 for the three and six months ended June 30, 2015, which includes $1,361 and $1,908 of amortization and write-off of debt issuance costs, respectively. During the three months ended March 31, 2015, the Company recorded a $430 write-off of debt issuance costs due to a permanent reduction in the facility’s commitment from $100,000 to $75,000. During the three months ended June 30, 2015, the Company incurred a $1,216 write-off of debt issuance costs due to the termination of the facility on May 28, 2015.

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

The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its taxable income for the full year and distributions paid for the full year. If the tax characteristics of the Company’s $6,590 distributions paid during 2016 were determined as of June 30, 2016, approximately $758 would have represented return of capital to its shareholders. The Company utilized $2,381 of capital loss carryforward during the three and six months ended June 30, 2016. The Company has $65 of non-expiring capital loss carryforward remaining as of June 30, 2016.

The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment related to goodwill amortization, excise taxes, and other permanent differences; and temporary differences between GAAP and tax treatment of realized gains and losses, income arising from Company’s equity investments in pass-through entities, PIK dividends, and other temporary differences. These required reclassifications for the three and six months ended June 30, 2015 were part of the revisions discussed in Note 2 as they had not been reported in previously issued financial statements. Reclassifications for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Paid-in capital in excess of par	$18	$18	$36	$36
Undistributed net investment income	13	13	27	27
Accumulated net realized gain (loss)	(31)	(31)	(63)	(63)

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of June 30, 2016, and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
Tax-basis amortized cost of investments	$241,336	$247,714
Tax-basis gross unrealized appreciation on investments	13,607	13,826
Tax-basis gross unrealized depreciation on investments	(6,112)	(4,244)
Tax-basis net unrealized appreciation on investments	7,495	9,582
Fair value of investments	$248,831	$257,296

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Per share data:
Net asset value per share at beginning of period	$14.65	$14.24	$14.76	$14.24
Distributions (7)
Dividends from ordinary income (10) (2015 revised - Note 2)	(0.34)	(0.34)	(0.68)	(0.68)
Net investment income	0.36	0.28	0.73	0.57
Net realized gain on non-control/non-affiliate investments	-	0.29	0.26	0.30
Net realized gain on affiliate investments	-	0.15	-	0.15
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	0.10	(0.07)	(0.32)	(0.11)
Net change in unrealized appreciation/depreciation on affiliate investments	0.03	0.11	0.05	0.19
Net change in unrealized depreciation on control investment	(0.04)	-	(0.04)	-
Net asset value per share at end of period	$14.76	$14.66	$14.76	$14.66

Per share market value, end of period	$12.85	$12.00	$12.85	$12.00
Total return based on market value (1)	1.9%	0.7%	17.8%	7.6%
Total return based on net asset value (2)	3.3%	5.3%	4.9%	7.8%
Shares outstanding at end of period	9,694,322	9,675,774	9,694,322	9,675,774
Weighted average shares outstanding	9,692,346	9,663,081	9,691,764	9,657,058
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value	$142,546 (3)	$139,705 (4)	$142,701 (5)	$138,960 (6)
Net asset value at end of period	143,080	141,840	143,080	141,840
Net investment income	$3,457	$2,752	$7,112	$5,501
Ratio of total expenses to average net assets (8)	11.9%	15.3%	11.9%	14.8%
Ratio of net investment income to net assets at end of period (8)	9.7%	7.8%	10.0%	7.8%
Portfolio turnover (9)	6.4%	7.4%	9.5%	15.6%

(1)	Calculation is ending market value less beginning market value, adjusting for distributions reinvested at prices obtained in the Company’s distribution reinvestment plan for the respective distributions.
(2)	Calculation is ending net asset value less beginning net asset value, adjusting for distributions reinvested at the Company’s quarter-end net asset value for the respective distributions.
(3)	Based on average net asset values at March 31, 2016 and June 30, 2016.
(4)	Based on average net asset values at March 31, 2015 and June 30, 2015.
(5)	Based on average net asset value at December 31, 2015, March 31, 2016 and June 30, 2016.
(6)	Based on average net asset value at December 31, 2014, March 31, 2015 and June 30, 2015.
(7)	The components of the distributions are presented on an income tax basis.
(8)	Annualized.
(9)	Portfolio turnover rate is calculated using the lesser of year-to-date sales and principal payments or year-to-date purchases over the average of the invested assets at fair value.
(10)	The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the tax characteristics of the Company’s distributions paid during 2016 were determined as of June 30, 2016, approximately $0.08 per share would represent a return of capital.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

Note 12. Distributions

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

The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its ability to receive distributions from SBIC I LP,which is governed by SBA regulations. Consolidated cash and cash equivalents includes $33,093 held by SBIC I LP, which was not available for distribution at June 30, 2016.

The following table summarizes distributions declared and paid for the three and six months ended June 30, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six Months Ended June 30, 2015
March 4, 2015	March 17, 2015	March 31, 2015	$0.34	$3,133	12,106	$148
May 4, 2015	June 16, 2015	June 30, 2015	0.34	3,132	12,834	154
			$0.68	$6,265	24,940	$302
Six Months Ended June 30, 2016
March 7, 2016	March 17, 2016	March 31, 2016	$0.34	$3,280	1,154	$15
May 2, 2016	June 16, 2016	June 30, 2016	0.34	3,269	1,998	26
			$0.68	$6,549	3,152	$41

Since the Company’s IPO, distributions to shareholders total $44,286, or $4.59 per share on a cumulative basis.

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s shareholders. If the tax characteristics of the Company’s distributions paid during 2016 were determined as of June 30, 2016, approximately $0.60 per share and $0.08 per share of the Company’s distributions represented ordinary income and a return of capital to its shareholders, respectively.

Note 13. Earnings per Share

The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net increase in net assets resulting from operations	$4,338	$7,402	$6,617	$10,634
Basic and diluted weighted average shares outstanding	9,692,346	9,663,081	9,691,764	9,657,058
Net increase in net assets resulting from operations per common share - basic and diluted	$0.45	$0.77	$0.68	$1.10

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

Note 14. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type (1)	Interest, Fees and Dividends Credited to Income (2)	December 31, 2015 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2016 Fair Value
Control Investments
Mirage Trailers LLC	Senior Secured Term Loan	$700	$10,544	$114	$(483)	$10,175
	Common Equity (5)	89	3,069	85	-	3,154
		789	13,613	199	(483)	13,329

Malabar International	Subordinated Loan	172	-	7,571	(4)	7,567
	Preferred Stock	22	-	5,067	-	5,067
		194	-	12,638	(4)	12,634

Total Control Investments		983	13,613	12,837	(487)	25,963

Affiliate Investments
All Metals Holding, LLC
	Senior Secured Term Loan	632	9,697	2,550	-	12,247
	Subordinated Loan	92	-	1,657	-	1,657
	Performance Fee (5)	-	-	86	-	86
	Common Equity (5)	-	259	309	-	568
		724	9,956	4,602	-	14,558

Contract Datascan Holdings, Inc.	Subordinated Loan	329	5,236	2,652	(49)	7,839
	Preferred Equity A (5) (6)	194	2,772	970	-	3,742
	Common Equity (5)	-	444	155	-	599
		523	8,452	3,777	(49)	12,180

Malabar International	Subordinated Loan	398	7,496	47	(7,543)	-
	Preferred Stock	44	5,316	-	(5,316)	-
		442	12,812	47	(12,859)	-

Master Cutlery, LLC	Subordinated Loan	313	4,705	14	(24)	4,695
	Preferred Equity (6)	256	3,015	160	(1,273)	1,902
	Common Equity (5)	-	167	-	(167)	-
		569	7,887	174	(1,464)	6,597

NeoSystems Corp.	Subordinated Loan	290	4,619	46	-	4,665
	Convertible Preferred Stock (5) (6)	58	2,481	58	(1,032)	1,507
		348	7,100	104	(1,032)	6,172

Pfanstiehl Holdings, Inc	Subordinated Loan	236	3,814	37	(10)	3,841
	Class A Common Equity	42	1,884	2,156	-	4,040
		278	5,698	2,193	(10)	7,881

Strategic Pharma Solutions, Inc.	Senior Secured Term Loan	506	8,848	94	-	8,942
	Class A Units (5) (6)	54	1,804	190	-	1,994
		560	10,652	284	-	10,936

TRS Services, Inc.	Senior Term Loan	600	11,009	137	(1,596)	9,550
	Class A Units in IGT Holdings, LLC (5) (6)	175	2,757	175	(1,073)	1,859
	Class AA Units in IGT Holdings, LLC (5) (6)	-	-	14	321	335
	Common Units in IGT Holdings, LLC (5)	-	26	-	(26)	-
		775	13,792	326	(2,374)	11,744

Total Affiliate Investments		4,219	76,349	11,507	(17,788)	70,068

Total Control and Affiliate Investments		$5,202	$89,962	$24,344	$(18,275)	$96,031

(1)	Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2016 income for the portion of the six months ended June 30, 2016 that an investment was included in Control or Affiliate Investment categories, respectively. Due to an increase in the Company's voting ownership, Malabar International was re-categorized from an Affiliate Investment to a Control Investment during the fiscal quarter ended June 30, 2016. Due to an increase in the Company's voting ownership, All Metals Holding, LLC was re-categorized from a Non-control/Non-affiliate Investment to an Affiliate Investment during the fiscal quarter ended March 31, 2016. .
(3)	Gross additions include increases in cost basis resulting from a new portfolio investment, PIK interest, fees and dividends, and accretion of OID . Gross additions also include net increases in unrealized net appreciation or decreases in unrealized depreciation, as well as the movement of All Metals Holding, LLC from a Non-control/Non-affiliate Investment to an Affiliate Investment and Malabar International fom an Affiliate Investment to a Control Investment.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any. Gross reductions also include net decreases in unrealized appreciation or net increases in unrealized depreciation, as well as the movement of Malabar International from an Affiliate Investment to a Control Investment.
(5)	Non-income producing.
(6)	Dividends credited to income include dividends contractually earned but not declared.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

Note 15. Subsequent Events

On August 5, 2016, the Company’s Board declared a distribution of $0.34 per share for the third quarter of 2016, payable on September 30, 2016 to shareholders of record as of September 16, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a BDC or a small business investment company, or SBIC, or maintaining our status as a RIC, under Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM, which is the holding company of OFS Advisor and OFS Services and owns approximately 30% of our outstanding shares of common stock;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of debentures guaranteed by the SBA, that may be issued by an SBIC;

•	our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the ability of SBIC I LP, and any future portfolio company to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

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

As of June 30, 2016, our investment portfolio consisted of outstanding loans of approximately $219.6 million in aggregate principal amount in 36 portfolio companies and equity investments of approximately $32.6 million, at fair value. As of June 30, 2016, 66% of our investment portfolio was comprised of senior secured loans, 21% of subordinated loans and 13% of equity investments, at fair value.

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

Our investment strategy includes SBIC I LP, which received a license under the SBA’s SBIC Program in May 2012. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see “Regulation—Small Business Investment Company Regulations.”

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

On a stand-alone basis, SBIC I LP held approximately $243.8 million and $245.1 million in assets at June 30, 2016 and December 31, 2015, respectively, which accounted for approximately 82% and 83% of our total consolidated assets at June 30, 2016 and December 31, 2015, respectively.

Our investment activities are managed by OFS Advisor and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement (as defined below) between us and OFS Advisor we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013. We have also entered into an Administration Agreement with OFS Services. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement.

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

Related Party Transactions

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement with OFS Advisor, under which OFS Advisor manages the day-to-day operations of, and provides investment advisory services to us. Under the terms of the Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of our Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.

OFS Advisor’s services under the Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities so long as its services to us are not impaired. OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% and based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. OFS Advisor has elected to exclude the value of the intangible asset and goodwill resulting from the SBIC Acquisitions from the base management fee calculation.

 The base management fee expense was approximately $1.1 million and $2.2 million for the three and six months ended June 30, 2016, respectively. The base management fee expense was approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2015, respectively.

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

We incurred incentive fee expense of $0.9 million and $1.6 million for the three and six months ended June 30, 2016, respectively. Incentive fees for the three and six months ended June 30, 2016, consisted of part one incentive fees (based on net investment income) of $1.0 million and $1.7 million, respectively. The part two incentive fee (based on net realized and unrealized gains and losses, or capital gains) for both the three and six months ended June 30, 2016 was $(0.1) million, which represents the reversal of the part two incentive fee accrued at December 31, 2015. Incentive fees were $0.2 million and $0.6 million for the three and six months ended June 30, 2015, respectively, which consisted entirely of the part one incentive fee.

License Agreement

We have entered into a license agreement with OFSAM under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.”

Administration Agreement

Pursuant to an Administration Agreement, OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our board of directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions we pay the fees associated with such functions at cost on direct basis to OFS Services.

For the three and six months ended June 30, 2016, we incurred and administration fee expense of $0.3 million and $0.8, respectively. For the three and six months ended June 30, 2015, we incurred and administration fee expense of $0.3 million and $0.9 million, respectively.

Staffing Agreement

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. OFS Advisor is a subsidiary of OFSAM and depends upon access to the investment professionals and other resources of OFSAM and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFSAM to obtain access to deal flow generated by the professionals of OFSAM and its affiliates. Under the Staffing Agreement between Orchard First Source Capital, Inc. (“OFSC”), a wholly-owned subsidiary of OFSAM, and OFS Advisor, OFSC provides OFS Advisor with the resources necessary to fulfill these obligations. The Staffing Agreement provides that OFSC make available to OFS Advisor experienced investment professionals and access to the senior investment personnel of OFSC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of the Advisor Investment Committee serve in such capacity (including Mr. Ressler, who is currently the Chairman of the Advisor Investment Committee).

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.

Our critical accounting policies and estimates are those relating to fair value estimates and revenue recognition. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors.

Fair value estimates. As of June 30, 2016, approximately 83% of our total assets were carried on the consolidated balance sheets at fair value. As discussed more fully in “Item 1—Financial Statements and Supplementary Data—Note 3” GAAP requires us to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our assets carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.

As described in “Item 1—Financial Statements and Supplementary Data—Note 7”, we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair values of our investments. The most significant unobservable inputs in these fair value measurements are the discount rates, EBITDA multiples, and projected cash flows to us, either as contractually due from the investment or from disposition of the investment in an assumed exit transaction.

We consider a variety of factors in our determination of the discount rate to be applied to an investment including, among other things, investment type, LIBOR swap rate, indicative yields from independent third-party sources and the yield on our investment relative to indicative yields at the time of our investment (initial and subsequent investments) in the portfolio company.

We also consider a variety of factors in our determination of the EBITDA multiple to be applied to an investment including, among other things, the actual EBITDA multiple for the last arms-length transaction, and the ratio of the portfolio company’s EBITDA multiple to the average of EBITDA multiples on comparable public companies.

For both the discount rate and the EBITDA multiple we also consider developments at the portfolio company since our investment including, but not limited to, trends in the portfolio company’s earnings and leverage multiple, and input from our independent third-party valuation firms. This process typically results in a single selected discount rate and/or EBITDA multiple for each investment.

The following table illustrates the sensitivity of our fair value measures to variations of plus or minus 10% and plus or minus 20% to the estimated values for the unobservable discount rate and EBITDA multiple inputs, respectively, at June 30, 2016:

				Discount rate sensitivity		EBITDA multiple sensitivity
	Fair Value at June 30, 2016	Weighted average discount rate / EBITDA multiple at June 30, 2016		-10% Weighted average	+10% Weighted average	-20% Weighted average	+20% Weighted average
	(Dollar amounts in thousands)
Debt investments:
Senior Secured	$140,508	11.64%		$143,506	$136,453	N/A	N/A
Subordinated	$41,587	15.34%		$42,694	$40,218	N/A	N/A

Equity investments	$27,536	21.74% / 6.19	x	$29,565	$25,690	$22,058	$33,124

This table presents the impact to our fair value accounting measures by uniformly modifying our discount rate and EBITDA multiple valuation inputs. These tables do not present the estimated effect of hypothetical changes in actual, observed interest rates, which would affect the cash flows from many of the underlying investments as they are indexed to LIBOR or the Prime Rate of interest, the operating environment of many of our portfolio companies, observed EBITDA multiples on comparable investments, and many other factors, as well as our estimates of the discount rate and EBITDA multiple valuation inputs. The effect of hypothetical changes in actual, observed interest rates on our fair value measures is not subject to reasonable estimation.

 Revenue Recognition. Our revenue recognition policies are as follows:

Interest Income: Interest income is recorded on an accrual basis. Recognized interest income, if payable monthly or quarterly, is reported as interest receivable until collected. Recognized interest income due at maturity or at another stipulated date (“PIK interest”) is recorded as an adjustment to the cost basis of the investment. We accrue interest income until events occur that place a loan into a non-accrual status (see below). Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “net loan origination fees”) are capitalized, and we accrete or amortize such amounts as additional interest income over the life of the loan using a method that approximates the effective interest method. Unamortized OID is recorded as an adjustment to the cost basis of the investment and unamortized loan amendment fees are reported as deferred loan fee revenue. When we receive a loan principal payment, the unamortized OID related to the paid principal is accelerated and recognized in interest income. All other interest income is recognized as contractually earned. Further, in connection with our debt investments, we may receive warrants or similar equity-related securities (“Warrants”). We determine the cost basis of Warrants based upon their fair values on the date of receipt relative to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income as described above. To maintain our status as a RIC, we include non-cash interest income in the determination of distributable income.

Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities is accrued as earned. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recorded as an adjustment to the cost basis of the investment. We discontinue accrual of dividends on preferred equity securities when we determine that the dividend may not be collectible. We assess the collectability of the preferred dividends based on factors including the fair value of the preferred equity security, the valuation of the portfolio company’s enterprise value, and proceeds expected to be received over the life of the investment. Distributions received from common or preferred equity securities that do not qualify as dividend income are recorded as return of capital and a reduction in the cost basis of the investment. In addition, we may receive cash distributions from portfolio companies that are taxed as flow-through entities. Each distribution is evaluated to determine whether it should be recorded as income or as a return of capital. Distributions classified as a return of capital are recorded as reductions in the cost basis of the investments.

Fee Income: We generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of our business, we receive certain fees from our portfolio companies, which are non-recurring in nature. Such fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized when received, and fees for capital structuring services from certain portfolio companies, which are recognized upon closing of the investment.

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

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans and accounted for on a non-accrual cash method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest according to contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of management, there is reasonable doubt about its collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected interest, other than PIK interest that has been contractually added to the principal balance prior to the designation date, is reversed against current period interest income. Interest payments subsequently received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

Portfolio Composition and Investment Activity

Portfolio Composition

The total fair value of our investments was $248.8 million and $257.3 million at June 30, 2016 and December 31, 2015, respectively. Our investment portfolio as of June 30, 2016 consisted of outstanding loans to 36 portfolio companies, totaling approximately $219.6 million in aggregate principal amount, of which 75% were senior secured loans and 25% were subordinated loans, and approximately $32.6 million were equity investments, at fair value, in 16 portfolio companies in which we also held debt investments and one portfolio company in which we solely held an equity investment. Our investment portfolio encompassed a broad range of geographical regions within the United States and industries. We had unfunded commitments of $5.0 million to four portfolio companies and $3.8 million to three portfolio companies at June 30, 2016 and December 31, 2015, respectively. Set forth in the tables below is selected information with respect to our portfolio as of June 30, 2016 and December 31, 2015.

The following table summarizes the composition of our investment portfolio as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Commitment	Principal Amount	Fair Value	Commitment	Principal Amount	Fair Value
	(Dollar amounts in thousands)			(Dollar amounts in thousands)
Senior secured term loan	$167,338	$165,388	$163,241	$163,398	$163,398	$160,473
Subordinated term loan	55,801	54,165	52,995	67,751	65,373	64,240
Senior secured revolver	1,094	-	(8)	1,094	-	(36)
Equity investments (at fair value)	32,967	N/A	32,603	32,983	N/A	32,619
	$257,200	$219,553	$248,831	$265,226	$228,771	$257,296
Total number of obligors	36	36	36	38	38	38

The following table summarizes our combined debt commitments and equity investments (at fair value) portfolio by industry as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Commitment	Percent	Commitment	Percent
	(Dollar amounts in thousands)		(Dollar amounts in thousands)
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	$10,421	4.1%	$10,250	3.9%
Security Systems Services (except Locksmiths)	5,213	2.0	5,000	1.9
Tour Operators	3,253	1.3	3,208	1.2
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	5,000	1.9	-	-
Education Services
Colleges, Universities, and Professional Schools	5,094	2.0	5,026	1.9
Finance and Insurance
Insurance Agencies and Brokerages	13,801	5.4	11,826	4.5
Health Care and Social Assistance
Medical Laboratories	4,184	1.6	4,104	1.5
Other Outpatient Care Centers	14,250	5.4	15,250	5.7
Outpatient Mental Health and Substance Abuse Centers	6,723	2.6	6,672	2.5
Information
Other Information Services	2,530	1.0	2,578	1.0
Other Telecommunications	3,012	1.2	3,826	1.4
Software Publishers	-	0.0	7,310	2.8
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,212	1.6	4,551	1.7
Communications Equipment Manufacturing	-	0.0	2,257	0.9
Other Aircraft Parts and Auxiliary Equipment Manufacturing	12,606	4.9	12,766	4.8
Other Basic Inorganic Chemical Manufacturing	4,565	1.8	4,791	1.8
Packaging Machinery Manufacturing	2,000	0.8	2,000	0.8
Pharmaceutical Preparation Manufacturing	7,828	3.0	5,672	2.1
Pump and Pumping Equipment Manufacturing	12,703	4.9	13,061	4.9
Soap and Other Detergent Manufacturing	1,030	0.4	939	0.4
Travel Trailer and Camper Manufacturing	13,319	5.2	13,717	5.2
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	12,483	4.9	13,934	5.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting	-	0.0	10,000	3.8
Computer Systems Design and Related Services	4,000	1.6	3,000	1.1
Custom Computer Programming Services	7,477	2.9	7,667	2.9
Other Accounting Services	8,169	3.2	9,113	3.4
Other Computer Related Services	13,850	5.4	11,850	4.5
Other Professional, Scientific, and Technical Services	34,119	13.2	31,907	12.0
Veterinary Services	650	0.3	-	-
Real Estate and Rental and Leasing
Home Health Equipment Rental	1,800	0.7	1,951	0.7
Office Machinery and Equipment Rental and Leasing	12,341	4.8	8,566	3.2
Offices of Real Estate Appraisers	10,000	3.9	10,000	3.8
Wholesale Trade
Electrical Apparatus and Equipment, Wiring Supplies, and Related	-	0.0	4,316	1.6
Metal Service Centers and Other Metal Merchant Wholesalers	13,912	5.4	10,159	3.8
Sporting and Recreational Goods and Supplies Merchant Wholesalers	6,655	2.6	7,959	3.0
	$257,200	100.0%	$265,226	100.0%

The following table provides a regional breakdown of our debt investment portfolio as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Commitment	Percent	Commitment	Percent
	(Dollar amounts in thousands)		(Dollar amounts in thousands)
South	$89,182	39.7%	$93,810	40.3%
Northeast	84,275	37.6	77,480	33.4
West	39,216	17.5	46,840	20.2
Midwest	11,560	5.2	14,113	6.1
Total	$224,233	100.0%	$232,243	100.0%

The following table provides a breakdown of our debt investment portfolio by portfolio company investment size as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016			As of December 31, 2015
Debt Investment Size	Commitment	Percent	Number	Commitment	Percent	Number
(in millions)	(Dollar amounts in thousands)			(Dollar amounts in thousands)
$0 - $3	$16,226	7.2%	8	$22,004	9.5%	10
$3 - $4	18,652	8.3	5	11,614	5.0	3
$4 - $5	37,706	16.8	8	32,324	13.9	7
$5 - $10	63,724	28.5	8	92,125	39.7	12
>$10	87,925	39.2	7	74,176	31.9	6
	$224,233	100.0%	36	$232,243	100.0%	38

The following table provides a breakdown of our debt investment portfolio by yield to fair value as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
Yield to Fair Value	Senior Secured Debt	Subordinated Debt	Senior Secured Debt	Subordinated Debt
Less than 6%	6.0%	-%	-%	-%
6% - 7%	4.1	-	12.4	-
8% - 10%	22.8	8.1	27.0	-
Greater than 10%	67.1	91.9	60.6	100.0
Total	100.0%	100.0%	100.0%	100.0%
Weighted average yield	11.47%	13.10%	11.37%	13.60%

The weighted average yield to fair value of our debt investment portfolio was 11.84% and 12.01% at June 30, 2016 and December 31, 2015, respectively. The weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans plus the annualized accretion of OID and amortization of deferred loan fees divided by (b) total debt investments at fair value excluding assets on non-accrual basis. The weighted average yield on debt investments at fair value is computed as of the balance sheet date.

As of June 30, 2016 and December 31, 2015, floating rate loans comprised 64% and 59% of our debt investment portfolio, respectively, and fixed rate loans comprised 36% and 41% of our debt investment portfolio, respectively, as a percent of fair value.

Investment Activity

The following is a summary of our investment activity, presented on a principal (or cost for equity investments) basis, for the three and six months ended June 30, 2016 and 2015 (in millions).

	Three months ended June 30, 2016		Six months ended June 30, 2016
	Debt Investments	Equity Investments	Debt Investments		Equity Investments
Investments in new portfolio companies	$9.2	$-	$9.2		$-
Investments in existing portfolio companies
Follow-on investments	7.7	0.8	11.0	(1)	0.8
Refinanced investments	-	-	3.4		-
Delayed draw funding	-	-	-		-
Total investments in existing portfolio companies	7.7	0.8	14.4		0.8
Total investments in new and existing portfolio companies	$16.9	$0.8	$23.6		$0.8
Number of new portfolio company investments	3	-	3		-
Number of existing portfolio company investments	4	1	6		1

Proceeds/distributions from principal payments/equity investments	$15.7	$-	$31.6		$-
Proceeds from investments sold or redeemed	-	-	-		2.1
Total proceeds from principal payments, equity distributions and investments sold	$15.7	$-	$31.6		$2.1

(1)	Received LLC membership interest in connection with a follow-on debt investment in an existing portfolio company valued at $0.3 million.

	Three months ended June 30, 2015		Six months ended June 30, 2015
	Debt Investments	Equity Investments	Debt Investments		Equity Investments
Investments in new portfolio companies	$9.8	$3.7	$25.8		$5.7
Investments in existing portfolio companies
Follow-on investments	-	-	6.5		-
Refinanced investments	11.9	-	11.9		-
Delayed draw funding	-	-	0.3		-
Total investments in existing portfolio companies	11.9	-	18.7		-
Total investments in new and existing portfolio companies	$21.7	$3.7	$44.5		$5.7
Number of new portfolio company investments	3	1	5		-
Number of existing portfolio company investments	1	-	3		-

Proceeds/distributions from principal payments/equity investments	$20.2	$0.1	$31.2		$0.1
Proceeds from investments sold or redeemed	67.3	3.5	85.6	(1)	3.5
Total proceeds from principal payments, equity distributions and investments sold	$87.5	$3.6	$116.8		$3.6

(1)	Includes $7.2 million of proceeds pertaining to a debt investment we sold in December 2014.

During the six months ended June 30, 2016, we converted $1.8 million in principal of a subordinated debt investment into preferred equity units and warrants valued at $1.8 million and converted $0.3 million in principal of a senior secured debt investment into preferred equity units valued at $0.3 million. In addition, we amended a senior secured debt investment for which we received preferred equity units in the same portfolio company valued at $0.2 million.

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

The following table shows the classification of our debt investments portfolio by credit rating as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
Credit Rating	(Dollar amounts in thousands)
1	$-	-%	$-	-%
2	6,280	2.9	15,755	7.0
3	184,321	85.3	187,276	83.4
4	24,699	11.4	17,171	7.6
5	928	0.4	4,475	2.0
6	-	-	-	-
7	-	-	-	-
	$216,228	100.0%	$224,677	100.0%

At June 30, 2016 we had two non-accrual loans (Community Intervention Services, Inc. and Phoenix Brands LLC) with an aggregate fair value of $6.6 million. At December 31, 2015, we had one non-accrual loan (Phoenix Brands LLC) with a fair value of $0.8 million.

Results of Operations

Key Financial Measures

The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.

Revenues. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of June 30, 2016, floating rate and fixed rate loans comprised 64% and 36%, respectively, of our current debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some cases, our investments will provide for deferred interest or dividend payment, PIK interest, or PIK dividend, respectively, (meaning interest or dividend paid in the form of additional principal amount of the loan or equity security instead of in cash). In addition, we may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and we accrete or amortize such amounts over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income.

Expenses. Our primary operating expenses include interest expense due under our outstanding borrowings, the payment of fees to OFS Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

•	the cost of calculating our net asset value, including the cost of any independent third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing and long-distance telephone;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•	other expenses incurred by either OFS Services or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to policies reviewed and approved by our board of directors) of overhead.

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

Comparison of the three and six months ended June 30, 2016 and 2015

Consolidated operating results for the three and six months ended June 30, 2016 and 2015, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in thousands)

Total investment income	$7,683	$8,082	$15,526	$15,703
Total expenses	4,226	5,330	8,414	10,202
Net investment income	3,457	2,752	7,112	5,501
Net gain (loss) on investments	881	4,650	(495)	5,133
Net increase in net assets resulting from operations	$4,338	$7,402	$6,617	$10,634

Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Interest income
Senior secured debt	$4,450	$5,389	$8,951	$10,749
Subordinated debt	2,142	2,139	4,404	3,937
Total interest income	6,592	7,528	13,355	14,686
Dividend income	539	430	1,096	758
Fee income	552	124	1,075	259
Total investment income	$7,683	$8,082	$15,526	$15,703

 Interest income decreased by $0.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was primarily due to a $1.4 million decrease caused by a 22% decrease in the weighted average principal balance of investments outstanding, offset by a $0.7 million increase caused by a 13% increase in our average portfolio cash yield during the three months ended June 30, 2016. Both the decrease in weighted average principal balance of investments outstanding and increase in our average portfolio cash yield were primarily a result of the WM Asset Sale which occurred on May 28, 2015. Acceleration of net loan origination fees of $0.2 million and $0.1 million were included in interest income for the three months ended June 30, 2016 and 2015, respectively.

Interest income decreased by $1.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was primarily due to a $3.1 million decrease caused by a 24% decrease in the weighted average principal balance of investments outstanding, offset by a $2.0 million increase caused by a 20% increase in our average portfolio cash yield during the six months ended June 30, 2016. The 24% decrease in the weighted average principal balance of investments and increase in our average portfolio cash yield was primarily a result of the WM Asset Sale which occurred on May 28, 2015. Acceleration of net loan origination fees of $0.5 million and $0.2 million were included in interest income for the six months ended June 30, 2016 and 2015, respectively.

Dividend income increased by $0.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a common stock cash dividend declared by a portfolio company during the three months ended June 30, 2016. None of our portfolio companies declared a common stock dividend during the three months ended June 30, 2015.

Dividend income increased by $0.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to an increase in preferred equity cash dividends accrued and the timing of common stock cash dividends declared by our portfolio companies during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Common stock dividends were $0.1 million for the six months ended June 30, 2016, which were declared by two of our portfolio companies. None of our portfolio companies declared a common stock dividend during the six months ended June 30, 2015. Preferred equity cash dividends were $0.3 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $0.2 million was primarily due to additional preferred equity cash dividends accrued during the six months ended June 30, 2016 as a result of an additional preferred equity security purchased during the second quarter of 2015.

Fee income increased by $0.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to an increase in prepayment fees. We recorded prepayment fees of $0.4 million resulting from $11.5 million of unscheduled principal payments during the three months ended June 30, 2016. There were no prepayment fees recorded during the three months ended June 30, 2015.

Fee income increased by $0.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to an increase in prepayment fees. We recorded prepayment fees of $0.9 million resulting from $24.3 million of unscheduled principal payments during the six months ended June 30, 2016. There were no prepayment fees recorded during the six months ended June 30, 2015.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in thousands)

Interest expense	$1,308	$2,684	$2,616	$4,461
Management fees	1,089	1,426	2,204	2,981
Incentive fee	857	231	1,590	606
Professional fees	303	280	617	595
Administration fee	326	326	754	867
General and administrative expenses	343	383	633	692
Total expenses	$4,226	$5,330	$8,414	$10,202

We incur significant expenses which involve transactions with related parties, specifically management fees, the incentive fee, and the administrative fees. See “Item 2–Related Party Transactions” and “Item 1–Unaudited Financial Statements - Note 5”.

Total expenses decreased by $1.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Interest expense decreased by $1.4 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The decrease was primarily due to a decrease of $0.3 million in cash interest expense on our WM Credit Facility and a $1.2 million write-off of deferred debt issuance costs, both related to the termination of the WM Credit Facility on May 28, 2015, offset by an increase of $0.1 million in cash interest expense incurred on our SBA debentures. Interest expense on our SBA debentures increased primarily due to an increase in the weighted average interest rate when the remaining $22.6 million of our debentures pooled on September 23, 2015, and our rate on that pool converted from the 1.03% short-term rate to 3.18%.

Management fee expense decreased by $0.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due to a decrease in the average total assets subject to the base management fee.

Incentive fee expense increased by $0.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was due to a 44% increase in pre-incentive fee net investment income for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, which resulted in a $0.5 million increase in the incentive fee catch-up provision (the amount of pre-incentive fee income that exceeds the hurdle rate but is less than 2.5%) and a $0.1 million increase in the incentive fee due to the amount of pre-incentive fee income that exceeded 2.5%.

Total expenses decreased by $1.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Interest expense decreased by $1.8 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease was primarily due to a decrease of $0.8 million in cash interest expense on our WM Credit Facility and a $1.6 million write-off of deferred debt issuance costs, both related to our March 2015 permanent reduction of the WM Credit Facility and the termination of the WM Credit Facility on May 28, 2015, offset by an increase of $0.6 million in cash interest expense incurred on our SBA debentures. Interest expense on our SBA debentures increased due to an increase in the weighted average interest rate and the weighted average debentures outstanding during the six months ended June 30, 2016 as a result of additional debenture draws of $22.6 during the six months ended June 30, 2015 which pooled on September 23, 2015.

Management fee expense decreased by $0.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due to a decrease in the average total assets subject to the base management fee.

Incentive fee expense increased by $1.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was due to a 44% increase in pre-incentive fee net investment income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, which resulted in a $0.8 million increase in the incentive fee catch-up provision (the amount of pre-incentive fee income that exceeds the hurdle rate but is less than 2.5%) and a $0.3 million increase in the incentive fee due to the amount of pre-incentive fee income that exceeded 2.5%, partially offset by a $0.1 million decrease in the Capital Gains Fee, which represents the reversal of the accrued Capital Gains Fee at December 31, 2015.

Net Gain (Loss) on Investments

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Senior secured debt	$2,609	$1,095	$1,227	$614
Subordinated debt	(392)	348	(79)	336
Equity	(1,336)	3,207	(1,643)	4,183
Net gain (loss) on investments	$881	$4,650	$(495)	$5,133

Net gain (loss) on investments consists of the aggregate (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) changes in net unrealized appreciation/depreciation on debt and equity investments. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain recognized in that period will generally be smaller. The unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid-off prior to maturity. In such instances the reversal on unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and may be partially offset by the acceleration of premium or discount on the debt security, if any, in interest income and prepayment fees, if any, in fee income.

Three and six months ended June 30, 2016

We recognized net gains of $2.6 million on senior secured debt during the three months ended June 30, 2016, primarily as a result of the impact of narrowing spreads in middle-market and second-lien loan indices, and other interest rate market factors on our discount rates, and by the impact of portfolio company-specific performance factors on our valuations.

We recognized net gains of $1.2 million on senior secured debt during the six months ended June 30, 2016, primarily as a result of the impact of narrowing spreads in middle-market loan indices, and other interest rate market factors on our discount rates, and by the net impact of portfolio company-specific performance factors on our valuations, partially offset by widening spreads in second lien loan indices on our discount rate and the pay-off of certain senior secured debt investments.

We recognized net losses of $0.4 million on subordinated debt during the three months ended June 30, 2016, principally as a result of the net impact of portfolio company-specific performance factors on our valuations and the pay-off of certain subordinated debt investments, offset by the net impact of narrowing spreads in second lien loan indices on our discount rates.

We recognized net losses of $0.1 million on subordinated debt during the six months ended June 30, 2016, principally as a result of the net impact of portfolio company-specific performance factors to our valuations.

Net losses on equity investments of $1.3 million for the three months ended June 30, 2016 were primarily attributable to the net impact of portfolio company-specific performance factors on our valuations, offset primarily by the impact of certain investments moving closer to their expected exit events.

Net losses on equity investments of $1.6 million for the six months ended June 30, 2016 were primarily due to the net impact of portfolio company-specific performance factors and the net impact of certain investments moving closer to their expected exit events. In addition, we realized gains of $2.6 million from the redemption of an equity investment. We held this investment from the first quarter of 2014 and recognized unrealized gains of $2.1 million and $0.5 during the years ended December 31, 2015 and 2014, respectively. There was no net gain during the six months ended June 30, 2016, on this transaction.

Three and six months ended June 30, 2015

We recognized net gains of $1.1 million on senior secured debt for the three months ended June 30, 2015, primarily as a result of the WM Asset Sale and other debt pay-offs and the impact of narrowing spreads in middle-market and second-lien loan indices on our discount rates, partially offset by portfolio by the net impact of company-specific performance factors on our valuations.

We recognized net gains of $0.6 million on senior secured debt for the six months ended June 30, 2015, primarily as a result of the WM Asset Sale and other debt pay-offs and the net impact of narrowing spreads in middle-market and second-lien loan indices on our discount rates.

We recognized net gains of $0.3 million on subordinated debt for the three months ended June 30, 2015, primarily as a result of the impact of narrowing spreads in second-lien loan indices on our discount rates.

We recognized net gains of $0.3 million on subordinated debt for the six months ended June 30, 2015, primarily as a result of the impact of narrowing spreads in middle-market and second lien loan indices, off-set by the impact of portfolio-specific performance factors on our valuations.

 Net gains on equity investments of $3.2 million for the three months ended June 30, 2015 were primarily attributable to the impact of portfolio company-specific performance factors on our valuations and a net gain of $0.7 million from the sale of an equity investment. We realized a $1.4 million gain on the sale of the equity investment, offset by the reversal of previously recognized unrealized gains from the date we held this investment, which includes recognized unrealized gains of $0.2 million and $0.5 during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

 Net gains on equity investments of $4.2 million for the six months ended June 30, 2015 were primarily attributable to the impact of portfolio company-specific factors and the net impact of exit-event assumptions on our valuations and a net gain of $0.9 million from the sale of an equity investment. We realized a $1.4 million gain on the sale of the equity investment, offset by the reversal of previously recognized unrealized gains from the date we held this investment, which includes recognized unrealized gains of $0.5 during the year ended December 31, 2014.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

We generate cash through operations from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments. We must distribute substantially all our taxable income which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC status. We will not make a final determination regarding the tax character of our distributions until January 2017, however if the tax characteristics of the distributions paid during 2016 were determined as of June 30, 2016, we estimate that approximately $0.8 million would represent a return of capital. We have no history of net taxable gains, but in the first quarter of 2016 we effectively exhausted our net capital loss carryforward. We also obtain and use cash in the net borrowing of funds from the SBA and commercial sources of debt. These principal sources and uses of cash and liquidity are presented below:

	Six Months Ended June 30,
	2016	2015
	(Amounts in thousands)
Cash from net investment income	$5,040	$5,542
Sales and repayments (net of purchases) of portfolio investments	13,383	74,423
Net cash provided by operating activities	18,423	79,965
Cash distributions paid	(6,549)	(6,265)
Net repayment of borrowings	-	(50,027)

At June 30, 2016, we held cash and cash equivalents of $44.6 million, an increase of $11.9 million from December 31, 2015. During the six months ended June 30, 2016, sales and repayments of portfolio investments were primarily due to $2.1 million of cash collected from the redemption of a warrant investment and $31.6 million of cash we received from principal payments on our portfolio investments. These cash receipts were offset by $20.3 million of cash we used to purchase portfolio investments. During the six months ended June 30, 2015, sales and repayments of portfolio investments were primarily due to $31.2 million of cash we received from principal payments on our portfolio investments, cash collections of $89.1 million from the sale of our portfolio investments, including $7.2 million of cash collection from an investment we sold in December 2014, $67.3 million from the WM Asset Sale, and $3.5 million from the sale of our equity interests in two portfolio companies. These cash receipts were offset by $45.9 million of cash we used to purchase portfolio investments.

 Net cash from net investment income was $5.0 million for the six months ended June 30, 2016, or $0.5 million less than the corresponding period in 2015. The decline in cash collected from net investment income was principally due to higher management and incentive fees paid partially offset by lower cash paid for interest and higher investment income collected. Cash used to pay base management fees during the six months ended June 30, 2016 were $0.4 million greater than the corresponding period of 2015 primarily due to adjustments in the base management fee rate on January 1, 2015. On May 5, 2014, we were notified by OFS Advisor that, effective as of April 1, 2014, it would reduce its base management fee by two-thirds for the balance of the 2014 fiscal year. The annualized base fee rate for second, third, and fourth quarters of 2014 was lowered, such that the full year affect for 2014 was a base management fee annual rate of 0.875% which resumed to its 1.75% annual rate on January 1, 2015. As management fees are settled a quarter in arrears, the management fees paid in the first quarter of 2015 were at the lower management fee rate. Cash used to pay incentive fees during the six months ended June 30, 2016 were $0.9 million greater than the corresponding period in 2015 due to an increase in our pre-incentive fee net investment income in the fourth quarter of 2015 and the first quarter of 2016 which were paid during the six months ended June 30, 2016.

Cash paid for interest decreased $0.3 million for the six months ended June 30, 2016 compared to the corresponding period in 2015, due to higher payments on a SBA debentures, partially offset by lower payments on the WM Credit Facility. We are required to make interest payments on our SBA debentures semi-annually in March and September through maturity. The weighted average outstanding balance on our SBA debentures, excluding debt issuance costs, increased from $137.4 million for the six months ended June 30, 2015, to $149.9 million for the six months ended June 30, 2016. Additionally, $65.9 million of the weighted average outstanding balance for the six months ended June 30, 2015, carried interest at a lower pre-pooling, short-term rate. Consequently, we paid cash interest of $2.3 million on our SBA debentures for the six months ended June 30, 2016 compared to $1.2 million for the six months ended June 30, 2015. This increase was partially offset by a decline in cash paid for interest on our WM Credit Facility from $1.4 million in the six months ended June 30, 2015 to $–0– in the six months ended June 30, 2016, due to the retirement of that facility.

The net increase in cash paid for management fees, incentive fees and interest for the six months ended June 30, 2016, over the comparable period in 2015 were offset by an increase in investment income collected, which was the result of greater fees and cash dividends collected.

Net repayment of borrowings of $50.5 million for the six months ended June 30, 2015 was primarily attributable to $22.0 million of draws from our SBA debentures (net of the fees), offset by $72.6 million of net repayments on the WM Credit Facility.

SBA Debentures

SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate is fixed at the time of SBA pooling, which is March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of June 30, 2016, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA. The SBA debentures do not amortize and are due in full at maturity between September 2022 and September 2025.

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

SBIC I LP is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. If SBIC I LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit SBIC I LP’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC I LP from making new investments. In addition, SBIC I LP may also be limited in its ability to make distributions to us if it does not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would in turn, negatively affect us.

PWB Credit Facility

On November 5, 2015, we, as borrower, entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide us with a $15.0 million senior secured revolving credit facility (“PWB Credit Facility”) for general corporate purposes, including investment funding. The maximum availability under the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests. On a stand-alone basis, SBIC I LP held approximately $243.7 million and $245.1 million in assets at June 30, 2016 and December 31, 2015, respectively, which accounted for approximately 82% and 83% of our total consolidated assets at June 30, 2016 and December 31, 2015, respectively. The PWB Credit Facility matures on November 7, 2017. Advances under the facility will bear interest at a fixed rate per annum equal to 4.75%. We incurred deferred debt closing costs of $0.2 million in connection with the closing of the PWB Credit Facility. Deferred debt issuance costs, net of accumulated amortization, was $0.1 million and $0.2 million as of June 30, 2016 and December 31, 2015, respectively. Amortization of debt issuance costs was $26 thousand and $50 thousand for the three and six months ended June 30, 2016, respectively. There have been no advances under the PWB Credit Facility as of June 30, 2016.

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

WM Asset Sale and Related Transactions.

On May 28, 2015, we and OFS Capital WM entered into a Loan Portfolio Purchase Agreement with Madison pursuant to which we sold a portfolio of 20 senior secured debt investments with an aggregate principal balance of approximately $67.8 million as of May 28, 2015 to Madison. Madison is an affiliated entity of MCF Capital Management, LLC (“MCF”), which was the loan manager for OFS Capital WM prior to the WM Asset Sale under a Loan and Security Agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, each of the Lenders from time to time party thereto, and Wells Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”).

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

In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at June 30, 2016), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2016:

	Payments due by period
	Total	Less than year	1-3 years (2)	3-5 years	After 5 years (2)
	(Amounts in thousands)
Contractual Obligations (1)

PWB Credit Facility	$-	$-	$-	$-	$-
SBA Debentures	149,880	-	-	-	149,880
Total	$149,880	$-	$-	$-	$149,880

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The PWB Credit Facility is undrawn at June 30, 2016 and is scheduled to mature on November 7, 2017. The SBA debentures are scheduled to mature between September 2022 and 2025.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

Commitments and Contingencies

We had $5.0 million and $3.8 million of total unfunded commitments to four and three portfolio companies at June 30, 2016 and December 31, 2015, respectively. See “Item 1– Unaudited Financial Statements - Note 8.”

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

Our board of directors maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special distribution, or fifth distribution, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year.

The following table summarizes our inception to date distributions declared and paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Total Amount
Fiscal 2016
May 2, 2016	June 16, 2016	June 30, 2016	$0.34	$3,295
March 7, 2016	March 17, 2016	March 31, 2016	0.34	3,295

Fiscal 2015
November 2, 2015	December 17, 2015	December 31, 2015	$0.34	$3,295
August 6, 2015	September 16, 2015	September 30, 2015	0.34	3,289
May 4, 2015	June 16, 2015	June 30, 2015	0.34	3,286
March 4, 2015	March 17, 2015	March 31, 2015	0.34	3,281

Fiscal 2014
November 4, 2014	December 17, 2014	December 31, 2014	$0.34	$3,278
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,276
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,275
January 21, 2014	January 31, 2014	February 14, 2014	0.34	3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)	Represents the distributions declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after the IPO in November 2012, would have been $0.34 per share.
(2)	The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. If the tax characteristics of the distributions paid during fiscal 2016 were determined as of June 30, 2016, we estimate that approximately $0.08 would represent a return of capital. The return of capital portion of each distribution paid during the years ended December 31, 2015, 2014, and 2013 (which includes the distribution declared on November 26, 2012) was $0.23, $0.72, and $0.40, respectively.

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

Distributions in excess of our current and accumulated earnings and profits are reported as return of capital; the tax treatment to the shareholder will depend on a variety of factors including the shareholder’s tax basis in our shares. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For distributions paid during the six months ended June 30, 2016, out of the approximately $6.6 million distribution, approximately 88% and 11% represented ordinary income and return of capital, respectively.

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

We maintain an “opt-out” distribution reinvestment plan for our common shareholders. As a result, if we declare a distribution, cash distributions are automatically reinvested in additional shares of our common stock unless the shareholder specifically “opts out” of the distribution reinvestment plan and chooses to receive cash distributions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, 64% of our debt investments bore interest at floating interest rates and 36% of our debt investments bore fixed interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. Substantially all of the debt investments bearing floating interest rates in our portfolio as of June 30, 2016 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.

Our current long-term debt bears interest at a fixed rate. We expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated balance sheet as of June 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net increase (decrease)
Basis point increase(1)	Interest income	Interest expense	in net investment income
		(Amounts in thousands)
50	$137	$-	$137
100	714	-	714
150	1,375	-	1,375
200	2,087	-	2,087
250	2,800	-	2,800

(1)	A decline in interest rates would not have a material impact on our net investment income.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes as of June 30, 2016, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facility, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

 Item 4. Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, under the supervision and with the participation of our management, conducted an evaluation of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2015, management concluded that there was a material weakness in internal control over financial reporting related to the reconciliation of the components of distributions in the statement of changes in net assets and net assets within the balance sheet. In response to the material weakness identified, management developed and implemented a remediation plan to address the underlying causes of the material weakness.

The remediation plan included the development and formal documentation of policies and procedures related to our account reconciliation process for components of net assets and distributions, which was enhanced (1) to ensure the proper reclassification entries are recorded to account for the tax character of, and basis differences between tax and GAAP and (2) to ensure the beginning of the quarter and normal, recurring elements of changes in net assets appropriate to the account, equal the reconciled balance at the end of the quarter for components of net assets and distributions.

During the six months ended June 30, 2016, we implemented the new internal control procedures described above to address the previously identified material weakness as of December 31, 2015. After completing our testing of the design and operating effectiveness of our control enhancements, we concluded that we have remediated the previously identified material weakness as of June 30, 2016.

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2016. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2016, we issued 1,998 shares of common stock to shareholders in connection with our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $26 thousand.

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

Dated: August 5, 2016	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
11.1	Computation of Per Share Earnings for OFS Capital Corporation (included in the notes to the financial statements contained in this report)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

