Form 10-Q
period 2016-09-30
OFS Capital Corp
filed 2016-11-04
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 2, 2016 was 9,697,210.

OFS CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $166,634 and $175,529, respectively)	$164,606	$177,290
Affiliate investments (amortized cost of $66,686 and $63,113, respectively)	68,826	66,393
Control investments (amortized cost of $24,994 and $13,613, respectively)	25,737	13,613
Total investments at fair value (amortized cost of $258,154 and $252,255, respectively)	259,169	257,296
Cash and cash equivalents	27,989	32,714
Interest receivable	1,056	789
Prepaid expenses and other assets	4,008	3,877
Total assets	$292,222	$294,676

Liabilities
SBA debentures (net of deferred debt issuance costs of $3,133 and $3,420, respectively)	$146,747	$146,460
Interest payable	391	1,548
Management and incentive fees payable	1,937	2,238
Administration fee payable	366	488
Accrued professional fees	423	433
Other liabilities	148	497
Total liabilities	150,012	151,664

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,697,210 and 9,691,170 shares issued and outstanding as of September 30, 2016, and December 31, 2015, respectively	97	97
Paid-in capital in excess of par	134,522	134,446
Accumulated undistributed net investment income	5,230	4,612
Accumulated undistributed net realized gain (loss)	1,346	(1,184)
Net unrealized appreciation on investments	1,015	5,041
Total net assets	142,210	143,012

Total liabilities and net assets	$292,222	$294,676

Number of shares outstanding	9,697,210	9,691,170
Net asset value per share	$14.67	$14.76

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Investment income
Interest income
Non-control/non-affiliate investments	$4,355	$5,387	$13,522	$17,319
Affiliate investments	1,643	1,308	5,000	4,062
Control investment	582	—	1,413	—
Total interest income	6,580	6,695	19,935	21,381
Dividend income
Non-control/non-affiliate investments	102	185	264	333
Affiliate investments	343	406	1,166	1,016
Control investments	83	—	194	—
Total dividend income	528	591	1,624	1,349
Fee income
Non-control/non-affiliate investments	169	310	1,164	448
Affiliate investments	48	92	87	213
Control investments	34	—	75	—
Total fee income	251	402	1,326	661

Total investment income	7,359	7,688	22,885	23,391

Expenses
Interest expense	1,320	1,185	3,936	5,646
Management fees	1,120	1,120	3,324	4,101
Incentive fee	817	908	2,407	1,514
Professional fees	260	262	877	857
Administration fee	255	281	1,009	1,148
General and administrative expenses	290	302	923	994

Total expenses	4,062	4,058	12,476	14,260

Net investment income	3,297	3,630	10,409	9,131

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments (2015 revised - Note 2)	58	235	2,624	200
Net realized gain on affiliate investments	—	—	—	1,471
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments (2015 revised - Note 2)	(538)	(2,096)	(3,668)	(241)
Net change in unrealized appreciation/depreciation on affiliate investments	(363)	(348)	79	1,494
Net change in unrealized appreciation/depreciation on control investment	(66)	—	(439)	—

Net gain (loss) on investments	(909)	(2,209)	(1,404)	2,924

Net increase in net assets resulting from operations	$2,388	$1,421	$9,005	$12,055

Net investment income per common share - basic and diluted	$0.34	$0.38	$1.07	$0.94
Net increase in net assets resulting from operations per common share - basic and diluted	$0.25	$0.15	$0.93	$1.25
Distributions declared per common share	$0.34	$0.34	$1.02	$1.02
Basic and diluted weighted average shares outstanding	9,694,353	9,675,930	9,692,634	9,663,418

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Increase in net assets resulting from operations:
Net investment income	$10,409	$9,131
Net realized gain on investments (2015 revised - Note 2)	2,624	1,671
Net change in unrealized appreciation/depreciation on investments (2015 revised - Note 2)	(4,028)	1,253
Net increase in net assets resulting from operations	9,005	12,055
Distributions to shareholders from:
Accumulated net investment income (2015 revised - Note 2)	(9,886)	(9,856)
Accumulated net realized gain (2015 revised - Note 2)	—	—
Total distributions to shareholders	(9,886)	(9,856)
Common stock transactions:
Reinvestment of shareholder distributions	79	449
Net increase in net assets resulting from capital transactions	79	449
Net increase (decrease) in net assets	(802)	2,648
Net assets:
Beginning of period	$143,012	$137,471
End of period	$142,210	$140,119
Accumulated undistributed net investment income (2015 revised - Note 2)	$5,230	$1,379
Common stock activity:
Shares issued from reinvestment of shareholder distributions	6,040	39,295
Shares issued and outstanding at beginning of period	9,691,170	9,650,834
Shares issued and outstanding at end of period	9,697,210	9,690,129

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$9,005	$12,055
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized gain on investments(1)	(2,624)	(1,671)
Net change in unrealized appreciation/depreciation on investments(1)	4,028	(1,253)
Amortization of discounts and premiums, net	(790)	(913)
Amortization of deferred loan amendment and other fee revenue	(372)	(448)
Proceeds from collection of deferred loan fee revenue	107	58
Payment-in-kind interest and dividend income	(1,903)	(1,983)
Amortization and write-off of deferred debt issuance costs	330	2,004
Amortization of intangible asset	146	146
Purchase and origination of portfolio investments	(40,179)	(78,578)
Proceeds from principal payments on portfolio investments	37,137	61,904
Proceeds from sale or redemption of portfolio investments	2,115	97,687
Proceeds from distribution received from portfolio company	—	51
Changes in operating assets and liabilities:
Interest payable	(1,157)	(967)
Management and incentive fees payable	(301)	800
Administration fee payable	(122)	8
Other assets and liabilities	(338)	147
Net cash provided by operating activities	5,082	89,047

Cash Flows From Financing Activities
Distributions paid to shareholders	(9,807)	(9,407)
Borrowings under revolving line of credit	—	1,217
Repayments under revolving line of credit	—	(73,829)
Draw down on SBA debentures	—	22,585
Payment of debt issuance costs	—	(548)
Payment of common stock offering costs	—	(4)
Net cash used in financing activities	(9,807)	(59,986)

Net increase (decrease) in cash and cash equivalents	(4,725)	29,061

Cash and cash equivalents — beginning of period	32,714	12,447
Cash and cash equivalents — end of period	$27,989	$41,508

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$4,731	$4,609
Reinvestment of shareholder distributions	$79	$449

(1)
2015 includes the effects of a revision to the 2015 consolidated statement of operations. The revision had no impact on net cash provided by operating activities for the nine months ended September 30, 2015. See Note 2 for more details.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
September 30, 2016
(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investments
Accurate Group Holdings, Inc. (3)	Offices of Real Estate Appraisers
Subordinated Loan		13.00%	N/A	8/23/2018	$10,000	$10,037	$10,000	7.0%

Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan		10.25%	(L +9.00%)	12/26/2020	3,500	3,467	3,473	2.4

AssuredPartners, Inc	Insurance Agencies and Brokerages
Senior Secured Term Loan		10.00%	(L +9.00%)	10/20/2023	5,000	4,849	4,969	3.5

BCC Software, LLC (3)	Custom Computer Programming Services
Senior Secured Term Loan		9.00%	(L +8.00%)	6/20/2019	5,542	5,497	5,514	3.9
Senior Secured Revolver (8) (2)		N/A	(L +8.00%)	6/20/2019	—	(9)	(6)	—
					5,542	5,488	5,508	3.9
Community Intervention Services, Inc. (3)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (5)(8)(9)		10.0% cash / 3.0% PIK	N/A	1/16/2021	6,722	6,664	5,433	3.8

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Term Loan		11.50%	(P +8.00%)	5/8/2019	4,000	3,973	3,997	2.8

C7 Data Centers, Inc. (3)	Other Computer Related Services
Senior Secured Term Loan (7)		12.42%	(L +8.50%)	6/22/2020	13,850	13,781	13,674	9.6
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Term Loan		8.50%	(L +7.25%)	8/27/2018	4,158	4,142	4,003	2.8

Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Term Loan A		5.50%	(L +4.50%)	2/7/2018	2,061	2,053	2,043	1.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2016
(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Intelli-Mark Technologies, Inc.(3)	Other Travel Arrangement and Reservation Services
Senior Secured Term Loan (9)		13.00%	N/A	11/23/2020	$8,750	$8,678	$8,857	6.2%
Common Equity (2,553,089 shares) (8)						1,500	1,755	1.2
					8,750	10,178	10,612	7.4
Intrafusion Holding Corp. (3)	Other Outpatient Care Centers
Senior Secured Term Loan B (6)		11.48%	(L +6.75%)	9/25/2020	14,250	14,204	14,393	10.1

Jobson Healthcare Information, LLC (3)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan (9)		10.13% cash / 2.795% PIK	(L +10.925%)	7/21/2019	14,505	14,288	13,362	9.4
Warrants (1,056,428 member units (8)						454	119	0.1
					14,505	14,742	13,481	9.5
Maverick Healthcare Equity, LLC (3)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (8)						900	1,572	1.1
Class A Common Equity (1,250,000 units) (8)						—	235	0.2
						900	1,807	1.3
MN Acquisition, LLC (3)	Software Publishers
Senior Secured Term Loan		10.50%	(L + 9.50%)	8/24/2021	4,995	4,896	4,896	3.4
My Alarm Center, LLC (3)	Security Systems Services (except Locksmiths)
Senior Secured Term Loan		12.00%	(L +11.00%)	7/9/2019	6,250	6,013	6,159	4.3
Class A Preferred Equity (100 units) (8)						203	217	0.2
Class A-1 Preferred Equity (25 units) (8)						44	44	—
					6,250	6,260	6,420	4.5
MYI Acquiror Limited (4)	Insurance Agencies and Brokerages
Senior Secured Term Loan A		5.75%	(L +4.50%)	5/28/2019	4,686	4,680	4,609	3.2

NHR Holdings, LLC	Other Telecommunications
Senior Secured Term Loan A		5.50%	(L +4.25%)	11/30/2018	1,425	1,416	1,405	1.0
Senior Secured Term Loan B		5.50%	(L +4.25%)	11/30/2018	1,445	1,436	1,425	1.0
					2,870	2,852	2,830	2.0
NVA Holdings, Inc.	Veterinary Services
Senior Secured Term Loan		8.00%	(L +7.00%)	8/14/2022	650	650	650	0.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2016
(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
O2 Holdings, LLC (3)	Fitness and Recreational Sports Centers
Senior Secured Term Loan		11.53%	(L +11.00%)	9/2/2021	$9,500	$9,413	$9,418	6.6%

Planet Fitness Midwest LLC (3)	Fitness and Recreational Sports Centers
Senior Secured Term Loan		13.00%	N/A	12/16/2021	5,000	4,953	4,972	3.5

Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Other Information Services
Senior Secured Term Loan		6.75% cash / 1.0% PIK	(L +6.50%)	8/27/2017	2,503	2,490	2,391	1.7

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Term Loan		8.25%	(L +7.25%)	10/3/2022	2,000	1,996	1,817	1.3
Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		12.34%	(L +11.50%)	7/24/2019	4,212	4,141	4,189	2.9

smarTours, LLC (3)	Tour Operators
Senior Secured Loan		9.25%	N/A	10/11/2018	2,439	2,418	2,439	1.8
Preferred Equity A (500,000 units) (8)						439	874	0.6
					2,439	2,857	3,313	2.4
Southern Technical Institute, LLC (3)	Colleges, Universities, and Professional Schools
Subordinated Loan		9.0% cash / 4.0% PIK	(L +12.00%)	12/2/2020	3,398	3,326	3,181	2.3
1,764,720 Class SP-1 Units in Southern Technical Holdings, LLC, 15.75% PIK (8)						1,863	1,694	1.2
Class A Warrants (2,174,905 units) (8)						46	33	—
					3,398	5,235	4,908	3.5
Stancor, L.P. (3)	Pump and Pumping Equipment Manufacturing
Senior Secured Term Loan		9.75%	(L +9.00%)	8/19/2019	9,818	9,744	9,583	6.7
1,250,000 Class A Units in SCT Holdings, LLC, 8% PIK (8)						1,473	1,092	0.8
					9,818	11,217	10,675	7.5
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Term Loan		8.75%	(L +7.75%)	11/8/2021	4,000	3,873	3,734	2.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2016
(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
United Biologics Holdings, LLC (3)	Medical Laboratories
Subordinated Loan		12.0% cash / 2.0% PIK	N/A	3/5/2017	$4,166	$4,124	$3,940	2.8%
Subordinated Loan		8.0% PIK	N/A	3/1/2018	6	6	6	—
Class A-1 Units (2,686 units) and Kicker Units (2,015 units) (8)						9	15	—
Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units) (8)						8	13	—
Class A-2 Kicker Units (147,086 units) (8)						—	—	—
Class A Warrants (10,160 units) (8)						67	3	—
Class B Warrants (15,238 units) (8)						7	4	—
					4,172	4,221	3,981	2.8
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Term Loan		6.50%	(L +5.25%)	11/30/2017	2,440	2,422	2,410	1.7

Total Non-control/Non-affiliate Investments					161,271	166,634	164,606	115.6
Affiliate Investments
All Metals Holding, LLC (3)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Term Loan		11.00%	N/A	3/31/2021	12,067	11,634	12,034	8.5
Subordinated Loan		14.0% PIK	N/A	11/15/2016	1,234	1,216	1,836	1.3
Performance Fee (8)						79	90	0.1
Common Equity (166,049 member units) (8)						370	492	0.3
					13,301	13,299	14,452	10.2
Contract Datascan Holdings, Inc. (3)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	8,000	7,979	7,892	5.6
Preferred Equity A (3,061 shares, 10% PIK) (8)						3,677	3,901	2.7
Common Equity (11,273 shares) (8)						104	607	0.4
					8,000	11,760	12,400	8.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2016
(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Master Cutlery, LLC (3)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2020	$4,742	$4,720	$4,621	3.3%
3,723 Preferred Equity A units in MC Parent, LLC, 5% cash, 3% PIK (8)						3,807	1,747	1.2
15,564 Common Equity units in MC Parent, LLC (8)						—	—	—
					4,742	8,527	6,368	4.5
NeoSystems Corp. (3)	Other Accounting Services
Subordinated Loan		10.50% cash / 2.25% PIK	N/A	8/13/2019	4,061	4,039	3,956	2.8
Convertible Preferred Stock (521,962 shares, 10% PIK) (8)						1,227	1,225	0.9
					4,061	5,266	5,181	3.7
Pfanstiehl Holdings, Inc. (3)	Pharmaceutical Preparation Manufacturing
Subordinated Loan (9)		10.50%	N/A	9/29/2021	3,788	3,834	3,845	2.7
Class A Common Equity (400 shares)						217	4,350	3.1
					3,788	4,051	8,195	5.8
Strategic Pharma Solutions, Inc. (3)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan		11.25%	(L +10.00%)	12/18/2020	8,411	8,340	8,304	5.8
1,191 Class A Units in Strategic Pharma Solutions Holdings, LLC, 6% PIK (8)						1,886	2,147	1.5
					8,411	10,226	10,451	7.3
TRS Services, LLC (3)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Term Loan		9.75% cash / 1.5% PIK	(L +10.25%)	12/10/2019	9,798	9,580	9,563	6.8
329,266 Class AA Units in IGT Holdings, LLC, 15% PIK (8)						333	347	0.2
3,000,000 Class A Units in IGT Holdings, LLC, 11% PIK (8)						3,072	1,869	1.3
3,000,000 Common Units in IGT Holdings, LLC (8)						572	—	—
					9,798	13,557	11,779	8.3
Total Affiliate Investments					52,101	66,686	68,826	48.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2016
(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Control Investments
Malabar International (3)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		11.25% cash / 2.0% PIK	N/A	11/13/2021	$7,578	$7,604	$7,570	5.3%
Preferred Stock (1,644 shares, 6% cash)						4,283	4,923	3.5
					7,578	11,887	12,493	8.8
Mirage Trailers LLC (3)	Travel Trailer and Camper Manufacturing
Senior Secured Term Loan		12.50%	(L +11.50%)	11/25/2020	9,962	9,878	9,917	7.0
554 common equity shares in MTE Holding Corp.						3,069	3,327	2.3
					9,962	12,947	13,244	9.3
Total Control Investment					17,540	24,834	25,737	18.1

Total Investments					$230,912	$258,154	$259,169	182.2%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2016
(Dollar amounts in thousands)

(1)
The majority of investments bear interest at a variable rate indexed to the London Interbank Offered Rate ("LIBOR") (L) or Prime (P), and reset monthly, quarterly, or semi-annually. Substantially all of the Company's LIBOR referenced investments are subject to an interest rate floor. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at September 30, 2016. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(2)	The negative fair value is the result of the unfunded commitment being below par.

(3)	Investments held by OFS SBIC I, LP. All other investments pledged as collateral under the PWB Credit Facility.

(4)
Non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended ("1940 Act"). Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of September 30, 2016, 98.4% of the Company's assets were qualifying assets.

(5)	Non-accrual loan

(6)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 11.48% at September 30, 2016, includes additional interest of 2.23% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(7)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 12.42% at September 30, 2016, includes additional interest of 2.92% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(8)	Non-income producing.

(9)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2016:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 3.00%	13.00% or 10.00%	3.00%
Intelli-Mark Technologies, Inc.	Senior Secured Term Loan	0% or 2.00%	13.00% or 11.50%	2.00%
Jobson Healthcare Information, LLC	Senior Secured Term Loan	0% or 2.795%	10.13% or 12.925%	2.795%
United Biologics Holdings, LLC	Subordinated Loan	0% or 2.00%	14.00% or 12.00%	2.00%

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2015
(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investments
Accurate Group Holdings, Inc. (3)	Offices of Real Estate Appraisers
Subordinated Loan		12.50%	N/A	8/23/2018	$10,000	$10,050	$9,940	7.0%

A.C.T. Lighting, Inc. (3)	Electrical Apparatus and Equipment, Wiring Supplies, and Related
Subordinated Loan		12.00% cash / 2.0% PIK	N/A	7/24/2019	3,574	3,558	3,559	2.5

All Metals Holding, LLC (3)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Term Loan		10.50%	N/A	12/30/2019	9,900	9,765	9,697	6.8
Common Equity (69,464 member units) (9)						69	259	0.2
					9,900	9,834	9,956	7.0
AssuredPartners, Inc. (3)	Insurance Agencies and Brokerages
Senior Secured Term Loan		10.00%	(L +9.00%)	10/22/2023	3,000	2,883	2,894	2.0

B+B SmartWorx Inc. (f/k/a B&B Electronics Manufacturing Company)	Communications Equipment Manufacturing
Senior Secured Term Loan A		6.50%	(L +5.00%)	3/31/2016	2,257	2,257	2,257	1.6

BCC Software, LLC (3)	Custom Computer Programming Services
Senior Secured Term Loan		9.00%	(L +8.00%)	6/20/2019	6,573	6,504	6,355	4.4
Senior Secured Revolver (9)		N/A	(L +8.00%)	6/20/2019	—	(11)	(36)	—
					6,573	6,493	6,319	4.4
Community Intervention Services, Inc. (f/k/a South Bay Mental Health Center, Inc.) (3)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (10)		10.0% cash / 3.0% PIK	N/A	1/16/2021	6,672	6,610	6,456	4.5

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Term Loan		10.25%	(L +9.00%)	5/8/2019	4,000	3,965	3,893	2.7

C7 Data Centers, Inc. (3)	Other Computer Related Services
Senior Secured Term Loan (7)		13.25%	(L +8.50%)	6/22/2020	11,850	11,828	11,508	8.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2015
(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Term Loan		6.00%	(L +4.75%)	8/27/2016	$4,551	$4,534	$4,506	3.2

HealthFusion, Inc. (3)(8)	Software Publishers
Senior Secured Loan		13.00%	N/A	10/7/2018	4,750	4,711	4,893	3.4
Common Stock Warrants (2,007,360 shares) (9)						—	2,560	1.8
					4,750	4,711	7,453	5.2

Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Term Loan A		5.50%	(L +4.50%)	2/7/2018	2,248	2,242	2,180,000	1.5

Intelli-Mark Technologies, Inc.(3)	Other Travel Arrangement and Reservation Services
Senior Secured Term Loan (9)		13.00%	N/A	11/23/2020	8,750	8,664	8,664	6.1
Common Equity (2,553,089 shares) (9)						1,500	1,500	1.0
					8,750	10,164	10,164	7.1
Intrafusion Holding Corp. (3)	Other Outpatient Care Centers
Senior Secured Term Loan B (6)		12.84%	(P +5.75%)	9/25/2020	14,250	14,196	14,059	9.8

Jobson Healthcare Information, LLC (3)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan (10)		10.13% cash / 2.795% PIK	(L +10.925%)	7/21/2019	14,741	14,456	14,128	9.9
Warrants (1,056,428 member units) (9)						454	320	0.2
					14,741	14,910	14,448	10.1
Maverick Healthcare Equity, LLC (3)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (9)						900	1,694	1.2
Class A Common Equity (1,250,000 units) (9)						—	257	0.2
					—	900	1,951	1.4
My Alarm Center, LLC (3)	Security Systems Services (except Locksmiths)
Senior Secured Term Loan		12.00%	(L +11.00%)	7/9/2019	5,000	5,000	5,000	3.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2015
(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
MYI Acquiror Limited (4)	Insurance Agencies and Brokerages
Senior Secured Term Loan A		5.75%	(L +4.50%)	5/28/2019	$4,826	$4,815	$4,710	3.3

NHR Holdings, LLC	Other Telecommunications
Senior Secured Term Loan A		5.50%	(L +4.25%)	11/30/2018	1,900	1,886	1,843	1.3
Senior Secured Term Loan B		5.50%	(L +4.25%)	11/30/2018	1,926	1,912	1,868	1.3
					3,826	3,798	3,711	2.6
Phoenix Brands LLC (5)	Soap and Other Detergent Manufacturing
Senior Secured Term Loan A (9)		9.25%	(L +7.75%)	1/29/2016	939	937	798	0.6

Physiotherapy Associates Holding, Inc.	Other Outpatient Care Centers
Senior Secured Term Loan		9.50%	(L +8.50%)	6/4/2022	1,000	991	972	0.7

Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Other Information Services
Senior Secured Term Loan		6.75% cash / 2.0% PIK	(L +7.50%)	8/27/2017	2,578	2,564	2,433	1.7

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Term Loan		8.25%	(L +7.25%)	10/3/2022	2,000	1,995	1,940	1.4

Riveron Consulting, LLC (3)	Administrative Management and General Management Consulting
Subordinated Loan		13.25%	N/A	3/25/2020	10,000	9,915	9,952	7.0

Sentry Centers Holdings, LLC (3)	Other Professional, Scientific, and Technical Services
Senior Secured Loan		14.00%	N/A	5/29/2020	6,105	6,012	6,411	4.5

smarTours, LLC (3)	Tour Operators
Senior Secured Loan		9.25%	N/A	10/11/2018	2,439	2,410	2,429	1.7
Preferred Equity A (500,000 units) (9)						439	769	0.5
					2,439	2,849	3,198	2.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2015
(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Southern Technical Institute, LLC (3)	Colleges, Universities, and Professional Schools
Subordinated Loan		10.75% cash / 2.0% PIK	(L +11.75%)	12/2/2020	$5,026	$5,005	$4,786	3.3

Stancor, L.P. (3)	Pump and Pumping Equipment Manufacturing
Senior Secured Term Loan		8.75%	(L +8.00%)	8/19/2019	11,536	11,463	11,227	7.9
1,250,000 Class A Units in SCT Holdings, LLC, 8% PIK (9)						1,390	1,525	1.1
					11,536	12,853	12,752	9.0
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Term Loan		8.75%	(L +7.75%)	11/6/2021	3,000	2,971	2,892	2.0

United Biologics Holdings, LLC (3)	Medical Laboratories
Subordinated Loan (10)		12.0% cash / 2.0% PIK	N/A	3/5/2017	4,104	4,074	3,677	2.6
Class A-1 Units (2,686 units) and Kicker Units (2,015 units) (9)						9	—	—
Class A-1 Warrants (2,272 units) and Kicker Warrants (1,704 units) (9)						8	—	—
Class A Warrants (10,160 units) (9)						67	—	—
Class B Warrants (15,238 units) (9)						7	—	—
					4,104	4,165	3,677	2.6

VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Term Loan		6.50%	(L +5.25%)	11/30/2017	2,543	2,524	2,515	1.8
Total Non-control/Non-affiliate Investments					172,038	175,529	177,290	124.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2015
(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Affiliate Investments
Contract Datascan Holdings, Inc. (3)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	$5,350	$5,325	$5,236	3.7
Preferred Equity A (2,463 shares, 10% PIK) (9)						2,712	2,772	1.9
Common Equity (9,069 shares) (9)						—	444	0.3
					5,350	8,037	8,452	5.9
Malabar International (3)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		12.5% cash / 2.5% PIK	N/A	5/21/2017	7,450	7,487	7,496	5.2
Preferred Stock (1,644 shares, 6% cash)						4,283	5,316	3.7
					7,450	11,770	12,812	8.9
Master Cutlery, LLC (3)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2020	4,777	4,752	4,705	3.3
3,723 Preferred Equity A units in MC Parent, LLC, 5% cash, 3% PIK (9)						3,647	3,015	2.1
15,564 Common Equity units in MC Parent, LLC (9)						—	167	0.1
					4,777	8,399	7,887	5.5
NeoSystems Corp. (3)	Other Accounting Services
Subordinated Loan		10.5% cash / 1.25% PIK	N/A	8/13/2019	4,632	4,600	4,619	3.2
Convertible Preferred Stock (521,962 shares, 10% PIK) (9)						1,138	2,481	1.7
					4,632	5,738	7,100	4.9
Pfanstiehl Holdings, Inc. (3)	Pharmaceutical Preparation Manufacturing
Subordinated Loan (10)		13.50%	N/A	9/29/2018	3,788	3,851	3,814	2.7
Class A Common Equity (400 shares)						217	1,884	1.3
					3,788	4,068	5,698	4.0
Strategic Pharma Solutions, Inc. (3)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan		11.00%	(L +10.00%)	12/18/2020	8,937	8,848	8,848	6.2
1,191 Class A Units in Strategic Pharma Solutions Holdings, LLC, 6% PIK (9)						1,804	1,804	1.3
					8,937	10,652	10,652	7.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2015
(Dollar amounts in thousands)

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
TRS Services, LLC (3)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Term Loan		10.25%	(L +9.25%)	12/10/2019	$10,410	$10,339	$10,277	7.2
Delayed Draw Senior Secured Term Loan		10.25%	(L +9.25%)	12/10/2019	741	739	732	0.5
3,000,000 Class A Units in IGT Holdings, LLC, 11% PIK (9)						2,799	2,757	1.9
3,000,000 Common Units in IGT Holdings, LLC (9)						572	26	—
					11,151	14,449	13,792	9.6
Total Affiliate Investments					46,085	63,113	66,393	46.3

Control Investment
Mirage Trailers LLC (3)	Travel Trailer and Camper Manufacturing
Senior Secured Term Loan		12.50%	(L +11.50%)	11/25/2020	10,648	10,544	10,544	7.4
554 common equity shares in MTE Holding Corp.) (9)						3,069	3,069	2.0
					10,648	13,613	13,613	9.4
Total Control Investment					10,648	13,613	13,613	9.4

Total Investments					$228,771	$252,255	$257,296	179.9%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2015
(Dollar amounts in thousands)

(1)
The majority of investments bear interest at a variable rate indexed to the London Interbank Offered Rate ("LIBOR") (L) or Prime (P), and reset monthly or quarterly. All of the Company's LIBOR referenced investments are subject to an interest rate floor. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2015. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(2)	The negative fair value is the result of the unfunded commitment being valued below par.

(3)	Investments held by OFS SBIC I, LP. All other investments pledged as collateral under the PWB Credit Facility.

(4)
Non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended ("1940 Act"). Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 96.3 % of the Company's assets were qualifying assets.

(5)	Non-accrual loan.

(6)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 12.84% at December 31, 2015, includes additional interest of 3.59% per annum as specified under the contractual arrangement among the Company and the co-lenders.

(7)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 13.25% at December 31, 2015, includes additional interest of 3.75% per annum as specified under the contractual arrangement among the Company and the co-lenders.

(8)
In January 2016, HealthFusion, Inc. was purchased, at which time the Common Stock Warrants were redeemed and the Senior Secured Loan was repaid at par. In connection with the loan repayment, the Company received a prepayment penalty of $143. The Common Stock Warrants were redeemed for total consideration of $2,385, which included a cash payment of $2,115 and an additional amount held in escrow valued at $270 to be released 50% in one year and the remaining amount in approximately two years. In addition, the Company could receive an earn-out payment of up to approximately $230 to $460 in 2017.

(9)	Non-income producing.

(10)
The interest rate includes a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2015.

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

In addition, OFS Advisor also serves as the investment adviser for Hancock Park Corporate Income, Inc. (“Hancock Park”), a corporation formed under the laws of the State of Maryland in December 2015, and that has elected to be treated as a BDC in July 2016. Hancock Park’s investment objective is similar to that of the Company, which is to provide shareholders with current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments.

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

Note 2. Correction of Error

In the fourth quarter of 2015, the Company discovered and corrected errors impacting the classification of certain components of consolidated net assets as of December 31, 2014 and 2013, and distributions reported on the consolidated statement of changes in net assets for the year ended December 31, 2014. These reclassifications had no effect on total net assets or net asset value per share. The purpose of the reclassifications was to properly report the tax character of, and basis differences between tax and accounting principles generally accepted in the United States of America (“GAAP”) in (i) accumulated shareholder distributions, (ii) accumulated undistributed net investment income, (iii) accumulated net realized gains/losses, and (iv) net unrealized appreciation (depreciation) on investments. Accordingly, the Company has revised its December 31, 2014, consolidated balance sheet and statement of changes in net assets for the years ended December 31, 2014 and 2013, and for each interim period within the year ended December 31, 2015. The effect of the reclassifications on the consolidated statement of net assets as of September 30, 2015, the consolidated statement of changes in net assets for the nine months ended September 30, 2015, and the consolidated statement of operations for the three and nine months ended September 30, 2015 were as follows:

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

Summary of revisions to the Statement of Net Assets

	As Previously Reported		Revised
	September 30, 2015	Revisions	September 30, 2015
Net Assets
Preferred stock	$—	$—	$—
Common stock	97	—	97
Paid-in capital in excess of par	143,830	(6,950)	136,880
Accumulated undistributed (distributions in excess of) net investment income	(8,276)	9,655	1,379
Accumulated undistributed net realized gain (loss)	3,466	(1,790)	1,676
Net unrealized appreciation (appreciation) on investments	1,002	(915)	87
Total net assets	$140,119	$—	$140,119

Summary of revisions to the Statement of Changes in Net Assets (affected components)

	As Previously Reported		Revised
	Nine Months Ended September 30, 2015	Revisions	Nine Months Ended September 30, 2015
Distributions to shareholders from:
Accumulated net investment income	$(9,563)	$(293)	$(9,856)
Accumulated net realized gains	(293)	293	—
Total distributions to shareholders	$(9,856)	$—	$(9,856)

Net assets:
Beginning of period	$137,471	$—	$137,471
End of period	$140,119	$—	$140,119
Accumulated undistributed (distributions in excess of) net investment income	$(8,276)	$9,655	$1,379

Summary of revisions to Statement of Operations (affected components)

	Previously Reported		Revised
	Three Months Ended September 30, 2015	Revisions	Three Months Ended September 30, 2015
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	$254	$(19)	$235
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(2,115)	19	(2,096)
Net change in unrealized appreciation/depreciation on affiliate investments	(348)	—	(348)
Net gain on investments	$(2,209)	$—	$(2,209)

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

	Previously Reported		Revised
	Nine Months Ended September 30, 2015	Revisions	Nine Months Ended September 30, 2015
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	$3,132	$(2,932)	$200
Net realized gain on affiliate investments	1,471	—	1,471
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(3,173)	2,932	(241)
Net change in unrealized appreciation/depreciation on affiliate investments	1,494	—	1,494
Net gain on investments	$2,924	$—	$2,924

Note 3. Summary of Significant Accounting Policies

Basis of presentation: The Company prepares its consolidated financial statements in accordance with GAAP, including Accounting Standards Codification Topic 946, Financial Services–Investment Companies, and the requirements for reporting on Form 10-Q, the 1940 Act, and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Principles of consolidation: The Company consolidates majority-owned investment company subsidiaries. The Company does not own any controlled operating company whose business consists of providing services to the Company, which would also require consolidation. All intercompany balances and transactions are eliminated upon consolidation.

Fair value of financial instruments: The Company applies fair value to substantially all of its financial instruments. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the entirety of the Company’s investments.

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

Investment classification:  The Company classifies its investments in accordance with the 1940 Act. The 1940 Act defines “Control Investments” as investments in those companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of board representation, “Affiliate Investments” as investments in those companies in which the Company owns between 5% and 25% of the voting securities, and “Non-Control/Non-Affiliate Investments” as those that neither qualify as Control Investments nor Affiliate Investments.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

Additionally, the Company adopted the North American Industry Classification System in the first quarter of 2016 for the purpose of industry classification of the Company's investments on the accompanying schedule of investments. The December 31, 2015 schedule of investments has been conformed to the September 30, 2016 presentation.

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

Liquidity risk - Liquidity risk represents the possibility that the Company may not maintain sufficient cash balances or access to cash to meet loan and other commitments as they become due. See Note 8 for further details.

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

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents was $27,570 and $32,612 held in a US Bank Money Market Deposit Account as of September 30, 2016, and December 31, 2015, respectively.

Revenue recognition:

Interest Income: Interest income is recorded on an accrual basis. Recognized interest income, if payable monthly or quarterly, is reported as interest receivable until collected. Recognized interest income due at maturity or at another stipulated date (“PIK interest”) is recorded as an adjustment to the amortized cost basis of the investment. The Company accrues interest income until events occur that place a loan into a non-accrual status (see below). Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “Net Loan Fees”) are capitalized, and the Company accretes or amortizes such amounts as an adjustment to interest income over the life of the respective debt investment using a method that approximates the effective interest method. Unamortized Net Loan Fees are recorded as an adjustment to the amortized cost of the investment. When the Company receives a loan principal payment, the unamortized Net Loan Fees related to the paid principal is accelerated and recognized in interest income. All other interest income is recognized as contractually earned. Further, the Company may acquire or receive warrants or similar equity securities (“Warrants”) in connection with the Company’s acquisition of, or subsequent amendment to, debt investments. The Company determines the cost basis of Warrants based on their fair value, and the fair value of debt investments and other instruments or consideration received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income as described above.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

Unamortized Net Loan Fees on debt investments were $2,468 and $1,885 as of September 30, 2016, and December 31, 2015, respectively. The following table summarizes interest income recognized during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Cash interest income	$5,872	$6,025	$17,781	$19,082
Net Loan Fee amortization	352	333	1,162	1,340
PIK interest income	311	328	868	931
Other interest income	45	9	124	28
Total interest income	$6,580	$6,695	$19,935	$21,381

Dividend Income and Distributions from Portfolio Companies: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities is accrued as earned. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Dividends payable in the form of additional preferred securities or contractually earned but not declared (“PIK dividends”) are recorded as an adjustment to the cost basis of the investment. The Company discontinues accrual of dividends on preferred equity securities when it determines that the dividend may not be collectible. The Company assesses the collectability of the preferred dividends based on many factors including the fair value of the preferred equity security, the valuation of the portfolio company’s enterprise value, and proceeds expected to be received over the life of the investment. The Company may also receive cash distributions from portfolio companies that are taxed as flow-through entities. Each distribution is evaluated to determine whether it should be recorded as income or as a return of capital. Distributions classified as a return of capital are recorded as reductions in the cost basis of the investments. The following table summarizes dividend income recognized during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Preferred equity dividends:
Cash dividends	$82	$80	$410	$212
PIK dividends	396	426	1,032	1,052
Total preferred equity dividends	478	506	1,442	1,264
Common stock dividends	50	85	182	85
Total dividend income	$528	$591	$1,624	$1,349

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

Fee Income: The Company generates revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of its business, the Company receives certain fees from portfolio companies which are non-recurring in nature. Such fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain portfolio companies, which are recognized as earned upon closing of the investment. The following table summarizes fee income recognized during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fee income:
Management, valuation, and other	$69	$33	$167	$111
Prepayment, structuring, and other fees	182	369	1,159	550
Total fee income	$251	$402	$1,326	$661

Net Realized and Unrealized Gain or Loss on Investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the balance sheet date are included in payable for investments purchased on the consolidated balance sheets. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment. Investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net changes in unrealized appreciation/depreciation on investments in the consolidated statements of operations.

Non-accrual loans: Loans on which the accrual of interest income has been discontinued are designated as non-accrual loans and accounted for on a non-accrual cash method. Loans are generally placed on non-accrual status when a loan either: (i) is delinquent for 90 days or more on principal or interest according to the contractual terms of the loan (unless well secured and in the process of collection), or (ii) in the opinion of management, there is reasonable doubt about its collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has been contractually added to the principal balance prior to the designation date, is reversed against current period interest income. Interest payments subsequently received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals are resumed on non-accrual loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. At September 30, 2016, one investment with an amortized cost and fair value of $6,664 and $5,433, respectively, was carried as a non-accrual cash method loan. At December 31, 2015, one investment with an amortized cost and fair value of $937 and $798, respectively, was carried as a non-accrual cash method loan.

Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its investment company taxable income ("ICTI") to its shareholders. The Company has made, and intends to continue to make, the requisite distributions to its shareholders, which generally relieves the Company from U.S. federal income taxes.

Depending on the level of ICTI earned in a tax year, the Company may choose to retain ICTI in an amount less than that which would trigger federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such income. Excise tax liability is recognized when the Company determines its estimated current year annual ICTI exceeds estimated current year distributions.

The Company may utilize wholly-owned holding companies taxed under Subchapter C of the Code when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a BDC. These “tax blocker” entities are consolidated in the Company’s GAAP financial statements and may result in federal income tax expense with respect to income derived from those investments. Such income, net of applicable federal income tax, is not included in the Company’s tax-basis net investment income until distributed by the holding-company subsidiary, which may result in temporary differences and character differences between the Company’s GAAP and tax-basis net investment income

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

and realized gains and losses. Federal income tax expense from such holding-company subsidiaries is included in general and administrative expenses in the consolidated statements of operations.

The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at September 30, 2016, and December 31, 2015. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The intangible asset, net of accumulated amortization of $551 and $405 at September 30, 2016, and December 31, 2015, respectively, is included in prepaid expenses and other assets.

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
Resulted in a $3,420 retrospective reduction of both net deferred financing closing costs and SBA debentures payable in the consolidated balance sheet as of December 31, 2015 and a reduction of amortization and write-off of deferred financing closing costs and corresponding increase in interest expense in the consolidated statement of operations for the three and nine months ended September 30, 2015 of $96 and $2,004, respectively. Net deferred debt issuance costs of $3,133 are presented as a direct deduction from the SBA debentures payable in the consolidated balance sheet as of September 30, 2016. Amortization of deferred debt issuance costs associated with the Company’s SBA debentures was $96 and $200 for the three and nine months months ended September 30, 2016, and is included as interest expense in the consolidated statement of operations. Amortization and write-off of deferred financial costs related to the OFS Capital WM revolving line of credit of $1,804 for the nine months ended September 30, 2016, is also included in interest expense. There was no impact to consolidated earnings as a result of this adoption

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
Net deferred financing closing costs of $110 and $185 associated with the Company's PWB Credit Facility are presented as an asset and included in prepaid expenses and other assets in the consolidated balance sheet as of September 30, 2016 and December 31, 2015, respectively. There was no impact to consolidated earnings as a result of this adoption

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

Note 4. OFS Capital WM

OFS Capital WM, LLC (“OFS Capital WM”), a wholly-owned investment company subsidiary, was formed in August 2010 with the limited purpose of acquiring, managing and financing senior secured loan investments to middle-market companies in the United States. On September 28, 2010, the Company became the owner of OFS Capital WM through a transaction in which it transferred eligible loans—or 100% of its participating interest in certain other loans—to OFS Capital WM in exchange for cash and a 100% equity ownership interest in OFS Capital WM. These loans were managed and serviced by MCF Capital Management, LLC (“MCF”) under a loan and security agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, and Well Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”). MCF charged a management fee of 0.25% per annum of the assigned value of the underlying portfolio investments plus an accrued fee that was deferred until termination of the Loan and Security Agreement on May 28, 2015. The Company incurred management fee expense related to this agreement of $-0- for both the three and nine months ended September 30, 2016, and $173 and $590 for the three and nine months ended September 30, 2015, respectively.

OFS Capital WM Asset Sale and Related Transactions

On May 28, 2015, the Company and OFS Capital WM entered into a Loan Portfolio Purchase Agreement with Madison Capital Funding LLC (“Madison”), an affiliate of MCF, pursuant to which OFS Capital WM sold a portfolio of 20 senior secured debt investments with an aggregate outstanding principal balance of $67,807 as of May 28, 2015 to Madison for $67,309 in cash (the “WM Asset Sale”). On May 28, 2015, the total fair value of the debt investments sold, applying the Company’s March 31, 2015 fair value percentages to the principal balances of the respective investments on the sale date, was approximately $66,703. The determination of the fair value of the Company’s investments is subject to the good faith determination by the Company’s Board, which is conducted no less frequently than quarterly, pursuant to the Company’s valuation policies and GAAP.

On May 28, 2015, pursuant to the Loan and Security Agreement, the Company applied $52,414 from the sale proceeds of the WM Asset Sale to pay in full and retire OFS Capital WM’s secured credit facility with Wells Fargo Bank, N.A. (“WM Credit Facility”). As a result of the termination of the WM Credit Facility, the Company wrote-off the remaining related unamortized deferred financing closing costs of $1,216 on the revolving line of credit, which was included in interest expense for the three and nine months ended September 30, 2015.

On May 28, 2015, in connection with the WM Asset Sale, the Company entered into a Loan Administration Services Agreement with Madison pursuant to which Madison will provide loan servicing and other administrative services to OFS Capital WM with respect to certain of its remaining loan assets. In return for its loan administration services, Madison receives a quarterly loan administration fee of 0.25% per annum based on the average daily principal balances of the loan assets for such quarter. The Company incurred loan administration fee expense of $13 and $39 for the three and nine months ended September 30, 2016, respectively, and $15 and $20 for the three and nine months ended September 30, 2015, respectively.

Note 5. Related Party Transactions

Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an investment advisory and management agreement dated November 7, 2012 ("Advisory Agreement"). Under the terms of the Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of Orchard First Source Asset Management, LLC (“OFSAM”) and a registered investment advisor under the Investment Advisers Act of 1940, as amended.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

The base management fee is payable quarterly in arrears and was $1,120 and $3,324, for the three and nine months ended September 30, 2016, respectively, and $1,120 and $3,813, for the three and nine months ended September 30, 2015, respectively.

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

The Company incurred incentive fee expense of $817 and $2,407 for the three and nine months ended September 30, 2016, respectively. Incentive fees for the three and nine months ended September 30, 2016, included part one incentive fees (based on net investment income) of $817 and $2,546, respectively. Part two incentive fees (based upon net realized and unrealized gains

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

and losses, or capital gains) were $0 and $(139) for the three and nine months ended September 30, 2016, respectively which represented the reversal of the part two incentive fee accrued at December 31, 2015. The Company incurred incentive fee expense of $908 and $1,514 for the three and nine months ended September 30, 2015, respectively, which consisted entirely of part one incentive fees.

License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has agreed to grant the Company a non-exclusive, royalty-free license to use the name “OFS.”

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

Administration fee expense was $255 and $1,009 for the three and nine months ended September 30, 2016, respectively, and $281 and $1,148 for the three and nine months ended September 30, 2015, respectively.

Note 6. Investments

As of September 30, 2016, the Company had loans to 37 portfolio companies, totaling $230,912 in aggregate principal amount, of which 77% were senior secured loans and 23% were subordinated loans, as well as equity investments in 16 of these portfolio companies. The Company also held an equity investment in one portfolio company in which it did not hold a debt interest.

During the nine months ended September 30, 2016, the Company converted $1,765 in principal of a subordinated debt investment into preferred equity units and warrants valued at $1,765 and converted $329 in principal of a senior secured debt investment into preferred equity units valued at $335. In addition, the Company amended a senior secured debt investment for which it received preferred equity units in the same portfolio company valued at $203 and received additional preferred equity units valued at $44 in connection with a $1,250 follow on investment in the same portfolio company. At September 30, 2016, investments consisted of the following:

	Principal Amount	Amortized Cost	Fair Value
Senior secured debt investments	$177,217	$174,896	$174,194
Subordinated debt investments	53,695	53,549	52,280
Equity investments	N/A	29,709	32,695
Total	$230,912	$258,154	$259,169

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

At September 30, 2016, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Amortized Cost		Fair Value
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	$10,178	3.9%	$10,612	4.1%
Security Systems Services (except Locksmiths)	6,260	2.4	6,420	2.5
Tour Operators	2,857	1.1	3,313	1.3
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	14,366	5.6	14,390	5.6
Education Services
Colleges, Universities, and Professional Schools	5,235	2.0	4,908	1.9
Finance and Insurance
Insurance Agencies and Brokerages	13,502	5.2	13,575	5.2
Health Care and Social Assistance
Medical Laboratories	4,221	1.6	3,981	1.5
Other Outpatient Care Centers	14,204	5.5	14,393	5.6
Outpatient Mental Health and Substance Abuse Centers	6,664	2.6	5,433	2.1
Information
Other Information Services	2,490	1.0	2,391	0.9
Other Telecommunications	2,852	1.1	2,830	1.1
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,142	1.6	4,003	1.5
Other Aircraft Parts and Auxiliary Equipment Manufacturing	11,887	4.6	12,493	4.8
Other Basic Inorganic Chemical Manufacturing	4,475	1.7	4,453	1.7
Packaging Machinery Manufacturing	1,996	0.8	1,817	0.7
Pharmaceutical Preparation Manufacturing	4,051	1.6	8,195	3.2
Pump and Pumping Equipment Manufacturing	11,217	4.3	10,675	4.1
Travel Trailer and Camper Manufacturing	12,947	5.0	13,244	5.1
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	13,557	5.3	11,779	4.5
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	3,873	1.5	3,734	1.4
Custom Computer Programming Services	5,488	2.1	5,508	2.1
Other Accounting Services	5,266	2.0	5,181	2.0
Other Computer Related Services	13,781	5.3	13,674	5.3
Other Professional, Scientific, and Technical Services	32,576	12.7	31,594	12.1
Veterinary Services	650	0.3	650	0.3
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.3	1,807	0.7
Office Machinery and Equipment Rental and Leasing	11,760	4.6	12,400	4.8
Offices of Real Estate Appraisers	10,037	3.9	10,000	3.9
Wholesale Trade
Metal Service Centers and Other Metal Merchant Wholesalers	13,299	5.2	14,452	5.6
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,527	3.3	6,368	2.5
	$258,154	100%	$259,169	100%

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

Note 7. Fair Value of Financial Instruments

The Company’s investments are valued at fair value as determined in good faith by Company management under the supervision, and review and approval of the Board. These fair value are determined in accordance with a documented valuation policy and a consistently applied valuation process that includes a review of each investment by an independent valuation firm at least once every 12 months.

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

The Company was unable to obtain sufficient market quotations or indicative prices at September 30, 2016, and December 31, 2015, and followed the multi-step valuation process.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

upon the lowest level of significant input to the valuations. There were no transfers among Level 1, 2 and 3 for the three and nine months ended September 30, 2016 and 2015. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.

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

The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of September 30, 2016, and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at September 30, 2016 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$159,879	Discounted cash flow	Discount rates	6.44% - 17.93% (12.07%)
	.
Subordinated	52,280	Discounted cash flow	Discount rates	10.50% - 27.47% (15.31%)

Equity investments	32,695	Discounted cash flow	Discount rates	15.00% - 30.00% (22.04%)
			EBITDA multiples	4.17x - 8.10x (6.23x)
			Term to Exit	0.25 years - 5.09 years (3.97 years)

(1)	Excludes $14,315 of senior secured debt investments valued at a Transaction Price.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2015 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$109,315	Discounted cash flow	Discount rates	7.11% - 25.00% (12.05%)

Subordinated	64,240	Discounted cash flow	Discount rates	12.56% - 22.34% (15.12%)

Equity investments	23,686	Discounted cash flow	Discount rates	15.00% - 30.00% (20.19%)
			EBITDA multiples	3.98x - 8.08x (6.31x)
			Term to Exit	0.92 years - 5.09 years (3.09 years)

(1)	Excludes $51,122, $0, and $8,933 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.

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

The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2016 and September 30, 2015.

	Nine Months Ended September 30, 2016
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total
Level 3 assets, January 1, 2016	$160,437	$64,240	$32,619	$257,296

Net realized gain (loss) on investments	—	7	2,560	2,567
Net change in unrealized appreciation/depreciation on investments	803	(279)	(4,552)	(4,028)
Purchase and origination of portfolio investments	35,638	3,786	750	40,174
Equity received in connection with purchase of portfolio investments and amendments	(346)	(79)	628	203
Conversion from debt investment to equity investment (Note 6)	(321)	(1,765)	2,086	—
Capitalized PIK interest, dividends, and fees	506	693	1,031	2,230
Proceeds from principal payments on portfolio investments	(22,729)	(14,408)	—	(37,137)
Sale and redemption of portfolio investments	—	—	(2,560)	(2,560)
Amortization of Net Loan Fees	610	180	—	790
Other	(404)	(95)	133	(366)

Level 3 assets, September 30, 2016	$174,194	$52,280	$32,695	$259,169

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2015
	Senior Secured Debt Investments	Subordinated Debt Investments	Equity Investments	Total
Level 3 assets, January 1, 2015	$241,749	$52,453	$18,032	$312,234

Net realized loss on investments (Revised - Note 2)	15	—	1,656	1,671
Net change in unrealized appreciation/depcreciation on investments (Revised - Note 2)	(1,031)	(333)	2,617	1,253
Purchase and originations of portfolio investments	54,087	21,757	5,704	81,548
Capitalized PIK interest, dividends and fees	366	602	1,052	2,020
Proceeds from principal payments on portfolio investments	(58,625)	(3,279)	—	(61,904)
Sale and redemption of portfolio investments	(86,096)	—	(4,368)	(90,464)
Cash distribution received from equity investments	—	—	(51)	(51)
Amortization of Net Loan Fees	901	12	—	913
Conversion from equity investment to debt investment	—	44	(44)	—

Level 3 assets, September 30, 2015	$151,366	$71,256	$24,598	$247,220

The net change in unrealized appreciation/depreciation for the nine months ended September 30, 2016 and 2015 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at those respective period ends was $(904) and $1,306, respectively.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since fair value measurements are only required for a portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. As of September 30, 2016, and December 31, 2015, the carrying value of the Company’s financial instruments, including its debt obligations under its SBA debentures payable, as well as the revolving line of credit (which was terminated on May 28, 2015; see Note 4), approximated their estimated fair value.

Note 8. Commitments and Contingencies

Unfunded commitments as of September 30, 2016, and December 31, 2015 were as follows:

		September 30,	December 31,
Name of Portfolio Company	Investment Type	2016	2015
A.C.T. Lighting, Inc.	Subordinated Loan	$—	$742
BCC Software, LLC	Senior Secured Revolver	1,094	1,094
NeoSystems Corp.	Subordinated Loan	—	1,636
NeoSystems Corp.	Convertible Preferred Stock	—	364
Sentry Centers Holdings, LLC	Senior Secured Loan	1,000	—
TRS Services, LLC	Senior Secured Term Loan	500	—
Total		$2,594	$3,836

From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2016.

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

Under present regulations of the SBIC Act, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350,000. In connection with the SBIC Acquisitions, the Company increased its total commitments to SBIC I LP to $75,000, which became a drop down SBIC fund of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to SBIC I LP. As of September 30, 2016, and December 31, 2015, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA.

On a stand-alone basis, SBIC I LP held $242,038 and $245,147 in assets at September 30, 2016, and December 31, 2015, respectively, which accounted for approximately 83% and 83% of the Company’s total consolidated assets, respectively.

The following table shows the Company’s outstanding SBA debentures payable as of September 30, 2016, and December 31, 2015:

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	September 30, 2016	December 31, 2015
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(3,133)	(3,420)
SBA debentures outstanding, net of unamortized debt issuance costs			$146,747	$146,460

The Company received exemptive relief from the SEC effective November 26, 2013. The exemptive relief allows the Company to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.

The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.43% as of September 30, 2016, and December 31, 2015. Interest expense on the SBA debentures was $1,295 and $3,860 for the three and nine months ended September 30, 2016, respectively, which includes $95 and $286 of debt issuance costs amortization, respectively. Interest expense on the SBA debentures was $1,185 and $3,055 for the three and nine months ended September 30, 2015, respectively, which includes $96 and $200 of debt issuance costs amortization, respectively. The weighted average fixed cash interest rate on the SBA debentures as of September 30, 2016, and December 31, 2015 was 3.18%.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

PWB Credit Facility: On November 5, 2015, the Company entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide the Company with a $15,000 senior secured revolving credit facility (“PWB Credit Facility”). The PWB Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of the Company’s current and future assets excluding assets held by SBIC I LP and the Company’s SBIC I LP and SBIC I GP partnership interests. The PWB Credit Facility matures on November 6, 2017. Advances under the facility bear interest at a fixed rate per annum equal to 4.75%. The Company incurred debt issuance costs of $202 in connection with the closing of the PWB Credit Facility. Deferred debt issuance costs, net of accumulated amortization, was $109 and $185 as of September 30, 2016, and December 31, 2015, respectively. Amortization of debt issuance costs was $26 and $76 for the three and nine months ended September 30, 2016. There have been no advances under the facility as of September 30, 2016.

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

On October 31, 2016, the BLA was amended to, among other things (i) increase the maximum amount available under the PWB Credit Facility from $15 million to $25 million, (ii) extend the maturity date from November 6, 2017 to October 31, 2018, (iii) increase the fixed interest rate from 4.75% to 5.00% per annum, and (iv) exclude subordinated loan investments (as defined in the BLA) from the borrowing base. In connection with the amendment the Company incurred debt issuance costs of $175 and will incur an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion of the PWB Credit Facility in excess of $15 million.

OFS Capital WM Revolving Line of Credit: Prior to the termination of the WM Credit Facility on May 28, 2015 (see Note 4), OFS Capital WM had a $75,000 secured revolving credit facility, as amended from time to time, with Wells Fargo. The WM Credit Facility was secured by all eligible loans acquired by OFS Capital WM, and had a maturity date of December 31, 2018 and a reinvestment period through December 31, 2015. The interest rate on outstanding borrowings was the London Interbank Offered Rate plus 2.50% per annum. The minimum equity requirement was set at $35,000. The interest rate on the outstanding borrowings at December 31, 2014 was 2.76%. The unused commitment fee on the WM Credit Facility was (1) 0.5% per annum of the first $25,000 of the unused facility and (2) 2% per annum of the balance in excess of $25,000, and was included in interest expense on the consolidated statement of operations. Interest expense on the revolving line of credit was $0 and $2,695 for the three and nine months ended September 30, 2015, which includes $0 and $1,908 of amortization and write-off of debt issuance costs, respectively. During the three months ended March 31, 2015, the Company recorded a $430 write-off of debt issuance costs due to a permanent reduction in the facility’s commitment from $100,000 to $75,000. During the three months ended June 30, 2015, the Company incurred a $1,216 write-off of debt issuance costs due to the termination of the facility on May 28, 2015.

Note 10. Federal Income Tax

The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its shareholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements.

The Company has met the required distribution, source of income and asset diversification requirements as of September 30, 2016, and intends to continue meeting these requirements. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income from Company’s equity investments in pass-through entities, PIK dividends that have not yet been declared and paid by underlying portfolio companies, and capital gains and losses and the net creation or utilization of capital loss carryforwards.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. If the tax characteristics of the Company’s $9,886 distributions paid during 2016 were determined as of September 30, 2016, approximately $1,415 would have represented return of capital to its shareholders. The Company utilized $58 and $2,438 of capital loss carryforward during the three and nine months ended September 30, 2016, respectively, and has $319 of non-expiring capital loss carryforward remaining as of September 30, 2016.

The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment of goodwill amortization, excise taxes, and other permanent differences; and temporary differences between GAAP and tax treatment of realized gains and losses, income arising from Company’s equity investments in pass-through entities, PIK dividends, and other temporary differences. These required reclassifications for the three and nine months ended September 30, 2015, were part of the revisions discussed in Note 2 as they had not been reported in previously issued financial statements. Reclassifications for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three months ended September 30, 2016		Nine months ended September 30, 2016
	2016	2015	2016	2015
Paid-in capital in excess of par	$(38)	$18	$(2)	$54
Undistributed net investment income	70	14	97	42
Accumulated net realized gain (loss)	(32)	(32)	(95)	(96)

The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of September 30, 2016, and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Tax-basis amortized cost of investments	$251,971	$247,714
Tax-basis gross unrealized appreciation on investments	14,164	13,826
Tax-basis gross unrealized depreciation on investments	(6,966)	(4,244)
Tax-basis net unrealized appreciation on investments	7,198	9,582
Fair value of investments	$259,169	$257,296

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per share data:
Net asset value per share at beginning of period	$14.76	$14.66	$14.76	$14.24
Distributions from accumulated net investment income (4)(7) (2015 revised - Note 2)	(0.34)	(0.34)	(1.02)	(1.02)
Net investment income	0.34	0.38	1.07	0.94
Net realized gain on non-control/non-affiliate investments (2015 revised - Note 2)	0.01	0.02	0.27	0.02
Net realized gain on affiliate investments	—	—	—	0.15
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments (2015 revised - Note 2)	(0.06)	(0.22)	(0.38)	(0.02)
Net change in unrealized appreciation/depreciation on affiliate investments	(0.04)	(0.04)	0.01	0.15
Net change in unrealized depreciation on control investment	—	—	(0.04)	—
Net asset value per share at end of period	$14.67	$14.46	$14.67	$14.46

Per share market value, end of period	$13.03	$10.24	$13.03	$10.24
Total return based on market value (1)	4.0%	(11.8)%	22.4%	(5.3)%
Total return based on net asset value (2)	1.4%	1.0%	6.2%	8.7%
Shares outstanding at end of period	9,697,210	9,690,129	9,697,210	9,690,129
Weighted average shares outstanding	9,694,353	9,675,930	9,692,634	9,663,418
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$142,645	$140,980	$142,578	$139,250
Net asset value at end of period	$142,210	$140,119	$142,210	$140,119
Net investment income	$3,297	$3,630	$10,409	$9,131
Ratio of total expenses to average net assets (5)	11.4%	11.5%	11.7%	13.7%
Ratio of net investment income to net assets at end of period (5)	9.3%	10.4%	9.8%	8.7%
Portfolio turnover (6)	2.2%	13.0%	15.5%	27.8%

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

(3)
Based on net asset values as the end of the indicated and preceding calendar quarter for three-month periods, and net asset values as the end of the indicated and three preceding calendar quarters for nine-month periods.

(4)	The components of the distributions are presented on an income tax basis.

(5)	Annualized.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales and principal payments or year-to-date purchases over the average of the invested assets at fair value.

(7)
The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the tax characteristics of the Company’s distributions paid during 2016 were determined as of September 30, 2016, approximately $0.15 per share would represent a return of capital.

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

The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its ability to receive distributions from SBIC I LP, which is governed by SBA regulations. Consolidated cash and cash equivalents includes $20,607 held by SBIC I LP, which was not available for distribution at September 30, 2016.

The following table summarizes distributions declared and paid for the nine months ended September 30, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine Months Ended September 30, 2015
March 4, 2015	March 17, 2015	March 31, 2015	$0.34	$3,133	12,106	$148
May 4, 2015	June 16, 2015	June 30, 2015	0.34	3,132	12,834	154
August 6, 2015	September 16, 2015	September 30, 2015	0.34	3,142	14,355	147
			$1.02	$9,407	39,295	$449
Nine Months Ended September 30, 2016
March 7, 2016	March 17, 2016	March 31, 2016	$0.34	$3,280	1,154	$15
May 2, 2016	June 16, 2016	June 30, 2016	0.34	3,269	1,998	26
August 5, 2016	September 16, 2016	September 30, 2016	0.34	3,258	2,888	38
			$1.02	$9,807	6,040	$79

Since the Company’s IPO, distributions to shareholders total $47,582, or $4.93 per share on a cumulative basis.

Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s shareholders. If the tax characteristics of the Company’s distributions paid during 2016 were determined as of September 30, 2016, approximately $0.87 per share and $0.15 per share of the Company’s distributions represented ordinary income and a return of capital to its shareholders, respectively.

Note 13. Earnings per Share

The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net increase in net assets resulting from operations	$2,388	$1,421	$9,005	$12,055
Basic and diluted weighted average shares outstanding	9,694,353	9,675,930	9,692,634	9,663,418
Net increase in net assets resulting from operations per common share - basic and diluted	$0.25	$0.15	$0.93	$1.25

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

Note 14. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type (1)	Interest, Fees and Dividends Credited to Income(2)	December 31, 2015, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2016, Fair Value
Control Investments
Mirage Trailers LLC	Senior Secured Term Loan	$1,045	$10,544	$61	$(688)	$9,917
	Common Equity(5)	139	3,069	258	—	3,327
		1,184	13,613	319	(688)	13,244

Malabar International	Subordinated Loan	443	—	7,609	(39)	7,570
	Preferred Stock	55	—	5,067	(144)	4,923
		498	—	12,676	(183)	12,493

Total Control Investments		1,682	13,613	12,995	(871)	25,737
Affiliate Investments
All Metals Holding, LLC	Senior Secured Term Loan	995	9,697	2,337	—	12,034
	Subordinated Loan	174	—	1,836	—	1,836
	Performance Fee(5)	—	—	90	—	90
	Common Equity(5)	—	259	301	(68)	492
		1,169	9,956	4,564	(68)	14,452

Contract Datascan Holdings, Inc.	Subordinated Loan	577	5,236	2,656		7,892
	Preferred Equity A(5)(6)	319	2,772	1,129	—	3,901
	Common Equity(5)	—	444	163	—	607
		896	8,452	3,948	—	12,400

Malabar International	Subordinated Loan	398	7,496	47	(7,543)	—
	Preferred Stock	44	5,316	—	(5,316)	—
		442	12,812	47	(12,859)	—
Master Cutlery, LLC	Subordinated Loan	470	4,705	4	(88)	4,621
	Preferred Equity (6)	304	3,015	160	(1,428)	1,747
	Common Equity (5)	—	167	—	(167)	—
		774	7,887	164	(1,683)	6,368

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

Name of Portfolio Company	Investment Type (1)	Interest, Fees and Dividends Credited to Income(2)	December 31, 2015, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2016, Fair Value
NeoSystems Corp.	Subordinated Loan	487	4,619	65	(728)	3,956
	Convertible Preferred Stock (5)(6)	89	2,481	89	(1,345)	1,225
		576	7,100	154	(2,073)	5,181

Pfanstiehl Holdings, Inc	Subordinated Loan	333	3,814	44	(13)	3,845
	Class A Common Equity	42	1,884	2,466	—	4,350
		375	5,698	2,510	(13)	8,195

Strategic Pharma Solutions, Inc.	Senior Secured Term Loan	754	8,848	18	(562)	8,304
	Class A Units (5)(6)	82	1,804	343	—	2,147
		836	10,652	361	(562)	10,451

TRS Services, Inc.	Senior Term Loan	900	11,009	232	(1,678)	9,563
	Class AA Units in IGT Holdings, LLC (5)(6)	12	—	26	321	347
	Class A Units in IGT Holdings, LLC (5)(6)	273	2,757	273	(1,161)	1,869
	Common Units in IGT Holdings, LLC (5)	—	26	—	(26)	—
		1,185	13,792	531	(2,544)	11,779

Total Affiliate Investments		6,253	76,349	12,279	(19,802)	68,826
Total Control and Affiliate Investments		$7,935	$89,962	$25,274	$(20,673)	$94,563

(1)	Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments.

(2)
Represents the total amount of interest, fees or dividends included in 2016 income for the portion of the nine months ended September 30, 2016, that an investment was included in Control or Affiliate Investment categories, respectively. Due to an increase in the Company's voting ownership, Malabar International was re-categorized from an Affiliate Investment to a Control Investment during the fiscal quarter ended June 30, 2016. Due to an increase in the Company's voting ownership, All Metals Holding, LLC was re-categorized from a Non-control/Non-affiliate Investment to an Affiliate Investment during the fiscal quarter ended March 31, 2016.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (Dollar amounts in thousands, except per share data)

Note 15. Subsequent Events

On October 31, 2016, the Company’s Board declared a distribution of $0.34 per share for the fourth quarter of 2016, payable on December 30, 2016 to shareholders of record as of December 16, 2016.

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

As of September 30, 2016, our investment portfolio consisted of outstanding loans of approximately $230.9 million in aggregate principal amount in 37 portfolio companies, of which 77% were senior secured loans and 23% were subordinated loans, as well as equity investments of $32.7 million, at fair value, in 17 portfolio companies, 16 of which we also held a debt investment. As of September 30, 2016, 67% of our investment portfolio was comprised of senior secured loans, 20% of subordinated loans and 13% of equity investments, at fair value.

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

On a stand-alone basis, SBIC I LP held approximately $242.0 million and $245.1 million in assets at September 30, 2016 and December 31, 2015, respectively, which accounted for approximately 83% and 83% of our total consolidated assets at September 30, 2016 and December 31, 2015, respectively.

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

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain other funds managed by OFS Advisor (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.

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

OFS Advisor’s services under the Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities so long as its services to us are not impaired. For example, OFS Advisor also serves as the investment adviser for Hancock Park Corporate Income, Inc. (“Hancock Park”), a corporation formed under the laws of the State of Maryland in December 2015, and that has elected to be treated as a BDC in July 2016. Hancock Park’s investment objective is similar to ours, which is to provide shareholders with current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments.

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

The base management fee expense was approximately $1.1 million and $3.3 million for the three and nine months ended September 30, 2016, respectively. The base management fee expense was approximately $1.1 million and $3.8 million for the three and nine months ended September 30, 2015, respectively.

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

We incurred incentive fee expense of $0.8 million and $2.4 million for the three and nine months ended September 30, 2016, respectively. Incentive fees for the three and nine months ended September 30, 2016, consisted of part one incentive fees (based on net investment income) of $0.8 million and $2.5 million, respectively. The part two incentive fee (based on net realized and unrealized gains and losses, or capital gains) for three and nine months ended September 30, 2016 was $0 and $(0.1) million which represents the reversal of the part two incentive fee accrued at December 31, 2015. Incentive fees were $0.9 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, which consisted entirely of the part one incentive fee.

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

For the three and nine months ended September 30, 2016, we incurred administration fee expense of $0.3 million and $1.0 million, respectively. For the three and nine months ended September 30, 2015, we incurred administration fee expense of $0.3 million and $1.1 million, respectively.

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

Fair value estimates. As of September 30, 2016, approximately 89% of our total assets were carried on the consolidated balance sheets at fair value. As discussed more fully in “Item 1—Financial Statements and Supplementary Data—Note 3” GAAP requires us to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our assets carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.

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

The following table illustrates the sensitivity of our fair value measures to variations of plus or minus 10% and plus or minus 20% to the estimated values for the unobservable discount rate and EBITDA multiple inputs, respectively, at September 30, 2016:

			Discount rate sensitivity		EBITDA multiple sensitivity
	Fair Value at September 30, 2016	Weighted average discount rate / EBITDA multiple at September 30, 2016	-10% Weighted average	+10% Weighted average	-20% Weighted average	+20% Weighted average
	(Dollar amounts in thousands)
Debt investments:
Senior Secured	$159,879	12.07%	$164,209	$156,267	N/A	N/A
Subordinated	$52,280	15.31%	$53,597	$50,593	N/A	N/A

Equity investments	$32,695	22.04% / 6.23x	$34,916	$30,498	$25,955	$39,309

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

 Revenue Recognition. Our revenue recognition policies are as follows:

Interest Income: Interest income is recorded on an accrual basis. Recognized interest income, if payable monthly or quarterly, is reported as interest receivable until collected. Recognized interest income due at maturity or at another stipulated date (“PIK interest”) is recorded as an adjustment to the cost basis of the investment. We accrue interest income until events occur that place a loan into a non-accrual status (see below). Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “Net Loan Fees”) are capitalized, and we accrete or amortize such amounts as additional interest income over the life of the loan using a method that approximates the effective interest method. Unamortized Net Loan Fees are recorded as an adjustment to the cost basis of the investment. When we receive a loan principal payment, the unamortized Net Loan Fees related to the paid principal is accelerated and recognized in interest income. All other interest income is recognized as contractually earned. Further, in connection with our debt investments, we may receive warrants or similar equity-related securities (“Warrants”). We determine the cost basis of Warrants based upon their fair values on the date of receipt relative to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income as described above. To maintain our status as a RIC, we include non-cash interest income in the determination of distributable income.

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

Portfolio Composition and Investment Activity

Portfolio Composition

The total fair value of our investments was $259.2 million and $257.3 million at September 30, 2016, and December 31, 2015, respectively. Our investment portfolio as of September 30, 2016, consisted of outstanding loans to 37 portfolio companies, totaling approximately $230.9 million in aggregate principal amount, of which 77% were senior secured loans and 23% were subordinated loans, and approximately $32.7 million were equity investments, at fair value, in 16 portfolio companies in which we also held debt investments and one portfolio company in which we solely held an equity investment. Our investment portfolio encompassed a broad range of geographical regions within the United States and industries. We had unfunded commitments of $2.6 million to three portfolio companies and $3.8 million to three portfolio companies at September 30, 2016, and December 31, 2015, respectively. Set forth in the tables below is selected information with respect to our portfolio as of September 30, 2016, and December 31, 2015.

The following table summarizes the composition of our investment portfolio as of September 30, 2016, and December 31, 2015 (in thousands).

	September 30, 2016			December 31, 2015
	Commitment (1)	Principal Amount	Fair Value	Commitment (1)	Principal Amount	Fair Value
Senior secured term loan	$178,717	$177,217	$174,200	$163,398	$163,398	$160,473
Subordinated term loan	53,695	53,695	52,280	67,751	65,373	64,240
Senior secured revolver	1,094	—	(6)	1,094	—	(36)
Equity investments	32,695	N/A	32,695	32,983	N/A	32,619
	$266,201	$230,912	$259,169	$265,226	$228,771	$257,296
Total number of obligors	37	37	37	38	38	38

(1)	Sum of outstanding principal and unfunded commitments for debt investments, and fair value for equity and other instruments.

The following table summarizes our combined debt commitments and equity investments (at fair value) portfolio by industry as of September 30, 2016, and December 31, 2015 (dollar amounts in thousands).

	September 30, 2016		December 31, 2015
	Commitment	Percent	Commitment	Percent
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	$10,505	3.9%	$10,250	3.9%
Security Systems Services (except Locksmiths)	6,511	2.4	5,000	1.9
Tour Operators	3,313	1.2	3,208	1.2
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	15,500	5.8	—	—
Education Services
Colleges, Universities, and Professional Schools	5,125	1.9	5,026	1.9
Finance and Insurance
Insurance Agencies and Brokerages	13,686	5.1	11,826	4.5
Health Care and Social Assistance
Medical Laboratories	4,207	1.6	4,104	1.5
Other Outpatient Care Centers	14,250	5.4	15,250	5.7
Outpatient Mental Health and Substance Abuse Centers	6,722	2.5	6,672	2.5
Information
Other Information Services	2,503	0.9	2,578	1.0
Other Telecommunications	2,870	1.1	3,826	1.4
Software Publishers	4,995	1.9	7,310	2.8
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,158	1.6	4,551	1.7
Communications Equipment Manufacturing	—	—	2,257	0.9
Other Aircraft Parts and Auxiliary Equipment Manufacturing	12,501	4.7	12,766	4.8
Other Basic Inorganic Chemical Manufacturing	4,501	1.7	4,791	1.8
Packaging Machinery Manufacturing	2,000	0.8	2,000	0.8
Pharmaceutical Preparation Manufacturing	8,138	3.1	5,672	2.1
Pump and Pumping Equipment Manufacturing	10,910	4.1	13,061	4.9
Soap and Other Detergent Manufacturing	—	—	939	0.4
Travel Trailer and Camper Manufacturing	13,289	5.0	13,717	5.2
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	12,514	4.7	13,934	5.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting	—	—	10,000	3.8
Computer Systems Design and Related Services	4,000	1.5	3,000	1.1
Custom Computer Programming Services	6,636	2.5	7,667	2.9
Other Accounting Services	5,286	2.0	9,113	3.4
Other Computer Related Services	13,850	5.2	11,850	4.5
Other Professional, Scientific, and Technical Services	32,894	12.4	31,907	12.0
Veterinary Services	650	0.2	—	—
Real Estate and Rental and Leasing
Home Health Equipment Rental	1,807	0.7	1,951	0.7
Office Machinery and Equipment Rental and Leasing	12,508	4.7	8,566	3.2
Offices of Real Estate Appraisers	10,000	3.8	10,000	3.8
Wholesale Trade
Electrical Apparatus and Equipment, Wiring Supplies, and Related	—	—	4,316	1.6
Metal Service Centers and Other Metal Merchant Wholesalers	13,883	5.2	10,159	3.8
Sporting and Recreational Goods and Supplies Merchant Wholesalers	6,489	2.4	$7,959	3.0
	$266,201	100.0%	265,226	100.0%

The following table provides a regional breakdown of our debt investment portfolio as of September 30, 2016, and December 31, 2015 (dollar amounts in thousands).

	September 30, 2016		December 31, 2015
	Commitment	Percent	Commitment	Percent
South	$100,383	42.9%	$93,810	40.3%
Northeast	83,764	35.9	77,480	33.4
West	38,910	16.7	46,840	20.2
Midwest	10,449	4.5	14,113	6.1
Total	$233,506	100.0%	$232,243	100.0%

The following table provides a breakdown of our debt investment portfolio by portfolio company investment size as of September 30, 2016, and December 31, 2015 (dollar amounts in thousands).

	September 30, 2016			December 31, 2015
Debt Investment Size	Commitment	Percent	Number	Commitment	Percent	Number
Up to $3,000	$14,963	6.4%	7	$22,004	9.5%	10
$3,001 to $4,000	18,686	8.0	5	11,614	5.0	3
$4,001 to $5,000	41,026	17.6	9	32,324	13.9	7
$5,001 to $10,000	82,127	35.2	10	92,125	39.7	12
Greater than $10,000	76,704	32.8	6	74,176	31.9	6
	$233,506	100.0%	37	$232,243	100.0%	38

The following table provides a breakdown of our debt investment portfolio by yield to fair value as of September 30, 2016, and December 31, 2015.

	September 30, 2016		December 31, 2015
Yield to Fair Value	Senior Secured Debt	Subordinated Debt	Senior Secured Debt	Subordinated Debt
Less than 6%	5.4%	—%	—	—%
6% - 7%	3.7	—	12.4	—
8% - 10%	7.4	—	27.0	—
Greater than 10%	83.5	100.0	60.6	100.0
Total	100.0%	100.0%	100.0%	100.0%
Weighted average yield	11.59%	12.97%	11.37%	13.60%

The weighted average yield to fair value of our debt investment portfolio was 11.88% and 12.01% at September 30, 2016, and December 31, 2015, respectively. The weighted average yield on debt investments at fair value is computed as (a) total annual stated interest on accruing loans excluding default interest plus the annualized accretion of deferred Net Loan Fees divided by (b) total debt investments at fair value excluding assets on non-accrual basis. The weighted average yield on debt investments at fair value is computed as of the balance sheet date.

As of September 30, 2016, and December 31, 2015, floating rate loans comprised 66% and 59% of our debt investment portfolio, respectively, and fixed rate loans comprised 34% and 41% of our debt investment portfolio, respectively, as a percent of fair value.

Investment Activity

The following is a summary of our investment activity, presented on a principal (or cost for equity investments) basis, for the three and nine months ended September 30, 2016 and 2015 (in millions).

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$14.5	$—	$23.7	$—
Investments in existing portfolio companies
Follow-on investments	1.3	—	12.2	0.8
Refinanced investments	—	—	3.4	—
Delayed draw funding	0.9	—	0.9	—
Total investments in existing portfolio companies	2.2	—	16.5	0.8
Total investments in new and existing portfolio companies	$16.7	$—	$40.2	$0.8
Number of new portfolio company investments	2	—	5	—
Number of existing portfolio company investments	2	—	8	1

Proceeds/distributions from principal payments/ equity investments	$5.5	$—	$37.1	$—
Proceeds from investments sold or redeemed	—	—	—	2.1
Total proceeds from principal payments, equity distributions and investments sold	$5.5	$—	$37.1	$2.1

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$5.0	$—	$30.8	$5.7
Investments in existing portfolio companies
Follow-on investments	0.7	—	7.1	—
Refinanced investments	26.2	—	38.1	—
Delayed draw funding	—	—	0.3	—
Total investments in existing portfolio companies	26.9	—	45.5	—
Total investments in new and existing portfolio companies	$31.9	$—	$76.3	$5.7
Number of new portfolio company investments	2	—	7	2.0
Number of existing portfolio company investments	4	—	6	—

Proceeds/distributions from principal payments/ equity investments	$30.7	$—	$61.9	$0.1
Proceeds from investments sold or redeemed (1)	7.7	0.9	93.3	4.4
Total proceeds from principal payments, equity distributions and investments sold	$38.4	$0.9	$155.2	$4.5

(1)	The nine months ended September 30, 2015 includes $7.2 million of proceeds pertaining to a debt investment we sold in December 2014.

During the nine months ended September 30, 2016, we converted $1.8 million in principal of a subordinated debt investment into preferred equity units and warrants valued at $1.8 million and converted $0.3 million in principal of a senior secured debt investment into preferred equity units valued at $0.3 million. In addition, we amended a senior secured debt investment for which we received preferred equity units in the same portfolio company valued at $0.2 million.

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

The following table shows the classification of our debt investments portfolio by credit rating as of September 30, 2016, and December 31, 2015 (dollar amounts in thousands):

	September 30, 2016		December 31, 2015
Credit Rating	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1	$—	—%	$—	—%
2	6,284	2.8	15,755	7.0
3	174,355	77.0	187,276	83.4
4	40,402	17.8	17,171	7.6
5	5,433	2.4	4,475	2.0
6	—	—	—	—
7	—	—	—	—
	$226,474	100.0%	$224,677	100.0%

At September 30, 2016, we had one non-accrual loan (Community Intervention Services, Inc.) with a fair value of $5.4 million. At December 31, 2015, we had one non-accrual loan (Phoenix Brands LLC) with a fair value of $0.8 million.

Results of Operations

Key Financial Measures

The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.

Revenues. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of September 30, 2016, floating rate and fixed rate loans comprised 66% and 34%, respectively, of our current debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will increase. In some cases, our investments will provide for deferred interest or dividend payment, PIK interest, or PIK dividend, respectively, (meaning interest or dividend paid in the form of additional principal amount of the loan or equity security instead of in cash). In addition, we may generate revenue in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and we accrete or amortize such amounts over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we will also record the excess principal payment as income.

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

Comparison of the three and nine months ended September 30, 2016 and 2015

Consolidated operating results for the three and nine months ended September 30, 2016 and 2015, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total investment income	$7,359	$7,688	$22,885	$23,391
Total expenses	4,062	4,058	12,476	14,260
Net investment income	3,297	3,630	10,409	9,131
Net gain (loss) on investments	(909)	(2,209)	(1,404)	2,924
Net increase in net assets resulting from operations	$2,388	$1,421	$9,005	$12,055

Investment Income

Components of total investment income for the three and nine months ended September 30, 2016 and 2015, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Senior secured debt	$4,979	$3,808	$13,930	$14,557
Subordinated debt	1,601	2,887	6,005	6,824
Total interest income	6,580	6,695	19,935	21,381
Dividend income	528	591	1,624	1,349
Fee income	251	402	1,326	661
Total investment income	$7,359	$7,688	$22,885	$23,391

Interest income decreased by $0.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to a $0.2 million decrease caused by a 3% decrease in the weighted average principal balance of investments outstanding, offset by a $0.1 million increase caused by a 1% increase in our average portfolio cash yield during the three months ended September 30, 2016. Acceleration of Net Loan Fees of $0.1 million and $0.2 million were included in interest income for the three months ended September 30, 2016 and 2015, respectively.

Interest income decreased by $1.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily due to a $3.6 million decrease caused by a 18% decrease in the weighted average principal balance of investments outstanding, offset by a $2.3 million increase caused by a 14% increase in our average portfolio cash yield during the nine months ended September 30, 2016. The 18% decrease in the weighted average principal balance of investments and increase in our average portfolio cash yield was primarily a result of the WM Asset Sale which occurred on May 28, 2015. Acceleration of Net Loan Fees of $0.6 million and $0.4 million were included in interest income for the nine months ended September 30, 2016 and 2015, respectively.

Dividend income decreased by $0.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due to a net decrease in recognized PIK dividends and timing of common stock dividends declared by our portfolio companies.

Dividend income increased by $0.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in preferred equity cash dividends accrued during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Preferred equity cash dividends were $0.4 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively, an increase primarily the result of an additional preferred equity security purchased during the second quarter of 2015.

Fee income decreased by $0.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to a decrease in prepayment fees. We recorded prepayment fees of $0.2 million resulting from $17.8 million of unscheduled principal payments during the three months ended September 30, 2015. There were no prepayment fees recorded during the three months ended September 30, 2016.

Fee income increased by $0.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in prepayment fees. We recorded prepayment fees of $0.9 million resulting from $24.3 million of unscheduled principal payments during the nine months ended September 30, 2016. We recorded prepayment fees of $0.2 million resulting from $17.8 million of unscheduled principal payments during the nine months ended September 30, 2015.

Expenses

Consolidated expenses for the three and nine months ended September 30, 2016 and 2015, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense	$1,320	$1,185	$3,936	$5,646
Management fees	1,120	1,120	3,324	4,101
Incentive fee	817	908	2,407	1,514
Professional fees	260	262	877	857
Administration fee	255	281	1,009	1,148
General and administrative expenses	290	302	923	994
Total expenses	$4,062	$4,058	$12,476	$14,260

We incur significant expenses which involve transactions with related parties, specifically management fees, the incentive fee, and the administrative fees. See “Item 2–Related Party Transactions” and “Item 1–Unaudited Financial Statements–Note 5”.

Interest expense increased by $0.1 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase was primarily due to cash interest expense incurred on our SBA debentures primarily due to an increase in the weighted average interest rate when the remaining $22.6 million of our debentures pooled on September 23, 2015; our rate on that pool converted from the 1.03% short-term rate to 3.18%.

Interest expense decreased by $1.7 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease was primarily due to a year-over-year decrease of $0.8 million in cash interest expense on our WM Credit Facility and a $1.6 million write-off of deferred debt issuance costs, both related to our permanent reduction of the WM Credit Facility and the termination of the WM Credit Facility on May 28, 2015, offset by an increase of $0.7 million in cash interest expense incurred on our SBA debentures. Interest expense on our SBA debentures increased due to an increase in the weighted average interest rate and the weighted average debentures outstanding during the nine months ended September 30, 2016, as a result of additional debenture draws of $22.6 million during the nine months ended September 30, 2015, which pooled on September 23, 2015.

Management fee expense decreased by $0.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due to a decrease in the average total assets subject to the base management fee.

Incentive fee expense increased by $0.9 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was due to a 20% increase in pre-incentive fee net investment income for the nine months ended September 30, 2016 compared to the corresponding period in the prior year, which resulted in a $0.8 million increase in the incentive fee catch-up provision (the amount of pre-incentive fee income that exceeds the hurdle rate but is less than 2.5%) and a $0.2 million increase in the incentive fee due to the amount of pre-incentive fee income that exceeded 2.5%, partially offset by a $0.1 million decrease in the Capital Gains Fee, which represents the reversal of the accrued Capital Gains Fee at December 31, 2015.

Net Gain (Loss) on Investments

Net gain (loss) by investment type for the three and nine months ended September 30, 2016 and 2015, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Senior secured debt	$(368)	$(1,629)	$859	$(1,015)
Subordinated debt	(193)	(670)	(272)	(334)
Equity	(348)	90	(1,991)	4,273
Net gain (loss) on investments	$(909)	$(2,209)	$(1,404)	$2,924

Net gain (loss) on investments consists of the aggregate: (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) changes in net unrealized appreciation/depreciation on debt and equity investments. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain recognized in that period will generally be smaller. The unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity. In such instances, the reversal on unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and may be partially offset by the acceleration of any premium or discount on the debt security in interest income and any prepayment fees on the debt security in fee income.

Three and nine months ended September 30, 2016

We recognized net losses of $0.4 million on senior secured debt during the three months ended September 30, 2016, primarily as a result of the net impact of company-specific performance factors, offset by the impact of changes to certain market loan indices, and the impact of certain investments moving closer to their expected exit events.

We recognized net gains of $0.9 million on senior secured debt during the nine months ended September 30, 2016, primarily as a result of the impact of changes to certain market loan indices, and by the impact of portfolio company-specific performance factors, partially offset by the pay-off of certain senior secured debt investments.

We recognized net losses of $0.2 million on subordinated debt during the three months ended September 30, 2016, principally as a result of the net impact of portfolio company-specific performance factors.

We recognized net losses of $0.3 million on subordinated debt during the nine months ended September 30, 2016, principally due to the pay-off of certain subordinated debt investments, offset by the net impact of portfolio company-specific performance factors.

We recognized net losses of $0.3 million on equity investments for the three months ended September 30, 2016, primarily attributable to the net impact of portfolio company-specific performance factors, offset primarily by the impact of certain investments moving closer to their expected exit events.

We recognized net losses of $2.0 million on equity investments for the nine months ended September 30, 2016, primarily due to the net impact of portfolio company-specific performance factors and the net impact of certain investments moving closer to their expected exit events. In addition, we realized gains of $2.6 million from the redemption of an equity investment. We held this investment from the first quarter of 2014 and recognized unrealized gains of $2.1 million and $0.5 during the years ended December 31, 2015 and 2014, respectively. There was no net gain during the nine months ended September 30, 2016, on this transaction.

Three and nine months ended September 30, 2015

We recognized net losses of $1.6 million on senior secured debt for the three months ended September 30, 2015, primarily as a result of changes to certain market loan indices and the impact of portfolio-specific performance factors on our valuations.

We recognized net losses of $1.0 million on senior secured debt for the nine months ended September 30, 2015, primarily as a result of the net impact of of changes to certain market loan indices and by the net impact of certain investments moving closer to their expected exit events, partially offset by the pay-off of certain senior secured debt investments, including the WM Asset Sale.

We recognized net losses of $0.7 million on subordinated debt for the three months ended September 30, 2015, primarily as a result of the net impact of certain investments moving closer to their expected exit events.

We recognized net losses of $0.3 million on subordinated debt for the nine months ended September 30, 2015, primarily as a result of the net impact of certain investments moving closer to their expected exit events.

We recognized net gains of $0.1 million on equity investments for the three months ended September 30, 2015 primarily as a result of the net impact of certain investments moving closer to their expected exit events, offset by the impact of portfolio company-specific performance factors.

We recognized net gains of $4.3 million on equity investments for the nine months ended September 30, 2015 primarily attributable to the impact of portfolio company-specific factors, the net impact of exit-event assumptions on our valuations and a net gain of $0.9 million from the sale of an equity investment. We realized a $1.4 million gain on the sale of the equity investment, offset by the reversal of previously recognized unrealized gains from the date we held this investment, which includes recognized unrealized gains of $0.5 during the year ended December 31, 2014.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

We generate cash through operations from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments. We must distribute substantially all our ICTI which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC status. We will not make a final determination regarding the tax character of our distributions until January 2017, however if the tax characteristics of the distributions paid during 2016 were determined as of September 30, 2016, we estimate that approximately $1.4 million would represent a return of capital. We have no history of net taxable gains, but in the first quarter of 2016 we effectively exhausted our net capital loss carryforward. We also obtain and use cash in the net borrowing of funds from the SBA and commercial sources of debt. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash from net investment income	$6,009	$8,034
Net sales and repayments (purchases) of portfolio investments	(927)	81,013
Net cash provided by operating activities	5,082	89,047
Cash distributions paid	(9,807)	(9,407)
Net repayment of borrowings	—	(50,027)

At September 30, 2016, we held cash and cash equivalents of $28.0 million, a decrease of $4.7 million from December 31, 2015. During the nine months ended September 30, 2016, net purchases of portfolio investments were primarily due to $2.1 million of cash collected from the redemption of a warrant investment and $37.1 million of cash we received from principal payments on our portfolio investments. These cash receipts were offset by $40.2 million of cash we used to purchase portfolio investments. During the nine months ended September 30, 2015, net sales and repayments of portfolio investments were primarily due to $61.9 million of cash we received from principal payments on our portfolio investments, cash collections of $97.7 million from the sale of our portfolio investments, including $7.2 million of cash collection from an investment we sold in December 2014, $67.3 million from the WM Asset Sale, and $4.4 million from the sale of our equity interests in two portfolio companies. These cash receipts were offset by $78.6 million of cash we used to purchase portfolio investments.

Net cash from net investment income was $6.0 million for the nine months ended September 30, 2016, or $2.0 million less than the corresponding period in 2015. The decline in cash collected from net investment income was principally due to higher management and incentive fees paid. Cash used to pay incentive fees during the nine months ended September 30, 2016, were $1.4 million greater than the corresponding period in 2015 due to an increase in our pre-incentive fee net investment income in the fourth quarter of 2015 and the first and second quarter of 2016 which were paid during the nine months ended September 30, 2016. Cash used to pay base management fees during the nine months ended September 30, 2016, were $0.2 million greater than the corresponding period in 2015 primarily due to adjustments in the base management fee rate on January 1, 2015, which lead to a $0.9 million increase in cash paid for management fees during the nine months ended September 30, 2016, that was offset by a reduction of $0.7 million in management fees paid during the nine months ended September 30, 2016, due to a decrease in the average fair value of our investment portfolio, primarily as a result of the WM Asset Sale in the second quarter of 2015 and subsequent increase in cash and cash equivalents which are not subject to the management fee.

Cash paid for interest increased $0.1 million for the nine months ended September 30, 2016 compared to the corresponding period in 2015, due to higher payments on a SBA debentures, partially offset by lower payments on the WM Credit Facility. We are required to make interest payments on our SBA debentures semi-annually in March and September through maturity. The weighted average outstanding balance on our SBA debentures, excluding debt issuance costs, increased from $141.6 million for the nine months ended September 30, 2015, to $149.9 million for the nine months ended September 30, 2016. Additionally, during the first and second quarter of 2015, $65.9 million and $22.6 million, respectively, of the weighted average outstanding balance for the nine months ended September 30, 2015, carried interest at a lower pre-pooling, short-term rate. Consequently, we paid cash interest of $4.7 million on our SBA debentures for nine months ended September 30, 2016 compared to $3.2 million for the nine months ended September 30, 2015. This increase was partially offset by a decline in cash paid for interest on our WM Credit Facility from $1.4 million in the nine months ended September 30, 2015 to $0 in the nine months ended September 30, 2016, due to the retirement of that facility.

The net increase in cash paid for management fees, incentive fees and interest for the nine months ended September 30, 2016, over the comparable period in 2015 were offset by an increase in investment income collected, which was the result of greater fees and cash dividends collected.

Net repayment of borrowings of $50.0 million for the nine months ended September 30, 2015 was primarily attributable to $22.0 million of draws from our SBA debentures (net of the fees), offset by $72.6 million of net repayments on the WM Credit Facility.

SBA Debentures

SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate is fixed at the time of SBA pooling, which is March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of September 30, 2016, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA. The SBA debentures do not amortize and are due in full at maturity between September 2022 and September 2025.

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

PWB Credit Facility

On November 5, 2015, we, as borrower, entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide us with a $15.0 million senior secured revolving credit facility (“PWB Credit Facility”) for general corporate purposes, including investment funding. The maximum availability under the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests. On a stand-alone basis, SBIC I LP held approximately $242.0 million and $245.1 million in assets at September 30, 2016 and December 31, 2015, respectively, which accounted for approximately 83% of our total consolidated assets at September 30, 2016 and December 31, 2015. The PWB Credit Facility matures on November 6, 2017. Advances under the facility will bear interest at a fixed rate per annum equal to 4.75%. There have been no advances under the facility as of September 30, 2016.

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

On October 31, 2016, the BLA was amended to, among other things (i) increase the maximum amount available under the PWB Credit Facility from $15 million to $25 million, (ii) extend the maturity date from November 6, 2017 to October 31, 2018, (iii) increase the fixed interest rate from 4.75% to 5.00% per annum, and (iv) exclude subordinated loan investments (as defined in the BLA) from the borrowing base. In connection with the amendment the Company incurred debt issuance costs of $175 and will incur an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion of the PWB Credit Facility in excess of $15 million. See "Item 5 - Other Information - Amendments to Senior Secured Revolving Credit Facility."

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

Other Liquidity Matters

We expect to fund the growth of our investment portfolio utilizing borrowings under SBA debentures, future equity offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure shareholders that our plans to raise capital will be successful. In addition, we intend to distribute to our shareholders substantially all of our ICTI in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at September 30, 2016), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2016 (in thousands):

	Payments due by period
	Total	Less than year	1-3 years (2)	3-5 years	After 5 years (2)
Contractual Obligations (1)

PWB Credit Facility	$—	$—	$—	$—	$—
SBA Debentures	149,880	—	—	—	149,880
Total	$149,880	$—	$—	$—	$149,880

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	The PWB Credit Facility is undrawn at September 30, 2016 and is scheduled to mature on November 7, 2017. The SBA debentures are scheduled to mature between September 2022 and 2025.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

Commitments and Contingencies

We had $2.6 million and $3.8 million of total unfunded commitments to three portfolio companies at September 30, 2016 and December 31, 2015, respectively. See “Item 1– Unaudited Financial Statements - Note 8.”

Distributions

We are taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its ICTI to determine taxable income. ICTI includes our taxable interest, dividend and fee income, and taxable net capital gains. ICTI generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in ICTI until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in ICTI as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. ICTI includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees and reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items.

Our board of directors maintains a variable distribution policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special distribution, or fifth distribution, such that we may distribute approximately all of our ICTI in the year it was earned, while maintaining the option to spill over our excess ICTI to a following year.

The following table summarizes our inception to date distributions declared and paid on all shares (total amount in thousands):

Date Declared	Record Date	Payment Date	Amount Per Share (2)	Total Amount
Fiscal 2016
August 5, 2016	September 16, 2016	September 30, 2016	$0.34	$3,296
May 2, 2016	June 16, 2016	June 30, 2016	0.34	$3,295
March 7, 2016	March 17, 2016	March 31, 2016	0.34	3,295

Fiscal 2015
November 2, 2015	December 17, 2015	December 31, 2015	$0.34	$3,295
August 6, 2015	September 16, 2015	September 30, 2015	0.34	3,289
May 4, 2015	June 16, 2015	June 30, 2015	0.34	3,286
March 4, 2015	March 17, 2015	March 31, 2015	0.34	3,281

Fiscal 2014
November 4, 2014	December 17, 2014	December 31, 2014	$0.34	$3,278
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,276
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,275
January 21, 2014	January 31, 2014	February 14, 2014	0.34	3,274

Fiscal 2013
September 25, 2013	October 17, 2013	October 31, 2013	$0.34	$3,273
June 25, 2013	July 17, 2013	July 31, 2013	0.34	3,272
March 26, 2013	April 17, 2013	April 30, 2013	0.34	3,269

Fiscal 2012
November 26, 2012 (1)	January 17, 2013	January 31, 2013	$0.17	$1,628

(1)
Represents the distributions declared in the specified quarter, which, if prorated for the number of days remaining in the fourth quarter after the IPO in November 2012, would have been $0.34 per share.

(2)
The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. If the tax characteristics of the distributions paid during fiscal 2016 were determined as of September 30, 2016, we estimate that approximately $0.15 would represent a return of capital. The return of capital portion of each distribution paid during the years ended December 31, 2015, 2014, and 2013 (which includes the distribution declared on November 26, 2012) was $0.23, $0.72, and $0.40, respectively.

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

Distributions in excess of our current and accumulated earnings and profits are reported as return of capital; the tax treatment to the shareholder will depend on a variety of factors including the shareholder’s tax basis in our shares. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year; therefore, a determination made on a quarterly basis may not be representative of the tax attributes of our annual distributions to shareholders. For distributions paid during the nine months ended September 30, 2016, out of the approximately $9.9 million distribution, approximately 86% and 14% represented ordinary income and a return of capital, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, 66% of our debt investments bore interest at floating interest rates and 34% of our debt investments bore fixed interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. Substantially all of the debt investments bearing floating interest rates in our portfolio as of September 30, 2016 had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.

Our current long-term debt bears interest at a fixed rate. We expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated balance sheet as of September 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands).

Basis point increase(1)	Interest income	Interest expense	Net increase in net investment income
50	$308	$—	$308
100	995	—	995
150	1,746	—	1,746
200	2,518	—	2,518
250	3,291	—	3,291

(1)	A decline in interest rates would not have a material impact on our net investment income.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes as of September 30, 2016, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facility, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

Item 4. Controls and Procedures

Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2016, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2016. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2016, we issued 2,888 shares of common stock to shareholders in connection with our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $38 thousand.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amendment to Senior Secured Revolving Credit Facility

On November 5, 2015, we, as borrower, entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide us with a $15.0 million senior secured revolving credit facility (“PWB Credit Facility”) for general corporate purposes, including investment funding.

On October 31, 2016, the BLA was amended (the “Secured Revolver Amendment”) to, among other things (i) increase the maximum amount available under the PWB Credit Facility from $15 million to $25 million, (ii) extend the maturity date of the PWB Credit Facility from November 6, 2017 to October 31, 2018, (iii) increase the fixed interest rate from 4.75% to 5.00% per annum and (iv) exclude subordinated loan investments (as defined in the BLA) from the borrowing base. In connection with the Secured Revolver Amendment, we incurred debt issuance costs of $175,000 and will incur an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion of the PWB Credit Facility in excess of $15 million.

The foregoing description of the Secured Revolver Amendment is not complete and is qualified in its entirety by the full text of such amendment and the Commercial Guaranty Agreement by and among us, OFS Capital WM, LLC, and Pacific Western Bank dated October 31, 2016, which are filed as an exhibits to this report on Form 10-Q as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated by reference herein.

 Item 6. Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
10.1	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated October 31, 2016.				*

10.2	Commercial Guaranty Agreement among OFS Capital Corporation, OFS Capital WM, LLC, and Pacific Western Bank dated October 31, 2016.				*

11.1	Computation of Per Share Earnings for OFS Capital Corporation.				+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2016	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
10.1	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated October 31, 2016.				*

10.2	Commercial Guaranty Agreement among OFS Capital Corporation, OFS Capital WM, LLC, and Pacific Western Bank dated October 31, 2016.				*

11.1	Computation of Per Share Earnings for OFS Capital Corporation.				+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report
†	Furnished herewith