Form 10-K
period 2016-12-31
OFS Capital Corp
filed 2017-03-15
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00813
OFS Capital Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	46-1339639
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 S. Wacker Drive, Suite 2500 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(847) 734-2000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒
The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant as of June 30, 2016, was $86.7 million based on $12.85 per share, the last reported sale price of the shares of common stock on the Nasdaq Global Select Market. For the purpose of calculating this amount only, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. On March 13, 2017, there were 9,700,297 shares outstanding of the Registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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
General
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the Investment Company Act of 1940, as amended. Our investment objective is to provide our shareholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual earnings before interest, taxes, depreciation and amortization ("EBITDA"), between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see “General—Investment Criteria/Guidelines.”
As of December 31, 2016, we had debt and equity investments in 41 portfolio companies with an aggregate fair value of $281.6 million. As of December 31, 2016, 64% of our investment portfolio was comprised of senior secured loans, 23% of subordinated loans and 13% of equity investments, at fair value.
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
Our investment strategy includes OFS SBIC I LP (“SBIC I LP”), a licensee under the U.S. Small Business Administration (“SBA”) Small Business Investment Company (“SBIC”) program. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see “—Regulation–Small Business Investment Company Regulation”.
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
On a stand-alone basis, SBIC I LP held approximately $247.5 million and $248.6 million in assets at December 31, 2016 and 2015, respectively, which accounted for approximately 81% and 83% of our total consolidated assets at December 31, 2016 and 2015, respectively.
Our investment activities are managed by OFS Capital Management, LLC (“OFS Advisor”) and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the investment advisory agreement between us and OFS Advisor (the “Investment Advisory Agreement”) we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from our acquisitions of the remaining ownership interests in SBIC I LP and SBIC I GP on December 4, 2013. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including Hancock Park Corporate Income, Inc., a non-traded BDC with an investment strategy similar to the Company's. OFS Advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.
We have also entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Services”). Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement. See “—Management and Other Agreements–Administration Agreement.”
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
We have elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (“Code”). To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.
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
As of December 31, 2016, OFS had 44 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. OFS Advisor is a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”) and a subsidiary of OFSAM, our parent company prior to the completion of our initial public offering (“IPO”).
Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “—Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents, and the intangible asset and goodwill resulting from the limited partnership interests in SBIC I LP and membership interests in SBIC I GP (the "SBIC Acquisitions"); but including assets purchased with borrowed amounts, and including assets owned by any consolidated entity) and, therefore, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how

OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
OFS Advisor has entered into a Staffing Agreement (the "Staffing Agreement") with Orchard First Source Capital, Inc. (“OFSC”) a wholly-owned subsidiary of OFSAM. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committee to serve in that capacity. As our investment adviser, OFS Advisor is obligated to allocate investment opportunities among us and any other clients fairly and equitably over time in accordance with its allocation policy.
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
Market Opportunity
Large Target Market. According to the U.S. Census Bureau in its 2012 economic census, there were approximately 197,000 companies in the United States with annual revenues between $10 million and $2.5 billion, compared with approximately 1,300 companies with revenues greater than $2.5 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the vast bulk of OFS’s portfolio companies since its inception, and constituted the vast bulk of our portfolio as of December 31, 2016. We believe that this market segment will continue to produce significant investment opportunities for us.
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
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access through the Staffing Agreement with OFSC to the resources and expertise of OFS’s investment professionals. As of December 31, 2016, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.

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
Extensive Loan Sourcing Capabilities. OFS Advisor gives us access to the deal flow of OFS. We believe OFS’s 20-year history as a middle-market lending platform and its market position make it a leading lender to many sponsors and other deal sources, especially in the currently under-served lending environment, and we have extensive relationships with potential borrowers and other lenders.
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
Investment Criteria/Guidelines
Our investment objective is to generate current income and capital appreciation by investing primarily in middle-market companies in the United States. We focus on investments in senior secured loans, including first lien, second lien, and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities. In particular, we believe that structured equity debt investments (i.e., typically senior secured unitranche loans, often with warrant coverage, and often in companies with no financial sponsor) represent a strong relative value opportunity offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might expect to receive under a traditional multi-tranche structure. We expect that our investments in the equity securities of portfolio companies, such as warrants, preferred stock, common stock and other equity interests, will principally be made in conjunction with our debt investments. Generally, we do not expect to make investments in companies or securities that OFS Advisor determines to be distressed investments (such as discounted debt instruments that have either experienced a default or have a significant potential for default), other than follow-on investments in portfolio companies of ours. We intend to continue to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries.
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

Portfolio Review/Risk Monitoring
As of December 31, 2016, we had debt investments in 39 portfolio companies, totaling $244.4 million at fair value, of which $3.8 million, $192.1 million, $43.1 million, and $5.4 million were rated 2, 3, 4, and 5, respectively.
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
We categorize debt investments into the following risk categories based on relevant information about the ability of borrowers to service their debt:
1 (Low Risk) – The debt investment has mostly satisfactory asset quality and liquidity, as well as good leverage capacity. It maintains predictable and strong cash flows from operations. The trends and outlook for the portfolio company's operations, balance sheet, and industry are neutral to favorable. Collateral, if appropriate, has maintained value and would be capable of being liquidated on a timely basis. Overall a debt investment with a 1 risk rating is considered to be of investment grade quality.
2 (Below Average Risk) – The debt investment has acceptable asset quality, moderate excess liquidity, and modest leverage capacity. It could have some financial/non-financial weaknesses which are offset by strengths; however, the credit demonstrates an ample current cash flow from operations. The trends and outlook for the portfolio company's operations, balance sheet, and industry are generally positive or neutral to somewhat negative. Collateral, if appropriate, has maintained value and would be capable of being liquidated successfully on a timely basis.
3 (Average) – The debt investment has acceptable asset quality, somewhat strained liquidity, and minimal leverage capacity. It is at times characterized by acceptable cash flows from operations. Under adverse market conditions, the debt service could pose difficulties for the borrower. The trends and conditions of the portfolio company's operations and balance sheet are neutral to slightly negative.
4 (Special Mention) – The debt investment has not lost, and is not expected to lose, principal or interest but it possesses credit deficiencies or potential weaknesses which deserve management’s close and continued attention. The portfolio company’s operations and/or balance sheet have demonstrated an adverse trend or deterioration which, while serious, has not reached the point where the liquidation of debt is jeopardized. These weaknesses are generally considered correctable by the borrower in the normal course of business but may weaken the asset or inadequately protect our credit position if not checked or corrected.
5 (Substandard) – The debt investment is protected inadequately by the current enterprise value or paying capacity of the obligor or of the collateral, if any. The portfolio company has well-defined weaknesses based upon objective evidence, such as recurring or significant decreases in revenues and cash flows. These assets are characterized by the possibility that we may sustain loss if the deficiencies are not corrected. The possibility that liquidation would not be timely (e.g., bankruptcy or foreclosure) requires a Substandard classification even if there is little likelihood of loss.
6 (Doubtful) – The debt investment has all the weaknesses inherent in those classified as Substandard, with the additional factor that the weaknesses are pronounced to the point that collection or liquidation in full, on the basis of currently existing facts, conditions and values, is deemed uncertain. The possibility of loss on a Doubtful asset is high but, because of certain important and reasonably specific pending factors which may strengthen the asset, its classification as an estimated loss is deferred until its more exact status can be determined.
7 (Loss) – The debt investment is considered almost fully uncollectible and of such little value that its continuance as an asset is not warranted. It is generally a credit that is no longer supported by an operating company, a credit where the majority of our assets have been liquidated or sold and a few assets remain to be sold over many months or even years, or a credit where the remaining collections are expected to be minimal.
Investment Committees
OFS Advisor’s Pre-Allocation Investment Committee, CLO Investment Committee and Middle Market Investment Committee, (the “Middle Market Investment Committee”, and collectively, the “Advisor Investment Committees”), are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The Middle Market Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey Cerny, Mark Hauser and Bilal Rashid, along with the investment committee for SBIC I LP (the “SBIC Investment Committee”), which is comprised of Mark Hauser and Bilal Rashid, is responsible for the evaluation and approval of all the investments made by us directly or through our wholly-owned subsidiaries, as appropriate.
The process employed by the Advisor Investment Committees, including the Middle Market Investment Committee, and the SBIC Investment Committee is intended to bring the diverse experience and perspectives of the committees’ members to the investment process. The Middle Market Investment Committee and SBIC Investment Committee serve to provide investment consistency and adherence to our core investment philosophy and policies. The Middle Market Investment Committee and SBIC Investment Committee also determine appropriate investment sizing and implement ongoing monitoring requirements of our investments.
In certain instances, management may seek the approval of our board of directors prior to the making of an investment. In addition to reviewing investments, the meetings of the Middle Market Investment Committee and SBIC Investment Committee, where applicable, serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with members of the Middle Market Investment Committee and SBIC Investment Committee, where applicable, early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members in working efficiently.
Structure of Investments
We anticipate that our loan portfolio will continue to contain investments of the following types with the following typical characteristics:
Senior Secured First-Lien Loans. First-lien senior secured loans comprise, and will continue to comprise, a significant portion of our investment portfolio. First-lien senior secured loans obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans (in certain cases, subject to a payment waterfall). The collateral takes the form of first-priority liens on specified assets of the portfolio company borrower and, typically, first-priority pledges of the ownership interests in the borrower. Our first lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. These loans are categorized as

Senior Secured Loans in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
Senior Secured Unitranche Loans. Unitranche loans are loans that combine both senior and subordinated debt into one loan under which the borrower pays a single blended interest rate that is intended to reflect the relative risk of the secured and unsecured components. We typically structure our unitranche loans as senior secured loans. We obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans. This collateral takes the form of first-priority liens on the assets of a portfolio company and, typically, first-priority pledges of the ownership interests in the company. We believe that unitranche lending represents a significant growth opportunity for us, offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might realize in a traditional multi-tranche structure. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we will be the sole lender, or we, together with our affiliates, will be the sole lender, of unitranche loans, which can afford us additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance. These loans are categorized as Senior Secured Loans in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
Senior Secured Second-lien Loans. Second-lien senior secured loans obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of such loans. This collateral typically takes the form of second-priority liens on the assets of a portfolio company, and we may enter into an inter-creditor agreement with the holders of the portfolio company’s first-lien senior secured debt. These loans typically provide for no contractual loan amortization in the initial years of the facility, with all amortization deferred until loan maturity. These loans are categorized as Senior Secured Loans in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
Subordinated (“Mezzanine”) Loans. These investments are typically structured as unsecured, subordinated loans that typically provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically will have interest-only payments (often representing a combination of cash pay and payment-in-kind (“PIK”) interest) in the early years, with amortization of principal deferred to maturity. Mezzanine loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Mezzanine investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. Mezzanine loans often include a PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan. These loans are categorized as Subordinated Loans in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
Equity Securities. Equity securities typically consist of either a direct minority equity investment in common or or membership/partnership interests or preferred stock of a portfolio company, and are typically not control-oriented investments. Our preferred equity investments typically contain a fix dividend yield based on the par value of the equity security. Preferred equity dividends may be paid in cash at a stipulated date, usually quarterly and are participating and/or cumulative. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. Our equity investments typically are made in connection with debt investments to the same portfolio companies. These securities are categorized as a Preferred Equity or Common Equity in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
Warrants. In some cases, we may receive nominally priced warrants to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a put to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. These securities are categorized as a Warrant in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
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
Competition
Our primary competitors include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to maintain our RIC status.
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
Investment Advisory Agreement
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

Management and Incentive Fee
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
The incentive fee has two parts. One part ("Part One") is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as original issue discount, or "OID", debt instruments with PIK interest, equity investments with accruing or PIK dividend, and zero coupon securities), accrued income that we have not yet received in cash.
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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income
The second part ("Part Two") of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and our aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year. The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive.
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
The base management fee is payable quarterly in arrears and was $4.5 million, $4.9 million, and $2.2 million, for the years ended December 31, 2016, 2015, and 2014, respectively.
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
(3) Excludes estimated offering expenses.
Alternative 1
Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 0.61%
Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no incentive fee.

Alternative 2
Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.80%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.16%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.5%))

	=	(100% ×(2.16% – 2.0%)) + 0%

	=	100% × 0.16%

	=	0.16%
Alternative 3
Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.86%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.5%))

	=	(100% × (2.5% – 2.0%)) + (20% × (2.86% – 2.5%))

	=	0.5% + (20% × 0.36%)

	=	0.5% + 0.07%

	=	0.57%
Example 2—Capital Gains Portion of Incentive Fee:
Alternative 1
Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A is sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million
The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None (no sales transactions)

•	Year 2: $6 million (20% multiplied by $30 million realized capital gains on sale of Investment A)

•	Year 3: None; $5 million (20% multiplied by $30 million cumulative realized capital gains less $5 million cumulative unrealized capital depreciation) less $6 million (Capital Gains Fee paid in Year 2)

•	Year 4: $200,000; $6.2 million (20% multiplied by $31 million cumulative realized capital gains) less $6 million (Capital Gains Fee paid in Year 2)

Alternative 2
Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million
The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None (no sales transactions)

•	Year 2: $5 million (20% multiplied by $30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

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
Our primary operating expenses include interest expense due under Small Business Administration ("SBA") debentures, the payment of fees to OFS Advisor under the Investment Advisory Agreement, professional fees, and our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

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
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, and bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our board of directors, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions we pay the fees associated with such functions at cost without incremental profit to OFS Services.
Administration fee expense was $1.3 million, $1.6 million, and $1.2 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

Indemnification
The Investment Advisory Agreement and the Administration Agreement both provide that OFS Advisor, OFS Services and their affiliates’ respective officers, directors, members, managers, shareholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement or the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement or the Administration Agreement.
Board Approval of the Investment Advisory and Administrative Agreements
Our board, including our independent directors, approved the Investment Advisory Agreement at a meeting held on April 7, 2016. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by OFS Advisor;

•	the fee structures of comparable externally managed BDCs that engage in similar investing activities;

•	our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;

•	any existing and potential sources of indirect income to OFS Advisor from its relationship with us and the profitability of that relationship, including through the Investment Advisory Agreement;

•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; and

•	the organizational capability and financial condition of OFS Advisor and its affiliates.
Based on the information reviewed and the discussion thereof, the board of directors, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our shareholders.
Our board also reviewed services provided under the Administrative Agreement, and approved its renewal at the April 7, 2016 meeting.
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
As a BDC, we are required to meet a coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. The Company received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act.
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
Proxy Voting Records
You may obtain information about how we voted proxies for OFS Capital, free of charge, by making a written request for proxy voting information to: OFS Capital Corporation, 10 S. Wacker Drive, Suite 2500, Chicago, Illinois 60606, Attention: Investor Relations, or by calling OFS Capital Corporation at (847) 734-2000. The SEC also maintains a website at http://www.sec.gov that contains such information.

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
Small Business Investment Company Regulations
Our wholly-owned subsidiary, SBIC I LP is an SBIC and must maintain compliance with SBA regulations.
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
SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350 million.
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
We are generally prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. Further, the 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain other funds managed by OFS Advisor (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.
The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, unless under the Order, we only expect to co-invest on a concurrent basis with certain funds advised by OFS Advisor when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and OFS Advisor’s allocation policy. If opportunities arise that would otherwise be appropriate for us and for another fund advised by OFS Advisor to invest in different securities of the same issuer, OFS Advisor will need to decide which fund will proceed with the investment. The decision by OFS Advisor to allocate an opportunity to another entity could cause us to forego an investment opportunity that we otherwise would have made. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which another fund advised by OFS Advisor has previously invested.
Our internet address is www.ofscapital.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Material U.S. Federal Income Tax Considerations
Election to be Taxed as a RIC
We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we are not required to pay corporate-level federal income taxes on any income that we distribute to our shareholders from our otherwise taxable earnings and profits.

To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, to receive RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” as defined by the Code ("ICTI"), which is generally our net ordinary income plus our net short-term capital gains in excess of net long-term capital losses, if any (the “Annual Distribution Requirement”). The excess of net long-term capital gains over net short-term capital losses, if any ("Net Capital Gains"), are not a component of the Annual Distribution Requirement, but impacts taxable income if not distributed as discussed below.
Taxation as a RIC
If we:

•	maintain our qualification as a RIC; and

•	satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our ICTI or Net Capital Gains we distribute to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any ICTI or Net Capital Gain not distributed (or deemed distributed) to our shareholders.
We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts.
In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, certain payments with respect to loans of stock and securities, gains from the sale or other disposition of stock, securities, or foreign currencies and other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities or currencies, and net income derived from interests in “qualified publicly traded partnerships,” as such term is defined in the Code (the "90% Income Test"); and

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
We are required to recognize ICTI in circumstances in which we have not received a corresponding payment in cash. For example, we hold debt obligations that are treated under applicable tax rules as issued with original issue discount (“OID”) and debt instruments with PIK interest, and we must include in ICTI each year the portion of the OID and PIK interest that accrues for that year (as it accrues over the life of the obligation), irrespective of the fact the cash representing such income is received by us in that taxable year. The continued recognition of non-cash ICTI may cause difficulty in meeting the Annual Distribution Requirement. We may be required to sell investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities to meet this requirement. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a

RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. See “Regulation—Senior Securities.”
Certain of our investment practices may be subject to special and complex federal income tax provisions that may, among other things, (1) treat dividends that would otherwise qualify for the dividends received deduction or constitute qualified dividend income as ineligible for such treatment, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be considered "qualifying income" for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.
If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to its shareholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.
Some of the income and fees that we recognize would result in ICTI that would not be "qualifying income" for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees.
Failure to Qualify as a RIC
If we are unable to maintain our qualification as a RIC, we will be subject to tax on all of our ICTI and Net Capital Gains at regular corporate rates; we would not receive a dividend deduction for any distributions to our shareholders. Distributions would not be required, and any distributions would be taxable to our shareholders as ordinary dividend income that would be eligible for the current 20% maximum rate to the extent of our current and accumulated earnings and profits (subject to limitations under the Code). Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis (reducing that basis accordingly), and any remaining distributions would be treated as a capital gain. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years, in order to qualify as a RIC in a subsequent year.

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
The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.
Additionally, as a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
The investment committees that oversee our investment activities are provided by OFS Advisor under the Investment Advisory Agreement. The loss of any member of the Advisor Investment Committees or of other OFS senior professionals could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operation.
Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of OFS Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon OFS Advisor to maintain relationships with financial institutions, sponsors and investment professionals, and we will continue to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If OFS Advisor fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of OFS Advisor have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
Our financial condition and results of operation will depend on our ability to manage our business effectively.
Our ability to achieve our investment objective and grow will depend on our ability to manage our business. This will depend, in turn, on the ability of the Advisor Investment Committees to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the execution by the Advisor Investment Committees to execute our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. OFS Advisor will have substantial responsibilities under the Investment Advisory Agreement. The OFS Advisor's senior professionals and other personnel of OFS Advisor's affiliates, including OFSC, may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
OFS Advisor and its affiliates manage other assets, including those of other BDCs and CLO funds, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our shareholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to Hancock Park Corporate Income, Inc. ("HPCI"), a non-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. Therefore, many investment opportunities will satisfy the investment criteria for both HPCI and us. HPCI operates as a distinct and separate entity and any investment in our common stock will not be an investment in HPCI. In addition, our executive officers and certain of our independent directors serve in substantially similar capacities for HPCI. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committee may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our shareholders.
OFS Advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. Under this allocation policy, if OFS Advisor is actively seeking investments for two or more investment vehicles with similar or overlapping investment strategies, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities under law or in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:

•	investment guidelines and/or restrictions, if any, under law or set forth in the applicable organizational, offering or similar documents for the investment vehicles;

•	risk and return profile of the investment vehicles;

•	suitability/priority of a particular investment for the investment vehicles;

•	if applicable, the targeted position size of the investment for the investment vehicles;

•	level of available cash for investment with respect to the investment vehicles;

•	total amount of funds committed to the investment vehicles; and

•	the age of the investment vehicles and the remaining term of their respective investment periods, if any.
Application of one or more of the factors listed above may result in the allocation of an investment opportunity to HPCI or any other investment vehicle advised by OFS Advisor over us.
OFS Advisor and OFSAM have both subjective and objective procedures and policies in place designed to manage the potential conflicts of interest between OFS Advisor’s fiduciary obligations to us and its fiduciary obligations to other clients. For example, such policies and procedures are designed to ensure that investment opportunities are allocated in a fair and equitable manner among us and other clients of OFS Advisor. An investment opportunity that is suitable for clients of OFS Advisor may not be capable of being shared among some or all of such clients due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act.
There can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
Our independent directors may face conflicts of interest related to their obligations to the affiliated BDC for which they also serve as independent directors.
The independent directors of our board of directors also comprise the independent directors of the board of directors of HPCI, an affiliated BDC that is also managed by OFS Advisor.  In their capacities as directors for a BDC board, the independent directors have a duty to make decisions on behalf of that BDC that are in the best interests of that BDC and its shareholders.  Accordingly, our independent directors may face conflicts of interest when making a decision on behalf of one BDC that may not be in the best interest of the other BDC. For example, the SEC has granted exemptive relief to us, OFS Advisor, HPCI, and certain other of our affiliates to co-invest in certain transactions that would otherwise be prohibited by the 1940 Act. In accordance with that relief, the independent directors must make certain findings on behalf of each BDC with respect to initial co-investment transactions, including that the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the BDC and its shareholders and do not involve overreaching in respect of the BDC or its shareholders on the part of any of the other participants in the proposed transaction.  Under such circumstances, the independent directors may face conflicts of interest when making these determinations on behalf of  us and HPCI.
Members of the Advisor Investment Committees, OFS Advisor or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
OFS senior professionals and members of the Advisor Investment Committees may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our shareholders.
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

The valuation process for certain of our portfolio holdings may create a conflict of interest.
Many of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith as described below in “Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from OFS Advisor may provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, the members of our board of directors who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of the OFS Advisor’s investment professionals in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our board of directors, could result in a conflict of interest since OFS Advisor’s management fee is based, in part, on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates.
We have entered into a license agreement with OFSAM under which OFSAM has granted us a non-exclusive, royalty-free license to use the name “OFS.” See “Item 1. Business—License Agreement.” In addition, we rent office space from a subsidiary of OFSAM and pay to that subsidiary our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer and chief accounting officer. This will create conflicts of interest that our board of directors must monitor.
The Investment Advisory Agreement with the OFS Advisor and the Administration Agreement with OFS Services were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
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
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, five percent or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases or sales of assets or joint transactions with such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases or sales of assets or joint transactions with the BDC’s officers, directors, and employees, and advisor (and its affiliates).
BDCs may, however, invest alongside certain related parties or their respective other clients in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, a BDC may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the BDC’s advisor, acting on the BDC’s behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the BDC’s interests and those of other accounts. Moreover, except in certain circumstances, this guidance does not permit a BDC to invest in any issuer in which the advisor or other affiliates has previously invested.
On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds, provided we comply with the Order. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.
When we invest alongside OFSAM and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:

•	investment guidelines and/or restrictions, if any, set forth in the applicable organizational, offering or similar documents for the investment vehicles;

•	risk and return profile of the investment vehicles;

•	suitability/priority of a particular investment for the investment vehicles;

•	if applicable, the targeted position size of the investment for the investment vehicles

•	level of available cash for investment with respect to the investment vehicles;

•	total amount of funds committed to the investment vehicles; and

•	the age of the investment vehicles and the remaining term of their respective investment periods, if any.
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
SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350 million.
We cannot presently predict whether or not we will borrow the maximum permitted amount; if we reach the maximum dollar amount of SBA guaranteed debentures permitted, and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.
Moreover, SBIC I LP’s status as an SBIC does not automatically assure that it will receive SBA guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon whether SBIC I LP is and continues to be in compliance with SBA regulations and policies and whether funding is available. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by SBIC I LP. As of December 31, 2016, the Company had fully funded its $75.0 million commitment to SBIC I LP. As of December 31, 2016, SBIC I LP had leverage commitments of approximately $149.9 million from the SBA, and $149.9 million of outstanding SBA-guaranteed debentures, leaving no incremental borrowing capacity under present SBA regulations. In January 2015, we filed an application with the SBA for a second SBIC license, which, if approved, would provide up to $75.0 million in additional SBA debentures for the funding of our future investments upon our contribution of at least $37.5 million in additional regulatory capital and subject to the issuance of a leverage commitment by the SBA and other customary procedures. There can be no assurance as to whether or when this application will be approved by the SBA.
SBIC I LP is subject to SBA regulations.
Our investment strategy includes SBIC I LP, which is regulated by the SBA. On December 4, 2013, we acquired the remaining limited and general partnership interests of SBIC I LP that we did not already own, which resulted in SBIC I LP becoming our wholly-owned subsidiary.
The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of leverage commitments by the SBA and other customary procedures. Prior to becoming our wholly-owned subsidiary, SBIC I LP had received $67.3 million in SBA leverage commitments. In July 2014, the Company funded the remaining $13.6 million of its $75 million commitment to SBIC I LP. As of December 31, 2016, SBIC I LP had leverage commitments of approximately $149.9 million from the SBA, and $149.9 million of outstanding SBA-guaranteed debentures, leaving no incremental borrowing capacity under present SBA regulations.
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
As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2016, our asset coverage ratio was greater than 1,000%.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	—%	5%	10%
Corresponding return to common stockholder (1)	(24)%	(14)%	(4)%	6%	16%
(1) Assumes $281.6 million in investments at fair value, $159.4 million in debt outstanding, $142.0 million in net assets and an average cost of funds of 3.6%. Assumptions are based on our financial condition and our average cost of funds at December 31, 2016.
Based on our outstanding indebtedness of $159.4 million as of December 31, 2016 and the average cost of funds of 3.6% as of that date, our investment portfolio must experience an annual return of at least 2.0% to cover interest payments on the outstanding debt.
This example is for illustrative purposes only, and actual interest rates on our borrowings are likely to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Borrowings” for additional information.
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
A number of entities compete with us to make the types of investments that we plan to make. We will compete with public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. These characteristics could allow our competitors to consider a wider variety of instruments, establish more relationships and offer better pricing and more flexible structuring than we are able to. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with OFSAM and its other affiliates or accounts managed by OFSAM or one of its other affiliates. Although the OFS Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our shareholders. Moreover, the performance of investments will not be known at the time of allocation.
We may suffer credit losses.
Investment in middle market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing.
We will be subject to corporate-level federal income tax if we are unable to maintain our qualification as a RIC.
We have elected to be treated as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain RIC status. As a RIC, we are not required to pay corporate-level federal income taxes on our income and capital gains distributed (or deemed distributed) to our shareholders. To continue to qualify for tax treatment as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our shareholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long~~-~~term capital losses, if any, to our shareholders on an annual basis. We will be subject, to the extent we use debt financing or preferred stock, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for tax treatment as a RIC for any reason and become subject to corporate-level federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments.

Such a failure would have a material adverse effect on us and our shareholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
In order for us to maintain our tax treatment as a RIC and to minimize corporate-level taxes, we are required to distribute on an annual basis substantially all of our taxable income, which includes income from our subsidiaries and portfolio companies. As a substantial portion of our investments are made through SBIC I LP, we are significantly dependent on that entity for cash distributions to enable us to meet the RIC distribution requirements. SBIC I LP may be limited by the Small Business Investment Act of 1958 and SBA regulations governing SBICs from making certain distributions to us that may be necessary to enable us to continue to qualify as a RIC. We may have to request a waiver of the SBA’s restrictions for SBIC I LP to make certain distributions to maintain our tax treatment as a RIC and we cannot assure shareholders that the SBA will grant such waiver. If our subsidiaries and portfolio companies are unable to make distributions to us, this may result in loss of RIC tax treatment and a consequent imposition of a corporate-level federal income tax on us.
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
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain the tax benefits available to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we sell built-in-gain assets, we may be required to recognize taxable income in respect of the built-in-gain on such assets. In such a case, we would have to distribute all of our taxable gain (including the built-in-gain) in respect of such sale to avoid the imposition of entity-level tax on such gain. If we are not able to obtain such cash from other sources, we may fail to maintain the tax benefits available to RICs and thus be subject to corporate-level income tax. See Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our shareholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without shareholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.
Our senior secured revolving credit facility with Pacific Western Bank (the "PWB Credit Facility") contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the credit facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The PWB Credit Facility provides us with a senior secured revolving line of credit of up to $25.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the credit agreement. The PWB Credit Facility is guaranteed by our subsidiary OFS Capital WM, LLC (“OFS Capital WM”) and secured by all of our current and future assets excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests.The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The PWB Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. We had $9.5 million outstanding under the PWB Credit Facility as of December 31, 2016. Availability under the PWB Credit Facility as of December 31, 2016 was $15.5 million based on the stated advance rate of 50% under the borrowing base.
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

Terrorist attacks, acts of war or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
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
The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
The occurrence of a disaster such as a cyberattack, a natural catastrophe, an industrial accident, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
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
Many of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. All of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (ASC Topic 820). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of two independent service providers to review the valuation of these securities.
The types of factors that the board of directors takes into account in determining the fair value of our investments generally include, as appropriate, comparison to third-party yield benchmarks and comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
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
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels, including those that govern BDCs, SBICs, RICs, or non-depository commercial lenders. These laws and regulations, including applicable accounting standards, as well as their interpretation, may change from time to time, and new laws, regulations, accounting standards and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.
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
In addition, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy, including making investments in entities such as OFS Capital WM and SBIC I LP, in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and our accounting practices described in this Annual Report on Form 10-K, and may shift our investment focus from the areas of expertise of OFS Advisor to other types of investments in which OFS Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a shareholder’s investment.
Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new or different regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
The effect of global climate change may impact the operations of our portfolio companies.
There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. subsequently ratified the Paris Agreement, and it entered into force on November 4, 2016. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.
Proposed legislation may allow us to incur additional leverage.
In prior Congresses, legislation was introduced in the U.S. House of Representatives that was intended to revise certain regulations applicable to BDCs. The legislation provided for (i) increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment advisor subsidiaries. There are no assurances as to when the legislation will be introduced or enacted by current Congress, if at all, or, if enacted, what final form the legislation would take.
Loss of status as a RIC would reduce our net asset value and distributable income.
We have qualified as a RIC under the Code. As a RIC we do not have to pay federal income taxes on our income (including realized gains) that we distribute to our shareholders, provided that we satisfy certain distribution and other requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of shareholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. See “Item 1. Business — Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”
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
OFS Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If OFS Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the OFS Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
OFS Services can resign from its role as our Administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Services has the right to resign under the Administration Agreement, whether we have found a replacement or not. If OFS Services resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by OFS Services. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2016, management identified a material weakness related to design and effectiveness of controls over certain key assumptions and underlying data used in the Company’s investment valuations.
The identification of this material weakness did not require a material fourth quarter 2016 adjustment or impact any of our consolidated financial statements for any prior annual or interim periods.
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
Risks Related to BDCs
Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets decline, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
As of December 31, 2016, we had debt outstanding in the amount of $159.4 million. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all. We have received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from our definition of senior securities in our statutory 200% asset coverage ratio under the 1940 Act.
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
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets. See “Item 1. Business—Regulation.
We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If a sufficient portion of our assets are not qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition and results of operations
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end fund, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

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
Our investments in the debt instruments of leveraged portfolio companies may be risky and, due to the significant volatility of such companies, we could lose all or part of our investment in bankruptcy proceedings or otherwise.
Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold due to the significant volatility of such companies. Negative developments may be accompanied by deterioration of the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Such developments may ultimately result in the leveraged companies in which we invest entering into bankruptcy proceedings, which have a number of inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial. In addition, since our mezzanine loans are generally subordinated to senior loans and are generally unsecured, other creditors may rank senior to us in the event of a bankruptcy proceeding.
Our investments in private and middle-market portfolio companies are generally considered lower credit qualify obligations, are risky, and we could lose all or part of our investment.
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
Middle-market companies are more likely to be considered lower grade investments, commonly called “junk bonds,” which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by the OFS Advisor to be of comparable quality. Lower grade securities or comparable unrated securities are considered predominantly speculative regarding the issuer’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, an investment in our company is subject to the following specific risks: increased price sensitivity to a deteriorating economic environment; greater risk of loss due to default or declining credit quality; adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and if a negative perception of the lower grade debt market develops, the price and liquidity of lower grade securities may be depressed. This negative perception could last for a significant period of time.
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
Investments in equity securities involve a substantial degree of risk.
We have purchased, and may purchase in the future, common stock and other equity securities, including warrants, in various portfolio companies. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on our portfolio company's success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event the portfolio company issues additional securities. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.
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
We will at times take a security interest in the available assets of our portfolio companies, including the equity interests of their subsidiaries and, in some cases, the equity interests of our portfolio companies held by their shareholders. In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success or deterioration of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. Additionally, in the case of certain of our investments, we do not have a first lien position on the collateral and may not receive the full value of the collateral upon liquidation. If the underlying collateral value is less than the loan amount, we will suffer a loss.
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
All of our assets are presently invested in illiquid securities, and a substantial portion of our investments in leveraged companies is subject to legal and other restrictions on resale or is otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, OFS Advisor, OFSAM or any of its other affiliates have material nonpublic information regarding such portfolio company.
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
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will use the pricing indicated by the external event to corroborate our valuation. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing first-priority debt of such companies. The senior-secured liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, would only have an unsecured claim against the portfolio company’s remaining assets, if any.
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
Uncertainty relating to the London Interbank Offered Rate (“LIBOR”) calculation process may adversely affect the value of any portfolio of LIBOR-indexed, floating-rate debt securities.
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
Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our potential portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our potential portfolio of LIBOR-indexed, floating-rate debt securities.
Risks Related to Our Securities
There is a risk that shareholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We have made distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. Our ability to make distributions may also be affected by our ability to receive distributions from SBIC I LP which is governed by SBA regulations.
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
As with any stock, the market price of our common stock will fluctuate with market conditions and other factors. Our common stock is intended for long-term investors and should not be treated as a trading vehicle. Shares of BDCs frequently trade at a discount from their net asset value. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, SBICs or BDCs;

•	loss of RIC or BDC status;

•	failure of SBIC I LP to maintain its status as an SBIC;

•	our origination activity, including the pace of, and competition for, new investment opportunities;

•	changes or perceived changes in earnings or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	potential future sales of common stock or debt securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	departure of OFS Advisor’s, OFSC’s or any of their affiliates’ key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
The shares of our common stock beneficially owned by our principal shareholders are generally available for resale, subject to the provisions of Rule 144 promulgated under the Securities Act. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation dividing our board of directors into three classes with the term of one class expiring at each annual meeting of shareholders. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.
Our common stock may trade below its net asset value per share, which limits our ability to raise additional equity capital.
If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our shareholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2016, our net asset value per share was $14.82. The daily average closing price of our shares on the Nasdaq Global Select Market for the year ended December 31, 2016 was $12.85. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

Item 1B	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
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
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2016. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock, Holders and Distributions
Our common stock began trading on November 8, 2012 on The NASDAQ Global Market under the symbol "OFS". Effective January 2, 2014, our common stock was included in the NASDAQ Global Select Market. The following table lists the high and low closing sale price for our common stock, net asset value per share, and the cash distributions per share that we have declared on our common stock for each fiscal quarter during the last two most recently completed fiscal years.

	2016				2015
		Price Range		Distributions		Price Range		Distributions
	NAV (1)	High	Low	Per Share (2)	NAV (1)	High	Low	Per Share (2)
For the quarter ended:
March 31	$14.65	$13.07	$9.98	$0.34	$14.24	$12.44	$11.20	$0.34
June 30	$14.76	$13.75	$11.83	$0.34	$14.66	$12.50	$11.75	$0.34
September 30	$14.67	$14.25	$12.78	$0.34	$14.46	$12.17	$10.00	$0.34
December 31	$14.82	$14.09	$12.25	$0.34	$14.76	$11.72	$10.11	$0.34

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(2)
Represents distributions declared in the specified quarter. We maintain an “opt-out” distribution reinvestment plan for our common shareholders. As a result, if we declare a distribution, cash distributions are automatically reinvested in additional shares of our common stock unless the shareholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. The determination of the tax attributes of distributions is made annually as of the end of each fiscal year based upon taxable income for the full year and distributions paid for the full year. The return of capital portion of each distribution as of December 31, 2016 and 2015 was $0.09 and $0.23, respectively.

The last reported sale price for our common stock on the NASDAQ Global Select Market on March 13, 2017 was $14.90 per share. As of March 13, 2017, there were two holders of record of the common stock, one of which was OFSAM. The other holder of record does not identify shareholders for whom shares are held beneficially in “nominee” or “street name.”
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
Distributions directly affect our taxable income. See "Item 1. Business–Material U.S. Federal Income Tax Considerations–Taxation as a RIC".
Distributions in excess of our current and accumulated ICTI are reported as returns of capital; the tax treatment to the shareholder will depend on a variety of factors including the shareholder’s tax basis in our shares. The determination of the tax attributes of our distributions is made annually as of the end of the year, and is based on our taxable income for the full year and distributions paid for the full year; therefore, determinations made on a quarterly basis may not be representative of the tax attributes of our distributions to shareholders. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution) is mailed to our U.S. shareholders. For the year ended December 31, 2016, approximately $1.25 per share, $0.02 per share, and $0.09 per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its shareholders, respectively.
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

Issuer Purchases of Equity Securities
For the years ended December 31, 2016, 2015, and 2014, we did not purchase any shares of our common stock in the open market.
Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index, for the period from November 8, 2012, the date our common stock began trading on the Nasdaq Global Market, through December 31, 2016. The graph assumes that, on November 8, 2012, a person invested $100 in our common stock, the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index. The graph measures total shareholder return, which takes into account changes in stock price and assumes reinvestment of all dividends and distributions prior to any tax effect.
The graph and other information under the heading "Stock Performance Graph" in Part II Item 5 of this Form 10-K is "furnished" and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and shall not be deemed incorporated by reference in any filing under the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.
Sales of Unregistered Securities
There was $0.1 million of dividends reinvested during the year ended December 31, 2016 under the dividend reinvestment plan.

Item 6.	Selected Consolidated Financial Data
The following selected financial and other data for the years ended December 31, 2016, 2015, and 2014 are derived from our consolidated financial statements that have been audited by BDO USA, LLP, our independent auditors. Selected financial and other data for the year ended December 31, 2013, the period November 8, 2012 through December 31, 2012, and the period January 1, 2012 through November 7, 2012 are derived from our consolidated financial statements that have been audited by RSM US LLP, previously our independent auditors. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K (amounts in thousands, except per share data):

	Post-IPO as a Business Development Company					Pre-IPO Prior to becoming a Business Development Company
	For the Years Ended December 31,				For the Period November 8, 2012 through December 31, 2012	For the Period January 1, 2012 through November 7, 2012	For the Year Ended December 31, 2012 (1)
	2016	2015	2014	2013
Statement of Operations Data:
Total investment income	$31,094	$32,264	$22,820	$17,070	$2,593	$10,839	$13,432
Total expenses	16,949	18,853	13,685	11,352	1,932	7,405	9,337
Net investment income	14,145	13,411	9,135	5,718	661	3,434	4,095
Net realized gain (loss) on non-control/non-affiliate investments	2,387	(3,033)	199	87	—	(1,112)	(1,112)
Net realized gain on affiliate investment	17	1,471	28	—	—	—	—
Net realized loss on control investment	—	—	(3,586)	—	—	—	—
Realized gain from SBIC Acquisitions	—	—	—	2,742	—	—	—
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(6,699)	5,099	534	367	(222)	161	(61)
Net change in unrealized appreciation/depreciation on affiliate investments	3,341	1,283	1,880	511	(41)	—	(41)
Net change in unrealized depreciation on control investment	637	—	1,750	(1,750)	—	—	—
Other income prior to becoming a business development company	—	—	—	—	—	3,113	3,113
Cumulative effect of accounting change	—	—	—	—	(348)	570	222
Extraordinary gain (loss)	—	—	—	—	873	(873)	—
Net increase in net assets resulting from operations	13,828	18,231	9,940	7,675	923	5,293	6,216
Per share data:
Net asset value	$14.82	$14.76	$14.24	$14.58	$14.80	N/A	N/A
Net investment income	1.46	1.39	0.95	0.59	0.07	N/A	N/A
Net realized gain (loss) on non-control/non-affiliate investments	0.25	(0.31)	0.02	0.01	—	N/A	N/A
Net realized gain on affiliate investment	—	0.14	—	—	—	N/A	N/A
Net realized loss on control investment	—	—	(0.37)	—	—	N/A	N/A
Realized gain from SBIC Acquisitions	—	—	—	0.29	—	N/A	N/A
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(0.69)	0.53	0.05	0.04	(0.02)	N/A	N/A
Net change in unrealized appreciation/depreciation on affiliate investments	0.33	0.13	0.19	0.05	—	N/A	N/A
Net change in unrealized depreciation on control investment	0.07	—	0.18	(0.18)	—	N/A	N/A
Net increase in net assets resulting from operations	1.43	1.89	1.03	0.80	0.10	N/A	N/A
Distributions declared (2)	1.36	1.36	1.36	1.02	0.17	N/A	N/A

	Post-IPO as a Business Development Company					Pre-IPO Prior to becoming a Business Development Company
	For the Years Ended December 31,				For the Period November 8, 2012 through December 31, 2012	For the Period January 1, 2012 through November 7, 2012	For the Year Ended December 31, 2012 (1)
	2016	2015	2014	2013
Balance sheet data at period end:
Investments, at fair value	$281,627	$257,296	$312,234	$237,919	$232,199	N/A	$232,199
Cash and cash equivalents	17,659	32,714	12,447	28,569	8,270	N/A	8,270
Restricted cash and cash equivalents	—	—	—	450	623	N/A	623
Other assets	5,744	4,666 (3)	11,823 (3)	9,106 (3)	1618 (3)	N/A	1618 (3)
Total assets	305,030	294,676 (3)	336,504 (3)	276,044 (3)	242,710 (3)	N/A	242,710 (3)
Debt	156,343	146,460 (3)	194,935 (3)	131,912 (3)	96,385 (3)	N/A	96,385 (3)
Total liabilities	161,252	151,664 (3)	199,033 (3)	135,666 (3)	100,911 (3)	N/A	100,911 (3)
Total net assets	143,778	143,012	137,471	140,378	141,799	N/A	141,799
Other data (unaudited):
Weighted average annualized yield on income producing debt investments at cost	12.08%	11.89%	9.53%	8.35%	N/A	N/A	7.49%
Weighted average annualized yield on income producing debt investments at fair value	12.30%	12.10%	9.56%	8.53%	N/A	N/A	7.64%
Number of portfolio companies at period end	41	39	62	58	59	N/A	59

(1)	The consolidated statement of operations for the year ended December 31, 2012 included the Company's Pre-IPO and Post-IPO operations during 2012.

(2)
The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. The return of capital portion of these distributions as of December 31, 2016, 2015, 2014, and 2013 (which includes the period December 8, 2012 to December 31, 2012), was $0.09, $0.23, $0.72, and $0.40.

(3)
On January 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-03 which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a BDC or an SBIC, or maintaining our status as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	Our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	the ability of SBIC I LP any other portfolio companies to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
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
Critical Accounting Policies and Significant Estimates
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
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. For a descriptions of our revenue recognition and fair value policies, see Note 2 to the consolidated financial statements included in "Item 8.–Financial Statements" of this report.
Revenue recognition. Our investment activities frequently involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or "follow-on" transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. (Acquired rights and financial instruments together, "Instruments".)
The revenue recognized on these Instruments is a function of the fee or other consideration allocated to them, including amounts allocated to capital structuring fees, at the time of acquisition. Additionally, subsequent amendments to these Instruments can involve both

•	a determination as to whether the amendment is

◦	of such significance to deem it the consummation of the initial investment transaction and the acquisition of new Instruments (i.e., a "significant modification"), or

◦	a modification of those Instruments to be recognized over their remaining lives, and

•	an additional allocation of consideration among newly acquired Instruments.
These allocations are generally based on the relative fair value of the Instruments at the time of the transaction, a process involving fair value estimates which is also a critical accounting policy and significant estimate. Moreover, these allocations and determinations can differ between GAAP and federal income tax bases. Once determined, these allocations directly effect the discount/premium and yield on debt securities, the cost and net gains/losses on equity securities, and capital structuring fees recognized in the statements of operations; and ICTI. These allocations require an understanding of the terms and conditions of the underlying agreements and requires significant management judgment. The table below presents the impact to the initial cost bases of allocated consideration to acquired Instruments for the years ended December 31, 2016, 2015, and 2014, (in thousands):

	2016	2015	2014
Loans:
Net Loan Fees (1) (excluding equity securities and cash amendment fees)	$(983)	$(922)	$(974)
Equity securities (including performance-contingent fees)	(822)	—	(1,101)
Equity securities (including performance-contingent fees)	822	—	1,101
Capital structuring fees	369	653	775
(1) Loan origination fees, OID, market discount or premium, and loan amendment fees.
Fair value estimates. As of December 31, 2016, approximately 92% of our total assets were carried on the consolidated balance sheets at fair value. As discussed more fully in “Item 8.–Financial Statements–Note 2” GAAP requires us to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our assets carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.
As described in “Item 8.–Financial Statements–Note 6”, we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair values of our investments. The most significant unobservable inputs in these fair value measurements are the discount rates, EBITDA multiples and projected cash flows contractually due from the investment.
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

The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate inputs used in our debt investment valuations at December 31, 2016 (dollar amounts in thousands):

	Fair Value at December 31, 2016	Weighted average discount rate at December 31, 2016	Discount rate sensitivity
			-10% Weighted average	+10% Weighted average
Debt investments:
Senior Secured	$149,128	12.07%	$151,809	$145,721
Subordinated	$45,635	14.19%	$46,703	$44,118
The table above presents the impact to our debt-investment fair value accounting measures by uniformly modifying our discount rate valuation input. This table does not present the estimated effect of hypothetical changes in actual, observed interest rates, which would affect the cash flows from many of the underlying investments as they are indexed to LIBOR or the Prime Rate of interest, the operating environment of many of our portfolio companies, and other factors, as well as our estimates of the discount rate valuation input. The effect of hypothetical changes in actual, observed interest rates on our fair value measures is not subject to reasonable estimation.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into the Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1–Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 4”.

•
We entered into the Administration Agreement with OFS Capital Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1–Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 4”.

•
We have entered into a license agreement with OFSAM, the parent company of OFS Advisor, under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.” Under this agreement, we have a right to use the “OFS” name for so long as OFS Advisor or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “OFS” name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with OFS Advisor is in effect.

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets,including Hancock Park Corporate Income, Inc., a non-traded BDC with an investment strategy similar to the Company.
Portfolio Composition and Investment Activity
Portfolio Composition
As of December 31, 2016, the fair value of our debt investment portfolio totaled 244.4 million in 39 portfolio companies, of which 74% and 26% were senior secured loans and subordinated loans, respectively, and approximately $37.3 million in equity investments, at fair value, in 17 portfolio companies in which we also held debt investments and two portfolio companies in which we solely held an equity investment. We had unfunded commitments of $2.6 million to three portfolio companies at December 31, 2016. Set forth in the tables and charts below is selected information with respect to our portfolio as of December 31, 2016 and 2015.

The following table summarizes the composition of our investment portfolio as of December 31, 2016 and 2015 (dollar amounts in thousands):

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$182,315	$180,955	$161,944	$160,437
Subordinated debt investments	66,591	63,410	65,227	64,240
Preferred equity	23,293	23,721	19,120	22,133
Common equity and warrants	7,108	13,541	5,964	10,486
	$279,307	$281,627	$252,255	$257,296
Total number of portfolio companies	41	41	38	38

(1)
Includes debt investments in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of of these investments was $28,945 and $29,276 at December 31, 2016, respectively, and $26,024 and $25,567, at December 31, 2015, respectively

The following table shows the portfolio composition by geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio companies' corporate headquarters (dollar amounts in thousands):

	Amortized Cost				Fair Value
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
South - US	$120,005	42.9%	$102,995	40.8%	$122,511	43.5%	$104,325	40.5%
Northeast - US	85,693	30.7	81,657	32.4	78,186	27.8	80,730	31.4
West - US	59,120	21.2	53,243	21.1	61,219	21.7	56,549	22.0
Midwest - US	10,566	3.8	14,360	5.7	15,788	5.6	15,692	6.1
Canada	3,923	1.4	—	—	3,923	1.4	—	—
Total	$279,307	100.0%	$252,255	100.0%	$281,627	100.0%	$257,296	100.0%

As of December 31, 2016, our investment portfolio’s three largest industries by fair value, were (1) Administrative and Support and Waste Management Remediation Services, (2) Manufacturing, and (3) Professional, Scientific, and Technical Services, totaling approximately 52.6% of the investment portfolio. For a full summary of our investment portfolio by industry, see "Note 5, Investments" to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.
The following table presents our debt investment portfolio by investment size as of December 31, 2016 and 2015 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Up to $4,000	$34,547	13.9%	$39,946	16.2%	$41,419	16.9%	$39,964	17.8%
$4,001 to $7,000	57,996	23.3	61,931	27.3	55,342	22.6	57,641	25.7
$7,001 to $10,000	78,446	31.5	44,679	19.7	80,735	33.0	54,597	24.3
$10,001 to $13,000	34,549	13.9	54,963	24.2	37,593	15.4	44,288	19.7
Greater than $13,000	43,368	17.4	28,652	12.6	29,276	12.0	28,187	12.5
Total	$248,906	100.0%	$230,171	100.0%	$244,365	100.0%	$224,677	100.0%

The following table displays the composition of our performing debt investment portfolio by weighted average yield as of December 31, 2016 and 2015:

	December 31,
	2016			2015
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	8.7%	11.4%	9.5%	12.5%	—%	—%
8% - 10%	7.7	—	5.6	17.9	—	8.9
10% - 12%	32.6	11.9	27.0	22.7	—	—
12% - 14%	30.9	58.1	38.2	43.2	76.8	19.4
Greater than 14%	20.1	18.6	19.7	3.7	23.2	71.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield	11.95%	12.44%	12.08%	11.28%	13.39%	11.89%
The weighted average yield on our performing debt investments is computed as (a) the annual stated accruing interest plus the annualized accretion of Net Loan Fees divided by (b) amortized cost excluding assets on non-accrual basis as of the balance sheet date. Substituting total debt investments at amortize cost for total debt investments at fair value in (b), in the above computation, results in a weighted average yield to fair value of 12.30% and 12.01% as of December 31, 2016 and 2015, respectively.
As of December 31, 2016 and 2015, floating rate loans at fair value were 66% and 59% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 34% and 41% of our debt investment portfolio, respectively.
Non-Accrual Assets
At December 31, 2016 the Company had one loan designated non-accrual with respect to PIK interest and Net Loan Fees with an amortized cost and fair value of $7.6 million and $5.4 million, respectively. This loan was initially placed on non-accrual status at September 30, 2016, at which time, the Company ceased recognizing cash and PIK interest income, and Net Loan Fees. During the fourth quarter of 2016, through execution of an amendment, the loan became current with respect to all cash and PIK interest, and the Company resumed accruing cash interest. However, at December 31, 2016, management determined that the principal balance of the loan may not be fully collectible, and therefore the Company placed the loan on non-accrual with respect to the PIK interest and Net Loan Fee amortization. At December 31, 2015, one investment with aggregate cost and fair value of $0.9 million and $0.8 million, respectively, was carried as a non-accrual loan.

Investment Activity
The following is a summary of our investment activity for the years ended December 31, 2016 and 2015 (dollar amounts in millions):

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$48.7	$0.7	$66.6	$12.1
Investments in existing portfolio companies:
Follow-on investments	13.9	0.8	7.2	—
Refinanced investments	3.2	—	37.9	—
Delayed draw funding	0.9	—	0.2	—
Total investments in existing portfolio companies	18.0	0.8	45.3	—
Total investments in new and existing portfolio companies	$66.7	$1.5	$111.9	$12.1
Number of new portfolio company investments	8	1	12	2
Number of existing portfolio company investments	10	1	6	—
Proceeds/distributions from principal payments/equity investments	$41.4	$—	$96.1	$0.2
Proceeds from investments sold or redeemed (1)	2.8	2.5	93.3	5.6
Total proceeds from principal payments, equity distributions and investments sold	$44.2	$2.5	$189.4	$5.8

(1)	The year ended December 31, 2015 includes $7.2 of proceeds pertaining to a debt investment we sold in December 2014 and $67.3 of proceeds pertaining to the WM Asset Sale.
During the year ended December 31, 2016, we converted $1.8 million in principal of a subordinated debt investment into preferred equity units and warrants valued at $1.8 million, converted $0.3 million in principal of a senior secured debt investment into preferred equity units valued at $0.3 million, and converted $0.8 million in principal of a subordinated debt investment into a senior secured debt investment in the same portfolio company. In addition, we amended a senior secured debt investment for which it received preferred equity units in the same portfolio company valued at $0.2 million and received additional preferred equity units with nominal value in connection with a $1.3 million follow on investment in the same portfolio company.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2016 and 2015 (dollar amounts in thousands):

	As of December 31,
	2016		2015
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	3,810	1.6	15,755	7.0
3 (Average)	192,078	78.6	187,276	83.4
4 (Special Mention)	43,084	17.6	17,171	7.6
5 (Substandard)	5,393	2.2	4,475	2.0
6 (Doubtful)	—	—	—	—
7 (Loss)	—	—	—	—
	$244,365	100.0%	$224,677	100.0%
During the year ended December 31, 2016, we reclassified four debt investments from category 3 to category 4 and one debt investment from category 2 to category 4, with an aggregate fair value at December 31, 2016 of $29.9 million and $3.7 million, respectively due to a degradation in the underlying businesses of the portfolio companies and as a result of various covenant defaults. In addition, we reclassified one debt investment from category 3 to category 5 (our non-accrual debt investment with respect to PIK interest and Net Loan Fees described above) and one debt investment from category 5 to category 4, with an aggregate fair value at December 31, 2016 of $5.4 million and $4.0 million respectively. All other year over year changes in the fair value of our debt investments within each category, were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments within the categories, and other investment activity.
Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of December 31, 2016, floating rate and fixed rate loans comprised 66% and 34%, respectively, of our current debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our investments provide for deferred interest or dividend payments, PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). In addition, we may generate total investment income in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
Expenses. Our primary operating expenses include interest expense due under our outstanding borrowings, the payment of fees to OFS Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing and long-distance telephone;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•	other expenses incurred by either OFS Services or us in connection with administering our business.
Net Gain (Loss) on Investments. Net gain (loss) on investments consists of the sum of: (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) changes in net unrealized appreciation/depreciation on debt and equity investments. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain recognized in that period will generally be smaller. The unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity. In such instances, the reversal on unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and may be partially offset by the acceleration of any premium or discount on the debt security in interest income and any prepayment fees on the debt security in fee income.
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
We changed the primary method used to value certain of our investments as of December 31, 2016, from the income approach to the market approach ("Valuation Methodology Change"), primarily due to the nature of evidence available under the discounted cash flow method, and to better align with industry practice. The methodology change resulted in a fourth quarter 2016 net increase to the carrying value of the investments and corresponding net increase in unrealized appreciation/depreciation on investments in the consolidated statement of operations of approximately $1.6 million.

Comparison of years ended December 31, 2016, 2015, and 2014.
Consolidated operating results for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Total investment income	$31,094	$32,264	$22,820
Total expenses	16,949	18,853	13,685
Net investment income	14,145	13,411	9,135
Net gain (loss) on investments	(317)	4,820	805
Net increase in net assets resulting from operations	$13,828	$18,231	$9,940
Total Investment Income

	2016	2015	2014
	(Amounts in thousands)
Interest income:
Senior secured debt investments	$19,485	$20,038	$18,410
Subordinated debt investments	8,109	8,932	2,926
Total interest income	27,594	28,970	21,336
Dividend income:
Preferred equity	1,601	1,276	570
Common equity	307	85	—
Total dividend income	1,908	1,361	570
Fee income	1,592	1,933	914
Total investment income	$31,094	$32,264	$22,820

Comparison of Investment Income for the Years Ended December 31, 2016 and 2015:
Interest income decreased $1.4 million primarily due to a $1.0 million decrease in interest income and a $0.4 million decrease in accelerated Net Loan Fees. The $1.0 million decrease in interest income was primarily due to a $3.6 million decrease caused by a 13% decrease in the average outstanding loan balance during 2016, offset by an increase of $2.6 million caused by a 19 basis point increase in the weighted average yield in our portfolio during the year ended December 31, 2016. The 13% decrease in the weighted average principal balance of investments and increase in our average portfolio yield was primarily a result of the WM Asset Sale which occurred on May 28, 2015, the proceeds of which had only been partially reinvested in higher yielding assets subsequent to the WM Asset Sale. Acceleration of Net Loan Fees of $0.6 million and $1.0 million were included in interest income for the year ended December 31, 2016 and 2015, respectively. Acceleration of Net Loan Fees occur and are recognized on certain loans that are repaid prior to their scheduled due date.
Preferred equity cash and PIK dividend income increased approximately $0.3 million primarily as a result of additional preferred equity securities purchased during 2015. Common equity dividend income increased by $0.2 million primarily due to an additional common equity security purchased during the fourth quarter of 2015.
Fee income decreased $0.3 million primarily due to a decrease in prepayment fees, capital structuring fees. We recorded prepayment fees of $0.9 million resulting from $25.0 million of unscheduled principal payments during the year ended December 31, 2016, compared to $1.1 million from $47.5 million of unscheduled principal payments during 2015. We recognized capital structuring fees of $0.4 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively, upon the closing of $37.3 million and $89.0 million of debt and equity investments, respectively.
Comparison of Investment Income for the Years Ended December 31, 2015 and 2014:
Interest income increased by $7.6 million primarily due to the increase in our average portfolio yield, offset by a decrease of $0.4 million in accelerated Net Loan Fees. Our average portfolio yield increased due to the reallocation of capital into debt investments of lower middle market portfolio companies. Acceleration of Net Loan Fees occur and are recognized on certain loans that are repaid prior to their scheduled due date.
Dividend income increased by $0.8 million, primarily due to a full year recognition of PIK dividends in 2015 from equity investments purchased in 2014.

Fee income increased by $1.0 million, primarily due to an increase in prepayment fees received which are earned when a portfolio company repays its debt obligation prior to maturity. We did not recognize any prepayment fees during the year ended December 31, 2014.
Expenses

	2016	2015	2014
	(Amounts in thousands)
Interest expense	$5,302	$6,959	$5,578
Management fees	4,516	5,225	2,916
Incentive fee	3,333	2,627	1,253
Professional fees	1,200	1,114	1,517
Administration fee	1,304	1,637	1,245
General and administrative expenses	1,294	1,291	1,176
Total expenses	$16,949	$18,853	$13,685

Comparison of Expenses for the Years Ended December 31, 2016 and 2015:
Interest expense decreased by $1.7 million, primarily due to a year-over-year decrease of $0.8 million in cash interest expense on our secured revolving line of credit with Wells Fargo Bank, N.A. ("WM Credit Facility") and a $1.6 million write-off of deferred debt issuance costs, both related to our permanent reduction of the WM Credit Facility and the termination of the WM Credit Facility on May 28, 2015, offset by an increase of $0.7 million in cash interest expense incurred on our SBA debentures. Interest expense on our SBA debentures increased due to an increase in the weighted average interest rate and the weighted average debentures outstanding during the year ended December 31, 2016, as a result of additional debenture draws of $22.6 million during the nine months ended September 30, 2015, which pooled on September 23, 2015.
Management fee expense decreased by $0.7 million, due to a decrease in the average total assets subject to the base management fee.
Incentive fee expense increased by $0.7 million, due to a 11% increase in pre-incentive fee net investment income compared to the prior year, which resulted in a $0.8 million increase in the incentive fee catch-up provision (the amount of pre-incentive fee income that exceeds the hurdle rate but is less than 2.5%) and a $0.1 million increase in the incentive fee due to the amount of pre-incentive fee income that exceeded 2.5%, partially offset by a $0.1 million decrease in the Capital Gains Fee, which represents the reversal of the accrued Capital Gains Fee at December 31, 2015.
Administrative fee expense decreased by $0.3 million, primarily due to a decrease in the allocable amount of incentives of our officers and their respective staffs, which OFS Services passed along to us under our administration agreement.
Comparison of Expenses for the Years Ended December 31, 2015 and 2014:
Interest expense increased by $1.4 million due to an increase of $2.7 million in interest expense incurred on our SBA debentures, which was due to an increase of $99.5 million in the weighted average SBA debentures outstanding during 2015 compared to 2014. The increase in interest on our SBA dentures was offset by a decrease of approximately $2.1 million in interest expense on the WM Credit Facility, due to a decrease of approximately $66.9 million in weighted average borrowings on the facility in 2015 compared to 2014 driven by repayments throughout 2015, including termination of the facility on May 28, 2015. In addition, amortization and write-off of deferred financing closing costs, which is included in interest expense, increased by $0.8 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was due to increased write-offs of $1.0 million in deferred financing closing costs in connection with permanent reductions of the WM Credit Facility, an increase of $0.2 million in amortization on the deferred financing closing costs incurred upon the draw of SBA debentures, offset by a decrease of $0.4 million in amortization of deferred financing closing costs on the WM Credit Facility due to a lower average balance of deferred financing closing costs in 2015 as a result of the permanent reductions made to the WM Credit Facility in 2015.
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
Incentive fee expense increased $1.4 million, primarily as result of an increase in our pre-incentive fee net investment income.
Administrative fee expense increased by $0.4 million, primarily due to an increase in the allocable amount of the salary and incentives of our officers and their respective staffs, which OFS Services passed along to us under our administration agreement.
Net Gain on Investments

	2016	2015	2014
	(Amounts in thousands)
Senior secured debt	$411	$(1,276)	$(1,783)
Subordinated debt	(2,368)	(1,106)	117
Preferred equity	(2,584)	3,351	1,334
Common equity and warrants	4,224	3,851	1,137
Net gain (loss) on investments	$(317)	$4,820	$805
Year ended December 31, 2016
We recognized net gains of $0.4 million on senior secured debt during the year ended December 31, 2016, primarily as a result of the net positive impact of market based transactions on our fair values, offset by the net impact of portfolio company-specific performance factors, the pay-off of certain senior secured debt investments, and $0.4 million as a result of the Valuation Methodology Change.
We recognized net losses of $2.4 million on subordinated debt during the year ended December 31, 2016, principally due to the net impact of portfolio company-specific performance factors and $0.5 million as a result of the Valuation Methodology Change.
We recognized net losses of $2.6 million on preferred equity investments for the year ended December 31, 2016, primarily due to the net impact of portfolio company-specific performance factors offset by $2.1 million as a result of the Valuation Methodology Change.
We recognized net gains of $4.2 million on common equity and warrant investments for the year ended December 31, 2016, primarily due to the net impact of portfolio company-specific performance factors and $0.4 million as a result of the Valuation Methodology Change. In addition, we realized gains of $2.1 million from the redemption of an equity investment. We held this investment from the first quarter of 2014 and recognized unrealized gains of $2.1 million and $0.5 during the years ended December 31, 2015 and 2014, respectively. The net impact of this transaction was a recognized net loss of $0.5 during the year ended December 31, 2016 due to the reversal of the accumulated unrealized gains in excess of the recognized realized gain.
Year ended December 31, 2015
We recognized net losses of $1.3 million on senior secured debt during the year ended December 31, 2015, primarily as a result of the net impact of changes to certain market loan indices, the impact of portfolio company-specific performance factors, and the settlement of a senior secured debt investment with one of our portfolio companies (Strata Pathology Services, Inc.) ("Strata Settlement") in the fourth quarter of 2015, partially offset by the pay-off of certain senior secured debt investments, including the WM Asset Sale. In connection with the Strata Settlement, we recognized a realized loss of $3.9 million and reversed $3.2 million of previously recognized cumulative unrealized depreciation.
We recognized net losses of $1.1 million on subordinated debt during the year ended December 31, 2015, principally due to the net impact of portfolio company-specific performance factors, and the impact of changes to certain market loan indices.
We recognized net gains of $3.4 million on preferred equity investments for the year ended December 31, 2015, primarily due to the impact of portfolio company-specific performance factors, the impact of certain investments moving closer to their expected exit events, and a net gain of $0.7 million from the sale of an investment. We realized a $1.4 million gain on the sale of the equity investment, offset by the reversal of previously recognized unrealized gains from the date we held this investment, which included recognized unrealized gains of $0.5 at December 31, 2014.
We recognized net gains of $3.9 million on common equity and warrant investments for the year ended December 31, 2015, primarily due to the impact of exit-event assumptions on our valuations, the net impact of portfolio company-specific performance factors, and a gain of $0.7 million from the redemption of a warrant investment.
Year ended December 31, 2014
We recognized net losses of $1.8 million on senior secured debt during the year ended December 31, 2014, primarily as a result of the impact of portfolio company-specific performance factors, and a $1.8 million net loss related to the restructuring of our debt investment in Tangible Software, Inc. in the fourth quarter of 2014 ("Tangible Restructuring"). In connection with the Tangible Restructuring, we recorded a $2.9 million realized loss. The $2.9 million realized loss reflected a reversal of (1) approximately $1.1 million of unrealized losses recorded on this investment during the year ended December 31, 2013, (2) approximately $1.7 million of additional unrealized losses recorded from January 1, 2014 through December 17, 2014, the Tangible Restructuring date, and (3) approximately $0.1 million of additional losses we recognized on the Tangible Restructuring date, which represented the difference between the fair value of consideration we received in connection with the Tangible Restructuring and the fair value of the pre-restructured investments on the restructuring date.
We recognized net gains of $1.3 million on preferred equity investments for the year ended December 31, 2014, primarily due to the net impact of portfolio company-specific performance factors.
We recognized net gains of $1.1 million on common equity and warrant investments for the year ended December 31, 2014, primarily due to the net impact of portfolio company-specific performance factors. In addition we realized a loss of $0.7 million related to the Tangible Restructuring in the fourth quarter of 2014. We recognized accumulated unrealized losses on this investment of $0.7 million prior to 2014. There was no net loss for the year ended December 31, 2014, on this transaction.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
The Company generates cash through operations from net investment income and the net liquidation of portfolio investments, and uses cash in its operations in the net purchase of portfolio investments. The Company must distribute substantially all its taxable income, which approximates, but will not always equal, the cash it generates from net investment income to maintain its RIC tax treatment. The Company distributions for the years ended December 31, 2016, 2015 and 2014, resulted in a distribution in excess of taxable income. The Company has no history of net taxable gains. The Company also obtains and uses cash in the net borrowing of funds from the SBA and commercial sources of debt. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cash from net investment income	$10,051	$12,541	$8,522
Net sales and repayments (purchases) of portfolio investments	(21,367)	71,197	(73,731)
Net cash provided by (used in) operating activities	(11,316)	83,738	(65,209)
Cash distributions paid	(13,062)	(12,690)	(12,847)
Net borrowings (repayments)	9,500	(50,027)	64,952
Comparison of the Years Ended December 31, 2016 and 2015:
At December 31, 2016, we held cash and cash equivalents of $17.7 million, a decrease of $15.1 million from December 31, 2015. During the year ended December 31, 2016, net purchases of portfolio investments were primarily due to $68.2 million of cash we used to purchase portfolio investment offset by $41.4 million of cash we received from principal payments on our portfolio investments and $2.8 million and $2.5 million of cash collected from the redemption and sale of a common equity securities and partial sale of a debt investment, respectively.
Net cash from net investment income decreased $2.5 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decline in cash collected from net investment income was principally due to higher management and incentive fees paid. Cash used to pay incentive fees during the year ended December 31, 2016 were $1.6 million greater than the year ended December 31, 2015, due to an increase in our pre-incentive fee net investment income in the fourth quarter of 2015 and the first, second and third quarter of 2016, which were paid during the year ended December 31, 2016. Cash used to pay base management fees during the year ended December 31, 2016 were $0.2 million greater than the year ended December 31, 2015 primarily due to adjustments in the base management fee rate on January 1, 2015, which lead to a $0.9 million increase in cash paid for management fees during the year ended December 31, 2016, that was offset by a reduction of $0.7 million in management fees paid during the year ended December 31, 2016, due to a decrease in the average fair value of our investment portfolio, primarily as a result of the WM Asset Sale in the second quarter of 2015 and subsequent increase in cash and cash equivalents which are not subject to the management fee.
Cash paid for interest increased $0.2 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, due to higher payments on SBA debentures, partially offset by lower payments on the WM Credit Facility. We are required to make interest payments on our SBA debentures semi-annually in March and September through maturity. The weighted average outstanding balance on our SBA debentures, excluding debt issuance costs, increased from $143.7 million for the year ended December 31, 2015, to $149.9 million for the year ended December 31, 2016. Additionally, during the first and second quarter of 2015, $65.9 million and $22.6 million, respectively, of the weighted average outstanding balance for the year ended December 31, 2015, carried interest at a lower pre-pooling, short-term rate. Consequently, we paid cash interest of $4.7 million on our SBA debentures for the year ended December 31, 2016 compared to $3.2 million for the year ended December 31, 2015. This increase was partially offset by a decline in cash paid for interest on our WM Credit Facility from $1.4 million in the year ended December 31, 2015 to $0 in the year ended December 31, 2016, due to the retirement of that facility.
Net borrowings of $9.5 million for the year ended December 31, 2016, were attributable to advances received under the PWB Credit Facility which was used to fund an investment purchases and general corporate activities.
Comparison of the Years Ended December 31, 2015 and 2014:
At December 31, 2015, we held cash and cash equivalents of $32.7 million. During the year ended December 31, 2015, net sales and repayments of portfolio investments were primarily due to $96.1 million of cash we received from principal payments on our portfolio investments, cash collections of $98.9 million from the sale of our portfolio investments, including $7.2 million of cash collection from an investment we sold in December 2014, $67.3 million from the WM Asset Sale, and $5.6 million from the sale (including partial-sale) or redemption of our equity interests in six portfolio companies. These cash receipts were offset by $124.0 million of cash we used to purchase portfolio investments and the repayment of debt.
Net cash from net investment income increased $4.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to a $6.3 million increase in cash interest income primarily as a result of an increase in the average yield of our portfolio, and a $0.8 net increase in fees caused by a $1.1 million increase in prepayment fees, offset by a decrease of $0.3 million in cash collected for capital structuring services, loan amendment and other fees. The increase in cash interest income and prepayment fees were offset by an increase of $1.3 million of cash paid for incentive fees due to an increase in our pre-incentive net investment income during the year ended December 31, 2015, and an increase of $1.7 million of cash paid for base management fees, of which approximately $0.6 million was due to an increase in our average total assets during the year ended December 31, 2015 as compared to our average total assets during the year ended December 31, 2014, and approximately $1.1 million was due to the reset of our base management fee to 0.4375% per quarter effective January 1, 2015 as compared with 0.145833% effective April 1, 2014, respectively.
Net repayment of borrowings of $50.0 million for the year ended December 31, 2015, was primarily attributable to $22.0 million of draws from our SBA debentures (net of the fees), offset by $72.6 million of net repayments on the WM Credit Facility.
SBA Debentures
As a result of the SBIC Acquisitions, SBIC I LP became our wholly-owned subsidiary effective December 4, 2013. SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to OFS Capital, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate is fixed at the first pooling date after issuance, which is March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of December 31, 2016 and 2015, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA.
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
On a stand-alone basis, SBIC I LP held $247.5 million and $245.1 million in assets at December 31, 2016 and 2015, respectively, which accounted for approximately 81% and 83% of the Company’s total consolidated assets, respectively.

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
PWB Credit Facility
On November 5, 2015, we entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide us with a $15.0 million senior secured revolving credit facility (“PWB Credit Facility”). The PWB Credit Facility is available for general corporate purposes including investment funding and was scheduled to mature on November 6, 2017. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and the Company’s SBIC I LP and SBIC I GP partnership interests.
On October 31, 2016, the BLA was amended to, among other things (i) increase the maximum amount available under the PWB Credit Facility from $15 million to $25 million, (ii) extend the maturity date from November 6, 2017 to October 31, 2018, (iii) increase the fixed interest rate from 4.75% to 5.00% per annum, and (iv) exclude subordinated loan investments (as defined in the BLA) from the borrowing base. In addition, as of the amendment date, we will incur an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion of the PWB Credit Facility in excess of $15.0 million. There were no advances under the facility prior to the October 31, 2016 amendment.
As of December 31, 2016, availability under the PWB Credit Facility was $15.5 million, based on the stated advance rate of 50% under the borrowing base.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2016, the Company was in compliance with the applicable covenants.
WM Asset Sale and Related Transactions
On May 28, 2015, OFS Capital and OFS Capital WM entered into a Loan Portfolio Purchase Agreement with Madison, a Delaware limited liability company, pursuant to which OFS Capital WM sold a portfolio of 20 senior secured debt investments with an aggregate principal balance of approximately $67.8 million as of May 28, 2015 to Madison. Madison is an affiliated entity of MCF Capital Management, LLC (“MCF”), which was the loan manager for OFS Capital WM prior to the WM Asset Sale under a Loan and Security Agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, each of the Lenders from time to time party thereto, and Wells Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”).
As a result of the WM Asset Sale, we received cash proceeds of approximately $67.3 million. On May 28, 2015, the total fair value of the debt investments sold, applying the March 31, 2015 fair value percentages to the principal balances of the respective investments on the sale date, was approximately $66.7 million. The determination of the fair value of our investments is subject to the good faith determination by our board of directors, which is conducted no less frequently than quarterly, pursuant to our valuation policies and accounting principles generally accepted in the United States.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at December 31, 2016), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of December 31, 2016 (in thousands):

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years (2)	3-5 years	After 5 years (2)
PWB Credit Facility	$9,500	$—	$9,500	$—	$—
SBA Debentures	149,880	—	—	—	149,880
Total	$159,380	$—	$9,500	$—	$149,880

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	The PWB Credit Facility is scheduled to mature on October 31, 2018. The SBA debentures are scheduled to mature between September 2022 and 2025.
We have entered into contracts with affiliates under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $2.6 million of total unfunded commitments to three portfolio companies at December 31, 2016.
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
Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s shareholders. For the year ended December 31, 2016, approximately $1.25 per share,

$0.02 per share, and $0.09 per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its shareholders, respectively.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, 66% of our debt investments bore interest at floating interest rates and 34% of our debt investments bore fixed interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of the debt investments bearing floating interest rates in our portfolio as of December 31, 2016, had interest rate floors, which have effectively converted those debt investments to fixed rate debt investments in the current interest rate environment.
Our outstanding SBA debentures and PWB Credit Facility bear interest at a fixed rate. We expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.
Assuming that the consolidated balance sheet as of December 31, 2016, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
50	$557	$—	$557
100	1,318	—	1,318
150	2,119	—	2,119
200	2,955	—	2,955
250	3,790	—	3,790

(1)	A decline in interest rates would not have a material impact on our net investment income.
Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes as of December 31, 2016, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facility, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
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

ITEM 8.    FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
OFS Capital Corporation
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of OFS Capital Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the three years in the period ended December 31, 2016. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015 by correspondence with the custodian, loan agent, portfolio companies, or by other appropriate auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of OFS Capital Corporation at December 31, 2016 and 2015, and the results of its operations, changes in net assets and cash flows, and the financial highlights for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OFS Capital Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2017 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 15, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
OFS Capital Corporation
Chicago, Illinois
We have audited OFS Capital Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OFS Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and described in management’s assessment and is included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. The Company did not design and maintain effective internal controls over certain key assumptions and underlying data used in the Company’s investment valuations. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 15, 2017 on those financial statements.

In our opinion, OFS Capital Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OFS Capital Corporation, including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the three years in the period ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 15, 2017

OFS Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,
	2016	2015
Assets
Investments, at fair value
Non-control/non-affililate investments (amortized cost of $178,279 and $175,529, respectively)	$173,219	$177,290
Affiliate investments (amortized cost of $76,306 and $63,113, respectively)	81,708	66,393
Control investments (amortized cost of $24,722 and $13,613, respectively)	26,700	13,613
Total investments at fair value (amortized cost of $279,307 and $252,255, respectively)	281,627	257,296
Cash and cash equivalents	17,659	32,714
Interest receivable	1,770	789
Prepaid expenses and other assets	3,974	3,877
Total assets	$305,030	$294,676

Liabilities
SBA debentures (net of deferred debt issuance costs of $3,037 and $3,420, respectively)	$146,843	$146,460
Revolving line of credit	9,500	—
Interest payable	1,599	1,548
Management and incentive fees payable	2,119	2,238
Administration fee payable	435	488
Accrued professional fees	477	433
Other liabilities	279	497
Total liabilities	161,252	151,664

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	—	—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,700,297 and 9,691,170 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	97	97
Paid-in capital in excess of par	134,300	134,446
Accumulated undistributed net investment income	6,731	4,612
Accumulated undistributed net realized gain (loss)	330	(1,184)
Net unrealized appreciation on investments	2,320	5,041
Total net assets	143,778	143,012

Total liabilities and net assets	$305,030	$294,676

Number of shares outstanding	9,700,297	9,691,170
Net asset value per share	$14.82	$14.76

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Investment income
Interest income:
Non-control/non-affiliate investments	$17,817	$23,488	$16,847
Affiliate investments	7,785	5,341	3,646
Control investment	1,992	141	843
Total interest income	27,594	28,970	21,336
Dividend income:
Non-control/non-affiliate investments	367	150	1
Affiliate investments	1,272	1,211	569
Control investment	269	—	—
Total dividend income	1,908	1,361	570
Fee income:
Non-control/non-affiliate investments	1,366	1,463	620
Affiliate investments	110	320	269
Control investment	116	150	25
Total fee income	1,592	1,933	914

Total investment income	31,094	32,264	22,820

Expenses
Interest expense	5,302	6,959	5,578
Management fees	4,516	5,225	2,916
Incentive fee	3,333	2,627	1,253
Professional fees	1,200	1,114	1,517
Administration fee	1,304	1,637	1,245
General and administrative expenses	1,294	1,291	1,176

Total expenses	16,949	18,853	13,685

Net investment income	14,145	13,411	9,135

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	2,387	(3,033)	199
Net realized gain on affiliate investments	17	1,471	28
Net realized loss on control investment	—	—	(3,586)
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(6,699)	5,099	534
Net change in unrealized appreciation/depreciation on affiliate investments	3,341	1,283	1,880
Net change in unrealized appreciation/depreciation on control investments	637	—	1,750

Net gain on investments	(317)	4,820	805

Net increase in net assets resulting from operations	$13,828	$18,231	$9,940

Net investment income per common share - basic and diluted	$1.46	$1.39	$0.95
Net increase in net assets resulting from operations per common share - basic and diluted	$1.43	$1.89	$1.03
Dividends and distributions declared per common share	$1.36	$1.36	$1.36
Basic and diluted weighted average shares outstanding	9,692,634	9,670,153	9,634,471

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Increase in net assets resulting from operations:
Net investment income	$14,145	$13,411	$9,135
Net realized gain (loss) on investments	2,404	(1,562)	(3,359)
Net change in unrealized appreciation/depreciation on investments	(2,721)	6,382	4,164
Net increase in net assets resulting from operations	13,828	18,231	9,940
Distributions to shareholders from:
Accumulated net investment income	(12,157)	(10,954)	(6,139)
Accumulated net realized gain	(169)	—	—
Return of capital distributions	(858)	(2,197)	(6,964)
Total distributions to shareholders	(13,184)	(13,151)	(13,103)
Common stock transactions:
Reinvestment of shareholder distributions	122	461	256
Net increase in net assets resulting from capital transactions	122	461	256
Net increase (decrease) in net assets	766	5,541	(2,907)
Net assets:
Beginning of year	143,012	137,471	140,378
End of year	$143,778	$143,012	$137,471
Accumulated undistributed net investment income	$6,731	$4,612	$2,459
Common stock activity:
Shares issued from reinvestment of shareholder distributions	9,127	40,336	21,037
Shares issued and outstanding at beginning of year	9,691,170	9,650,834	9,629,797
Shares issued and outstanding at end of year	9,700,297	9,691,170	9,650,834
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$13,828	$18,231	$9,940
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(2,404)	1,562	3,359
Net change in unrealized appreciation/depreciation on investments	2,721	(6,382)	(4,164)
Amortization of Net Loan Fees (see Note 2)	(1,414)	(2,263)	(1,459)
Amendment fees collected	261	112	354
Payment-in-kind interest and dividend income	(2,627)	(2,322)	(1,172)
Reversal of payment-in-kind interest income on non-accrual loans	—	—	64
Amortization and write-off of deferred debt issuance costs	490	2,117	1,354
Amortization of intangible asset	195	195	209
Purchase and origination of portfolio investments	(68,237)	(123,950)	(162,822)
Proceeds from principal payments on portfolio investments	41,404	96,069	79,587
Proceeds from sale or redemption of portfolio investments	5,274	98,895	9,493
Proceeds from distributions received from portfolio investments	192	183	11
Changes in operating assets and liabilities:
Interest receivable	(937)	(113)	(139)
Interest payable	51	233	272
Management and incentive fees payable	(119)	1,009	61
Administration fee payable	(53)	215	(7)
Other assets and liabilities	59	(53)	(150)
Net cash provided by (used in) operating activities	(11,316)	83,738	(65,209)
Cash Flows From Investing Activities
Change in restricted cash	—	—	450
Net cash provided by investing activities	—	—	450
Cash Flows From Financing Activities
Net repayment of advances from affiliated entities	—	—	(15)
Distributions paid to shareholders	(13,062)	(12,690)	(12,847)
Borrowings under revolving line of credit	9,500	1,217	20,188
Repayments under revolving line of credit	—	(73,829)	(56,531)
Draw down on SBA debentures	—	22,585	101,295
Change in other liabilities	—	—	90
Payment of debt issuance costs	(177)	(750)	(3,282)
Payment of common stock offering costs	—	(4)	(261)
Net cash (used in) provided by financing activities	(3,739)	(63,471)	48,637
Net increase (decrease) in cash and cash equivalents	(15,055)	20,267	(16,122)
Cash and cash equivalents — beginning of year	32,714	12,447	28,569
Cash and cash equivalents — end of year	$17,659	$32,714	$12,447
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$4,762	$4,609	$3,592
Reinvestment of shareholder distributions	122	461	256
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investments
Accurate Group Holdings, Inc. (4)	Offices of Real Estate Appraisers
Subordinated Loan		13.00%	N/A	8/23/2018	$10,000	$10,032	$10,000	7.0%

Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		10.25%	(L +9.00%)	12/26/2020	3,500	3,469	3,496	2.4

AssuredPartners, Inc	Insurance Agencies and Brokerages
Senior Secured Loan		10.00%	(L +9.00%)	10/20/2023	5,000	4,854	5,013	3.5

Avison Young Canada, Inc.	Offices of Real Estate Agents and Brokers
Senior Secured Loan (4) (5)		9.50%	N/A	12/15/2021	4,000	3,923	3,923	2.7

BCC Software, LLC (4)	Custom Computer Programming Services
Senior Secured Loan		9.00%	(L +8.00%)	6/20/2019	5,143	5,105	5,143	3.6
Senior Secured Loan (Revolver) (9) (3)		N/A	(L +8.00%)	6/20/2019	—	(8)	—	—
					5143	5097	5143	3.6
Community Intervention Services, Inc. (4)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (6) (10)		7.0% cash / 6.0% PIK	N/A	1/16/2021	8,030	7,639	5,393	3.8

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.25%	(L +9.00%)	5/8/2019	4,000	3,976	3,973	2.8

C7 Data Centers, Inc. (4)	Other Computer Related Services
Senior Secured Loan (8)		12.47%	(L +8.50%)	6/22/2020	14,850	14,738	14,883	10.4

Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		8.50%	(L +7.25%)	8/27/2018	4,104	4,090	3,555	2.5

Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		5.50%	(L +4.50%)	2/7/2018	2,032	2,027	2,017	1.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Intrafusion Holding Corp. (4)	Other Outpatient Care Centers
Senior Secured Loan (7)		11.33%	(L +6.75%)	9/25/2020	$14,250	$14,207	$14,393	10.0%

Jobson Healthcare Information, LLC (4)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (10)		10.13% cash / 4.295% PIK	(L +12.425%)	7/21/2019	14,762	14,423	12,346	8.6
Warrants (1,056,428 member units (9)						454	—	—
					14,762	14,877	12,346	8.6
Maverick Healthcare Equity, LLC (4)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (9)						900	1,037	0.7
Common Equity (1,250,000 units) (9)						—	—	—
						900	1,037	0.7
MN Acquisition, LLC (4)	Software Publishers
Senior Secured Loan		10.50%	(L + 9.50%)	8/24/2021	4,989	4,896	4,949	3.4

My Alarm Center, LLC (4)	Security Systems Services (except Locksmiths)
Senior Secured Loan		12.00%	(L +11.00%)	7/9/2019	6,250	6,034	6,260	4.4
Preferred Equity (100 Class A units) (9)						203	205	0.1
Preferred Equity (25 Class A-1 units) (9)						44	36	—
					6,250	6,281	6,501	4.5
MYI Acquiror Limited (5)	Insurance Agencies and Brokerages
Senior Secured Loan		5.75%	(L +4.50%)	5/28/2019	4,686	4,680	4,613	3.2

NHR Holdings, LLC	Other Telecommunications
Senior Secured Loan		5.50%	(L +4.25%)	11/30/2018	2,666	2,652	2,630	1.8

NVA Holdings, Inc.	Veterinary Services
Senior Secured Loan		8.00%	(L +7.00%)	8/14/2022	650	650	651	0.5

O2 Holdings, LLC (4)	Fitness and Recreational Sports Centers
Senior Secured Loan		11.77%	(L +11.00%)	9/2/2021	9,500	9,417	9,430	6.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50%	N/A	10/31/2021	$6,402	$6,340	$6,340	4.4%
Common equity (499 units) (9)						499	499	0.3
					6,402	6,839	6,839	4.7
Planet Fitness Midwest LLC (4)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	12/16/2021	5,000	4,955	4,980	3.5

Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Other Information Services
Senior Secured Loan		6.75% cash / 1.0% PIK	(L +6.50%)	8/27/2017	2,440	2,427	2,340	1.6

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Loan		8.25%	(L +7.25%)	10/3/2022	2,000	1,996	1,885	1.3

Security Alarm Financing Enterprises, L.P. (4)	Security Systems Services (except Locksmiths)
Subordinated Loan		14.00%	(L +13.00%)	6/19/2020	12,500	12,382	12,382	8.6

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		12.40%	(L +11.50%)	7/24/2019	4,209	4,145	4,171	2.9

smarTours, LLC (4)	Tour Operators
Preferred Equity (500,000 units) (9)						439	1,019	0.7

Southern Technical Institute, LLC (4)	Colleges, Universities, and Professional Schools
Subordinated Loan		9.0% cash / 4.0% PIK	(L +12.00%)	12/2/2020	3,398	3,330	3,158	2.2
Preferred Equity (1,764,720 units), 15.75% PIK (9)						1,938	1,984	1.4
Warrants (2,174,905 units) (9)						46	—	—
					3,398	5,314	5,142	3.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		9.75%	(L +9.00%)	8/19/2019	$9,450	$9,407	$9,181	6.4%
Preferred Equity (1,250,000 units), 8% PIK (9)						1,501	835	0.6
					9,450	10,908	10,016	7.0
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.75%	(L +7.75%)	11/8/2021	4,000	3,879	3,946	2.7

United Biologics Holdings, LLC (4)	Medical Laboratories
Senior Secured Loan (10)		12.0% cash / 2.0% PIK	N/A	4/30/2018	4,181	4,106	4,034	2.8
Subordinated Loan (9)		8.0% PIK	N/A	4/30/2019	7	7	6	—
Preferred Equity (151,787 units) (9)						9	20	—
Warrants (29,374 units) (9)						82	114	0.1
					4,188	4,204	4,174	2.9
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		6.50%	(L +5.25%)	11/30/2017	2,406	2,386	2,379	1.7

Total Non-control/Non-affiliate Investments					174,405	178,279	173,219	120.6
Affiliate Investments
All Metals Holding, LLC (4)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.0% cash / 1.0% PIK	N/A	12/28/2021	12,867	12,135	12,865	8.9
Common Equity (637,954 units) (9)						565	1,277	0.9
					12,867	12,700	14,142	9.8
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	8,000	7,980	7,902	5.5
Preferred Equity (3,061 shares), 10% PIK (9)						3,804	5,421	3.8
Common Equity (11,273 shares) (9)						104	187	0.1
					8,000	11,888	13,510	9.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Intelli-Mark Technologies, Inc.(4)	Other Travel Arrangement and Reservation Services
Senior Secured Loan (10)		13.00%	N/A	11/23/2020	$8,750	$8,682	$8,841	6.2%
Common Equity (2,553,089 shares) (9)						1,500	1,998	1.5
					8,750	10,182	10,839	7.7
Master Cutlery, LLC (4)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2020	4,741	4,722	4,440	3.1
Preferred Equity (3,723 units), 5% cash, 3% PIK (6) (9)						3,483	954	0.7
Common Equity (15,564 units) (9)						—	—	—
					4,741	8,205	5,394	3.8
NeoSystems Corp. (4)	Other Accounting Services
Subordinated Loan		10.50% cash / 2.75% PIK	N/A	8/13/2019	4,090	4,070	3,656	2.5
Preferred Equity (521,962 convertible shares), 10% PIK (9)						1,258	1,255	0.9
					4,090	5,328	4,911	3.4
Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan (10)		10.50%	N/A	9/29/2021	3,788	3,832	3,810	2.6
Common Equity (400 shares)						217	6,083	4.2
					3,788	4,049	9,893	6.8
Strategic Pharma Solutions, Inc. (4)	Other Professional, Scientific, and Technical Services
Senior Secured Loan		11.32%	(L +10.00%)	12/18/2020	8,411	8,344	8,383	5.8
Preferred Equity (1,191 units), 6% PIK (9)						1,915	3,026	2.1
					8,411	10,259	11,409	7.9
TRS Services, LLC (4)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		9.75% cash / 1.5% PIK	(L +10.25%)	12/10/2019	9,807	9,607	9,549	6.5
Preferred Equity (329,266 Class AA units), 15% PIK (9)						346	354	0.2
Preferred Equity (3,000,000 Class A units), 11% PIK (9)						3,170	1,707	1.2
Common Equity (3,000,000 units) (9)						572	—	—
					9,807	13,695	11,610	7.9
Total Affiliate Investments					60,454	76,306	81,708	56.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Control Investments
Malabar International (4)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		11.25% cash / 2.0% PIK	N/A	11/13/2021	$7,617	$7,642	$7,683	5.3%
Preferred Stock (1,644 shares), 6% cash						4,283	5,868	4.1
					7,617	11,925	13,551	9.4
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Senior Secured Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		12.50%	(L +11.50%)	11/25/2020	9,804	9,728	9,766	6.8
Common Equity (554 shares)						3,069	3,383	2.4
					9,804	12,797	13,149	9.2
Total Control Investment					17,421	24,722	26,700	18.6

Total Investments					$252,280	$279,307	$281,627	195.9%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company.

(2)
The majority of investments that bear interest at a variable rate are indexed to the London Interbank Offered Rate ("LIBOR") (L) or Prime (P), and reset monthly, quarterly, or semi-annually. Substantially all of the Company's LIBOR referenced investments are subject to an interest rate floor. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2016. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)	The negative fair value is the result of the unfunded commitment being below par.

(4)	Investments held by OFS SBIC I, LP. All other investments pledged as collateral under the PWB Credit Facility.

(5)
Non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended ("1940 Act"). Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 98.4% of the Company's assets were qualifying assets.

(6)
Investment was on non-accrual status as of December 31, 2016, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 2, Dividend Income and Non-accrual loans for further details.

(7)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 11.33% at December 31, 2016, includes additional interest of 2.08% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 12.47% at December 31, 2016, includes additional interest of 2.97% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(9)	Non-income producing.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

(10)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2016:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Intelli-Mark Technologies, Inc.	Senior Secured Loan	0% or 2.00%	13.00% or 11.50%	2.00%
Jobson Healthcare Information, LLC	Senior Secured Loan	1.50% and 4.295%	10.13% and 12.925%	4.295%
Pfanstiehl Holdings, Inc.	Subordinated Loan	0% or 2.00%	10.50% or % 8.50%	2.00%
United Biologics Holdings, LLC	Senior Secured Loan	0% or 2.00%	14.00% or 12.00%	2.00%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2015
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investments
Accurate Group Holdings, Inc. (4)	Offices of Real Estate Appraisers
Subordinated Loan		12.50%	N/A	8/23/2018	$10,000	$10,050	$9,940	7.0%

A.C.T. Lighting, Inc. (4)	Electrical Apparatus and Equipment, Wiring Supplies, and Related
Subordinated Loan		12.00% cash / 2.0% PIK	N/A	7/24/2019	3,574	3,558	3,559	2.5

All Metals Holding, LLC (4)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Term Loan		10.50%	N/A	12/30/2019	9,900	9,765	9,697	6.8
Common Equity (69,464 member units) (10)						69	259	0.2
					9,900	9,834	9,956	7.0
AssuredPartners, Inc. (4)	Insurance Agencies and Brokerages
Senior Secured Loan		10.00%	(L +9.00%)	10/22/2023	3,000	2,883	2,894	2.0

B+B SmartWorx Inc. (f/k/a B&B Electronics Manufacturing Company)	Communications Equipment Manufacturing
Senior Secured Loan		6.50%	(L +5.00%)	3/31/2016	2,257	2,257	2,257	1.6

BCC Software, LLC (4)	Custom Computer Programming Services
Senior Secured Loan		9.00%	(L +8.00%)	6/20/2019	6,573	6,504	6,355	4.4
Senior Secured Loan (Revolver) (3) (10)		N/A	(L +8.00%)	6/20/2019	—	(11)	(36)	—
					6,573	6,493	6,319	4.4
Community Intervention Services, Inc. (f/k/a South Bay Mental Health Center, Inc.) (4)	Outpatient Mental Health and Substance Abuse Centers							—
Subordinated Loan (11)		10.0% cash / 3.0% PIK	N/A	1/16/2021	6,672	6,610	6,456	4.5

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.25%	(L +9.00%)	5/8/2019	4,000	3,965	3,893	2.7

C7 Data Centers, Inc. (4)	Other Computer Related Services
Senior Secured Loan (8)		13.25%	(L +8.50%)	6/22/2020	11,850	11,828	11,508	8.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2015
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		6.00%	(L +4.75%)	8/27/2016	$4,551	$4,534	$4,506	3.2%

HealthFusion, Inc. (4)(9)	Software Publishers
Senior Secured Loan		13.00%	N/A	10/7/2018	4,750	4,711	4,893	3.4
Warrant (2,007,360 shares) (10)						—	2,560	1.8
					4,750	4,711	7,453	5.2
Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		5.50%	(L +4.50%)	2/7/2018	2,248	2,242	2,180	1.5

Intelli-Mark Technologies, Inc.(4)	Other Travel Arrangement and Reservation Services
Senior Secured Loan (10)		13.00%	N/A	11/23/2020	8,750	8,664	8,664	6.1
Common Equity (2,553,089 shares) (10)						1,500	1,500	1.0
					8,750	10,164	10,164	7.1
Intrafusion Holding Corp. (4)	Other Outpatient Care Centers
Senior Secured Loan (7)		12.84%	(P +5.75%)	9/25/2020	14,250	14,196	14,059	9.8

Jobson Healthcare Information, LLC (4)	Other Professional, Scientific, and Technical Services
Senior Secured Term Loan (11)		10.13% cash / 2.795% PIK	(L +10.925%)	7/21/2019	14,741	14,456	14,128	9.9
Warrants (1,056,428 member units) (10)						454	320	0.2
					14,741	14,910	14,448	10.1
Maverick Healthcare Equity, LLC (4)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (10)						900	1,694	1.2
Common Equity (1,250,000 units) (10)						—	257	0.2
						900	1,951	1.4
My Alarm Center, LLC (4)	Security Systems Services (except Locksmiths)
Senior Secured Loan		12.00%	(L +11.00%)	7/9/2019	5,000	5,000	5,000	3.5
MYI Acquiror Limited (5)	Insurance Agencies and Brokerages
Senior Secured Loan		5.75%	(L +4.50%)	5/28/2019	4,826	4,815	4,710	3.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2015
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
NHR Holdings, LLC	Other Telecommunications
Senior Secured Loan		5.50%	(L +4.25%)	11/30/2018	$3,826	$3,798	$3,711	2.6%

Phoenix Brands LLC (6)	Soap and Other Detergent Manufacturing
Senior Secured Loan (10)		9.25%	(L +7.75%)	1/29/2016	939	937	798	0.6

Physiotherapy Associates Holding, Inc.	Other Outpatient Care Centers
Senior Secured Loan		9.50%	(L +8.50%)	6/4/2022	1,000	991	972	0.7

Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Other Information Services
Senior Secured Loan		6.75% cash / 2.0% PIK	(L +7.50%)	8/27/2017	2,578	2,564	2,433	1.7

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Loan		8.25%	(L +7.25%)	10/3/2022	2,000	1,995	1,940	1.4

Riveron Consulting, LLC (4)	Administrative Management and General Management Consulting
Subordinated Loan		13.25%	N/A	3/25/2020	10,000	9,915	9,952	7.0

Sentry Centers Holdings, LLC (4)	Other Professional, Scientific, and Technical Services
Senior Secured Loan		14.00%	N/A	5/29/2020	6,105	6,012	6,411	4.5

smarTours, LLC (4)	Tour Operators
Senior Secured Loan		9.25%	N/A	10/11/2018	2,439	2,410	2,429	1.7
Preferred Equity (500,000 units) (10)						439	769	0.5
					2,439	2,849	3,198	2.2
Southern Technical Institute, LLC (4)	Colleges, Universities, and Professional Schools
Subordinated Loan		10.75% cash / 2.0% PIK	(L +11.75%)	12/2/2020	5,026	5,005	4,786	3.3

Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		8.75%	(L +8.00%)	8/19/2019	11,536	11,463	11,227	7.9
Preferred Equity (1,250,000 units), 8% PIK (10)						1,390	1,525	1.1
					11,536	12,853	12,752	9.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2015
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.75%	(L +7.75%)	11/6/2021	$3,000	$2,971	$2,892	2.0%

United Biologics Holdings, LLC (4)	Medical Laboratories
Subordinated Loan (11)		12.0% cash / 2.0% PIK	N/A	3/5/2017	4,104	4,074	3,677	2.6
Preferred Equity (4,701 units) (10)						9	—	—
Warrants (29,374 units) (10)						82	—	—
					4,104	4,165	3,677	2.6
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		6.50%	(L +5.25%)	11/30/2017	2,543	2,524	2,515	1.8
Total Non-control/Non-affiliate Investments					172,038	175,529	177,290	124.2
Affiliate Investments
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	5,350	5,325	5,236	3.7
Preferred Equity (2,463 shares), 10% PIK (10)						2,712	2,772	1.9
Common Equity (9,069 shares) (10)						—	444	0.3
					5,350	8,037	8,452	5.9
Malabar International (4)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		12.5% cash / 2.5% PIK	N/A	5/21/2017	7,450	7,487	7,496	5.2
Preferred Equity (1,644 shares), 6% cash						4,283	5,316	3.7
					7,450	11,770	12,812	8.9
Master Cutlery, LLC (4)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2020	4,777	4,752	4,705	3.3
Preferred Equity (3,723 units), 5% cash, 3% PIK (10)						3,647	3,015	2.1
Common Equity (15,564 units) (10)						—	167	0.1
					4,777	8,399	7,887	5.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2015
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
NeoSystems Corp. (4)	Other Accounting Services
Subordinated Loan		10.5% cash / 1.25% PIK	N/A	8/13/2019	$4,632	$4,600	$4,619	3.2%
Preferred Equity (521,962 convertible shares), 10% PIK (10)						1,138	2,481	1.7
					4,632	5,738	7,100	4.9
Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan (11)		13.50%	N/A	9/29/2018	3,788	3,851	3,814	2.7
Common Equity (400 shares)						217	1,884	1.3
					3,788	4,068	5,698	4.0
Strategic Pharma Solutions, Inc. (4)	Other Professional, Scientific, and Technical Services
Senior Secured Loan		11.00%	(L +10.00%)	12/18/2020	8,937	8,848	8,848	6.2
Common Equity (1,191units), 6% PIK (10)						1,804	1,804	1.3
					8,937	10,652	10,652	7.5
TRS Services, LLC (4)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		10.25%	(L +9.25%)	12/10/2019	10,410	10,339	10,277	7.2
Senior Secured Loan (Delayed Draw)		10.25%	(L +9.25%)	12/10/2019	741	739	732	0.5
Preferred Equity (3,000,000 Class A units), 11% PIK (10)						2,799	2,757	1.9
Common Equity (3,000,000 units) (10)						572	26	—
					11,151	14,449	13,792	9.6
Total Affiliate Investments					46,085	63,113	66,393	46.3
Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Senior Secured Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		12.50%	(L +11.50%)	11/25/2020	10,648	10,544	10,544	7.4
Common Equity (554 shares) (10)						3,069	3,069	2.0
					10,648	13,613	13,613	9.4
Total Control Investment					10,648	13,613	13,613	9.4

Total Investments					$228,771	$252,255	$257,296	179.9%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2015
(Dollar amounts in thousands)

(2)
Investments that bear interest at a variable rate are indexed to the London Interbank Offered Rate ("LIBOR") (L) or Prime (P), and reset monthly or quarterly. All of the Company's LIBOR referenced investments are subject to an interest rate floor. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2015. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)	The negative fair value is the result of the unfunded commitment being valued below par.

(4)	Investments held by OFS SBIC I, LP. All other investments pledged as collateral under the PWB Credit Facility.

(5)
Non-qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended ("1940 Act"). Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 96.3 % of the Company's assets were qualifying assets.

(6)Investment was on non-accrual status as of December 31, 2015, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 2 for further details.

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

(9)
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

(10)	Non-income producing.

(11)
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1. Organization
OFS Capital Corporation (the “Company”), a Delaware corporation, is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company’s objective is to provide shareholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Capital Management, LLC (“OFS Advisor”) manages the day-to-day operations of, and provides investment advisory services to, the Company.
In addition, OFS Advisor also serves as the investment adviser for Hancock Park Corporate Income, Inc. (“Hancock Park”), a Maryland corporation and a BDC. Hancock Park’s investment objective is similar to that of the Company.
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its consolidated financial statements in accordance with GAAP, including Accounting Standards Codification ("ASC") Topic 946, “Financial Services–Investment Companies” ("ASC Topic 946"), and the requirements for reporting on Form 10-K, the 1940 Act, and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
Principles of consolidation: The Company consolidates majority-owned investment company subsidiaries. The Company does not own any controlled operating company whose business consists of providing services to the Company, which would also require consolidation. All intercompany balances and transactions are eliminated upon consolidation.
Fair value of financial instruments: The Company applies fair value to substantially all of its financial instruments. ASC Topic 820, "Fair Value Measurements and Disclosures" (“ASC Topic 820”) defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the entirety of the Company’s investments.
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
Investment classification:  The Company classifies its investments in accordance with the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in those companies in which the Company owns more than 25% of the voting

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

securities or has rights to maintain greater than 50% of board representation, “Affiliate Investments” are defined as investments in those companies in which the Company owns between 5% and 25% of the voting securities, and “Non-Control/Non-Affiliate Investments” are those that neither qualify as Control Investments nor Affiliate Investments.
Additionally, the Company adopted the North American Industry Classification System in the first quarter of 2016 for the purpose of industry classification of the Company's investments on the accompanying schedule of investments. The December 31, 2015 schedule of investments has been conformed to the December 31, 2016 presentation.
Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.
Reportable segments: The Company has a single reportable segment and single operating segment structure.
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents was $17,659 and $32,714 held in a US Bank Money Market Deposit Account as of December 31, 2016 and 2015, respectively.
Revenue recognition:
Interest Income: Interest income is recorded on an accrual basis and reported as interest receivable until collected. Interest income is accrued daily based on the outstanding principal amount and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest income, as applicable, on the consolidated statements of operations. The Company discontinues accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected.
Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “Net Loan Fees”) are recorded as an adjustment to the amortized cost of the investment, and accreted or amortized as an adjustment to interest income over the life of the respective debt investment using a method that approximates the effective interest method. When the Company receives a loan principal payment, the unamortized Net Loan Fees related to the paid principal is accelerated and recognized in interest income.
Further, the Company may acquire or receive equity, warrants or other equity-related securities (“Equity”) in connection with the Company’s acquisition of, or subsequent amendment to, debt investments. The Company determines the cost basis of Equity based on their fair value, and the fair value of debt investments and other securities or consideration received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Equity is treated as OID, and accreted into interest income as described above.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Unamortized Net Loan Fees on debt investments were $2,983 and $1,885 as of December 31, 2016 and 2015, respectively. The following table summarizes interest income recognized during the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Interest income:
Cash interest income	$24,901	$25,464	$19,158
Net Loan Fee amortization	1,414	2,263	1,459
PIK interest income	1,194	1,206	683
Other interest income	85	37	36
Total interest income	$27,594	$28,970	$21,336
Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities is accrued as earned. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recorded as an adjustment to the cost basis of the investment. The Company discontinues accrual of PIK dividends on preferred equity securities when there is reasonable doubt that the dividend income will be collected. At December 31, 2016, the Company had one preferred equity security (Master Cutlery, LLC), with an amortized cost and fair value of $3,483 and $954, respectively, that the Company discontinued the PIK dividend accrual. Distributions received from common or preferred equity securities that do not qualify as dividend income are recorded as a return of capital and a reduction in the adjusted cost basis of the investment. The following table summarizes dividend income recognized during the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Preferred equity dividends:
Cash dividends	$168	$160	$125
PIK dividends	1,433	1,116	445
Total preferred equity dividends	1,601	1,276	570
Common equity dividends	307	85	—
Total dividend income	$1,908	$1,361	$570
Fee Income: The Company generates revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of its business, the Company receives certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain portfolio companies, which are recognized as earned upon closing of the investment. The following table summarizes fee income recognized during the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Fee income:
Management, valuation, and other	$159	$159	$139
Prepayment, structuring, and other fees	1,432	1,774	775
Total fee income	$1,592	$1,933	$914

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
Non-accrual loans: When there is reasonable doubt that principal, cash interest, PIK interest, or dividends will be collected, loans or preferred equity investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, Net Loan Fee amortization, or dividend income, as applicable. When an investment is placed on non-accrual status, all interest and dividends previously accrued but not collected , other than PIK interest or dividends that has been contractually added to the adjusted cost basis of the investment prior to the designation date, is reversed against current period interest and dividend income. Interest and dividend payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest or dividend accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest or dividends and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal, interest or dividends. At December 31, 2016 the Company had one loan designated non-accrual with respect to PIK interest and Net Loan Fees with an amortized cost and fair value of $7,639 and $5,393, respectively. This loan was initially placed on non-accrual status at September 30, 2016, at which time, the Company ceased recognizing cash and PIK interest income, and Net Loan Fee amortization. During the fourth quarter of 2016, through execution of an amendment, the loan became current with respect to all cash and PIK interest, and the Company resumed accruing cash interest. However, at December 31, 2016, management determined that the principal balance of the loan may not be fully collectible, and therefore the Company placed the loan on non-accrual with respect to the PIK interest and Net Loan Fee amortization. At December 31, 2015, one investment with aggregate cost and fair value of $937 and $798, respectively, was carried as a non-accrual loan.
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
The Company may utilize wholly-owned holding companies taxed under Subchapter C of the Code when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. These “tax blocker” entities are consolidated in the Company’s GAAP financial statements and may result in federal income tax expense with respect to income derived from those investments. Such income, net of applicable federal income tax, is not included in the Company’s tax-basis net investment income until distributed by the holding company, which may result in temporary differences and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Federal income tax expense from such holding-company subsidiaries is included in general and administrative expenses in the consolidated statements of operations.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2016 and 2015. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated balance sheets except for deferred debt issuance costs associated with the Company’s line of credit arrangements, which are included in prepaid expenses and other assets on the consolidated balance sheets. Deferred debt issuance costs are amortized to interest expense over the term of the related debt.
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
The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The intangible asset, net of accumulated amortization of $600 and $405 at December 31, 2016 and 2015, respectively, is included in prepaid expenses and other assets.
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
Resulted in a $3,420 retrospective reduction of both net deferred debt issuance costs and SBA debentures payable in the consolidated balance sheet as of December 31, 2015 and a reduction of amortization and write-off of deferred debt issuance costs and corresponding increase in interest expense in the consolidated statement of operations for the years ended December 31, 2015 and 2014 of $2,100 and $1,354, respectively. Net deferred debt issuance costs of $3,037 are presented as a direct deduction from the SBA debentures payable in the consolidated balance sheet as of December 31, 2016. Amortization and write-off of deferred debt issuance costs associated with the Company's SBA debentures and the OFS Capital WM revolving line of credit is included in interest expense in the consolidated statement of operations. See Note 8 for more details. There was no impact to consolidated earnings as a result of this adoption

ASU 2015-15, Interest – Imputation of Interest: Presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements - amendments to SEC paragraphs
Response to SEC views on ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements, the SEC stated it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement
First Quarter 2016 retrospectively
Net deferred debt issuance costs of $256 and $185 associated with the Company's PWB Credit Facility are presented as an asset and included in prepaid expenses and other assets in the consolidated balance sheet as of December 31, 2016 and 2015, respectively. There was no impact to consolidated earnings as a result of this adoption

The following table discusses recently issued ASUs by the FASB yet to be adopted by the Company:

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Standard	Description	Effect of Adoption on the financial statements
Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers
Supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle. The standard must be adopting using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures)

In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, such that the guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company has completed its initial evaluation phase and has determined the impact of its pending adoption of ASU 2014-09 is not expected to have a material effect on the Company's consolidated financial statements.

ASU 2016-01, Financial Instruments – Overall
Modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value, and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC Topic 820, and as such these investments may be measured at cost

Annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is required to record its investments at fair value with changes in fair value recognized in net income in accordance with ASC Topic 946. Therefore, the adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements

ASU 2016-15, Statement of Cash Flows
Addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.

Annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of this ASU will have on the Company's consolidated financial position and disclosures.

ASU 2016-19, Technical Corrections and Improvements
Makes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements.

Annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3. OFS Capital WM
OFS Capital WM, LLC (“OFS Capital WM”), a wholly-owned investment company subsidiary, was formed in August 2010 with the limited purpose of holding, acquiring, managing and financing senior secured loan investments to middle-market companies in the United States. On September 28, 2010, the Company became the owner of OFS Capital WM through a transaction in which it transferred eligible loans—or 100% of its participating interest in certain other loans—to OFS Capital WM in exchange for cash and a 100% equity ownership interest in OFS Capital WM. These loans were managed and serviced by MCF Capital Management, LLC (“MCF”) under a loan and security agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, and Well Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”). MCF charged a management fee of 0.25% per annum of the assigned value of the underlying portfolio investments plus an accrued fee that was deferred until termination of the Loan and Security Agreement on May 28, 2015. The Company incurred management fee expense related to this agreement of $-0-, $288, and $731, for the years ended December 31, 2016, 2015, and 2014, respectively.
OFS Capital WM Asset Sale and Related Transactions
On May 28, 2015, the Company and OFS Capital WM entered into a Loan Portfolio Purchase Agreement with Madison Capital Funding LLC (“Madison”), an affiliate of MCF, pursuant to which OFS Capital WM sold a portfolio of 20 senior secured debt investments with an aggregate outstanding principal balance of $67,807 to Madison for cash proceeds of $67,309 (the “WM Asset Sale”).On May 28, 2015, the total fair value of the debt investments sold, applying the Company’s March 31, 2015 fair value percentages to the principal balances of the respective investments on the sale date, was approximately $66,703. The determination of the fair value of the Company’s investments is subject to the good faith determination by the Company’s board of directors, which is conducted no less frequently than quarterly, pursuant to the Company’s valuation policies and accounting principles generally accepted in the United States.
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
On May 28, 2015, in connection with the WM Asset Sale, the Company entered into a Loan Administration Services Agreement with Madison pursuant to which Madison will provide loan servicing and other administrative services to OFS Capital WM with respect to certain of its remaining loan assets. In return for its loan administration services, Madison will receive a quarterly loan administration fee of 0.25% per annum based on the average daily principal balances of the loan assets for such quarter. The Company incurred loan administration fee expense of $39, $33, and $-0- for the years ended December 31, 2016, 2015, and 2014, respectively.
Note 4. Related Party Transactions
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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets,including Hancock Park Corporate Income, Inc., a non-traded BDC with an investment strategy similar to the Company.
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
The base management fee is payable quarterly in arrears and was $4,516, $4,937, and $2,184, for the years ended December 31, 2016, 2015, and 2014, respectively.
The incentive fee has two parts. The first part ("Part One") is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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
The second part ("Part Two") of the incentive fee (the “Capital Gain Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), commencing on December 31, 2012, and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gain Fee; provided that the incentive fee determined as of December 31, 2012, was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period beginning on the date of the Company’s election to be a BDC and ending December 31, 2012.
The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). OFS Advisor has excluded from the Capital Gain Fee calculation any realized gain with respect to (1) the SBIC Acquisitions, and (2) the WM Asset Sale.
The Company incurred incentive fee expense of $3,333, $2,627, and $1,253 for the for the years ended December 31, 2016, 2015, and 2014, respectively. Incentive fees for the years ended December 31, 2016, 2015, and 2014, included Part One incentive fees (based on net investment income) of $3,472, $2,488 and $1,253, respectively, and Part Two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $(139), $139 and $-0-, respectively.

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
Administration fee expense was $1,304, $1,637and $1,245 for the years ended December 31, 2016, 2015, and 2014, respectively.
Note 5. Investments
As of December 31, 2016, the Company had loans to 39 portfolio companies, of which 74% were senior secured loans and 26% were subordinated loans, at fair value, as well as equity investments in 17 of these portfolio companies. The Company also held an equity investment in two portfolio companies in which it did not hold a debt interest. At December 31, 2016, investments consisted of the following:

	Amortized Cost	Fair Value
Senior secured debt investments	$182,315	$180,955
Subordinated debt investments	66,591	63,410
Preferred equity	23,293	23,721
Common equity and warrants	7,108	13,541
Total	$279,307	$281,627
At December 31, 2016, all but one of the Company’s investments, with an amortized cost and fair value of $3,923 and $3,923, respectively (domiciled in Canada), were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

	Amortized Cost		Fair Value
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	$10,182	3.6%	$10,839	3.8%
Security Systems Services (except Locksmiths)	18,663	6.7	18,883	6.7
Tour Operators	439	0.2	1,019	0.4
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	14,372	5.1	14,410	5.1
Education Services
Colleges, Universities, and Professional Schools	5,314	1.9	5,142	1.8
Finance and Insurance
Insurance Agencies and Brokerages	13,510	4.8	13,599	4.8

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Amortized Cost		Fair Value
Health Care and Social Assistance
Medical Laboratories	4,204	1.5	4,174	1.5
Other Outpatient Care Centers	14,207	5.2	14,393	5.1
Outpatient Mental Health and Substance Abuse Centers	7,639	2.7	5,393	1.9
Information
Other Information Services	2,427	0.9	2,340	0.8
Other Telecommunications	2,652	0.9	2,630	0.9
Software Publishers	4,896	1.8	4,949	1.8
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,090	1.5	3,555	1.3
Other Aircraft Parts and Auxiliary Equipment Manufacturing	11,925	4.3	13,551	4.8
Other Basic Inorganic Chemical Manufacturing	4,413	1.6	4,396	1.6
Packaging Machinery Manufacturing	1,996	0.7	1,885	0.7
Pharmaceutical Preparation Manufacturing	4,049	1.4	9,893	3.5
Pump and Pumping Equipment Manufacturing	10,908	3.9	10,016	3.6
Travel Trailer and Camper Manufacturing	12,797	4.6	13,149	4.7
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	13,695	4.9	11,610	4.1
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	3,879	1.4	3,946	1.4
Custom Computer Programming Services	5,097	1.8	5,143	1.8
Other Accounting Services	5,328	1.9	4,911	1.7
Other Computer Related Services	14,738	5.3	14,883	5.3
Other Professional, Scientific, and Technical Services	32,750	11.7	31,422	11.2
Veterinary Services	650	0.2	651	0.2
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.3	1,037	0.4
Office Machinery and Equipment Rental and Leasing	11,888	4.3	13,510	4.8
Offices of Real Estate Agents and Brokers	3,923	1.4	3,923	1.4
Offices of Real Estate Appraisers	10,032	3.6	10,000	3.6
Retail Trade
All Other General Merchandise Stores	6,839	2.4	6,839	2.4
Wholesale Trade
Metal Service Centers and Other Metal Merchant Wholesalers	12,700	4.5	14,142	5.0
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,205	3.0	5,394	1.9
	$279,307	100.0%	$281,627	100.0%
During the year ended December 31, 2016, the Company converted $1,765 in principal of a subordinated debt investment into preferred equity units and warrants valued at $1,765, converted $329 in principal of a senior secured debt investment into preferred equity units valued at $335, and converted $800 in principal of a subordinated debt investment into a senior secured debt investment in the same portfolio company. In addition, the Company amended a senior secured debt investment for which it received preferred equity units in the same portfolio company valued at $203 and received additional preferred equity units valued at $44 in connection with a $1,250 follow on investment in the same portfolio company.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2015, the Company had loans to 38 portfolio companies, of which 71% were senior secured loans and 29% were subordinated loans, at fair value, as well as equity investments in 15 of these portfolio companies. The Company also held equity investments in one portfolio company in which it did not hold a debt interest. At December 31, 2015, investments consisted of the following:

	Amortized Cost	Fair Value
Senior secured debt investments	$161,944	$160,437
Subordinated debt investments	65,227	64,240
Preferred equity	19,120	22,133
Common equity and warrants	5,964	10,486
Total	$252,255	$257,296
At December 31, 2015, the Company’s investments were all domiciled in the United States and the industry compositions of the Company’s portfolio were as follows:

	Amortized Cost		Fair Value
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	$10,164	4.0%	$10,164	4.0%
Security Systems Services (except Locksmiths)	5,000	2.0	5,000	1.9
Tour Operators	2,849	1.1	3,198	1.2
Education Services
Colleges, Universities, and Professional Schools	5,005	2.0	4,786	1.9
Finance and Insurance
Insurance Agencies and Brokerages	11,663	4.6	11,497	4.5
Health Care and Social Assistance
Medical Laboratories	4,165	1.7	3,677	1.4
Other Outpatient Care Centers	15,187	6.0	15,031	5.8
Outpatient Mental Health and Substance Abuse Centers	6,610	2.6	6,456	2.5
Information
Other Information Services	2,564	1.0	2,433	0.9
Other Telecommunications	3,798	1.5	3,711	1.4
Software Publishers	4,711	1.9	7,453	2.9
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,534	1.8	4,506	1.8
Communications Equipment Manufacturing	2,257	0.9	2,257	0.9
Other Aircraft Parts and Auxiliary Equipment Manufacturing	11,770	4.7	12,812	4.9
Other Basic Inorganic Chemical Manufacturing	4,766	1.9	4,695	1.8
Packaging Machinery Manufacturing	1,995	0.8	1,940	0.8
Pharmaceutical Preparation Manufacturing	4,068	1.6	5,698	2.2
Pump and Pumping Equipment Manufacturing	12,853	5.1	12,752	5.0
Soap and Other Detergent Manufacturing	937	0.4	798	0.3
Travel Trailer and Camper Manufacturing	13,613	5.4	13,613	5.3
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	14,449	5.7	13,792	5.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting	9,915	3.9	9,952	3.9
Computer Systems Design and Related Services	2,971	1.2	2,892	1.1
Custom Computer Programming Services	6,493	2.6	6,319	2.5
Other Accounting Services	5,738	2.3	7,100	2.8

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Amortized Cost		Fair Value
Other Computer Related Services	11,828	4.7	11,508	4.5
Other Professional, Scientific, and Technical Services	31,574	12.4	31,511	12.1
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.4	1,951	0.8
Office Machinery and Equipment Rental and Leasing	8,037	3.2	8,452	3.3
Offices of Real Estate Appraisers	10,050	4.0	9,940	3.9
Wholesale Trade
Electrical Apparatus and Equipment, Wiring Supplies, and Related	3,558	1.4	3,559	1.4
Metal Service Centers and Other Metal Merchant Wholesalers	9,834	3.9	9,956	3.9
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,399	3.3	7,887	3.1
	$252,255	100.0%	$257,296	100.0%
Unconsolidated Significant Subsidiaries: In accordance with Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest unless the business of the controlled operating company consists of providing services to the Company. In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under the respective rules. As of December 31, 2016, MTE Holding Corp. and Subsidiaries was considered a significant unconsolidated subsidiary under Regulation S-X Rule 4-08(g). The Company's voting ownership in MTE Holding Corp is limited to 50% through a substantive participating voting rights agreement with an unaffiliated investor. Based on the requirements under Regulation S-X Rule 4-08(g), the summarized consolidated financial information of MTE Holding Corp. and Subsidiaries is presented below:

	December 31,
Balance Sheet:	2016	2015
Current assets	$5,535	$4,511
Noncurrent assets	24,681	24,588
Total Assets	$30,216	$29,099
Current liabilities	$2,401	$1,239
Noncurrent liabilities	16,889	18,328
Total liabilities	19,290	19,567
Non-controlling interest	4,878	4,256
Total equity	6,048	5,276

	Years Ended December 31,
Summary of Operations:	2016	2015	2014 (1)
Net Sales	$27,704	$1,958	$—
Gross Profit	7,436	508	—
Net income	2,232	(967)	—
Net income (loss) attributable to MTE Holding Corp.	1,235	(535)	—
(1) MTE Holding Corp. was organized in 2015.
Note 6. Fair Value of Financial Instruments
The Company’s investments are valued at fair value as determined in good faith by Company management under the supervision, and review and approval of the Board. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process that includes a review of each investment by an independent valuation firm at least once every 12 months.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Each quarter the Company assesses whether sufficient market quotations are available or whether a sufficient number of indicative prices from pricing services or brokers or dealers have been received. Investments for which sufficient market quotations are available are valued at such market quotations. Otherwise, the Company undertakes, on a quarterly basis, a multi-step valuation process as described below:

•
For each debt investment, a basic credit risk rating review process is completed. The risk rating on every credit facility is reviewed and either reaffirmed or revised by OFS Advisor’s investment committee.

•	Each portfolio company or investment is valued by OFS Advisor.

•	The preliminary valuations are documented and are then submitted to OFS Advisor’s investment committee for ratification.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations.There were no transfers among Level 1, 2 and 3 for the years ended December 31, 2016, 2015, and 2014. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.
Consistent with the policies and methodologies adopted by the Board, the Company performs detailed valuations of its debt and equity investments, including an analysis on the Company’s unfunded loan commitments, using both the market and income

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

approaches as appropriate. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values. The Company may also engage one or more independent valuation firms(s) to conduct independent appraisals of its investments to develop the range of values, from which the Company derives a single estimate of value. Under the income approach, the Company typically prepares and analyzes discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.
The primary method used to estimate the fair value of the Company's debt investments is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including the latest arm’s length or market transactions involving the subject security, a benchmark credit spread or other indication of market yields, and company performance. The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment, which may include a weighting factor applied to multiple valuation methods. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.
The Company changed the primary method used to value certain of its investments, primarily equity investments, as of December 31, 2016, from the income approach to the market approach, principally due to the nature of evidence available under the discounted cash flow method, and to better align with industry practice. The Company may also utilize an income approach when estimating the fair value of its equity securities, either as a primary methodology if consistent with industry practice or if the market approach is otherwise not applicable, or as a supporting methodology to corroborate the fair value ranges determined by the market approach.
Under the market approach, the Company estimates the enterprise value of portfolio companies. Typically, the enterprise value of a private company is based on multiples of EBITDA, net income, revenues, or other relevant basis. The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment, which may include a weighting factor applied to multiple valuation methods. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.
Application of these valuation methodologies involves a significant degree of judgment by management. Fair values of new investments or investments where an arm’s length transaction occurred in the same security are generally assumed to be equal to their cost (“Transaction Price”) for up to three months after their initial purchase.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of December 31, 2016 and 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at December 31, 2016 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$149,128	Discounted cash flow	Discount rates	6.70% - 18.71% (12.07%)
	15,901	Enterprise value	EBITDA multiples	7.25% - 7.50% (7.31%)

Subordinated	45,635	Discounted cash flow	Discount rates	10.75% - 21.24% (14.19%)
	5,393	Enterprise value	EBITDA multiples	8.00x - 8.00x (8.00x)

Equity investments
Preferred equity	23,721	Enterprise value	EBITDA multiples	4.50x - 8.50x (6.82x)

Common equity and warrants	13,042	Enterprise value	EBITDA multiples	5.00x - 8.50x (6.07x)

(1)	Excludes $15,926, $12,382, and $499 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.

	Fair Value at December 31, 2015 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$109,315	Discounted cash flow	Discount rates	7.11% - 25.00% (12.05%)
Subordinated	64,240	Discounted cash flow	Discount rates	12.56% - 22.34% (15.12%)

Equity investments:
Preferred equity	20,329	Discounted cash flow	Discount rates	15.00% - 25.00% (18.91%)
			EBITDA multiples	5.10x - 7.42x (6.50x)
Common equity and warrants	3,357	Discounted cash flow	Discount rates	25.00% - 30.00% (25.78%)
			EBITDA multiples	3.98x - 8.08x (5.19x)

(1)	Excludes $51,122, $-0-, and $8,933 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.
Changes in market credit spreads or the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in EBITDA and/or EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in EBITDA and/or EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA and/or EBITDA multiples, and in inverse relation to changes in the discount rate.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2016	$160,437	$64,240	$22,133	$10,486	$257,296

Net realized gain on investments	83	7	—	2,137	2,227
Net change in unrealized appreciation/depreciation on investments	329	(2,376)	(2,584)	1,910	(2,721)
Amortization of Net Loan Fees	1,012	402	—	—	1,414
Capitalized PIK interest, dividends, and fees	547	602	1,433	—	2,582
PIK amendment fees	(442)	(97)		—	(539)
Purchase and origination of portfolio investments	44,671	22,101	643	822	68,237
Proceeds from principal payments on portfolio investments	(26,519)	(14,885)	—	—	(41,404)
Sale and redemption of portfolio investments	(2,840)	—	—	(2,434)	(5,274)
Distribution received from equity investment	—	—	(324)		(324)
Equity received in connection with purchase of portfolio investments and amendments	(743)	(79)	248	574	—
Conversion from debt investment to equity investment (Note 5)	(320)	(1,765)	2,039	46	—
Conversion from subordinated to senior secured debt investment (Note 5)	800	(800)	—	—	—
Reclassification from Subordinated to Senior Secured debt	3,940	(3,940)	—	—	—
Other	—	—	133	—	133

Level 3 assets, December 31, 2016	$180,955	$63,410	$23,721	$13,541	$281,627

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2015
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2015	$241,749	$52,453	$15,302	$2,730	$312,234

Net realized loss on investments	(3,876)	—	1,651	663	(1,562)
Net change in unrealized appreciation/depreciation on investments	2,554	(1,060)	1,695	3,193	6,382
Amortization of Net Loan Fees	1,705	90	—	—	1,795
Capitalized PIK interest, dividends and fees	524	782	1,115	—	2,421
Purchase and originations of portfolio investments	90,120	21,757	6,932	5,141	123,950
Proceeds from principal payments on portfolio investments	(81,538)	(14,531)	—	—	(96,069)
Sale and redemption of portfolio investments	(86,096)	—	(4,335)	(1,241)	(91,672)
Cash distribution received from equity investments	—	—	(183)	—	(183)
Conversion from senior to subordinated debt	(4,705)	4,705	—	—	—
Conversion from equity investment to debt investment	—	44	(44)	—	—

Level 3 assets, December 31, 2015	$160,437	$64,240	$22,133	$10,486	$257,296
The net unrealized (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014, attributable to the Company’s Level 3 assets held at those respective year ends was $254, $3,243, and $2,467, respectively.
The information presented should not be interpreted as an estimate of the fair value of the entire Company since fair value measurements are only required for a portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The Company's SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date. As of December 31, 2016 and 2015, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $159,708 and $149,880, respectively
Note 7. Commitments and Contingencies
Unfunded commitments to the Company's portfolio companies as of December 31, 2016, were as follows:

Name of Portfolio Company	Investment Type	December 31, 2016
BCC Software, LLC	Senior Secured Revolver	$1,094
O2 Holdings, LLC	Senior Secured Loan	1,000
TRS Services, LLC	Senior Secured Loan	500
		$2,594
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2016.
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
Note 8 . Borrowings
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
Under present regulations of the SBIC Act, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350,000. In connection with the SBIC Acquisitions, the Company increased its total commitments to SBIC I LP to $75,000, which became a drop down SBIC fund of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to SBIC I LP. As of December 31, 2016 and 2015, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA.
On a stand-alone basis, SBIC I LP held $247,512 and $245,147 in assets at December 31, 2016 and 2015, respectively, which accounted for approximately 81% and 83% of the Company’s total consolidated assets, respectively. These assets can not be pledged under any debt obligation of the Company.
The following table shows the Company’s outstanding SBA debentures payable as of December 31, 2016 and 2015:

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	December 31, 2016	December 31, 2015
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(3,037)	(3,420)
SBA debentures outstanding, net of unamortized debt issuance costs			$146,843	$146,460
The Company received exemptive relief from the SEC effective November 26, 2013, which permits the Company to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.
The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.43% as of December 31, 2016 and 2015. Interest expense on the SBA debentures was $5,156, $4,352, and $1,433 for the years ended December 31, 2016, 2015, and 2014, respectively, which includes $382, $297, and $114 of debt issuance costs amortization, respectively.
The weighted-average fixed cash interest rate on the SBA debentures as of December 31, 2016 and 2015, was 3.18%.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

PWB Credit Facility: On November 5, 2015, the Company entered into a Business Loan Agreement (“BLA”) with Pacific Western Bank, as lender, to provide the Company with a $15,000 senior secured revolving credit facility (“PWB Credit Facility”). The PWB Credit Facility is available for general corporate purposes including investment funding and was scheduled to mature on November 6, 2017. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of the Company’s current and future assets excluding assets held by SBIC I LP and the Company’s SBIC I LP and SBIC I GP partnership interests.
On October 31, 2016, the BLA was amended to, among other things (i) increase the maximum amount available under the PWB Credit Facility from $15 million to $25 million, (ii) extend the maturity date from November 6, 2017 to October 31, 2018, (iii) increase the fixed interest rate from 4.75% to 5.00% per annum, and (iv) exclude subordinated loan investments (as defined in the BLA) from the borrowing base. In addition, as of the amendment date, the Company will incur an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion of the PWB Credit Facility in excess of $15,000, which is included in interest expense on the consolidated statement of operations. There were no advances under the facility prior to the October 31, 2016 amendment.
The average dollar amount of borrowings outstanding during the year ended December 31, 2016, was $578. The effective interest rate, which includes amortization of deferred debt issuance costs and unused fees on the unused portion in excess of $15,000, as of December 31, 2016, was 6.14%. Deferred debt issuance costs, net of accumulated amortization, was $256 and $185 as of December 31, 2016 and 2015, respectively. Amortization of debt issuance costs was $108, $17 , and $0, for the years ended December 31, 2016, 2015, and 2014, respectively.
Availability under the PWB Credit Facility as of December 31, 2016 was $15,500 based on the stated advance rate of 50% under the borrowing base.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2016, the Company was in compliance with the applicable covenants.
OFS Capital WM Revolving Line of Credit: Prior to the termination of the WM Credit Facility on May 28, 2015 (see Note 4), OFS Capital WM had a $75,000 secured revolving credit facility, as amended from time to time, with Wells Fargo. The WM Credit Facility was secured by all eligible loans acquired by OFS Capital WM, and had a maturity date of December 31, 2018 and a reinvestment period through December 31, 2015. The interest rate on outstanding borrowings was the London Interbank Offered Rate plus 2.50% per annum. The minimum equity requirement was set at $35,000. The interest rate on the outstanding borrowings at December 31, 2014 was 2.76%. The unused commitment fee on the WM Credit Facility was (i) 0.5% per annum of the first $25,000 of the unused facility and (ii) 2% per annum of the balance in excess of $25,000, and was included in interest expense on the consolidated statement of operations. During the three months ended March 31, 2015, the Company recorded a $430 write-off of debt issuance costs due to a permanent reduction in the facility’s commitment from $100,000 to $75,000. During the three months ended June 30, 2015, the Company incurred a $1,216 write-off of debt issuance costs due to the termination of the facility on May 28, 2015.
Note 9. Federal Income Tax
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
The Company has met the required distribution, source of income and asset diversification requirements as of December 31, 2016, and intends to continue meeting these requirements. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income from Company’s equity

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

investments in pass-through entities, PIK dividends that have not yet been declared and paid by underlying portfolio companies, capital gains and losses and the net creation or utilization of capital loss carryforwards.
The distributions paid to shareholders are reported as ordinary income, long-term capital gains, and returns of capital. The tax character of distributions paid were as follows:

	Years Ended December 31,
	2016	2015	2014
Ordinary taxable income	$12,157	$10,954	$6,139
Long-term capital gain	169	—	—
Return of capital	858	2,197	6,964
Total distributions to stockholders	$13,184	$13,151	$13,103
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment related to goodwill amortization, excise taxes, and other permanent differences; and temporary differences between GAAP and tax treatment of realized gains and losses, income arising from Company’s equity investments in pass-through entities, PIK dividends, and other temporary differences. Reclassifications were as follows:

	Years Ended December 31,
	2016	2015	2014
Paid-in capital in excess of par	$592	$(198)	$62
Undistributed net investment income	131	(304)	(555)
Accumulated net realized gain (loss)	(723)	502	493
Tax basis undistributed income as of December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
Undistributed net investment income	$—	$—
Capital loss carryforward (non-expiring)	—	(2,447)
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Tax-basis amortized cost of investments	$273,414	$247,714
Tax-basis gross unrealized appreciation on investments	19,554	13,826
Tax-basis gross unrealized depreciation on investments	(11,341)	(4,244)
Tax-basis net unrealized appreciation on investments	8,213	9,582
Fair value of investments	$281,627	$257,296

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2016, 2015, and 2014:

	Years Ended December 31,
	2016	2015	2014
Per share data:
Net asset value per share at beginning of period	14.76	14.24	$14.58
Distributions (4)
Dividends from ordinary income	(1.25)	(1.13)	(0.64)
Dividends from capital gains	(0.02)	—	—
Return of capital	(0.09)	(0.23)	(0.72)
Net investment income	1.46	1.39	0.95
Net realized gain (loss) on non-control/non-affiliate investments	0.25	(0.31)	0.02
Net realized gain on affiliate investments	—	0.14	—
Net realized loss on control investment	—	—	(0.37)
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(0.69)	0.53	0.05
Net change in unrealized appreciation/depreciation on affiliate investments	0.33	0.13	0.19
Net change in unrealized depreciation on control investment	0.07	—	0.18
Net asset value per share at end of period	$14.82	$14.76	$14.24

Per share market value, end of period	$13.76	$11.48	$11.78
Total return based on market value (1)	32.3%	9.0%	2.4%
Total return based on net asset value (2)	9.7%	13.4%	7.0%
Shares outstanding at end of period	9,700,297	9,691,170	9,650,834
Weighted average shares outstanding	9,693,801	9,670,153	9,634,471
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$142,818	$140,002	$138,131
Net asset value at end of period	143,778	143,012	137,471
Net investment income	14,145	13,411	9,135
Ratio of total expenses to average net assets	11.9%	13.5%	9.9%
Ratio of net investment income to average net assets	9.8%	9.6%	6.6%
Portfolio turnover	18.1%	44.6%	34.9%

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

(3)	Based on the average of the net asset value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.

(4)	The components of the distributions are presented on an income tax basis.
Note 11. Distributions
The Company intends to make distributions to shareholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, it may in the future decide to retain such capital gains for investment.
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its ability to receive distributions from SBIC I LP. SBIC I LP’s ability to make distributions is governed by SBA regulations.  Consolidated cash and cash equivalents includes $13,513 held by SBIC I LP, which was not available for distribution at December 31, 2016.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table summarizes distributions declared and paid for the years ended December 31, 2016, 2015, and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share (1)	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2014
January 21, 2014	January 31, 2014	February 14, 2014	$0.34	$3,240	2,656	$34
May 7, 2014	June 16, 2014	June 30, 2014	0.34	3,230	3,467	45
August 7, 2014	September 16, 2014	September 30, 2014	0.34	3,250	2,141	26
November 4, 2014	December 17, 2014	December 31, 2014	0.34	3,127	12,773	151
			$1.36	$12,847	21,037	$256
Year ended December 31, 2015
March 4, 2015	March 17, 2015	March 31, 2015	$0.34	$3,133	12,106	$148
May 4, 2015	June 16, 2015	June 30, 2015	0.34	3,132	12,834	154
August 6, 2015	September 16, 2015	September 30, 2015	0.34	3,142	14,355	147
December 2, 2015	December 17, 2015	December 31, 2015	0.34	3,283	1,041	12
			$1.36	$12,690	40,336	$461
Year ended December 31, 2016
March 7, 2016	March 17, 2016	March 31, 2016	$0.34	$3,280	1,154	$15
May 2, 2016	June 16, 2016	June 30, 2016	0.34	3,269	1,998	26
August 5, 2016	September 16, 2016	September 30, 2016	0.34	3,258	2,888	38
October 31, 2016	December 16, 2016	December 30, 2016	0.34	3,255	3,087	43
			$1.36	$13,062	9,127	$122

(1)
The determination of the tax attributes of distributions is made annually as of the end of each fiscal year based upon taxable income for the full year and distributions paid for the full year. The return of capital portion of each distribution as of December 31, 2014, 2015, and 2016 was $0.72, $0.23, and $0.09, respectively.

For the year ended December 31, 2016, $122 of the total $13,183 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 9,127 shares at an average value of $13.23 per share at the date of issuance. For the year ended December 31, 2015, $461 of the total $13,151 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 40,336 shares at an average value of $11.44 per share at the date of issuance. For the year ended December 31, 2014, $256 of the total $13,103 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 21,037 shares at an average value of $12.17 per share at the date of issuance.
Since the Company’s IPO, distributions to shareholders total $50,879, or $5.27 per share on a cumulative basis.
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s shareholders. For the year ended December 31, 2016, approximately $1.25 per share, $0.02 per share, and $0.09 per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its shareholders, respectively.
Note 12. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$8,209	$7,359	$7,683	$7,843
Net investment income	3,736	3,297	3,457	3,655
Net gain (loss) on investments	1,087	(909)	881	(1,376)
Net increase in net assets resulting from operations	4,823	2,388	4,338	2,279
Net increase in net assets resulting from operations per share (1)	$0.49	$0.25	$0.45	$0.24
Net asset value per share (2)	$14.82	$14.67	$14.76	$14.65

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$8,873	$7,688	$8,082	$7,621
Net investment income	4,280	3,630	2,752	2,749
Net gain (loss) on investments	1,896	(2,209)	4,650	483
Net increase in net assets resulting from operations	6,176	1,421	7,402	3,232
Net increase in net assets resulting from operations per share (1)	$0.64	$0.15	$0.77	$0.33
Net asset value per share (2)	$14.76	$14.46	$14.66	$14.24

(1)	Based on weighted average shares outstanding for the respective period.

(2)	Based on shares outstanding at the end of the respective period.
Note 13. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type (1)	Interest, Fees and Dividends Credited to Income(2)	December 31, 2015, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2016, Fair Value
Control Investments
MTE Holding Corp. and Subsidiaries	Senior Secured Loan	$1,395	$10,544	$67	$(845)	$9,766
	Common Equity	180	3,069	314	—	3,383
		1,575	13,613	381	(845)	13,149

Malabar International	Subordinated Loan	714	—	7,687	(4)	7,683
	Preferred Equity	88	—	5,868	—	5,868
		802	—	13,555	(4)	13,551
Total Control Investments		2,377	13,613	13,936	(849)	26,700
Affiliate Investments
All Metals Holding, LLC	Senior Secured Loan(7)	1,360	—	12,193	672	12,865
	Subordinated Loan(7)	236	—	1,279	(1,279)	—
	Common Equity (Performance Fee)	—	—	79	(79)	—
	Common Equity(5)	—	—	1,277	—	1,277
		1,596	—	14,828	(686)	14,142
Contract Datascan Holdings, Inc.	Subordinated Loan	823	5,236	2,666		7,902
	Preferred Equity(5)(6)	446	2,772	2,649	—	5,421
	Common Equity(5)	—	444	—	(257)	187
		1,269	8,452	5,315	(257)	13,510
Intelli-Mark Technologies, Inc.	Senior Secured Loan	1,174	—	8,841	—	8,841
	Common Equity(5)	—	—	1,998	—	1,998
		1,174	—	10,839	—	10,839

Malabar International	Subordinated Loan	398	7,496	47	(7,543)	—
	Preferred Equity	44	5,316	—	(5,316)	—
		442	12,812	47	(12,859)	—

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Name of Portfolio Company	Investment Type (1)	Interest, Fees and Dividends Credited to Income(2)	December 31, 2015, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2016, Fair Value
Master Cutlery, LLC	Subordinated Loan	625	4,705	6	(271)	4,440
	Preferred Equity (6)	29	3,015	—	(2,061)	954
	Common Equity (5)	—	167	—	(167)	—
		654	7,887	6	(2,499)	5,394

NeoSystems Corp.	Subordinated Loan	651	4,619	96	(1,059)	3,656
	Preferred Equity (5)(6)	120	2,481	120	(1,346)	1,255
		771	7,100	216	(2,405)	4,911

Pfanstiehl Holdings, Inc	Subordinated Loan	431	3,814	11	(15)	3,810
	Common Equity	127	1,884	4,199	—	6,083
		558	5,698	4,210	(15)	9,893

Strategic Pharma Solutions, Inc.	Senior Secured Loan	1,000	8,848	61	(526)	8,383
	Preferred Equity(5)(6)	111	1,804	1,222	—	3,026
		1,111	10,652	1,283	(526)	11,409

TRS Services, Inc.	Senior Secured Loan	1,196	11,009	238	(1,698)	9,549
	Preferred Equity (Class AA units)(5)(6)	25	—	354	—	354
	Preferred Equity (Class A units) (5)(6)	371	2,757	371	(1,421)	1,707
	Common Equity (5)	—	26	—	(26)	—
		1,592	13,792	963	(3,145)	11,610

Total Affiliate Investments		9,167	66,393	37,707	(22,392)	81,708
Total Control and Affiliate Investments		$11,544	$80,006	$51,643	$(23,241)	$108,408

(1)	Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments.

(2)
Represents the total amount of interest, fees or dividends included in 2016 income for the portion of the year ended December 31, 2016, that an investment was included in Control or Affiliate Investment categories, respectively.

(3)
Gross additions include increases in cost basis resulting from a new portfolio investment, PIK interest, fees and dividends, accretion of OID, net increases in unrealized net appreciation or decreases in unrealized depreciation, and transfers from Non-control/Non-affiliate Investments to Affiliate Investments and from Affiliate Investments to Control Investments.

(4)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any, and net decreases in unrealized appreciation or net increases in unrealized depreciation, and transfers from Affiliate Investment to Control Investment.

(5)	Non-income producing.

(6)	Dividends credited to income include dividends contractually earned but not declared.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

(7)
During the quarter ended December 31, 2016, the Company received cash of approximately $477 and converted principal of $800 into principal of the Senior Secured Loan. The $800 conversion is included as a gross reduction and gross addition of the Subordinated Loan and Senior Secured Loan, respectively.

Note 14. Subsequent Events Not Disclosed Elsewhere
On March 9, 2017, the Company’s Board declared a distribution of $0.34 per share for the first quarter of 2017, payable on March 31, 2017 to shareholders of record as of March 17, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness identified in the fourth quarter of 2016 and described below. The identification of this material weakness did not require a material fourth quarter 2016 adjustment or impact any of our consolidated financial statements for any prior annual or interim periods.
We also developed a remediation plan for this material weakness, which is also described below. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2016, management identified a material weakness related to design and effectiveness of controls over certain key assumptions and underlying data used in the Company’s investment valuations.
Remediation Plan. Management has implemented a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes the following procedures which began during the fourth quarter of 2016:

•
We changed the primary method used to value certain investments, primarily equity investments, from the discounted cash flow method to the market approach as of December 31, 2016. The market approach contains a lesser number of Level 3 inputs and generally requires less complex judgment.

•	We began the process of designing and implementing controls and procedures to objectively validate and document key inputs and and assumptions used in developing our fair value estimates.
Attestation Report of the Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, which expressed an adverse opinion thereon, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described above regarding the described material weakness and related remediation efforts.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
a. Documents Filed as Part of this Report
1. Financial Statements: See "Part II, Item 8. Financial Statements and Supplementary Data" of this report for a list of financial statements.
2. Financial Statement Schedules: Schedule 12-14 Investments in and Advances to Affiliates—See "Part II, Item 8. Financial Statements and Supplementary Data—Note 14" of this report.
3. Exhibits required to be filed by Item 601 of Regulation S-K: See Item 15b. below.
b. Exhibits
The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column. Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K
3.1	Amended and Restated Certificate of Formation of OFS Capital, LLC	N-2/A (333-166363)	March 17, 2011	99.a.1

3.2	Certificate of Incorporation of OFS Capital Corporation	N-2 (333-166363)	March 17, 2011	99.a.2

3.3	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	10-K (814-00813)	March 26, 2013	3.3

3.4	Amended and Restated Limited Liability Company Agreement of OFS Capital, LLC	N-2/A (333-166363)	March 17, 2011	99.b.1

3.5	Bylaws of OFS Capital Corporation	N-2/A (333-166363)	March 17, 2011	99.b.2

4.1	Form of Stock Certificate of OFS Capital Corporation	N-2/A (333-166363)	March 17, 2011	99.d

4.2	Form of Base Indenture	N-2 (333-200376)	November 19, 2014	99.d.1

4.3	Statement of Eligibility of Trustee on Form T-1	N-2/A (333-200376)	December 24, 2014	99.d.2

4.4	Form of Warrant Agreement	N-2/A (333-200376)	December 16, 2014	99.d.3

		Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K
4.5	Form of Subscription Agent Agreement	N-2/A (333-200376)	December 16, 2014	99.d.4

4.6	Form of Subscription Certificate	N-2/A (333-200376)	December 16, 2014	99.d.5

4.7	Form of Certificate of Designation	N-2/A (333-200376)	December 16, 2014	99.d.6

10.1	Form of Dividend Reinvestment Plan	N-2/A (333-166363)	March 17, 2011	99.e

10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC	10-Q (814-00813)	November 7, 2014	10.1

10.3	Form of Custody Agreement	N-2/A (333-166363)	March 17, 2011	99.j

10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC	N-2/A (333-166363)	March 17, 2011	99.k.1

10.5	License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	March 17, 2011	99.k.2

10.6	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers	N-2/A (333-166363)	March 17, 2011	99.k.10

10.7	Form of Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	July 24, 2012	99.k.11

10.8	Loan Portfolio Purchase Agreement among OFS Capital WM, LLC and Madison Capital Funding LLC, dated May 28, 2015	8-K (814-00813)	June 2, 2015	10.1

10.9	Loan Administration Services Agreement among Madison Capital Funding, LLC, OFS Capital WM, LLC and OFS Capital Corporation, dated May 28, 2015	8-K (814-00813)	June 2, 2015	10.2

10.10	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015	10-Q (814-00813)	November 6, 2015	10.1

10.11	Promissory Note between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015	10-Q (814-00813)	November 6, 2015	10.2

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K
10.12	Commercial Guaranty Agreement among OFS Capital Corporation, OFS Capital WM, LLC, and Pacific Western Bank dated November 5, 2015	10-Q (814-00813)	November 6, 2015	10.3

10.13	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated October 31, 2016.	10-Q (814-00813)	November 4, 2016	10.1

10.14	Commercial Guaranty Agreement among OFS Capital Corporation, OFS Capital WM, LLC, and Pacific Western Bank dated October 31, 2016.	10-Q (814-00813)	November 4, 2016	10.2

11.1	Computation of Per Share Earnings				+

14.1	Code of Ethics of OFS Capital Corporation	N-2/A (333-166363)	March 17, 2011	r.1

14.2	Code of Ethics of OFS Advisor (incorporated by reference to Exhibit 14.1 hereto)	N-2/A (333-166363)	March 17, 2011	r.2

21.1	List of Subsidiaries				*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report
†	Furnished herewith

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFS CAPITAL CORPORATION

Date: March 15, 2017	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 15, 2017	/s/ Bilal Rashid
Bilal Rashid, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 15, 2017	/s/ Marc Abrams
Marc Abrams, Director

Date: March 15, 2017	/s/ Robert J. Cresci
Robert J. Cresci, Director

Date: March 15, 2017	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 15, 2017	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer, Treasurer (Principal Financial Officer) and Director

Date: March 15, 2017	/s/ Jeff Owen
Jeff Owen, Chief Accounting Officer (Principal Accounting Officer)