Form 10-Q
period 2017-03-31
OFS Capital Corp
filed 2017-05-05
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 2, 2017 was 13,328,216.

OFS CAPITAL CORPORATION

Defined Terms
We have used "we," "us," "our", "our company", and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services
Annual Distribution Requirement	Distributions to our shareholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurements and Disclosures"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
Code	Subchapter M of the Internal Revenue Code of 1986, as amended
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a non-traded BDC with an investment strategy similar to the Company for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment advisory agreement between the Company and OFS Advisor
LIBOR	London Interbank Offered Rate
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the 1940 Act
OFS Capital WM, LLC	OFS Capital WM, a wholly-owned investment company subsidiary
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, an established investment platform focused on meeting the capital needs of middle-market companies
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender.
RIC	Regulated investment company under the Code
RMR	Recurring monthly revenue
SBA	U.S. Small Business Administration
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC on December 4, 2013
SBA Act	Small Business Investment Act of 1958
SBIC I LP	OFS SBIC I, LP, a wholly-owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a BDC or an SBIC, or maintaining our tax treatment as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	Our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	the ability of SBIC I LP any other portfolio companies to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
We have based the forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements and projections contained in this Quarterly Reports on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $155,090 and $178,279, respectively)	$146,989	$173,219
Affiliate investments (amortized cost of $74,714 and $76,306, respectively)	84,140	81,708
Control investments (amortized cost of $24,661 and $24,722, respectively)	27,182	26,700
Total investments at fair value (amortized cost of $254,465 and $279,307, respectively)	258,311	281,627
Cash and cash equivalents	44,087	17,659
Interest receivable	1,064	1,770
Prepaid expenses and other assets	3,967	3,974
Total assets	$307,429	$305,030

Liabilities
Revolving line of credit	$8,000	$9,500
SBA debentures (net of deferred debt issuance costs of $2,942 and $3,037, respectively)	146,938	146,843
Interest payable	410	1,599
Management and incentive fees payable	2,374	2,119
Administration fee payable	587	435
Payable for investment purchased	2,943	—
Accrued professional fees	656	477
Other liabilities	134	279
Total liabilities	162,042	161,252

Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2017, and December 31, 2016, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 9,703,216 and 9,700,297 shares issued and outstanding as of March 31, 2017, and December 31, 2016, respectively	97	97
Paid-in capital in excess of par	134,359	134,300
Accumulated undistributed net investment income	6,786	6,731
Accumulated undistributed net realized gain	299	330
Net unrealized appreciation on investments	3,846	2,320
Total net assets	145,387	143,778

Total liabilities and net assets	$307,429	$305,030

Number of shares outstanding	9,703,216	9,700,297
Net asset value per share	$14.98	$14.82

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Investment income
Interest income:
Non-control/non-affiliate investments	$4,841	$4,736
Affiliate investments	1,878	1,686
Control investment	562	341
Total interest income	7,281	6,763
Dividend income:
Non-control/non-affiliate investments	83	28
Affiliate investments	390	529
Control investments	33	—
Total dividend income	506	557
Fee income:
Non-control/non-affiliate investments	156	478
Affiliate investments	58	32
Control investments	33	13
Total fee income	247	523

Total investment income	8,034	7,843

Expenses
Interest expense	1,387	1,308
Management fees	1,192	1,115
Incentive fee	1,181	733
Professional fees	263	314
Administration fee	401	428
General and administrative expenses	270	290

Total expenses	4,694	4,188

Net investment income	3,340	3,655

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	—	2,566
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(3,041)	(4,092)
Net change in unrealized appreciation/depreciation on affiliate investments	4,024	146
Net change in unrealized appreciation/depreciation on control investment	543	4

Net gain (loss) on investments	1,526	(1,376)

Net increase in net assets resulting from operations	$4,866	$2,279

Net investment income per common share - basic and diluted	$0.34	$0.38
Net increase in net assets resulting from operations per common share – basic and diluted	$0.50	$0.24
Distributions declared per common share	$0.34	$0.34
Basic and diluted weighted average shares outstanding	9,700,329	9,691,183

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Increase in net assets resulting from operations:
Net investment income	$3,340	$3,655
Net realized gain on investments	—	2,566
Net change in unrealized appreciation/depreciation on investments	1,526	(3,942)
Net increase in net assets resulting from operations	4,866	2,279
Distributions to shareholders from:
Accumulated net investment income	(3,298)	(3,295)
Accumulated net realized gain	—	—
Total distributions to shareholders	(3,298)	(3,295)
Common stock transactions:
Reinvestment of shareholder distributions	41	15
Net increase in net assets resulting from capital transactions	41	15
Net increase (decrease) in net assets	1,609	(1,001)
Net assets:
Beginning of period	$143,778	$143,012
End of period	$145,387	$142,011
Accumulated undistributed net investment income	$6,786	$4,985
Common stock activity:
Shares issued from reinvestment of shareholder distributions	2,919	1,154
Shares issued and outstanding at beginning of period	9,700,297	9,691,170
Shares issued and outstanding at end of period	9,703,216	9,692,324

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$4,866	$2,279
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized gain on investments	—	(2,566)
Net change in unrealized appreciation/depreciation on investments	(1,526)	3,942
Amortization of Net Loan Fees	(341)	(376)
Amendment fees collected	—	23
Payment-in-kind interest and dividend income	(697)	(593)
Amortization of deferred debt issuance costs	130	121
Amortization of intangible asset	49	49
Purchase and origination of portfolio investments	(3,139)	(6,502)
Proceeds from principal payments on portfolio investments	31,972	15,868
Proceeds from sale or redemption of portfolio investments	—	2,115
Changes in operating assets and liabilities:
Interest receivable	706	(50)
Interest payable	(1,189)	(1,144)
Management and incentive fees payable	255	(251)
Administration fee payable	152	(60)
Other assets and liabilities	(43)	(59)
Net cash provided by operating activities	31,195	12,796
Cash flows from financing activities
Distributions paid to shareholders	(3,257)	(3,280)
Borrowings under revolving line of credit	5,000	—
Repayments under revolving line of credit	(6,500)	—
Payment of common stock offering costs	(10)	—
Net cash used in financing activities	(4,767)	(3,280)
Net increase in cash and cash equivalents	26,428	9,516
Cash and cash equivalents — beginning of year	17,659	32,714
Cash and cash equivalents — end of year	$44,087	$42,230

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,446	$2,331
Distributions paid by issuance of common stock	41	15
Accrued common stock offering costs	165	—

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
March 31, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investments
Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		10.25%	(L +9.00%)	12/26/2020	$3,500	$3,470	$3,560	2.4%

AssuredPartners, Inc	Insurance Agencies and Brokerages
Senior Secured Loan		10.00%	(L +9.00%)	10/20/2023	5,000	4,859	5,072	3.5

Avison Young Canada, Inc.	Offices of Real Estate Agents and Brokers
Senior Secured Loan (4) (5)		9.50%	N/A	12/15/2021	4,000	3,927	3,925	2.7

BCC Software, LLC (4)	Custom Computer Programming Services
Senior Secured Loan		9.00%	(L +8.00%)	6/20/2019	7,037	6,963	7,012	4.8
Senior Secured Loan (Revolver) (9) (3)		N/A	(L +8.00%)	6/20/2019	—	(7)	(4)	—
					7,037	6,956	7,008	4.8
Community Intervention Services, Inc. (4)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (6) (10)		7.0% cash / 6.0% PIK	N/A	1/16/2021	8,150	7,639	4,685	3.2
Common equity (Success Fee) (9)					—	—	—	—
					8,150	7,639	4,685	3.2
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.25%	(L +9.00%)	5/8/2019	6,850	6,828	6,850	4.7

Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		8.50%	(L +7.25%)	8/27/2018	4,104	4,092	3,642	2.5

Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		5.65%	(L +4.50%)	2/7/2018	2,002	1,998	1,988	1.4

Intrafusion Holding Corp. (4)	Other Outpatient Care Centers
Senior Secured Loan (8)		11.27%	(L +6.75%)	9/25/2020	14,250	14,210	14,250	9.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Jobson Healthcare Information, LLC (4)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (10)		10.13% cash / 4.55% PIK	(L +12.68%)	7/21/2019	$14,876	$14,569	$12,857	8.8%
Warrants (1,056,428 member units) (9)						454	—	—
					14,876	15,023	12,857	8.8
Maverick Healthcare Equity, LLC (4)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (9)						900	196	0.1
Common Equity (1,250,000 units) (9)						—	—	—
						900	196	0.1
MN Acquisition, LLC (4)	Software Publishers
Senior Secured Loan		11.65%	(L + 10.50%)	3/17/2022	4,108	4,035	4,035	2.8

My Alarm Center, LLC (4)	Security Systems Services (except Locksmiths)
Senior Secured Loan		12.00%	(L +11.00%)	7/9/2019	6,750	6,555	4,635	3.2
Preferred Equity (100 Class A units) (9)						203	—	—
Preferred Equity (25 Class A-1 units) (9)						44	—	—
					6,750	6,802	4,635	3.2
MYI Acquiror Limited (5)	Insurance Agencies and Brokerages
Senior Secured Loan		5.75%	(L +4.50%)	5/28/2019	4,686	4,681	4,622	3.2

NVA Holdings, Inc.	Veterinary Services
Senior Secured Loan		8.15%	(L +7.00%)	8/14/2022	743	743	746	0.5

O2 Holdings, LLC (4)	Fitness and Recreational Sports Centers
Senior Secured Loan		10.79%	(L +10.00%)	9/2/2021	10,000	9,921	9,874	6.8

Planet Fitness Midwest LLC (4)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	12/16/2021	5,000	4,957	4,990	3.4

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50%	N/A	10/31/2021	6,304	6,246	6,153	4.2
Common equity (499 units) (9)						499	432	0.3
					6,304	6,745	6,585	4.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Quantum Spatial, Inc.	Other Information Services
Senior Secured Loan		6.75% cash / 1.0% PIK	(L +6.50%)	8/27/2017	$2,449	$2,443	$2,365	1.6%

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Loan		8.25%	(L +7.25%)	10/3/2022	1,333	1,330	1,287	0.9

Security Alarm Financing Enterprises, L.P. (4)	Security Systems Services (except Locksmiths)
Subordinated Loan		14.15%	(L +13.00%)	6/19/2020	12,500	12,391	12,473	8.6

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		12.48%	(L +11.50%)	7/24/2019	4,205	4,147	4,210	2.9

smarTours, LLC (4)	Tour Operators
Preferred Equity (500,000 units) (9)						439	1,116	0.8

Southern Technical Institute, LLC (4)	Colleges, Universities, and Professional Schools
Subordinated Loan		9.15% cash / 4.0% PIK	(L +12.00%)	12/2/2020	3,468	3,387	3,267	2.2
Preferred Equity (1,764,720 units), 15.75% PIK (9)						2,016	2,062	1.4
Warrants (2,174,905 units) (9)						46	234	0.2
					3,468	5,449	5,563	3.8
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		9.98%	(L +9.00%)	8/19/2019	9,155	9,117	9,012	6.2
Preferred Equity (1,250,000 units), 8% PIK (7) (9)						1,501	844	0.6
					9,155	10,618	9,856	6.8
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.75%	(L +7.75%)	11/8/2021	4,000	3,885	3,968	2.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
United Biologics Holdings, LLC (4)	Medical Laboratories
Senior Secured Loan (10)		12.0% cash / 2.0% PIK	N/A	4/30/2018	$4,209	$4,147	$4,158	2.9%
Subordinated Loan (9)		8.0% PIK	N/A	4/30/2019	7	7	6	—
Preferred Equity (151,787 units) (9)						9	20	—
Warrants (29,374 units) (9)						82	95	0.1
					4,216	4,245	4,279	3.0
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		6.50%	(L +5.25%)	11/30/2017	2,371	2,357	2,352	1.6

Total Non-control/Non-affiliate Investments					151,057	155,090	146,989	101.0
Affiliate Investments
All Metals Holding, LLC (4)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.0% cash / 1.0% PIK	N/A	12/28/2021	12,899	12,203	12,845	8.8
Common Equity (637,954 units) (9)						565	1,544	1.1
					12,899	12,768	14,389	9.9
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	8,000	7,981	7,997	5.5
Preferred Equity (3,061 shares), 10% PIK (9)						3,935	5,552	3.8
Common Equity (11,273 shares) (9)						104	613	0.4
					8,000	12,020	14,162	9.7
Intelli-Mark Technologies, Inc.(4)	Other Travel Arrangement and Reservation Services
Senior Secured Loan (10)		13.00%	N/A	11/23/2020	8,750	8,686	8,925	6.2
Common Equity (2,553,089 shares) (9)						1,500	2,186	1.5
					8,750	10,186	11,111	7.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Master Cutlery, LLC (4)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2020	$4,717	$4,699	$4,334	3.0%
Preferred Equity (3,723 units), 5% cash, 3% PIK (7) (9)						3,483	70	—
Common Equity (15,564 units) (9)						—	—	—
					4,717	8,182	4,404	3.0
NeoSystems Corp. (4)	Other Accounting Services
Subordinated Loan		10.50% cash / 2.75% PIK	N/A	8/13/2019	2,112	2,103	2,010	1.4
Preferred Equity (521,962 convertible shares), 10% PIK (9)						1,289	1,299	0.9
					2,112	3,392	3,309	2.3
Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	9/29/2021	3,788	3,829	3,772	2.6
Common Equity (400 shares)						217	5,338	3.7
					3,788	4,046	9,110	6.3
Strategic Pharma Solutions, Inc. (4)	Other Professional, Scientific, and Technical Services
Senior Secured Loan		11.43%	(L +10.00%)	12/18/2020	8,411	8,349	8,368	5.8
Preferred Equity (1,191 units), 6% PIK (9)						1,943	6,163	4.2
					8,411	10,292	14,531	10.0
TRS Services, LLC (4)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		9.75% cash / 1.0% PIK	(L +9.75%)	12/10/2019	9,808	9,625	9,707	6.7
Preferred Equity (329,266 Class AA units), 15% PIK (9)						359	367	0.3
Preferred Equity (3,000,000 Class A units), 11% PIK (9)						3,272	3,050	2.1
Common Equity (3,000,000 units) (9)						572	—	—
					9,808	13,828	13,124	9.1
Total Affiliate Investments					58,485	74,714	84,140	58.0
Control Investments
Malabar International (4)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		11.25% cash / 2.0% PIK	N/A	11/13/2021	7,655	7,678	7,733	5.3
Preferred Stock (1,644 shares), 6% cash						4,283	6,354	4.4
					7,655	11,961	14,087	9.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Senior Secured Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		12.50%	(L +11.50%)	11/25/2020	9,702	9,631	9,646	6.6
Common Equity (554 shares)						3,069	3,449	2.4
					9,702	12,700	13,095	9.0
Total Control Investment					17,357	24,661	27,182	18.7

Total Investments					$226,899	$254,465	$258,311	177.7%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company.

(2)
The majority of investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. Approximately 50% of the Company's LIBOR referenced investments are subject to an interest rate floor. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at March 31, 2017. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)	The negative fair value is the result of the unfunded commitment being below par.

(4)	Investments held by OFS SBIC I, LP. All other investments pledged as collateral under the PWB Credit Facility.

(5)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of March 31, 2017, 97.15% of the Company's assets were qualifying assets.

(6)	Investment was on non-accrual status as of March 31, 2017, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 2, Non-accrual loans for further details.

(7)	Recognition of PIK dividend income discontinued as of March 31, 2017. See Note 2, Dividend Income for further details.

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 11.27% at March 31, 2017, includes additional interest of 2.02% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(9)	Non-income producing.

(10)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2017:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Intelli-Mark Technologies, Inc.	Senior Secured Loan	0% or 2.00%	13.00% or 11.50%	2.00%
Jobson Healthcare Information, LLC	Senior Secured Loan	1.5% or 4.55%	10.13% or 13.18%	4.55%
United Biologics Holdings, LLC	Senior Secured Loan	0% or 2.00%	14.00% or 12.00%	2.00%

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investments
Accurate Group Holdings, Inc. (4)	Offices of Real Estate Appraisers
Subordinated Loan		13.00%	N/A	8/23/2018	$10,000	$10,032	$10,000	7.0%

Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		10.25%	(L +9.00%)	12/26/2020	3,500	3,469	3,496	2.4

AssuredPartners, Inc	Insurance Agencies and Brokerages
Senior Secured Loan		10.00%	(L +9.00%)	10/20/2023	5,000	4,854	5,013	3.5

Avison Young Canada, Inc.	Offices of Real Estate Agents and Brokers
Senior Secured Loan (4) (5)		9.50%	N/A	12/15/2021	4,000	3,923	3,923	2.7

BCC Software, LLC (4)	Custom Computer Programming Services
Senior Secured Loan		9.00%	(L +8.00%)	6/20/2019	5,143	5,105	5,143	3.6
Senior Secured Loan (Revolver) (10) (3)		N/A	(L +8.00%)	6/20/2019	—	(8)	—	—
					5,143	5,097	5,143	3.6
Community Intervention Services, Inc. (4)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (6) (11)		7.0% cash / 6.0% PIK	N/A	1/16/2021	8,030	7,639	5,393	3.8

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.25%	(L +9.00%)	5/8/2019	4,000	3,976	3,973	2.8

C7 Data Centers, Inc. (4)	Other Computer Related Services
Senior Secured Loan (9)		12.47%	(L +8.50%)	6/22/2020	14,850	14,738	14,883	10.4

Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		8.50%	(L +7.25%)	8/27/2018	4,104	4,090	3,555	2.5

Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		5.50%	(L +4.50%)	2/7/2018	2,032	2,027	2,017	1.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Intrafusion Holding Corp. (4)	Other Outpatient Care Centers
Senior Secured Loan (8)		11.33%	(L +6.75%)	9/25/2020	$14,250	$14,207	$14,393	10.0%

Jobson Healthcare Information, LLC (4)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (11)		10.13% cash / 4.295% PIK	(L +12.425%)	7/21/2019	14,762	14,423	12,346	8.6
Warrants (1,056,428 member units) (10)						454	—	—
					14,762	14,877	12,346	8.6
Maverick Healthcare Equity, LLC (4)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (10)						900	1,037	0.7
Common Equity (1,250,000 units) (10)						—	—	—
						900	1,037	0.7
MN Acquisition, LLC (4)	Software Publishers
Senior Secured Loan		10.50%	(L + 9.50%)	8/24/2021	4,989	4,896	4,949	3.4

My Alarm Center, LLC (4)	Security Systems Services (except Locksmiths)
Senior Secured Loan		12.00%	(L +11.00%)	7/9/2019	6,250	6,034	6,260	4.4
Preferred Equity (100 Class A units) (10)						203	205	0.1
Preferred Equity (25 Class A-1 units) (10)						44	36	—
					6,250	6,281	6,501	4.5
MYI Acquiror Limited (5)	Insurance Agencies and Brokerages
Senior Secured Loan		5.75%	(L +4.50%)	5/28/2019	4,686	4,680	4,613	3.2

NHR Holdings, LLC	Other Telecommunications
Senior Secured Loan		5.50%	(L +4.25%)	11/30/2018	2,666	2,652	2,630	1.8

NVA Holdings, Inc.	Veterinary Services
Senior Secured Loan		8.00%	(L +7.00%)	8/14/2022	650	650	651	0.5

O2 Holdings, LLC (4)	Fitness and Recreational Sports Centers
Senior Secured Loan		11.77%	(L +11.00%)	9/2/2021	9,500	9,417	9,430	6.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50%	N/A	10/31/2021	$6,402	$6,340	$6,340	4.4%
Common equity (499 units) (10)						499	499	0.3
					6,402	6,839	6,839	4.7
Planet Fitness Midwest LLC (4)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	12/16/2021	5,000	4,955	4,980	3.5

Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Other Information Services
Senior Secured Loan		6.75% cash / 1.0% PIK	(L +6.50%)	8/27/2017	2,440	2,427	2,340	1.6

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Loan		8.25%	(L +7.25%)	10/3/2022	2,000	1,996	1,885	1.3

Security Alarm Financing Enterprises, L.P. (4)	Security Systems Services (except Locksmiths)
Subordinated Loan		14.00%	(L +13.00%)	6/19/2020	12,500	12,382	12,382	8.6

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		12.40%	(L +11.50%)	7/24/2019	4,209	4,145	4,171	2.9

smarTours, LLC (4)	Tour Operators
Preferred Equity (500,000 units) (10)						439	1,019	0.7

Southern Technical Institute, LLC (4)	Colleges, Universities, and Professional Schools
Subordinated Loan		9.0% cash / 4.0% PIK	(L +12.00%)	12/2/2020	3,398	3,330	3,158	2.2
Preferred Equity (1,764,720 units), 15.75% PIK (10)						1,938	1,984	1.4
Warrants (2,174,905 units) (10)						46	—	—
					3,398	5,314	5,142	3.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		9.75%	(L +9.00%)	8/19/2019	$9,450	$9,407	$9,181	6.4%
Preferred Equity (1,250,000 units), 8% PIK (10)						1,501	835	0.6
					9,450	10,908	10,016	7.0
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.75%	(L +7.75%)	11/8/2021	4,000	3,879	3,946	2.7

United Biologics Holdings, LLC (4)	Medical Laboratories
Senior Secured Loan (11)		12.0% cash / 2.0% PIK	N/A	4/30/2018	4,181	4,106	4,034	2.8
Subordinated Loan (10)		8.0% PIK	N/A	4/30/2019	7	7	6	—
Preferred Equity (151,787 units) (10)						9	20	—
Warrants (29,374 units) (10)						82	114	0.1
					4,188	4,204	4,174	2.9
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		6.50%	(L +5.25%)	11/30/2017	2,406	2,386	2,379	1.7

Total Non-control/Non-affiliate Investments					174,405	178,279	173,219	120.6
Affiliate Investments
All Metals Holding, LLC (4)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.0% cash / 1.0% PIK	N/A	12/28/2021	12,867	12,135	12,865	8.9
Common Equity (637,954 units) (10)						565	1,277	0.9
					12,867	12,700	14,142	9.8
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	8,000	7,980	7,902	5.5
Preferred Equity (3,061 shares), 10% PIK (10)						3,804	5,421	3.8
Common Equity (11,273 shares) (10)						104	187	0.1
					8,000	11,888	13,510	9.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Intelli-Mark Technologies, Inc.(4)	Other Travel Arrangement and Reservation Services
Senior Secured Loan (11)		13.00%	N/A	11/23/2020	$8,750	$8,682	$8,841	6.2%
Common Equity (2,553,089 shares) (10)						1,500	1,998	1.5
					8,750	10,182	10,839	7.7
Master Cutlery, LLC (4)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2020	4,741	4,722	4,440	3.1
Preferred Equity (3,723 units), 5% cash, 3% PIK (7) (10)						3,483	954	0.7
Common Equity (15,564 units) (10)						—	—	—
					4,741	8,205	5,394	3.8
NeoSystems Corp. (4)	Other Accounting Services
Subordinated Loan		10.50% cash / 2.75% PIK	N/A	8/13/2019	4,090	4,070	3,656	2.5
Preferred Equity (521,962 convertible shares), 10% PIK (10)						1,258	1,255	0.9
					4,090	5,328	4,911	3.4
Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan (11)		10.50%	N/A	9/29/2021	3,788	3,832	3,810	2.6
Common Equity (400 shares)						217	6,083	4.2
					3,788	4,049	9,893	6.8
Strategic Pharma Solutions, Inc. (4)	Other Professional, Scientific, and Technical Services
Senior Secured Loan		11.32%	(L +10.00%)	12/18/2020	8,411	8,344	8,383	5.8
Preferred Equity (1,191 units), 6% PIK (10)						1,915	3,026	2.1
					8,411	10,259	11,409	7.9
TRS Services, LLC (4)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		9.75% cash / 1.5% PIK	(L +10.25%)	12/10/2019	9,807	9,607	9,549	6.5
Preferred Equity (329,266 Class AA units), 15% PIK (10)						346	354	0.2
Preferred Equity (3,000,000 Class A units), 11% PIK (10)						3,170	1,707	1.2
Common Equity (3,000,000 units) (10)						572	—	—
					9,807	13,695	11,610	7.9
Total Affiliate Investments					60,454	76,306	81,708	56.7

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

(2)
The majority of investments that bear interest at a variable rate are indexed to LIBOR (L) or Prime (P), and reset monthly, quarterly, or semi-annually. Substantially all of the Company's LIBOR referenced investments are subject to an interest rate floor. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2016. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)	The negative fair value is the result of the unfunded commitment being below par.

(4)	Investments held by OFS SBIC I LP. All other investments pledged as collateral under the PWB Credit Facility.

(5)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 98.4% of the Company's assets were qualifying assets.

(6)
Investment was on non-accrual status as of December 31, 2016, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 2, Non-accrual loans for further details.

(7)	Recognition of PIK dividend income discontinued as of December 31, 2016. See Note 2, Dividend Income for further details.

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

(10)	Non-income producing.

(11)
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

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1. Organization
OFS Capital Corporation, a Delaware corporation, is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be regulated as a BDC under the 1940 Act. In addition, for income tax purposes, the Company has elected to be treated as a RIC under the Code.
The Company’s objective is to provide shareholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.
In addition, OFS Advisor also serves as the investment adviser for HPCI, a Maryland corporation and a BDC. Hancock Park’s investment objective is similar to that of the Company.
The Company may make investments directly or through SBIC I LP, its investment company subsidiary licensed under the SBA SBIC Program. The SBIC Program is designed to stimulate the flow of capital into eligible businesses. SBIC I LP is subject to SBA regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the SBIC Act, limitations on the financing terms of investments, and capitalization thresholds that may limit distributions to the Company; and is subject to periodic audits and examinations of its financial statements.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of presentation: The Company prepares its consolidated financial statements in accordance with GAAP, including ASC Topic 946, Financial Services–Investment Companies, the 1940 Act, Articles 6 or 10 of Regulation S-X, and the requirements for reporting on Form 10-Q. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation have been made. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Principles of consolidation: The Company consolidates majority-owned, investment company subsidiaries. The Company does not own any controlled operating company whose business consists of providing services to the Company, which would also require consolidation. All intercompany balances and transactions are eliminated upon consolidation.
Fair value of financial instruments: The Company applies fair value to substantially all of its financial instruments. ASC Topic 820 defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the entirety of the Company’s investments.
Changes to the valuation policy are reviewed by management and the Company’s Board. As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, the Company will continue to refine its valuation methodologies.
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

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

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
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the FDIC and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents was $44,044 and $17,659 held in a US Bank Money Market Deposit Account as of March 31, 2017, and December 31, 2016, respectively.
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
Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities is accrued as earned. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recorded as an adjustment to the cost basis of the investment. The Company discontinues accrual of PIK dividends on preferred equity securities when there is reasonable doubt that the dividend income will be collected. At March 31, 2017, the Company had two preferred equity security (Master Cutlery, LLC and Stancor, L.P.), with an aggregate amortized cost and fair value of $4,984 and $914, respectively, that the Company discontinued the PIK dividend accrual. At December 31, 2016, the Company had one preferred equity security (Master Cutlery, LLC) with an amortized cost and fair value of $3,483, and $954, respectively, that the Company discontinued the PIK dividend accrual.
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Non-accrual loans: When there is reasonable doubt that principal, cash interest, PIK interest, or dividends will be collected, loans or preferred equity investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, Net Loan Fee amortization, or dividend income, as applicable. When an investment is placed on non-accrual status, all interest and dividends previously accrued but not collected , other than PIK interest or dividends that has been contractually added to the adjusted cost basis of the investment prior to the designation date, is reversed against current period interest and dividend income. Interest and dividend payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest or dividend accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest or dividends and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal, interest or dividends.At March 31, 2017 and December 31, 2016 the Company had one loan (Community Intervention Services, Inc.) designated non-accrual with respect to PIK interest and Net Loan Fees with an amortized cost of $7,639 and $7,639, respectively, and a fair value of $4,685, and $5,393 , respectively.
Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its ICTI to its shareholders. The Company has made, and intends to continue to make, the requisite distributions to its shareholders, which generally relieves the Company from U.S. federal income taxes.
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
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at March 31, 2017 or December 31, 2016. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Goodwill: On December 4, 2013, in connection with the SBIC Acquisitions, the Company recorded goodwill of $1,077, which is included in prepaid expenses and other assets on the consolidated balance sheets. Goodwill is not subject to amortization.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

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
The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The intangible asset, net of accumulated amortization of $649 and $600 at March 31, 2017 and December 31, 2016, respectively, is included in prepaid expenses and other assets.
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

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

New Accounting Standards
The following table discusses recently issued ASUs by the FASB adopted by the Company during 2017:

Standard	Description	Period of Adoption	Effect of Adoption on the financial statements
Standards that were adopted
ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)

Incorporates into the FASB ASC Topic 250, SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on the financial statements of recently issued accounting standards when adopted, and specifically for ASU 2014-09, ASU 2016-02, and ASU 2016-03. If a registrant does not know or cannot reasonably estimate the impact of adoption of the above standards, the SEC staff expects the registrant to make a statement to that effect. Consistent with SAB Topic 11.M, the SEC staff also expects the registrant to provide qualitative disclosures to help users assess the significance the adoption will have on the financial statements. In addition, conforms the SEC Staff comments included in ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for investments in Qualified Affordable Housing Projects. The primary effect of the amendment was to change the reference "effective yield method" to "proportional amortization method"
		First Quarter of 2017	No material impact to the Company's consolidated financial statements
The following table discusses recently issued ASUs by the FASB yet to be adopted by the Company:

Standard	Description	Effect of Adoption on the the financial statements
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
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
Addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows

Annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of this ASU will have on the Company's consolidated financial position and disclosures.

ASU 2016-19, Technical Corrections and Improvements
Makes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements

Annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures

ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
Amends certain narrow aspects of ASU 2014-09, including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production type contracts, advertising costs, scope exception clarifications, and various disclosures

The effective date and transition requirements are the same as the effective date and transition requirements for ASU 2014-09 and is not expected to have a material effect on the Company's consolidated financial statements.

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
Removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill

Annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application is permitted. The adoption of ASU 2017-04 is not expected to have a material effect on the Company's consolidated financial statements.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Standard	Description	Effect of Adoption on the the financial statements
Standards that are not yet adopted
ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 620-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

Defines "insubstance nonfinancial asset", unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributios of nonfinancial assets to joint ventures

The effective date and transition requirements are the same as the effective date and transition requirements for ASU 2014-09 and is not expected to have a material effect on the Company's consolidated financial statements.

Note 3. OFS Capital WM
OFS Capital WM, a wholly-owned investment company subsidiary, was formed in August 2010 with the limited purpose of holding, acquiring, managing and financing senior secured loan investments to middle-market companies in the United States. On September 28, 2010, the Company became the owner of OFS Capital WM through a transaction in which it transferred eligible loans—or 100% of its participating interest in certain other loans—to OFS Capital WM in exchange for cash and a 100% equity ownership interest in OFS Capital WM. These loans were managed and serviced by MCF Capital Management, LLC (“MCF”) under a loan and security agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, and Well Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”). MCF charged a management fee of 0.25% per annum of the assigned value of the underlying portfolio investments plus an accrued fee that was deferred until termination of the Loan and Security Agreement on May 28, 2015.
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
On May 28, 2015, in connection with the WM Asset Sale, the Company entered into a Loan Administration Services Agreement with Madison pursuant to which Madison will provide loan servicing and other administrative services to OFS Capital WM with respect to certain of its remaining loan assets. In return for its loan administration services, Madison will receive a quarterly loan administration fee of 0.25% per annum based on the average daily principal balances of the loan assets for such quarter. The Company incurred loan administration fee expense of $11 and $13 for three months ended March 31, 2017 and 2016, respectively.
Note 4. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an Investment Advisory Agreement. The Investment Advisory Agreement was most recently re-approved on April 7, 2017. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including HPCI, a non-traded BDC with an investment strategy similar to the Company.
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
The base management fee is payable quarterly in arrears and was $1,192 and $1,115 for the three months ended March 31, 2017 and 2016, respectively.
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

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
The second part ("Part Two") of the incentive fee (the “Capital Gain Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on December 31, 2012, and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gain Fee; provided that the incentive fee determined as of December 31, 2012, was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period beginning on the date of the Company’s election to be a BDC and ending December 31, 2012.
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
The Company incurred incentive fee expense of $1,181 and $733 for the three months ended March 31, 2017 and 2016, respectively. Incentive fees for the three months ended March 31, 2017 and 2016, included Part One incentive fees (based on net investment income) of $898 and $872, respectively, and Part Two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $283 and $(139), respectively.
License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has agreed to grant the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Services, a wholly-owned subsidiary of OFSAM, furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an Administration Agreement. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs.
Administration fee expense was $401 and $428 for the three months ended March 31, 2017 and 2016, respectively.
Note 5. Investments
As of March 31, 2017, the Company had loans to 38 portfolio companies, of which 76% were senior secured loans and 24% were subordinated loans, at fair value, as well as equity investments in 17 of these portfolio companies. The Company also held an equity investment in two portfolio companies in which it did not hold a debt interest. At March 31, 2017, investments consisted of the following:

	Amortized Cost	Fair Value
Senior secured debt investments	$169,010	$166,060
Subordinated debt investments	54,671	51,267
Preferred equity	23,676	27,093
Common equity and warrants	7,108	13,891
Total	254,465	258,311
At March 31, 2017, all but one of the Company’s investments, with an amortized cost and fair value of $3,927 and $3,925, respectively (domiciled in Canada), were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

	Amortized Cost		Fair Value
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	$10,186	4.0%	$11,111	4.3%
Security Systems Services (except Locksmiths)	19,193	7.5	17,108	6.6
Tour Operators	439	0.2	1,116	0.4
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	14,878	5.8	14,864	5.8
Education Services
Colleges, Universities, and Professional Schools	5,449	2.1	5,563	2.2
Finance and Insurance
Insurance Agencies and Brokerages	16,368	6.4	16,544	6.4
Offices of Real Estate Agents and Brokers	3,927	1.5	3,925	1.5
Health Care and Social Assistance
Medical Laboratories	4,245	1.7	4,279	1.7
Other Outpatient Care Centers	14,210	5.7	14,250	5.5
Outpatient Mental Health and Substance Abuse Centers	7,639	3.0	4,685	1.8
Information
Other Information Services	2,443	1.0	2,365	0.9
Software Publishers	4,035	1.6	4,035	1.6
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,092	1.6	3,642	1.4
Other Aircraft Parts and Auxiliary Equipment Manufacturing	11,961	4.7	14,087	5.5
Other Basic Inorganic Chemical Manufacturing	4,355	1.7	4,340	1.7
Packaging Machinery Manufacturing	1,330	0.5	1,287	0.5
Pharmaceutical Preparation Manufacturing	4,046	1.6	9,110	3.5
Pump and Pumping Equipment Manufacturing	10,618	4.2	9,856	3.8
Travel Trailer and Camper Manufacturing	12,700	5.0	13,095	5.1
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	13,828	5.4	13,124	5.1

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

	Amortized Cost		Fair Value
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	3,885	1.5	3,968	1.5
Custom Computer Programming Services	6,956	2.7	7,008	2.7
Other Accounting Services	3,392	1.3	3,309	1.3
Other Professional, Scientific, and Technical Services	32,932	12.9	35,158	13.6
Veterinary Services	743	0.3	746	0.3
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.4	196	0.1
Office Machinery and Equipment Rental and Leasing	12,020	4.7	14,162	5.5
Retail Trade
All Other General Merchandise Stores	6,745	2.7	6,585	2.5
Wholesale Trade
Metal Service Centers and Other Metal Merchant Wholesalers	12,768	5.1	14,389	5.5
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,182	3.2	4,404	1.7
	$254,465	100.0%	$258,311	100.0%
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations.There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2017 and 2016.
Consistent with the policies and methodologies adopted by the Board, the Company performs detailed valuations of its debt and equity investments, including an analysis on the Company’s unfunded loan commitments, using both the market and income approaches as appropriate. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values. The Company may also engage one or more independent valuation firms(s) to conduct independent appraisals of its investments to develop the range of values, from which the Company derives a single estimate of value. Under the income approach, the Company typically prepares and analyzes discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

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
The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of March 31, 2017, and December 31, 2016. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at March 31, 2017 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$137,683	Discounted cash flow	Discount rates	7.11% - 20.00% (12.23%)
	12,857	Enterprise value	EBITDA multiple	7.25x - 7.25x (7.25x)
	4,635	Enterprise value	RMR multiple	40.00x - 40.00x (40.00x)

Subordinated	46,582	Discounted cash flow	Discount rates	11.06% - 18.36% (14.72%)
	4,685	Enterprise value	EBITDA multiple	8.62x - 8.62x (8.62x)

Equity investments:
Preferred equity	27,093	Enterprise value	EBITDA multiples	4.50x - 10.80x (7.64x)
	—	Enterprise value	RMR multiple	40.00x - 40.00x (40.00x)
Common equity and warrants	13,891	Enterprise value	EBITDA multiples	5.00x - 8.62x (6.08x)

(1)	Excludes $10,885, $-0-, and $-0-, of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2016 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$149,128	Discounted cash flow	Discount rates	6.70% - 18.71% (12.07%)
	15,901	Enterprise value	EBITDA multiples	7.25% - 7.50% (7.31%)

Subordinated	45,635	Discounted cash flow	Discount rates	10.75% - 21.24% (14.19%)
	5,393	Enterprise value	EBITDA multiples	8.00x - 8.00x (8.00x)

Equity investments
Preferred equity	23,721	Enterprise value	EBITDA multiples	4.50x - 8.50x (6.82x)

Common equity and warrants	13,042	Enterprise value	EBITDA multiples	5.00x - 8.50x (6.07x)

(1)	Excludes $15,926, $12,382, and $499 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.
Changes in market credit spreads or the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in EBITDA/RMR and/or EBITDA/RMR multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in EBITDA/RMR and/or EBITDA/RMR multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA/RMR and/or EBITDA/RMR and other multiples, and in inverse relation to changes in the discount rate. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31, 2017
	Senior Secured Debt Investments	Subordinated Debt Investments		Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2017	$180,955	$63,410		$23,721	$13,541	$281,627

Net change in unrealized appreciation/depreciation on investments	(1,590)	(223)		2,989	350	1,526
Amortization of Net Loan Fees	348	(7)		—	—	341
Capitalized PIK interest, dividends, and fees	213	129		383	—	725
Purchase and origination of portfolio investments	6,082	—		—	—	6,082
Proceeds from principal payments on portfolio investments	(19,948)	(12,024)		—	—	(31,972)
Other	—	(18)	—	—	—	(18)

Level 3 assets, March 31, 2017	$166,060	$51,267		$27,093	$13,891	$258,311

	Three Months Ended March 31, 2016
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2016	$160,437	$64,240	$22,133	$10,486	$257,296

Net realized gain (loss) on investments	—	7	—	2,559	2,566
Net change in unrealized appreciation/depreciation on investments	(1,383)	307	(1,379)	(1,487)	(3,942)
Amortization of Net Loan Fees	249	8	—	—	257
Capitalized PIK interest, dividends, and fees	116	373	301	—	790
Purchase and origination of portfolio investments	5,396	1,135	—	—	6,531
Proceeds from principal payments on portfolio investments	(15,342)	(526)	—	—	(15,868)
Sale and redemption of portfolio investments	—	—		(2,560)	(2,560)
Equity received in connection with purchase of portfolio investments and amendments	(301)	—	203	301	203
Conversion from debt investment to equity investment	—	(1,765)	1,718	47	—
Other	—	—	134	—	134

Level 3 assets, March 31, 2016	$149,172	$63,779	$23,110	$9,346	$245,407

The net change in unrealized appreciation/depreciation for the three months ended March 31, 2017 and 2016 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at those respective period ends was $1,617 and $(821), respectively.
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

and the methods and significant assumptions used to estimate fair value. It excludes from this requirement nonfinancial assets and liabilities. Accordingly, the required fair value disclosures provide only a partial estimate of the fair value of the Company. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The Company's SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date. As of March 31, 2017, and December 31, 2016, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $150,229 and $159,708, respectively.
Note 7. Commitments and Contingencies
Unfunded commitments to the Company's portfolio companies as of March 31, 2017, were as follows:

Name of Portfolio Company	Investment Type	March 31, 2017
BCC Software, LLC	Senior Secured Revolver	$1,094
O2 Holdings, LLC	Senior Secured Loan	500
TRS Services, LLC	Senior Secured Term Loan	500
		$2,094
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2017.
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
Under present regulations of the SBIC Act, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350,000. In connection with the SBIC Acquisitions, the Company increased its total commitments to SBIC I LP to $75,000, which became a drop down SBIC fund of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to SBIC I LP. As of March 31, 2017, and December 31, 2016, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA.
On a stand-alone basis, SBIC I LP held $251,343 and $247,512 in assets at March 31, 2017, and December 31, 2016, respectively, which accounted for approximately 82% and 81% of the Company’s total consolidated assets, respectively. These assets can not be pledged under any debt obligation of the Company.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following table shows the Company’s outstanding SBA debentures payable as of March 31, 2017, and December 31, 2016:

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	March 31, 2017	December 31, 2016
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(2,942)	(3,037)
SBA debentures outstanding, net of unamortized debt issuance costs			$146,938	$146,843
The Company received exemptive relief from the SEC effective November 26, 2013, which permits the Company to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.
The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.43% as of March 31, 2017. Interest expense on the SBA debentures was $1,269 and $1,283 for the three months ended March 31, 2017 and 2016, respectively, which includes amortization of debt issuance costs of $95 and $95, respectively.
The weighted-average fixed cash interest rate on the SBA debentures as of March 31, 2017, and December 31, 2016, was 3.18%.
PWB Credit Facility: On November 5, 2015, the Company entered into a BLA with Pacific Western Bank, as lender, to provide the Company with the PWB Credit Facility, a $15,000 senior secured revolving credit facility. The PWB Credit Facility is available for general corporate purposes including investment funding and was scheduled to mature on November 6, 2017. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of the Company’s current and future assets excluding assets held by SBIC I LP and the Company’s SBIC I LP and SBIC I GP partnership interests.
On October 31, 2016, the BLA was amended to, among other things (i) increase the maximum amount available under the PWB Credit Facility from $15 million to $25 million, (ii) extend the maturity date from November 6, 2017 to October 31, 2018, (iii) increase the fixed interest rate from 4.75% to 5.00% per annum, and (iv) exclude subordinated loan investments (as defined in the BLA) from the borrowing base. In addition, as of the amendment date, the Company will incur an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion of the PWB Credit Facility in excess of $15,000, which is included in interest expense on the consolidated statement of operations. There were no advances under the facility prior to the October 31, 2016, amendment.
The average dollar amount of borrowings outstanding during the three months ended March 31, 2017, was $5,661. The effective interest rate, which includes amortization of deferred debt issuance costs, as of March 31, 2017, was 6.74%. Deferred debt issuance costs, net of accumulated amortization, was $221 and $256 as of March 31, 2017 and December 31, 2016, respectively. Amortization of debt issuance costs was $35 and $25 for three months ended March 31, 2017 and 2016, respectively. Availability under the PWB Credit Facility as of March 31, 2017, was $16,301 based on the stated advance rate of 50% under the borrowing base.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of March 31, 2017, the Company was in compliance with the applicable covenants.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

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
The Company has met the required distribution, source of income and asset diversification requirements as of March 31, 2017, and intends to continue to meet these requirements. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income from Company’s equity investments in pass-through entities, PIK dividends that have not yet been declared and paid by underlying portfolio companies, capital gains and losses and the net creation or utilization of capital loss carryforwards.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. If the tax characteristics of the Company’s $3,298 distributions paid during 2017 were determined as of March 31, 2017, approximately $760 would have represented return of capital to its shareholders.
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment related to goodwill amortization, excise taxes, and other permanent differences; and temporary differences between GAAP and tax treatment of realized gains and losses, income arising from Company’s equity investments in pass-through entities, PIK dividends, and other temporary differences. Reclassifications for three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
	2017	2016
Paid-in capital in excess of par	$18	$18
Undistributed net investment income	14	14
Accumulated net realized gain (loss)	(32)	(32)
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of March 31, 2017, and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
Tax-basis amortized cost of investments	$247,379	$273,414
Tax-basis gross unrealized appreciation on investments	23,673	19,554
Tax-basis gross unrealized depreciation on investments	(12,741)	(11,341)
Tax-basis net unrealized appreciation on investments	10,932	8,213
Fair value of investments	$258,311	$281,627

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Per share data:
Net asset value per share at beginning of period	$14.82	$14.76
Distributions (4)	(0.34)	(0.34)
Net investment income	0.34	0.38
Net realized gain on non-control/non-affiliate investments	—	0.25
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(0.31)	(0.42)
Net change in unrealized appreciation/depreciation on affiliate investments	0.41	0.02
Net change in unrealized depreciation on control investment	0.06	—
Net asset value per share at end of period	$14.98	$14.65

Per share market value, end of period	$14.19	$12.95
Total return based on market value (1)	5.6%	15.8%
Total return based on net asset value (2)	3.3%	1.6%
Shares outstanding at end of period	9,703,216	9,692,324
Weighted average shares outstanding	9,700,329	9,691,183
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$144,583	$142,512
Net asset value at end of period	145,387	142,011
Net investment income	3,340	3,655
Ratio of total expenses to average net assets (5)	13.0%	11.8%
Ratio of net investment income to net assets at end of period (5)	9.2%	2.6%
Portfolio turnover (6)	2.3%	2.1%

(1)
Calculation is ending market value less beginning market value, adjusting for distributions reinvested at prices obtained in the Company’s distribution reinvestment plan for the respective distributions.

(2)	Calculation is ending net asset value less beginning net asset value, adjusting for distributions reinvested at the Company’s quarter-end net asset value for the respective distributions.

(3)	Based on net asset values as the end of the indicated and preceding calendar quarter.

(4)
The components of the distributions are presented on an income tax basis. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the tax characteristics of the Company’s distributions paid during 2017 were determined as of March 31, 2017, approximately $0.08 per share would represent a return of capital.

(5)	Annualized.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales and principal payments or year-to-date purchases over the average of the invested assets at fair value.
Note 11. Distributions
The Company intends to make distributions to its shareholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, it may in the future decide to retain such capital gains for investment.
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its ability to receive distributions from SBIC I LP, which is governed by SBA regulations. Consolidated cash and cash equivalents includes $43,236 held by SBIC I LP, which was not available for distribution at March 31, 2017.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following table summarizes distributions declared and paid for the three months ended March 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2016
March 7, 2016	March 17, 2016	March 31, 2016	$0.34	$3,280	1,154	$15
Three Months Ended March 31, 2017
March 9, 2017	March 17, 2017	March 31, 2017	$0.34	$3,257	2,919	$41
For the three months ended March 31, 2017, $41 of the total $3,298 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 2,919 shares at an average value of $14.19 per share at the date of issuance. For the three months ended March 31, 2016, $15 of the total $3,295 paid to shareholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 1,154 shares at an average value of $12.95 per share at the date of issuance.
Since the Company’s IPO, distributions to shareholders total $54,177, or $5.61 per share, on a cumulative basis.
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s shareholders. If the tax characteristics of the Company’s distributions paid during 2017 were determined as of March 31, 2017, approximately $0.26 per share, and $0.08 per share of the Company’s distributions represented ordinary income, and a return of capital to its shareholders, respectively.
Note 12. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type(1)	Interest, Fees and Dividends Credited to Income(2)	December 31, 2016, Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017, Fair Value
Control Investments
MTE Holding Corp. and Subsidiaries	Senior Secured Loan	$329	$9,766	$5	$(125)	$9,646
	Common Equity	—	3,383	66	—	3,449
		329	13,149	71	(125)	13,095

Malabar International	Subordinated Loan	266	7,683	53	(3)	7,733
	Preferred Equity	33	5,868	486	—	6,354
		299	13,551	539	(3)	14,087

Total Control Investments		628	26,700	610	(128)	27,182
Affiliate Investments
All Metals Holding, LLC	Senior Secured Loan	455	12,865	69	(89)	12,845
	Common Equity(5)	—	1,277	267	—	1,544
		455	14,142	336	(89)	14,389

Contract Datascan Holdings, Inc.	Subordinated Loan	241	7,902	95	—	7,997
	Preferred Equity(5)(6)	131	5,421	131	—	5,552
	Common Equity(5)	—	187	426	—	613
		372	13,510	652	—	14,162

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Name of Portfolio Company	Investment Type(1)	Interest, Fees and Dividends Credited to Income(2)	December 31, 2016, Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017, Fair Value
Intelli-Mark Technologies, Inc.	Senior Secured Loan	289	8,841	84	—	8,925
	Common Equity(5)	—	1,998	188	—	2,186
		289	10,839	272	—	11,111

Master Cutlery, LLC	Subordinated Loan	155	4,440	2	(108)	4,334
	Preferred Equity(6)	—	954	—	(884)	70
		155	5,394	2	(992)	4,404

NeoSystems Corp.	Subordinated Loan	171	3,656	354	(2,000)	2,010
	Preferred Equity(5)(6)	31	1,255	44		1,299
		202	4,911	398	(2,000)	3,309

Pfanstiehl Holdings, Inc	Subordinated Loan	95	3,810	—	(38)	3,772
	Common Equity	85	6,083	—	(745)	5,338
		180	9,893	—	(783)	9,110

Strategic Pharma Solutions, Inc.	Senior Secured Loan	243	8,383	4	(19)	8,368
	Preferred Equity(5)(6)	28	3,026	3,137	—	6,163
		271	11,409	3,141	(19)	14,531

TRS Services, Inc.	Senior Secured Loan	287	9,549	187	(29)	9,707
	Preferred Equity (Class AA units)(5)(6)	13	354	13		367
	Preferred Equity (Class A units)(5)(6)	102	1,707	1,343		3,050
		402	11,610	1,543	(29)	13,124

Total Affiliate Investments		2,326	81,708	6,344	(3,912)	84,140
Total Control and Affiliate Investments		$2,954	$108,408	$6,954	$(4,040)	$111,322

(1)	Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments.

(2)	Represents the total amount of interest, fees or dividends included in income for the three months ended March 31, 2017.

(3)
Gross additions include increases in cost basis resulting from a new portfolio investment, PIK interest, fees and dividends, and accretion of OID. Gross additions also include net increases in unrealized net appreciation or decreases in unrealized depreciation.

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

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 13. Subsequent Events
In April 2017, the Company completed a public offering of 3,625,000 shares of its common stock at a public offering price of $14.57 per share (the "Offering"). OFS Advisor paid all of the underwriting discounts and commissions and an additional supplemental payment of $0.25 per share, which represents the difference between the public offering price of $14.57 per share and the net proceeds of $14.82 per share, which also represented the Company's NAV per share at the time of the Offering. All payments made by OFS Advisor are not subject to reimbursement by the Company. The Company received net proceeds from this offering of approximately $53,723.
On May 2, 2017, the Company’s Board declared a distribution of $0.34 per share for the second quarter of 2017, payable on June 30, 2017, to shareholders of record as of June 16, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.
Overview
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act. Our investment activities are managed by OFS Advisor; and OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. In exchange for these services we pay OFS Advisor a base management fee and an incentive fee and we pay OFS Services an administration fee. The base management fee, incentive fee, and the administration fee represents a substantial portion of our total expenses.
Our investment objective is to provide our shareholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments in middle-market companies in the United States. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the vast bulk of our portfolio companies since inception, and as of March 31, 2017. We believe that this market segment will continue to produce significant investment opportunities for us.
Our investment strategy includes SBIC I LP, a licensee under the SBA's SBIC program. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. On a stand-alone basis, SBIC I LP held approximately $251.3 million and $247.5 million in assets at March 31, 2017 and December 31, 2016, respectively, which accounted for approximately 82% and 81% of our total consolidated assets, respectively.
We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of March 31, 2017, floating rate and fixed rate loans comprised 67% and 33%, respectively, of our current debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. We expect to make quarterly distributions, such that we distribute substantially all of our ICTI. In addition, although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.
Further, we have elected to be taxed as a RIC under the Code. As a RIC, we are not required to pay corporate-level federal income taxes on any income that we distribute to our shareholders from our ICTI. We are required to recognize ICTI in circumstances in which we have not received a corresponding payment in cash. For example, we hold debt obligations that are treated under applicable tax rules as issued with OID and debt instruments with PIK interest, and we must include in ICTI each year the portion of the OID and PIK interest that accrues for that year (as it accrues over the life of the obligation), irrespective of the fact the cash representing such income is received by us in that taxable year. The continued recognition of non-cash ICTI may cause difficulty in meeting the Annual Distribution Requirement. We may be required to sell investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities to meet this requirement. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to 50% of our asset base). We may borrow money when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to our Business and Structure" in our Annual Report on Form 10-K for the year ended December 31, 2016. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage. For additional overview information on the Company, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Critical Accounting Policies and Significant Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. For descriptions of our revenue recognition and fair value policies, see Note 2 to the consolidated financial statements included in "Item 1.–Financial Statements" of this Quarterly Report on Form 10-Q.
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
These allocations are generally based on the relative fair value of the Instruments at the time of the transaction, a process involving fair value estimates which is also a critical accounting policy and significant estimate. Moreover, these allocations and determinations can differ between GAAP and federal income tax bases. Once determined, these allocations directly effect the discount/premium and yield on debt securities, the cost and net gains/losses on equity securities, and capital structuring fees recognized in the statements of operations; and ICTI. These allocations require an understanding of the terms and conditions of the underlying agreements and requires significant management judgment. The table below presents the impact to the initial cost bases of allocated consideration to acquired Instruments for the three months ended March 31, 2017, and 2016, (in thousands):

	Three Months Ended March 31,
	2017	2016
Loans:
Net Loan Fees (excluding equity securities and cash amendment fees)	$(48)	$(640)
Equity securities (including performance-contingent fees)	—	(505)
Equity securities (including performance-contingent fees)	—	505
Capital structuring fees	—	(14)
Fair value estimates. As of March 31, 2017, approximately 84% of our total assets were carried on the consolidated balance sheets at fair value. As discussed more fully in “Item 1.–Financial Statements–Note 2” GAAP requires us to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our assets carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.
As described in “Item 1.–Financial Statements–Note 6”, we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair values of our investments. The most significant unobservable inputs in these fair value measurements are the discount rates, EBITDA/RMR multiples and projected cash flows contractually due from the investment.
We consider a variety of factors in our determination of the discount rate to be applied to an investment including, among other things, investment type, LIBOR swap rate, indicative yields from independent third-party sources and the yield on our investment relative to indicative yields at the time of our investment (initial and subsequent investments) in the portfolio company.
We also consider a variety of factors in our determination of the EBITDA/RMR multiple to be applied to an investment including, among other things, the actual EBITDA/RMR multiple for the last arms-length transaction, the ratio of the portfolio company’s EBITDA/RMR multiple to the average of EBITDA/RMR multiples on comparable public companies ("Comparable Multiples"), and the change in Comparable Multiples and the financial performance of the underlying comparable public companies relative to the financial performance of the portfolio company.
For both the discount rate and the EBITDA/RMR multiple we also consider developments at the portfolio company since our investment including, but not limited to, trends in the portfolio company’s earnings and leverage multiple, and input from our independent third-party valuation firms. This process typically results in a single selected discount rate and/or EBITDA/RMR multiple for each investment.
The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate and EBITDA/RMR multiple inputs used in our debt and equity investment valuations at March 31, 2017 (dollar amounts in thousands):

	Fair Value at March 31, 2017	Weighted average discount rate at March 31, 2017	Discount rate sensitivity		EBITDA/RMR multiple sensitivity
Valuation Method / Investment Type			-10% Weighted average	+10% Weighted average	+0.5x	-0.5x
Discounted cash flow
Debt investments:
Senior Secured	$137,683	12.23%	$140,304	$134,355	N/A	N/A
Subordinated	46,582	14.72%	47,890	44,843	N/A	N/A

Enterprise value
Debt investments:
Senior Secured	$17,492	7.25x (EBITDA) / 40.00x (RMR)	N/A	N/A	$18,733	$16,251
Subordinated	$4,685	8.62x (EBITDA)	N/A	N/A	$5,323	$4,046

Equity investments:
Preferred equity	$27,093	7.64x (EBITDA) / 40.00x (RMR)	N/A	N/A	$29,322	$25,134
Common equity and warrants	$13,891	6.08x (EBITDA)	N/A	N/A	$15,769	$11,763
The table above presents the impact to our debt and equity investment fair value accounting measures by uniformly modifying our discount rate and EBITDA/RMR valuation inputs, as applicable. This discount rate sensitivity measures included in the table do not present the estimated effect of hypothetical changes in actual, observed interest rates, which would affect the cash flows from many of the underlying investments as they are indexed to LIBOR or the Prime Rate of interest, the operating environment of many of our portfolio companies, and other factors, as well as our estimates of the discount rate valuation input. The effect of hypothetical changes in actual, observed interest rates on our fair value measures is not subject to reasonable estimation.
Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into the Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1–Financial Statements–Note 4”.

•
We entered into the Administration Agreement with OFS Capital Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1–Financial Statements–Note 4.

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

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including Hancock Park Corporate Income, Inc., a non-traded BDC with an investment strategy similar to the Company.
Portfolio Composition and Investment Activity
Portfolio Composition
As of March 31, 2017, the fair value of our debt investment portfolio totaled $217.3 million in 36 portfolio companies, of which 76% and 24% were senior secured loans and subordinated loans, respectively, and approximately $41.0 million in equity investments, at fair value, in 17 portfolio companies in which we also held debt investments and two portfolio companies in which we solely held an equity investment. We had unfunded commitments of $2.1 million to three portfolio companies at March 31, 2017. Set forth in the tables and charts below is selected information with respect to our portfolio as of March 31, 2017, and December 31, 2016.
The following table summarizes the composition of our investment portfolio as of March 31, 2017, and December 31, 2016 (dollar amounts in thousands):

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$169,010	$166,060	$182,315	$180,955
Subordinated debt investments	54,671	51,267	66,591	63,410
Preferred equity	23,676	27,093	23,293	23,721
Common equity and warrants	7,108	13,891	7,108	13,541
	$254,465	$258,311	$279,307	$281,627
Total number of portfolio companies	38	38	41	41

(1)
Includes debt investments in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $14,210 and $14,250 at March 31, 2017, respectively, and $28,945 and $29,276, at December 31, 2016, respectively

The following table shows the portfolio composition by geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio companies' corporate headquarters (dollar amounts in thousands):

	Amortized Cost				Fair Value
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
South - US	$118,140	46.4%	$120,005	42.9%	$125,578	48.6%	$122,511	43.5%
Northeast - US	77,194	30.4	85,693	30.7	66,440	25.7	78,186	27.8
West - US	44,623	17.5	59,120	21.2	47,251	18.3	61,219	21.7
Midwest - US	10,581	4.2	10,566	3.8	15,117	5.9	15,788	5.6
Canada	3,927	1.5	3,923	1.4	3,925	1.5	3,923	1.4
Total	$254,465	100.0%	$279,307	100.0%	$258,311	100.0%	$281,627	100.0%
As of March 31, 2017, our investment portfolio’s three largest industries by fair value, were (1) Administrative and Support and Waste Management Remediation Services, (2) Manufacturing, and (3) Professional, Scientific, and Technical Services, totaling approximately 52.2% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 5.
The following table presents our debt investment portfolio by investment size as of March 31, 2017, and December 31, 2016 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Up to $4,000	$29,472	13.1%	$34,547	13.9%	$32,882	15.1%	$41,419	17.0%
$4,001 to $7,000	62,209	27.8	57,996	23.3	53,746	24.7	55,342	22.6
$7,001 to $10,000	78,627	35.2	78,446	31.5	78,274	36.0	80,735	33.0
$10,001 to $13,000	24,594	11.0	34,549	13.9	38,175	17.6	37,593	15.4
Greater than $13,000	28,779	12.9	43,368	17.4	14,250	6.6	29,276	12.0
Total	$223,681	100.0%	$248,906	100.0%	$217,327	100.0%	$244,365	100.0%
The following table displays the composition of our performing debt investment portfolio by weighted average yield as of March 31, 2017, and December 31, 2016:

	March 31, 2017			December 31, 2016
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	7.7%	13.9%	9.4%	8.7%	11.4%	9.5%
8% - 10%	9.1	—	6.9	7.7	—	5.6
10% - 12%	39.6	10.9	32.6	32.6	11.9	27.0
12% - 14%	25.3	46.3	30.4	30.9	58.1	38.2
Greater than 14%	18.3	28.9	20.9	20.1	18.6	19.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield	11.90%	12.43%	12.03%	11.95%	12.44%	12.08%
The weighted average yield on our performing debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments, excluding assets on non-accrual basis as of the balance sheet date. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
As of March 31, 2017, and December 31, 2016, floating rate loans at fair value were 67% and 66% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 33% and 34% of our debt investment portfolio, respectively.

Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2017 and 2016 (in millions).

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Debt Investments	Equity Investments	Debt Investments		Equity Investments
Investments in new portfolio companies	$—	$—	$—		$—
Investments in existing portfolio companies
Follow-on investments	5.6	—	3.2	(1)	—
Refinanced investments	—	—	3.3		—
Delayed draw funding	0.5	—	—		—
Total investments in existing portfolio companies	6.1	—	6.5		—
Total investments in new and existing portfolio companies	$6.1	$—	$6.5		$—
Number of new portfolio company investments	—	—	—		—
Number of existing portfolio company investments	5	—	2		—

Proceeds/distributions from principal payments/ equity investments	$32.0	$—	$15.9		$—
Proceeds from investments sold or redeemed	—	—	—		2.1
Total proceeds from principal payments, equity distributions and investments sold	$32.0	$—	$15.9		$2.1

(1)	Received LLC membership interest in connection with a follow-on debt investment in an existing portfolio company valued at $0.3 million.
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
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2016. The following table shows the classification of our debt investments portfolio by credit risk rating as of March 31, 2017, and December 31, 2016 (dollar amounts in thousands):

	March 31, 2017		December 31, 2016
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	3,772	1.7	3,810	1.6
3 (Average)	175,760	80.9	192,078	78.6
4 (Special Mention)	28,475	13.1	43,084	17.6
5 (Substandard)	9,320	4.3	5,393	2.2
6 (Doubtful)	—	—	—	—
7 (Loss)	—	—	—	—
	$217,327	100.0%	$244,365	100.0%

During the three months ended March 31, 2017, we reclassified one debt investments from risk category 3 to risk category 5 with a fair value of $6.3 million at December 31, 2016, primarily due to a degradation in the underlying businesses of the portfolio company. In addition, we reclassified two debt investment from risk category 4 to risk category 3, with an aggregate fair value at December 31, 2016 of $13.9 million. All other year changes in distribution of our debt investments across risk categories, were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments within the categories, and other investment activity.
Non-Accrual Loans and Discontinued PIK Dividend Accruals
At March 31, 2017 and December 31, 2016 we had one loan (Community Intervention Services, Inc., risk category 5) designated non-accrual with respect to PIK interest and Net Loan Fees with an amortized cost of $7.6 million and $7.6 million, respectively, and a fair value of $4.7 million and $5.4 million, respectively. At March 31, 2017 and December 31, 2016, we had one preferred equity security (Master Cutlery, LLC), with an amortized cost of $3,483 and $3,483. respectively, and a fair value of $70 and $954, respectively, for which we discontinued the PIK dividend accrual.

Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of March 31, 2017, floating rate and fixed rate loans comprised 67% and 33%, respectively, of our current debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our investments provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain portfolio companies, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
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
We do not believe that our historical operating performance is necessarily indicative of our future results of operations that we expect to report in future periods. We are primarily focused on investments in middle-market companies in the United

States, including debt investments and, to a lesser extent, equity investments, including warrants and other minority equity securities, which differs to some degree from our historical investment concentration, in senior secured loans to middle-market companies in the United States. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. In addition, SBIC I L.P. is subject to regulation and oversight by they SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.
Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.
Comparison of the three months ended March 31, 2017, and 2016
Consolidated operating results for the three months ended March 31, 2017 and 2016, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Investment income
Interest income:
Cash interest income	6,615	6,089
Net Loan Fee amortization	341	366
PIK interest income	314	292
Other interest income	11	16
Total interest income	7,281	6,763
Dividend income:
Preferred equity cash dividends	33	213
Preferred equity PIK dividends	383	301
Common equity dividends	90	43
Total dividend income	506	557
Fee income:
Management, valuation, and other	42	38
Prepayment, structuruing, and other fees	205	485
Total fee income	247	523
Total investment income	8,034	7,843
Total expenses	4,694	4,188
Net investment income	3,340	3,655
Net gain (loss) on investments	1,526	(1,376)
Net increase in net assets resulting from operations	$4,866	$2,279
Interest income by debt investment type for the three months ended March 31, 2017 and 2016, is summarized below (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest income:
Senior secured debt investments	$5,380	$4,501
Subordinated debt investments	1,901	2,262
Total interest income	7,281	6,763
Interest income increased by $0.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to a $0.6 million increase caused by a 10% increase in the average outstanding loan balance, offset by a $0.1 million decrease caused by a 1% decrease in our weighted average yield in our portfolio for the three months ended March 31, 2017. Acceleration of Net Loan Fees of $0.1 million and $0.1 million were included in interest income for the three months ended March 31, 2017 and 2016, respectively.
Fee income decreased by $0.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to a decrease in prepayment fees. We recorded prepayment fees of $0.2 million resulting from

$16.9 million of unscheduled principal payments during the three months ended March 31, 2017 compared to prepayment fees of $0.5 million resulting from $11.5 million of unscheduled principal payments we recorded during the three months ended March 31, 2016.

Expenses

	Three Months Ended March 31,
	2017	2016
Interest expense	$1,387	$1,308
Management fees	1,192	1,115
Incentive fee	1,181	733
Professional fees	263	314
Administration fee	401	428
General and administrative expenses	270	290
Total expenses	$4,694	$4,188

Incentive fee expense increased by $0.4 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase was primarily due to an increase in the accrued Capital Gains Fee during three months ended March 31, 2017. During the three months ended March 31, 2017 we recorded a Capital Gains Fee of $0.3 million compared to a Capital Gains Fee of $(0.1) million recorded during three months ended March 31, 2016, which represents the reversal of the accrued Capital Gains Fee at December 31, 2015.

Net Gain (Loss) on Investments
Net gain (loss) by investment type for the three months ended March 31, 2017 and 2016, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Senior secured debt	$(1,590)	$(1,382)
Subordinated debt	(223)	313
Preferred equity	2,989	(1,379)
Common equity and warrants	350	1,072
Net gain (loss) on investments	1,526	(1,376)
Three months ended March 31, 2017
We recognized net losses of $1.6 million on senior secured debt during the three months ended March 31, 2017, primarily as a result of the impact of changes to EBITDA multiples used in our valuations, offset by the positive impact of portfolio company-specific performance factors.
We recognized net losses of $0.2 million on subordinated debt during the three months ended March 31, 2017, primarily as a result of the net impact of portfolio company-specific performance factors.
We recognized net gains of $3.0 million on preferred equity investments for the three months ended March 31, 2017, primarily as a result of the net impact of changes to EBITDA multiples used in our valuations and the net positive impact of portfolio company-specific performance factors.
We recognized net gains of $0.4 million on common equity and warrant investments for the three months ended March 31, 2017, primarily as a result of the impact of changes to EBITDA multiples used in our valuations, offset primarily by the net negative impact of portfolio company-specific performance factors.
Three months ended March 31, 2016
We recognized net losses of $1.4 million on senior secured debt primarily as a result of the impact of widening spreads in second lien loan indices and other interest rate market factors on our discount rates, and the pay-off of debt investments, partially offset by the net impact of company-specific performance and other factors on our valuations.

We recognized net gains of $0.3 million on subordinated debt principally as a result of the pay-off of debt investments and the net impact of company-specific performance and other factors, partially offset by the impact of widening spreads in second lien loan indices and other interest rate market factors on our discount rates.
We recognized net losses of $1.4 million on preferred equity investments for the three months ended March 31, 2016, primarily as a result of the net impact of company-specific performance and other factors on our valuations, offset by the net impact of investments moving closer to their expected exit events.
We recognized net gains of $1.1 million on common equity and warrant investments for the three months ended March 31, 2016 primarily attributable to the net impact of portfolio company-specific performance factors, and the impact of exit-event assumptions on our valuations. During the three months ended March 31, 2016, we realized gains of $2.6 million principally from the redemption of a common equity investment. We held this investment from the first quarter of 2014 and recognized unrealized gains of $2,062 and $498 during the years ended December 31, 2015 and 2014, respectively. There was no net gain during the three months ended March 31, 2016, on this transaction.
Liquidity and Capital Resources
 Sources and Uses of Cash and Cash Equivalents
 We generate cash through operations from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment at a price greater than cost. As discussed in "Item 1.–Financial Statements-Note 4", we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which includes investment income that we may not have received in cash. In addition, we must distribute substantially all our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. Historically, our distributions resulted in a distribution in excess of taxable income, and we have no history of net taxable gains. We also obtain cash to fund investments or for general corporate activities from our revolving line of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash from net investment income	$2,362	$1,315
Net sales and repayments of portfolio investments	28,833	11,481
Net cash provided by operating activities	$31,195	$12,796
Cash distributions paid	$(3,257)	$(3,280)
Net repayment of borrowings	$(1,500)	$—
At March 31, 2017, we held cash and cash equivalents of $44.1 million, an increase of $26.4 million from December 31, 2016.
Cash from net investment income
Net cash from net investment income increased $1.0 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, principally due to an increase in interest income collected, offset by a decrease in fees and cash dividends collected.
 Net sales and repayments of portfolio investments
During the three months ended March 31, 2017, net sales and repayments of portfolio investments were primarily due to $32.0 million of cash we received from principal payments on our portfolio investments. These cash receipts were offset by $3.1 million of cash we used to purchase portfolio investments. During the three months ended March 31, 2016, sales and repayments of portfolio investments were primarily due to $2.1 million of cash collected from the redemption of a warrant investment and $15.9 million of cash we received from principal payments on our portfolio investments. These cash receipts were offset by $6.5 million of cash we used to purchase portfolio investments.
 SBA Debentures
 As a result of the SBIC Acquisitions, SBIC I LP became our wholly-owned subsidiary effective December 4, 2013. SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to OFS Capital, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate is fixed at the first pooling date after issuance, which is March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of December 31, 2016 and 2015, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA.
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
On a stand-alone basis, SBIC I LP held $251.3 million, and $247.5 million in assets at March 31, 2017, and December 31, 2016, respectively, which accounted for approximately 82% and 81% of the Company’s total consolidated assets, respectively.
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
PWB Credit Facility
The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on October 31, 2018. As of March 31, 2017, we had $8.0 million outstanding at a fixed interest rate of 5% per annum, and $16.3 million available for use under the PWB Credit Facility. In addition, we incur an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion of the PWB Credit Facility in excess of $15.0 million.
The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets, excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of March 31, 2017, the Company was in compliance with the applicable covenants.
Other Liquidity Matters
We expect to fund the growth of our investment portfolio utilizing borrowings under SBA debentures, follow-on equity offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure shareholders that our plans to raise capital will be successful. In addition, we intend to distribute to our shareholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at March 31, 2017), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of March 31, 2017 (in thousands):

	Payments due by period
	Total	Less than year	1-3 years (2)	3-5 years	After 5 years (2)
Contractual Obligations (1)

PWB Credit Facility	$8,000	$—	$8,000	$—	$—
SBA Debentures	149,880	—	—	—	149,880
Total	$157,880	$—	$8,000	$—	$149,880

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	The PWB Credit Facility is scheduled to mature on October 31, 2018. The SBA debentures are scheduled to mature between September 2022 and 2025.
We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $2.1 million of total unfunded commitments to three portfolio companies at March 31, 2017.
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
Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s shareholders. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense. If the tax characteristics of the distributions paid during fiscal 2017 were determined as of March 31, 2017, we estimate that approximately $0.08 per share would represent a return of capital.
Recent Developments
In April 2017, we completed a public offering of 3,625,000 shares of our common stock at a public offering price of $14.57 per share (the "Offering"). OFS Advisor paid all of the underwriters' sales load and an additional supplemental payment of $0.25 per share, reflecting the difference between the public offering price of $14.57 per share and the net proceeds of $14.82 per share, which also represented the Company's NAV per share at the time of the Offering. All payments made by OFS Advisor are not subject to reimbursement by us. We received net proceeds from this offering of approximately $53.7 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Assuming that the interim and unaudited consolidated balance sheet as of March 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands).

Basis point increase(1)	Interest income	Interest expense	Net increase in net investment income
50	$675	$—	$675
100	1,352	—	1,352
150	2,101	—	2,101
200	2,853	—	2,853
250	3,605	—	3,605

(1)	A decline in interest rates would not have a material impact on our net investment income.
Item 4. Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness identified in the fourth quarter of 2016 related to the design and effectiveness of controls over certain key assumptions and underlying data used in our investment valuations, as disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016. To address this material weakness, we have taken steps to address the underlying causes of the material weakness as described further in “—Remediation Efforts.” Accordingly, we believe that the consolidated financial statements included in this quarterly report on Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Remediation efforts
We are currently in the process of remediating the material weakness in our internal control over financial reporting as described above and are taking the necessary steps that we believe will address the underlying causes of the material weakness. We have completed the development and formal documentation of our policies and procedures relating to our internal control over financial reporting, but we have not completed the necessary testing of these formalized controls. While management believes the necessary steps have been taken, the identified material weakness in internal control will not be considered fully remediated until sufficient time has elapsed to provide evidence that an be tested to validate that the new controls have been implemented and are operating effectively. We implemented the following remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting:

•
We changed the primary method used to value certain investments, primarily equity investments, from the discounted cash flow method to the market approach as of December 31, 2016. The market approach contains a lesser number of Level 3 inputs and generally requires less complex judgment.

•	We have designed and implemented controls and procedures to objectively validate and document key inputs and assumptions used in developing our fair value estimates.
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2017. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2017, we issued 2,919 shares of common stock to shareholders in connection with our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $41,000.
Item 3. Defaults Upon Senior Securities
 Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Departure of Officer
On May 2, 2017, the Company accepted the resignation of Eric P. Rubenfeld as Chief Compliance Officer. Mr. Rubenfeld’s resignation allows him to pursue other interests and is not the result of any disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practices.
Appointment of Officer
Effective May 2, 2017, Mukya S. Porter assumed the position of Chief Compliance Officer.
Prior to her appointment, Ms. Porter, age 42, served as Deputy Chief Compliance Officer and General Counsel-Compliance of CIM Group, having joined the firm in August 2016 and assumed responsibility for management of the day-to-day responsibilities of CIM’s compliance program. From June 2012 to August 2016, Ms. Porter served as a Senior Vice President of Compliance at Oaktree Capital Management, an alternative investment adviser, where she was responsible for oversight of the firm’s code of ethics program and the day-to-day management of an affiliated limited-purpose broker dealer. Prior to Oaktree, Ms. Porter held the position of Vice President and Senior Compliance Officer at Pacific Investment Management Company (“PIMCO”) from 2010 to 2012 and prior to that, from 2004 to 2010, worked, first, as a Vice President in the Legal department at Morgan Stanley Global Wealth Management and, subsequently, as a Vice President of Compliance at Morgan Stanley Investment Management. Ms. Porter received a Bachelor of Science degree, magna cum laude, in Biology from Howard University in 1996 and a J.D. from the University of California, Berkeley School of Law in 2001.
There is no arrangement or understanding between Ms. Porter and any other person pursuant to which she was appointed as Chief Compliance Officer, nor is there any family relationship between Ms. Porter and any of the Company’s directors or other executive officers. There are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant, the amount involved exceeds $120,000, and in which Ms. Porter had, or will have, a direct or indirect material interest.

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

Dated: May 5, 2017	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
†	Furnished herewith