Form 10-Q
period 2017-06-30
OFS Capital Corp
filed 2017-08-04
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 1, 2017 was 13,331,665.

OFS CAPITAL CORPORATION

Defined Terms
We have used "we," "us," "our", "our company", and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurements and Disclosures"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
Code	Internal Revenue Code of 1986, as amended
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a non-traded BDC with an investment strategy similar to the Company for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment advisory agreement between the Company and OFS Advisor
LIBOR	London Interbank Offered Rate
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the 1940 Act
OFS Capital WM	OFS Capital WM, LLC, a wholly-owned investment company subsidiary
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, an established investment platform focused on meeting the capital needs of middle-market companies
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender.
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC on December 4, 2013
SBA Act	Small Business Investment Act of 1958
SBIC I LP	OFS SBIC I, LP, a wholly-owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $213,626 and $178,279, respectively)	$200,020	$173,219
Affiliate investments (amortized cost of $64,922 and $76,306, respectively)	70,982	81,708
Control investments (amortized cost of $22,148 and $24,722, respectively)	25,906	26,700
Total investments at fair value (amortized cost of $300,696 and $279,307, respectively)	296,908	281,627
Cash and cash equivalents	46,920	17,659
Interest receivable	1,250	1,770
Prepaid expenses and other assets	3,882	3,974
Total assets	$348,960	$305,030

Liabilities
Revolving line of credit	$6,000	$9,500
SBA debentures (net of deferred debt issuance costs of $2,847 and $3,037, respectively)	147,033	146,843
Interest payable	1,596	1,599
Management and incentive fees payable	1,484	2,119
Administration fee payable	369	435
Accrued professional fees	422	477
Other liabilities	60	279
Total liabilities	156,964	161,252

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2017, and December 31, 2016, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,331,655 and 9,700,297 shares issued and outstanding as of June 30, 2017, and December 31, 2016, respectively	133	97
Paid-in capital in excess of par	187,791	134,300
Accumulated undistributed net investment income	6,888	6,731
Accumulated undistributed net realized gain	972	330
Net unrealized appreciation (depreciation) on investments	(3,788)	2,320
Total net assets	191,996	143,778

Total liabilities and net assets	$348,960	$305,030

Number of shares outstanding	13,331,655	9,700,297
Net asset value per share	$14.40	$14.82

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
Interest income:
Non-control/non-affiliate investments	$4,681	$4,431	$9,522	$9,167
Affiliate investments	1,708	1,671	3,586	3,357
Control investment	581	490	1,143	831
Total interest income	6,970	6,592	14,251	13,355
Dividend income:
Non-control/non-affiliate investments	129	134	212	162
Affiliate investments	312	294	702	823
Control investments	137	111	170	111
Total dividend income	578	539	1,084	1,096
Fee income:
Non-control/non-affiliate investments	169	517	325	995
Affiliate investments	176	7	234	39
Control investments	85	28	118	41
Total fee income	430	552	677	1,075

Total investment income	7,978	7,683	16,012	15,526

Expenses
Interest expense	1,339	1,308	2,726	2,616
Management fees	1,224	1,089	2,416	2,204
Incentive fee	(22)	857	1,159	1,590
Professional fees	293	303	556	617
Administration fee	307	326	708	754
General and administrative expenses	521	343	791	633

Total expenses	3,662	4,226	8,356	8,414

Net investment income	4,316	3,457	7,656	7,112

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	163	—	163	2,566
Net realized gain on affiliate investments	874	—	874	—
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(5,505)	962	(8,546)	(3,130)
Net change in unrealized appreciation/depreciation on affiliate investments	(3,366)	296	658	442
Net change in unrealized appreciation/depreciation on control investment	1,237	(377)	1,780	(373)

Net gain (loss) on investments	(6,597)	881	(5,071)	(495)

Net increase (decrease) in net assets resulting from operations	$(2,281)	$4,338	$2,585	$6,617

Net investment income per common share – basic and diluted	$0.33	$0.36	$0.67	$0.73
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.17)	$0.45	$0.23	$0.68
Distributions declared per common share	$0.34	$0.34	$0.68	$0.68
Basic and diluted weighted average shares outstanding	13,197,759	9,692,346	11,458,706	9,691,764

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Increase in net assets resulting from operations:
Net investment income	$7,656	$7,112
Net realized gain on investments	1,037	2,566
Net change in unrealized appreciation/depreciation on investments	(6,108)	(3,061)
Net increase in net assets resulting from operations	2,585	6,617
Distributions to stockholders from:
Accumulated net investment income	(7,830)	(6,590)
Total distributions to stockholders	(7,830)	(6,590)
Common stock transactions:
Public offering of common stock, net of expenses	53,373	—
Reinvestment of stockholder distributions	90	41
Net increase in net assets resulting from capital transactions	53,463	41
Net increase in net assets	48,218	68
Net assets:
Beginning of period	$143,778	$143,012
End of period	$191,996	$143,080
Accumulated undistributed net investment income	$6,888	$5,160
Common stock activity:
Public offering of common stock	3,625,000	—
Common stock issued from reinvestment of stockholder distributions	6,358	3,152
Shares issued and outstanding at beginning of period	9,700,297	9,691,170
Shares issued and outstanding at end of period	13,331,655	9,694,322

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$2,585	$6,617
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized gain on investments	(1,037)	(2,566)
Net change in unrealized appreciation/depreciation on investments	6,108	3,061
Amortization of Net Loan Fees	(669)	(831)
Amendment fees collected	27	71
Payment-in-kind interest and dividend income	(1,428)	(1,193)
Amortization of deferred debt issuance costs	260	241
Amortization of intangible asset	98	98
Purchase and origination of portfolio investments	(72,219)	(20,290)
Proceeds from principal payments on portfolio investments	51,409	31,558
Proceeds from sale or redemption of portfolio investments	2,400	2,115
Changes in operating assets and liabilities:
Interest receivable	520	—
Interest payable	(3)	43
Management and incentive fees payable	(635)	(291)
Administration fee payable	(66)	(108)
Other assets and liabilities	(297)	(102)
Net cash provided by (used in) operating activities	(12,947)	18,423
Cash flows from financing activities
Proceeds from common stock offering, net of expenses	53,448	—
Distributions paid to stockholders	(7,740)	(6,549)
Borrowings under revolving line of credit	11,000	—
Repayments under revolving line of credit	(14,500)	—
Net cash provided by (used in) financing activities	42,208	(6,549)
Net increase in cash and cash equivalents	29,261	11,874
Cash and cash equivalents — beginning of year	17,659	32,714
Cash and cash equivalents — end of year	$46,920	$44,588

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,469	$2,331
Distributions paid by issuance of common stock	90	41

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
June 30, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investments
Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		10.25%	(L +9.00%)	12/26/2020	$3,500	$3,472	$3,500	1.8%

AssuredPartners, Inc	Insurance Agencies and Brokerages
Senior Secured Loan		10.23%	(L +9.00%)	10/20/2023	5,000	4,865	5,100	2.7

Avison Young Canada, Inc.	Offices of Real Estate Agents and Brokers
Senior Secured Loan (4) (5)		9.50%	N/A	12/15/2021	4,000	3,931	4,029	2.1

BCC Software, LLC (4)	Custom Computer Programming Services
Senior Secured Loan		9.23%	(L +8.00%)	6/20/2019	6,852	6,788	6,826	3.6
Senior Secured Loan (Revolver) (9) (3)		N/A	(L +8.00%)	6/20/2019	—	(6)	(4)	—
					6,852	6,782	6,822	3.6
BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		8.71%	(L +7.50%)	2/3/2025	7,300	7,267	7,157	3.7

Community Intervention Services, Inc. (4)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (6) (10)		7.0% cash / 6.0% PIK	N/A	1/16/2021	8,274	7,639	3,285	1.7
Common equity (Success Fee) (9)					—	—	—	—
					8,274	7,639	3,285	1.7
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.05%	(L +9.75%)	5/8/2019	7,850	7,814	7,752	4.0

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		6.30%	(L +5.00%)	4/21/2024	4,975	4,926	4,949	2.6
Senior Secured Loan		10.3%	(L +9.00%)	4/21/2025	9,950	9,804	9,876	5.1
					14,925	14,730	14,825	7.7
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		8.55%	(L +7.25%)	8/27/2018	3,996	3,986	3,650	1.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
June 30, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		5.80%	(L +4.50%)	6/30/2019	$1,971	$1,959	$1,965	1.0%

Intrafusion Holding Corp. (4)	Other Outpatient Care Centers
Senior Secured Loan (8)		11.00%	(L +6.75%)	9/25/2020	14,250	14,213	14,250	7.4

Jobson Healthcare Information, LLC (4)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (10)		10.13% cash / 4.80% PIK	(L +12.93%)	7/21/2019	15,055	14,781	12,888	6.7
Warrants (1,056,428 member units) (9)				7/21/2019 (11)		454	—	—
					15,055	15,235	12,888	6.7
LRI Holding, LLC (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		10.55%	(L +9.25%)	6/30/2022	18,500	18,338	18,338	9.6
Preferred Equity (238,095 units)						300	300	0.2
					18,500	18,638	18,638	9.8
Maverick Healthcare Equity, LLC (4)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (9)						900	358	0.2
Common Equity (1,250,000 units) (9)						—	—	—
						900	358	0.2
MN Acquisition, LLC (4)	Software Publishers
Senior Secured Loan		11.65%	(L + 10.50%)	3/17/2022	4,108	4,038	4,060	2.1

My Alarm Center, LLC (4)	Security Systems Services (except Locksmiths)
Senior Secured Loan (6)		12.15%	(L +11.00%)	7/9/2019	6,896	6,701	1,745	0.9
Preferred Equity (100 Class A units) (9)						203	—	—
Preferred Equity (25 Class A-1 units) (9)						44	—	—
					6,896	6,948	1,745	0.9
MYI Acquiror Limited (5)	Insurance Agencies and Brokerages
Senior Secured Loan		5.75%	(L +4.50%)	5/28/2019	4,686	4,681	4,686	2.4

NVA Holdings, Inc.	Veterinary Services
Senior Secured Loan		8.30%	(L +7.00%)	8/14/2022	743	743	750	0.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
June 30, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
O2 Holdings, LLC (4)	Fitness and Recreational Sports Centers
Senior Secured Loan		12.22%	(L +11.00%)	9/2/2021	$10,000	$9,925	$9,874	5.1%

Planet Fitness Midwest LLC (4)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	12/16/2021	5,000	4,959	5,029	2.6

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50%	N/A	10/31/2021	6,254	6,200	6,180	3.2
Common equity (499 units) (9)						499	348	0.2
					6,254	6,699	6,528	3.4
Quantum Spatial, Inc.	Other Information Services
Senior Secured Loan		0.0675	(L +5.50%)	8/27/2017	2,419	2,417	2,412	1.3

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Loan		8.42%	(L +7.25%)	10/3/2022	1,680	1,666	1,661	0.9

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.80%	(L +4.50%)	5/26/2023	1,929	1,910	1,910	1.0
Senior Secured Loan		8.80%	(L +7.50%)	11/26/2023	4,821	4,749	4,751	2.5
					6,750	6,659	6,661	3.5
Security Alarm Financing Enterprises, L.P. (4)	Security Systems Services (except Locksmiths)
Subordinated Loan		14.00% cash / 0.3% PIK	(L +13.00%)	6/19/2020	12,505	12,404	12,230	6.4

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		12.73%	(L +11.50%)	7/24/2019	4,202	4,150	4,284	2.2
Preferred Equity (5,000 units) (9) (12)						506	506	—
					4,202	4,656	4,790	2.2
smarTours, LLC (4)	Tour Operators
Preferred Equity (500,000 units) (9)						439	1,080	0.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
June 30, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Southern Technical Institute, LLC (4)	Colleges, Universities, and Professional Schools
Subordinated Loan		10.30% cash / 3.0% PIK	(L +12.00%)	12/2/2020	$3,494	$3,419	$3,013	1.6%
Preferred Equity (1,764,720 units), 15.75% PIK (9)						2,094	1,455	0.8
Warrants (2,174,905 units) (9)				3/30/2026 (11)		46	—	—
					3,494	5,559	4,468	2.4
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		10.22%	(L +9.00%)	8/19/2019	8,787	8,754	8,706	4.5
Preferred Equity (1,250,000 units), 8% PIK (7) (9)						1,501	875	0.5
					8,787	10,255	9,581	5.0
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.98%	(L +7.75%)	11/8/2021	7,334	7,298	7,334	3.8

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		9.41%	(L +8.25%)	4/21/2025	4,941	4,868	4,901	2.6
Senior Secured Loan		5.16%	(L +4.00%)	4/21/2024	1,384	1,370	1,376	0.7
					6,325	6,238	6,277	3.3
United Biologics Holdings, LLC (4)	Medical Laboratories
Senior Secured Loan (10)		12.0% cash / 2.0% PIK	N/A	4/30/2018	4,230	4,182	4,220	2.2
Subordinated Loan (9)		8.0% PIK	N/A	4/30/2019	7	7	6	—
Preferred Equity (151,787 units) (9)						9	20	—
Warrants (29,374 units) (9)				03/05/2022 (11)		82	58	—
					4,237	4,280	4,304	2.2
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		6.55%	(L +5.25%)	11/30/2017	2,338	2,331	2,331	1.2

Total Non-control/Non-affiliate Investments					209,231	213,626	200,020	104.0
Affiliate Investments
All Metals Holding, LLC (4)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.0% cash / 1.0% PIK	N/A	12/28/2021	12,932	12,272	12,932	6.7
Common Equity (637,954 units) (9)						565	1,458	0.8
					12,932	12,837	14,390	7.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
June 30, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	$8,000	$7,983	$8,000	4.2%
Preferred Equity (3,061 shares), 10% PIK (9)						4,069	5,427	2.8
Common Equity (11,273 shares) (9)						104	—	—
					8,000	12,156	13,427	7.0
Master Cutlery, LLC (4)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2020	4,705	4,689	3,993	2.1
Preferred Equity (3,723 units), 5% cash, 3% PIK (7) (9)						3,483	—	—
Common Equity (15,564 units) (9)						—	—	—
					4,705	8,172	3,993	2.1
NeoSystems Corp. (4)	Other Accounting Services
Subordinated Loan		10.50% cash / 2.25% PIK	N/A	8/13/2019	2,125	2,117	2,064	1.1
Preferred Equity (521,962 convertible shares), 10% PIK (9)						1,323	1,332	0.7
					2,125	3,440	3,396	1.8
Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	9/29/2021	3,788	3,827	3,788	2.0
Common Equity (400 shares)						217	4,463	2.3
					3,788	4,044	8,251	4.3
Strategic Pharma Solutions, Inc. (4)	Other Professional, Scientific, and Technical Services
Senior Secured Loan		11.43%	(L +10.00%)	12/18/2020	8,411	8,353	8,579	4.5
Preferred Equity (1,191 units), 6% PIK (9)						1,972	5,700	3.0
					8,411	10,325	14,279	7.5
TRS Services, LLC (4)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		9.97% cash / 0.5% PIK	(L +9.25%)	12/10/2019	9,796	9,630	9,796	5.1
Preferred Equity (329,266 Class AA units), 15% PIK (9)						372	381	0.2
Preferred Equity (3,000,000 Class A units), 11% PIK (9)						3,374	3,069	1.6
Common Equity (3,000,000 units) (9)						572	—	—
					9,796	13,948	13,246	6.9
Total Affiliate Investments					49,757	64,922	70,982	37.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
June 30, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Control Investments
Malabar International (4)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		11.25% cash / 2.0% PIK	N/A	11/13/2021	$7,693	$7,714	$7,829	4.1%
Preferred Stock (1,644 shares), 6% cash						4,283	7,476	3.9
					7,693	11,997	15,305	8.0
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		12.73% cash / 1.5% PIK	(L +13.00%)	11/25/2020	7,131	7,082	7,083	3.7
Common Equity (554 shares)						3,069	3,518	1.8
					7,131	10,151	10,601	5.5
Total Control Investment					14,824	22,148	25,906	13.5

Total Investments					$273,812	$300,696	$296,908	154.6%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company.

(2)
The majority of investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. Approximately 16% of the Company's LIBOR referenced investments are subject to an interest rate floor. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at June 30, 2017. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)	The negative fair value is the result of the unfunded commitment being below par.

(4)	Investments held by OFS SBIC I, LP. All other investments pledged as collateral under the PWB Credit Facility.

(5)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of June 30, 2017, 97.18% of the Company's assets were qualifying assets.

(6)	Investment was on non-accrual status as of June 30, 2017, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 2, Non-accrual loans for further details.

(7)	Recognition of PIK and/or dividend income discontinued as of June 30, 2017. See Note 2, Dividend Income for further details.

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 11% at June 30, 2017, includes additional interest of 1.75% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(9)	Non-income producing.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
June 30, 2017
(Dollar amounts in thousands)

(10)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2017:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Jobson Healthcare Information, LLC	Senior Secured Loan	1.5% or 4.80%	10.13% or 13.43%	4.80%
MTE Holding Corp.	Subordinated Loan	0% or 1.5%	12.73% or 14.23%	1.50%
United Biologics Holdings, LLC	Senior Secured Loan	0% or 2.00%	14.00% or 12.00%	2.00%

(11)	Represents expiration date of the warrants.

(12)	Investment held by a wholly-owned subsidiary subject to income tax. See Note 2, Income taxes for further details.

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Intrafusion Holding Corp. (4)	Other Outpatient Care Centers
Senior Secured Loan (8)		11.33%	(L +6.75%)	9/25/2020	$14,250	$14,207	$14,393	10.0%

Jobson Healthcare Information, LLC (4)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (11)		10.13% cash / 4.295% PIK	(L +12.425%)	7/21/2019	14,762	14,423	12,346	8.6
Warrants (1,056,428 member units) (10)				7/21/2019 (12)		454	—	—
					14,762	14,877	12,346	8.6
Maverick Healthcare Equity, LLC (4)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (10)						900	1,037	0.7
Common Equity (1,250,000 units) (10)						—	—	—
						900	1,037	0.7
MN Acquisition, LLC (4)	Software Publishers
Senior Secured Loan		10.50%	(L + 9.50%)	8/24/2021	4,989	4,896	4,949	3.4

My Alarm Center, LLC (4)	Security Systems Services (except Locksmiths)
Senior Secured Loan		12.00%	(L +11.00%)	7/9/2019	6,250	6,034	6,260	4.4
Preferred Equity (100 Class A units) (10)						203	205	0.1
Preferred Equity (25 Class A-1 units) (10)						44	36	—
					6,250	6,281	6,501	4.5
MYI Acquiror Limited (5)	Insurance Agencies and Brokerages
Senior Secured Loan		5.75%	(L +4.50%)	5/28/2019	4,686	4,680	4,613	3.2

NHR Holdings, LLC	Other Telecommunications
Senior Secured Loan		5.50%	(L +4.25%)	11/30/2018	2,666	2,652	2,630	1.8

NVA Holdings, Inc.	Veterinary Services
Senior Secured Loan		8.00%	(L +7.00%)	8/14/2022	650	650	651	0.5

O2 Holdings, LLC (4)	Fitness and Recreational Sports Centers
Senior Secured Loan		11.77%	(L +11.00%)	9/2/2021	9,500	9,417	9,430	6.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50%	N/A	10/31/2021	$6,402	$6,340	$6,340	4.4%
Common equity (499 units) (10)						499	499	0.3
					6,402	6,839	6,839	4.7
Planet Fitness Midwest LLC (4)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	12/16/2021	5,000	4,955	4,980	3.5

Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Other Information Services
Senior Secured Loan		6.75% cash / 1.0% PIK	(L +6.50%)	8/27/2017	2,440	2,427	2,340	1.6

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Loan		8.25%	(L +7.25%)	10/3/2022	2,000	1,996	1,885	1.3

Security Alarm Financing Enterprises, L.P. (4)	Security Systems Services (except Locksmiths)
Subordinated Loan		14.00%	(L +13.00%)	6/19/2020	12,500	12,382	12,382	8.6

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		12.40%	(L +11.50%)	7/24/2019	4,209	4,145	4,171	2.9

smarTours, LLC (4)	Tour Operators
Preferred Equity (500,000 units) (10)						439	1,019	0.7

Southern Technical Institute, LLC (4)	Colleges, Universities, and Professional Schools
Subordinated Loan		9.0% cash / 4.0% PIK	(L +12.00%)	12/2/2020	3,398	3,330	3,158	2.2
Preferred Equity (1,764,720 units), 15.75% PIK (10)						1,938	1,984	1.4
Warrants (2,174,905 units) (10)				3/30/2026 (12)		46	—	—
					3,398	5,314	5,142	3.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		9.75%	(L +9.00%)	8/19/2019	$9,450	$9,407	$9,181	6.4%
Preferred Equity (1,250,000 units), 8% PIK (10)						1,501	835	0.6
					9,450	10,908	10,016	7.0
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.75%	(L +7.75%)	11/8/2021	4,000	3,879	3,946	2.7

United Biologics Holdings, LLC (4)	Medical Laboratories
Senior Secured Loan (11)		12.0% cash / 2.0% PIK	N/A	4/30/2018	4,181	4,106	4,034	2.8
Subordinated Loan (10)		8.0% PIK	N/A	4/30/2019	7	7	6	—
Preferred Equity (151,787 units) (10)						9	20	—
Warrants (29,374 units) (10)				3/5/2022 (12)		82	114	0.1
					4,188	4,204	4,174	2.9
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		6.50%	(L +5.25%)	11/30/2017	2,406	2,386	2,379	1.7

Total Non-control/Non-affiliate Investments					174,405	178,279	173,219	120.6
Affiliate Investments
All Metals Holding, LLC (4)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.0% cash / 1.0% PIK	N/A	12/28/2021	12,867	12,135	12,865	8.9
Common Equity (637,954 units) (10)						565	1,277	0.9
					12,867	12,700	14,142	9.8
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	8,000	7,980	7,902	5.5
Preferred Equity (3,061 shares), 10% PIK (10)						3,804	5,421	3.8
Common Equity (11,273 shares) (10)						104	187	0.1
					8,000	11,888	13,510	9.4

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Intelli-Mark Technologies, Inc.	Senior Secured Loan	0% or 2.00%	13.00% or 11.50%	2.00%
Jobson Healthcare Information, LLC	Senior Secured Loan	1.50% and 4.295%	10.13% and 12.925%	4.295%
Pfanstiehl Holdings, Inc.	Subordinated Loan	0% or 2.00%	10.50% or % 8.50%	2.00%
United Biologics Holdings, LLC	Senior Secured Loan	0% or 2.00%	14.00% or 12.00%	2.00%

(12)	Represents expiration date of the warrants.

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
The Company’s objective is to provide stockholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.
In addition, OFS Advisor also serves as the investment adviser for HPCI, a Maryland corporation and a BDC. HPCI’s investment objective is similar to that of the Company.
The Company may make investments directly or through SBIC I LP, its investment company subsidiary licensed under the SBA SBIC Program. The SBIC Program is designed to stimulate the flow of capital into eligible businesses. SBIC I LP is subject to SBA regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the SBIC Act, limitations on the financing terms of investments, capitalization thresholds that may limit distributions to the Company, and is subject to periodic audits and examinations of its financial statements.
In April 2017, the Company issued 3,625,000 shares of its common stock in a follow-on public offering at an offering price of $14.57 per share (the "Offering"), including shares purchased by the underwriters pursuant to their exercise of the over-allotment option. OFS Advisor paid all of the underwriting discounts and commissions and an additional supplemental payment of $0.25 per share, representing the difference between the public offering price of $14.57 per share and the net offering proceeds of $14.82 per share, which also represented the Company's NAV per share at the time of the Offering. All payments made by OFS Advisor in connection with the Offering are not subject to reimbursement by the Company. The Company received net proceeds from this Offering of $53,723.
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
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the FDIC and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents was $46,459 and $17,659 held in a US Bank Money Market Deposit Account as of June 30, 2017, and December 31, 2016, respectively.
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
Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities is accrued as earned. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recorded as an adjustment to the cost basis of the investment. The Company discontinues accrual of PIK dividends on preferred equity securities when there is reasonable doubt that the dividend income will be collected. At June 30, 2017, the Company had two preferred equity securities (Master Cutlery, LLC and Stancor, L.P.), with an aggregate amortized cost and fair value of $4,984 and $875, respectively, for which the Company discontinued the PIK dividend accrual. In addition, at June 30, 2017, the Company discontinued recognition of the cash preferred dividend from its investment in Master Cutlery, LLC. At December 31, 2016, the Company had one preferred equity security (Master Cutlery, LLC) with an amortized cost and fair value of $3,483, and $954, respectively, for which the Company discontinued the PIK dividend accrual.
Fee Income: The Company generates revenue in the form of management, valuation, and other contractual fees, that is recognized as the related services are rendered. In the general course of its business, the Company receives certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain portfolio companies, which are recognized as earned upon closing of the investment.

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
Non-accrual loans: When there is reasonable doubt that principal, cash interest, PIK interest, or dividends will be collected, loans or preferred equity investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, Net Loan Fee amortization, or dividend income, as applicable. When an investment is placed on non-accrual status, all interest and dividends previously accrued but not collected , other than PIK interest or dividends that has been contractually added to the adjusted cost basis of the investment prior to the designation date, is reversed against current period interest and dividend income. Interest and dividend payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest or dividend accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest or dividends and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal, interest or dividends. At June 30, 2017, the Company had two loans (Community Intervention Services, Inc. and My Alarm Center, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $14,340 and $5,030, respectively. In July 2017, the My Alarm Center, LLC loan was restructured and converted into preferred equity securities. At December 31, 2016, the Company had one loan (Community Intervention Services, Inc.) on non-accrual status with respect to PIK interest and Net Loan Fees with an amortized cost and fair value of $7,639 and $5,393, respectively.
Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its ICTI to its stockholders. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which generally relieves the Company from U.S. federal income taxes.
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
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at June 30, 2017 or December 31, 2016. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
Distributions: Distributions to common stockholders are recorded on the declaration date. The timing of distributions as well as the amount to be paid out as a distribution is determined by the Board each quarter. Distributions from net investment income and net realized gains are determined in accordance with the Code. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Distributions paid in excess of taxable net investment income and net realized gains are considered returns of capital to stockholders.
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
The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The intangible asset, net of accumulated amortization of $698 and $600 at June 30, 2017 and December 31, 2016, respectively, is included in prepaid expenses and other assets.
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
New Accounting Standards: The following table discusses ASUs issued by the FASB adopted or yet to be adopted by the Company during 2017:

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

ASU 2016-19, Technical Corrections and Improvements
Makes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to ASC Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the ASC Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements

Annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures

ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
Amends certain narrow aspects of ASU 2014-09, including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production type contracts, advertising costs, scope exception clarifications, and various disclosures

The effective date and transition requirements are the same as the effective date and transition requirements for ASU 2014-09 and is not expected to have a material effect on the Company's consolidated financial statements.

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

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities	Shortens the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Securities held at a discount are to continue to be amortized to maturity
Annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The adoption of ASU 2017-08 is not expected to have a material effect on the Company's consolidated financial statements.

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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The base management fee is payable quarterly in arrears and was $1,224 and $2,416 for the three and six months ended June 30, 2017, respectively and $1,089 and $2,204, for the three and six months ended June 30, 2016.
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
Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter and adjusted for any share issuances or repurchases during such quarter. Accordingly, as a result of the Offering, the Part One incentive fee was reduced by $(593) for the three months ended June 30, 2017, determined by adjusting the value of net assets, as defined above, at March 31, 2017 by the daily weighted average of the Offering proceeds available to the Company during the three months ended June 30, 2017.
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
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter in which the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of the Company’s gross assets used to calculate the base management fee. These calculations are appropriately prorated for any period of less than three months.
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
The Company incurred incentive fee expense of $(22) and $1,159 for the three and six months ended June 30, 2017, respectively. Incentive fees for the three and six months ended June 30, 2017, included Part One incentive fees (based on net investment income) of $261 and $1,159, respectively, which includes a share issue adjustment of $(593) related to the Company's Offering, and Part Two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $(283) and $-0-, respectively. The Company incurred incentive fee expense of $857 and $1,590 for the three and six months ended June 30, 2016, respectively, which consisted of Part One incentive fees (based on net investment income) of $857 and

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

$1,729, respectively. Part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) were $-0- and $(139).
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
Administration fee expense was $307 and $708 for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, administration fee expense was $326 and $754, respectively.
Note 4. Investments
As of June 30, 2017, the Company had loans to 40 portfolio companies, of which 78% were senior secured loans and 22% were subordinated loans, at fair value, as well as equity investments in 17 of these portfolio companies. The Company also held an equity investment in two portfolio companies in which it did not hold a debt investment. At June 30, 2017, investments consisted of the following:

	Amortized Cost	Fair Value
Senior secured debt investments	$208,376	$202,764
Subordinated debt investments	61,840	56,320
Preferred equity	24,872	27,979
Common equity and warrants	5,608	9,845
Total	300,696	296,908
At June 30, 2017, all but one (domiciled in Canada) of the Company’s investments, with an amortized cost and fair value of $3,931 and $4,029, respectively, were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

	Amortized Cost		Fair Value
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$19,352	6.4%	$13,975	4.7%
Tour Operators	439	0.1	1,080	0.4
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	14,884	4.9	14,903	5.0
Construction
Electrical Contractors and Other Wiring Installation Contractors	18,638	6.2	18,638	6.3
Education Services
Colleges, Universities, and Professional Schools	5,559	1.8	4,468	1.5
Finance and Insurance
Insurance Agencies and Brokerages	17,360	5.8	17,538	5.9
Offices of Real Estate Agents and Brokers	3,931	1.3	4,029	1.4

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

	Amortized Cost		Fair Value
Health Care and Social Assistance
Medical Laboratories	4,280	1.4	4,304	1.4
Other Outpatient Care Centers	14,213	4.7	14,250	4.8
Outpatient Mental Health and Substance Abuse Centers	7,639	2.5	3,285	1.1
Information
Other Information Services	2,417	0.8	2,412	0.8
Software Publishers	4,038	1.3	4,060	1.4
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	3,986	1.3	3,650	1.2
Commercial Printing (except Screen and Books)	6,659	2.2	6,661	2.2
Other Aircraft Parts and Auxiliary Equipment Manufacturing	11,997	4.0	15,305	5.2
Other Basic Inorganic Chemical Manufacturing	4,290	1.4	4,296	1.4
Packaging Machinery Manufacturing	1,666	0.6	1,661	0.6
Pharmaceutical Preparation Manufacturing	4,044	1.3	8,251	2.8
Pump and Pumping Equipment Manufacturing	10,255	3.4	9,581	3.2
Travel Trailer and Camper Manufacturing	10,151	3.5	10,601	3.6
Truck Trailer Manufacturing	6,238	2.1	6,277	2.1
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	13,948	4.7	13,246	4.5
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	7,298	2.4	7,334	2.5
Custom Computer Programming Services	6,782	2.3	6,822	2.3
Other Accounting Services	3,440	1.1	3,396	1.1
Other Professional, Scientific, and Technical Services	33,688	11.3	35,457	11.9
Veterinary Services	743	0.2	750	0.3
Public Administration
Other Justice, Public Order, and Safety Activities	14,730	5.0	14,825	5.0
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.3	358	0.1
Office Machinery and Equipment Rental and Leasing	12,156	4.0	13,427	4.5
Retail Trade
Warehouse Clubs and Supercenters	7,267	2.4	7,157	2.4
All Other General Merchandise Stores	6,699	2.2	6,528	2.2
Wholesale Trade
Metal Service Centers and Other Metal Merchant Wholesalers	12,837	4.4	14,390	4.9
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,172	2.7	3,993	1.3
	$300,696	100.0%	$296,908	100.0%

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
At December 31, 2016, all but one (domiciled in Canada) of the Company’s investments, with an amortized cost and fair value of $3,923 and $3,923, respectively, were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

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
Unconsolidated Significant Subsidiaries: In accordance with Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest unless the business of the controlled operating company consists of providing services to the Company. In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under the respective rules. As of June 30, 2017, each of MTE Holding Corp. and Malabar International was considered a significant unconsolidated subsidiary under Regulation S-X Rule 4-08(g). The following tables show summarized financial information for the Company's significant subsidiaries.
MTE Holding Corp.
The Company's voting ownership in MTE Holding Corp is limited to 50% through a substantive participating voting rights agreement with an unaffiliated investor. Based on the requirements under Regulation S-X Rule 4-08(g), the summarized consolidated financial information of MTE Holding Corp. and Subsidiaries is presented below:

Balance Sheet:	June 30, 2017	December 31, 2016
Current assets	$6,776	$5,535
Noncurrent assets	25,294	24,681
Total Assets	$32,070	$30,216
Current liabilities	$2,873	$2,401
Noncurrent liabilities	17,350	16,889
Total liabilities	20,223	19,290
Non-controlling interest	5,289	4,878
Total equity	6,558	6,048

	Three Months Ended June 30,		Six Months Ended June 30,
Summary of Operations:	2017	2016	2017	2016
Net Sales	$8,923	$7,747	15,862	$14,018
Gross Profit	2,943	2,511	5,209	4,593
Net income	842	827	1,452	1,336
Net income attributable to MTE Holding Corp.	466	458	804	740

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Malabar International
Based on the requirements under Regulation S-X Rule 4-08(g), the summarized consolidated financial information of Malabar International is presented below:

Balance Sheet:	June 30, 2017	December 31, 2016
Current assets	$12,486	$13,246
Noncurrent assets	16,493	19,517
Total Assets	$28,979	$32,763
Current liabilities	$3,540	$4,827
Noncurrent liabilities	22,961	24,417
Total liabilities	26,501	29,244
Total equity	2,478	3,519

Summary of Operations (1):	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net Sales	$6,451	$14,503
Gross Profit	2,550	5,470
Income from continuing operations	271	546
Net income (loss)	271	(811)
(1) Comparable summarized financial information for the three and six months ended June 30, 2016 is not available.
Note 5. Fair Value of Financial Instruments
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations.There were no transfers among Level 1, 2 and 3 for the three and six months ended June 30, 2017 and 2016.
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
The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of June 30, 2017, and December 31, 2016. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at June 30, 2017 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$162,042	Discounted cash flow	Discount rates	6.25% - 20.00% (11.33%)
	12,888	Enterprise value	EBITDA multiple	7.49x - 7.49x (7.49x)

Subordinated	41,960	Discounted cash flow	Discount rates	10.65% - 20.00% (14.63%)
	7,278	Enterprise value	EBITDA multiple	7.00x - 7.81x (7.37x)

Equity investments:
Preferred equity	27,979	Enterprise value	EBITDA multiples	4.50x - 9.18x (7.14x)
Common equity and warrants	9,845	Enterprise value	EBITDA multiples	4.47x - 8.90x (5.52x)

(1)	Excludes $27,834, $7,082, and $-0-, of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2016 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$149,128	Discounted cash flow	Discount rates	6.70% - 18.71% (12.07%)
	15,901	Enterprise value	EBITDA multiples	7.25% - 7.50% (7.31%)

Subordinated	45,635	Discounted cash flow	Discount rates	10.75% - 21.24% (14.19%)
	5,393	Enterprise value	EBITDA multiples	8.00x - 8.00x (8.00x)

Equity investments
Preferred equity	23,721	Enterprise value	EBITDA multiples	4.50x - 8.50x (6.82x)

Common equity and warrants	13,042	Enterprise value	EBITDA multiples	5.00x - 8.50x (6.07x)

(1)	Excludes $15,926, $12,382, and $499 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.
Changes in market credit spreads or the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in EBITDA and/or EBITDA multiples, among other things, could have a significant impact on debt fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate but in tandem with changes in EBITDA and/or EBITDA multiples. Changes in EBITDA and/or EBITDA multiples, could have a significant impact on equity fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA and/or EBITDA and other multiples. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2017 and June 30, 2016.

	Six Months Ended June 30, 2017
	Senior Secured Debt Investments		Subordinated Debt Investments		Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2017	$180,955		$63,410		$23,721	$13,541	$281,627

Net realized gain (loss) on investments	—		—		—	558	558
Net change in unrealized appreciation/depreciation on investments	(4,237)		(2,354)		2,679	(2,196)	(6,108)
Amortization of Net Loan Fees	628	`	41		—	—	669
Capitalized PIK interest, dividends, and fees	431		218		779	—	1,428
Purchase and origination of portfolio investments	71,419		—		800	—	72,219
Proceeds from principal payments on portfolio investments	(36,801)		(14,608)		—	—	(51,409)
Sale and redemption of portfolio investments	—		—		—	(2,058)	(2,058)
Conversion from subordinated to senior secured debt investment	(9,631)		9,631		—	—	—
Other	—		(18)	—	—	—	(18)

Level 3 assets, June 30, 2017	$202,764		$56,320		$27,979	$9,845	$296,908

	Six Months Ended June 30, 2016
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2016	$160,437	$64,240	$22,133	$10,486	257,296

Net realized gain (loss) on investments	—	7	—	2,559	2,566
Net change in unrealized appreciation/depreciation on investments	1,227	(84)	(4,052)	(152)	(3,061)
Amortization of Net Loan Fees	374	135	—	—	509
Capitalized PIK interest, dividends, and fees	358	525	636	—	1,519
Purchase and origination of portfolio investments	19,248	3,786	646	104	23,784
Proceeds from principal payments on portfolio investments	(17,788)	(13,770)	—	—	(31,558)
Sale and redemption of portfolio investments	—	—	—	(2,560)	(2,560)
Equity received in connection with purchase of portfolio investments and amendments	(302)	(79)	203	381	203
Conversion from debt investment to equity investment	(321)	(1,765)	2,039	47	—
Other	—	—	133	—	133

Level 3 assets, June 30, 2016	$163,233	$52,995	$21,738	$10,865	$248,831

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The net change in unrealized appreciation/depreciation for the six months ended June 30, 2017 and 2016 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at those respective period ends was $(5,360) and $89, respectively.
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value and the methods and significant assumptions used to estimate fair value. It excludes from this requirement nonfinancial assets and liabilities. Accordingly, the required fair value disclosures provide only a partial estimate of the fair value of the Company. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The Company's SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date. As of June 30, 2017, and December 31, 2016, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $151,410 and $159,708, respectively.
Note 6. Commitments and Contingencies
Unfunded commitments to the Company's portfolio companies as of June 30, 2017, were as follows:

Name of Portfolio Company	Investment Type	June 30, 2017
BCC Software, LLC	Senior Secured Revolver	$1,094
O2 Holdings, LLC	Senior Secured Loan	500
TRS Services, LLC	Senior Secured Term Loan	500
		$2,094
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2017.
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
Note 7. Borrowings
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
Under present regulations of the SBIC Act, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350,000. In connection with the SBIC Acquisition, the Company increased its total commitments to SBIC I LP to $75,000, which became a drop down SBIC fund of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to SBIC I LP. As of June 30, 2017, and December 31, 2016, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA.
On a stand-alone basis, SBIC I LP held $247,286 and $247,512 in assets at June 30, 2017, and December 31, 2016, respectively, which accounted for approximately 71% and 81% of the Company’s total consolidated assets, respectively. The SBIC assets can not be pledged under any debt obligation of the Company.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following table shows the Company’s outstanding SBA debentures payable as of June 30, 2017, and December 31, 2016:

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	June 30, 2017	December 31, 2016
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(2,847)	(3,037)
SBA debentures outstanding, net of unamortized deferred debt issuance costs			$147,033	$146,843
The Company received exemptive relief from the SEC effective November 26, 2013, which permits the Company to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.
The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.43% as of June 30, 2017. Interest expense on the SBA debentures was $1,282 and $2,551 for the three and six months ended June 30, 2017, respectively, which includes amortization of debt issuance costs of $95 and $191, respectively. Interest expense on the SBA debentures was $1,282 and $2,565 for the three and six months ended June 30, 2016, respectively, which includes amortization of debt issuance costs of $95 and $191, respectively.
The weighted-average fixed cash interest rate on the SBA debentures as of June 30, 2017, and December 31, 2016 was 3.18%.
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
The average dollar amount of borrowings outstanding during the three and six months ended June 30, 2017, was $676 and $3,155, respectively. The effective interest rate, which includes amortization of deferred debt issuance costs, as of June 30, 2017, was 5.56% based maximum amount available under the PWB Credit Facility. Deferred debt issuance costs, net of accumulated amortization, was $186 and $256 as of June 30, 2017 and December 31, 2016, respectively. Amortization of debt issuance costs was $35 and $70 for three and six months ended June 30, 2017, respectively. Availability under the PWB Credit Facility as of June 30, 2017, was $19,000 based on the stated advance rate of 50% under the borrowing base.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of June 30, 2017, the Company was in compliance with the applicable covenants.
Note 8. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements.
The Company has met the required distribution, source of income and asset diversification requirements as of June 30, 2017, and intends to continue to meet these requirements. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income from Company’s equity investments in pass-through entities, PIK dividends that have not yet been declared and paid by underlying portfolio companies, capital gains and losses and the net creation or utilization of capital loss carryforwards.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. If the tax characteristics of the Company’s $7,830 distributions paid during 2017 were determined as of June 30, 2017, approximately $738 would have represented return of capital to its stockholders.
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment related to goodwill amortization, excise taxes, and other permanent differences; and temporary differences between GAAP and tax treatment of realized gains and losses, income arising from Company’s equity investments in pass-through entities, PIK dividends, and other temporary differences. Reclassifications for three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Paid-in capital in excess of par	$46	$18	$64	$36
Undistributed net investment income	318	13	332	27
Accumulated net realized gain (loss)	(364)	(31)	(396)	(63)
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of June 30, 2017, and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016
Tax-basis amortized cost of investments	$292,693	$273,414
Tax-basis gross unrealized appreciation on investments	22,242	19,554
Tax-basis gross unrealized depreciation on investments	(18,027)	(11,341)
Tax-basis net unrealized appreciation on investments	4,215	8,213
Fair value of investments	$296,908	$281,627

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per share data:
Net asset value per share at beginning of period	$14.98	$14.65	$14.82	$14.76
Distributions (4)	(0.34)	(0.34)	(0.68)	(0.68)
Net investment income	0.33	0.36	0.67	0.73
Net realized gain on non-control/non-affiliate investments	0.01	—	0.01	0.26
Net realized gain on affiliate investments	0.07	—	0.08	—
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	(0.42)	0.10	(0.75)	(0.32)
Net change in unrealized appreciation/depreciation on affiliate investments	(0.26)	0.03	0.06	0.05
Net change in unrealized depreciation on control investment	0.09	(0.04)	0.16	(0.04)
Issuance of common stock (7)	(0.06)	—	(0.03)	—
Other (8)	—	—	0.06	—
Net asset value per share at end of period	$14.40	$14.76	$14.40	$14.76

Per share market value, end of period	$14.31	$12.85	$14.31	$12.85
Total return based on market value (1)	3.3%	1.9%	9.0%	17.8%
Total return based on net asset value (2)	(1.6)%	3.3%	1.6%	4.9%
Shares outstanding at end of period	13,331,655	9,694,322	13,331,655	9,694,322
Weighted average shares outstanding	13,197,759	9,692,346	11,458,706	9,691,764
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$168,692	$142,546	$160,387	$142,701
Net asset value at end of period	$191,996	$143,080	$191,996	$143,080
Net investment income	$4,316	$3,457	$7,656	$7,112
Ratio of total expenses to average net assets (5)	8.7%	11.9%	10.6%	11.9%
Ratio of net investment income to net assets at end of period (5)	9.0%	9.7%	8.0%	10.0%
Portfolio turnover (6)	19.5%	6.4%	19.4%	9.5%

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

(3)
Based on net asset values as the end of the indicated and preceding calendar quarter for three-month periods, and net asset values as the end of the indicated and two preceding calendar quarters for six-month periods..

(4)
The components of the distributions are presented on an income tax basis. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the tax characteristics of the Company’s distributions paid during 2017 were determined as of June 30, 2017, approximately $0.06 per share would represent a return of capital.

(5)	Annualized.

(6)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

(7)	The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the Offering.

(8)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10. Distributions
The Company intends to make distributions to its stockholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, it may in the future decide to retain such capital gains for investment.
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its ability to receive distributions from SBIC I LP, which is governed by SBA regulations. Consolidated cash and cash equivalents includes $40,072 held by SBIC I LP, which was not available for distribution at June 30, 2017.
The following table summarizes distributions declared and paid for the three and six months ended June 30, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six Months Ended June 30, 2016
March 7, 2016	March 17, 2016	March 31, 2016	$0.34	$3,280	1,154	$15
May 2, 2016	June 16, 2016	June 30, 2016	0.34	3,269	1,998	26
			$0.68	$6,549	3,152	41
Six Months Ended June 30, 2017
March 9, 2017	March 17, 2017	March 31, 2017	$0.34	$3,257	2,919	$41
May 2, 2017	June 16, 2017	June 30, 2017	0.34	4,483	3,439	49
			$0.68	$7,740	6,358	$90
For the six months ended June 30, 2017, $90 of the total $7,830 paid to stockholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 6,358 shares at an average value of $14.25 per share at the date of issuance. For the six months ended June 30, 2016, $41 of the total $6,590 paid to stockholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 3,152 shares at an average value of $12.89 per share at the date of issuance.
Since the Company’s IPO, distributions to stockholders total $58,709, or $5.95 per share, on a cumulative basis.
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. If the tax characteristics of the Company’s distributions paid during 2017 were determined as of June 30, 2017, approximately $0.06 per share of the Company’s distributions represented a return of capital to its stockholders, respectively.
Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type(1)	Interest, Fees and Dividends Credited to Income(2)	December 31, 2016, Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017, Fair Value
Control Investments
MTE Holding Corp.	Subordinated Loan	$725	$9,766	$28	$(2,711)	$7,083
	Common Equity	105	3,383	135	—	3,518
		830	13,149	163	(2,711)	10,601
Malabar International	Subordinated Loan	536	7,683	150	(4)	7,829
	Preferred Equity	65	5,868	1,608	—	7,476
		601	13,551	1,758	(4)	15,305

Total Control Investments		1,431	26,700	1,921	(2,715)	25,906

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Name of Portfolio Company	Investment Type(1)	Interest, Fees and Dividends Credited to Income(2)	December 31, 2016, Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017, Fair Value
Affiliate Investments
All Metals Holding, LLC	Senior Secured Loan	916	12,865	137	(70)	12,932
	Common Equity(5)	—	1,277	181	—	1,458
		916	14,142	318	(70)	14,390
Contract Datascan Holdings, Inc.	Subordinated Loan	485	7,902	3	95	8,000
	Preferred Equity(5)(6)	265	5,421	265	(259)	5,427
	Common Equity(5)	—	187	—	(187)	—
		750	13,510	268	(351)	13,427

Intelli-Mark Technologies, Inc.	Senior Secured Loan	613	8,841	68	(8,909)	—
	Common Equity(5)	—	1,998	—	(1,998)	—
		613	10,839	68	(10,907)	—

Master Cutlery, LLC	Subordinated Loan	310	4,440	3	(450)	3,993
	Preferred Equity(5)(6)	—	954	—	(954)	—
		310	5,394	3	(1,404)	3,993

NeoSystems Corp.	Subordinated Loan	252	3,656	408	(2,000)	2,064
	Preferred Equity(5)(6)	64	1,255	77	—	1,332
		316	4,911	485	(2,000)	3,396

Pfanstiehl Holdings, Inc	Subordinated Loan	191	3,810	—	(22)	3,788
	Common Equity	85	6,083	—	(1,620)	4,463
		276	9,893	—	(1,642)	8,251

Strategic Pharma Solutions, Inc.	Senior Secured Loan	490	8,383	196	—	8,579
	Preferred Equity(5)(6)	57	3,026	2,674	—	5,700
		547	11,409	2,870	—	14,279

TRS Services, Inc.	Senior Secured Loan	563	9,549	303	(56)	9,796
	Preferred Equity (Class AA units)(5)(6)	27	354	27	—	381
	Preferred Equity (Class A units)(5)(6)	204	1,707	1,362	—	3,069
		794	11,610	1,692	(56)	13,246

Total Affiliate Investments		4,522	81,708	5,704	(16,430)	70,982
Total Control and Affiliate Investments		$5,953	$108,408	$7,625	$(19,145)	$96,888

(1)	Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments.

(2)	Represents the total amount of interest, fees or dividends included in income for the six months ended June 30, 2017.

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
Note 12. Subsequent Events
On August 1, 2017, the Company’s Board declared a distribution of $0.34 per share for the third quarter of 2017, payable on September 29, 2017, to stockholders of record as of September 15, 2017.

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
Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments in middle-market companies in the United States. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the vast bulk of our portfolio companies since inception, and as of June 30, 2017. We believe that this market segment will continue to produce significant investment opportunities for us.
In April 2017, we issued 3,625,000 shares of our common stock in a follow-on public offering at an offering price of $14.57 per share (the "Offering"), including shares purchased by the underwriters pursuant to their exercise of the over-allotment option. OFS Advisor paid all of the underwriting discounts and commissions and an additional supplemental payment of $0.25 per share, representing the difference between the public offering price of $14.57 per share and the net offering proceeds of $14.82 per share, which also represented our NAV per share at the time of the Offering. All payments made by OFS Advisor in connection with the Offering are not subject to reimbursement by us. We received net proceeds from this Offering of $53.7 million
Our investment strategy includes SBIC I LP, a licensee under the SBA's SBIC program. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. On a stand-alone basis, SBIC I LP held approximately $247.3 million and $247.5 million in assets at June 30, 2017 and December 31, 2016, respectively, which accounted for approximately 71% and 81% of our total consolidated assets, respectively.
We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of June 30, 2017, floating rate and fixed rate loans comprised 76% and 24%, respectively, of our current debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. We expect to make quarterly distributions, such that we distribute substantially all of our ICTI. In addition, although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.
Further, we have elected to be taxed as a RIC under the Code. As a RIC, we are not required to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our ICTI. We are required to recognize ICTI in circumstances in which we have not received a corresponding payment in cash. For example, we hold debt obligations that are treated under applicable tax rules as issued with OID and debt instruments with PIK interest, and we must include in ICTI each year the portion of the OID and PIK interest that accrues for that year (as it accrues over the life of the obligation), irrespective of the fact the cash representing such income is received by us in that taxable year. The continued recognition of non-cash ICTI may cause difficulty in meeting the Annual Distribution Requirement. We may be required to sell investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities to meet this requirement. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
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
These allocations are generally based on the relative fair value of the Instruments at the time of the transaction, a process involving fair value estimates which is also a critical accounting policy and significant estimate. Moreover, these allocations and determinations can differ between GAAP and federal income tax bases. Once determined, these allocations directly effect the discount/premium and yield on debt securities, the cost and net gains/losses on equity securities, and capital structuring fees recognized in the statements of operations; and ICTI. These allocations require an understanding of the terms and conditions of the underlying agreements and requires significant management judgment. The table below presents the impact to the initial cost bases of allocated consideration to acquired Instruments for the six months ended June 30, 2017, and 2016, (in thousands):

	Six Months Ended June 30,
	2017	2016
Loans:
Net Loan Fees (excluding equity securities and cash amendment fees)	$(599)	$(433)
Equity securities (including performance-contingent fees)	—	(749)
Equity securities (including performance-contingent fees)	—	749
Capital structuring fees	(162)	(64)
Fair value estimates. As of June 30, 2017, approximately 85% of our total assets were carried on the consolidated balance sheets at fair value. As discussed more fully in “Item 1.–Financial Statements–Note 2” GAAP requires us to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our assets carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.
As described in “Item 1.–Financial Statements–Note 5”, we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair values of our investments. The most significant unobservable inputs in these fair value measurements are the discount rates, EBITDA multiples and projected cash flows contractually due from the investment.
We consider a variety of factors in our determination of the discount rate to be applied to an investment including, among other things, investment type, LIBOR swap rate, indicative yields from independent third-party sources and the yield on our investment relative to indicative yields at the time of our investment (initial and subsequent investments) in the portfolio company.
We also consider a variety of factors in our determination of the EBITDA multiple to be applied to an investment including, among other things, the actual EBITDA multiple for the last arms-length transaction, the ratio of the portfolio company’s EBITDA multiple to the average of EBITDA multiples on comparable public companies ("Comparable Multiples"), and the change in Comparable Multiples and the financial performance of the underlying comparable public companies relative to the financial performance of the portfolio company.
For both the discount rate and the EBITDA multiple we also consider developments at the portfolio company since our investment including, but not limited to, trends in the portfolio company’s earnings and leverage multiple, and input from our independent third-party valuation firms. This process typically results in a single selected discount rate and/or EBITDA multiple for each investment.

The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate and EBITDA multiple inputs used in our debt and equity investment valuations at June 30, 2017 (dollar amounts in thousands):

	Fair Value at June 30, 2017	Weighted average discount rate/EBITDA multiple at June 30, 2017	Discount rate sensitivity		EBITDA multiple sensitivity
Valuation Method / Investment Type			-10% Weighted average	+10% Weighted average	+0.5x	-0.5x
Discounted cash flow
Debt investments:
Senior Secured	$162,042	11.33%	$164,424	$158,689	N/A	N/A
Subordinated	41,960	14.63%	42,768	40,571	N/A	N/A

Enterprise value
Debt investments:
Senior Secured	$12,888	7.49x	N/A	N/A	$13,708	$12,005
Subordinated	$7,278	7.37x	N/A	N/A	$5,323	$4,046

Equity investments:
Preferred equity	$27,979	7.14x	N/A	N/A	$31,216	$24,627
Common equity and warrants	$9,845	5.52x	N/A	N/A	$10,108	$7,038
The table above presents the impact to our debt and equity investment fair value accounting measures by uniformly modifying our discount rate and EBITDA valuation inputs, as applicable. This discount rate sensitivity measures included in the table do not present the estimated effect of hypothetical changes in actual, observed interest rates, which would affect the cash flows from many of the underlying investments as they are indexed to LIBOR or the Prime Rate of interest, the operating environment of many of our portfolio companies, and other factors, as well as our estimates of the discount rate valuation input. The effect of hypothetical changes in actual, observed interest rates on our fair value measures is not subject to reasonable estimation.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into the Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1–Financial Statements–Note 3”.

•
We entered into the Administration Agreement with OFS Capital Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1–Financial Statements–Note 3.

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

Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2017, the fair value of our debt investment portfolio totaled $259.1 million in 40 portfolio companies, of which 78% and 22% were senior secured loans and subordinated loans, respectively, and approximately $37.8 million in equity investments, at fair value, in 17 portfolio companies in which we also held debt investments and two portfolio companies in which we solely held an equity investment. We had unfunded commitments of $2.1 million to three portfolio companies at June 30, 2017. Set forth in the tables and charts below is selected information with respect to our portfolio as of June 30, 2017, and December 31, 2016.
The following table summarizes the composition of our investment portfolio as of June 30, 2017, and December 31, 2016 (dollar amounts in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$208,376	$202,764	$182,315	$180,955
Subordinated debt investments	61,840	56,320	66,591	63,410
Preferred equity	24,872	27,979	23,293	23,721
Common equity and warrants	5,608	9,845	7,108	13,541
	$300,696	$296,908	$279,307	$281,627
Total number of portfolio companies	42	42	41	41

(1)
Includes debt investments in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $14,213 and $14,250 at June 30, 2017, respectively, and $28,945 and $29,276, at December 31, 2016, respectively

The following table shows the portfolio composition by geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio companies' corporate headquarters (dollar amounts in thousands):

	Amortized Cost				Fair Value
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
South - US	$129,821	43.2%	$120,005	42.9%	$134,217	45.2%	$122,511	43.5%
Northeast - US	107,150	35.7	85,693	30.7	91,434	30.8	78,186	27.8
West - US	43,109	14.3	59,120	21.2	46,638	15.7	61,219	21.7
Midwest - US	16,685	5.5	10,566	3.8	20,590	6.9	15,788	5.6
Canada	3,931	1.3	3,923	1.4	4,029	1.4	3,923	1.4
Total	$300,696	100.0%	$279,307	100.0%	$296,908	100.0%	$281,627	100.0%
As of June 30, 2017, our investment portfolio’s three largest industries by fair value, were (1) Manufacturing, (2) Professional, Scientific, and Technical Services, and (3) Health Care and Social Assistance, totaling approximately 47.8% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.
The following table presents our debt investment portfolio by investment size as of June 30, 2017, and December 31, 2016 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Up to $4,000	$29,868	11.1%	$34,547	13.9%	$34,157	13.2%	$41,419	17.0%
$4,001 to $7,000	64,151	23.7	57,996	23.3	57,354	22.1	55,342	22.6
$7,001 to $10,000	89,459	33.1	78,446	31.5	82,110	31.7	80,735	33.0
$10,001 to $13,000	24,676	9.1	34,549	13.9	38,050	14.7	37,593	15.4
Greater than $13,000	62,062	23.0	43,368	17.4	47,413	18.3	29,276	12.0
Total	$270,216	100.0%	$248,906	100.0%	$259,084	100.0%	$244,365	100.0%

The following table displays the composition of our performing debt investment portfolio by weighted average yield as of June 30, 2017, and December 31, 2016:

	June 30, 2017			December 31, 2016
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	11.6%	—%	9.2%	8.7%	11.4%	9.5%
8% - 10%	16.6	—	13.0	7.7	—	5.6
10% - 12%	47.3	10.9	39.6	32.6	11.9	27.0
12% - 14%	9.0	46.8	17.0	30.9	58.1	38.2
Greater than 14%	15.5	42.3	21.2	20.1	18.6	19.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield	11.17%	13.47%	11.66%	11.95%	12.44%	12.08%
(1) The weighted average yield on our performing debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments, excluding assets on non-accrual basis as of the balance sheet date. Including assets on non-accrual, the weighted average yield of our debt investment portfolio was 11.04% and 11.72%, at June 30, 2017 and December 31, 2017.
The weighted average yield decreased from 12.08% at December 31, 2016 to 11.66% at June 30, 2017, primarily due to the deployment of cash during the three months ended June 30, 2017, including partial deployment of proceeds received from our April 2017 follow-on public offering, into $39.2 million of senior secured debt investments with a weighted average yield of 9.2% at June 30, 2017. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
As of June 30, 2017, and December 31, 2016, floating rate loans at fair value were 76% and 66% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 24% and 34% of our debt investment portfolio, respectively.
Investment Activity
The following is a summary of our investment activity for the three and six months ended June 30, 2017 and 2016 (in millions).

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$58.8	$0.3	$58.8	$0.3
Investments in existing portfolio companies
Follow-on investments	6.5	0.5	12.1	0.5
Delayed draw funding	—	—	0.5	—
Total investments in existing portfolio companies	6.5	0.5	12.6	0.5
Total investments in new and existing portfolio companies	$65.3	$0.8	$71.4	$0.8
Number of new portfolio company investments	9	—	9	1
Number of existing portfolio company investments	4	—	9	1

Proceeds/distributions from principal payments/ equity investments	$19.4	$—	$51.4	$—
Proceeds from investments sold or redeemed	—	—	—	2.4
Total proceeds from principal payments, equity distributions and investments sold	$19.4	$—	$51.4	$2.4

As of August 4, 2017, we closed $10.8 million of additional new investments during the third quarter of 2017, including an $8.7 million subordinated debt investment and $0.7 million common equity investment in a new portfolio company, a $0.9 million preferred equity investment in an existing portfolio company, and a $0.5 million senior secured delayed draw funding in an existing portfolio company.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Debt Investments	Equity Investments	Debt Investments		Equity Investments
Investments in new portfolio companies	$9.2	$—	$9.2		$—
Investments in existing portfolio companies
Follow-on investments	7.7	0.8	11.0	(1)	0.8
Refinanced investments	—	—	3.4		—
Total investments in existing portfolio companies	7.7	0.8	14.4		0.8
Total investments in new and existing portfolio companies	$16.9	$0.8	$23.6		$0.8
Number of new portfolio company investments	3	—	3		—
Number of existing portfolio company investments	4	1	6		1

Proceeds/distributions from principal payments/ equity investments	$15.7	$—	$31.6		$—
Proceeds from investments sold or redeemed	—	—	—		2.1
Total proceeds from principal payments, equity distributions and investments sold	$15.7	$—	$31.6		$2.1

(1)	Acquired no-cost LLC membership interest in connection with a follow-on debt investment in an existing portfolio company valued at $0.3 million.
During the six months ended June 30, 2016, we converted a $1.8 million portion of our subordinated debt investment in Southern Technical Institute, LLC, with a principal amount of $1.8 million into equity units and warrants valued at $1.8 million. No gain or loss was recognized as a result of the conversion. In addition, we received equity in a portfolio company as consideration for an amendment to a senior secured debt investment in the same portfolio company with a fair value of $0.2 million.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2016. The following table shows the classification of our debt investments portfolio by credit risk rating as of June 30, 2017, and December 31, 2016 (dollar amounts in thousands):

	June 30, 2017		December 31, 2016
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	3,788	1.5	3,810	1.6
3 (Average)	222,246	85.7	192,078	78.6
4 (Special Mention)	28,020	10.8	43,084	17.6
5 (Substandard)	—	—	5,393	2.2
6 (Doubtful)	5,030	2	—	—
7 (Loss)	—	—	—	—
	$259,084	99.9%	$244,365	100.0%

During the six months ended June 30, 2017, we reclassified one debt investment from risk category 3 to risk category 6 with a fair value of $6.3 million at December 31, 2016, and one debt investment from risk category 5 to risk category 6 at December 31, 2016, primarily due to a degradation in the underlying businesses of the respective portfolio company. These two debt investments comprised our risk category 6 category and were designated non-accrual at June 30, 2017. In addition, we reclassified two debt investment from risk category 4 to risk category 3, with an aggregate fair value at December 31, 2016 of $13.6 million. All other year changes in distribution of our debt investments across risk categories, were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments within the categories, and other investment activity.
Non-Accrual Loans and Discontinued PIK and Cash Dividend Accruals
At June 30, 2017, we had two loans (Community Intervention Services, Inc. and My Alarm Center, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $14,340 and $5,030, respectively. In July 2017, the My Alarm Center, LLC loan was restructured and converted into preferred equity securities. At December 31, 2016, we had one loan (Community Intervention Services, Inc.) on non-accrual status with respect to PIK interest and Net Loan Fees with an amortized cost and fair value of $7,639 and $5,393, respectively.
At June 30, 2017, we had two preferred equity securities (Master Cutlery, LLC and Stancor, L.P.), with an aggregate amortized cost and fair value of $4,984 and $875, respectively, for which we discontinued the PIK dividend accrual. In addition, at June 30, 2017, we discontinued recognition of the cash preferred dividend from its investment in Master Cutlery, LLC. At December 31, 2016, we had one preferred equity security (Master Cutlery, LLC) with an amortized cost and fair value of $3,483, and $954, respectively, for which we discontinued the PIK dividend accrual.

Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of June 30, 2017, floating rate and fixed rate loans comprised 76% and 24%, respectively, of our current debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our investments provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain portfolio companies, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
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
Comparison of the three and six months ended June 30, 2017, and 2016
Consolidated operating results for the three and six months ended June 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
Interest income:
Cash interest income	$6,235	$5,820	$12,850	$11,909
Net Loan Fee amortization	328	444	669	810
PIK interest income	335	265	649	557
Other interest income	72	63	83	79
Total interest income	6,970	6,592	14,251	13,355
Dividend income:
Preferred equity cash dividends	32	115	65	328
Preferred equity PIK dividends	396	335	779	636
Common equity dividends	150	89	240	132
Total dividend income	578	539	1,084	1,096
Fee income:
Management, valuation, and other	42	60	84	98
Prepayment, structuring, and other fees	388	492	593	977
Total fee income	430	552	677	1,075
Total investment income	7,978	7,683	16,012	15,526
Total expenses	3,662	4,226	8,356	8,414
Net investment income	4,316	3,457	7,656	7,112
Net gain (loss) on investments	(6,597)	881	(5,071)	(495)
Net increase (decrease) in net assets resulting from operations	$(2,281)	$4,338	$2,585	$6,617
Interest income by debt investment type for the three and six months ended June 30, 2017 and 2016, is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Senior secured debt investments	$5,069	$4,450	$10,449	$8,951
Subordinated debt investments	1,901	2,142	3,802	4,404
Total interest income	$6,970	$6,592	$14,251	$13,355
Interest income increased by $0.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily due to a $0.6 million increase caused by a 10% increase in the average outstanding loan balance, offset by a $0.1 million decrease caused by a 2% decrease in our weighted average yield in our portfolio, and a $0.1 million decrease in Net Loan Fee amortization. Acceleration of Net Loan Fees of $0.1 million and $0.2 million were included in interest income for the three months ended June 30, 2017 and 2016, respectively.

Interest income increased by $0.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily due to a $1.2 million increase caused by a 10% increase in the average outstanding loan balance, offset by a $0.2 million decrease caused by a 2% decrease in our weighted average yield in our portfolio, and a $0.1 million decrease in accelerated Net Loan Fee amortization. Acceleration of Net Loan Fees of $0.5 million and $0.3 million were included in interest income for the six months ended June 30, 2017 and 2016, respectively.
Fee income decreased by $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a $0.2 million decrease in prepayment fees, offset by a $0.1 million increase in structuring fees. We recorded prepayment fees of $0.2 million resulting from $11.3 million of unscheduled principal payments during the three months ended June 30, 2017 compared to prepayment fees of $0.4 million resulting from $12.7 million of unscheduled principal payments we recorded during the three months ended June 30, 2016. We recorded structuring fees of $0.2 million in connection with the closing of $18.3 million of investments during the three months ended June 30, 2017 compared to structuring fees of $0.1 million in connection with the closing of $5.0 million of investments during the three months ended June 30, 2016.
Fee income decreased by $0.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $0.5 million decrease in prepayment fees, offset by a $0.1 million increase in structuring fees. We recorded prepayment fees of $0.4 million resulting from $28.2 million of unscheduled principal payments during the six months ended June 30, 2017 compared to prepayment fees of $0.9 million resulting from $24.9 million of unscheduled principal payments we recorded during the six months ended June 30, 2016. We recorded structuring fees of $0.2 million in connection with the closing of $18.3 million of investments during the six months ended June 30, 2017 compared to structuring fees of $0.1 million in connection with the closing of $6.2 million of investments during the six months ended June 30, 2016.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense	$1,339	$1,308	$2,726	$2,616
Management fees	1,224	1,089	2,416	2,204
Incentive fee	(22)	857	1,159	1,590
Professional fees	293	303	556	617
Administration fee	307	326	708	754
General and administrative expenses	521	343	791	633
Total expenses	$3,662	$4,226	$8,356	$8,414

Management fee expense for the three and six months ended June 30, 2017, increased over the corresponding periods in the prior year due to an increase in our average total assets, primarily due to a increase in net investment activity, including additional deployment of funds from the Offering.
Incentive fee expense decreased by $0.9 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease was primarily due to a $0.3 decrease in the accrued Capital Gains Fee during three months ended June 30, 2017, which represents the reversal of the accrued Capital Gains Fee at March 31, 2017, and a $0.6 million decrease in the Part One incentive fee, due to a share issuance adjustment related to the Offering, determined by adjusting the value of net assets, at March 31, 2017 by the daily weighted average of the Offering proceeds available to us during the three months ended June 30, 2017.
Incentive fee expense decreased by $0.4 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease was primarily due to a $0.6 million decrease in Part One incentive fees, due to a share issuance adjustment related to the Offering, determined by adjusting the value of net assets, at March 31, 2017 by the daily weighted average of the Offering proceeds available to us during the three months ended June 30, 2017, offset by an increase in the accrued Capital Gains Fee. During the six months ended June 30, 2017 we did not incur a Capital Gains Fee, compared to a Capital Gains Fee of $(0.1) million recorded during six months ended June 30, 2016, which represents the reversal of the accrued Capital Gains Fee at December 31, 2015.
General and administrative fee expenses increased by $0.2 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to the write-off of deferred common stock offering costs in connection with the expiration of the related shelf registration statement.

General and administrative fee expenses increased by $0.2 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the write-off of deferred common stock offering costs in connection with the expiration of the related shelf registration statement.
Net Gain (Loss) on Investments
Net gain (loss) by investment type for the three and six months ended June 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Senior secured debt	$(2,647)	$2,609	$(4,237)	$1,227
Subordinated debt	(2,131)	(392)	(2,354)	(79)
Preferred equity	(310)	(2,673)	2,679	(4,052)
Common equity and warrants	(1,509)	1,337	(1,159)	2,409
Net gain (loss) on investments	(6,597)	881	$(5,071)	$(495)
Three and six months ended June 30, 2017
We recognized net losses of $2.6 million on senior secured debt during the three months ended June 30, 2017, primarily as a result of the negative impact of portfolio company-specific performance factors, including an unrealized loss of $3.0 million recognized on our senior secured debt investment in My Alarm Center, LLC, which was placed on non-accrual at June 30, 2017, partially offset primarily by the positive impact of changes to certain market loan indices.
We recognized net losses of $4.2 million on senior secured debt during the six months ended June 30, 2017, primarily as a result of the negative impact of portfolio company-specific performance factors, including an unrealized loss of $5.1 million recognized on our senior secured debt investment in My Alarm Center, LLC, which was placed on non-accrual at June 30, 2017, partially offset by the positive impact of changes to certain market loan indices. A cumulative unrealized loss of $5.0 million at June 30, 2017, on My Alarm Center, LLC was realized subsequent to June 30, 2017 upon restructure of the senior secured debt investment and will be reflected in our third quarter financial statements.
We recognized net losses of $2.1 million on subordinated debt during the three months ended June 30, 2017, primarily as a result of the negative impact of portfolio company-specific performance factors, including an unrealized loss of $1.4 million recognized on our subordinated debt investment in Community Intervention Services, Inc., which was placed on non-accrual during 2016.
We recognized net losses of $2.4 million on subordinated debt during the six months ended June 30, 2017, primarily as a result of the net negative impact of portfolio company-specific performance factors, including an unrealized loss of $2.1 million recognized on our subordinated debt investment in Community Intervention Services, Inc., which was placed on non-accrual during 2016.
We recognized net losses of $0.3 million on preferred equity investments for the three months ended June 30, 2017, primarily as a result of the net negative impact of portfolio company-specific performance factors, offset by the net positive impact from changes to EBITDA multiples used in our valuations.
We recognized net gains of $2.7 million on preferred equity investments for the six months ended June 30, 2017, primarily as a result of the net positive impact from changes to EBITDA multiples used in our valuations, offset by the net negative impact of portfolio company-specific performance factors.
We recognized net losses of $1.5 million on common equity and warrant investments for the three months ended June 30, 2017, primarily as a result of the negative impact of portfolio company-specific performance factors. Included in the net loss was a realized gain of $0.9 million from the sale of a common equity investment, which through March 31, 2017, we recognized unrealized gains of $0.7 million, resulting in a net gain of $0.2 million during the three months ended June 30, 2017.
We recognized net losses of $1.2 million on common equity and warrant investments for the six months ended June 30, 2017, primarily as a result of the negative impact of portfolio company-specific performance factors. Included in the net loss was a realized gain of $0.9 million from the sale of a common equity investment, which through December 31, 2016, we recognized unrealized gains of $0.5 million, resulting in a net gain of $0.4 million during the six months ended June 30, 2017.

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

We recognized net losses of $2.7 million on preferred equity investments for the three months ended June 30, 2016, primarily as a result of the net impact of company-specific performance and other factors on our valuations, offset by the net impact of investments moving closer to their expected exit events.

We recognized net losses of $4.1 million on preferred equity investments for the six months ended June 30, 2016, primarily as a result of the net impact of company-specific performance and other factors on our valuations, offset by the net impact of investments moving closer to their expected exit events.

We recognized net gains of $1.3 million on common equity and warrant investments for the three months ended June 30, 2016 primarily attributable to the net impact of portfolio company-specific performance factors, and the impact of exit-event assumptions on our valuations.

We recognized net gains of $2.4 million on common equity and warrant investments for the six months ended June 30, 2016 primarily attributable to the net impact of portfolio company-specific performance factors, and the impact of exit-event assumptions on our valuations. During the six months ended June 30, 2016, we realized gains of $2.6 million principally from the redemption of a common equity investment. We held this investment from the first quarter of 2014 and recognized unrealized gains of $2,062 and $498 during the years ended December 31, 2015 and 2014, respectively. There was no net gain during the six months ended June 30, 2016, on this transaction.
Liquidity and Capital Resources
We manage the liquidity of SBIC I LP ("SBIC Liquidity") separately from our general corporate liquidity ("Corporate Liquidity"). Our Corporate Liquidity and our SBIC Liquidity includes cash and cash equivalents of $6.8 million and $40.1 million at June 30, 2017, respectively. Additionally, we have $19.0 million in Corporate Liquidity available from our PWB Credit Facility at June 30, 2017. Transfers from SBIC Liquidity to Corporate Liquidity are limited by SBA regulations to a statutory measure of undistributed accumulated earnings, and our ability to transfer liquidity from Corporate Liquidity to SBIC Liquidity is currently limited to capital contributions to SBIC I LP. Additionally, the use of SBIC Liquidity is limited by regulation; see "Item 1.–Business–Small Business Investment Company Regulations" in our Annual Report on Form 10-K for the year ended December 31, 2016. Distributions to stockholders are from Corporate Liquidity. During the six months ended June 30, 2017, we transferred $3.1 million from from SBIC Liquidity to Corporate Liquidity.
Sources and Uses of Cash and Cash Equivalents
We generate cash through operations from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment at a price greater than cost. As discussed in "Item 1.–Financial Statements–Note 3", we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which includes investment income that we may not have received in cash. In addition, we must distribute substantially all our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. Historically, our distributions resulted in a distribution in excess of taxable income, and we have limited history of net taxable gains. We also obtain cash to fund investments or for general corporate activities from the issuance of securities and our revolving line of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash from net investment income	$5,463	$5,040
Cash received from realized gains	899	2,121
Net sales and repayments (purchases and originations) of portfolio investments excluding cash received from realized gains	(19,309)	11,262
Net cash provided by (used in) operating activities	(12,947)	18,423
Proceeds from common stock offering, net of expenses	53,448	—
Cash distributions paid	(7,740)	(6,549)
Net repayment of borrowings on PWB Credit Facility	(3,500)	—
Change in cash and cash equivalents	$29,261	$11,874
At June 30, 2017, we held cash and cash equivalents of $46.9 million, an increase of $29.3 million from December 31, 2016.
Cash from net investment income
Net cash from net investment income increased $0.4 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, principally due to an increase in interest income collected, offset by a decrease in fees and cash dividends collected.
Cash received from realized gains
Cash received on realized gains may differ from realized gains in the statement of operations due to delays in the receipt of sale proceeds related to escrow and earn-out provisions in the investment sales transactions.
Net sales and repayments (purchases and originations) of portfolio investments excluding cash received from realized gains
During the six months ended June 30, 2017, net purchases and originations of portfolio investments were primarily due to $72.4 million of cash we used to purchase portfolio investment, offset by $52.9 million of cash we received from original cost repayments on our portfolio investments. During the six months ended June 30, 2016, sales and repayments of portfolio investments were primarily due to $30.9 million of cash we received from principal payments on our portfolio investments. These cash receipts were offset by $20.3 million of cash we used to purchase portfolio investments.
Proceeds from common stock offering, net of expenses
In April 2017, we issued 3,625,000 shares of our common stock in a follow-on public offering at an offering price of $14.57 per share, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option. OFS Advisor paid all of the underwriting discounts and commissions and an additional supplemental payment of $0.25 per share, representing the difference between the public offering price of $14.57 per share and the net offering proceeds of $14.82 per share, which also represented our NAV per share at the time of the Offering. All payments made by OFS Advisor in connection with the Offering are not subject to reimbursement by us. We received net proceeds from this Offering of $53.7 million
 SBA Debentures
 As a result of the SBIC Acquisition, SBIC I LP became our wholly-owned subsidiary effective December 4, 2013. SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate is fixed at the first pooling date after issuance, which is March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of December 31, 2016 and 2015, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA.
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
On a stand-alone basis, SBIC I LP held $247.3 million, and $247.5 million in assets at June 30, 2017, and December 31, 2016, respectively, which accounted for approximately 71% and 81% of the Company’s total consolidated assets, respectively.
SBIC I LP is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. If SBIC I LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit SBIC I LP’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC I LP from making new investments.
PWB Credit Facility
The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on October 31, 2018. As of June 30, 2017, we had $6.0 million outstanding at a fixed interest rate of 5% per annum, and $19.0 million available for use under the PWB Credit Facility. In addition, we incur an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion of the PWB Credit Facility in excess of $15.0 million.
The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets, excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of June 30, 2017, the Company was in compliance with the applicable covenants.
Other Liquidity Matters
We expect to fund the growth of our investment portfolio utilizing borrowings under SBA debentures, follow-on equity offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at June 30, 2017), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of June 30, 2017 (in thousands):

	Payments due by period
	Total	Less than year	1-3 years (2)	3-5 years	After 5 years (2)
Contractual Obligations (1)

PWB Credit Facility	$6,000	$—	$6,000	$—	$—
SBA Debentures	149,880	—	—	—	149,880
Total	$155,880	$—	$6,000	$—	$149,880

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	The PWB Credit Facility is scheduled to mature on October 31, 2018. The SBA debentures are scheduled to mature between September 2022 and 2025.
We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $2.1 million of total unfunded commitments to three portfolio companies at June 30, 2017.
Distributions
We are taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense. If the tax characteristics of the distributions paid during fiscal 2017 were determined as of June 30, 2017, we estimate that approximately $0.06 per share would represent a return of capital.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Assuming that the interim and unaudited consolidated balance sheet as of June 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands).

Basis point increase	Interest income	Interest expense	Net increase (decrease)
50	$1,048	$—	$1,048
100	2,019	—	2,019
150	3,033	—	3,033
200	4,046	—	4,046
250	5,059	—	5,059

Basis point decrease	Interest income	Interest expense	Net increase (decrease)
50	$(413)	$—	$(413)
100	(474)	—	(474)
150	(496)	—	(496)
200	(496)	—	(496)
250	(496)	—	(496)
Item 4. Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness identified in the fourth quarter of 2016 related to the design and effectiveness of controls over certain key assumptions and underlying data used in our investment valuations, as disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016. To address this material weakness, we have taken steps to address the underlying causes of the material weakness as described further in “—Remediation Efforts.” Accordingly, we believe that the consolidated financial statements included in this quarterly report on Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2017. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2017, we issued 3,439 shares of common stock to stockholders in connection with our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $49,000.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Not applicable.

 Item 6. Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
11.1	Computation of Per Share Earnings				+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

+	Included in the consolidated statements of operations contained in this report
*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2017	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
11.1	Computation of Per Share Earnings				+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

+	Included in the consolidated statements of operations contained in this report
*	Filed herewith
†	Furnished herewith