Form 10-Q
period 2017-09-30
OFS Capital Corp
filed 2017-11-03
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 1, 2017 was 13,334,851.

OFS CAPITAL CORPORATION

Defined Terms
We have used "we," "us," "our", "our company", and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurements and Disclosures"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
Code	Internal Revenue Code of 1986, as amended
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a non-traded BDC with an investment strategy similar to the Company for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment advisory agreement between the Company and OFS Advisor
LIBOR	London Interbank Offered Rate
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the 1940 Act
OFS Capital WM	OFS Capital WM, LLC, a wholly-owned investment company subsidiary
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, an established investment platform focused on meeting the capital needs of middle-market companies
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender.
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958
SBIC I LP	OFS SBIC I, LP, a wholly-owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or an SBIC, or maintaining our tax treatment as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	the ability of SBIC I LP and any other portfolio companies to make distributions enabling us to meet RIC requirements;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $224,616 and $178,279, respectively)	$212,206	$173,219
Affiliate investments (amortized cost of $67,260 and $76,306, respectively)	73,727	81,708
Control investments (amortized cost of $10,182 and $24,722, respectively)	10,697	26,700
Total investments at fair value (amortized cost of $302,058 and $279,307, respectively)	296,630	281,627
Cash and cash equivalents	53,868	17,659
Interest receivable	1,782	1,770
Prepaid expenses and other assets	4,229	3,974
Total assets	$356,509	$305,030

Liabilities
Revolving line of credit	$17,100	$9,500
SBA debentures (net of deferred debt issuance costs of $2,752 and $3,037, respectively)	147,128	146,843
Interest payable	395	1,599
Management and incentive fees payable	2,400	2,119
Administration fee payable	382	435
Accrued professional fees	368	477
Other liabilities	80	279
Total liabilities	167,853	161,252

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2017, and December 31, 2016, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,334,851 and 9,700,297 shares issued and outstanding as of September 30, 2017, and December 31, 2016, respectively	133	97
Paid-in capital in excess of par	189,278	134,300
Accumulated undistributed net investment income	6,942	6,731
Accumulated undistributed net realized gain (loss)	(2,269)	330
Accumulated net unrealized appreciation (depreciation) on investments	(5,428)	2,320
Total net assets	188,656	143,778

Total liabilities and net assets	$356,509	$305,030

Number of shares outstanding	13,334,851	9,700,297
Net asset value per share	$14.15	$14.82

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income:
Non-control/non-affiliate investments	$5,759	$4,355	$15,281	$13,522
Affiliate investments	1,796	1,643	5,382	5,000
Control investment	263	582	1,406	1,413
Total interest income	7,818	6,580	22,069	19,935
Dividend income:
Non-control/non-affiliate investments	77	102	289	264
Affiliate investments	242	343	944	1,166
Control investments	92	83	262	194
Total dividend income	411	528	1,495	1,624
Fee income:
Non-control/non-affiliate investments	679	169	1,004	1,164
Affiliate investments	197	48	431	87
Control investments	17	34	135	75
Total fee income	893	251	1,570	1,326

Total investment income	9,122	7,359	25,134	22,885

Expenses
Interest expense	1,503	1,320	4,229	3,936
Management fees	1,310	1,120	3,726	3,324
Incentive fee	1,090	817	2,249	2,407
Professional fees	284	260	840	877
Administration fee	274	255	982	1,009
General and administrative expenses	259	290	1,050	923

Total expenses	4,720	4,062	13,076	12,476

Net investment income	4,402	3,297	12,058	10,409

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(5,204)	58	(5,041)	2,624
Net realized gain on affiliate investments	3,617	—	4,491	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	1,196	(538)	(7,350)	(3,668)
Net unrealized appreciation (depreciation) on affiliate investments	(2,901)	(363)	(2,243)	79
Net unrealized appreciation (depreciation) on control investment	65	(66)	1,845	(439)

Net loss on investments	(3,227)	(909)	(8,298)	(1,404)

Net increase in net assets resulting from operations	$1,175	$2,388	$3,760	$9,005

Net investment income per common share – basic and diluted	$0.33	$0.34	$1.00	$1.07
Net increase in net assets resulting from operations per common share – basic and diluted	$0.09	$0.25	$0.31	$0.93
Distributions declared per common share	$0.34	$0.34	$1.02	$1.02
Basic and diluted weighted average shares outstanding	13,331,690	9,694,353	12,089,895	9,692,634

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Increase in net assets resulting from operations:
Net investment income	$12,058	$10,409
Net realized gain (loss) on investments	(550)	2,624
Net change in unrealized appreciation/depreciation on investments	(7,748)	(4,028)
Net increase in net assets resulting from operations	3,760	9,005
Distributions to stockholders from:
Accumulated net investment income	(12,362)	(9,886)
Total distributions to stockholders	(12,362)	(9,886)
Common stock transactions:
Public offering of common stock, net of expenses	53,348	—
Reinvestment of stockholder distributions	132	79
Net increase in net assets resulting from capital transactions	53,480	79
Net increase in net assets	44,878	(802)
Net assets:
Beginning of period	$143,778	$143,012
End of period	$188,656	$142,210
Accumulated undistributed net investment income	$6,942	$5,320
Common stock activity:
Public offering of common stock	3,625,000	—
Common stock issued from reinvestment of stockholder distributions	9,554	6,040
Common stock issued and outstanding at beginning of period	9,700,297	9,691,170
Common stock issued and outstanding at end of period	13,334,851	9,697,210

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$3,760	$9,005
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss on investments	550	(2,624)
Net change in unrealized appreciation/depreciation on investments	7,748	4,028
Amortization of Net Loan Fees	(1,187)	(1,162)
Amendment fees collected	112	107
Payment-in-kind interest and dividend income	(2,199)	(1,903)
Amortization of deferred debt issuance costs	402	330
Amortization of intangible asset	147	146
Purchase and origination of portfolio investments	(114,663)	(40,179)
Proceeds from principal payments on portfolio investments	86,527	37,137
Proceeds from sale or redemption of portfolio investments	7,456	2,115
Changes in operating assets and liabilities:
Interest receivable	(12)	(267)
Interest payable	(1,204)	(1,157)
Management and incentive fees payable	281	(301)
Administration fee payable	(53)	(122)
Other assets and liabilities	(147)	(71)
Net cash provided by (used in) operating activities	(12,482)	5,082
Cash flows from financing activities
Proceeds from common stock offering, net of expenses	53,423	—
Distributions paid to stockholders	(12,231)	(9,807)
Borrowings under revolving line of credit	28,000	—
Repayments under revolving line of credit	(20,400)	—
Payment of debt issuance costs	(101)	—
Net cash provided by (used in) financing activities	48,691	(9,807)
Net increase in cash and cash equivalents	36,209	(4,725)
Cash and cash equivalents — beginning of year	17,659	32,714
Cash and cash equivalents — end of year	$53,868	$27,989

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$5,031	$4,731
Distributions paid by issuance of common stock	132	79

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
September 30, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		10.34%	(L +9.00%)	12/26/2020	$3,500	$3,474	$3,570	1.8%

Avison Young Canada, Inc.	Offices of Real Estate Agents and Brokers
Senior Secured Loan (5) (6)		9.50%	N/A	12/15/2021	4,000	3,935	4,038	2.0

BCC Software, LLC (5)	Custom Computer Programming Services
Senior Secured Loan		9.24%	(L +8.00%)	6/20/2019	6,799	6,743	6,821	3.5
Senior Secured Loan (Revolver) (10) (4)		N/A	(L +8.00%)	6/20/2019	—	(6)	—	—
					6,799	6,737	6,821	3.5
BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		8.73%	(L +7.50%)	2/3/2025	7,300	7,268	6,999	3.7

Carolina Lubes, Inc. (5) (9)	Automotive Oil Change and Lubrication Shops
Senior Secured Loan		9.26%	(L +7.25%)	8/23/2022	21,411	21,226	21,226	11.3
Senior Secured Loan (Revolver)		9.26%	(L +7.25%)	8/23/2022	—	(14)	(14)	—
Preferred Equity (973 units) 14% PIK						2,937	2,937	1.6
					21,411	24,149	24,149	12.9
Community Intervention Services, Inc. (5)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (7) (11)		7.0% cash / 6.0% PIK	N/A	1/16/2021	8,399	7,639	2,038	1.1
Common equity (Success Fee) (10)						—	—	—
					8,399	7,639	2,038	1.1
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.99%	(L +9.75%)	5/8/2019	7,851	7,808	7,653	4.1

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		6.33%	(L +5.00%)	4/21/2024	4,963	4,916	4,981	2.6
Senior Secured Loan		10.33%	(L +9.00%)	4/21/2025	9,950	9,809	9,915	5.3
					14,913	14,725	14,896	7.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		4.32%	(L +3.00%)	8/15/2024	$1,400	$1,393	$1,400	0.7%
Senior Secured Loan		8.32%	(L +7.00%)	8/15/2025	5,600	5,545	5,520	2.9
					7,000	6,938	6,920	3.6
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.0% cash / 1.0% PIK	N/A	1/13/2023	8,807	8,723	8,723	4.6
Common equity (71,250 units)						713	713	0.4
					8,807	9,436	9,436	5.0
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		8.08%	(L +6.75%)	8/27/2018	3,942	3,926	3,618	1.9

Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		5.83%	(L +4.50%)	6/30/2019	1,939	1,929	1,939	1.0

Jobson Healthcare Information, LLC (5)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (11)		10.13% cash / 5.05% PIK	(L +13.18%)	7/21/2019	15,247	15,007	11,841	6.3
Warrants (1,056,428 member units) (10)				7/21/2019 (12)		454	—	—
					15,247	15,461	11,841	6.3
LRI Holding, LLC (5)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		10.59%	(L +9.25%)	6/30/2022	18,500	18,346	18,553	9.8
Preferred Equity (238,095 units)						300	324	0.2
					18,500	18,646	18,877	10.0
Maverick Healthcare Equity, LLC (5)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (10)						900	132	0.1
Common Equity (1,250,000 units) (10)						—	—	—
						900	132	0.1
My Alarm Center, LLC (5)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK (10)						1,509	1,509	0.8
Preferred Equity (1,198 Class B units)						1,198	1,198	0.6
Common Equity (64,149 units)						—	—	—
						2,707	2,707	1.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
MYI Acquiror Limited (6)	Insurance Agencies and Brokerages
Senior Secured Loan		5.80%	(L +4.50%)	5/28/2019	$4,686	$4,682	$4,674	2.5%

NVA Holdings, Inc.	Veterinary Services
Senior Secured Loan		8.33%	(L +7.00%)	8/14/2022	743	743	750	0.4

O2 Holdings, LLC (5)	Fitness and Recreational Sports Centers
Senior Secured Loan		12.23%	(L +11.00%)	9/2/2021	10,500	10,428	10,389	5.5

Planet Fitness Midwest LLC (5)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	12/16/2021	5,000	4,962	5,033	2.7

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50%	N/A	10/31/2021	6,205	6,154	6,070	3.2
Common equity (499 units) (10)						499	255	0.1
					6,205	6,653	6,325	3.3
Quantum Spatial, Inc.	Other Information Services
Senior Secured Loan		6.75%	(L +5.50%)	11/27/2017	2,382	2,382	2,375	1.3

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Loan		8.48%	(L +7.25%)	10/3/2022	1,660	1,647	1,643	0.9

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.83%	(L +4.50%)	5/26/2023	1,912	1,894	1,897	1.0
Senior Secured Loan		9.83%	(L +8.50%)	11/26/2023	4,821	4,752	4,764	2.5
					6,733	6,646	6,661	3.5
Security Alarm Financing Enterprises, L.P. (5)	Security Systems Services (except Locksmiths)
Subordinated Loan (14)		14.00% cash / 0.3% PIK	(L +13.00%)	6/19/2020	12,514	12,422	12,253	6.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		12.74%	(L +11.50%)	7/24/2019	$4,198	$4,153	$4,282	2.3%
Preferred Equity (5,000 units) (10) (13)						516	516	0.3%
					4,198	4,669	4,798	2.6
smarTours, LLC (5)	Tour Operators
Preferred Equity (500,000 units) (10)						439	1,424	0.8

Southern Technical Institute, LLC (5)	Colleges, Universities, and Professional Schools
Subordinated Loan		10.30% cash / 3.0% PIK	(L +12.00%)	12/2/2020	3,494	3,423	2,741	1.5
Preferred Equity (1,764,720 units), 15.75% PIK (8) (10)						2,094	170	0.1
Warrants (2,174,905 units) (10)				3/30/2026 (12)		46	—	—
					3,494	5,563	2,911	1.6
Stancor, L.P. (5)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		9.73%	(L +8.50%)	8/19/2019	8,382	8,354	8,343	4.4
Preferred Equity (1,250,000 units), 8% PIK (8) (10)						1,501	1,046	0.6
					8,382	9,855	9,389	5.0
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.99%	(L +7.75%)	11/6/2021	7,334	7,300	7,401	3.9

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		9.58%	(L +8.25%)	4/21/2025	4,941	4,870	5,003	2.7
Senior Secured Loan		5.33%	(L +4.00%)	4/21/2024	1,380	1,367	1,387	0.7
					6,321	6,237	6,390	3.4
United Biologics Holdings, LLC (5)	Medical Laboratories
Senior Secured Loan (11)		12.0% cash / 2.0% PIK	N/A	4/30/2018	4,245	4,212	4,111	2.2
Subordinated Loan (10)		8.0% PIK	N/A	4/30/2019	7	7	5	—
Preferred Equity (151,787 units) (10)						9	20	—
Warrants (29,374 units) (10)				03/05/2022 (12)		82	20	—
					4,252	4,310	4,156	2.2
Total Non-control/Non-affiliate Investments					214,012	224,616	212,206	112.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Affiliate Investments
All Metals Holding, LLC (5)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.0% cash / 1.0% PIK	N/A	12/28/2021	$12,965	$12,343	$12,965	6.9%
Common Equity (637,954 units) (10)						565	1,484	0.8
					12,965	12,908	14,449	7.7
Contract Datascan Holdings, Inc. (5)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	8,000	7,984	8,000	4.2
Preferred Equity (3,061 shares), 10% PIK (10)						4,206	5,045	2.7
Common Equity (11,273 shares) (10)						104	—	—
					8,000	12,294	13,045	6.9
Malabar International (5)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		11.25% cash / 2.0% PIK	N/A	11/13/2021	7,733	7,752	7,887	4.2
Preferred Stock (1,644 shares), 6% cash						4,283	8,968	4.8
					7733	12,035	16,855	9.0
Master Cutlery, LLC (5)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Senior Secured Loan (11)		13.00%	N/A	10/29/2018	545	545	545	0.3
Subordinated Loan (11)		13.00%	N/A	4/17/2020	4,807	4,792	3,284	1.7
Preferred Equity (3,723 units), 5% cash, 3% PIK (8) (10)						3,483	—	—
Common Equity (15,564 units) (10)						—	—	—
					5,352	8,820	3,829	2.0
NeoSystems Corp. (5)	Other Accounting Services
Subordinated Loan		10.50% cash / 1.75% PIK	N/A	8/13/2019	2,135	2,128	2,082	1.1
Preferred Equity (521,962 convertible shares), 10% PIK (10)						1,356	2,209	1.2
					2,135	3,484	4,291	2.3
Pfanstiehl Holdings, Inc. (5)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	9/29/2021	3,788	3,823	3,788	2.0
Common Equity (400 shares)						217	4,975	2.6
					3,788	4,040	8,763	4.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2017
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TRS Services, LLC (5)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		9.74%	(L +9.25%)	12/10/2019	$9,494	$9,346	$9,494	5.0%
Preferred Equity (329,266 Class AA units), 15% PIK (10)						387	395	0.2
Preferred Equity (3,000,000 Class A units), 11% PIK (8) (10)						3,374	2,606	1.4
Common Equity (3,000,000 units) (10)						572	—	—
					9,494	13,679	12,495	6.6
Total Affiliate Investments					49,467	67,260	73,727	39.1
Control Investments
MTE Holding Corp. (5)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		12.73% cash / 1.5% PIK	(L +13.00%)	11/25/2020	7,158	7,113	7,108	3.8
Common Equity (554 shares)						3,069	3,589	1.9
					7,158	10,182	10,697	5.7
Total Control Investment					7,158	10,182	10,697	5.7

Total Investments					$270,637	$302,058	$296,630	157.2%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company.

(2)
The majority of investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. Approximately 11% of the Company's LIBOR referenced investments are subject to a reference rate floor at September 30, 2017, with a weighted average reference rate floor of 1.70%. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at September 30, 2017. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

(4)	The negative amount represents the excess of the par value of an unfunded commitment in excess of its fair value.

(5)	Investments (or portion thereof) held by OFS SBIC I, LP. All other investments pledged as collateral under the PWB Credit Facility.

(6)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of September 30, 2017, 97.47% of the Company's assets were qualifying assets.

(7)
Investment was on non-accrual status as of September 30, 2017, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 2, Non-accrual loans for further details.

(8)	The fair value of the accrued PIK dividend at September 30, 2017 was $-0-. See Note 2, Dividend income for further details.

(9)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 9.26% at September 30, 2017, includes additional interest of 0.7% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(10)	Non-income producing.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2017
(Dollar amounts in thousands)

(11)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2017:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	12.0% or 13.0%	1.00%
Jobson Healthcare Information, LLC	Senior Secured Loan	1.5% or 4.80%	10.13% or 13.43%	4.80%
Master Cultery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
United Biologics Holdings, LLC	Senior Secured Loan	0% or 2.00%	14.00% or 12.00%	2.00%

(12)	Represents expiration date of the warrants.

(13)	Investment held by a wholly-owned subsidiary subject to income tax. See Note 2, Income taxes, for further details.

(14)
The PIK provision is reset at the beginning of each interest period equal to the excess of reference rate over the reference rate floor of 1.00%. The PIK interest rate in the schedule represents the current PIK interest rate in effect.

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Accurate Group Holdings, Inc. (5)	Offices of Real Estate Appraisers
Subordinated Loan		13.00%	N/A	8/23/2018	$10,000	$10,032	$10,000	7.0%

Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		10.25%	(L +9.00%)	12/26/2020	3,500	3,469	3,496	2.4

AssuredPartners, Inc	Insurance Agencies and Brokerages
Senior Secured Loan		10.00%	(L +9.00%)	10/20/2023	5,000	4,854	5,013	3.5

Avison Young Canada, Inc.	Offices of Real Estate Agents and Brokers
Senior Secured Loan (5) (6)		9.50%	N/A	12/15/2021	4,000	3,923	3,923	2.7

BCC Software, LLC (5)	Custom Computer Programming Services
Senior Secured Loan		9.00%	(L +8.00%)	6/20/2019	5,143	5,105	5,143	3.6
Senior Secured Loan (Revolver) (11) (4)		N/A	(L +8.00%)	6/20/2019	—	(8)	—	—
					5,143	5,097	5,143	3.6
Community Intervention Services, Inc. (5)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (7) (12)		7.0% cash / 6.0% PIK	N/A	1/16/2021	8,030	7,639	5,393	3.8

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.25%	(L +9.00%)	5/8/2019	4,000	3,976	3,973	2.8

C7 Data Centers, Inc. (5)	Other Computer Related Services
Senior Secured Loan (10)		12.47%	(L +8.50%)	6/22/2020	14,850	14,738	14,883	10.4

Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		8.50%	(L +7.25%)	8/27/2018	4,104	4,090	3,555	2.5

Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		5.50%	(L +4.50%)	2/7/2018	2,032	2,027	2,017	1.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Intrafusion Holding Corp. (5)	Other Outpatient Care Centers
Senior Secured Loan (9)		11.33%	(L +6.75%)	9/25/2020	$14,250	$14,207	$14,393	10.0%

Jobson Healthcare Information, LLC (5)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (12)		10.13% cash / 4.295% PIK	(L +12.425%)	7/21/2019	14,762	14,423	12,346	8.6
Warrants (1,056,428 member units) (11)				7/21/2019 (12)		454	—	—
					14,762	14,877	12,346	8.6
Maverick Healthcare Equity, LLC (5)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (11)						900	1,037	0.7
Common Equity (1,250,000 units) (11)						—	—	—
						900	1,037	0.7
MN Acquisition, LLC (5)	Software Publishers
Senior Secured Loan		10.50%	(L + 9.50%)	8/24/2021	4,989	4,896	4,949	3.4

My Alarm Center, LLC (5)	Security Systems Services (except Locksmiths)
Senior Secured Loan		12.00%	(L +11.00%)	7/9/2019	6,250	6,034	6,260	4.4
Preferred Equity (100 Class A units) (11)						203	205	0.1
Preferred Equity (25 Class A-1 units) (11)						44	36	—
					6,250	6,281	6,501	4.5
MYI Acquiror Limited (6)	Insurance Agencies and Brokerages
Senior Secured Loan		5.75%	(L +4.50%)	5/28/2019	4,686	4,680	4,613	3.2

NHR Holdings, LLC	Other Telecommunications
Senior Secured Loan		5.50%	(L +4.25%)	11/30/2018	2,666	2,652	2,630	1.8

NVA Holdings, Inc.	Veterinary Services
Senior Secured Loan		8.00%	(L +7.00%)	8/14/2022	650	650	651	0.5

O2 Holdings, LLC (5)	Fitness and Recreational Sports Centers
Senior Secured Loan		11.77%	(L +11.00%)	9/2/2021	9,500	9,417	9,430	6.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50%	N/A	10/31/2021	$6,402	$6,340	$6,340	4.4%
Common equity (499 units) (11)						499	499	0.3
					6,402	6,839	6,839	4.7
Planet Fitness Midwest LLC (5)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	12/16/2021	5,000	4,955	4,980	3.5

Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Other Information Services
Senior Secured Loan		6.75% cash / 1.0% PIK	(L +6.50%)	8/27/2017	2,440	2,427	2,340	1.6

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Loan		8.25%	(L +7.25%)	10/3/2022	2,000	1,996	1,885	1.3

Security Alarm Financing Enterprises, L.P. (5)	Security Systems Services (except Locksmiths)
Subordinated Loan		14.00%	(L +13.00%)	6/19/2020	12,500	12,382	12,382	8.6

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		12.40%	(L +11.50%)	7/24/2019	4,209	4,145	4,171	2.9

smarTours, LLC (5)	Tour Operators
Preferred Equity (500,000 units) (11)						439	1,019	0.7

Southern Technical Institute, LLC (5)	Colleges, Universities, and Professional Schools
Subordinated Loan		9.0% cash / 4.0% PIK	(L +12.00%)	12/2/2020	3,398	3,330	3,158	2.2
Preferred Equity (1,764,720 units), 15.75% PIK (11)						1,938	1,984	1.4
Warrants (2,174,905 units) (11)				3/30/2026 (12)		46	—	—
					3,398	5,314	5,142	3.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Stancor, L.P. (5)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		9.75%	(L +9.00%)	8/19/2019	$9,450	$9,407	$9,181	6.4%
Preferred Equity (1,250,000 units), 8% PIK (11)						1,501	835	0.6
					9,450	10,908	10,016	7.0
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.75%	(L +7.75%)	11/8/2021	4,000	3,879	3,946	2.7

United Biologics Holdings, LLC (5)	Medical Laboratories
Senior Secured Loan (12)		12.0% cash / 2.0% PIK	N/A	4/30/2018	4,181	4,106	4,034	2.8
Subordinated Loan (11)		8.0% PIK	N/A	4/30/2019	7	7	6	—
Preferred Equity (151,787 units) (11)						9	20	—
Warrants (29,374 units) (11)				3/5/2022 (12)		82	114	0.1
					4,188	4,204	4,174	2.9
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		6.50%	(L +5.25%)	11/30/2017	2,406	2,386	2,379	1.7

Total Non-control/Non-affiliate Investments					174,405	178,279	173,219	120.6
Affiliate Investments
All Metals Holding, LLC (5)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.0% cash / 1.0% PIK	N/A	12/28/2021	12,867	12,135	12,865	8.9
Common Equity (637,954 units) (11)						565	1,277	0.9
					12,867	12,700	14,142	9.8
Contract Datascan Holdings, Inc. (5)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	8,000	7,980	7,902	5.5
Preferred Equity (3,061 shares), 10% PIK (11)						3,804	5,421	3.8
Common Equity (11,273 shares) (11)						104	187	0.1
					8,000	11,888	13,510	9.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Intelli-Mark Technologies, Inc.(5)	Other Travel Arrangement and Reservation Services
Senior Secured Loan (12)		13.00%	N/A	11/23/2020	$8,750	$8,682	$8,841	6.2%
Common Equity (2,553,089 shares) (11)						1,500	1,998	1.5
					8,750	10,182	10,839	7.7
Master Cutlery, LLC (5)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2020	4,741	4,722	4,440	3.1
Preferred Equity (3,723 units), 5% cash, 3% PIK (8) (11)						3,483	954	0.7
Common Equity (15,564 units) (11)						—	—	—
					4,741	8,205	5,394	3.8
NeoSystems Corp. (5)	Other Accounting Services
Subordinated Loan		10.50% cash / 2.75% PIK	N/A	8/13/2019	4,090	4,070	3,656	2.5
Preferred Equity (521,962 convertible shares), 10% PIK (11)						1,258	1,255	0.9
					4,090	5,328	4,911	3.4
Pfanstiehl Holdings, Inc. (5)	Pharmaceutical Preparation Manufacturing
Subordinated Loan (12)		10.50%	N/A	9/29/2021	3,788	3,832	3,810	2.6
Common Equity (400 shares)						217	6,083	4.2
					3,788	4,049	9,893	6.8
Strategic Pharma Solutions, Inc. (5)	Other Professional, Scientific, and Technical Services
Senior Secured Loan		11.32%	(L +10.00%)	12/18/2020	8,411	8,344	8,383	5.8
Preferred Equity (1,191 units), 6% PIK (11)						1,915	3,026	2.1
					8,411	10,259	11,409	7.9
TRS Services, LLC (5)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		9.75% cash / 1.5% PIK	(L +10.25%)	12/10/2019	9,807	9,607	9,549	6.5
Preferred Equity (329,266 Class AA units), 15% PIK (11)						346	354	0.2
Preferred Equity (3,000,000 Class A units), 11% PIK (11)						3,170	1,707	1.2
Common Equity (3,000,000 units) (11)						572	—	—
					9,807	13,695	11,610	7.9
Total Affiliate Investments					60,454	76,306	81,708	56.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Control Investments
Malabar International (5)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		11.25% cash / 2.0% PIK	N/A	11/13/2021	$7,617	$7,642	$7,683	5.3%
Preferred Stock (1,644 shares), 6% cash						4,283	5,868	4.1
					7,617	11,925	13,551	9.4
MTE Holding Corp. (5)	Travel Trailer and Camper Manufacturing
Senior Secured Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		12.50%	(L +11.50%)	11/25/2020	9,804	9,728	9,766	6.8
Common Equity (554 shares)						3,069	3,383	2.4
					9,804	12,797	13,149	9.2
Total Control Investment					17,421	24,722	26,700	18.6

Total Investments					$252,280	$279,307	$281,627	195.9%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company.

(2)
The majority of investments that bear interest at a variable rate are indexed to LIBOR (L) or Prime (P), and reset monthly, quarterly, or semi-annually. Substantially all of the Company's LIBOR referenced investments are subject to a reference rate floor at December 31, 2016, with a weighted average reference rate floor of 1.11%. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2016. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

(4)	The negative fair value is the result of the unfunded commitment being below par.

(5)	Investments held by OFS SBIC I LP. All other investments pledged as collateral under the PWB Credit Facility.

(6)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 98.4% of the Company's assets were qualifying assets.

(7)
Investment was on non-accrual status as of December 31, 2016, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 2, Non-accrual loans for further details.

(8)	The fair value of the accrued PIK dividend at December 31, 2016 was $-0-. See Note 2, Dividend income for further details.

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

(11)	Non-income producing.

(12)
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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Intelli-Mark Technologies, Inc.	Senior Secured Loan	0% or 2.00%	13.00% or 11.50%	2.00%
Jobson Healthcare Information, LLC	Senior Secured Loan	1.50% and 4.295%	10.13% and 12.925%	4.295%
Pfanstiehl Holdings, Inc.	Subordinated Loan	0% or 2.00%	10.50% or % 8.50%	2.00%
United Biologics Holdings, LLC	Senior Secured Loan	0% or 2.00%	14.00% or 12.00%	2.00%

(13)	Represents expiration date of the warrants.

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
In April 2017, the Company issued 3,625,000 shares of its common stock in a follow-on public offering at an offering price of $14.57 per share (the "Offering"), including shares purchased by the underwriters pursuant to their exercise of the over-allotment option. OFS Advisor paid all of the underwriting discounts and commissions, and a supplemental payment of $0.25 per share that represented the difference between the public offering price of $14.57 per share and the net offering proceeds of $14.82 per share, the Company's net asset value per share at the time of the Offering. All payments made by OFS Advisor in connection with the Offering are not subject to reimbursement by the Company. The Company received net proceeds from the Offering of $53,723.
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
Investments: The Company applies fair value accounting in accordance with ASC Topic 820, which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the entirety of the Company’s investments.
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
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the FDIC and, at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents was $52,345 and $17,659 held in a US Bank Money Market Deposit Account as of September 30, 2017, and December 31, 2016, respectively.
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
Dividend income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities is accrued daily based on the the contractual terms of the preferred equity investment. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Non-cash dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recognized at fair value and recorded as an adjustment to the cost basis of the investment. At September 30, 2017, the Company had four preferred equity securities (Master Cutlery, LLC, Stancor, L.P., Southern Technical Institute, LLC, and TRS Services, LLC), with an aggregate amortized cost and fair value of $10,452 and $3,822, respectively, for which the fair value of the accrued PIK dividend for the three months ended September 30, 2017 was $-0-. In addition, beginning June 30, 2017, the Company discontinued recognition of the cash preferred dividend from its investment in Master Cutlery, LLC. At December 31, 2016, the Company had one preferred equity security (Master Cutlery, LLC) with an amortized cost and fair value of $3,483, and $954, respectively, for which the fair value of the accrued PIK dividend for the three months ended December 31, 2016 was $-0-.
Fee income: The Company generates revenue in the form of management, valuation, and other contractual fees, that is recognized as the related services are rendered. In the general course of its business, the Company receives certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment.
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
Non-accrual loans: When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. When an investment is placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has been contractually added to the adjusted cost basis of the investment prior to the designation date, is reversed against current period interest income. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. At September 30, 2017, the Company had one loan (Community Intervention Services, Inc.) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an amortized cost and fair value of $7,639 and $2,038, respectively. The Company's loan investment in My Alarm Center, LLC, which was on non-accrual status at June 30, 2017, was restructured and exchanged for a new class of preferred equity securities and common equity securities in July 2017. See Note 4 for further discussion. At December 31, 2016, the Company had one loan (Community Intervention Services, Inc.) on non-accrual status with respect to PIK interest and Net Loan Fees with an amortized cost and fair value of $7,639 and $5,393, respectively.
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
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at September 30, 2017 or December 31, 2016. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The Company has adopted a DRIP that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.
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
Goodwill: On December 4, 2013, in connection with the SBIC Acquisition, the Company recorded goodwill of $1,077, which is included in prepaid expenses and other assets on the consolidated balance sheets. Goodwill is not subject to amortization. Goodwill is evaluated for impairment annually or more frequently if events occur or circumstances change that indicate goodwill may be impaired. There have been no goodwill impairments since the date of the SBIC Acquisition.
Intangible asset: On December 4, 2013, in connection with the SBIC Acquisition, the Company recorded an intangible asset of $2,500 attributable to the SBIC license. The Company amortizes this intangible asset on a straight-line basis over its estimated useful life of 13 years. The Company expects to incur annual amortization expense of approximately $195 in each of the years ending December 31, 2025 and $145 in 2026.
The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The intangible asset, net of accumulated amortization of $747 and $600 at September 30, 2017 and December 31, 2016, respectively, is included in prepaid expenses and other assets.
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
OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% and based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. OFS Advisor has elected to exclude the value of the intangible asset and goodwill resulting from the SBIC Acquisition from the base management fee calculation.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The base management fee is payable quarterly in arrears and was $1,310 and $3,726 for the three and nine months ended September 30, 2017, respectively and $1,120 and $3,324, for the three and nine months ended September 30, 2016.
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
The Company incurred incentive fee expense of $1,090 and $2,249 for the three and nine months ended September 30, 2017, respectively, which consisted entirely of Part One incentive fees (based on net investment income), and included a share issue adjustment of $(593) for the nine months ended September 30, 2017, related to the Company's Offering. The Company incurred incentive fee expense of $817 and $2,407 for the three and nine months ended September 30, 2016, respectively, which consisted of Part One incentive fees (based on net investment income) of $817 and $2,546, respectively. Part Two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) were $-0- and $(139).

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
Administration fee expense was $274 and $982 for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, administration fee expense was $255 and $1,009, respectively.
Note 4. Investments
As of September 30, 2017, the Company had loans to 37 portfolio companies, of which 76% were senior secured loans and 24% were subordinated loans, at fair value, as well as equity investments in 17 of these portfolio companies. The Company also held an equity investment in three portfolio companies in which it did not hold a debt investment. At September 30, 2017, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments	$196,477	104.1%	$194,153	102.9%
Subordinated debt investments	70,768	37.5	62,942	33.4
Preferred equity	28,492	15.1	28,499	15.1
Common equity and warrants	6,321	3.4	11,036	5.8
Total	302,058	160.1%	296,630	157.2%
In July, 2017, the Company's senior secured debt investment with a cost basis of $6,701, and preferred equity investments, with an aggregate cost basis of $247, in My Alarm Center, LLC, were restructured and exchanged for common equity and a new class of preferred equity securities with a fair value of $-0- and $1,745 respectively. As of June 30, 2017, the Company recognized cumulative unrealized losses of $5,203, which upon restructuring, was realized during the quarter ended September 30, 2017.
At September 30, 2017, all but one (domiciled in Canada) of the Company’s investments, with an amortized cost and fair value of $3,935 and $4,038, respectively, were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$15,129	5.0%	8.0%	$14,960	5.0%	7.9%
Tour Operators	439	0.1	0.2	1,424	0.5	0.8
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	15,390	5.1	8.2	15,422	5.2	8.2
Construction

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Electrical Contractors and Other Wiring Installation Contractors	18,646	6.2	9.9	18,877	6.4	10.0
Education Services
Colleges, Universities, and Professional Schools	5,563	1.8	2.9	2,911	1.0	1.5
Finance and Insurance
Insurance Agencies and Brokerages	12,490	4.1	6.6	12,327	4.2	6.5
Offices of Real Estate Agents and Brokers	3,935	1.3	2.1	4,038	1.4	2.1
Health Care and Social Assistance
Medical Laboratories	4,310	1.4	2.3	4,156	1.4	2.2
Offices of Physicians, Mental Health Specialists	6,938	2.3	3.7	6,920	2.3	3.7
Outpatient Mental Health and Substance Abuse Centers	7,639	2.5	4.0	2,038	0.7	1.1
Information
Other Information Services	2,382	0.8	1.3	2,375	0.8	1.3
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	3,926	1.3	2.1	3,618	1.2	1.9
Commercial Printing (except Screen and Books)	6,646	2.2	3.5	6,661	2.2	3.5
Other Aircraft Parts and Auxiliary Equipment Manufacturing	12,035	4.0	6.4	16,855	5.7	8.9
Other Basic Inorganic Chemical Manufacturing	1,929	0.6	1.0	1,939	0.7	1.0
Packaging Machinery Manufacturing	1,647	0.5	0.9	1,643	0.6	0.9
Pharmaceutical Preparation Manufacturing	4,040	1.3	2.1	8,763	3.0	4.6
Pump and Pumping Equipment Manufacturing	9,855	3.3	5.2	9,389	3.2	5.0
Travel Trailer and Camper Manufacturing	10,182	3.5	5.4	10,697	3.5	5.7
Truck Trailer Manufacturing	6,237	2.1	3.3	6,390	2.2	3.4
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	24,149	8.0	12.8	24,149	8.0	12.8
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	13,679	4.6	7.3	12,495	4.2	6.6
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	7,300	2.4	3.9	7,401	2.5	3.9
Custom Computer Programming Services	6,737	2.2	3.6	6,821	2.3	3.6
Other Accounting Services	3,484	1.2	1.8	4,291	1.4	2.3
Other Professional, Scientific, and Technical Services	23,604	7.8	12.5	20,209	6.8	10.7
Veterinary Services	743	0.2	0.4	750	0.3	0.4
Public Administration
Other Justice, Public Order, and Safety Activities	14,725	4.9	7.8	14,896	5.0	7.9
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.3	0.5	132	—	0.1
Office Machinery and Equipment Rental and Leasing	12,294	4.1	6.5	13,045	4.4	6.9
Retail Trade
Warehouse Clubs and Supercenters	7,268	2.4	5.0	6,999	2.4	5.0
Shoe store	9,436	3.1	3.9	9,436	3.2	3.7
All Other General Merchandise Stores	6,653	2.2	3.5	6,325	2.1	3.4
Wholesale Trade
Metal Service Centers and Other Metal Merchant Wholesalers	12,908	4.3	6.8	14,449	4.9	7.7

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,820	2.9	4.7	3,829	1.3	2.0
	$302,058	100.0%	160.1%	$296,630	100.0%	157.2%
As of December 31, 2016, the Company had loans to 39 portfolio companies, of which 74% were senior secured loans and 26% were subordinated loans, at fair value, as well as equity investments in 17 of these portfolio companies. The Company also held an equity investment in two portfolio companies in which it did not hold a debt interest.
At December 31, 2016, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments	$182,315	126.8%	$180,955	125.9%
Subordinated debt investments	66,591	46.3	63,410	44.1
Preferred equity	23,293	16.2	23,721	16.5
Common equity and warrants	7,108	4.9	13,541	9.4
Total	$279,307	194.2%	$281,627	195.9%
At December 31, 2016, all but one (domiciled in Canada) of the Company’s investments, with an amortized cost and fair value of $3,923 and $3,923, respectively, were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	$10,182	3.6%	7.1%	$10,839	3.8%	7.5%
Security Systems Services (except Locksmiths)	18,663	6.7	13.0	18,883	6.7	13.1
Tour Operators	439	0.2	0.3	1,019	0.4	0.7
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	14,372	5.1	10.0	14,410	5.1	10.0
Education Services
Colleges, Universities, and Professional Schools	5,314	1.9	3.7	5,142	1.8	3.6
Finance and Insurance
Insurance Agencies and Brokerages	13,510	4.8	9.4	13,599	4.8	9.5
Health Care and Social Assistance
Medical Laboratories	4,204	1.5	2.9	4,174	1.5	2.9
Other Outpatient Care Centers	14,207	5.2	9.9	14,393	5.1	10.0
Outpatient Mental Health and Substance Abuse Centers	7,639	2.7	5.3	5,393	1.9	3.8
Information
Other Information Services	2,427	0.9	1.7	2,340	0.8	1.6
Other Telecommunications	2,652	0.9	1.8	2,630	0.9	1.8
Software Publishers	4,896	1.8	3.4	4,949	1.8	3.4
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,090	1.5	2.8	3,555	1.3	2.5
Other Aircraft Parts and Auxiliary Equipment Manufacturing	11,925	4.3	8.3	13,551	4.8	9.4
Other Basic Inorganic Chemical Manufacturing	4,413	1.6	3.1	4,396	1.6	3.1

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Packaging Machinery Manufacturing	1,996	0.7	1.4	1,885	0.7	1.3
Pharmaceutical Preparation Manufacturing	4,049	1.4	2.8	9,893	3.5	6.9
Pump and Pumping Equipment Manufacturing	10,908	3.9	7.6	10,016	3.6	7.0
Travel Trailer and Camper Manufacturing	12,797	4.6	8.9	13,149	4.7	9.1
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	13,695	4.9	9.5	11,610	4.1	8.1
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	3,879	1.4	2.7	3,946	1.4	2.7
Custom Computer Programming Services	5,097	1.8	3.5	5,143	1.8	3.6
Other Accounting Services	5,328	1.9	3.7	4,911	1.7	3.4
Other Computer Related Services	14,738	5.3	10.3	14,883	5.3	10.4
Other Professional, Scientific, and Technical Services	32,750	11.7	22.7	31,422	11.2	21.8
Veterinary Services	650	0.2	0.5	651	0.2	0.5
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.3	0.6	1,037	0.4	0.7
Office Machinery and Equipment Rental and Leasing	11,888	4.3	8.3	13,510	4.8	9.4
Offices of Real Estate Agents and Brokers	3,923	1.4	2.7	3,923	1.4	2.7
Offices of Real Estate Appraisers	10,032	3.6	7.0	10,000	3.6	7.0
Retail Trade
All Other General Merchandise Stores	6,839	2.4	4.8	6,839	2.4	4.8
Wholesale Trade
Metal Service Centers and Other Metal Merchant Wholesalers	12,700	4.5	8.8	14,142	5.0	9.8
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,205	3.0	5.7	5,394	1.9	3.8
	$279,307	100.0%	194.2	$281,627	100.0%	195.9%
Unconsolidated Significant Subsidiaries: In accordance with Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest unless the business of the controlled operating company consists of providing services to the Company. In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under the respective rules. As of September 30, 2017, MTE Holding Corp. was considered a significant unconsolidated subsidiary under Regulation S-X Rule 4-08(g). The Company's voting ownership in MTE Holding Corp. is limited to 50% through a substantive participating voting rights agreement with an unaffiliated investor. Based on the requirements under Regulation S-X Rule 4-08(g), the summarized consolidated financial information of MTE Holding Corp. and Subsidiaries is presented below:

Balance Sheet:	September 30, 2017	December 31, 2016
Current assets	$6,861	$5,535
Noncurrent assets	25,245	24,681
Total Assets	$32,106	$30,216
Current liabilities	$2,757	$2,401
Noncurrent liabilities	17,162	16,889
Total liabilities	19,919	19,290
Non-controlling interest	5,441	4,878
Total equity	6,746	6,048

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Summary of Operations:	2017	2016	2017	2016
Net Sales	$7,709	$7,040	23,571	$21,058
Gross Profit	2,310	2,358	7,519	6,951
Net income	433	599	1,885	1,935
Net income attributable to MTE Holding Corp.	240	332	1,043	1,071
Note 5. Fair Value of Financial Instruments
The Company’s investments are valued at fair value as determined in good faith by Company management under the supervision, and review and approval of the Board. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process as described below:

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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations.There were no transfers among Level 1, 2 and 3 for the three and nine months ended September 30, 2017 and 2016.
Each quarter, for investments for which unadjusted quoted prices in active markets are not available, the Company assesses whether market quotations, prices from pricing services or bids from brokers or dealers (collectively, "Indicative Prices") are available, as well as the Company's ability to transact at such Indicative Prices. Investments for which sufficient Indicative Prices exist are generally valued consistent with such Indicative Prices. The Company periodically corroborates observed Indicative Prices with its actual investment purchase prices and/or other valuation techniques, such as the discounted cash flow method described below. Based on the corroborating analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these Indicative Prices may be reasonable indicators of fair value. In certain instances, the Company may partially rely on Indicative Prices when the Company determines such Indicative Prices are not of sufficient strength to rely on as the sole indication of fair value. In such instances, the Company applies a weighting factor to the Indicative Price and an alternative fair value analysis, typically a discounted cash flow analysis. The weighting factor placed on an Indicative Price is applied consistently based upon its relative strength, which considers, among other factors, and when available, the depth and liquidity of the Indicative Price. Weighting factors are not significant to the overall fair value measurement, but rather are applied to incorporate relevant market data when available.
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company's new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value for up to three months after the transaction date.
Due to the private nature of this marketplace (meaning actual transactions are not publicly reported), and the non-binding nature of the Indicative Prices, and the general inability to observe the input for the full length of the term of an investment, the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy.
In the absence of sufficient, actionable Indicative Prices or Transaction Prices, as an indication of fair value, and consistent with the policies and methodologies adopted by the Board, the Company performs detailed valuations of its debt and equity investments, including an analysis on the Company’s unfunded loan commitments, using both the market and income approaches as appropriate. There is no one methodology to estimate fair value and, in fact, for any one portfolio company, fair value is generally best expressed as a range of values. The Company may also engage one or more independent valuation firms(s) to conduct independent appraisals of its investments to develop the range of values, from which the Company derives a single estimate of value. Under the income approach, the Company typically prepares and analyzes discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.
The primary method used to estimate the fair value of the Company's debt investments is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The discounted cash flow approach to determining fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including the latest arm’s length or market transactions involving the subject security, a benchmark credit spread or other indication of market yields, and company performance. The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment, which may include a weighting factor applied to multiple valuation methods. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.
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
The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of September 30, 2017, and December 31, 2016. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at September 30, 2017 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$126,310	Discounted cash flow	Discount rates	6.18% - 17.65% (11.52%)
	11,841	Enterprise value	EBITDA multiple	7.50x - 7.50x (7.50x)

Subordinated	48,897	Discounted cash flow	Discount rates	11.06% - 25.00% (15.05%)
	5,322	Enterprise value	EBITDA multiple	7.25x - 7.81x (7.47x)

Equity investments:
Preferred equity	22,855	Enterprise value	EBITDA multiples	5.00x - 13.48x (7.16x)
Common equity and warrants	10,324	Enterprise value	EBITDA multiples	4.72x - 9.40x (5.65x)

(1)	Excludes $56,002, $8,723, and $6,356, of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at Transaction Prices.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2016 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$149,128	Discounted cash flow	Discount rates	6.70% - 18.71% (12.07%)
	15,901	Enterprise value	EBITDA multiples	7.25x - 7.50x (7.31x)

Subordinated	45,635	Discounted cash flow	Discount rates	10.75% - 21.24% (14.19%)
	5,393	Enterprise value	EBITDA multiples	8.00x - 8.00x (8.00x)

Equity investments
Preferred equity	23,721	Enterprise value	EBITDA multiples	4.50x - 8.50x (6.82x)

Common equity and warrants	13,042	Enterprise value	EBITDA multiples	5.00x - 8.50x (6.07x)

(1)	Excludes $15,926, $12,382, and $499 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at Transaction Prices.
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2017 and September 30, 2016.

	Nine Months Ended September 30, 2017
	Senior Secured Debt Investments		Subordinated Debt Investments		Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2017	$180,955		$63,410		$23,721	$13,541	$281,627

Net realized gain (loss) on investments	(4,957)		—		2,814	558	(1,585)
Net change in unrealized appreciation/depreciation on investments	(949)		(4,660)		(421)	(1,718)	(7,748)
Amortization of Net Loan Fees	1,136	`	51		—	—	1,187
Capitalized PIK interest and dividends	682		452		1,065	—	2,199
Purchase and origination of portfolio investments	100,619		8,700		4,631	713	114,663
Proceeds from principal payments on portfolio investments	(71,903)		(14,624)		—	—	(86,527)
Sale and redemption of portfolio investments	—		—		(5,056)	(2,058)	(7,114)
Conversion from debt investment to equity investment	(1,745)		—		1,745	—	—
Conversion from subordinated to senior secured debt investment	(9,631)		9,631		—	—	—
Other	(54)		(18)	—	—	—	(72)

Level 3 assets, September 30, 2017	$194,153		$62,942		$28,499	$11,036	$296,630

	Nine Months Ended September 30, 2016
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2016	$160,437	$64,240	$22,133	$10,486	257,296

Net realized gain (loss) on investments	—	7	—	2,560	2,567
Net change in unrealized appreciation/depreciation on investments	803	(279)	(4,549)	(3)	(4,028)
Amortization of Net Loan Fees	610	180	—	—	790
Capitalized PIK interest, dividends, and fees	506	693	1,031	—	2,230
Purchase and origination of portfolio investments	35,638	3,786	646	104	40,174
Proceeds from principal payments on portfolio investments	(22,729)	(14,408)	—	—	(37,137)
Sale and redemption of portfolio investments	—	—	—	(2,560)	(2,560)
Equity received in connection with purchase of portfolio investments and amendments	(346)	(79)	247	381	203
Conversion from debt investment to equity investment	(321)	(1,765)	2,039	47	—
Other	(404)	(95)	133	—	(366)

Level 3 assets, September 30, 2016	$174,194	$52,280	$21,680	$11,015	$259,169

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The net change in unrealized appreciation/depreciation for the nine months ended September 30, 2017 and 2016 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held at those respective period ends was $(5,425) and $(904), respectively.
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value and the methods and significant assumptions used to estimate fair value. It excludes from this requirement nonfinancial assets and liabilities. Accordingly, the required fair value disclosures provide only a partial estimate of the fair value of the Company. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The Company's SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date. As of September 30, 2017, and December 31, 2016, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $153,265 and $159,708, respectively.
Note 6. Commitments and Contingencies
Unfunded commitments to the Company's portfolio companies as of September 30, 2017, were as follows:

Name of Portfolio Company	Investment Type	September 30, 2017
BCC Software, LLC	Senior Secured Revolver	$1,094
TRS Services, LLC	Senior Secured Loan	500
Carolina Lubes, Inc.	Senior Secured Loan	2,920
		$4,514
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2017.
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
Under present regulations of the SBIC Act, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350,000. In connection with the SBIC Acquisition, the Company increased its total commitments to SBIC I LP to $75,000, which became a wholly-owned investment company subsidiary of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to SBIC I LP. As of September 30, 2017, and December 31, 2016, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA.
On a stand-alone basis, SBIC I LP held $248,247 and $247,512 in assets at September 30, 2017, and December 31, 2016, respectively, which accounted for approximately 70% and 81% of the Company’s total consolidated assets, respectively. The SBIC assets can not be pledged under any debt obligation of the Company.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following table shows the Company’s outstanding SBA debentures payable as of September 30, 2017, and December 31, 2016:

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	September 30, 2017	December 31, 2016
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(2,752)	(3,037)
SBA debentures outstanding, net of unamortized deferred debt issuance costs			$147,128	$146,843
The Company received exemptive relief from the SEC effective November 26, 2013, which permits the Company to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.
The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.43% as of September 30, 2017. Interest expense on the SBA debentures was $1,295 and $3,846 for the three and nine months ended September 30, 2017, respectively, which includes amortization of debt issuance costs of $95 and $286, respectively. Interest expense on the SBA debentures was $1,295 and $3,860 for the three and nine months ended September 30, 2016, respectively, which includes amortization of debt issuance costs of $95 and $286, respectively.
The weighted-average fixed cash interest rate on the SBA debentures as of September 30, 2017, and December 31, 2016 was 3.18%.
PWB Credit Facility: On November 5, 2015, the Company entered into a BLA with Pacific Western Bank, as lender, to provide the Company with the PWB Credit Facility, a $15,000 senior secured revolving credit facility scheduled to mature on November 6, 2017. The PWB Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of the Company’s current and future assets excluding assets held by SBIC I LP and the Company’s SBIC I LP and SBIC I GP partnership interests.
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
On August 9, 2017, the BLA was further amended to increase the maximum amount available under the PWB Credit Facility from $25 million to $35 million, and change the interest rate from a fixed per annum rate of 5.00% to a variable rate initially set at 5.00%, calculated as the Prime Rate plus a 0.75% margin, with a 5.00% floor. As of September 30, 2017, the interest rate on the unpaid principal balance of the PWB Credit Facility was 5.00%. All other principal covenants and terms under the PWB Credit Facility remained the same. The Company incurred deferred debt issuance costs of $100 in connection with the amendment.
The average dollar amount of borrowings outstanding during the three and nine months ended September 30, 2017, was $11,073 and $5,823, respectively. The effective interest rate, which includes amortization of deferred debt issuance costs, as of September 30, 2017, was 5.44% based maximum amount available under the PWB Credit Facility. Deferred debt issuance

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

costs, net of accumulated amortization, was $240 and $256 as of September 30, 2017 and December 31, 2016, respectively. Amortization of debt issuance costs was $47 and $117 for the three and nine months ended September 30, 2017, respectively. Availability under the PWB Credit Facility as of September 30, 2017, was $17,900 based on the stated advance rate of 50% under the borrowing base.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of September 30, 2017, the Company was in compliance with the applicable covenants.
Note 8. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. Maintenance of its status as a RIC, requires the Company requires annual distributions to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings the Company must distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements.
The Company has met the required distribution, source of income and asset diversification requirements as of September 30, 2017, and intends to continue to meet these requirements. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income from Company’s equity investments in pass-through entities, PIK dividends that have not yet been declared and paid by underlying portfolio companies, capital gains and losses and the net creation or utilization of capital loss carryforwards.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. If the tax characteristics of the Company’s $12,362 distributions paid during 2017 were determined as of September 30, 2017, approximately $3,314 would have represented return of capital to its stockholders.
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment related to goodwill amortization, excise taxes, and other permanent differences; and temporary differences between GAAP and tax treatment of realized gains and losses, income arising from Company’s equity investments in pass-through entities, PIK dividends, and other temporary differences. Reclassifications for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Paid-in capital in excess of par	$1,470	$(38)	$1,534	$(2)
Undistributed net investment income	184	70	516	97
Accumulated net realized gain (loss)	(1,654)	(32)	(2,050)	(95)
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of September 30, 2017, and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016
Tax-basis amortized cost of investments	$294,310	$273,414
Tax-basis gross unrealized appreciation on investments	19,361	19,554
Tax-basis gross unrealized depreciation on investments	(17,041)	(11,341)
Tax-basis net unrealized appreciation on investments	2,320	8,213
Fair value of investments	$296,630	$281,627

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Per share data:
Net asset value per share at beginning of period	$14.40	$14.76	$14.82	$14.76
Distributions (4)	(0.34)	(0.34)	(1.02)	(1.02)
Net investment income	0.33	0.34	1.00	1.07
Net realized gain on non-control/non-affiliate investments	(0.39)	0.01	(0.42)	0.27
Net realized gain on affiliate investments	0.27	—	0.37	—
Net change in unrealized appreciation/depreciation on non-control/non-affiliate investments	0.09	(0.06)	(0.61)	(0.38)
Net change in unrealized appreciation/depreciation on affiliate investments	(0.22)	(0.04)	(0.19)	0.01
Net change in unrealized depreciation on control investment	—	—	0.15	(0.04)
Issuance of common stock (7)	—	—	(0.03)	—
Other (8)	0.01	—	0.08	—
Net asset value per share at end of period	$14.15	$14.67	$14.15	$14.67

Per share market value, end of period	$13.17	$13.03	$13.17	$13.03
Total return based on market value (1)	(5.6)%	4.0%	2.8%	22.4%
Total return based on net asset value (2)	0.6%	1.4%	2.1%	6.2%
Shares outstanding at end of period	13,334,851	9,697,210	13,334,851	9,697,210
Weighted average shares outstanding	13,331,690	9,694,353	12,089,895	9,692,634
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$190,326	$142,645	$167,454	$142,578
Net asset value at end of period	$188,656	$142,210	$188,656	$142,210
Net investment income	$4,402	$3,297	$12,058	$10,409
Ratio of total expenses to average net assets (5)	9.9%	11.4%	10.4%	11.7%
Ratio of net investment income to net assets at end of period (5)	9.3%	9.3%	8.5%	9.8%
Portfolio turnover (6)	13.5%	2.2%	33.2%	15.5%

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

(4)
The components of the distributions are presented on an income tax basis. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the tax characteristics of the Company’s distributions paid during 2017 were determined as of September 30, 2017, approximately $0.27 per share would represent a return of capital.

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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its ability to receive distributions from SBIC I LP, which is governed by SBA regulations. Consolidated cash and cash equivalents includes $52,245 held by SBIC I LP, which was not available for distribution at September 30, 2017.
The following table summarizes distributions declared and paid for the three and nine months ended September 30, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine Months Ended September 30, 2016
March 7, 2016	March 17, 2016	March 31, 2016	$0.34	$3,280	1,154	$15
May 2, 2016	June 16, 2016	June 30, 2016	0.34	3,269	1,998	26
August 5, 2016	September 16, 2016	September 30, 2016	0.34	3,258	2,888	38
			$1.02	$9,807	6,040	$79
Nine Months Ended September 30, 2017
March 9, 2017	March 17, 2017	March 31, 2017	$0.34	$3,257	2,919	$41
May 2, 2017	June 16, 2017	June 30, 2017	0.34	4,483	3,439	49
August 1, 2017	September 15, 2017	September 29, 2017	0.34	4,491	3,196	42
			$1.02	$12,231	9,554	$132
For the nine months ended September 30, 2017, $132 of the total $12,363 paid to stockholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 9,554 shares at an average value of $13.89 per share at the date of issuance. For the nine months ended September 30, 2016, $79 of the total $9,886 paid to stockholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 6,040 shares at an average value of $12.96 per share at the date of issuance.
Since the Company’s IPO, distributions to stockholders total $63,242, or $6.29 per share, on a cumulative basis.
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. If the tax characteristics of the Company’s distributions paid during 2017 were determined as of September 30, 2017, approximately $0.27 per share of the Company’s distributions represented a return of capital to its stockholders, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/depreciation	Interest, Fees and Dividends Credited to Income(2)	December 31, 2016, Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2017, Fair Value (5)
Control Investments
Malabar International (8)	Subordinated Loan	$—	$74	$536	$7,683	$150	$(7,833)	$—
	Preferred Equity	—	1,608	65	5,868	1,608	(7,476)	—
		—	1,682	601	13,551	1,758	(15,309)	—

MTE Holding Corp.	Subordinated Loan	$—	$(43)	$1,005	$9,766	$59	$(2,717)	$7,108
	Common Equity	—	206	197	3,383	206	—	3,589
		—	163	1,202	13,149	265	(2,717)	10,697

Total Control Investments		—	1,845	1,803	26,700	2,023	(18,026)	10,697
Affiliate Investments
All Metals Holding, LLC	Senior Secured Loan	—	(108)	1,383	12,865	208	(108)	12,965
	Common Equity(6)	—	207	—	1,277	207		1,484
		—	99	1,383	14,142	415	(108)	14,449

Contract Datascan Holdings, Inc.	Subordinated Loan	—	94	732	7,902	98		8,000
	Preferred Equity(6)(7)	—	(778)	402	5,421	402	(778)	5,045
	Common Equity(6)	—	(187)	—	187		(187)	—
		—	(871)	1,134	13,510	500	(965)	13,045

Intelli-Mark Technologies, Inc.	Senior Secured Loan	—	(159)	613	8,841	68	(8,909)	—
	Common Equity(6)	874	(498)	—	1,998	—	(1,998)	—
		874	(657)	613	10,839	68	(10,907)	—

Malabar International (8)	Subordinated Loan	—	20	281	—	7,893	(6)	7,887
	Preferred Equity	—	1,492	34	—	8,968	—	8,968
		—	1,512	315	—	16,861	(6)	16,855

Master Cutlery, LLC	Senior Secured Loan	—	—	—	—	545	—	545
	Subordinated Loan	—	(1,226)	459	4,440	106	(1,262)	3,284
	Preferred Equity(6)(7)	—	(954)	—	954	—	(954)	—
	Common Equity (6)	—	—	—	—	—	—	—
		—	(2,180)	459	5,394	651	(2,216)	3,829

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/depreciation	Interest, Fees and Dividends Credited to Income(2)	December 31, 2016, Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2017, Fair Value (5)

NeoSystems Corp.	Subordinated Loan	—	368	327	3,656	426	(2,000)	2,082
	Preferred Equity(6)(7)	—	856	98	1,255	954	—	2,209
		—	1,224	425	4,911	1,380	(2,000)	4,291

Pfanstiehl Holdings, Inc	Subordinated Loan	—	(13)	289	3,810	—	(22)	3,788
	Common Equity	—	(1,108)	84	6,083	—	(1,108)	4,975
		—	(1,121)	373	9,893	—	(1,130)	8,763

Strategic Pharma Solutions, Inc.	Senior Secured Loan	—	(39)	904	8,383	67	(8,450)	—
	Preferred Equity(6)(7)	3,617	(1,111)	81	3,026	81	(3,107)	—
		3,617	(1,150)	985	11,409	148	(11,557)	—

TRS Services, Inc.	Senior Secured Loan	—	206	825	9,549	304	(359)	9,494
	Preferred Equity (Class AA units)(6)(7)	—	—	41	354	41		395
	Preferred Equity (Class A units)(6)(7)	—	695	204	1,707	899		2,606
	Common Equity (6)	—	—	—	—	—	—	—
		—	901	1,070	11,610	1,244	(359)	12,495

Total Affiliate Investments		4,491	(2,243)	6,757	81,708	21,267	(29,248)	73,727
Total Control and Affiliate Investments		$4,491	$(398)	$8,560	$108,408	$23,290	$(47,274)	$84,424

(1)
Principal balance of debt investments, interest rate detail, maturity date, dividend rate on preferred equity investments, and industry classification are shown in the consolidated schedule of investments.

(2)	Represents the total amount of interest, fees or dividends included in income for the nine months ended September 30, 2017.

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

(5)	Fair value was determined using significant unobservable inputs. See Note 5 for further details.

(6)	Non-income producing.

(7)	Dividends credited to income include dividends contractually earned but not declared.

(8)	Malabar was reclassified from a control investment to an affiliate investment during the three months ended September 30, 2017, due to a decrease in voting interest.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events
On October 31, 2017, the Company’s Board declared a distribution of $0.34 per share for the fourth quarter of 2017, payable on December 29, 2017, to stockholders of record as of December 15, 2017.

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
Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments in middle-market companies in the United States. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the bulk of our portfolio companies since inception, and as of September 30, 2017. We believe that this market segment will continue to produce significant investment opportunities for us.
In April 2017, we issued 3,625,000 shares of our common stock in a follow-on public offering at an offering price of $14.57 per share (the "Offering"), including shares purchased by the underwriters pursuant to their exercise of the over-allotment option. OFS Advisor paid all of the underwriting discounts and commissions and an additional supplemental payment of $0.25 per share, representing the difference between the public offering price of $14.57 per share and the net offering proceeds of $14.82 per share, which also represented our NAV per share at the time of the Offering. All payments made by OFS Advisor in connection with the Offering are not subject to reimbursement by us. We received net proceeds from this Offering of $53.7 million
Our investment strategy includes SBIC I LP, a licensee under the SBA's SBIC program. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. On a stand-alone basis, SBIC I LP held approximately $248.2 million and $247.5 million in assets at September 30, 2017 and December 31, 2016, respectively, which accounted for approximately 70% and 81% of our total consolidated assets, respectively.
We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of September 30, 2017, floating rate and fixed rate loans comprised 73% and 27%, respectively, of our current debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. We expect to make quarterly distributions, such that we distribute substantially all of our ICTI. In addition, although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.
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
We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to 50% of our asset base). We may borrow money when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to our Business and Structure" in our Annual Report on Form 10-K for the year ended December 31, 2016. As a BDC, we may need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage. For additional overview information on the Company, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

These allocations are generally based on the relative fair value of the Instruments at the time of the transaction, a process involving fair value estimates which is also a critical accounting policy and significant estimate. Moreover, these allocations and determinations can differ between GAAP and federal income tax bases. Once determined, these allocations directly effect the discount/premium and yield on debt securities, the cost and net gains/losses on equity securities, and capital structuring fees recognized in the statements of operations; and ICTI. These allocations require an understanding of the terms and conditions of the underlying agreements and significant management judgment. The table below presents the impact to the initial cost bases of allocated consideration to acquired Instruments for the nine months ended September 30, 2017, and 2016, (in thousands):

	Nine Months Ended September 30,
	2017	2016
Loans:
Net Loan Fees (excluding equity securities and cash amendment fees)	$(968)	$(646)
Equity securities (including performance-contingent fees)	—	(793)
Equity securities (including performance-contingent fees)	—	793
Capital structuring fees	(651)	(153)
Fair value estimates. As of September 30, 2017, approximately 83% of our total assets were carried on the consolidated balance sheets at fair value. As discussed more fully in “Item 1.–Financial Statements–Note 2” GAAP requires us to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our assets carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.
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

The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate and EBITDA multiple inputs used in our debt and equity investment valuations at September 30, 2017 (dollar amounts in thousands):

	Fair Value at September 30, 2017	Weighted average discount rate/EBITDA multiple at September 30, 2017	Discount rate sensitivity		EBITDA multiple sensitivity
Valuation Method / Investment Type			-10% Weighted average	+10% Weighted average	+0.5x	-0.5x
Discounted cash flow
Debt investments:
Senior Secured	$126,310	11.52%	$128,711	$123,162	N/A	N/A
Subordinated	$48,897	15.05%	$49,843	$47,395	N/A	N/A

Enterprise value
Debt investments:
Senior Secured	$11,841	7.50x	N/A	N/A	$12,626	$11,055
Subordinated	$5,322	7.47x	N/A	N/A	$6,239	$4,405

Equity investments:
Preferred equity	$22,855	7.16x	N/A	N/A	$25,316	$19,441
Common equity and warrants	$10,324	5.65x	N/A	N/A	$10,441	$8,042
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

Portfolio Composition and Investment Activity
Portfolio Composition
As of September 30, 2017, the fair value of our debt investment portfolio totaled $257.1 million in 37 portfolio companies, of which 76% and 24% were senior secured loans and subordinated loans, respectively, and approximately $39.5 million in equity investments, at fair value, in 17 portfolio companies in which we also held debt investments and three portfolio companies in which we solely held an equity investment. We had unfunded commitments of $4.5 million to three portfolio companies at September 30, 2017. Set forth in the tables and charts below is selected information with respect to our portfolio as of September 30, 2017, and December 31, 2016.
The following table summarizes the composition of our investment portfolio as of September 30, 2017, and December 31, 2016 (dollar amounts in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$196,477	$194,153	$182,315	$180,955
Subordinated debt investments	70,768	62,942	66,591	63,410
Preferred equity	28,492	28,499	23,293	23,721
Common equity and warrants	6,321	11,036	7,108	13,541
	$302,058	$296,630	$279,307	$281,627
Total number of portfolio companies	40	40	41	41

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $21,226 and $21,226 at September 30, 2017, respectively, and $28,945 and $29,276, at December 31, 2016, respectively

The following table shows the portfolio composition by geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio companies' corporate headquarters (dollar amounts in thousands):

	Amortized Cost				Fair Value
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
South - US	$125,824	41.7%	$120,005	42.9%	$124,082	41.8%	$122,511	43.5%
Northeast - US	105,586	34.9	85,693	30.7	92,236	31.0	78,186	27.8
West - US	43,190	14.3	59,120	21.2	48,208	16.3	61,219	21.7
Midwest - US	23,523	7.8	10,566	3.8	28,066	9.5	15,788	5.6
Canada	3,935	1.3	3,923	1.4	4,038	1.4	3,923	1.4
Total	$302,058	100.0%	$279,307	100.0%	$296,630	100.0%	$281,627	100.0%
As of September 30, 2017, our investment portfolio’s three largest industries by fair value, were (1) Manufacturing, (2) Professional, Scientific, and Technical Services, and (3) Other Services (except Public Administration), totaling approximately 47.9% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4".
The following table presents our debt investment portfolio by investment size as of September 30, 2017, and December 31, 2016 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Up to $4,000	$27,410	10.2%	$34,547	13.9%	$28,373	11.0%	$41,419	17.0%
$4,001 to $7,000	56,065	21.0	57,996	23.3	62,004	24.1	55,342	22.6
$7,001 to $10,000	79,287	29.7	78,446	31.5	64,609	25.1	80,735	33.0
$10,001 to $13,000	35,193	13.2	34,549	13.9	47,448	18.5	37,593	15.4
Greater than $13,000	69,290	25.9	43,368	17.4	54,661	21.3	29,276	12.0
Total	$267,245	100.0%	$248,906	100.0%	$257,095	100.0%	$244,365	100.0%

The following table displays the composition of our performing debt investment portfolio by weighted average yield as of September 30, 2017, and December 31, 2016:

	September 30, 2017			December 31, 2016
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	11.4%	—%	8.7%	8.7%	11.4%	9.5%
8% - 10%	32.4	—	24.5	7.7	—	5.6
10% - 12%	32.4	9.4	26.8	32.6	11.9	27.0
12% - 14%	7.7	54.2	19.0	30.9	58.1	38.2
Greater than 14%	16.1	36.4	21.0	20.1	18.6	19.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield	10.88%	13.45%	11.50%	11.95%	12.44%	12.08%
(1) The weighted average yield on our performing debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments, excluding assets on non-accrual basis as of the balance sheet date. Including assets on non-accrual, the weighted average yield of our debt investment portfolio was 11.17% and 11.72%, at September 30, 2017 and December 31, 2016.
The weighted average yield decreased from 12.08% at December 31, 2016 to 11.50% at September 30, 2017, primarily due to the deployment of cash during the six months ended September 30, 2017, including partial deployment of proceeds received from our April 2017 follow-on public offering, into $46.1 million of senior secured debt investments with a weighted average yield of 9.2% at September 30, 2017. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
As of September 30, 2017, and December 31, 2016, floating rate loans at fair value were 73% and 66% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 27% and 34% of our debt investment portfolio, respectively.

Investment Activity
The following is a summary of our investment activity for the three and nine months ended September 30, 2017 and 2016 (in millions).

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$36.9	$3.6	$95.8	$3.9
Investments in existing portfolio companies
Follow-on investments	0.5	0.9	12.6	1.4
Delayed draw funding	0.5	—	1.0	—
Total investments in existing portfolio companies	1.0	0.9	13.6	1.4
Total investments in new and existing portfolio companies	$37.9	$4.5	$109.4	$5.3
Number of new portfolio company investments	4	2	13	3
Number of existing portfolio company investments	2	1	11	2

Proceeds/distributions from principal payments/ equity investments	$35.1	$—	$86.5	$—
Proceeds from investments sold or redeemed	5.1	—	—	7.5
Total proceeds from principal payments, equity distributions and investments sold	$40.2	$—	$86.5	$7.5
In July 2017, our senior secured debt investment with a cost basis of $6.7 million, and preferred equity investments, with an aggregate cost basis of $0.3 million, in My Alarm Center, LLC, were restructured and exchanged for common equity and a new class of preferred equity securities with a fair value of $-0- and $1.8 million, respectively. As of June 30, 2017, we recognized cumulative unrealized losses of $5.2 million on our pre-restructured securities of My Alarm Center, LLC, which upon restructuring, were realized during the quarter ended September 30, 2017.
As of November 3, 2017, we closed $7.0 million of senior secured debt investments in two new portfolio companies and $6.3 million of senior secured debt investments in four existing portfolio companies during the fourth quarter of 2017.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Debt Investments	Equity Investments	Debt Investments		Equity Investments
Investments in new portfolio companies	$14.3	$—	$23.3		$—
Investments in existing portfolio companies
Follow-on investments	1.2	—	11.9	(1)	0.8
Refinanced investments	—	—	3.3		—
Delayed draw funding	0.9	—	0.9		—
Total investments in existing portfolio companies	2.1	—	16.1		0.8
Total investments in new and existing portfolio companies	$16.4	$—	$39.4		$0.8
Number of new portfolio company investments	2	—	5		—
Number of existing portfolio company investments	2	—	8		1

Proceeds/distributions from principal payments/ equity investments	$5.5	$—	$37.1		$—
Proceeds from investments sold or redeemed	—	—	—		2.1
Total proceeds from principal payments, equity distributions and investments sold	$5.5	$—	$37.1		$2.1

(1)	Acquired no-cost LLC membership interest in connection with a follow-on debt investment in an existing portfolio company valued at $0.3 million.
During the nine months ended September 30, 2016, we converted a $1.8 million portion of our subordinated debt investment in Southern Technical Institute, LLC, with a principal amount of $1.8 million into equity units and warrants valued at $1.8 million. No gain or loss was recognized as a result of the conversion. In addition, we received equity in a portfolio company valued at $0.2 million as consideration for an amendment to a senior secured debt investment in the same portfolio company.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2016. The following table shows the classification of our debt investments portfolio by credit risk rating as of September 30, 2017, and December 31, 2016 (dollar amounts in thousands):

	September 30, 2017		December 31, 2016
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	3,788	1.5	3,810	1.6
3 (Average)	221,212	86.0	192,078	78.6
4 (Special Mention)	26,773	10.4	43,084	17.6
5 (Substandard)	3,284	1.3	5,393	2.2
6 (Doubtful)	2,038	0.8	—	—
7 (Loss)	—	—	—	—
	$257,095	100.0%	$244,365	100.0%
During the nine months ended September 30, 2017, we reclassified our subordinated debt investment in Community Intervention Service, Inc, designated non-accrual at September 30, 2017, from risk category 5 to risk category 6 with a fair value of $5.4 million at December 31, 2016, and reclassified our subordinated debt investment in Master Cutlery, LLC from risk category 4 to risk category 5 with a fair value $4.4 million at December 31, 2016. Each reclassification was primarily due to a degradation in the underlying business of the portfolio company. In addition, we reclassified one debt investment from risk category 4 to risk category 3, with a fair value of $9.5 million at December 31, 2016. All other year changes in distribution of our debt investments across risk categories, were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments within the categories, and other investment activity.
Non-Accrual Loans
At September 30, 2017, the Company had one loan (Community Intervention Services, Inc.) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an amortized cost and fair value of $7,639 and $2,038, respectively. The Company's loan investment in My Alarm Center, LLC, which was on non-accrual status at June 30, 2017, was restructured and exchanged for a new class of preferred equity securities and common equity securities in July 2017. See "Item 1.–Financial Statements–Note 4" for further information. At December 31, 2016, we had one loan (Community Intervention Services, Inc.) on non-accrual status with respect to PIK interest and unamortized Net Loan Fees with an amortized cost and fair value of $7,639 and $5,393, respectively.
PIK and Cash Dividend Accruals
At September 30, 2017, we had four preferred equity securities (Master Cutlery, LLC, Stancor, L.P., Southern Technical Institute, LLC, and TRS Services, LLC), with an aggregate amortized cost and fair value of $10,452 and $3,822, respectively, for which the fair value of the accrued PIK dividend for the three months ended September 30, 2017 was $-0-. In addition, beginning June 30, 2017, the Company discontinued recognition of the cash preferred dividend from its investment in Master Cutlery, LLC. At December 31, 2016, the Company had one preferred equity security (Master Cutlery, LLC) with an amortized cost and fair value of $3,483, and $954, respectively, for which the fair value of the accrued PIK dividend for the three months ended December 31, 2016 was $-0-.

Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue in the form of interest income on debt investments and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of September 30, 2017, floating rate and fixed rate loans comprised 73% and 27%, respectively, of our debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our investments provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain portfolio companies, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
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
Net Gain (Loss) on Investments. Net gain (loss) on investments consists of the sum of: (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) net unrealized appreciation or depreciation on debt and equity investments. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of accumulated net unrealized appreciation or depreciation, and the net gain recognized in that period will generally be smaller. The accumulated net unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity. In such instances, the reversal of accumulated unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and may be partially offset by the acceleration of any premium or discount on the debt security, which is reported in interest income, and any prepayment fees on the debt security, which is reported in fee income.

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
Comparison of the three and nine months ended September 30, 2017, and 2016
Consolidated operating results for the three and nine months ended September 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income:
Cash interest income	$6,742	$5,872	$19,592	$17,781
Net Loan Fee amortization	518	352	1,187	1,162
PIK interest income	485	311	1,134	868
Other interest income	73	45	156	124
Total interest income	7,818	6,580	22,069	19,935
Dividend income:
Preferred equity cash dividends	34	82	99	410
Preferred equity PIK dividends	286	396	1,065	1,032
Common equity dividends	91	50	331	182
Total dividend income	411	528	1,495	1,624
Fee income:
Management, valuation, and other	43	69	127	167
Prepayment, structuring, and other fees	850	182	1,443	1,159
Total fee income	893	251	1,570	1,326
Total investment income	9,122	7,359	25,134	22,885
Total expenses	4,720	4,062	13,076	12,476
Net investment income	4,402	3,297	12,058	10,409
Net loss on investments	(3,227)	(909)	(8,298)	(1,404)
Net increase in net assets resulting from operations	$1,175	$2,388	$3,760	$9,005
Interest income by debt investment type for the three and nine months ended September 30, 2017 and 2016, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Senior secured debt investments	$5,721	$4,979	$16,170	$13,930
Subordinated debt investments	2,097	1,601	5,899	6,005
Total interest income	$7,818	$6,580	$22,069	$19,935
Interest income increased by $1.2 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The $1.2 million increase was due to a $1.1 million increase primarily attributable to a 19% increase in the average outstanding loan balance, and a $0.2 million increase in Net Loan Fee amortization, offset by a $0.1 million decrease primarily attributable to a 30 basis points decrease in the weighted average yield in our portfolio. Acceleration of Net Loan Fees of $0.3 million and $0.1 million were included in interest income for the three months ended September 30, 2017 and 2016, respectively.
Interest income increased by $2.1 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The $2.1 million increase was due to a $2.7 million increase primarily attributable to a 15% increase in the average outstanding loan balance, and a $0.1 million increase in accelerated Net Loan Fee amortization, offset by a $0.7 million decrease primarily attributable to a 42 basis point decrease in the weighted average yield in our portfolio. Acceleration of Net Loan Fees of $0.5 million and $0.4 million were included in interest income for the nine months ended September 30, 2017 and 2016, respectively.
Fee income increased by $0.6 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to an increase in prepayment fees and structuring fees of $0.3 million and $0.4 million, respectively, offset by a $0.1 million decrease in other fees. We recorded prepayment fees of $0.3 million resulting from $17.5 million of unscheduled principal payments during the three months ended September 30, 2017. We did not receive any unscheduled principal payments subject to prepayment fees during the three months ended September 30, 2016. We recorded structuring fees of $0.5 million in connection with the closing of $30.2 million of investments during the three months ended September 30, 2017, compared to structuring fees of $0.1 million in connection with the closing of $9.5 million of investments during the three months ended September 30, 2016.
Fee income increased by $0.2 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to a $0.5 million increase in structuring fees, offset by a $0.2 million decrease in prepayment fees and $0.1 million in other fees. We recorded structuring fees of $0.7 million in connection with the closing of $48.7 million of investments during the nine months ended September 30, 2017, compared to structuring fees of $0.2 million in connection with the closing of $15.7 million of investments during the nine months ended September 30, 2016. We recorded prepayment fees of $0.7 million resulting from $45.7 million of unscheduled principal payments during the nine months ended September 30, 2017, compared to prepayment fees of $0.9 million resulting from $24.8 million of unscheduled principal payments we recorded during the nine months ended September 30, 2016.
Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense	$1,503	$1,320	$4,229	$3,936
Management fees	1,310	1,120	3,726	3,324
Incentive fee	1,090	817	2,249	2,407
Professional fees	284	260	840	877
Administration fee	274	255	982	1,009
General and administrative expenses	259	290	1,050	923
Total expenses	$4,720	$4,062	$13,076	$12,476
Interest expense for the three and nine months ended September 30, 2017, increased over the corresponding periods in the prior year due to an increase in borrowings under our PWB Credit Facility. The average dollar amount of borrowings outstanding under the PWB Credit Facility during the three and nine months ended September 30, 2017, was $11.1 million and $5.8 million, respectively. There were no borrowings under the PWB Credit Facility during the three or nine months ended September 30, 2016.
Management fee expense for the three and nine months ended September 30, 2017, increased over the corresponding periods in the prior year due to an increase in our average total assets, primarily due to a increase in net investment activity, including deployment of funds from the Offering.
Incentive fee expense increased by $0.3 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to an increase in pre-incentive fee net investment income compared to the prior year, which was primarily attributable to an increase in the average investment balance as a result of net investment activity, including deployment of funds from the Offering.
Incentive fee expense decreased by $0.2 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease was primarily due to a $0.6 million decrease in Part One incentive fees, due to a share issuance adjustment related to the Offering, which raised the hurdle rate to a level that was not exceeded in the second quarter because the Offering Proceeds were not fully deployed, offset by an increase in pre-incentive fee net investment income due to an increase in net investment activity, including additional deployment of funds from the Offering, and an increase in the accrued Capital Gains Fee. During the nine months ended September 30, 2017, we did not incur a Capital Gains Fee, compared to a Capital Gains Fee of $(0.1) million recorded during nine months ended September 30, 2016, which represents the reversal of the accrued Capital Gains Fee at December 31, 2015.
Net Loss on Investments
Net gain (loss) by investment type for the three and nine months ended September 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Senior secured debt	$(1,669)	$(368)	$(5,906)	$859
Subordinated debt	(2,306)	(193)	(4,660)	(272)
Preferred equity	270	(497)	2,949	(4,549)
Common equity and warrants	478	149	(681)	2,558
Net loss on investments	(3,227)	(909)	$(8,298)	$(1,404)
Three and nine months ended September 30, 2017
We recognized net losses of $1.7 million on senior secured debt during the three months ended September 30, 2017, primarily as a result of the negative impact of portfolio company-specific performance factors. In addition, a previously recognized cumulative unrealized loss of $5.0 million at June 30, 2017, on My Alarm Center, LLC was realized during the three months ended September 30, 2017 upon restructure of the senior secured debt investment into preferred and common equity interests.
We recognized net losses of $5.9 million on senior secured debt during the nine months ended September 30, 2017, primarily as a result of the negative impact of portfolio company-specific performance factors, including a realized loss of $5.0 million on our senior secured debt investment in My Alarm Center, LLC recognized upon restructuring in the third quarter of 2017. We held this investment from the fourth quarter of 2015 and recognized unrealized appreciation of $0.2 million and $-0-during the years ended December 31, 2016 and 2015, respectively.
We recognized net losses of $2.3 million on subordinated debt during the three months ended September 30, 2017, primarily as a result of the negative impact of portfolio company-specific performance factors, including an unrealized depreciation of $1.2 million recognized on our subordinated debt investment in Community Intervention Services, Inc., which was placed on non-accrual during 2016.
We recognized net losses of $4.7 million on subordinated debt during the nine months ended September 30, 2017, primarily as a result of the net negative impact of portfolio company-specific performance factors, including an unrealized depreciation of $3.4 million recognized on our subordinated debt investment in Community Intervention Services, Inc., which was placed on non-accrual during 2016.
We recognized net gains of $0.3 million on preferred equity investments for the three months ended September 30, 2017, primarily as a result of the positive impact from changes to EBITDA multiples used in our valuations as a result of pending transactions, offset by the net negative impact of portfolio company-specific performance factors. Included in net gains of $0.3 million for the three months ended September 30, 2017, was a realized gain of $3.6 million we recognized upon exit of a preferred equity investment. We recognized cumulative unrealized appreciation of approximately $3.6 million on this investment through June 30, 2017, which resulted in a net gain of $-0- during the three months ended September 30, 2017. In addition, previously recognized cumulative unrealized depreciation of $0.3 million at June 30, 2017, on our preferred equity investments in My Alarm Center, LLC, was realized upon restructuring.
We recognized net gains of $2.9 million on preferred equity investments for the nine months ended September 30, 2017, primarily as a result of the net positive impact from changes to EBITDA multiples used in our valuations as a result of pending transactions, offset by the net negative impact of portfolio company-specific performance factors. Included in net gains of $2.9 million for the nine months ended September 30, 2017, was a realized gain of $3.6 million we recognized upon exit of a preferred equity investment. We recognized cumulative unrealized appreciation of approximately $1.1 million on this investment through December 31, 2016, which resulted in a net gain of $2.5 million during the nine months ended September 30, 2017. In addition, previously recognized cumulative unrealized depreciation of $0.3 million at June 30, 2017, on our preferred equity investments in My Alarm Center, LLC, was realized upon restructuring.
We recognized net gains of $0.5 million on common equity and warrant investments for the three months ended September 30, 2017, primarily as a result of the positive impact of portfolio company-specific performance factors.

We recognized net losses of $0.7 million on common equity and warrant investments for the nine months ended September 30, 2017, primarily as a result of the negative impact of portfolio company-specific performance factors. Included in the net loss was a realized gain of $0.9 million from the exit of a common equity investment, for which we had recognized cumulative unrealized appreciation of $0.5 million through December 31, 2016, resulting in a net gain of $0.4 million during the nine months ended September 30, 2017.
Three and nine months ended September 30, 2016
We recognized net losses of $0.4 million on senior secured debt during the three months ended September 30, 2016, primarily as a result of the net impact of portfolio company-specific performance factors, offset by the impact of changes to certain market loan indices, and the impact of certain investments moving closer to their expected exit events.
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
We recognized net losses of $0.5 million on preferred equity investments for the three months ended September 30, 2016, primarily attributable to the net impact of portfolio company-specific performance factors, offset primarily by the impact of certain investments moving closer to their expected exit events.
We recognized net losses of $4.6 million on preferred equity investments for the nine months ended September 30, 2016, primarily attributable to the net impact of portfolio company-specific performance factors, offset primarily by the impact of certain investments moving closer to their expected exit events.
We recognized net gains of $0.1 million on common equity and warrant investments for the three months ended September 30, 2016, primarily due to the net impact of certain investments moving closer to their expected exit events, offset by the negative net impact of portfolio company-specific performance factors.
We recognized net gains of $2.6 million on common equity and warrant investments for the nine months ended September 30, 2016, primarily due to the net impact of portfolio company-specific performance factors and the net impact of certain investments moving closer to their expected exit events. In addition, we realized gains of $2.6 million from the redemption of an equity investment. We held this investment from the first quarter of 2014 and recognized unrealized appreciation of $2.1 million and $0.5 during the years ended December 31, 2015 and 2014, respectively. There was no net gain during the nine months ended September 30, 2016, on this transaction.
Liquidity and Capital Resources
We manage the liquidity of SBIC I LP ("SBIC Liquidity") separately from our general corporate liquidity ("Corporate Liquidity"). At September 30, 2017, our Corporate Liquidity and our SBIC Liquidity includes cash and cash equivalents of $1.6 million and $52.2 million, respectively. Additionally, we had $17.9 million in Corporate Liquidity available through our PWB Credit Facility at September 30, 2017. Transfers from SBIC Liquidity to Corporate Liquidity are limited by SBA regulations to a statutory measure of undistributed accumulated earnings, and our ability to transfer liquidity from Corporate Liquidity to SBIC Liquidity is currently limited to capital contributions to SBIC I LP. Additionally, the use of SBIC Liquidity is limited by regulation; see "Item 1.–Business–Small Business Investment Company Regulations" in our Annual Report on Form 10-K for the year ended December 31, 2016. During the nine months ended September 30, 2017, we transferred $3.1 million from from SBIC Liquidity to Corporate Liquidity. At September 30, 2017, $2.5 million cash and cash equivalents were available to transfer from SBIC Liquidity to Corporate Liquidity.
Sources and Uses of Cash and Cash Equivalents
We generate cash through operations from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment. As discussed in "Item 1.–Financial Statements–Note 3", we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which includes investment income that we have not received in cash. In addition, we must distribute substantially all our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. Historically, our distributions have been in excess of taxable income, and we have limited history of net taxable gains. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving line of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash from net investment income	$8,198	$6,009
Cash received from realized gains	3,959	2,179
Net purchases and originations of portfolio investments excluding cash received from realized gains	(24,639)	(3,106)
Net cash provided by (used in) operating activities	(12,482)	5,082
Proceeds from common stock offering, net of expenses	53,423	—
Cash distributions paid	(12,231)	(9,807)
Net repayment of borrowings on PWB Credit Facility	7,600	—
Payment of debt issuance costs	(101)	—
Increase (decrease) in cash and cash equivalents	$36,209	$(4,725)
At September 30, 2017, we held cash and cash equivalents of $53.9 million, an increase of $36.2 million from December 31, 2016.
Cash from net investment income
Net cash from net investment income increased $2.2 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The net increase to net cash from investment income was principally due to an increase in interest income, common dividends, prepayment and structuring fees collected, and a decrease in cash paid for incentive fees, which primarily resulted from a share issuance adjustment related to the Offering , offset by a decrease in preferred equity cash dividends collected, an increase in cash paid for management fees, primarily due to a increase in net investment activity, including additional deployment of funds from the Offering, and an increase in cash interest paid on our PWB Credit Facility.
Cash received from realized gains
Cash received on realized gains may differ from realized gains in the statement of operations due to delays in the receipt of sale proceeds related to escrow and earn-out provisions in the investment sales transactions.
Net purchases and originations of portfolio investments excluding cash received from realized gains
During the nine months ended September 30, 2017, net purchases and originations of portfolio investments were primarily due to $114.7 million of cash we used to purchase portfolio investments, offset by $90.0 million of cash we received from amortized cost repayments on our portfolio investments. During the nine months ended September 30, 2016, net purchases were due to $40.2 million of cash we used to purchase portfolio investments. These cash purchases were offset by $37.1 million of cash we received from principal payments on our portfolio investments.
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
SBIC I LP has a SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spreads over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of December 31, 2016 and 2015, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA.
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
On a stand-alone basis, SBIC I LP held $248.2 million, and $247.5 million in assets at September 30, 2017, and December 31, 2016, respectively, which accounted for approximately 70% and 81% of the Company’s total consolidated assets, respectively.
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
On August 9, 2017, the BLA was amended to increase the maximum amount available under the PWB Credit Facility from $25 million to $35 million, and change the interest rate from a fixed per annum rate of 5.00% to a variable rate initially set at 5.00%, calculated as the prime plus a 0.75% margin, with a 5.00% floor. All other principal covenants and terms under the PWB Credit Facility remained the same. We incurred deferred debt issuance costs of $0.1 million in connection with the amendment.
As of September 30, 2017, we had $17.1 million outstanding at a variable interest rate of 5.00% per annum, and $17.9 million available for use under the PWB Credit Facility.
The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets, excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of September 30, 2017, the Company was in compliance with the applicable covenants.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at September 30, 2017), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of September 30, 2017 (in thousands):

	Payments due by period
	Total	Less than year	1-3 years (2)	3-5 years	After 5 years (2)
Contractual Obligations (1)

PWB Credit Facility	$17,100	$—	$17,100	$—	$—
SBA Debentures	149,880	—	—	—	149,880
Total	$166,980	$—	$17,100	$—	$149,880

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	The PWB Credit Facility is scheduled to mature on October 31, 2018. The SBA debentures are scheduled to mature between September 2022 and 2025.
We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $4.5 million of total unfunded commitments to three portfolio companies at September 30, 2017.
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
Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense. If the tax characteristics of the distributions paid during fiscal 2017 were determined as of September 30, 2017, we estimate that approximately $0.27 per share would represent a return of capital.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, 73% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2017, 89% of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding SBA debentures bear interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.0% interest rate floor. We expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.
Assuming that the interim and unaudited consolidated balance sheet as of September 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands).

Basis point increase	Interest income	Interest expense	Net increase (decrease)
50	$959	$87	$872
100	1,902	173	1,729
150	2,885	260	2,625
200	3,869	347	3,522
250	4,852	433	4,419

Basis point decrease	Interest income	Interest expense	Net increase (decrease)
50	$(496)	$—	$(496)
100	(565)	—	(565)
150	(590)	—	(590)
200	(590)	—	(590)
250	(590)	—	(590)
(1) Our PWB Credit Facility contains a 5.0% interest rate floor, and therefore a decline in the Prime Rate would not impact interest expense.
Item 4. Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2016, management concluded that there was a material weakness in internal control over financial reporting related the design and effectiveness of controls over certain key assumptions and underlying data used in our investment valuations. In response to the material weakness identified, management developed and implemented a remediation plan to address the underlying causes of the material weakness.
The remediation plan included (1) a change in the primary method used to value certain investments, primarily equity investments, from the discounted cash flow method to the market approach as of December 31, 2016, and (2) the development and formal documentation of new controls and procedures to objectively validate and document key inputs and assumptions used in developing our fair value estimates.
During the nine months ended September 30, 2017, we implemented the new internal control procedures described above to address the previously identified material weakness as of December 31, 2016. After completing our testing of the design and operating effectiveness of our control enhancements, we concluded that we have remediated the previously identified material weakness.
Other than as described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2017. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2017, we issued 3,439 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $49,000.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Not applicable.

 Item 6. Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
10.1	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated August 9, 2017	8-K 814-00813	8/10/2017

10.2	Commercial Guaranty Agreement among OFS Capital Corporation, OFS Capital WM, LLC, and Pacific Western Bank dated August 9, 2017	8-K 814-00813	8/10/2017

11.1	Computation of Per Share Earnings			+

14.1	OFS Capital Corporation Code of Ethics			*

14.2	OFS Capital Corporation Code of Business Conduct			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the consolidated statements of operations contained in this report
*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2017	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
10.1	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated August 9, 2017	8-K 814-00813	8/10/2017

10.2	Commercial Guaranty Agreement among OFS Capital Corporation, OFS Capital WM, LLC, and Pacific Western Bank dated August 9, 2017	8-K 814-00813	8/10/2017

11.1	Computation of Per Share Earnings			+

14.1	OFS Capital Corporation Code of Ethics			*

14.2	OFS Capital Corporation Code of Business Conduct			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the consolidated statements of operations contained in this report
*	Filed herewith
†	Furnished herewith