Form 10-K
period 2017-12-31
OFS Capital Corp
filed 2018-03-12
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant as of June 30, 2017, was $148.6 million based on $14.31 per share, the last reported sale price of the shares of common stock on the Nasdaq Global Select Market. For the purpose of calculating this amount only, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. On March 5, 2018, there were 13,340,217 shares outstanding of the Registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OFS Capital Corporation, our logo and other trademarks of OFS Capital Corporation are the property of OFS Capital Corporation. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services dated November 7, 2012
Advisers Act	Investment Advisers Act of 1940
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 606	ASC Topic 606, "Revenue From Contracts With Customers"
ASC Topic 820	ASC Topic 820, "Fair Value Measurements and Disclosures"
ASC Topic 946	ASC Topic 946, "Financial Services-Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
Code	Internal Revenue Code of 1986, as amended
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a non-traded BDC with an investment strategy similar to the Company for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, as defined in the Code, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment advisory agreement between the Company and OFS Advisor dated November 7, 2012
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the 1940 Act
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Capital WM	OFS Capital WM, LLC, a wholly owned investment-company subsidiary
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. Corporations
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under Subchapter M of Code
SBA	U.S. Small Business Administration
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC on December 4, 2013, making SBIC I LP a wholly owned subsidiary of the Company
SBIC Act	Small Business Investment Act of 1958
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
WM Credit Facility	Secured revolving line of credit with Wells Fargo Bank, N.A, terminated on May 28, 2015

PART I
As used in this annual report on Form 10-K, except as otherwise indicated, the terms “OFS Capital,” “the Company,” “we,” “us,” and “our” refer to OFS Capital Corporation and its consolidated subsidiaries.
Item 1.    Business
GENERAL
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act, which imposes certain investment restrictions on our portfolio. Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual EBITDA between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see “—Investment Criteria/Guidelines.”
As of December 31, 2017, we held debt and equity investments in 37 portfolio companies with an aggregate fair value of $277.5 million. As of December 31, 2017, 70% of our investment portfolio was comprised of senior secured loans, 18% of subordinated loans and 11% of equity investments, at fair value.
Our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities. We also may invest up to 30% of our portfolio in opportunistic investments of portfolio companies not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.
We execute our investment strategy, in part, through SBIC I LP, a licensee under the SBA's SBIC program. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see “Regulation—Small Business Investment Company Regulation”.
On a stand-alone basis, SBIC I LP held approximately $251.6 million and $247.5 million in assets, or approximately 70% and 81% of our total consolidated assets, at December 31, 2017 and 2016, respectively.
Our investment activities are managed by OFS Advisor and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from the SBIC Acquisition. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including Hancock Park Corporate Income, Inc., a non-traded BDC with an investment strategy similar to the Company's. OFS Advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.
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
We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.
About OFS and Our Advisor
OFS (which refers to the collective activities and operations of OFSAM, its subsidiaries, and certain affiliates) is a full-service provider of capital and leveraged finance solutions to U.S. companies.
As of December 31, 2017, OFS had 45 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. OFS Advisor is a registered investment adviser under the Advisers Act and a wholly-owned subsidiary of OFSAM.
Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents, and the intangible asset and goodwill resulting from the SBIC Acquisition, but including assets purchased with borrowed amounts and assets owned by any consolidated entity) and, therefore, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
OFS Advisor has entered into a Staffing Agreement (the "Staffing Agreement") with OFSC, a wholly-owned subsidiary of OFSAM. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committee to serve in that capacity. As our investment adviser, OFS Advisor is obligated to allocate investment opportunities among us and any other clients fairly and equitably over time in accordance with its allocation policy.
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid, Jeff Cerny and Mark Hauser, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 20 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access through the Staffing Agreement with OFSC to the resources and expertise of OFS’s investment professionals. As of December 31, 2017, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
Significant Investment Capacity. The net proceeds of equity and debt offerings and borrowing capacity under our credit facilities will provide us with a substantial amount of capital available for deployment into new investment opportunities in our targeted asset class.
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
Our Administrator
We do not have any direct employees, and our day-to-day investment operations are managed by OFS Advisor. We have a chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, corporate secretary and, to the extent necessary, our board of directors may elect to appoint additional officers going forward. Our officers are employees of OFSC, an affiliate of OFS Advisor, and a portion of the compensation paid to our officers are paid by us pursuant to the Administration Agreement. All of our executive officers are also officers of OFS Advisor.
OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and recordkeeping services at such facilities. OFS Services oversees our financial reporting as well as prepares our reports to stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. OFS Services also manages the determination and publication of our net asset value and the preparation and filing of our tax returns and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. OFS Services may retain third parties to assist in providing administrative services to us. To the extent that OFS Services outsources any of its functions, we will pay the fees associated with such functions at cost, on a direct basis.
Market Opportunity
Large Target Market. According to the U.S. Census Bureau in its 2012 economic census, there were approximately 197,000 companies in the United States with annual revenues between $10 million and $2.5 billion, compared with approximately 1,300 companies with revenues greater than $2.5 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the vast bulk of OFS’s portfolio companies since its inception, and constituted the vast bulk of our portfolio as of December 31, 2017. We believe that this market segment will continue to produce significant investment opportunities for us.
Specialized Lending Requirements with High Barriers to Entry. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to private middle-market companies in the United States (a) is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (b) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (c) may also require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community. As a result of the unique challenges facing lenders to middle-market companies, we believe that there are high barriers to entry that a new lender must overcome.
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
Portfolio Review/Risk Monitoring
We view active portfolio monitoring as a vital part of our investment process, and we benefit from a portfolio management system developed by OFS that includes daily, weekly, monthly, and quarterly components, and that involves comprehensive review of the performance of each of our portfolio companies. As part of the portfolio management process, OFS Advisor performs ongoing risk assessments on each of our investments and assigns each debt investment a credit rating based on OFS’s internal ratings scale.
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
As of December 31, 2017, we had debt investments in 35 portfolio companies, totaling $246.3 million at fair value, of which $3.8 million, $222.0 million, $16.5 million, and $2.9 million, and $1.2 million were rated 2, 3, 4, 5, and 6, respectively.
Investment Committees
OFS Advisor’s Pre-Allocation Investment Committee, CLO Investment Committee and Middle-Market Investment Committee, (the “Middle-Market Investment Committee”, and collectively, the “Advisor Investment Committees”), are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The Middle-Market Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey Cerny, Mark Hauser and Bilal Rashid, along with the investment committee for SBIC I LP (the “SBIC Investment Committee”), which is comprised of Mark Hauser, Bilal Rashid, Jeffrey Cerny and Tod Reichert, is responsible for the evaluation and approval of all the investments made by us directly or through our wholly-owned subsidiaries, as appropriate.
The process employed by the Advisor Investment Committees, including the Middle-Market Investment Committee, and the SBIC Investment Committee is intended to bring the diverse experience and perspectives of the committees’ members to the investment process. The Middle-Market Investment Committee and SBIC Investment Committee serve to provide investment consistency and adherence to our core investment philosophy and policies. The Middle-Market Investment Committee and SBIC Investment Committee also determine appropriate investment sizing and implement ongoing monitoring requirements of our investments.
In certain instances, management may seek the approval of our board of directors prior to the making of an investment. In addition to reviewing investments, the meetings of the Middle-Market Investment Committee and SBIC Investment Committee, where applicable, serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with members of the Middle-Market Investment Committee and SBIC Investment Committee, where applicable, early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members in working efficiently.
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
Equity Securities. Equity securities typically consist of either a direct minority equity investment in common or membership/partnership interests or preferred stock of a portfolio company, and are typically not control-oriented investments. Our preferred equity investments typically contain a fixed dividend yield based on the par value of the equity security. Preferred equity dividends may be paid in cash at a stipulated date, usually quarterly, and are participating and/or cumulative. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities. Our equity investments typically are made in connection with debt investments to the same portfolio companies. These securities are categorized as a Preferred Equity or Common Equity in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
Warrants. In some cases, we may receive nominally priced warrants to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a put to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. These securities are categorized as Warrants in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."

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
Management and Incentive Fee.
For providing these services, OFS Advisor receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), adjusted for stock issuances and stock purchases, at the end of the two most recently completed calendar quarters. We have excluded from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from the SBIC Acquisition. The base management fee is payable quarterly in arrears. Base management fees for any partial quarter are prorated based on the number of days in the quarter.
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
The base management fee is payable quarterly in arrears and was $5.0 million, $4.5 million, and $4.9 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

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

•
Year 3: $1.4 million; $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains on Investment A and Investment C less $3 million cumulative unrealized capital depreciation on Investment B)) less $5 million (Capital Gains Fee paid in Year 2)

•
Year 4: $0.6 million; $7 million (20% multiplied by $35 million (cumulative realized capital gains on Investment A and Investment C)) less $6.4 million (cumulative Capital Gains Fee paid in all prior years)

•
Year 5: None; $5 million (20% multiplied by $25 million ($35 million cumulative realized capital gains on Investments A and C less $10 million realized capital losses on Investment B)) less $7 million (cumulative Capital Gains Fee paid in all prior years))

Payment of Our Expenses.
All investment professionals of OFS Advisor and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by OFS Advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Financial Measures—Expenses.”

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
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, and bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our board of directors, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions we pay the fees associated with such functions at cost without incremental profit to OFS Services.
Indemnification
The Investment Advisory Agreement and the Administration Agreement both provide that OFS Advisor, OFS Services and their affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement or the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement or the Administration Agreement.
Board Approval of the Investment Advisory and Administrative Agreements
Our board, including our independent directors, approved the Investment Advisory Agreement at a meeting held on April 7, 2017. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by OFS Advisor;

•	the fee structures of comparable externally managed BDCs that engage in similar investing activities;

•	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;

•	any existing and potential sources of indirect income to OFS Advisor from its relationship with us and the profitability of that relationship, including through the Investment Advisory Agreement;

•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; and

•	the organizational capability and financial condition of OFS Advisor and its affiliates.
Based on the information reviewed and the discussion thereof, the board of directors, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.

Our board also reviewed services provided under the Administrative Agreement, and approved its renewal at the April 7, 2017 meeting.
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
General
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
We generally cannot issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain funds managed by OFS Advisor ("Affiliated Funds") in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the "Order"). Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Legislation has been introduced in the U.S. House of Representatives and Senate intended to revise certain regulations applicable to BDCs. The legislation provides for (i) modifying the asset coverage ratio from 200% to 150%, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental and may be changed without stockholder approval.
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
Managerial Assistance to Portfolio Companies
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. With respect to an SBIC, making available managerial assistance means the making of loans to a portfolio company.
Temporary Investments
Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets, as defined by the 1940 Act, are qualifying assets or temporary investments. We may invest in highly rated commercial paper, U.S. Government agency notes, and U.S. Treasury bills or repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. OFS Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Warrants and Options
Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of OFS Capital and its stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to BDCs—Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.”
Compliance with the Sarbanes-Oxley Act of 2002 and the Nasdaq Global Select Market Corporate Governance Regulations
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. The Sarbanes-Oxley Act has required us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
In addition, The Nasdaq Global Select Market has adopted various corporate governance requirements as part of its listing standards. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

Exemptive Relief
We are generally prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. Further, the 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
Small Business Investment Company Regulations
Our wholly owned subsidiary, SBIC I LP is an SBIC and must maintain compliance with SBA regulations.
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
The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending, real estate or investing in companies outside of the United States, and from providing funds to businesses engaged in a few prohibited industries and to certain “passive” (i.e., non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates.

SBICs must invest idle funds that are not being used to make investments permitted under SBA regulations in the following limited types of securities: (i) direct obligations of, or obligations guaranteed as to principal and interest by, the U.S. government, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (v) a checking account in a federally insured institution; or (vi) a reasonable petty cash fund.
SBA regulations include restrictions on a “change of control” or other transfers of limited partnership interests in an SBIC. In addition, SBIC I LP may also be limited in its ability to make distributions to us if it does not have sufficient accumulated net profit, in accordance with SBA regulations.
SBIC I LP is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of the SBIC license and an SBA leverage commitment does not ensure that SBIC I LP will receive SBA guaranteed debenture funding, and such funding is dependent upon SBIC I LP’s continued compliance with SBA regulations and policies.
The SBA, as a creditor, will have a superior claim to the SBIC I LP’s assets over our stockholders in the event that SBIC I LP is liquidated or the SBA exercises its remedies under the SBA debentures issued by SBIC I LP in the event of a default.
Other
We are subject to periodic examination by the SEC for compliance with the Exchange Act, and the 1940 Act.
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
Codes of Ethics
We and OFS Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to either code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on our website at www.ofscapital.com. You may also read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.
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
Material U.S. Federal Income Tax Considerations
Election to be Taxed as a RIC
We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we are not required to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our otherwise taxable earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, to receive RIC tax treatment, we must distribute to our stockholders, for each taxable year, the Annual Distribution Requirement. The excess of net long-term capital gains over net short-term capital losses, if any ("Net Capital Gains"), are not a component of the Annual Distribution Requirement, but impacts taxable income if not distributed as discussed below.
Taxation as a RIC
If we:

•	maintain our qualification as a RIC; and

•	satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our ICTI or Net Capital Gains we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any ICTI or Net Capital Gain not distributed (or deemed distributed) to our stockholders.
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
We are required to recognize ICTI in circumstances in which we have not received a corresponding payment in cash. For example, we hold debt obligations that are treated under applicable tax rules as issued with OID and debt instruments with PIK interest, and we must include in ICTI each year the portion of the OID and PIK interest that accrues for that year (as it accrues over the life of the obligation), irrespective of whether the cash representing such income is received by us in that taxable year. The continued recognition of non-cash ICTI may cause difficulty in meeting the Annual Distribution Requirement. We may be required to sell investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities to meet this requirement. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
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
If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to our stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.
Some of the income and fees that we recognize may result in ICTI that will not be "qualifying income" for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees.
Failure to Qualify as a RIC
If we are unable to maintain our qualification as a RIC, we will be subject to tax on all of our ICTI and Net Capital Gains at regular corporate rates; we will not receive a dividend deduction for any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that would, for qualifying non-corporate U.S. stockholders, be eligible for the current 20% maximum rate to the extent of our current and accumulated earnings and profits (subject to limitations under the Code). Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis (reducing that basis accordingly), and any remaining distributions would be treated as a capital gain. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years, in order to qualify as a RIC in a subsequent year.

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
We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFS senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, Jeffrey Cerny, Senior Managing Director and Treasurer of OFSC, and Mark Hauser, Senior Managing Director of OFSC. Each of these individuals is an employee at will of OFSC. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM and Chairman of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
We expect that OFS Advisor will continue to evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that OFS senior professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with OFS and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective. In addition, individuals with whom the OFS senior professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.
OFS Advisor is a subsidiary of OFSAM that has no employees and depends upon access to the investment professionals and other resources of OFS and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFS to obtain access to deal flow generated by the professionals of OFS and its affiliates. Under a Staffing Agreement between OFSC, a subsidiary of OFSAM that employs OFS’s personnel, and OFS Advisor, OFSC has agreed to provide OFS Advisor with the resources necessary to fulfill these obligations. The Staffing Agreement provides that OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel of OFSC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure stockholders that OFSC will fulfill its obligations under the agreement. If OFSC fails to perform, we cannot assure stockholders that OFS Advisor will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OFSC and its affiliates or their information and deal flow.
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
Our ability to achieve our investment objective and grow will depend on our ability to manage our business. This will depend, in turn, on the ability of the Advisor Investment Committees to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the Advisor Investment Committees' ability to execute our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. OFS Advisor has substantial responsibilities under the Investment Advisory Agreement. The OFS Advisor's senior professionals and other personnel of OFS Advisor's affiliates, including OFSC, may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
OFS Advisor and its affiliates manage other assets, including those of other BDCs and CLO funds, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to HPCI, a non-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. Therefore, many investment opportunities will satisfy the investment criteria for both HPCI and us. HPCI operates as a distinct and separate entity and any investment in our common stock will not be an investment in HPCI. In addition, our executive officers and certain of our independent directors serve in substantially similar capacities for HPCI. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS

Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
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
The independent directors of our board of directors also comprise the independent directors of the board of directors of HPCI, an affiliated BDC that is also managed by OFS Advisor.  In their capacities as directors for a BDC board, the independent directors have a duty to make decisions on behalf of that BDC that are in the best interests of that BDC and its stockholders.  Accordingly, our independent directors may face conflicts of interest when making a decision on behalf of one BDC that may not be in the best interest of the other BDC. For example, the SEC has granted exemptive relief to us, OFS Advisor, HPCI, and certain other of our affiliates to co-invest in certain transactions that would otherwise be prohibited by the 1940 Act. In accordance with that relief, the independent directors must make certain findings on behalf of each BDC with respect to initial co-investment transactions, including that the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the BDC and its stockholders and do not involve overreaching in respect of the BDC or its stockholders on the part of any of the other participants in the proposed transaction. Under such circumstances, the independent directors may face conflicts of interest when making these determinations on behalf of us and HPCI.
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

•
For accounting purposes, any cash distributions to stockholders representing PIK income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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
Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
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
Moreover, SBIC I LP’s status as an SBIC does not automatically assure that it will receive SBA guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon whether SBIC I LP is and continues to be in compliance with SBA regulations and policies and whether funding is available. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by SBIC I LP. As of December 31, 2017, the Company had fully funded its $75.0 million commitment to SBIC I LP. As of December 31, 2017, SBIC I LP had leverage commitments of approximately $149.9 million from the SBA, and $149.9 million of outstanding SBA-guaranteed debentures, leaving no incremental borrowing capacity under present SBA regulations. In January 2015, we filed an application with the SBA for a second SBIC license, which, if approved, would provide up to $75.0 million in additional SBA debentures for the funding of our future investments upon our contribution of at least $37.5 million in additional regulatory capital and subject to the issuance of a leverage commitment by the SBA and other customary procedures. There can be no assurance as to whether or when this application will be approved by the SBA.
SBIC I LP is subject to SBA regulations.
Our investment strategy includes SBIC I LP, which is regulated by the SBA. The SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If SBIC I LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit its ability to make new investments. The SBA, as a creditor, will have a superior claim to SBIC I LP’s assets over SBIC I LP’s limited partners and our stockholders in the event SBIC I LP is liquidated or the SBA exercises its remedies under the SBA debentures issued by SBIC I LP in the event of a default. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because of our ownership interest in SBIC I LP.
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
SBIC I LP is subject to ongoing regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. In addition, SBIC I LP may also be limited in its ability to make distributions to us if it does not have sufficient accumulated net profit, in accordance with SBA regulations. These requirements may make it more difficult for us to achieve our investment objectives.
We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets, other than assets held in SBIC I LP and our ownership interest in SBIC I LP and SBIC I GP, under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the management fee payable to OFS Advisor is payable based on our total assets (other than cash and cash equivalents and goodwill and intangible assets related to the SBIC Acquisition but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), OFS Advisor has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to OFS Advisor.
As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2017, our asset coverage ratio was greater than 1,000%.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	—%	5%	10%
Corresponding return to common stockholder (1)	(18.00)%	(10.63)%	(3.27)%	4.10%	11.47%
(1) Assumes $277.5 million in investments at fair value, $167.5 million in debt outstanding, $188.3 million in net assets, and an average cost of funds of 3.7%. Assumptions are based on our financial condition and our average cost of funds at December 31, 2017.
Based on our outstanding indebtedness of $167.5 million as of December 31, 2017 and the average cost of funds of 3.7% as of that date, our investment portfolio must experience an annual return of at least 2.2% to cover interest payments on the outstanding debt.
This example is for illustrative purposes only, and actual interest rates on our borrowings are likely to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Borrowings” for additional information.
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
Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make. We compete with public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. These characteristics could allow our competitors to consider a wider variety of instruments, establish more relationships and offer better pricing and more flexible structuring than we are able to. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
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
We may suffer credit losses.
Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing.
We will be subject to corporate-level federal income tax if we are unable to maintain our qualification as a RIC.
We have elected to be treated as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain RIC status. As a RIC, we are not required to pay corporate-level federal income taxes on our income and capital gains distributed (or deemed distributed) to our stockholders, provided that we satisfy certain distribution and other requirements. To continue to qualify for tax treatment as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, and may, in the future, issue preferred stock, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for tax treatment as a RIC for any reason and become subject to corporate-level federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.
Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
In order for us to maintain our tax treatment as a RIC and to minimize corporate-level taxes, we are required to distribute on an annual basis substantially all of our taxable income, which includes income from our subsidiaries and portfolio companies. As a substantial portion of our investments are made through SBIC I LP, we are significantly dependent on that entity for cash distributions to enable us to meet the RIC distribution requirements. SBIC I LP may be limited by the Small Business Investment Act of 1958 and SBA regulations governing SBICs from making certain distributions to us that may be necessary to enable us to continue to qualify as a RIC. We may have to request a waiver of the SBA’s restrictions for SBIC I LP to make certain distributions to maintain our tax treatment as a RIC and we cannot assure stockholders that the SBA will grant such waiver. If our subsidiaries and portfolio companies are unable to make distributions to us, this may result in loss of RIC tax treatment and a consequent imposition of a corporate-level federal income tax on us.
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
We may in the future choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.
We distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with guidance issued by the Internal Revenue Service, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If this and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, stockholders receiving such distribution would be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
Our PWB Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the credit facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The PWB Credit Facility provides us with a senior secured revolving line of credit of up to $50.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the PWB Credit Facility. The PWB Credit Facility is guaranteed by our subsidiary OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests. The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The PWB Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the PWB Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the PWB Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. We had $17.6 million outstanding under the PWB Credit Facility as of December 31, 2017. Availability under the PWB Credit Facility as of December 31, 2017 was $17.4 million based on the stated advance rate of 50% under the borrowing base.
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
Third parties with whom we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.
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
In addition, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy, including making investments in entities such as OFS Capital WM and SBIC I LP, in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and our accounting practices described in this Annual Report on Form 10-K, and may shift our investment focus from the areas of expertise of OFS Advisor to other types of investments in which OFS Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.
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
Legislative or other actions relating to taxes could have a negative effect on us.
Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our stockholders and the entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.
We cannot predict with certainty how any future changes in the tax laws might affect us, our investors or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.
The effect of global climate change may impact the operations of our portfolio companies.
There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more systems backup, adding to costs, and can contribute to increased system stresses, including service interruptions. In December 2015, the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. subsequently ratified the Paris Agreement, and it entered into force on November 4, 2016. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.
Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. Recent legislation introduced in the U.S. House of Representatives and Senate, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and you may face increased investment risk. In addition, since our base management fee is calculated as a percentage of the value of our gross assets, including assets acquired through the incurrence of debt but excluding cash and cash equivalents, our base management fee expenses will increase if we incur additional indebtedness.
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
OFS Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If OFS Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the OFS Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
OFS Services can resign from its role as our Administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Services has the right to resign under the Administration Agreement, whether we have found a replacement or not. If OFS Services resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by OFS Services. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our securities.
Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. We are required to review our internal control over financial reporting on an annual basis, and evaluate and disclose changes in our internal control over financial reporting on a quarterly and annual basis.
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
As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2017, management identified a material weakness related to the design and operating effectiveness of controls over the reliability of financial information reported by portfolio companies that is used as financial inputs in the Company’s investment valuations.
The identification of the material weakness did not require a fourth quarter 2017 adjustment or impact any of our consolidated financial statements for any prior annual or interim periods and we are developing a remediation plan for this material weakness. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. We believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
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
As of December 31, 2017, we had $167.5 million of debt outstanding. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all. We have received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from our definition of senior securities in our statutory 200% asset coverage ratio under the 1940 Act.
If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in our stockholders’ best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve any such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and our stockholders might experience dilution.
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
Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are risky, and we could lose all or part of our investment.
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
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We remain obligated to pay management and incentive fees to OFS Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and incentive fee of OFS Advisor as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
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
In the course of our investing activities, we will pay management and incentive fees to OFS Advisor. The base management fee is based on our total assets (other than cash and cash equivalents and the intangible asset and goodwill resulting from the SBIC Acquisition, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including any assets owned by any consolidated entity, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interests associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, OFS Advisor or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.
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
Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our board of directors in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its affiliates’ respective officers, directors, members, managers, stockholders and employees will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its affiliates’ respective officers, directors, members, managers, stockholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
We may be subject to additional risks if we engage in hedging transactions and/or invest in foreign securities.
The 1940 Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate investments in securities of non-U.S. companies. We expect that these investments would focus on the same debt investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks, including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
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

Uncertainty relating to the LIBOR calculation process may adversely affect the value of any portfolio of LIBOR-indexed, floating-rate debt securities.
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
On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Any such renegotiated agreements or methodology of the new standard may not be as favorable to us as the current agreements and LIBOR, which may adversely affect our net investment income.
Risks Related to Our Securities
There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We have made distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. Our ability to make distributions may also be affected by our ability to receive distributions from SBIC I LP, which is governed by SBA regulations.
When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. A return of capital is a return to stockholders of a portion of their original investment in us rather than income or capital gains.
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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, SBICs or BDCs;

•	loss of RIC or BDC status;

•	failure of SBIC I LP to maintain its status as an SBIC;

•	our origination activity, including the pace of, and competition for, new investment opportunities;

•	changes or perceived changes in earnings or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability to secure additional debt or equity capital;

•	potential future sales of common stock or debt securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	departure of OFS Advisor’s, OFSC’s or any of their affiliates’ key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
The shares of our common stock beneficially owned by our principal stockholders, including OFSAM, are generally available for resale, subject to the provisions of Rule 144 promulgated under the Securities Act unless registered for sale under the Securities Act. We have entered into a registration rights agreement granting OFSAM the right to require us to register its shares for resale. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation dividing our board of directors into three classes with the term of one class expiring at each annual meeting of stockholders. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.
Our common stock may trade below its net asset value per share, which limits our ability to raise additional equity capital.
If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2017, our net asset value per share was $14.12. The daily average closing price of our shares on the Nasdaq Global Select Market for the year ended December 31, 2017 was $13.69. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

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
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2017. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock, Holders and Distributions
Our common stock is traded on the Nasdaq Global Select Market under the symbol "OFS". The following table lists the high and low sale price for our common stock, net asset value per share, and the cash distributions per share that we have declared on our common stock for each fiscal quarter during the last two most recently completed fiscal years.

	2017				2016
		Price Range		Distributions		Price Range		Distributions
	NAV (1)	High	Low	Per Share (2)	NAV (1)	High	Low	Per Share (2)
For the quarter ended:
March 31	$14.98	$15.24	$13.55	$0.34	$14.65	$13.07	$9.98	$0.34
June 30	$14.40	$14.58	$13.50	$0.34	$14.76	$13.75	$11.83	$0.34
September 30	$14.15	$14.34	$12.67	$0.34	$14.67	$14.25	$12.78	$0.34
December 31	$14.12	$13.20	$11.80	$0.34	$14.82	$14.09	$12.25	$0.34

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(2)
Represents distributions declared in the specified quarter. We maintain an “opt-out” distribution reinvestment plan, or DRIP, for our common stockholders. As a result, if we declare a distribution, cash distributions are automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. The determination of the tax attributes of distributions is made annually as of the end of each fiscal year based upon taxable income for the full year and distributions paid for the full year. The return of capital portion of each distribution for the years ended December 31, 2017 and 2016 was $0 and $0.09, respectively.

The last reported sale price for our common stock on the NASDAQ Global Select Market on March 5, 2018 was $11.51 per share. As of March 5, 2018, there were two holders of record of the common stock, one of which was OFSAM. The other holder of record does not identify stockholders for whom shares are held beneficially in “nominee” or “street name.”
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
Distributions directly affect our taxable income. See "Item 1. Business–Material U.S. Federal Income Tax Considerations–Taxation as a RIC".
Distributions in excess of our current and accumulated ICTI are reported as returns of capital; the tax treatment to the stockholder will depend on a variety of factors including the stockholder’s tax basis in our shares. The determination of the tax attributes of our distributions is made annually as of the end of the year, and is based on our taxable income for the full year and distributions paid for the full year; therefore, a determinations made on a quarterly basis may not be representative of the tax attributes of our distributions to stockholders. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution) is mailed to our U.S. stockholders. For the year ended December 31, 2017, approximately $1.14 per share, $0.22 per share, and $0 per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its stockholders, respectively.
Cash available to make distributions could be impacted by, among other things, SBA regulations. Furthermore, we may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions at a particular level.

Issuer Purchases of Equity Securities
For the years ended December 31, 2017, 2016, and 2015, we did not purchase any shares of our common stock in the open market.
Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index, for the last five fiscal years. The graph assumes that, on December 31, 2012, a person invested $100 in our common stock, the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index. The graph measures total stockholder return, which takes into account changes in stock price and assumes reinvestment of all dividends and distributions prior to any tax effect.

The graph and other information under the heading "Stock Performance Graph" in Part II Item 5 of this Form 10-K is "furnished" and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference in any filing under the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.
Sales of Unregistered Securities
There was $0.2 million of distributions reinvested during the year ended December 31, 2017 under the DRIP.

Item 6.	Selected Consolidated Financial Data
The following selected financial and other data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K (amounts in thousands, except per share data and number of portfolio companies at period end):

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Investment income
Interest income	$28,124	$26,400	$27,764	$20,653	$16,838
PIK interest income	1,508	1,194	1,206	683	89
Dividend income	482	475	245	124	9
Preferred equity PIK dividend income	1,399	1,433	1,116	446	—
Fee income	1,913	1,592	1,933	914	134
Total investment income	33,426	31,094	32,264	22,820	17,070
Expenses
Management fees	4,999	4,516	5,225	2,916	3,435
Incentive fees	2,962	3,333	2,627	1,253	—
Other expenses	9,588	9,100	11,001	9,516	7,917
Total expenses	17,549	16,949	18,853	13,685	11,352
Net investment income	15,877	14,145	13,411	9,135	5,718
Net realized gain (loss) on investments	6,833	2,404	(1,562)	(3,359)	87
Realized gain from SBIC Acquisition	—	—	—	—	2,742
Net unrealized appreciation (depreciation on investments	(14,800)	(2,721)	6,382	4,164	(872)
Net increase in net assets resulting from operations	7,910	13,828	18,231	9,940	7,675
Per share data:
Net asset value	$14.12	$14.82	$14.76	$14.24	$14.58
Net investment income	1.28	1.46	1.39	0.95	0.59
Net realized gain (loss) on investments	0.55	0.25	(0.17)	(0.35)	0.01
Realized gain from SBIC Acquisition	—	—	—	—	0.29
Net unrealized appreciation (depreciation) on investments	(1.19)	(0.29)	0.66	0.42	(0.09)
Net increase in net assets resulting from operations	0.64	1.43	1.89	1.03	0.80
Distributions declared (1)	1.36	1.36	1.36	1.36	1.02
Balance sheet data at period end:
Investments, at fair value	$277,499	$281,627	$257,296	$312,234	$237,919
Cash and cash equivalents	72,952	17,659	32,714	12,447	28,569
Restricted cash and cash equivalents	—	—	—	—	450
Other assets	7,327	5,744	4,666 (2)	11,823 (2)	9,106 (2)
Total assets	357,778	305,030	294,676 (2)	336,504 (2)	276,044 (2)
Debt	164,823	156,343	146,460 (2)	194,935 (2)	131,912 (2)
Total liabilities	169,442	161,252	151,664 (2)	199,033 (2)	135,666 (2)
Total net assets	188,336	143,778	143,012	137,471	140,378
Other data (unaudited):
Weighted average yield on performing debt investments (3) (6)	12.11%	12.08%	11.89%	9.53%	8.49%
Weighted average yield on total debt investments (4) (6)	11.59%	11.72%	11.84%	9.41%	8.35%
Weighted average yield on total investments (5) (6)	10.35%	10.88%	10.79%	8.99%	8.13%
Number of portfolio companies at period end	37	41	39	62	58

(1)
The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. The return of capital portion of these distributions for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, was $0, $0.09, $0.23, $0.72, and $0.40, respectively.

(2)
On January 1, 2016, we adopted ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

(3)
The weighted average yield on our performing debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of loan origination fees, original issue discount, market discount or premium, and loan amendment fees divided by (b) amortized cost of our debt investments, excluding assets in non-accrual status as of the balance sheet date.

(4)
The weighted average yield on our performing debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of loan origination fees, original issue discount, market discount or premium, and loan amendment fees divided by (b) amortized cost of our debt investments, including debt investments in non-accrual status as of the balance sheet date.

(5)
The weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of loan origination fees, original issue discount, market discount or premium, and loan amendment fees, plus the cash effective yield on our performing preferred equity investments divided by (b) amortized cost of our total investment portfolio, including debt investments in non-accrual status basis as of the balance sheet date.

(6)
The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or an SBIC, or maintaining our tax treatment as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	Our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	the ability of SBIC I LP to make distributions enabling us to meet RIC requirements;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
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

Critical Accounting Policies and Significant Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.
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
Revenue recognition
Our investment activities frequently involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or "follow-on" transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. Acquired rights and financial instruments together, referred to as Instruments.
The revenue recognized on these Instruments is a function of the fee or other consideration allocated to them, including amounts allocated to capital structuring fees, at the time of acquisition. Additionally, subsequent amendments to these Instruments can involve both:

•	a determination as to whether the amendment is

◦	of such significance to deem it the consummation of the initial investment transaction and the acquisition of new Instruments (i.e., a "significant modification"), or

◦	a modification of those Instruments to be recognized over their remaining lives, and

•	an additional allocation of consideration among newly acquired Instruments.
These allocations are generally based on the relative fair value of the Instruments at the time of the transaction, a process involving fair value estimates which is also a critical accounting policy and significant estimate. Moreover, these allocations and determinations can differ between GAAP and federal income tax bases. Once determined, these allocations directly affect the discount/premium and yield on debt securities, the cost and net gains/losses on equity securities, and capital structuring fees recognized in the statements of operations; and ICTI. These allocations require an understanding of the terms and conditions of the underlying agreements and requires significant management judgment. The table below presents the impact to the initial cost bases of allocated consideration to acquired Instruments for the years ended December 31, 2017, 2016, and 2015, (in thousands):

	2017	2016	2015
Loans:
Net Loan Fees (1) (excluding equity securities and cash amendment fees)	$(1,376)	$(983)	$(922)
Equity securities (including performance-contingent fees)	—	(822)	—
Equity securities (including performance-contingent fees)	—	822	—
Capital structuring fees	531	369	653
(1) Loan origination fees, OID, market discount or premium, and loan amendment fees.
On January 1, 2018, we adopted ASC Topic 606, which will result in the re-characterization of capital structuring fees received from portfolio companies, which are recognized as earned upon the closing of an investment, to a component of Net Loan Fees, which are recorded as an adjustment to the amortized cost of the investment and amortized as an adjustment to interest income over the life of the respective debt investment. The adoption of new revenue guidance will not have a material impact on our consolidated financial statements, including the presentation of revenues in our consolidated statements of operations.

Fair value estimates
As of December 31, 2017, approximately 78% of our total assets were carried on the consolidated balance sheet at fair value. As discussed more fully in “Item 8.–Financial Statements–Note 2” GAAP requires us to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our assets carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.
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
The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate and EBITDA multiple inputs used in our investment valuations at December 31, 2017 (dollar amounts in thousands):

	Fair Value at December 31, 2017	Weighted average discount rate/EBITDA multiple at December 31, 2017	Discount rate sensitivity		EBITDA multiple sensitivity
Valuation Method / Investment Type			-10% Weighted average	+10% Weighted average	+0.5x	-0.5x
Discounted cash flow
Debt investments:
Senior Secured	$152,231	12.24%	$155,136	$147,782	N/A	N/A
Subordinated	$47,117	14.69%	$48,261	$45,641	N/A	N/A

Enterprise value
Debt investments:
Senior Secured	$12,910	7.50x	N/A	N/A	$13,712	$12,108
Subordinated	$4,074	6.37x	N/A	N/A	$4,752	$3,397

Equity investments:
Preferred equity	$19,200	7.80x	N/A	N/A	$19,737	$17,038
Common equity and warrants	$11,489	6.27x	N/A	N/A	$13,673	$10,491
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

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1—Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 4”.

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

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including HPCI, a non-traded BDC with an investment strategy similar to ours.

Portfolio Composition and Investment Activity
Portfolio Composition
As of December 31, 2017, the fair value of our debt investment portfolio totaled $246.3 million in 35 portfolio companies, of which 79% and 21% were senior secured loans and subordinated loans, respectively, and approximately $31.2 million in equity investments, at fair value, in 17 portfolio companies in which we also held debt investments and two portfolio companies in which we solely held an equity investment. We had unfunded commitments of $9.9 million to three portfolio companies at December 31, 2017. Set forth in the tables and charts below is selected information with respect to our portfolio as of December 31, 2017 and 2016.
The following table summarizes the composition of our investment portfolio as of December 31, 2017 and 2016 (dollar amounts in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$196,020	$195,112	$182,315	$180,955
Subordinated debt investments	63,031	51,198	66,591	63,410
Preferred equity	24,103	19,200	23,293	23,721
Common equity and warrants	6,821	11,989	7,108	13,541
	$289,975	$277,499	$279,307	$281,627
Total number of portfolio companies	37	37	41	41

(1)
Includes debt investments in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co–lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $21,709 and $21,919 at December 31, 2017, respectively, and $28,945 and $29,276, at December 31, 2016, respectively.

The following table shows the portfolio composition by geographic region at amortized cost and fair value, and as a percentage of total investments. The geographic composition is determined by the location of the portfolio companies' corporate headquarters (dollar amounts in thousands):

	Amortized Cost				Fair Value
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
South - US	$126,123	43.5%	$120,005	42.9%	$124,699	44.9%	$122,511	43.5%
Northeast - US	106,506	36.7	85,693	30.7	91,012	32.8	78,186	27.8
West - US	32,976	11.4	59,120	21.2	33,097	11.9	61,219	21.7
Midwest - US	20,431	7.0	10,566	3.8	24,621	8.9	15,788	5.6
Canada	3,939	1.4	3,923	1.4	4,070	1.5	3,923	1.4
Total	$289,975	100.0%	$279,307	100.0%	$277,499	100.0%	$281,627	100.0%

As of December 31, 2017, our investment portfolio’s three largest industries by fair value, were (1) Manufacturing, (2) Professional, Scientific, and Technical Services, and (3) Other Services (except Public Administration), totaling approximately 44.5% of the investment portfolio. For a full summary of our investment portfolio by industry, see "Note 5, Investments" to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.

The following table presents our debt investment portfolio by investment size as of December 31, 2017 and 2016 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Up to $4,000	$28,403	10.9%	$34,547	13.9%	$24,745	10.1%	$41,419	17.0%
$4,001 to $7,000	53,271	20.5	57,996	23.3	45,765	18.6	55,342	22.6
$7,001 to $10,000	84,596	32.7	78,446	31.5	84,026	34.1	80,735	33.0
$10,001 to $13,000	37,706	14.6	34,549	13.9	38,033	15.4	37,593	15.4
Greater than $13,000	55,075	21.3	43,368	17.4	53,741	21.8	29,276	12.0
Total	$259,051	100.0%	$248,906	100.0%	$246,310	100.0%	$244,365	100.0%
The following table displays the composition of our performing debt investment portfolio by weighted average yield as of December 31, 2017 and 2016:

	December 31,
	2017			2016
Weighted Average Yield - Performing Debt Investments (1)	Senior Secured Debt	SubordinatedDebt	Total Debt	Senior Secured Debt	SubordinatedDebt	Total Debt
Less than 8%	2.0%	—%	1.6%	8.7%	11.4%	9.5%
8% - 10%	26.7	—	21.1	7.7	—	5.6
10% - 12%	38.4	11.5	32.7	32.6	11.9	27.0
12% - 14%	10.1	50.8	18.6	30.9	58.1	38.2
Greater than 14%	22.8	37.7	26.0	20.1	18.6	19.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt investments (1)	11.76%	13.40%	12.11%	11.95%	12.44%	12.08%
Weighted average yield - total debt investments (2)	11.76%	11.05%	11.59%	11.52%	12.35%	11.72%
(1) The weighted average yield on our performing debt investments is computed as (a) the annual stated accruing interest plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments, excluding debt investments in non-accrual status as of the balance sheet date.

(2)
The weighted average yield on our total debt investments is computed as (a) the annual stated accruing interest plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments, including debt investments in non-accrual status as of the balance sheet date.

The weighted average yield on total investments was 10.35% and 10.88%, at December 31, 2017 and 2016, respectively. Weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
The weighted average yield on our performing debt increased from 12.08% at December 31, 2016 to 12.11% at December 31, 2017, primarily due to an increase in the applicable LIBOR rates which are indexed to our variable rate debt investments, offset by approximately $64.8 million in sales and repayments of debt investments with a weighted average yield of 10.91%, and the deployment of cash during the nine months ended December 31, 2017, including partial deployment of proceeds received from our April 2017 follow–on public offering (the "Offering"), into $107.4 million of debt investments with a weighted average yield of 10.85% at December 31, 2017.
As of December 31, 2017 and 2016, floating rate loans at fair value were 76% and 66% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 24% and 34% of our debt investment portfolio, respectively.

Non-Accrual Loans
At December 31, 2017, we had two loans (Community Intervention Services, Inc. and Southern Technical Institute, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an amortized cost and fair value of $11.1 million and $1.2 million, respectively. Our loan investment in My Alarm Center, LLC, which was on non-accrual status at June 30, 2017, was restructured and exchanged for a new class of preferred equity securities and common equity securities in July 2017. See "Item 1.–Financial Statements–Note 5" for further information. At December 31, 2016, we had one loan (Community Intervention Services, Inc.) on non-accrual status with respect to PIK interest and unamortized Net Loan Fees with an amortized cost and fair value of $7.6 milion and $5.4 million, respectively.
PIK and Cash Dividend Accruals
Payment-in-kind dividends on preferred equity securities are recognized at fair value when earned. At December 31, 2017, we owned four preferred equity securities (Master Cutlery, LLC, Stancor, L.P., Southern Technical Institute, LLC, and TRS Services, LLC), with an aggregate amortized cost and fair value of $10.5 million and $3.7 million, respectively, for which the fair value of the most-recently recognized PIK dividend as of December 31, 2017, was $0. In addition, beginning June 30, 2017, the Company discontinued recognition of the cash preferred dividend from its investment in Master Cutlery, LLC. At December 31, 2016, the Company owned one preferred equity security (Master Cutlery, LLC) with an amortized cost and fair value of $3.5 million, and $1.0 million, respectively, for which the fair value of the most-recently recognized PIK dividend as of December 31, 2016 was $0.
Investment Activity
The following is a summary of our cash investment activity for the years ended December 31, 2017 and 2016 (dollar amounts in millions):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$114.5	$4.4	$48.7	$0.7
Investments in existing portfolio companies:
Follow-on investments	19.0	1.4	13.9	0.8
Refinanced investments	—	—	3.2	—
Delayed draw funding	3.6	—	0.9	—
Total investments in existing portfolio companies	22.6	1.4	18.0	0.8
Total investments in new and existing portfolio companies	$137.1	$5.8	$66.7	$1.5
Number of new portfolio company investments	17	4	8	1
Number of existing portfolio company investments	17	2	10	1
Proceeds/distributions from principal payments/equity investments	$105.1	$—	$41.4	$—
Proceeds from investments sold or redeemed	17.8	19.2	2.8	2.5
Total proceeds from principal payments, equity distributions and investments sold	$122.9	$19.2	$44.2	$2.5
Non-cash Investment Activity
In December 2017, our investment in Jobson Healthcare Information, LLC ("Jobson") was restructured, whereby the lender group, including us, purchased all the outstanding equity of Jobson for a nominal purchase price. Immediately after the restructuring, and as of December 31, 2017, we owned approximately 12.6% of the common equity of Jobson. In February 2018, in connection with the restructuring, the Company sold its warrant investment, on a pro-rata basis, to the other members of the lender group for a nominal amount. As of December 31, 2017, the amortized cost and fair value of our common equity investment in Jobson was $0; the amortized cost and fair value of our warrant investment in Jobson was $0.5 million and $0, respectively; and the amortized cost and fair value of our debt investment in Jobson was $15.2 million and $12.9 million, respectively.
In July 2017, our senior secured debt investment with a cost basis of $6.7 million, and preferred equity investments, with an aggregate cost basis of $0.3 million, in My Alarm Center, LLC ("My Alarm"), were restructured and exchanged for common equity and a new class of preferred equity securities with a fair value of $0 and $1.8 million, respectively. As of June

30, 2017, we had recognized cumulative unrealized losses of $5.2 million on our pre-restructured securities of My Alarm Center, LLC, which upon restructuring, were recognized as realized losses during the quarter ended September 30, 2017.
During the year ended December 31, 2016, we converted $1.8 million in principal of our subordinated debt investment in Southern Technical Institute, LLC into preferred equity units and warrants valued at $1.8 million, converted $0.3 million in principal of our senior secured debt investment in TRS Services, LLC, into preferred equity units valued at $0.3 million, and converted $0.8 million in principal of our subordinated debt investment in All Metals, LLC, into a senior secured debt investment in the same portfolio company. In addition, we received additional preferred equity units with nominal value in connection with a $1.3 million follow on investment in My Alarm, LLC and also amended our My Alarm, LLC senior secured debt investment for which we received preferred equity units valued at $0.2 million.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2017 and 2016 (dollar amounts in thousands):

	As of December 31,
	2017		2016
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	3,755	1.5	3,810	1.6
3 (Average)	222,027	90.1	192,078	78.6
4 (Special Mention)	16,454	6.7	43,084	17.6
5 (Substandard)	2,873	1.2	5,393	2.2
6 (Doubtful)	1,201	0.5	—	—
7 (Loss)	—	—	—	—
	$246,310	100.0%	$244,365	100.0%
During the year ended December 31, 2017, we reclassified three debt investments from risk category 4 to risk category 3, with an aggregate fair value of $17.2 million at December 31, 2016, primarily due to improvement in the underlying businesses of the portfolio companies. In addition, we reclassified our debt investment in Community Intervention Services, Inc. with a fair value of $5.4 million at December 31, 2016, from risk category 5 to risk category 6 (our non-accrual debt investment with respect to PIK interest and Net Loan Fees described above), our debt investment in Southern Technical Institute, LLC from a risk category 4 to risk category 6 with a fair value of $3.2 million at December 31, 2016, and our debt investment in Master Cutlery, LLC from risk category 4 to risk category 5 with a fair value of $4.4 million at December 31, 2016, primarily due to a degradation in the underlying businesses of the portfolio companies. Further, our loan investment in My Alarm with a fair value and risk rating of $6.2 million and 3, respectively, at December 31, 2016 was restructured and exchanged for a new class of preferred and common equity securities. All other year over year changes in the fair value of our debt investments within each category, were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments within the categories, and other investment activity.
Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue primarily in the form of interest income on debt investments, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of December 31, 2017, floating rate and fixed rate loans comprised 76% and 24%, respectively, of our current debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our investments provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain portfolio companies, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we recognize the excess principal payment as income in the period it is received.
Expenses. Our primary operating expenses include interest expense due under our outstanding borrowings, the payment of fees to OFS Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly, OFS Services or its affiliates, or on our behalf by a third party, including:

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
Net Gain (Loss) on Investments. Net gain (loss) on investments consists of the sum of: (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) net unrealized appreciation or depreciation on debt and equity investments, net of applicable taxes to the extent the investments are held through taxable wholly owned subsidiaries. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain recognized in that period will generally be smaller. The unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity. In such instances, the reversal of accumulated unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and may be partially offset by the acceleration of any premium or discount on the debt security, which is reported in interest income, and any prepayment fees on the debt security, which is reported in fee income.
We do not believe that our historical operating performance is necessarily indicative of our future results of operations that we expect to report in future periods. We are primarily focused on investments in middle-market companies in the United States, including debt investments and, to a lesser extent, equity investments, including warrants and other minority equity securities, which differs to some degree from our historical investment concentration, in senior secured loans to middle-market companies in the United States. Moreover, as a BDC and a RIC, we are also subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. In addition, SBIC I L.P. is subject to regulation and oversight by they SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.

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
Comparison of years ended December 31, 2017, 2016, and 2015.
Consolidated operating results for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Investment income
Interest income:
Cash interest income	$26,444	$24,901	$25,464
Net Loan Fee amortization	1,450	1,414	2,263
Other interest income	230	85	37
Total interest income	28,124	26,400	27,764
PIK income:
PIK interest income	1,508	1,194	1,206
Preferred equity PIK dividends	1,399	1,433	1,116
Total PIK income	2,907	2,627	2,322
Dividend income:
Preferred equity cash dividends	165	168	160
Common equity dividends	317	307	85
Total dividend income	482	475	245
Fee income:
Management, valuation, and other	163	159	159
Prepayment, structuring, and other fees	1,750	1,433	1,774
Total fee income	1,913	1,592	1,933
Total investment income	33,426	31,094	32,264
Total expenses	17,549	16,949	18,853
Net investment income	15,877	14,145	13,411
Net gain (loss) on investments	(7,967)	(317)	4,820
Net increase in net assets resulting from operations	$7,910	$13,828	$18,231
Interest and PIK income by debt investment type for the years ended December 31, 2017, 2016, and 2015 are summarized below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Interest and PIK interest income:
Senior secured debt investments	$21,785	$19,485	$20,038
Subordinated debt investments	7,847	8,109	8,932
Total interest and PIK interest income	$29,632	$27,594	$28,970
Comparison of investment income for the years ended December 31, 2017 and 2016:
Interest income increased approximately $3.2 million, due to a $3.4 million increase in recurring interest income caused by a 12% increase in the average outstanding loan balance during 2017, offset by a decrease of $1.4 million in recurring interest income resulting from a 63 basis point decrease in the weighted average yield in our portfolio during the year ended December 31, 2017. Acceleration of Net Loan Fees of $0.6 million and $0.6 million were included in interest income for the year ended December 31, 2017 and 2016, respectively, from the repayment of loans prior to their scheduled due dates.

Fee income increased $0.3 million primarily due to an increase in prepayment fees and capital structuring fees. We recorded prepayment fees of $1.0 million resulting from $60.2 million of unscheduled principal payments during the year ended December 31, 2017, compared to $0.9 million from $25.0 million of unscheduled principal payments during 2016. We recognized capital structuring fees of $0.5 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively, upon the closing of $55.7 million and $37.3 million of debt and equity investments, respectively.
Comparison of investment income for the years ended December 31, 2016 and 2015:
Interest income decreased $1.4 million primarily due to a $1.0 million decrease in recurring interest income and a $0.4 million decrease in accelerated Net Loan Fees. Acceleration of Net Loan Fees occur and are recognized on certain loans that are repaid prior to their scheduled due date. The $1.0 million decrease in recurring interest income was primarily due to a $3.6 million decrease caused by a 13% decrease in the average outstanding loan balance during 2016, offset by an increase of $2.6 million caused by a 19 basis point increase in the weighted average yield in our portfolio during the year ended December 31, 2016. The 13% decrease in the weighted average principal balance of investments and increase in our average portfolio yield was primarily a result of the sale of a portfolio of 20 senior secured debt investments with an aggregate principal balance of approximately $67.8 million as of May 28, 2015 to Madison (the "WM Asset Sale") which occurred on May 28, 2015 (See "Liquidity and Capital Resources—WM Asset Sale and Related Transactions" for further details), the proceeds of which had only been partially reinvested in higher-yielding assets subsequent to the WM Asset Sale. Acceleration of Net Loan Fees of $0.6 million and $1.0 million were included in interest income for the years ended December 31, 2016 and 2015, respectively.
Preferred equity cash and PIK dividend income increased approximately $0.3 million primarily as a result of additional preferred equity securities purchased during 2015. Common equity dividend income increased by $0.2 million primarily due to an additional common equity security purchased during the fourth quarter of 2015.
Fee income decreased $0.3 million primarily due to a decrease in prepayment fees and capital structuring fees. We recorded prepayment fees of $0.9 million resulting from $25.0 million of unscheduled principal payments during the year ended December 31, 2016, compared to $1.1 million from $47.5 million of unscheduled principal payments during 2015. We recognized capital structuring fees of $0.4 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively, upon the closing of $37.3 million and $89.0 million of debt and equity investments, respectively.
Expenses

	Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Interest expense	$5,813	$5,302	$6,959
Management fees	4,999	4,516	5,225
Incentive fee	2,962	3,333	2,627
Professional fees	1,115	1,200	1,114
Administration fee	1,314	1,304	1,637
General and administrative expenses	1,346	1,294	1,291
Total expenses	$17,549	$16,949	$18,853

Comparison of expenses for the years ended December 31, 2017 and 2016:
Interest expense increased primarily due to an increase in borrowings under our PWB Credit Facility. The average dollar amount of borrowings outstanding under the PWB Credit Facility during the years ended December 31, 2017 and 2016 was $8.5 million and $0.6 million, respectively.
Management fee expense increased by $0.5 million due to an increase in our average total assets, primarily due to an increase in net investment activity, including deployment of funds from our our follow-on public offering of 3,625,000 shares of our common stock in April 2017 (the "Offering").
Incentive fee expense decreased by $0.4 million primarily due to a $0.6 million decrease in Part One incentive fees, due to a share issuance adjustment related to the Offering, which raised the hurdle rate to a level that was not exceeded in the second quarter because the Offering proceeds were not fully deployed, offset by an increase in pre-incentive fee net investment income due to an increase in net investment activity, including additional deployment of funds from the Offering, and an increase in the accrued Capital Gains Fee. During the year ended December 31, 2017, we did not incur a Capital Gains Fee, compared to a Capital Gains Fee of $(0.1) million recorded during the year ended December 31, 2016, which represents the reversal of the accrued Capital Gains Fee at December 31, 2015.

Comparison of expenses for the years ended December 31, 2016 and 2015:
Interest expense decreased by $1.7 million, primarily due to a year-over-year decrease of $0.8 million in cash interest expense on the WM Credit Facility and a $1.6 million write-off of deferred debt issuance costs, both related to our permanent reduction of the WM Credit Facility and the termination of the WM Credit Facility on May 28, 2015, offset by an increase of $0.7 million in cash interest expense incurred on our SBA debentures. Interest expense on our SBA debentures increased due to an increase in the weighted average interest rate and the weighted average debentures outstanding during the year ended December 31, 2016, as a result of additional debenture draws of $22.6 million during the nine months ended September 30, 2015, which pooled on September 23, 2015.
Management fee expense decreased by $0.7 million due to a decrease in the average total assets subject to the base management fee.
Incentive fee expense increased by $0.7 million due to an 11% increase in pre-incentive fee net investment income compared to the prior year, which resulted in a $0.8 million increase in the incentive fee catch-up provision (the amount of pre-incentive fee income that exceeds the hurdle rate but is less than 2.5%) and a $0.1 million increase in the incentive fee due to the amount of pre-incentive fee income that exceeded 2.5%, partially offset by a $0.1 million decrease in the Capital Gains Fee, which represents the reversal of the accrued Capital Gains Fee at December 31, 2015.
Administrative fee expense decreased by $0.3 million, primarily due to a decrease in the allocable amount of incentives of our officers and their respective staffs, which OFS Services passed along to us under our administration agreement.
Net gain (loss) on investments

	Years Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Senior secured debt	$(4,441)	$411	$(1,276)
Subordinated debt	(8,667)	(2,368)	(1,106)
Preferred equity	5,373	(2,584)	3,351
Common equity and warrants	(232)	4,224	3,851
Net gain (loss) on investments	$(7,967)	$(317)	$4,820
Year ended December 31, 2017
We recognized net losses of $4.4 million on senior secured debt during the year ended December 31, 2017, primarily as a result of a realized loss of $5.0 million on our senior secured debt investment in My Alarm recognized upon restructuring in the third quarter of 2017, offset by the positive net impact of portfolio company-specific performance factors on other investments. We held the My Alarm investment from the fourth quarter of 2015 and recognized unrealized appreciation of $0.2 million, and $0 during the years ended December 31, 2016 and 2015, respectively.
We recognized net losses of $8.7 million on subordinated debt during the year ended December 31, 2017, primarily as a result of the net negative impact of portfolio company-specific performance factors, including unrealized depreciation of $5.4 million recognized on our debt investment in Community Intervention Services, Inc., which was placed on non-accrual status during 2016, unrealized depreciation of $2.1 million recognized on our debt investment in Southern Technical Institute, LLC, which was placed on non-accrual status during the fourth quarter of 2017, and $1.6 million of unrealized depreciation on our debt investment in Master Cutlery, LLC.
We recognized net gains of $5.4 million on preferred equity investments for the year ended December 31, 2017, primarily as a result of $7.7 million of net realized gains recognized upon sale of three equity investments, offset by the negative impact from changes to EBITDA multiples used in our valuations and negative impacts of portfolio company-specific performance factors, including a $2.1 million unrealized loss recognized on our equity investment in Southern Technical Institute, LLC. Included in net gains of $7.7 million for the year ended December 31, 2017, were realized gains of $11.0 million we recognized upon sale of the three aforementioned equity investments. We recognized cumulative unrealized appreciation of approximately $3.3 million on these investments through December 31, 2016, which resulted in an aggregate net gain of $7.7 million during the year ended December 31, 2017. In addition, previously recognized cumulative unrealized depreciation of $0.3 million at June 30, 2017, on our preferred equity investments in My Alarm, was realized upon restructuring.
We recognized net losses of $0.2 million on common equity and warrant investments for the year ended December 31, 2017, primarily as a result of the negative impact of portfolio company-specific performance factors, offset by a $0.4 million net gain realized upon sale of a common equity investment, which includes a realized gain of $0.9 million, for which we had recognized cumulative unrealized appreciation of $0.5 million through December 31, 2016.
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
Liquidity and Capital Resources
At December 31, 2017, we held cash and cash equivalents of $73.0 million, which includes cash and cash equivalents of $72.1 million held by SBIC I LP, our wholly owned SBIC. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to OFS Capital Corporation as parent company (the "Parent"). Any such distributions to the Parent from SBIC I LP are generally restricted to a statutory measure of undistributed accumulated earnings of SBIC I LP under SBA regulation. During the year ended December 31, 2017, the Parent received cash distributions of $5.6 million from SBIC I LP. At December 31, 2017, the Parent had $9.7 million of cash and cash equivalents available for general corporate activities, including $8.8 million held by SBIC I LP that was available for distribution to it. Additionally, the Parent had $17.4 million borrowings available through our PWB Credit Facility at December 31, 2017.
Sources and Uses of Cash and Cash Equivalents
We generate cash through operations from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including Net

Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment. As discussed in "Item 8. Financial Statements—Note 4", we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which includes investment income that has not been received in cash. In addition, we must distribute substantially all our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. Historically, our distributions have been in excess of taxable income and we have limited history of net taxable gains. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving line of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cash from net investment income	$11,451	$10,051	$12,541
Cash received from net realized gains	11,017	2,228	2,329
Net (purchases and originations) repayments of portfolio investments	(11,795)	(23,595)	68,868
Net cash provided by (used in) operating activities	10,673	(11,316)	83,738
Proceeds from common stock offering, net of expenses	53,423	—	—
Cash distributions paid	(16,700)	(13,062)	(12,690)
Net borrowings (repayment) on debt facilities	8,100	9,500	(50,027)
Payment of debt issuance costs and common stock offering expenses	(203)	(177)	(754)
Increase (decrease) in cash and cash equivalents	$55,293	$(15,055)	$20,267
Comparison of the years ended December 31, 2017 and 2016:
At December 31, 2017, we held cash and cash equivalents of $73.0 million, an increase of $55.3 million from December 31, 2016.
Cash from net investment income
Cash from net investment income increased $1.4 million for the year ended December 31, 2017, compared to the prior year. The increase to cash from net investment income was principally due to an increase in interest income and prepayment and structuring fees collected, and a decrease in cash paid for incentive fees, which primarily resulted from a share issuance adjustment related to the Offering, offset by an increase in cash paid for management fees, primarily due to an increase in net investment activity, including additional deployment of funds from the Offering, and an increase in cash interest paid on our PWB Credit Facility.
Cash received from realized gains
Cash received on realized gains may differ from realized gains in the statement of operations due to delays in the receipt of sale proceeds related to escrow and earn-out provisions in the investment sales transactions.
Net (purchases and originations) repayments of portfolio investments
During the year ended December 31, 2017, net purchases and originations of portfolio investments were primarily due to $142.9 million of cash we used to purchase portfolio investments, offset by $131.1 million of cash we received from amortized cost repayments on our portfolio investments. During the year ended December 31, 2016, net purchases were due to $68.2 million of cash we used to purchase portfolio investments, offset by $44.6 million of cash we received from amortized cost repayments on our portfolio investments.
Proceeds from common stock offering, net of expenses
In April 2017, we issued 3,625,000 shares of our common stock in a follow-on public offering at an offering price of $14.57 per share, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option. OFS Advisor paid all of the underwriting discounts and commissions and an additional supplemental payment of $0.25 per share, representing the difference between the public offering price of $14.57 per share and the net offering proceeds of $14.82 per share, which also represented our NAV per share at the time of the Offering. All payments made by OFS Advisor in connection with the Offering are not subject to reimbursement by us. We received $53.7 million in net proceeds from the Offering.
Comparison of the years ended December 31, 2016 and 2015:
At December 31, 2016, we held cash and cash equivalents of $17.7 million, a decrease of $15.1 million from December 31, 2015.

Cash from net investment income
Cash from net investment income decreased $2.5 million for the year ended December 31, 2016, compared to the prior year. The decline was principally due to higher management and incentive fees paid, and cash interest. Cash used to pay incentive fees during the year ended December 31, 2016 were $1.6 million greater than the year ended December 31, 2015, due to an increase in our pre-incentive fee net investment income in the fourth quarter of 2015 and the first, second and third quarter of 2016, which were paid during the year ended December 31, 2016. Cash used to pay base management fees during the year ended December 31, 2016 were $0.2 million greater than the year ended December 31, 2015 primarily due to adjustments in the base management fee rate on January 1, 2015, which lead to a $0.9 million increase in cash paid for management fees during the year ended December 31, 2016, that was offset by a reduction of $0.7 million in management fees paid during the year ended December 31, 2016, due to a decrease in the average fair value of our investment portfolio, primarily as a result of the WM Asset Sale in the second quarter of 2015 and subsequent increase in cash and cash equivalents which are not subject to the management fee. Cash interest paid increased due to higher payments on SBA debentures, partially offset by lower payments on the WM Credit Facility. We are required to make interest payments on our SBA debentures semi-annually in March and September through maturity. The weighted average outstanding balance on our SBA debentures, excluding debt issuance costs, increased from $143.7 million for the year ended December 31, 2015, to $149.9 million for the year ended December 31, 2016. Additionally, during the first and second quarter of 2015, $65.9 million and $22.6 million, respectively, of the weighted average outstanding balance for the year ended December 31, 2015, carried interest at a lower pre-pooling, short-term rate. Consequently, we paid cash interest of $4.7 million on our SBA debentures for the year ended December 31, 2016 compared to $3.2 million for the year ended December 31, 2015. This increase was partially offset by a decline in cash paid for interest on our WM Credit Facility from $1.4 million in the year ended December 31, 2015 to $0 in the year ended December 31, 2016, due to the retirement of that facility.
Net (purchases and originations) repayments of portfolio investments
During the year ended December 31, 2016, net purchases were due to $68.2 million of cash we used to purchase portfolio investments, offset by $44.6 million of cash we received from amortized cost repayments on our portfolio investments. During the year ended December 31, 2015, net repayments were due to $124.0 million of cash we used to purchase portfolio investments, offset by $124.0 million of cash we received from amortized cost repayments on our portfolio investments.
Net borrowings (repayment) on debt facilities
Net borrowings of $9.5 million for the year ended December 31, 2016, were attributable to advances received under the PWB Credit Facility which was used to fund investment purchases and general corporate activities.
Borrowings
SBA Debentures
SBIC I LP has a SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate on SBA debentures are fixed at the first pooling date after issuance, which is March and September of each year, at market-driven spreads over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of December 31, 2017 and 2016, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA, which bears interest at a weighted-average fixed cash interest rate of 3.18%.

The following table shows our outstanding SBA debentures payable as of December 31, 2017 and 2016 (in thousands):

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	December 31, 2017	December 31, 2016
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(2,657)	(3,037)
SBA debentures outstanding, net of unamortized debt issuance costs			$147,223	$146,843
On a stand-alone basis, SBIC I LP held $251.6 million and $247.5 million in assets at December 31, 2017 and 2016, respectively, which accounted for approximately 70% and 81% of the Company’s total consolidated assets, respectively.
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
PWB Credit Facility
We are party to a BLA with Pacific Western Bank, as lender, to provide us with a senior secured revolving credit facility, or PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding and was scheduled to mature on October 31, 2018. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments (as defined in the BLA) and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and the Company’s partnership interests in SBIC I LP and SBIC I GP. The PWC Credit Facility bore interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.00% floor, and includes an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion.
On March 7, 2018 the BLA was amended to, among other things, increase the maximum amount available under the PWB Credit Facility from $35 million to $50 million, extend the maturity date from October 31, 2018 to January 31, 2020, and change the interest rate floor from 5.00% to 5.25%. We incurred deferred debt issuance costs of $0.2 million in connection with the amendment.
As of December 31, 2017, availability under the PWB Credit Facility was $17.4 million, based on the stated advance rate of 50% under the borrowing base.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2017, the Company was in compliance with the applicable covenants.
WM Asset Sale and Related Transactions
On May 28, 2015, OFS Capital and OFS Capital WM entered into a Loan Portfolio Purchase Agreement with Madison Capital Funding, LLC, a Delaware limited liability company ("Madison"), pursuant to which OFS Capital WM completed the WM Asset Sale. Madison is an affiliated entity of MCF Capital Management, LLC (“MCF”), which was the loan manager for OFS Capital WM prior to the WM Asset Sale under a Loan and Security Agreement among OFS Capital WM, MCF, Wells

Fargo Securities, LLC, each of the Lenders from time to time party thereto, and Wells Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”).
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at December 31, 2017 and 2016), of at least 200%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory 200% asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period (2)
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
PWB Credit Facility	$17,600	$17,600	$—	$—	$—
SBA Debentures	149,880	—	—	14,000	135,880
Total	$167,480	$17,600	$—	$14,000	$135,880

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)
The PWB Credit Facility was scheduled to mature on October 31, 2018. On March 7, 2018, the BLA was amended to, among other things, extend the maturity date to January 31, 2020. The SBA debentures are scheduled to mature between September 2022 and 2025.

We have entered into contracts with affiliates under which we will incur material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $9.9 million of total unfunded commitments to three portfolio companies at December 31, 2017.
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
Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. For the year ended December 31, 2017, approximately $1.14 per share, $0.22 per share, and $0 per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its stockholders, respectively. In addition, on February 12, 2018, our Board declared a special distribution of $0.37 per share payable on March 29, 2018 to stockholders of record as of March 22, 2018, which represents undistributed net long-term capital gains as of December 31, 2017.
For a detailed description of our distributions paid for the years ended December 31, 2017, 2016, and 2015, see "Item 1.–Financial Statements–Note 11".
Recent Developments
On February 12, 2018, the Board declared a special distribution of $0.37 per share payable on March 29, 2018 to stockholders of record as of March 22, 2018. In addition, on February 27, 2018, the Company’s Board declared a distribution of $0.34 per share for the first quarter of 2018, payable on March 29, 2018 to stockholders of record as of March 22, 2018.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. As of December 31, 2017, 76% of our debt investments bore interest at floating interest rates and 24% of our debt investments bore fixed interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2017, 93% of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding SBA debentures bear interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate, with a 5.0% interest rate floor, and was 5.25% as of December 31, 2017.
Assuming that the consolidated balance sheet as of December 31, 2017, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Basis point increase	Interest income	Interest expense	Net increase (decrease)
50	$1,226	$89	$1,137
100	2,213	178	2,035
150	3,201	268	2,933
200	4,188	357	3,831
250	5,175	446	4,729

Basis point decrease	Interest income	Interest expense (1)	Net increase (decrease)
50	$(593)	$—	$(593)
100	(952)	—	(952)
150	(1,022)	—	(1,022)
200	(1,031)	—	(1,031)
250	(1,031)	—	(1,031)
(1) Our PWB Credit Facility contains a 5.0% interest rate floor, and therefore a decline in the Prime Rate would not materially impact interest expense.
Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes as of December 31, 2017, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facility, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment portfolio and investment income may be affected by changes in various interest rates, including LIBOR and the Prime Rate.

ITEM 8.    FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
OFS Capital Corporation
Chicago, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of OFS Capital Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2018 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodian, loan agent, portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

Chicago, Illinois
March 12, 2018

We have served as the Company's auditor since 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
OFS Capital Corporation
Chicago, Illinois
Opinion on Internal Control over Financial Reporting
We have audited OFS Capital Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets, including the consolidated schedule of investments, of the Company as of December 31, 2017 and 2016, the related consolidated statements of operation, changes in net assets, cash flows and financial highlights for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 12, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and described in management’s assessment and is included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. The Company did not design and maintain effective internal controls over the reliability of financial information reported by portfolio companies that is used as financial inputs in the Company’s investment valuations. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated March 12, 2018 on those financial statements.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Chicago, Illinois
March 12, 2018

OFS Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,
	2017	2016
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $209,360 and $178,279, respectively)	$197,374	$173,219
Affiliate investments (amortized cost of $70,402 and $76,306, respectively)	69,557	81,708
Control investments (amortized cost of $10,213 and $24,722, respectively)	10,568	26,700
Total investments at fair value (amortized cost of $289,975 and $279,307, respectively)	277,499	281,627
Cash and cash equivalents	72,952	17,659
Interest receivable	2,734	1,770
Prepaid expenses and other assets	4,593	3,974
Total assets	$357,778	$305,030

Liabilities
Revolving line of credit	$17,600	$9,500
SBA debentures (net of deferred debt issuance costs of $2,657 and $3,037, respectively)	147,223	146,843
Interest payable	1,596	1,599
Management and incentive fees payable	1,987	2,119
Administration fee payable	476	435
Accrued professional fees	433	477
Other liabilities	127	279
Total liabilities	169,442	161,252

Commitments and contingencies (Note 7)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,340,217 and 9,700,297 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	133	97
Paid-in capital in excess of par	187,398	134,300
Accumulated undistributed net investment income	9,404	6,731
Accumulated undistributed net realized gain (loss)	3,881	330
Net unrealized appreciation (depreciation) on investments	(12,480)	2,320
Total net assets	188,336	143,778

Total liabilities and net assets	$357,778	$305,030

Number of shares outstanding	13,340,217	9,700,297
Net asset value per share	$14.12	$14.82

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Investment income
Interest income:
Non-control/non-affiliate investments	$20,078	$17,076	$22,561
Affiliate investments	6,506	7,451	5,062
Control investment	1,540	1,873	141
Total interest income	28,124	26,400	27,764
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	1,400	1,070	1,111
Affiliate investments	1,375	1,437	1,211
Control investment	132	120	—
Total payment-in-kind interest and dividend income:	2,907	2,627	2,322
Dividend income:
Non-control/non-affiliate investments	50	36	—
Affiliate investments	140	170	245
Control investment	292	269	—
Total dividend income	482	475	245
Fee income:
Non-control/non-affiliate investments	1,086	1,366	1,463
Affiliate investments	675	110	320
Control investment	152	116	150
Total fee income	1,913	1,592	1,933

Total investment income	33,426	31,094	32,264

Expenses
Interest expense	5,813	5,302	6,959
Management fees	4,999	4,516	5,225
Incentive fee	2,962	3,333	2,627
Professional fees	1,115	1,200	1,114
Administration fee	1,314	1,304	1,637
General and administrative expenses	1,346	1,294	1,291

Total expenses	17,549	16,949	18,853

Net investment income	15,877	14,145	13,411

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(3,248)	2,387	(3,033)
Net realized gain on affiliate investments	10,081	17	1,471
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	(9,715)	(6,699)	5,099
Net unrealized appreciation (depreciation) on affiliate investments	(5,088)	3,341	1,283
Net unrealized appreciation on control investments	3	637	—

Net gain (loss) on investments	(7,967)	(317)	4,820

Net increase in net assets resulting from operations	$7,910	$13,828	$18,231

Net investment income per common share - basic and diluted	$1.28	$1.46	$1.39
Net increase in net assets resulting from operations per common share - basic and diluted	$0.64	$1.43	$1.89
Distributions declared per common share	$1.36	$1.36	$1.36
Basic and diluted weighted average shares outstanding	12,403,706	9,692,634	9,670,153

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Increase in net assets resulting from operations:
Net investment income	$15,877	$14,145	$13,411
Net realized gain (loss) on investments	6,833	2,404	(1,562)
Net unrealized appreciation (depreciation) on investments	(14,800)	(2,721)	6,382
Net increase in net assets resulting from operations	7,910	13,828	18,231
Distributions to stockholders from:
Accumulated net investment income	(14,158)	(12,157)	(10,954)
Accumulated net realized gain	(2,738)	(169)	—
Return of capital distributions	—	(858)	(2,197)
Total distributions to stockholders	(16,896)	(13,184)	(13,151)
Common stock transactions:
Public offering of common stock, net of expenses	53,348	—	—
Reinvestment of stockholder distributions	196	122	461
Net increase in net assets resulting from capital transactions	53,544	122	461
Net increase in net assets	44,558	766	5,541
Net assets:
Beginning of year	143,778	143,012	137,471
End of year	$188,336	$143,778	$143,012
Accumulated undistributed net investment income	$9,404	$6,371	$4,612
Common stock activity:
Public offering of common stock	3,625,000	—	—
Common stock issued from reinvestment of stockholder distributions	14,920	9,127	40,336
Common stock issued and outstanding at beginning of year	9,700,297	9,691,170	9,650,834
Common stock issued and outstanding at end of year	13,340,217	9,700,297	9,691,170
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$7,910	$13,828	$18,231
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(6,833)	(2,404)	1,562
Net change in unrealized appreciation/depreciation on investments	14,800	2,721	(6,382)
Amortization of Net Loan Fees	(1,450)	(1,414)	(2,263)
Amendment fees collected	175	261	112
Payment-in-kind interest and dividend income	(2,907)	(2,627)	(2,322)
Amortization and write-off of deferred debt issuance costs	553	490	2,117
Amortization of intangible asset	195	195	195
Purchase and origination of portfolio investments	(142,900)	(68,237)	(123,950)
Proceeds from principal payments on portfolio investments	105,078	41,404	96,069
Proceeds from sale or redemption of portfolio investments	37,044	5,274	98,895
Distributions received from portfolio investments	—	192	183
Changes in operating assets and liabilities:
Interest receivable	(964)	(937)	(113)
Interest payable	(3)	51	233
Management and incentive fees payable	(132)	(119)	1,009
Administration fee payable	41	(53)	215
Other assets and liabilities	66	59	(53)
Net cash provided by (used in) operating activities	10,673	(11,316)	83,738
Cash flows from financing activities
Proceeds from common stock offering, net of expenses	53,423	—	—
Distributions paid to stockholders	(16,700)	(13,062)	(12,690)
Borrowings under revolving line of credit	44,700	9,500	—
Repayments under revolving line of credit	(36,600)	—	—
Borrowings under WM Credit Facility	—	—	1,217
Repayments under WM Credit Facility	—	—	(73,829)
Draw down on SBA debentures	—	—	22,585
Payment of debt issuance costs	(131)	(177)	(750)
Payment of common stock offering costs	(72)	—	(4)
Net cash provided by (used in) financing activities	44,620	(3,739)	(63,471)
Net increase (decrease) in cash and cash equivalents	55,293	(15,055)	20,267
Cash and cash equivalents — beginning of year	17,659	32,714	12,447
Cash and cash equivalents — end of year	$72,952	$17,659	$32,714
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$5,263	$4,762	$4,609
Reinvestment of stockholder distributions	196	122	461

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investments
Aegis Acquisition, Inc.	Testing Laboratories
Senior Secured Loan		10.17%	(L +8.50%)	8/24/2021	$3,520	$3,470	$3,439	1.8%

Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		10.70%	(L +9.00%)	12/26/2020	3,500	3,476	3,570	1.9

Avison Young Canada, Inc.	Offices of Real Estate Agents and Brokers
Senior Secured Loan (5) (6)		9.50%	N/A	12/15/2021	4,000	3,939	4,070	2.3

BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		8.95%	(L +7.50%)	2/3/2025	9,268	9,158	9,063	4.8

Carolina Lubes, Inc. (5) (9)	Automotive Oil Change and Lubrication Shops
Senior Secured Loan		9.28%	(L +7.25%)	8/23/2022	21,411	21,236	21,430	11.4
Senior Secured Loan (Revolver)		8.59%	(L +7.25%)	8/23/2022	487	473	489	0.3
Preferred Equity (973 units) 14% PIK						3,039	3,065	1.6
					21,898	24,748	24,984	13.3
Community Intervention Services, Inc. (5)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (7) (11)		7.0% cash / 6.0% PIK	N/A	1/16/2021	8,530	7,639	—	—

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.98%	(L +9.50%)	5/8/2019	9,678	9,579	9,417	5.0

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		10.69%	(L +9.00%)	4/21/2025	9,950	9,813	9,919	5.3
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		8.42%	(L +7.00%)	8/15/2025	5,600	5,547	5,503	2.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.0% cash / 1.00% PIK	N/A	1/13/2023	$8,830	$8,749	$8,726	4.6%
Common Equity (71,250 units)						713	771	0.4
					8,830	9,462	9,497	5.0
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		8.44%	(L +6.75%)	8/27/2018	3,888	3,873	3,544	1.9

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		10.23%	(L +8.75%)	9/8/2024	5,000	4,875	4,875	2.6
Common Equity (368,852 Class A units)						450	450	0.2
Common Equity (40,984 Class B units)						50	50	—
					5,000	5,375	5,375	2.8
LRI Holding, LLC (5)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		10.94%	(L +9.25%)	6/30/2022	18,269	18,125	18,205	9.7
Preferred Equity (238,095 units)						300	300	0.2
					18,269	18,425	18,505	9.9
Maverick Healthcare Equity, LLC (5)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (10)						900	141	0.1
Common Equity (1,250,000 units) (10)						—	—	—
						900	141	0.1
My Alarm Center, LLC (5)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK (10) (13)						1,540	1,540	0.8
Preferred Equity (1,198 Class B units)						1,198	1,198	0.6
Common Equity (64,149 units) (13)						—	43	—
						2,738	2,781	1.4
NVA Holdings, Inc.	Veterinary Services
Senior Secured Loan		8.69%	(L +7.00%)	8/14/2022	743	743	748	0.4

O2 Holdings, LLC (5)	Fitness and Recreational Sports Centers
Senior Secured Loan		14.56%	(L +13.00%)	9/2/2021	13,350	12,977	13,617	7.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.45%	(L +8.75%)	6/30/2025	$3,520	$3,492	$3,472	1.8%

Planet Fitness Midwest LLC (5)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	12/16/2021	5,000	4,964	5,011	2.7

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 1.00% PIK	N/A	10/29/2021	6,187	6,108	6,059	3.2
Common equity (499 units) (10)						499	278	0.1
					6,187	6,607	6,337	3.3
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.19%	(L +8.50%)	11/26/2023	4,821	4,755	4,767	2.5

Security Alarm Financing Enterprises, L.P. (5)	Security Systems Services (except Locksmiths)
Subordinated Loan (14)		14.00% cash / 0.69% PIK	(L +13.00%)	6/19/2020	12,525	12,441	12,364	6.6

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		13.07%	(L +11.50%)	7/24/2019	4,195	4,156	4,259	2.3
Preferred Equity (5,000 units) (10) (13)						527	527	0.3
					4,195	4,683	4,786	2.6
Southern Technical Institute, LLC (5)	Colleges, Universities, and Professional Schools
Subordinated Loan (10)		15.00% PIK	N/A	12/2/2020	3,520	3,451	1,201	0.6
Preferred Equity (1,764,720 units), 15.75% PIK (8) (10)						2,094	—	—
Warrants (2,174,905 units) (10)				3/30/2026 (12)		46	—	—
					3,520	5,591	1,201	0.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Stancor, L.P. (5)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		9.56%	(L +8.00%)	8/19/2019	$7,919	$7,896	$7,919	4.2%
Preferred Equity (1,250,000 units), 8% PIK (8) (10)						1,501	1,486	0.8
					7,919	9,397	9,405	5.0
The Escape Game, LLC (5)
Senior Secured Loan	Other amusement and recreation industries	10.32%	(L +8.75%)	12/20/2022	7,000	6,948	6,948	3.7

TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		9.32%	(L +7.75%)	11/6/2021	7,334	7,303	7,334	3.9

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		9.89%	(L +8.25%)	4/21/2025	7,014	6,971	7,064	3.8

United Biologics Holdings, LLC (5)	Medical Laboratories
Senior Secured Loan (11)		12.00% cash / 2.00% PIK	N/A	4/30/2018	4,266	4,248	4,266	2.3
Subordinated Loan (10)		8.00 % PIK	N/A	4/30/2019	7	7	7	—
Preferred Equity (151,787 units) (10)						9	92	—
Warrants (29,374 units) (10)				03/05/2022 (12)		82	147	0.1
					4,273	4,346	4,512	2.4

Total Non-control/Non-affiliate Investments					199,332	209,360	197,374	104.9

Affiliate Investments
All Metals Holding, LLC (5)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.00% cash / 1.00% PIK	N/A	12/28/2021	12,869	12,288	12,759	6.8
Common Equity (637,954 units) (10)						565	1,785	0.9
					12,869	12,853	14,544	7.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Contract Datascan Holdings, Inc. (5)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	$8,000	$7,985	$8,000	4.2%
Preferred Equity (3,061 shares), 10% PIK (10)						4,347	5,964	3.2
Common Equity (11,273 shares) (10)						104	260	0.1
					8,000	12,436	14,224	7.5
Jobson Healthcare Information, LLC (5) (9)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (11)		10.13% cash / 5.30% PIK	(L +13.43%)	7/21/2019	15,447	15,241	12,910	6.9
Common Equity (13 member units)						—	—	—
Warrants (1 member unit) (10)				7/21/2019 (12)		454	—	—
					15,447	15,695	12,910	6.9
Master Cutlery, LLC (5)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2020	4,705	4,692	2,873	1.5
Preferred Equity (3,723 units), 8% PIK (8) (10)						3,483	—	—
Common Equity (15,564 units) (10)						—	—	—
					4,705	8,175	2,873	1.5
NeoSystems Corp.(5)	Other Accounting Services
Subordinated Loan		10.50% cash / 1.25% PIK	N/A	8/13/2019	2,143	2,136	2,143	1.1
Preferred Equity (521,962 convertible shares), 10% PIK (10)						1,390	2,248	1.2
					2,143	3,526	4,391	2.3
Pfanstiehl Holdings, Inc. (5)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	9/29/2021	3,788	3,823	3,755	2.0
Common Equity (400 shares)						217	4,755	2.5
					3,788	4,040	8,510	4.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
TRS Services, LLC (5)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		10.07%	(L +8.50%)	12/10/2019	$9,466	$9,330	$9,466	5.0%
Preferred Equity (329,266 Class AA units), 15% PIK (10)						401	409	0.2
Preferred Equity (3,000,000 Class A units), 11% PIK (8) (10)						3,374	2,230	1.2
Common Equity (3,000,000 units) (10)						572	—	—
					9,466	13,677	12,105	6.4
Total Affiliate Investments					56,418	70,402	69,557	36.8

Control Investments
MTE Holding Corp. (2) (5)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		13.07% cash / 1.50% PIK	(L +13.50%)	11/25/2020	7,186	7,144	7,118	3.8
Common Equity (554 shares)						3,069	3,450	1.8
					7,186	10,213	10,568	5.6
Total Control Investment					7,186	10,213	10,568	5.6

Total Investments					$262,936	$289,975	$277,499	147.3%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. Approximately 7% of the Company's LIBOR referenced investments are subject to a reference rate floor at December 31, 2017, with a reference rate floor of 2.00%. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2017. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 6 for further details.

(4)	The negative amount represents the excess of the par value of an unfunded commitment in excess of its fair value.

(5)	Investments (or portion thereof) held by OFS SBIC I, LP. All other investments pledged as collateral under the PWB Credit Facility.

(6)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 97.53% of the Company's assets were qualifying assets.

(7)
Investment was on non-accrual status as of December 31, 2017, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 2, Non-accrual loans for further details.

(8)	The fair value of the most-recently recognized PIK dividend as of December 31, 2017, was $0.

(9)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 9.28% at December 31, 2017, includes additional interest of 0.69% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(10)	Non-income producing.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

(11)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2017:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Jobson Healthcare Information, LLC	Senior Secured Loan	1.50% to 5.30%	13.93% to 10.13%	5.30%
United Biologics Holdings, LLC	Senior Secured Loan	0% or 2.00%	14.00% or 12.00%	2.00%

(12)	Represents expiration date of the warrants.

(13)	All or portion of investment held by a wholly-owned subsidiary subject to income tax. See Note 2, Income taxes, for further details.

(14)
The PIK provision is reset at the beginning of each interest period equal to the excess of reference rate over the reference rate floor of 1.00%. The PIK interest rate in the schedule represents the current PIK interest rate in effect.

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investments
Accurate Group Holdings, Inc. (5)	Offices of Real Estate Appraisers
Subordinated Loan		13.00%	N/A	8/23/2018	$10,000	$10,032	$10,000	7.0%

Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		10.25%	(L +9.00%)	12/26/2020	3,500	3,469	3,496	2.4

AssuredPartners, Inc	Insurance Agencies and Brokerages
Senior Secured Loan		10.00%	(L +9.00%)	10/20/2023	5,000	4,854	5,013	3.5

Avison Young Canada, Inc.	Offices of Real Estate Agents and Brokers
Senior Secured Loan (5) (6)		9.50%	N/A	12/15/2021	4,000	3,923	3,923	2.7

BCC Software, LLC (5)	Custom Computer Programming Services
Senior Secured Loan		9.00%	(L +8.00%)	6/20/2019	5,143	5,105	5,143	3.6
Senior Secured Loan (Revolver) (11) (4)		N/A	(L +8.00%)	6/20/2019	—	(8)	—	—
					5,143	5,097	5,143	3.6
Community Intervention Services, Inc. (5)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (7) (12)		7.00% cash / 6.00% PIK	N/A	1/16/2021	8,030	7,639	5,393	3.8

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.25%	(L +9.00%)	5/8/2019	4,000	3,976	3,973	2.8

C7 Data Centers, Inc. (5)	Other Computer Related Services
Senior Secured Loan (10)		12.47%	(L +8.50%)	6/22/2020	14,850	14,738	14,883	10.4

Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		8.50%	(L +7.25%)	8/27/2018	4,104	4,090	3,555	2.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Inhance Technologies Holdings LLC	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		5.50%	(L +4.50%)	2/7/2018	$2,032	$2,027	$2,017	1.4%

Intrafusion Holding Corp. (5)	Other Outpatient Care Centers
Senior Secured Loan (9)		11.33%	(L +6.75%)	9/25/2020	14,250	14,207	14,393	10.0

Jobson Healthcare Information, LLC (5)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (12)		10.13% cash / 4.295% PIK	(L +12.425%)	7/21/2019	14,762	14,423	12,346	8.6
Warrants (1,056,428 member units) (11)				7/21/2019 (12)		454	—	—
					14,762	14,877	12,346	8.6
Maverick Healthcare Equity, LLC (5)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (11)						900	1,037	0.7
Common Equity (1,250,000 units) (11)						—	—	—
						900	1,037	0.7
MN Acquisition, LLC (5)	Software Publishers
Senior Secured Loan		10.50%	(L + 9.50%)	8/24/2021	4,989	4,896	4,949	3.4

My Alarm Center, LLC (5)	Security Systems Services (except Locksmiths)
Senior Secured Loan		12.00%	(L +11.00%)	7/9/2019	6,250	6,034	6,260	4.4
Preferred Equity (100 Class A units) (11)						203	205	0.1
Preferred Equity (25 Class A-1 units) (11)						44	36	—
					6,250	6,281	6,501	4.5
MYI Acquiror Limited (6)	Insurance Agencies and Brokerages
Senior Secured Loan		5.75%	(L +4.50%)	5/28/2019	4,686	4,680	4,613	3.2

NHR Holdings, LLC	Other Telecommunications
Senior Secured Loan		5.50%	(L +4.25%)	11/30/2018	2,666	2,652	2,630	1.8

NVA Holdings, Inc.	Veterinary Services
Senior Secured Loan		8.00%	(L +7.00%)	8/14/2022	650	650	651	0.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
O2 Holdings, LLC (5)	Fitness and Recreational Sports Centers
Senior Secured Loan		11.77%	(L +11.00%)	9/2/2021	$9,500	$9,417	$9,430	6.6%

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50%	N/A	10/31/2021	6,402	6,340	6,340	4.4
Common equity (499 units) (11)						499	499	0.3
					6,402	6,839	6,839	4.7
Planet Fitness Midwest LLC (5)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	12/16/2021	5,000	4,955	4,980	3.5

Quantum Spatial, Inc. (f/k/a Aero-Metric, Inc.)	Other Information Services
Senior Secured Loan		6.75% cash / 1.00% PIK	(L +6.50%)	8/27/2017	2,440	2,427	2,340	1.6

Ranpak Corp.	Packaging Machinery Manufacturing
Senior Secured Loan		8.25%	(L +7.25%)	10/3/2022	2,000	1,996	1,885	1.3

Security Alarm Financing Enterprises, L.P. (5)	Security Systems Services (except Locksmiths)
Subordinated Loan		14.00%	(L +13.00%)	6/19/2020	12,500	12,382	12,382	8.6

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		12.40%	(L +11.50%)	7/24/2019	4,209	4,145	4,171	2.9

smarTours, LLC (5)	Tour Operators
Preferred Equity (500,000 units) (11)						439	1,019	0.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Southern Technical Institute, LLC (5)	Colleges, Universities, and Professional Schools
Subordinated Loan		9.00% cash / 4.00% PIK	(L +12.00%)	12/2/2020	$3,398	$3,330	$3,158	2.2%
Preferred Equity (1,764,720 units), 15.75% PIK (11)						1,938	1,984	1.4
Warrants (2,174,905 units) (11)				3/30/2026 (12)		46	—	—
					3,398	5,314	5,142	3.6
Stancor, L.P. (5)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		9.75%	(L +9.00%)	8/19/2019	9,450	9,407	9,181	6.4
Preferred Equity (1,250,000 units), 8% PIK (11)						1,501	835	0.6
					9,450	10,908	10,016	7.0
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.75%	(L +7.75%)	11/8/2021	4,000	3,879	3,946	2.7

United Biologics Holdings, LLC (5)	Medical Laboratories
Senior Secured Loan (12)		12.00% cash / 2.00% PIK	N/A	4/30/2018	4,181	4,106	4,034	2.8
Subordinated Loan (11)		8.00% PIK	N/A	4/30/2019	7	7	6	—
Preferred Equity (151,787 units) (11)						9	20	—
Warrants (29,374 units) (11)				3/5/2022 (12)		82	114	0.1
					4,188	4,204	4,174	2.9
VanDeMark Chemical Inc.	Other Basic Inorganic Chemical Manufacturing
Senior Secured Loan		6.50%	(L +5.25%)	11/30/2017	2,406	2,386	2,379	1.7

Total Non-control/Non-affiliate Investments					174,405	178,279	173,219	120.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Affiliate Investments
All Metals Holding, LLC (5)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.00% cash / 1.00% PIK	N/A	12/28/2021	$12,867	$12,135	$12,865	8.9%
Common Equity (637,954 units) (11)						565	1,277	0.9
					12,867	12,700	14,142	9.8
Contract Datascan Holdings, Inc. (5)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	8,000	7,980	7,902	5.5
Preferred Equity (3,061 shares), 10% PIK (11)						3,804	5,421	3.8
Common Equity (11,273 shares) (11)						104	187	0.1
					8,000	11,888	13,510	9.4
Intelli-Mark Technologies, Inc.(5)	Other Travel Arrangement and Reservation Services
Senior Secured Loan (12)		13.00%	N/A	11/23/2020	8,750	8,682	8,841	6.2
Common Equity (2,553,089 shares) (11)						1,500	1,998	1.5
					8,750	10,182	10,839	7.7
Master Cutlery, LLC (5)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2020	4,741	4,722	4,440	3.1
Preferred Equity (3,723 units), 5% cash, 3% PIK (8) (11)						3,483	954	0.7
Common Equity (15,564 units) (11)						—	—	—
					4,741	8,205	5,394	3.8
NeoSystems Corp. (5)	Other Accounting Services
Subordinated Loan		10.50% cash / 2.75% PIK	N/A	8/13/2019	4,090	4,070	3,656	2.5
Preferred Equity (521,962 convertible shares), 10% PIK (11)						1,258	1,255	0.9
					4,090	5,328	4,911	3.4
Pfanstiehl Holdings, Inc. (5)	Pharmaceutical Preparation Manufacturing
Subordinated Loan (12)		10.50%	N/A	9/29/2021	3,788	3,832	3,810	2.6
Common Equity (400 shares)						217	6,083	4.2
					3,788	4,049	9,893	6.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Strategic Pharma Solutions, Inc. (5)	Other Professional, Scientific, and Technical Services
Senior Secured Loan		11.32%	(L +10.00%)	12/18/2020	$8,411	$8,344	$8,383	5.8%
Preferred Equity (1,191 units), 6% PIK (11)						1,915	3,026	2.1
					8,411	10,259	11,409	7.9
TRS Services, LLC (5)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		9.75% cash / 1.5% PIK	(L +10.25%)	12/10/2019	9,807	9,607	9,549	6.5
Preferred Equity (329,266 Class AA units), 15% PIK (11)						346	354	0.2
Preferred Equity (3,000,000 Class A units), 11% PIK (11)						3,170	1,707	1.2
Common Equity (3,000,000 units) (11)						572	—	—
					9,807	13,695	11,610	7.9
Total Affiliate Investments					60,454	76,306	81,708	56.7
Control Investments
Malabar International (5)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Subordinated Loan		11.25% cash / 2.00% PIK	N/A	11/13/2021	7,617	7,642	7,683	5.3
Preferred Stock (1,644 shares), 6% cash						4,283	5,868	4.1
					7,617	11,925	13,551	9.4
MTE Holding Corp. (5)	Travel Trailer and Camper Manufacturing
Senior Secured Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		12.50%	(L +11.50%)	11/25/2020	9,804	9,728	9,766	6.8
Common Equity (554 shares)						3,069	3,383	2.4
					9,804	12,797	13,149	9.2
Total Control Investment					17,421	24,722	26,700	18.6

Total Investments					$252,280	$279,307	$281,627	195.9%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company.

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2016
(Dollar amounts in thousands)

(3)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 6 for further details.

(4)	The negative fair value is the result of the unfunded commitment being below par.

(5)	Investments held by OFS SBIC I LP. All other investments pledged as collateral under the PWB Credit Facility.

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

(8)	The fair value of the most-recently recognized PIK dividend as of December 31, 2016, was $0.

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
In addition, OFS Advisor also serves as the investment adviser for HPCI a Maryland corporation and a BDC. HPCI’s investment objective is similar to that of the Company.
The Company may make investments directly or through SBIC I LP, its investment company subsidiary licensed under the SBA's SBIC Program. The SBIC Program is designed to stimulate the flow of capital into eligible businesses. SBIC I LP is subject to SBA regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the SBIC Act, limitations on the financing terms of investments, and capitalization thresholds that may limit distributions to the Company; and is subject to periodic audits and examinations of its financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its consolidated financial statements in accordance with GAAP, including ASC Topic 946, and the requirements for reporting on Form 10-K, the 1940 Act, and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
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
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the FDIC and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents was $72,140 and $17,659 held in a US Bank Money Market Deposit Account as of December 31, 2017 and 2016, respectively. In addition, the Company's use of cash and cash equivalents held by SBIC I LP is limited by SBA regulation, including, but not limited to, investment in eligible portfolio companies and general corporate purposes, subject to a statutory measure of undistributed accumulated earnings.
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
Dividend income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity investments is accrued daily based on the contractual terms of the preferred equity investment. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Non-cash dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recognized at fair value and recorded as an adjustment to the cost basis of the investment.
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
Net realized and unrealized gain or loss on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the balance sheet date are included in payable for investments purchased. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment. Investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net changes in unrealized appreciation/depreciation on investments in the consolidated statements of operations.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Non-accrual loans: When there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. When an investment is placed on non-accrual status, all interest previously accrued but not collected , other than PIK interest that has been contractually added to the adjusted cost basis of the investment prior to the designation date, is reversed against current period interest income. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. At December 31, 2017, the Company had two loans (Community Intervention Services, Inc. and Southern Technical Institute, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $11,090 and $1,201, respectively. The Company's loan investment in My Alarm Center, LLC, which was on non-accrual status at June 30, 2017, was restructured and exchanged for a new class of preferred equity securities and common equity securities in July 2017. See Note 5 for further information. At December 31, 2016, the Company had one loan (Community Intervention Services, Inc.) on non-accrual status with respect to PIK interest and unamortized Net Loan Fees with an amortized cost and fair value of $7,639 and $5,393, respectively.
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
The Company may utilize wholly owned holding companies taxed under Subchapter C of the Code ("Taxable Blockers") when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. Taxable Blockers are consolidated in the Company’s GAAP financial statements and may result in current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Taxable Blocker, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense from Taxable Blockers related to net investment income are included in general and administrative expenses, or the applicable net realized or unrealized gain (loss) line item from which the federal or state income tax originated for capital gains and losses.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2017 and 2016. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
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
The Company has adopted a DRIP that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.
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
The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The intangible asset, net of accumulated amortization of $795 and $600 at December 31, 2017 and 2016, respectively, is included in prepaid expenses and other assets.
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
New Accounting Standards
The following table discusses recently issued ASUs by the FASB:

Standard	Description	Period of Adoption	Effect of Adoption on the financial statements
Standards that were adopted
ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis	Modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities.	First Quarter 2016 retrospectively	No material impact to the Company's consolidated financial statements.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Standard	Description	Period of Adoption	Effect of Adoption on the financial statements
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
First Quarter 2016 retrospectively
Resulted in a $3,420 retrospective reduction of both net deferred debt issuance costs and SBA debentures payable in the consolidated balance sheet as of December 31, 2015 and a reduction of amortization and write-off of deferred debt issuance costs and corresponding increase in interest expense in the consolidated statement of operations for the years ended December 31, 2015 and 2014, of $2,100 and $1,354, respectively. Net deferred debt issuance costs of $2,657 and $3,037, are presented as a direct deduction from the SBA debentures payable in the consolidated balance sheet as of December 31, 2017, and 2016, respectively. Amortization and write-off of deferred debt issuance costs associated with the Company's SBA debentures and the OFS Capital WM revolving line of credit is included in interest expense in the consolidated statement of operations. See Note 8 for more details. There was no impact to consolidated earnings as a result of this adoption.

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
First Quarter 2016 retrospectively
Net deferred debt issuance costs of $297 and $256 associated with the Company's PWB Credit Facility are presented as an asset and included in prepaid expenses and other assets in the consolidated balance sheet as of December 31, 2017 and 2016, respectively. There was no impact to consolidated earnings as a result of this adoption.

ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes	Requires deferred tax liabilities and assets to be classified as noncurrent in the balance sheet.	First Quarter 2017 prospectively	No material impact to the Company's consolidated financial statements.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table discusses recently issued ASUs by the FASB yet to be adopted by the Company:

Standard	Description	Effect of Adoption on the financial statements
Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers
Supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle. The standard must be adopting using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The adoption will include updates as provided under ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers; ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers, Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments and ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers.

In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, such that the guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company has completed its evaluation and has determined the adoption of new revenue guidance will not have a material impact to its consolidated financial statements, including the presentation of revenues in its consolidated statements of operations.

ASU 2016-01, Financial Instruments – Overall
Modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value, and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC Topic 820, and as such these investments may be measured at cost.

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

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
Removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application is permitted. The adoption of ASU 2017-04 is not expected to have a material effect on the Company's consolidated financial statements.

ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 620-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

Defines "insubstance nonfinancial asset", unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures.

The effective date and transition requirements are the same as the effective date and transition requirements for ASU 2014-09 and is not expected to have a material effect on the Company's consolidated financial statements.

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities	Shortens the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Securities held at a discount are to continue to be amortized to maturity.
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
Standards that are not yet adopted
ASU 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities
Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the guidance also expands an entity's ability to apply hedge accounting for nonfinancial and financial risk components, simplifies the hedge documentation and hedge effectiveness assessment requirements, and modifies certain disclosure requirements.

Annual reporting periods beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures.

Note 3. OFS Capital WM
OFS Capital WM, a wholly-owned investment company subsidiary, was formed in August 2010 with the limited purpose of holding, acquiring, managing and financing senior secured loan investments to middle-market companies in the United States. These loans were managed and serviced by MCF Capital Management, LLC (“MCF”) under a loan and security agreement among OFS Capital WM, MCF, Wells Fargo Securities, LLC, and Well Fargo Delaware Trust Company, N.A. (the “Loan and Security Agreement”). MCF charged a management fee of 0.25% per annum of the assigned value of the underlying portfolio investments plus an accrued fee that was deferred until termination of the Loan and Security Agreement on May 28, 2015. The Company incurred management fee expense related to this agreement of $0, $0, and $288, for the years ended December 31, 2017, 2016, and 2015, respectively.
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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including HPCI.

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
The base management fee is payable quarterly in arrears and was $4,999, $4,516, and $4,937, for the years ended December 31, 2017, 2016, and 2015, respectively.
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
Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter and adjusted for any share issuances or repurchases during such quarter. Accordingly, as a result of the Offering, the Part One incentive fee was reduced by $593 for the three months ended June 30, 2017, determined by adjusting the value of net assets, as defined above, at March 31, 2017 by the daily weighted average of the Offering proceeds available to the Company during the three months ended June 30, 2017. The incentive fee with respect to pre-incentive fee net income is 20.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, OFS Advisor receives no incentive fee until the net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100.0% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, OFS Advisor will receive 20.0% of the pre-incentive fee net investment income.
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
The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

capital gains (losses) plus net unrealized appreciation (depreciation). OFS Advisor has excluded from the Capital Gain Fee calculation any realized gain with respect to (1) the SBIC Acquisition, and (2) the WM Asset Sale.
The Company incurred incentive fee expense of $2,962, $3,333, and $2,627 for the years ended December 31, 2017, 2016, and 2015, respectively. Incentive fees for the years ended December 31, 2017, 2016, and 2015, included Part One incentive fees (based on net investment income) of $2,962, which included a share issue adjustment of $(593) related to the Company's Offering, $3,472 and $2,488, respectively, and Part Two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $0, $(139) and $139, respectively.
License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has agreed to grant the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an Administration Agreement. The Administration Agreement was most recently re-approved on April 7, 2017. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Administration fee expense was $1,314, $1,304 and $1,637 for the years ended December 31, 2017, 2016, and 2015, respectively.
Note 5. Investments
As of December 31, 2017, the Company had loans to 35 portfolio companies, of which 79% were senior secured loans and 21% were subordinated loans, at fair value, as well as equity investments in 17 of these portfolio companies. The Company also held an equity investment in two portfolio companies in which it did not hold a debt investment. At December 31, 2017, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments	$196,020	104.1%	$195,112	103.5%
Subordinated debt investments	63,031	33.5	51,198	27.2
Preferred equity	24,103	12.8	19,200	10.2
Common equity and warrants	6,821	3.6	11,989	6.4
Total	289,975	154.0%	277,499	147.3%
In December 2017, the Company's investment in Jobson Healthcare Information, LLC ("Jobson") was restructured, whereby the lender group, including the Company, purchased all the outstanding equity of Jobson for a nominal purchase price. Immediately after the restructuring, and as of December 31, 2017, the Company owned approximately 12.6% of the common equity of Jobson. In February 2018, in connection with the restructuring, the Company sold its warrant investment, on a pro-rata basis, to the other members of the lender group for a nominal amount. As of December 31, 2017, the amortized cost and fair value of the Company's common equity investment was $0; the amortized cost and fair value of the Company's warrant investment was $0.5 million and $0, respectively; and the amortized cost and fair value of the Company's debt investment was $15,241 and $12,910, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

In July 2017, the Company's senior secured debt investment with a cost basis of $6,701, and preferred equity investments, with an aggregate cost basis of $247, in My Alarm Center, LLC, were restructured and exchanged for common equity and a new class of preferred equity securities with a fair value of $0 and $1,745 respectively. As of June 30, 2017, the Company recognized cumulative unrealized losses of $5,203, which upon restructuring, was realized during the quarter ended September 30, 2017.
At December 31, 2017, all but one (domiciled in Canada) of the Company’s investments, with an amortized cost and fair value of $3,939 and $4,070, respectively, were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s investment portfolio were as follows:

		Percentage of Total:			Percentage of Total:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$15,179	5.2%	8.1%	$15,145	5.5%	8.0%
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	17,941	6.2	9.5	18,628	6.7	9.9
Other Amusement and Recreation Industries	6,948	2.4	3.7	6,948	2.5	3.7
Construction
Electrical Contractors and Other Wiring Installation Contractors	18,425	6.4	9.8	18,505	6.7	9.8
Education Services
Colleges, Universities, and Professional Schools	5,591	1.9	3.0	1,201	0.4	0.6
Finance and Insurance
Insurance Agencies and Brokerages	9,579	3.3	5.1	9,417	3.4	5.0
Offices of Real Estate Agents and Brokers	3,939	1.4	2.1	4,070	1.5	2.2
Health Care and Social Assistance
Medical Laboratories	4,346	1.5	2.3	4,512	1.6	2.4
Offices of Physicians, Mental Health Specialists	5,547	1.9	2.9	5,503	2.0	2.9
Outpatient Mental Health and Substance Abuse Centers	7,639	2.6	4.1	—	—	—
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	3,873	1.3	2.1	3,544	1.3	1.9
Commercial Printing (except Screen and Books)	4,755	1.6	2.5	4,767	1.7	2.5
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,375	1.9	2.9	5,375	1.9	2.9
Pharmaceutical Preparation Manufacturing	4,040	1.4	2.1	8,510	3.1	4.5
Pump and Pumping Equipment Manufacturing	9,397	3.2	5.0	9,405	3.4	5.0
Travel Trailer and Camper Manufacturing	10,213	3.5	5.5	10,568	3.7	5.5
Truck Trailer Manufacturing	6,971	2.4	3.8	7,064	2.5	3.7
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	24,748	8.5	13.1	24,984	9.0	13.3

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total:			Percentage of Total:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	13,677	4.8	7.3	12,105	4.4	6.4
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	7,303	2.5	3.9	7,334	2.6	3.9
Other Accounting Services	3,526	1.2	1.9	4,391	1.6	2.3
Other Professional, Scientific, and Technical Services	23,854	8.2	12.7	21,266	7.7	11.3
Testing Laboratories	3,470	1.2	1.8	3,439	1.2	1.8
Veterinary Services	743	0.3	0.4	748	0.3	0.4
Public Administration
Other Justice, Public Order, and Safety Activities	9,813	3.4	5.2	9,919	3.6	5.3
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.3	0.5	141	0.1	0.1
Office Machinery and Equipment Rental and Leasing	12,436	4.3	6.6	14,224	5.1	7.6
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	3,492	1.2	1.9	3,472	1.3	1.8
Shoe store	9,462	3.3	5.0	9,497	3.4	5.0
Warehouse Clubs and Supercenters	9,158	3.2	4.9	9,063	3.3	4.8
All Other General Merchandise Stores	6,607	2.3	3.5	6,337	2.3	3.4
Wholesale Trade
Metal Service Centers and Other Metal Merchant Wholesalers	12,853	4.4	6.8	14,544	5.2	7.7
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,175	2.8	4.3	2,873	1.0	1.5
	$289,975	100.0%	154.0%	$277,499	100.0%	147.3%
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
At December 31, 2016, all but one (domiciled in Canada) of the Company’s investments, with an amortized cost and fair value of $3,923 and $3,923, respectively, were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total:			Percentage of Total:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Other Travel Arrangement and Reservation Services	$10,182	3.6%	7.1%	$10,839	3.8%	7.5%
Security Systems Services (except Locksmiths)	18,663	6.7	13.0	18,883	6.7	13.1
Tour Operators	439	0.2	0.3	1,019	0.4	0.7
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	14,372	5.1	10.0	14,410	5.1	10.0
Education Services
Colleges, Universities, and Professional Schools	5,314	1.9	3.7	5,142	1.8	3.6
Finance and Insurance
Insurance Agencies and Brokerages	13,510	4.8	9.4	13,599	4.8	9.5
Health Care and Social Assistance
Medical Laboratories	4,204	1.5	2.9	4,174	1.5	2.9
Other Outpatient Care Centers	14,207	5.2	9.9	14,393	5.1	10.0
Outpatient Mental Health and Substance Abuse Centers	7,639	2.7	5.3	5,393	1.9	3.8
Information
Other Information Services	2,427	0.9	1.7	2,340	0.8	1.6
Other Telecommunications	2,652	0.9	1.8	2,630	0.9	1.8
Software Publishers	4,896	1.8	3.4	4,949	1.8	3.4
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	4,090	1.5	2.8	3,555	1.3	2.5
Other Aircraft Parts and Auxiliary Equipment Manufacturing	11,925	4.3	8.3	13,551	4.8	9.4
Other Basic Inorganic Chemical Manufacturing	4,413	1.6	3.1	4,396	1.6	3.1
Packaging Machinery Manufacturing	1,996	0.7	1.4	1,885	0.7	1.3
Pharmaceutical Preparation Manufacturing	4,049	1.4	2.8	9,893	3.5	6.9
Pump and Pumping Equipment Manufacturing	10,908	3.9	7.6	10,016	3.6	7.0
Travel Trailer and Camper Manufacturing	12,797	4.6	8.9	13,149	4.7	9.1
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	13,695	4.9	9.5	11,610	4.1	8.1
Professional, Scientific, and Technical Services

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total:			Percentage of Total:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Computer Systems Design and Related Services	3,879	1.4	2.7	3,946	1.4	2.7
Custom Computer Programming Services	5,097	1.8	3.5	5,143	1.8	3.6
Other Accounting Services	5,328	1.9	3.7	4,911	1.7	3.4
Other Computer Related Services	14,738	5.3	10.3	14,883	5.3	10.4
Other Professional, Scientific, and Technical Services	32,750	11.7	22.7	31,422	11.2	21.8
Veterinary Services	650	0.2	0.5	651	0.2	0.5
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.3	0.6	1,037	0.4	0.7
Office Machinery and Equipment Rental and Leasing	11,888	4.3	8.3	13,510	4.8	9.4
Offices of Real Estate Agents and Brokers	3,923	1.4	2.7	3,923	1.4	2.7
Offices of Real Estate Appraisers	10,032	3.6	7.0	10,000	3.6	7.0
Retail Trade
All Other General Merchandise Stores	6,839	2.4	4.8	6,839	2.4	4.8
Wholesale Trade
Metal Service Centers and Other Metal Merchant Wholesalers	12,700	4.5	8.8	14,142	5.0	9.8
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,205	3.0	5.7	5,394	1.9	3.8
	$279,307	100.0%	194.2	$281,627	100.0%	195.9%

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Unconsolidated Significant Subsidiaries: In accordance with Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest unless the business of the controlled operating company consists of providing services to the Company. In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under the respective rules. As of December 31, 2017 and 2016, MTE Holding Corp. and Subsidiaries was considered a significant unconsolidated subsidiary under Regulation S-X Rule 4-08(g). The Company's voting ownership in MTE Holding Corp. and Subsidiaries is limited to 50% through a substantive participating voting rights agreement with an unaffiliated investor. Based on the requirements under Regulation S-X Rule 4-08(g), the summarized consolidated financial information of MTE Holding Corp. and Subsidiaries is presented below:

	December 31,
Balance Sheet:	2017	2016
Current assets	$7,161	$5,535
Noncurrent assets	25,408	24,681
Total Assets	$32,569	$30,216
Current liabilities	$3,116	$2,401
Noncurrent liabilities	17,276	16,889
Total liabilities	20,392	19,290
Non-controlling interest	5,675	4,878
Total equity	6,502	6,048

	Years Ended December 31,
Summary of Operations:	2017	2016	2015
Net Sales	$31,614	$27,704	$1,958
Gross Profit	9,857	7,436	508
Net income (loss)	2,106	2,232	(967)
Net income (loss) attributable to MTE Holding Corp.	1,594	1,235	(535)
Note 6. Fair Value of Financial Instruments
Investments
The Company’s investments are valued at fair value as determined in good faith by Company management under the supervision, and review and approval of the Board. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations. There were no transfers among Level 1, 2 and 3 for the years ended December 31, 2017, 2016, and 2015.
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
In the absence of sufficient, actionable Indicative Prices or Transaction Prices, as an indication of fair value, and consistent with the policies and methodologies adopted by the Board, the Company performs detailed valuations of its debt and equity investments, including an analysis on the Company’s unfunded loan commitments, using both the market and income

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

approaches as appropriate. There is no one methodology to estimate fair value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values. The Company may also engage one or more independent valuation firms(s) to conduct independent appraisals of its investments to develop the range of values, from which the Company derives a single estimate of value. Under the income approach, the Company typically prepares and analyzes discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of December 31, 2017 and 2016. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at December 31, 2017 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$152,231	Discounted cash flow	Discount rates	10.01% - 16.50% (12.24%)
	12,910	Enterprise value	EBITDA multiples	7.50x - 7.50x (7.50x)
	9,063	Indicative Prices	Broker-dealers' quotes	N/A

Subordinated	47,117	Discounted cash flow	Discount rates	11.24% - 16.90% (14.69%)
	4,074	Enterprise value	EBITDA multiples	4.25x - 7.25x (6.37x)

Equity investments
Preferred equity	19,200	Enterprise value	EBITDA multiples	4.25x - 13.48x (7.80x)
Common equity and warrants	11,489	Enterprise value	EBITDA multiples	4.25x - 8.28x (6.27x)

(1)	Excludes $20,908, $7, and $500 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.

	Fair Value at December 31, 2016 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$149,128	Discounted cash flow	Discount rates	6.70% - 18.71% (12.07%)
	15,901	Enterprise value	EBITDA multiples	7.25% - 7.50% (7.31%)

Subordinated	45,635	Discounted cash flow	Discount rates	10.75% - 21.24% (14.19%)
	5,393	Enterprise value	EBITDA multiples	8.00x - 8.00x (8.00x)

Equity investments
Preferred equity	23,721	Enterprise value	EBITDA multiples	4.50x - 8.50x (6.82x)
Common equity and warrants	13,042	Enterprise value	EBITDA multiples	5.00x - 8.50x (6.07x)

(1)	Excludes $15,926, $12,382, and $499 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2017	$180,955	$63,410	$23,721	$13,541	$281,627

Net realized gain on investments	(4,908)	—	10,704	1,037	6,833
Net unrealized appreciation (depreciation) on investments	467	(8,667)	(5,331)	(1,265)	(14,796)
Amortization of Net Loan Fees	1,395	55	—	—	1,450
Capitalized PIK interest and dividends	1,042	466	1,399	—	2,907
Amendment fees	(280)	—	—	—	(280)
Purchase and origination of portfolio investments	127,812	9,244	4,631	1,213	142,900
Proceeds from principal payments on portfolio investments	(82,137)	(22,941)	—	—	(105,078)
Sale and redemption of portfolio investments	(17,858)	—	(17,669)	(2,537)	(38,064)
Conversion from debt investment to equity investment (Note 5)	(1,745)	—	1,745	—	—
Conversion from subordinated to senior secured debt investment (Note 5)	(9,631)	9,631	—	—	—

Level 3 assets, December 31, 2017	$195,112	$51,198	$19,200	$11,989	$277,499

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2016
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2016	$160,437	$64,240	$22,133	$10,486	$257,296

Net realized gain on investments	83	7	—	2,137	2,227
Net unrealized appreciation (depreciation) on investments	329	(2,376)	(2,584)	1,910	(2,721)
Amortization of Net Loan Fees	1,012	402	—	—	1,414
Capitalized PIK interest and dividends	547	602	1,433	—	2,582
Amendment fees	(442)	(97)	—	—	(539)
Purchase and origination of portfolio investments	44,671	22,101	643	822	68,237
Proceeds from principal payments on portfolio investments	(26,519)	(14,885)	—	—	(41,404)
Sale and redemption of portfolio investments	(2,840)	—	—	(2,434)	(5,274)
Distribution received from equity investment	—	—	(324)	—	(324)
Equity received in connection with purchase of portfolio investments and amendments	(743)	(79)	248	574	—
Conversion from debt investment to equity investment (Note 5)	(320)	(1,765)	2,039	46	—
Conversion from subordinated to senior secured debt investment (Note 5)	800	(800)	—	—	—
Reclassification from Subordinated to Senior Secured debt	3,940	(3,940)	—	—	—
Other	—	—	133	—	133

Level 3 assets, December 31, 2016	$180,955	$63,410	$23,721	$13,541	$281,627
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015, attributable to the Company’s Level 3 assets held at those respective year ends was $(10,496), $254, and $3,243, respectively.
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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The Company's SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date. As of December 31, 2017 and 2016, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $155,510 and $159,708, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7. Commitments and Contingencies
Unfunded commitments to the Company's portfolio companies as of December 31, 2017, were as follows:

Name of Portfolio Company	Investment Type	Amount
Carolina Lubes, Inc.	Senior Secured Revolver	$2,433
The Escape Game, LLC	Senior Secured Loan	7,000
TRS Services, LLC	Senior Secured Loan	500
		$9,933
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2017.
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
Under present regulations of the SBIC Act, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350,000. In connection with the SBIC Acquisition, the Company increased its total commitments to SBIC I LP to $75,000, which became a drop down SBIC fund of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to SBIC I LP. As of December 31, 2017 and 2016, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA.
On a stand-alone basis, SBIC I LP held $251,601 and $247,512 in assets at December 31, 2017 and 2016, respectively, which accounted for approximately 70% and 81% of the Company’s total consolidated assets, respectively. These assets can not be pledged under any debt obligation of the Company.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table shows the Company’s outstanding SBA debentures payable as of December 31, 2017 and 2016:

		Fixed Interest Rate	SBA debentures outstanding
Pooling Date	Maturity Date		December 31, 2017	December 31, 2016
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(2,657)	(3,037)
SBA debentures outstanding, net of unamortized debt issuance costs			$147,223	$146,843
The Company received exemptive relief from the SEC effective November 26, 2013, which permits the Company to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.
The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.43% as of December 31, 2017 and 2016. Interest expense on the SBA debentures was $5,141, $5,156, and $4,352 for the years ended December 31, 2017, 2016, and 2015, respectively, which includes $380, $382, and $297 of debt issuance costs amortization, respectively.
The weighted-average fixed cash interest rate on the SBA debentures as of December 31, 2017 and 2016, was 3.18%.
PWB Credit Facility: The Company is party to the BLA with Pacific Western Bank, as lender, to provide the Company with a $35,000 senior secured revolving credit facility, or PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on October 31, 2018. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and the Company’s partnership interests in SBIC I LP and SBIC I GP. The PWC Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.00% floor, and includes an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of December 31, 2017, the interest rate on the unpaid principal balance of the PWB Credit Facility was 5.25%.
On March 7, 2018 the BLA was amended to, among other things, increase the maximum amount available under the PWB Credit Facility from $35,000 to $50,000, extend the maturity date from October 31, 2018 to January 31, 2020, and change the interest rate floor from 5.00% to 5.25%. The Company incurred deferred debt issuance costs of $166 in connection with the amendment.
The average dollar amount of borrowings outstanding during the year ended December 31, 2017, was $8,488. The effective interest rate, which includes amortization of deferred debt issuance costs as of December 31, 2017, was 5.74% based on the maximum amount available under the PWB Credit Facility. Deferred debt issuance costs, net of accumulated amortization, was $228 and $256 as of December 31, 2017 and 2016, respectively. Amortization of debt issuance costs was $172, $108 , and $17, for the years ended December 31, 2017, 2016, and 2015, respectively.
Availability under the PWB Credit Facility as of December 31, 2017 was $17,400 based on the stated advance rate of 50% under the borrowing base.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2017, the Company was in compliance with the applicable covenants.
OFS Capital WM Revolving Line of Credit: Prior to the termination of the WM Credit Facility on May 28, 2015 (see Note 3), OFS Capital WM had a $75,000 secured revolving credit facility, as amended from time to time, with Wells Fargo. The WM Credit Facility was secured by all eligible loans acquired by OFS Capital WM, and had a maturity date of December 31, 2018 and a reinvestment period through December 31, 2015. The interest rate on outstanding borrowings was the London Interbank Offered Rate plus 2.50% per annum. The minimum equity requirement was set at $35,000. The unused commitment fee on the WM Credit Facility was (i) 0.5% per annum of the first $25,000 of the unused facility and (ii) 2% per annum of the balance in excess of $25,000, and was included in interest expense on the consolidated statement of operations during 2015. During the three months ended March 31, 2015, the Company recorded a $430 write-off of debt issuance costs due to a permanent reduction in the facility’s commitment from $100,000 to $75,000. During the three months ended June 30, 2015, the Company incurred a $1,216 write-off of debt issuance costs due to the termination of the facility on May 28, 2015.
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
The Company has met the required distribution, source of income and asset diversification requirements as of December 31, 2017, and intends to continue meeting these requirements. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income from Company’s equity investments in pass-through entities, PIK dividends that have not yet been declared and paid by underlying portfolio companies, capital gains and losses and the net creation or utilization of capital loss carryforwards.
The distributions paid to stockholders are reported as ordinary income, long-term capital gains, and returns of capital. The tax character of distributions paid were as follows:

	Years Ended December 31,
	2017	2016	2015
Ordinary taxable income	$14,158	$12,157	$10,954
Long-term capital gain	2,738	169	—
Return of capital	—	858	2,197
Total distributions to stockholders	$16,896	$13,184	$13,151
Tax-basis undistributed income as of December 31, 2017 and 2016, was as follows:

	December 31,
	2017	2016
Ordinary income	$—	$—
Net long-term capital gains	4,936	—

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

	Years Ended December 31,
	2017	2016	2015
Paid-in capital in excess of par	$(409)	$592	$(198)
Accumulated undistributed net investment income	954	131	(304)
Accumulated net realized gain (loss)	(545)	(723)	502
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2017 and 2016, were as follows:

	December 31,
	2017	2016
Tax-basis amortized cost of investments	$282,401	$273,414
Tax-basis gross unrealized appreciation on investments	16,207	19,554
Tax-basis gross unrealized depreciation on investments	(21,109)	(11,341)
Tax-basis net unrealized appreciation (depreciation) on investments	(4,902)	8,213
Fair value of investments	$277,499	$281,627
The Company recognizes deferred taxes on the appreciation of securities held through Taxable Blockers. Net unrealized depreciation on investments reported in net assets on the consolidated balance sheets has been increase by and other liabilities include deferred tax liabilities on appreciated securities of $4 at December 31, 2017. There were no deferred tax assets or liabilities at December 31, 2016.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
	2017	2016	2015
Per share data:
Net asset value per share at beginning of period	$14.82	$14.76	$14.24
Distributions (4)
From ordinary income	(1.14)	(1.25)	(1.13)
From capital gains	(0.22)	(0.02)	—
Return of capital	—	(0.09)	(0.23)
Net investment income	1.28	1.46	1.39
Net realized gain (loss) on non-control/non-affiliate investments	(0.26)	0.25	(0.31)
Net realized gain on affiliate investments	0.81	—	0.14
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	(0.78)	(0.69)	0.53
Net unrealized appreciation (depreciation) on affiliate investments	(0.41)	0.33	0.13
Net unrealized appreciation on control investment	—	0.07	—
Issuance of common stock (5)	(0.03)	—	—
Other (6)	0.05	—	—
Net asset value per share at end of period	$14.12	$14.82	$14.76

Per share market value, end of period	$11.90	$13.76	$11.48
Total return based on market value (1)	(4.7)%	32.3%	9.0%
Total return based on net asset value (2)	4.3%	9.7%	13.4%
Shares outstanding at end of period	13,340,217	9,700,297	9,691,170
Weighted average shares outstanding	12,403,706	9,693,801	9,670,153
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$171,631	$142,818	$140,002
Net asset value at end of period	$188,336	$143,778	$143,012
Net investment income	$15,877	$14,145	$13,411
Ratio of total expenses to average net assets	10.2%	11.9%	13.5%
Ratio of net investment income to net assets at end of period	8.4%	9.8%	9.6%
Portfolio turnover (7)	50.4%	18.1%	44.6%

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

(3)	Based on the average of the net asset value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.

(4)	The components of the distributions are presented on an income tax basis.

(5)	The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the Offering.

(6)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on a weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(7)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.
Note 11. Distributions
The Company intends to make distributions to stockholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, it may in the future decide to retain such capital gains for investment.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its ability to receive distributions from SBIC I LP. SBIC I LP’s ability to make distributions is governed by SBA regulations. Consolidated cash and cash equivalents includes $72,116 held by SBIC I LP, which was not available for distribution at December 31, 2017.
The following table summarizes distributions declared and paid for the years ended December 31, 2017, 2016, and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2015
March 4, 2015	March 17, 2015	March 31, 2015	$0.34	$3,133	12,106	$148
May 4, 2015	June 16, 2015	June 30, 2015	0.34	3,132	12,834	154
August 6, 2015	September 16, 2015	September 30, 2015	0.34	3,142	14,355	147
December 2, 2015	December 17, 2015	December 31, 2015	0.34	3,283	1,041	12
			$1.36	$12,690	40,336	$461
Year ended December 31, 2016
March 7, 2016	March 17, 2016	March 31, 2016	$0.34	$3,280	1,154	$15
May 2, 2016	June 16, 2016	June 30, 2016	0.34	3,269	1,998	26
August 5, 2016	September 16, 2016	September 30, 2016	0.34	3,258	2,888	38
October 31, 2016	December 16, 2016	December 30, 2016	0.34	3,255	3,087	43
			$1.36	$13,062	9,127	$122
Year ended December 31, 2017
March 9, 2017	March 17, 2017	March 31, 2017	$0.34	$3,257	2,919	$41
May 2, 2017	June 16, 2017	June 30, 2017	0.34	4,483	3,439	49
August 1, 2017	September 15, 2017	September 29, 2017	0.34	4,491	3,196	42
October 31, 2017	December 15, 2017	December 29, 2917	0.34	4,469	5,366	64
			$1.36	$16,700	14,920	$196

For the year ended December 31, 2017, $196 of the total $16,896 paid to stockholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 14,920 shares at an average value of $13.18 per share at the date of issuance. For the year ended December 31, 2016, $122 of the total $13,184 paid to stockholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 9,127 shares at an average value of $13.23 per share at the date of issuance. For the year ended December 31, 2015, $461 of the total $13,151 paid to stockholders represented DRIP participation, during which the Company satisfied the DRIP participation requirements with the issuance of 40,336 shares at an average value of $11.44 per share at the date of issuance.
Since the Company’s IPO, distributions to stockholders total $67,775, or $6.63 per share on a cumulative basis.
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. For the year ended December 31, 2017, approximately $1.14 per share, $0.22 per share, and $0 per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its stockholders, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$8,292	$9,122	$7,978	$8,034
Net investment income	3,819	4,402	4,316	3,340
Net gain (loss) on investments	331	(3,227)	(6,597)	1,526
Net increase (decrease) in net assets resulting from operations	4,150	1,175	(2,281)	4,866
Net increase (decrease) in net assets resulting from operations per share (1)	$0.22	$0.09	$(0.17)	$0.50
Net asset value per share (2)	$14.12	$14.15	$14.40	$14.98

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$8,209	$7,359	$7,683	$7,843
Net investment income	3,736	3,297	3,457	3,655
Net gain (loss) on investments	1,087	(909)	881	(1,376)
Net increase in net assets resulting from operations	4,823	2,388	4,338	2,279
Net increase in net assets resulting from operations per share (1)	$0.49	$0.25	$0.45	$0.24
Net asset value per share (2)	$14.82	$14.67	$14.76	$14.65

(1)	Based on weighted average shares outstanding for the respective period.

(2)	Based on shares outstanding at the end of the respective period.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 13. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/depreciation	Interest, Fees and Dividends Credited to Income(2)	December 31, 2016, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017, Fair Value (5)
Control Investments
Malabar International	Subordinated Loan	$—	$—	$536	$7,683	$150	$(7,833)	$—
	Preferred Equity	—	—	65	5,868	1,608	(7,476)	—
		—	—	601	13,551	1,758	(15,309)	—

MTE Holding Corp.	Senior Secured Loan	—	(64)	1,288	9,766	90	(2,738)	7,118
	Common Equity	—	67	227	3,383	67	—	3,450
		—	3	1,515	13,149	157	(2,738)	10,568

Total Control Investments		—	3	2,116	26,700	1,915	(18,047)	10,568
Affiliate Investments
All Metals Holding, LLC	Senior Secured Loan	—	(259)	1,856	12,865	283	(389)	12,759
	Common Equity(6)	—	508	—	1,277	508	—	1,785
		—	249	1,856	14,142	791	(389)	14,544

Contract Datascan Holdings, Inc.	Subordinated Loan	—	93	978	7,902	98	—	8,000
	Preferred Equity(6)(7)	—	—	542	5,421	543	—	5,964
	Common Equity(6)	—	73	—	187	—	73	260
		—	166	1,520	13,510	641	73	14,224

Intelli-Mark Technologies, Inc.	Senior Secured Loan	—	(159)	613	8,841	68	(8,909)	—
	Common Equity(6)	874	(498)	—	1,998		(1,998)	—
		874	(657)	613	10,839	68	(10,907)	—

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/depreciation	Interest, Fees and Dividends Credited to Income(2)	December 31, 2016, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017, Fair Value (5)
Jobson Healthcare Information, LLC (8)	Senior Secured Loan	—	—	—	—	12,910		12,910
	Common Equity	—	—	—	—	—	—	—
	Warrants	—	—	—	—			—
		—	—	—	—	12,910	—	12,910
Malabar International (9)	Subordinated Loan	—	(41)	671	—	7,833	(7,833)	—
	Preferred Equity	5,590	(1,585)	56	—	7,476	(7,476)	—
		5,590	(1,626)	727	—	15,309	(15,309)	—

Master Cutlery, LLC	Subordinated Loan	—	(1,537)	640	4,440	653	(2,220)	2,873
	Preferred Equity (6)(7)	—	(954)	—	954		(954)	—
	Common Equity (6)	—	—	—	—			—
		—	(2,491)	640	5,394	653	(3,174)	2,873

NeoSystems Corp.	Subordinated Loan	—	421	408	3,656	487	(2,000)	2,143
	Preferred Equity (6)(7)	—	861	133	1,255	993		2,248
		—	1,282	541	4,911	1,480	(2,000)	4,391

Pfanstiehl Holdings, Inc	Subordinated Loan	—	(46)	387	3,810	1	(56)	3,755
	Common Equity	—	(1,328)	84	6,083		(1,328)	4,755
		—	(1,374)	471	9,893	1	(1,384)	8,510

Strategic Pharma Solutions, Inc.	Senior Secured Loan	—	(39)	904	8,383	67	(8,450)	—
	Preferred Equity(6)(7)	3,617	(1,111)	81	3,026	81	(3,107)	—
		3,617	(1,150)	985	11,409	148	(11,557)	—

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/depreciation	Interest, Fees and Dividends Credited to Income(2)	December 31, 2016, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017, Fair Value (5)
TRS Services, Inc.	Senior Secured Loan	—	194	1,084	9,549	310	(393)	9,466
	Preferred Equity (Class AA units)(6)(7)	—	—	55	354	55		409
	Preferred Equity (Class A units) (6)(7)	—	319	204	1,707	523		2,230
	Common Equity (6)	—	—	—	—			—
		—	513	1,343	11,610	888	(393)	12,105

Total Affiliate Investments		10,081	(5,088)	8,696	81,708	32,889	(45,040)	69,557
Total Control and Affiliate Investments		$10,081	$(5,085)	$10,812	$108,408	$34,804	$(63,087)	$80,125

(1)	Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments.

(2)
Represents the total amount of interest, fees or dividends included in 2017 income for the portion of the year ended December 31, 2017, that an investment was included in Control or Affiliate Investment categories, respectively.

(3)
Gross additions include increases in cost basis resulting from a new portfolio investment, PIK interest, fees and dividends, accretion of OID, and net increases in unrealized net appreciation or decreases in net unrealized depreciation.

(4)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any, and net decreases in net unrealized appreciation or net increases in net unrealized depreciation, and transfers from Affiliate Investment to Control Investment.

(5)	Fair value was determined using significant unobservable inputs. See Note 6 for further details.

(6)	Non-income producing.

(7)	Dividends credited to income include dividends contractually earned but not declared.

(8)	Jobson became an affiliate investment effective December 31, 2017, due to an increase in voting ownership interest.

(9)	Malabar was reclassified from a control investment to an affiliate investment due to a decrease in voting interest.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 14. Subsequent Events Not Disclosed Elsewhere
On February 12, 2018, the Board declared a special distribution of $0.37 per share payable on March 29, 2018 to stockholders of record as of March 22, 2018. In addition, on February 27, 2018, the Company’s Board declared a distribution of $0.34 per share for the first quarter of 2018, payable on March 29, 2018 to stockholders of record as of March 22, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness identified in the fourth quarter of 2017 and described below.
The identification of the material weakness did not require a fourth quarter 2017 adjustment or impact any of our consolidated financial statements for any prior annual or interim periods. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. Further, we are developing a remediation plan for this material weakness, which is described below.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2017, management identified a material weakness related to the design and operating effectiveness of controls over the reliability of financial information reported by portfolio companies that is used as financial inputs in the Company’s investment valuations.
Remediation Plan
Management is developing a remediation plan to address the control deficiency that led to the material weakness and has begun the process of reviewing the Company's policies and procedures related to the reliability of financial information reported by portfolio companies that is used as financial inputs in the Company’s investment valuations.
Attestation Report of the Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2017, has been audited by BDO USA, LLP, an independent registered public accounting firm, which expressed an adverse opinion thereon, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described above regarding the described material weakness.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
a. Documents Filed as Part of this Report
1. Financial Statements: See "Part II, Item 8. Financial Statements and Supplementary Data" of this report for a list of financial statements.
2. Financial Statement Schedules: Schedule 12-14 Investments in and Advances to Affiliates—See "Part II, Item 8. Financial Statements and Supplementary Data—Note 13" of this report.
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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Certificate of Incorporation of OFS Capital Corporation	N-2 (333-166363)	March 18, 2011

3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	10-K (814-00813)	March 26, 2013

3.3	Bylaws of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011

4.1	Form of Stock Certificate of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011

4.2	Form of Base Indenture	N-2 (333-200376)	November 19, 2014

4.3	Statement of Eligibility of Trustee on Form T-1	N-2/A (333-200376)	December 24, 2014

4.4	Form of Warrant Agreement	N-2/A (333-200376)	December 16, 2014

4.5	Form of Subscription Agent Agreement	N-2/A (333-200376)	December 16, 2014

4.6	Form of Subscription Certificate	N-2/A (333-200376)	December 16, 2014

4.7	Form of Certificate of Designation	N-2/A (333-200376)	December 16, 2014

10.1	Form of Dividend Reinvestment Plan	N-2/A (333-166363)	March 18, 2011

10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC	10-Q (814-00813)	November 7, 2014

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K

10.3	Form of Custody Agreement	N-2/A (333-166363)	March 18, 2011

10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC	N-2/A (333-166363)	March 18, 2011

10.5	License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	March 18, 2011

10.6	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers	N-2/A (333-166363)	March 18, 2011

10.7	Form of Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	July 24, 2012

10.8	Loan Portfolio Purchase Agreement among OFS Capital WM, LLC and Madison Capital Funding LLC, dated May 28, 2015	8-K (814-00813)	June 2, 2015

10.9	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated March 7, 2018			*

10.10	Promissory Note between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015	10-Q (814-00813)	November 6, 2015

10.11	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated March 7, 2018			*

10.12	Commercial Guaranty Agreement among OFS Capital Corporation, OFS Capital WM, LLC, and Pacific Western Bank dated March 7, 2018			*

11.1	Computation of Per Share Earnings			+

14.1	Joint Code of Ethics of OFS Capital Corporation and OFS Advisor	10-Q (814-00813)	November 3, 2017

21.1	List of Subsidiaries			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report
†	Furnished herewith

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFS Capital Corporation

Date: March 12, 2018	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 12, 2018	/s/ Bilal Rashid
Bilal Rashid, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 12, 2018	/s/ Marc Abrams
Marc Abrams, Director

Date: March 12, 2018	/s/ Robert J. Cresci
Robert J. Cresci, Director

Date: March 12, 2018	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 12, 2018	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer, Treasurer (Principal Financial Officer) and Director

Date: March 12, 2018	/s/ Jeff Owen
Jeff Owen, Chief Accounting Officer (Principal Accounting Officer)