Form 10-Q
period 2018-03-31
OFS Capital Corp
filed 2018-05-04
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 1, 2018 was 13,348,774.

OFS CAPITAL CORPORATION

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services dated November 7, 2012
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
Code	Internal Revenue Code of 1986, as amended
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a non-traded BDC with an investment strategy similar to the Company for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment advisory agreement between the Company and OFS Advisor dated November 7, 2012
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the 1940 Act
OFS Capital WM	OFS Capital WM, LLC, a wholly-owned investment company subsidiary
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958
SBIC I LP	OFS SBIC I, LP, a wholly-owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or an SBIC, or maintaining our tax treatment as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	the ability of SBIC I LP and any other portfolio companies to make distributions enabling us to meet RIC requirements;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations, including the ability to incur additional leverage under the Small Business Credit Availability Act.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
We have based the forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements and projections contained in this Quarterly Reports on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act, and Section 21E of the Exchange Act.
The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $215,488 and $209,360, respectively)	$201,947	$197,374
Affiliate investments (amortized cost of $122,443 and $70,402, respectively)	122,843	69,557
Control investments (amortized cost of $10,244 and $10,213, respectively)	10,674	10,568
Total investments at fair value (amortized cost of $348,175 and $289,975, respectively)	335,464	277,499
Cash and cash equivalents	31,926	72,952
Interest receivable	2,915	2,734
Prepaid expenses and other assets	4,396	4,593
Total assets	$374,701	$357,778

Liabilities
Revolving line of credit	$40,950	$17,600
SBA debentures (net of deferred debt issuance costs of $2,564 and $2,657, respectively)	147,316	147,223
Interest payable	410	1,596
Management and incentive fees payable	2,075	1,987
Administration fee payable	749	476
Accrued professional fees	598	433
Other liabilities	150	127
Total liabilities	192,248	169,442

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,348,774 and 13,340,217 shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively	133	133
Paid-in capital in excess of par	187,512	187,398
Accumulated undistributed net investment income	7,273	9,404
Accumulated undistributed net realized gain	258	3,881
Net unrealized depreciation on investments	(12,723)	(12,480)
Total net assets	182,453	188,336

Total liabilities and net assets	$374,701	$357,778

Number of shares outstanding	13,348,774	13,340,217
Net asset value per share	$13.67	$14.12

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Investment income
Interest income:
Non-control/non-affiliate investments	$5,758	$4,612
Affiliate investments	2,085	1,831
Control investment	239	524
Total interest income	8,082	6,967
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	224	307
Affiliate investments	461	352
Control investment	27	38
Total payment-in-kind interest and dividend income	712	697
Dividend income:
Non-control/non-affiliate investments	—	5
Affiliate investments	130	85
Control investments	33	33
Total dividend income	163	123
Fee income:
Non-control/non-affiliate investments	26	156
Affiliate investments	2	58
Control investments	18	33
Total fee income	46	247
Total investment income	9,003	8,034
Expenses
Interest expense	1,634	1,387
Management fee	1,360	1,192
Incentive fee	736	1,181
Professional fee	201	263
Administration fee	583	401
Other expenses	695	270
Total expenses before incentive fee waiver	5,209	4,694
Incentive fee waiver (see Note 3)	(22)	—
Total expenses, net of incentive fee waiver	5,187	4,694
Net investment income	3,816	3,340

Net realized and unrealized gain (loss) on investments
Net realized gain on non-control/non-affiliate investments	461	—
Net realized loss on affiliate investments	(541)	—
Net unrealized depreciation on non-control/non-affiliate investments	(1,563)	(3,041)
Net unrealized appreciation on affiliate investments	1,245	4,024
Net unrealized appreciation on control investment	75	543

Net gain (loss) on investments	(323)	1,526

Net increase in net assets resulting from operations	$3,493	$4,866

Net investment income per common share – basic and diluted	$0.29	$0.34
Net increase in net assets resulting from operations per common share – basic and diluted	$0.26	$0.50
Distributions declared per common share	$0.71	$0.34
Basic and diluted weighted average shares outstanding	13,340,502	9,700,329

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Increase in net assets resulting from operations:
Net investment income	$3,816	$3,340
Net realized loss on investments	(80)	—
Net unrealized appreciation (depreciation) on investments	(243)	1,526
Net increase in net assets resulting from operations	3,493	4,866
Distributions to stockholders from:
Accumulated net investment income	(4,536)	(3,298)
Accumulated net realized gain	(4,936)	—
Total distributions to stockholders	(9,472)	(3,298)
Common stock transactions:
Reinvestment of stockholder distributions	96	41
Net increase in net assets resulting from capital transactions	96	41
Net increase (decrease) in net assets	(5,883)	1,609
Net assets:
Beginning of period	188,336	143,778
End of period	$182,453	$145,387
Accumulated undistributed net investment income	$7,273	$6,786
Common stock activity:
Common stock issued from reinvestment of stockholder distributions	8,557	2,919
Common stock issued and outstanding at beginning of period	13,340,217	9,700,297
Common stock issued and outstanding at end of period	13,348,774	9,703,216

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$3,493	$4,866
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	80	—
Net unrealized (appreciation) depreciation on investments	243	(1,526)
Amortization of Net Loan Fees	(275)	(341)
Payment-in-kind interest and dividend income	(712)	(697)
Amortization of deferred debt issuance costs	144	130
Amortization of intangible asset	49	49
Purchase and origination of portfolio investments	(98,208)	(3,139)
Proceeds from principal payments on portfolio investments	13,025	31,972
Proceeds from sale or redemption of portfolio investments	28,203	—
Changes in operating assets and liabilities:
Interest receivable	(181)	706
Interest payable	(1,186)	(1,189)
Management and incentive fees payable	88	255
Administration fee payable	273	152
Other assets and liabilities	137	(43)
Net cash provided by (used in) operating activities	(54,827)	31,195

Cash flows from financing activities
Distributions paid to stockholders	(9,376)	(3,257)
Borrowings under revolving line of credit	46,250	5,000
Repayments under revolving line of credit	(22,900)	(6,500)
Payment of debt issuance costs	(173)	—
Payment of common stock offering costs	—	(10)
Net cash provided by (used in) financing activities	13,801	(4,767)
Net increase (decrease) in cash and cash equivalents	(41,026)	26,428
Cash and cash equivalents — beginning of period	72,952	17,659
Cash and cash equivalents — end of period	$31,926	$44,087

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,676	$2,446
Distributions paid by issuance of common stock	96	41
Accrued common stock offering costs	—	165

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
March 31, 2018
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Aegis Acquisition, Inc.	Testing Laboratories
Senior Secured Loan		10.79%	(L +8.50%)	8/24/2021	$3,520	$3,473	$3,364	1.9%

Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		11.31%	(L +9.00%)	12/26/2020	3,500	3,478	3,570	2.0

Baymark Health Services, Inc.	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		10.27%	(L +8.25%)	3/1/2025	4,000	3,960	3,960	2.2

Carolina Lubes, Inc. (4) (8)	Automotive Oil Change and Lubrication Shops
Senior Secured Loan		9.62%	(L +7.93%)	8/23/2022	21,267	21,103	21,574	11.8
Senior Secured Loan (Revolver)		8.94%	(L +7.25%)	8/23/2022	1,849	1,836	1,849	1.0
Preferred Equity (811 units) 14% PIK						2,612	2,638	1.4
					23,116	25,551	26,061	14.2
Cirrus Medical Staffing, Inc. (4)	Temporary Help Services
Senior Secured Loan		10.94%	(L +8.25%)	10/19/2022	7,782	7,706	7,706	4.2
Senior Secured Loan (Revolver)		10.94%	(L +8.25%)	10/19/2022	486	486	486	0.3
					8,268	8,192	8,192	4.5
Community Intervention Services, Inc. (4)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (6) (10) (11)		7.0% cash / 6.0% PIK	N/A	1/16/2021	8,658	7,639	—	—

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.48%	(L +9.50%)	5/8/2019	9,678	9,597	9,474	5.2

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		11.30%	(L +9.00%)	4/21/2025	9,950	9,818	10,059	5.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2018
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.0% cash / 1.0% PIK	N/A	1/13/2023	$8,852	$8,775	$8,717	4.8%
Common equity (71,250 Class A units) (10)						713	768	0.4
					8,852	9,488	9,485	5.2
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		9.05%	(L +6.75%)	8/27/2018	3,834	3,827	3,550	1.9

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		10.76%	(L +8.75%)	9/8/2024	5,000	4,880	4,966	2.7
Common Equity (368,852 Class A units) (10)						450	434	0.2
Common Equity (40,984 Class B units) (10)						50	66	—
					5,000	5,380	5,466	2.9
LRI Holding, LLC (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		11.56%	(L +9.25%)	6/30/2022	18,038	17,903	17,828	9.8
Preferred Equity (238,095 Series B units) (10)						300	300	0.2
					18,038	18,203	18,128	10.0
Maverick Healthcare Equity, LLC (4)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (10)						900	109	0.1
Common Equity (1,250,000 Class A units) (10)						—	—	—
						900	109	0.1
My Alarm Center, LLC (4)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK (10) (13)						1,571	1,571	0.9
Preferred Equity (1,198 Class B units) (10) (13)						1,198	826	0.5
Common Equity (64,149 units) (10) (13)						—	—	—
						2,769	2,397	1.4
Online Tech Stores, LLC (4)	Stationary & Office Supply Merchant Wholesaler
Subordinated Loan		10.50% cash / 1.0% PIK	N/A	8/1/2023	16,025	15,715	15,715	8.6

O2 Holdings, LLC (4)	Fitness and Recreational Sports Centers
Senior Secured Loan		14.88%	(L +13.00%)	9/2/2021	13,850	13,493	14,027	7.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2018
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.06%	(L +8.75%)	6/30/2025	$3,520	$3,493	$3,516	1.9%

Planet Fitness Midwest LLC (4)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	12/16/2021	5,000	4,966	4,994	2.7

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 1.0% PIK	N/A	10/29/2021	5,556	5,489	5,383	3.0
Common equity (499 units) (10) (13)						499	393	0.2
					5,556	5,988	5,776	3.2
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.80%	(L +8.50%)	11/26/2023	4,821	4,758	4,748	2.6

RPLF Holdings, LLC	Software Publishers
Common Equity (254,110 Class A units) (10) (13)						254	254	0.1

Security Alarm Financing Enterprises, L.P. (4)	Security Systems Services (except Locksmiths)
Subordinated Loan (14)		15.31% cash / 0.69% PIK	(L +13.00%)	6/19/2020	12,547	12,471	12,499	6.9

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan (15)		13.38%	(L +11.50%)	7/24/2020	8,880	8,800	8,800	4.8
Preferred Equity (5,000 Series C units), 8% PIK (10) (13)						537	574	0.3
					8,880	9,337	9,374	5.1
Southern Technical Institute, LLC (4)	Colleges, Universities, and Professional Schools
Subordinated Loan (6)(10)		15.00% PIK	N/A	12/2/2020	3,790	3,451	—	—
Preferred Equity (1,764,720 Class SP-1 units), 15.75% PIK (8) (10)						2,094	—	—
Warrants (2,174,905 Class A units) (10)				3/30/2026 (12)		46	—	—
					3,790	5,591	—	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2018
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		9.88%	(L +8.00%)	8/19/2019	$11,652	$11,633	$11,640	6.4%
Preferred Equity (1,250,000 Class A units), 8% PIK (7) (10)						1,501	1,461	0.8
					11,652	13,134	13,101	7.2
The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		11.14%	(L +8.75%)	12/22/2022	7,000	6,950	6,918	3.8

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		10.47%	(L +8.25%)	4/21/2025	7,014	6,972	7,083	3.9

United Biologics Holdings, LLC (4)	Medical Laboratories
Preferred Equity (151,787 units) (10)						9	20	—
Warrants (29,374 units) (10)				03/05/2022 (12)		82	107	0.1
						91	127	0.1
Total Non-control/Non-affiliate Investments					206,069	215,488	201,947	110.8
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		9.59%	(L +7.50%)	3/12/2023	22,000	21,673	21,673	11.9%
Preferred Equity (2,547,250 units), 10% PIK						2,560	2,560	1.4%
					22,000	24,233	24,233	13.3%
All Metals Holding, LLC (4)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.0% cash / 1.0% PIK	N/A	12/28/2021	19,352	18,807	19,059	10.4
Common Equity (797,443 units) (10)						523	2,129	1.2
					19,352	19,330	21,188	11.6
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	8,000	7,986	8,000	4.4
Preferred Equity (3,061 Series A shares), 10% PIK						4,490	6,107	3.3
Common Equity (11,273 shares) (10)						104	1,268	0.7
					8,000	12,580	15,375	8.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2018
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
DRS IMAGING SERVICES, LLC (4)	Data Processing, Hosting, and Related Services
Senior Secured Loan (9)		12.55%	(L +10.50%)	3/8/2023	$5,446	$5,343	$5,343	2.9%
Common Equity (453 units) (10)						454	454	0.2
					5,446	5,797	5,797	3.1
Jobson Healthcare Information, LLC (4) (9)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (11)		10.13% cash / 5.55% PIK	(L +8.13%)	7/21/2019	15,660	15,452	13,403	7.3
Common Equity (13 member units) (10)						—	—	—
					15,660	15,452	13,403	7.3
Master Cutlery, LLC (4)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00%	N/A	4/17/2020	4,819	4,762	2,559	1.4
Preferred Equity (3,723 Series A units), 8% PIK (7) (10)						3,483	—	—
Common Equity (15,564 units) (10)						—	—	—
					4,819	8,245	2,559	1.4
NeoSystems Corp. (4)	Other Accounting Services
Subordinated Loan		10.50% cash / 1.25% PIK	N/A	8/13/2019	2,149	2,144	2,149	1.2
Preferred Equity (521,962 convertible shares), 10% PIK						1,426	2,250	1.2
					2,149	3,570	4,399	2.4
Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	9/29/2022	3,788	3,820	3,820	2.1
Common Equity (400 Class A shares)						217	5,270	2.9
					3,788	4,037	9,090	5.0
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.11%	(L +10.25%)	3/23/2023	8,486	8,317	8,317	4.6
Common Equity (1,414 Class A units) (10)						1,414	1,414	0.8
					8,486	9,731	9,731	5.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2018
(Dollar amounts in thousands)

Portfolio Company(1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TRS Services, LLC (4)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		10.63% cash / 1.00% PIK	(L +8.75%)	12/10/2019	$15,222	$15,106	$15,028	8.2%
Preferred Equity (329,266 Class AA units), 15% PIK (10)						416	425	0.2
Preferred Equity (3,000,000 Class A units), 11% PIK (7)						3,374	1,615	0.9
Common Equity (3,000,000 units) (10)						572	—	—
					15,222	19,468	17,068	9.3
Total Affiliate Investments					104,922	122,443	122,843	67.2
Control Investments
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		13.38% cash / 1.5% PIK	(L +11.50%)	11/25/2020	7,213	7,175	7,218	4.0
Common Equity (554 shares)						3,069	3,456	1.9
					7,213	10,244	10,674	5.9
Total Control Investment					7,213	10,244	10,674	5.9

Total Investments					$318,204	$348,175	$335,464	183.9%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. Approximately 6% of the Company's LIBOR referenced investments are subject to a reference rate floor at March 31, 2018, with a reference rate floor of 2.00%. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at March 31, 2018. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

(4)	Investments (or portion thereof) held by OFS SBIC I, LP. All other investments pledged as collateral under the PWB Credit Facility.

(5)	Reserved.

(6)	Investment was on non-accrual status as of March 31, 2018, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 2, Non-accrual loans for further details.

(7)	The fair value of the accrued PIK dividend at March 31, 2018 was $-0-.

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 9.62% at March 31, 2018, includes additional interest of 0.68% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(9)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 12.55% at March 31, 2018, includes additional interest of 2.5% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(10)	Non-income producing.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2018
(Dollar amounts in thousands)

(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2018:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.0% or 12.0%	1.00%
Jobson Healthcare Information, LLC	Senior Secured Loan	1.5% or 5.55%	14.18% or 10.13%	5.55%
Master Cultery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%

(12)	Represents expiration date of the warrants.

(13)	All or portion of investment held by a wholly-owned subsidiary subject to income tax.

(14)
The PIK provision is reset at the beginning of each interest period equal to the excess of reference rate over the reference rate floor of 1.00%. The PIK interest rate in the schedule represents the current PIK interest rate in effect.

(15)	Maximum interest rate allowed is 13.50%.

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.0% cash / 1.00% PIK	N/A	1/13/2023	$8,830	$8,749	$8,726	4.6%
Common Equity (71,250 Class A units)						713	771	0.4
					8,830	9,462	9,497	5.0
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		8.44%	(L +6.75%)	8/27/2018	3,888	3,873	3,544	1.9

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		10.23%	(L +8.75%)	9/8/2024	5,000	4,875	4,875	2.6
Common Equity (368,852 Class A units)						450	450	0.2
Common Equity (40,984 Class B units)						50	50	—
					5,000	5,375	5,375	2.8
LRI Holding, LLC (5)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		10.94%	(L +9.25%)	6/30/2022	18,269	18,125	18,205	9.7
Preferred Equity (238,095 Series B units)						300	300	0.2
					18,269	18,425	18,505	9.9
Maverick Healthcare Equity, LLC (5)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (10)						900	141	0.1
Common Equity (1,250,000 Class A units) (10)						—	—	—
						900	141	0.1
My Alarm Center, LLC (5)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK (10) (13)						1,540	1,540	0.8
Preferred Equity (1,198 Class B units)						1,198	1,198	0.6
Common Equity (64,149 units) (13)						—	43	—
						2,738	2,781	1.4
NVA Holdings, Inc.	Veterinary Services
Senior Secured Loan		8.69%	(L +7.00%)	8/14/2022	743	743	748	0.4

O2 Holdings, LLC (5)	Fitness and Recreational Sports Centers
Senior Secured Loan		14.56%	(L +13.00%)	9/2/2021	13,350	12,977	13,617	7.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.45%	(L +8.75%)	6/30/2025	$3,520	$3,492	$3,472	1.8%

Planet Fitness Midwest LLC (5)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	12/16/2021	5,000	4,964	5,011	2.7

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 1.00% PIK	N/A	10/29/2021	6,187	6,108	6,059	3.2
Common equity (499 units) (10)						499	278	0.1
					6,187	6,607	6,337	3.3
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.19%	(L +8.50%)	11/26/2023	4,821	4,755	4,767	2.5

Security Alarm Financing Enterprises, L.P. (5)	Security Systems Services (except Locksmiths)
Subordinated Loan (14)		14.00% cash / 0.69% PIK	(L +13.00%)	6/19/2020	12,525	12,441	12,364	6.6

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		13.07%	(L +11.50%)	7/24/2019	4,195	4,156	4,259	2.3
Preferred Equity (5,000 Series C units), 8% PIK (10) (13)						527	527	0.3
					4,195	4,683	4,786	2.6
Southern Technical Institute, LLC (5)	Colleges, Universities, and Professional Schools
Subordinated Loan (10)		15.00% PIK	N/A	12/2/2020	3,520	3,451	1,201	0.6
Preferred Equity (1,764,720 Class SP-1 units), 15.75% PIK (8) (10)						2,094	—	—
Warrants (2,174,905 Class A units) (10)				3/30/2026		46	—	—
					3,520	5,591	1,201	0.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Stancor, L.P. (5)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		9.56%	(L +8.00%)	8/19/2019	$7,919	$7,896	$7,919	4.2%
Preferred Equity (1,250,000 Class A units), 8% PIK (8) (10)						1,501	1,486	0.8
					7,919	9,397	9,405	5.0
The Escape Game, LLC (5)	Other amusement and recreation industries
Senior Secured Loan		10.32%	(L +8.75%)	12/20/2022	7,000	6,948	6,948	3.7

TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		9.32%	(L +7.75%)	11/6/2021	7,334	7,303	7,334	3.9

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		9.89%	(L +8.25%)	4/21/2025	7,014	6,971	7,064	3.8

United Biologics Holdings, LLC (5)	Medical Laboratories
Senior Secured Loan (11)		12.00% cash / 2.00% PIK	N/A	4/30/2018	4,266	4,248	4,266	2.3
Subordinated Loan (10)		8.00 % PIK	N/A	4/30/2019	7	7	7	—
Preferred Equity (151,787 units) (10)						9	92	—
Warrants (29,374 units) (10)				3/5/2022		82	147	0.1
					4,273	4,346	4,512	2.4

Total Non-control/Non-affiliate Investments					199,332	209,360	197,374	104.9

Affiliate Investments
All Metals Holding, LLC (5)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.00% cash / 1.00% PIK	N/A	12/28/2021	12,869	12,288	12,759	6.8
Common Equity (637,954 units) (10)						565	1,785	0.9
					12,869	12,853	14,544	7.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Contract Datascan Holdings, Inc. (5)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	2/5/2021	$8,000	$7,985	$8,000	4.2%
Preferred Equity (3,061 Series A shares), 10% PIK (10)						4,347	5,964	3.2
Common Equity (11,273 shares) (10)						104	260	0.1
					8,000	12,436	14,224	7.5
Jobson Healthcare Information, LLC (5) (9)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (11)		10.13% cash / 5.30% PIK	(L +13.43%)	7/21/2019	15,447	15,241	12,910	6.9
Common Equity (13 member units)						—	—	—
Warrants (1 member unit) (10)				7/21/2019		454	—	—
					15,447	15,695	12,910	6.9
Master Cutlery, LLC (5)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2020	4,705	4,692	2,873	1.5
Preferred Equity (3,723 Series A units), 8% PIK (8) (10)						3,483	—	—
Common Equity (15,564 units) (10)						—	—	—
					4,705	8,175	2,873	1.5
NeoSystems Corp.(5)	Other Accounting Services
Subordinated Loan		10.50% cash / 1.25% PIK	N/A	8/13/2019	2,143	2,136	2,143	1.1
Preferred Equity (521,962 convertible shares), 10% PIK (10)						1,390	2,248	1.2
					2,143	3,526	4,391	2.3
Pfanstiehl Holdings, Inc. (5)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	9/29/2021	3,788	3,823	3,755	2.0
Common Equity (400 Class A shares)						217	4,755	2.5
					3,788	4,040	8,510	4.5

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2017:

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

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1. Organization
OFS Capital Corporation, a Delaware corporation, is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, for income tax purposes, the Company has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Company’s objective is to provide stockholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Capital Management, LLC ("OFS Advisor") manages the day-to-day operations of, and provides investment advisory services to, the Company.
In addition, OFS Advisor also serves as the investment adviser for Hancock Park Corporate Income, Inc., a non-traded BDC with an investment strategy similar to the Company ("HPCI"), a Maryland corporation and a BDC. HPCI’s investment objective is similar to that of the Company.
The Company may make investments directly or through OFS SBIC I, LP ("SBIC I LP"), its investment company subsidiary licensed under the U.S. Small Business Administration's ("SBA") Small Business Investment Company ("SBIC") program. The SBIC Program is designed to stimulate the flow of capital into eligible businesses. SBIC I LP is subject to SBA regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the Small Business Investment Act of 1958 ("SBIC Act"), limitations on the financing terms of investments, and capitalization thresholds that may limit distributions to the Company; and is subject to periodic audits and examinations of its financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification ("ASC") Topic 946, Financial Services–Investment Companies. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Principles of consolidation: The Company consolidates majority-owned, investment company subsidiaries and wholly-owned holding companies utilized to hold equity investments in portfolio companies taxed as pass-through entities to meet source-of-income requirements as a RIC. The Company does not own any controlled operating company whose business consists of providing services to the Company, which would also require consolidation. All intercompany balances and transactions are eliminated upon consolidation.
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
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's consolidated financial statements included in the Company's 2017 Form 10-K.
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
Non-accrual loans: When there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or amortization of Net Loan Fees, as applicable. When an investment is placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has been contractually added to the adjusted cost basis of the investment prior to the designation date, is reversed against current period interest income. Interest payments subsequently received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. At March 31, 2018 and December 31, 2017, the Company had two loans (Community Intervention Services, Inc. and Southern Technical Institute, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $11,090 and $0, and $11,090 and $1,201, respectively.
Concentration of credit risk: Aside from its debt instruments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places cash deposits only with high credit quality institutions; management believes this risk of loss is minimal. The amount of loss due to credit risk from debt investments if borrowers fail to perform according to the terms of the contracts, and the collateral or other security for those instruments proved to be of no value to the Company, is equal to the Company's recorded investment in debt instruments and the unfunded loan commitments as disclosed in Note 6.
New Accounting Standards: In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updated ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The application of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company did not adopt any other new accounting pronouncements during the three months ended March 31, 2018 that had or is expected to have a material impact to the Company's consolidated financial statements.
The following table discusses recently issued ASUs, as issued by the FASB yet to be adopted by the Company:

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

Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an investment advisory agreement between the Company and OFS Advisor ("Investment Advisory Agreement"). The Investment Advisory Agreement was most recently re-approved on April 5, 2018. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of Orchard First Source Asset Management, LLC ("OFSAM"), a full-service provider of capital and leveraged finance solutions to U.S. corporations, and is a registered investment advisor under the Investment Advisers Act of 1940, as amended.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including HPCI.
OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% and based on the average value of the Company’s total assets

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

(other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. OFS Advisor has elected to exclude the value of the intangible asset and goodwill resulting from the Company's acquisition of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC on December 4, 2013 ("SBIC Acquisition") from the base management fee calculation.
The base management fee is payable quarterly in arrears and was $1,360 and $1,192 for the three months ended March 31, 2018 and 2017.
The incentive fee has two parts. The first part ("Part One") is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

On May 1, 2018, OFS Advisor agreed to irrevocably waive the receipt of $22 in Part One incentive fees (based on net investment income) related to net investment income, that it would otherwise be entitled to receive under the Investment Advisory Agreement for the three months ended March 31, 2018. As a result of the voluntary fee waiver, the Company incurred Part One incentive fee expense $714 for the three months ended March 31, 2018, which is equal to the Part One incentive fee expense the Company incurred for the three months ended December 31, 2017. The voluntary fee waiver did not include Part Two incentive fees (based upon net realized and unrealized gains and losses, or capital gains), which was $0 for the three months ended March 31, 2018. The Company incurred incentive fee expense of $1,181 for the three months ended 2017, which included Part One incentive fees of $898 and Part Two incentive fees $283, respectively.
License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has agreed to grant the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Capital Services, LLC ("OFS Services"), a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor, furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an administration agreement ("Administration Agreement"). The Administration Agreement was most recently re-approved on April 5, 2018. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the U.S. Securities and Exchange Commission ("SEC") or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Administration fee expense was $583 and $401 for the three months ended March 31, 2018 and 2017, respectively.
Note 4. Investments
As of March 31, 2018, the Company had loans to 35 portfolio companies, of which 78% were senior secured loans and 22% were subordinated loans, at fair value, as well as equity investments in 19 of these portfolio companies. The Company also held an equity investment in four portfolio companies in which it did not hold a debt investment. At March 31, 2018, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments	$234,353	128.5%	$233,324	127.9%
Subordinated debt investments	78,904	43.2	65,671	36.0
Preferred equity	26,471	14.5	20,456	11.2
Common equity and warrants	8,447	4.6	16,013	8.8
Total	348,175	190.8%	335,464	183.9%
In December 2017, the Company's investment in Jobson Healthcare Information, LLC ("Jobson") was restructured, whereby the lender group, including the Company, purchased all the outstanding equity of Jobson for a nominal purchase price. Immediately after the restructuring, and as of December 31, 2017, the Company owned approximately 12.6% of the common equity of Jobson. In February 2018, in connection with the restructuring, the Company sold its warrant investment ("Jobson Warrants"), on a pro-rata basis, to the other members of the lender group for a nominal amount. As of March 31, 2018, the Company realized $454 of cumulative losses on the Jobson Warrants, which the Company recognized as unrealized losses as of December 31, 2017.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

At March 31, 2018, all of the Company’s investmentswere domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s investment portfolio were as follows:

		Percentage of Total:			Percentage of Total:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$15,240	4.4%	8.4%	$14,896	4.4%	8.2%
Temporary Help Services	8,192	2.4	4.5	8,192	2.4	4.5
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	18,459	5.3	10.0	19,021	5.7	10.4
Other amusement and recreation industries	6,950	2.0	3.8	6,918	2.1	3.8
Construction
Electrical Contractors and Other Wiring Installation Contractors	18,203	5.2	10.0	18,128	5.4	9.9
Plumbing, Heating, and Air-Conditioning Contractors	9,731	2.8	5.3	9,731	2.9	5.3
Education Services
Colleges, Universities, and Professional Schools	5,591	1.6	3.1	—	—	—
Finance and Insurance
Insurance Agencies and Brokerages	9,597	2.8	5.3	9,474	2.8	5.2
Health Care and Social Assistance
Medical Laboratories	91	—	—	127	—	0.1
Outpatient Mental Health and Substance Abuse Centers	11,599	3.3	6.4	3,960	1.2	2.2
Information
Data Processing, Hosting, and Related Services	5,797	1.7	3.2	5,797	1.7	3.2
Software Publishers	24,487	7.0	13.4	24,487	7.3	13.4
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	3,827	1.1	2.1	3,550	1.1	1.9
Commercial Printing (except Screen and Books)	4,758	1.4	2.6	4,748	1.4	2.6
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,380	1.5	2.9	5,466	1.6	3.0
Pharmaceutical Preparation Manufacturing	4,037	1.2	2.2	9,090	2.7	5.0
Pump and Pumping Equipment Manufacturing	13,134	3.8	7.2	13,101	3.9	7.2
Travel Trailer and Camper Manufacturing	10,244	2.9	5.6	10,674	3.3	5.9
Truck Trailer Manufacturing	6,972	2.0	3.8	7,083	2.1	3.9
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	25,551	7.3	14.0	26,061	7.8	14.3
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	19,468	5.6	10.7	17,068	5.1	9.4
Professional, Scientific, and Technical Services
Other Accounting Services	3,570	1.0	2.0	4,399	1.3	2.4
Other Professional, Scientific, and Technical Services	28,267	8.1	15.5	26,347	7.9	14.4
Testing Laboratories	3,473	1.0	1.9	3,364	1.0	1.8
Public Administration
Other Justice, Public Order, and Safety Activities	9,818	2.8	5.4	10,059	3.0	5.5
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.3	0.5	109	—	0.1
Office Machinery and Equipment Rental and Leasing	12,580	3.6	6.9	15,375	4.6	8.4

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total:			Percentage of Total:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	3,493	1.0	1.9	3,516	1.0	1.9
Shoe store	9,488	2.7	5.2	9,485	2.8	5.2
All Other General Merchandise Stores	5,988	1.7	3.3	5,776	1.7	3.2
Wholesale Trade
Metal Service Centers and Other Metal Merchant Wholesalers	19,330	5.6	10.6	21,188	6.3	11.6
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,245	2.4	4.5	2,559	0.8	1.4
Stationary & Office Supply Merchant Wholesaler	15,715	4.5	8.6	15,715	4.7	8.6
	$348,175	100.0%	190.8%	$335,464	100.0%	183.9%
As of December 31, 2017, the Company had loans to 35 portfolio companies, of which 79% were senior secured loans and 21% were subordinated loans, at fair value, as well as equity investments in 17 of these portfolio companies. The Company also held an equity investment in two portfolio companies in which it did not hold a debt interest.
At December 31, 2017, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments	$196,020	104.1%	$195,112	103.5%
Subordinated debt investments	63,031	33.5	51,198	27.2
Preferred equity	24,103	12.8	19,200	10.2
Common equity and warrants	6,821	3.6	11,989	6.4
Total	$289,975	154.0%	$277,499	147.3%
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations.There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2018 and 2017.
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
The primary method used to estimate the fair value of the Company's debt investments is the income approach. Under the income approach, the Company typically prepares and analyzes discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself. However, if there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other valuation techniques under other valuation methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The discounted cash flow technique to determining fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including the latest arm’s length or market transactions involving the subject security, a benchmark credit spread or other indication of market yields, and company performance. The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment, which may include a weighting factor applied to multiple valuation methods and techniques. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.
The primary method used to estimate the fair value of the Company's equity investments is the market approach. Under the market approach, the Company estimates the enterprise value of portfolio companies. Typically, the enterprise value of a private company is based on multiples of earnings before interest, taxes, depreciation, and amortization ("EBITDA"), net income, revenues, or other relevant basis. The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment, which may include a weighting factor applied to multiple valuation methods and techniques. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.
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
The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of March 31, 2018, and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at March 31, 2018 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$163,635	Discounted cash flow	Discount rates	10.14% - 16.17% (13.09%)
	13,403	Enterprise value	EBITDA multiple	7.50x - 7.50x (7.50x)

Subordinated	43,578	Discounted cash flow	Discount rates	12.08% - 17.02% (15.08%)
	2,559	Enterprise value	EBITDA multiple	4.25x - 8.25x (6.75x)

Equity investments:
Preferred equity	17,896	Enterprise value	EBITDA multiples	4.25x - 13.07x (7.79x)
Common equity and warrants	13,891	Enterprise value	EBITDA multiples	4.25x - 11.22x (6.48x)

(1)	Excludes $56,286, $19,534, and $4,682, of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at Transaction Prices.

	Fair Value at December 31, 2017 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$152,231	Discounted cash flow	Discount rates	10.01% - 16.50% (12.24%)
	12,910	Enterprise value	EBITDA multiples	7.50x - 7.50x (7.50x)
	9,063	Indicative Prices	Broker-dealers' quotes	N/A

Subordinated	47,117	Discounted cash flow	Discount rates	11.24% - 16.90% (14.69%)
	4,074	Enterprise value	EBITDA multiples	4.25x - 7.25x (6.37x)

Equity investments:
Preferred equity	19,200	Enterprise value	EBITDA multiples	4.25x - 13.48x (7.80x)
Common equity and warrants	11,489	Enterprise value	EBITDA multiples	4.25x - 8.28x (6.27x)

(1)	Excludes $20,908, $7, and $500 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31, 2018
	Senior Secured Debt Investments		Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2018	$195,112		$51,198	$19,200	$11,989	$277,499

Net realized gain (loss) on investments	401		—	60	(541)	(80)
Net unrealized appreciation (depreciation) on investments	(122)		(1,400)	(1,112)	2,398	(236)
Amortization of Net Loan Fees	245	`	30	—	—	275
Capitalized PIK interest and dividends	263		110	339	—	712
Purchase and origination of portfolio investments	72,350		20,930	2,547	2,381	98,208
Proceeds from principal payments on portfolio investments	(7,828)		(5,197)	—	—	(13,025)
Sale and redemption of portfolio investments	(27,097)		—	(578)	(214)	(27,889)

Level 3 assets, March 31, 2018	$233,324		$65,671	$20,456	$16,013	$335,464

	Three Months Ended March 31, 2017
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2017	$180,955	$63,410	$23,721	$13,541	281,627

Net unrealized appreciation (depreciation) on investments	(1,590)	(223)	2,989	350	1,526
Amortization of Net Loan Fees	348	(7)	—	—	341
Capitalized PIK interest, dividends, and fees	213	129	383	—	725
Purchase and origination of portfolio investments	6,082	—	—	—	6,082
Proceeds from principal payments on portfolio investments	(19,948)	(12,024)	—	—	(31,972)
Other	—	(18)	—	—	(18)

Level 3 assets, March 31, 2017	$166,060	$51,267	$27,093	$13,891	$258,311
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2018 and March 31, 2017, attributable to the Company’s Level 3 assets held at those respective period ends was $(643) and $1,617, respectively.
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
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The Company's SBA-guaranteed

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date. As of March 31, 2018, and December 31, 2017, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $148,352 and $155,510, respectively.
Note 6. Commitments and Contingencies
Unfunded commitments to the Company's portfolio companies as of March 31, 2018, were as follows:

Name of Portfolio Company	Investment Type	March 31, 2018
Carolina Lubes, Inc.	Senior Secured Loan	$1,071
Cirrus Medical Staffing, Inc.	Senior Secured Loan (Revolver)	922
The Escape Game, LLC	Senior Secured Loan	7,000
TRS Services, LLC	Senior Secured Loan	1,000
		9,993
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2018.
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
Under present regulations of the SBIC Act, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000. An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350,000. In connection with the SBIC Acquisition, the Company increased its total commitments to SBIC I LP to $75,000, which became a wholly-owned subsidiary of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to SBIC I LP. As of March 31, 2018 and December 31, 2017, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA.
On a stand-alone basis, SBIC I LP held $250,911 and $251,601 in assets at March 31, 2018 and December 31, 2017, respectively, which accounted for approximately 67% and 70% of the Company’s total consolidated assets, respectively. These assets can not be pledged under any debt obligation of the Company.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following table shows the Company’s outstanding SBA debentures payable as of March 31, 2018, and December 31, 2017:

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	March 31, 2018	December 31, 2017
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(2,564)	(2,657)
SBA debentures outstanding, net of unamortized debt issuance costs			$147,316	$147,223
The Company received exemptive relief from the SEC effective November 26, 2013, which permits the Company to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.
The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.43% as of March 31, 2018. Interest expense on the SBA debentures was $1,267 and $1,269 for the three months ended March 31, 2018 and 2017 respectively, which includes $93 and $95 of debt issuance costs amortization, respectively.
The weighted-average fixed cash interest rate on the SBA debentures as of March 31, 2018, and December 31, 2017 was 3.18%.
PWB Credit Facility: The Company is party to a business loan agreement ("BLA") with Pacific Western Bank, as lender, to provide the Company with a $50,000 senior secured revolving credit facility ("PWB Credit Facility"). The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on January 31, 2020. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and the Company’s partnership interests in SBIC I LP and SBIC I GP. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.25% floor, and includes an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of March 31, 2018, the interest rate on the unpaid principal balance of the PWB Credit Facility was 5.50%.
On March 7, 2018 the BLA was amended to, among other things, increase the maximum amount available under the PWB Credit Facility from $35,000 to $50,000, extend the maturity date from October 31, 2018 to January 31, 2020, and change the interest rate floor from 5.00% to 5.25%. The Company incurred deferred debt issuance costs of $166 in connection with the amendment.
The average dollar amount of borrowings outstanding during the three months ended March 31, 2018 and 2017 was $22,379 and $5,661, respectively. The effective interest rate, which includes amortization of deferred debt issuance costs, as of March 31, 2018, was 5.6% based on the maximum amount available under the PWB Credit Facility. Deferred debt issuance costs, net of accumulated amortization, was $306 and $228 as of March 31, 2018 and December 31, 2017, respectively. Amortization of debt issuance costs was $51 and $35 for the three months ended March 31, 2018 and 2017, respectively. Availability under the PWB Credit Facility as of March 31, 2018, was $9,050 based on the stated advance rate of 50% under the borrowing base.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of March 31, 2018, the Company was in compliance with the applicable covenants.
Note 8. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income ("ICTI"), as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements.
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment related to goodwill amortization, excise taxes, and other permanent differences; and temporary differences between GAAP and tax treatment of realized gains and losses, income arising from Company’s equity investments in pass-through entities, PIK dividends, and other temporary differences. Reclassifications for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,
	2018	2017
Paid-in capital in excess of par	$18	$18
Accumulated undistributed net investment income	14	14
Accumulated net realized gain (loss)	(32)	(32)
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of March 31, 2018, and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017
Tax-basis amortized cost of investments	$344,509	$282,401
Tax-basis gross unrealized appreciation on investments	16,168	16,207
Tax-basis gross unrealized depreciation on investments	(25,213)	(21,109)
Tax-basis net unrealized appreciation (depreciation) on investments	(9,045)	(4,902)
Fair value of investments	$335,464	$277,499

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Per share data:
Net asset value per share at beginning of period	$14.12	$14.82
Distributions (4)	(0.71)	(0.34)
Net investment income	0.29	0.34
Net realized gain on non-control/non-affiliate investments	0.03	—
Net realized loss on affiliate investments	(0.04)	—
Net unrealized depreciation on non-control/non-affiliate investments	(0.12)	(0.31)
Net unrealized appreciation on affiliate investments	0.09	0.41
Net unrealized appreciation on control investment	0.01	0.06
Net asset value per share at end of period	$13.67	$14.98

Per share market value, end of period	$11.22	$14.19
Total return based on market value (1)	0.3%	5.6%
Total return based on net asset value (2)	2.0%	3.3%
Shares outstanding at end of period	13,348,774	9,703,216
Weighted average shares outstanding	13,340,502	9,700,329
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$185,395	$144,583
Net asset value at end of period	$182,453	$145,387
Net investment income	$3,816	$3,340
Ratio of total expenses to average net assets (5) (7)	11.2%	13.0%
Ratio of net investment income to average net assets (5) (8)	8.2%	9.2%
Portfolio turnover (6)	13.5%	2.3%

(1)	Calculation is ending market value less beginning market value, adjusting for distributions reinvested at prices obtained in the Company’s dividend reinvestment plan for the respective distributions.

(2)	Calculation is ending net asset value less beginning net asset value, adjusting for distributions reinvested at the Company’s quarter-end net asset value for the respective distributions.

(3)	Based on the average of the net asset value at the beginning of the indicated period and the preceding calendar quarter.

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

(5)	Annualized.

(6)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

(7)	Ratio of total expenses before incentive fee waiver to average net assets was 11.2% for the three months ended March 31, 2018.

(8)	Ratio of net investment income before incentive fee waiver to average net assets was 8.2% for the three months ended March 31, 2018.
Note 10. Distributions
The Company intends to make distributions to stockholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, it may in the future decide to retain such capital gains for investment.
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its ability to receive distributions from SBIC I LP. SBIC I

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

LP's ability to make distributions is governed by SBA regulations. Consolidated cash and cash equivalents includes $31,249 held by SBIC I LP, which was not available for distribution at March 31, 2018.
The following table summarizes distributions declared and paid for the three months ended March 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three Months Ended March 31, 2017
March 9, 2017	March 17, 2017	March 31, 2017	$0.34	$3,257	2,919	$41
Three Months Ended March 31, 2018
February 12, 2018 (1)	March 22, 2018	March 29, 2018	$0.37	$4,886	4,459	$50
February 27, 2018	March 22, 2018	March 29, 2018	0.34	4,490	4,098	46
			$0.71	$9,376	8,557	$96

(1) Special dividend representing undistributed net long-term capital gains realized by the Company in 2017.
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
Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/depreciation	Interest, Fees and Dividends Credited to Income(2)	December 31, 2017, Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2018, Fair Value (5)
Control Investments
MTE Holding Corp.	Subordinated Loan	$—	$69	$284	$7,118	$100	$—	$7,218
	Common Equity	—	6	33	3,450	6	—	3,456
		—	75	317	10,568	106	—	10,674

Total Control Investments		—	75	317	10,568	106	—	10,674
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	—	117	—	21,673	—	21,673
	Preferred Equity (7)	—	—	13	—	2,560	—	2,560
		—	—	130	—	24,233	—	24,233

All Metals Holding, LLC	Senior Secured Loan	—	(219)	576	12,759	6,519	(219)	19,059
	Common Equity(6)	(87)	386	—	1,785	558	(214)	2,129
		(87)	167	576	14,544	7,077	(433)	21,188

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/depreciation	Interest, Fees and Dividends Credited to Income(2)	December 31, 2017, Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2018, Fair Value (5)
Contract Datascan Holdings, Inc.	Subordinated Loan	—	(1)	241	8,000	1	(1)	8,000
	Preferred Equity(6)(7)	—	—	144	5,964	143	—	6,107
	Common Equity(6)	—	1,008	—	260	1,008	—	1,268
		—	1,007	385	14,224	1,152	(1)	15,375

DRS IMAGING SERVICES, LLC	Senior Secured Loan	—	—	37	—	5,343	—	5,343
	Common Equity (6)	—	—	—	—	454	—	454
		—	—	37	—	5,797	—	5,797

Jobson Healthcare Information	Senior Secured Loan	—	282	608	12,910	528	(35)	13,403
	Common Equity (6)		—	—	—	—	—	—
	Warrants (6)	(454)	454	—	—	454	(454)	—
		(454)	736	608	12,910	982	(489)	13,403

Master Cutlery, LLC	Subordinated Loan	—	(384)	110	2,873	115	(429)	2,559
	Preferred Equity (6)	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—
		—	(384)	110	2,873	115	(429)	2,559

NeoSystems Corp.	Subordinated Loan	—	(1)	71	2,143	8	(2)	2,149
	Preferred Equity(6)(7)	—	(34)	35	2,248	36	(34)	2,250
		—	(35)	106	4,391	44	(36)	4,399

Pfanstiehl Holdings, Inc	Subordinated Loan	—	67	93	3,755	3,855	(3,790)	3,820
	Common Equity	—	515	133	4,755	515	—	5,270
		—	582	226	8,510	4,370	(3,790)	9,090

Professional Pipe Holdings, LLC	Senior Secured Loan	—	—	27	—	8,317	—	8,317
	Common Equity	—	—	—	—	1,414	—	1,414
		—	—	27	—	9,731	—	9,731

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/depreciation	Interest, Fees and Dividends Credited to Income(2)	December 31, 2017, Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2018, Fair Value (5)
TRS Services, Inc.	Senior Secured Loan	—	(214)	458	9,466	7,831	(2,269)	15,028
	Preferred Equity (Class AA units)(7)	—	1	15	409	16	—	425
	Preferred Equity (Class A units)(6)(7)	—	(615)	—	2,230	—	(615)	1,615
	Common Equity (6)	—	—	—	—	—	—	—
		—	(828)	473	12,105	7,847	(2,884)	17,068

Total Affiliate Investments		(541)	1,245	2,678	69,557	61,348	(8,062)	122,843
Total Control and Affiliate Investments		$(541)	$1,320	$2,995	$80,125	$61,454	$(8,062)	$133,517

(1)	Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments.

(2)
Represents the total amount of interest, fees or dividends included in income for the three months ended March 31, 2018, that an investment was included in Control or Affiliate Investment categories, respectively.

(3)
Gross additions include increases in cost basis resulting from a new portfolio investment, PIK interest, fees and dividends, accretion of OID, and net increases in unrealized net appreciation or decreases in net unrealized depreciation.

(4)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any, and net decreases in net unrealized appreciation or net increases in unrealized depreciation.

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
Note 12. Subsequent Events Not Disclosed Elsewhere
In April 2018, the Company closed the public offering of $50,000 in aggregate principal amount of its 6.375% notes due 2025 (the "Notes"). The total net proceeds to the Company from the Notes, after deducting underwriting discounts of approximately $1,563 and estimated offering expenses of $350, were approximately $48,087. The Notes will mature on April 30, 2025 and bear interest at a rate of 6.375%. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s existing and future unsecured subordinated indebtedness; effectively subordinated to all of the existing and future secured unsubordinated indebtedness of the Company; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, with respect to claims on the assets of any such subsidiaries, including the SBA-guaranteed debentures. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2020 at the redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest. Interest on the Notes is payable quarterly on January 31, April 30, July 31, and October 31 of each year. The Notes are listed on the Nasdaq Global Select Market under the trading symbol “OFSSL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of May 1, 2018, the outstanding principal balance of the Notes was $50,000.
The indenture governing the Notes, or the “Indenture,” contains certain covenants, including covenants (i) requiring the Company’s compliance with Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to the Company from time to time or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC. Currently, these provisions generally prohibit the Company from incurring additional borrowings, including through the issuance of additional debt securities, unless the Company's asset coverage, as defined in the 1940 Act, equals at least 200% (or

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

150% if certain requirements are met) after such borrowings; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% (or 150% if certain requirements are met) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture.
On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the Small Business Credit Availability Act (the “SBCAA”), was signed into law. The SBCAA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the asset coverage ratio test applicable to the Company will be decreased from 200% to 150%, effective May 3, 2019.
On May 1, 2018, the Company’s Board declared a distribution of $0.34 per share for the second quarter of 2018, payable on June 29, 2018, to stockholders of record as of June 22, 2018.

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
Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments in middle-market companies in the United States. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the bulk of our portfolio companies since inception, and as of March 31, 2018. We believe that this market segment will continue to produce significant investment opportunities for us.
We execute our investment strategy, in part, through SBIC I LP, a licensee under the SBA's SBIC program. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see "Item 1. Business—Regulation—Small Business Investment Company Regulation”. On a stand-alone basis, SBIC I LP held approximately $250.9 million and $251.6 million in assets at March 31, 2018 and December 31, 2017, respectively, which accounted for approximately 67% and 70% of our total consolidated assets, respectively.
We generate revenue in the form of interest income on debt investments, and capital gains and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of March 31, 2018, floating rate and fixed rate loans comprised 76% and 24%, respectively, of our current debt investment portfolio at fair value. We expect to make quarterly distributions, such that we distribute substantially all of our ICTI. In addition, although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.
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
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCAA, was signed into law. The SBCAA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective May 3, 2019.
We may borrow money when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. For a discussion of the risks associated with leverage, see "Part II—Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors—Risks Related to our Business and Structure" in our Annual Report on Form 10-K for the year ended December 31, 2017. As a BDC, we may need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage. For additional overview information on the Company, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Revenue recognition. Our investment activities frequently involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or "follow-on" transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common equity, and warrants. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. (Acquired rights and financial instruments together, "Instruments".)
The revenue recognized on these Instruments is a function of the consideration allocated to them at the time of acquisition. Additionally, subsequent amendments to these Instruments can involve both

•	a determination as to whether the amendment is

◦	of such significance to deem it the consummation of the initial investment transaction and the acquisition of new Instruments (i.e., a "significant modification"), or

◦	a modification of those Instruments to be recognized over their remaining lives, and

•	an additional allocation of consideration among newly acquired Instruments.
These allocations are generally based on the relative fair value of the Instruments at the time of the transaction, a process involving fair value estimates which is also a critical accounting policy and significant estimate. Moreover, these allocations and determinations can differ between GAAP and federal income tax bases. Once determined, these allocations directly affect the discount/premium and yield on debt securities, and the cost and net gains/losses on equity securities recognized in the consolidated statements of operations and ICTI. These allocations require an understanding of the terms and conditions of the underlying agreements and significant management judgment. During the three months ended March 31, 2018 and 2017, we allocated $0.3 million and $0, respectively, to the cost basis of equity received in connection with acquired Instruments resulting in a corresponding decrease in the cost basis of the applicable loan investment.
Fair value estimates. As of March 31, 2018, approximately 90% of our total assets were carried on the consolidated balance sheets at fair value. As discussed more fully in “Item 1. Financial Statements—Note 2” GAAP requires us to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our assets carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.
As described in “Item 1. Financial Statements—Note 5”, we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair values of our investments. The most significant unobservable inputs in these fair value measurements are the discount rates, EBITDA multiples and projected cash flows contractually due from the investment.
We consider a variety of factors in our determination of the discount rate to be applied to an investment including, among other things, investment type, LIBOR swap rate, indicative yields from independent third-party sources and the yield on our investment relative to indicative yields at the time of our investment (initial and subsequent investments) in the portfolio company.
We also consider a variety of factors in our determination of the EBITDA multiple to be applied to an investment including, among other things, the actual EBITDA multiple for the last arms-length transaction, the ratio of the portfolio company’s EBITDA multiple to EBITDA multiples on comparable public companies ("Comparable Multiples"), and the change in Comparable Multiples and the financial performance of the underlying comparable public companies relative to the financial performance of the portfolio company.
For both the discount rate and the EBITDA multiple we also consider developments at the portfolio company since our investment including, but not limited to, trends in the portfolio company’s earnings and leverage multiple, and input from our independent third-party valuation firms. This process typically results in a single selected discount rate and/or EBITDA multiple for each investment.
The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate and EBITDA multiple inputs used in our debt and equity investment valuations at March 31, 2018 (dollar amounts in thousands):

	Fair Value at March 31, 2018	Weighted average discount rate/EBITDA multiple at March 31, 2018	Discount rate sensitivity		EBITDA multiple sensitivity
Valuation Method / Investment Type			-10% Weighted average	+10% Weighted average	+0.5x	-0.5x
Discounted cash flow
Debt investments:
Senior Secured	$163,635	13.09%	$166,983	$158,680	N/A	N/A
Subordinated	$43,578	15.08%	$44,592	$42,261	N/A	N/A

Enterprise value
Debt investments:
Senior Secured	$13,403	7.50x	N/A	N/A	$14,214	$12,591
Subordinated	$2,559	6.75x	N/A	N/A	$2,772	$2,345

Equity investments:
Preferred equity	$17,896	7.79x	N/A	N/A	$17,966	$15,541
Common equity and warrants	$13,891	6.48x	N/A	N/A	$16,054	$11,283
The table above presents the impact to our debt and equity investment fair value accounting measures by uniformly modifying our discount rate and EBITDA valuation inputs, as applicable. This discount rate sensitivity measures included in the table do not present the estimated effect of hypothetical changes in actual, observed interest rates, which would affect the cash flows from many of the underlying investments as they are indexed to LIBOR, the operating environment of many of our portfolio companies, and other factors, as well as our estimates of the discount rate valuation input. The effect of hypothetical changes in actual, observed interest rates on our fair value measures is not subject to reasonable estimation.
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
Portfolio Composition and Investment Activity
Portfolio Composition
As of March 31, 2018, the fair value of our debt investment portfolio totaled $299.0 million in 35 portfolio companies, of which 78% and 22% were senior secured loans and subordinated loans, respectively, and approximately $36.5 million in equity investments, at fair value, in 19 portfolio companies in which we also held debt investments and four portfolio companies in which we solely held an equity investment. We had unfunded commitments of $10.0 million to four portfolio companies at March 31, 2018. Set forth in the tables and charts below is selected information with respect to our portfolio as of March 31, 2018, and December 31, 2017.
The following table summarizes the composition of our investment portfolio as of March 31, 2018, and December 31, 2017 (dollar amounts in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$234,353	$233,324	$196,020	$195,112
Subordinated debt investments	78,904	65,671	63,031	51,198
Preferred equity	26,471	20,456	24,103	19,200
Common equity and warrants	8,447	16,013	6,821	11,989
	$348,175	$335,464	$289,975	$277,499
Total number of portfolio companies	39	39	37	37

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $21,103 and $21,574 at March 31, 2018, respectively, and $21,709 and $21,919, at December 31, 2017, respectively

The following table shows the portfolio composition by geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio companies' corporate headquarters (dollar amounts in thousands):

	Amortized Cost				Fair Value
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
South - US	$156,922	45.1%	$126,123	43.5%	$154,672	46.1%	$124,699	44.9%
Northeast - US	104,157	29.8	106,506	36.7	88,474	26.4	91,012	32.8
West - US	72,260	20.8	32,976	11.4	72,595	21.6	33,097	11.9
Midwest - US	14,836	4.3	20,431	7.0	19,723	5.9	24,621	8.9
Canada	—	—	3,939	1.4	—	—	4,070	1.5
Total	$348,175	100.0%	$289,975	100.0%	$335,464	100.0%	$277,499	100.0%

As of March 31, 2018, our investment portfolio’s three largest industries by fair value, were (1) Manufacturing, (2) Other Services (except Public Administration), and (3) Wholesale Trade, totaling approximately 40.6% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4".
The following table presents our debt investment portfolio by investment size as of March 31, 2018, and December 31, 2017 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Up to $4,000	$27,646	8.8%	$28,403	10.9%	$26,488	8.9%	$24,745	10.1%
$4,001 to $7,000	44,120	14.1	53,271	20.5	32,352	10.8	45,765	18.6
$7,001 to $10,000	76,299	24.4	84,596	32.7	65,801	22.0	84,026	34.1
$10,001 to $13,000	24,104	7.7	37,706	14.6	34,198	11.4	38,033	15.4
Greater than $13,000	141,088	45.0	55,075	21.3	140,156	46.9	53,741	21.8
Total	$313,257	100.0%	$259,051	100.0%	$298,995	100.0%	$246,310	100.0%
The following table displays the composition of our performing debt investment portfolio by weighted average yield as of March 31, 2018, and December 31, 2017:

	March 31, 2018			December 31, 2017
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	1.7%	—%	1.3%	2.0%	—%	1.6%
8% - 10%	9.8	3.2	8.3	26.7	—	21.1
10% - 12%	45.7	5.6	36.7	38.4	11.5	32.7
12% - 14%	18.7	62.2	28.5	10.1	50.8	18.6
Greater than 14%	24.1	29.0	25.2	22.8	37.7	26.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt investments (1)	12.28%	13.55%	12.57%	11.76%	13.40%	12.11%
Weighted average yield - total debt investments (2)	12.28%	11.64%	12.12%	11.76%	11.05%	11.59%
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
The weighted average yield on total investments was 10.91% and 10.35% at March 31, 2018 and December 31, 2017, respectively. Weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
The weighted average yield increased from 12.11% at December 31, 2017 to 12.57% at March 31, 2018, primarily due to an increase in LIBOR, which is indexed to our debt investments bearing floating rates, and the net deployment of cash during the three months ended March 31, 2018 into higher yielding loans.
The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis

As of March 31, 2018, and December 31, 2017, floating rate loans at fair value were 76% and 76% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 24% and 24% of our debt investment portfolio, respectively.
Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2018 and 2017 (in millions).

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$68.4	$4.6	$—	$—
Investments in existing portfolio companies
Follow-on investments	23.5	0.3	5.6	—
Delayed draw / revolver funding	1.4	—	0.5	—
Total investments in existing portfolio companies	24.9	0.3	6.1	—
Total investments in new and existing portfolio companies	$93.3	$4.9	$6.1	$—
Number of new portfolio company investments	7	4	—	—
Number of existing portfolio company investments	5	1	5	—

Proceeds/distributions from principal payments/ equity investments	$13.0	$—	$32.0	$—
Proceeds from investments sold or redeemed	27.1	1.1	—	—
Total proceeds from principal payments, equity distributions and investments sold	$40.1	$1.1	$32.0	$—
Non-cash Investment Activity
...
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2017. The following table shows the classification of our debt investments portfolio by credit risk rating as of March 31, 2018, and December 31, 2017 (dollar amounts in thousands):

	Amortized Cost				Fair Value
Risk Category	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
1 (Low Risk)	$—	—%	$—	—%	$—	—%	$—	—%
2 (Below Average Risk)	3,820	1.2	3,823	1.5	3,820	1.3	3,755	1.5
3 (Average)	259,200	82.7	220,332	85.0	260,635	87.1	222,027	90.1
4 (Special Mention)	34,385	11.0	19,114	7.4	31,981	10.7	16,454	6.7
5 (Substandard)	4,762	1.5	4,692	1.8	2,559	0.9	2,873	1.2
6 (Doubtful)	11,090	3.5	11,090	4.3	—	—	1,201	0.5
7 (Loss)	—	—	—	—	—	—	—	—
	$313,257	99.9%	$259,051	100.0%	$298,995	100.0%	$246,310	100.0%
Changes in the distribution of our debt investments across risk categories, were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments within the categories, including a reduction of $1.2 million in risk category 6, resulting from the decrease in the fair value of our non-accrual loan (Southern Technical Institute, LLC) to $0, and other investment activity.
Non-Accrual Loans
At March 31, 2018 and December 31, 2017, we had two loans (Community Intervention Services, Inc. and Southern Technical Institute, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $11.1 million and $0, and $11.1 million and $1.2 million, respectively.
PIK and Cash Dividend Accruals
At March 31, 2018, we had four preferred equity securities (Master Cutlery, LLC, Stancor, L.P., Southern Technical Institute, LLC, and TRS Services, LLC), with an aggregate amortized cost and fair value of $10.5 million and $3.1 million, respectively, for which the fair value of the most-recently recognized PIK dividend as of December 31, 2017, was $0. At December 31, 2017, we owned four preferred equity securities (Master Cutlery, LLC, Stancor, L.P., Southern Technical Institute, LLC, and TRS Services, LLC), with an aggregate amortized cost and fair value of $10.5 million and $3.7 million, respectively, for which the fair value of the most-recently recognized PIK dividend as of December 31, 2017, was $0.

Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue in the form of interest income on debt investments and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of March 31, 2018, floating rate and fixed rate loans comprised 76% and 24%, respectively, of our debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our investments provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain portfolio companies, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
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
Comparison of the three months ended March 31, 2018, and 2017
Consolidated operating results for the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Investment income
Interest income:
Cash interest income	$7,713	$6,615
Net Loan Fee amortization	275	341
Other interest income	94	11
Total interest income	8,082	6,967
PIK income:
PIK interest income	373	314
Preferred equity PIK dividends	339	383
Total PIK income	712	697
Dividend income:
Preferred equity cash dividends	163	90
Common equity dividends	—	33
Total dividend income	163	123
Fee income:
Management, valuation and other	33	42
Prepayment and other	13	205
Total fee income	46	247
Total investment income	9,003	8,034
Total expenses	5,187	4,694
Net investment income	3,816	3,340
Net gain (loss) on investments	(323)	1,526
Net increase in net assets resulting from operations	$3,493	$4,866
Interest and PIK income by debt investment type for the three months ended March 31, 2018 and 2017, is summarized below (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income:
Senior secured debt investments	$6,087	$5,123
Subordinated debt investments	1,995	1,844
Total interest income	8,082	6,967
PIK interest income:
Senior secured debt investments	263	256
Subordinated debt investments	110	58
Total PIK interest income	$373	$314

Interest income increased by $1.2 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 due to a $1.5 million increase in recurring interest income caused by a 22% increase in the average outstanding loan balance, offset by a decrease of $0.2 million in recurring interest income resulting from a 35 basis point decrease in the weighted average yield on our portfolio. Acceleration of Net Loan Fees of $0 and $0.1 million were included in interest income for the three months ended March 31, 2018 and 2017, respectively.
Fee income decreased by $0.2 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to a decrease in prepayment fees. We recorded prepayment fees of $0.2 million resulting from $16.9 million of unscheduled principal payments during the three months ended March 31, 2017. We did not record prepayment fees during the three months ended March 31, 2018.
Expenses

	Three Months Ended March 31,
	2018	2017
Interest expense	$1,634	$1,387
Management fees	1,360	1,192
Incentive fee	736	1,181
Professional fees	201	263
Administration fee	583	401
Other expenses	695	270
Total expenses before incentive fee waiver	5,209	4,694
Incentive fee waiver	(22)	—
Total expenses, net of incentive fee waiver	5,187	4,694
Interest expense for the three months ended March 31, 2018 increased over the corresponding period in the prior year primarily due to an increase in net borrowings under our PWB Credit Facility. The average dollar amount of borrowings outstanding under the PWB Credit Facility during the three months ended March 31, 2018 was $22.4 million and $5.7 million, respectively. There were no borrowings under the PWB Credit Facility during the three months ended March 31, 2017.
Management fee expense for the three months ended March 31, 2018 increased $0.2 million over the corresponding period in the prior year due to an increase in our average total assets, primarily due to a increase in net investment activity.
Incentive fee expense decreased by $0.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a decrease in the accrued Capital Gain Fee. We accrue the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive, and was $0 and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. On May 1, 2018, OFS Advisor agreed to irrevocably waive the receipt of Part One incentive fees (based on net investment income) of $22,000 related to net investment income, that it would otherwise be entitled to receive under the Investment Advisory Agreement for the three months ended March 31, 2018. As a result of the voluntary fee waiver, the Company incurred Part One incentive fee expense $714 for the three months ended March 31, 2018, which is equal to the Part One incentive fee expense the Company incurred for the three months ended December 31, 2017.
Administration fee expense for the three months ended March 31, 2018 increased $0.2 million over the corresponding period in the prior year primarily due to an increase in our allocable portion of OFS Services’s overhead in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions.
Other expenses for the three months ended March 31, 2018, increased over the corresponding period in the prior year primarily due to legal and other offering costs incurred during the first quarter of 2018 in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions.

Net Gain (Loss) on Investments
Net gain (loss) by investment type for the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2017
Senior secured debt	$279	$(1,590)
Subordinated debt	(1,400)	(223)
Preferred equity	(1,112)	2,989
Common equity and warrants	1,910	350
Net loss on investments	(323)	1,526
Three months ended March 31, 2018
We recognized net gains of $0.3 million on senior secured debt during the three months ended March 31, 2018, primarily as a result of realized gains of $0.4 million from the sale of five senior secured loans, offset by unrealized losses of $0.2 million, primarily as a result of the net negative impact of portfolio company-specific performance factors and the impact of changes to certain market loan indices.
We recognized net losses of $1.4 million on subordinated debt during the three months ended March 31, 2018, primarily as a result of the negative impact of portfolio company-specific performance factors, including an unrealized depreciation of $1.2 million recognized on our subordinated debt investment in Southern Technical Institute, LLC, which was placed on non-accrual during 2017 and written down to a fair value of $0 at March 31, 2018.
We recognized net losses of $1.1 million on preferred equity investments for the three months ended March 31, 2018, primarily as a result of the net negative impact of portfolio company-specific performance factors.
We recognized net gains of $1.9 million on common equity and warrant investments for the three months ended March 31, 2018, primarily as a result of the positive impact of portfolio company-specific performance factors.
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
Liquidity and Capital Resources
At March 31, 2018, we held cash and cash equivalents of $31.9 million, which includes cash and cash equivalents of $31.2 million held by SBIC I LP, our wholly owned SBIC. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to OFS Capital Corporation as parent company (the "Parent"). Any such distributions to the Parent from SBIC I LP are generally restricted to a statutory measure of undistributed accumulated earnings of SBIC I LP under SBA regulation. During the three months ended March 31, 2018, the Parent received cash distributions of $3.5 million from SBIC I LP. At March 31, 2018, the Parent had $8.6 million of cash and cash equivalents available for general corporate activities, including $7.9 million held by SBIC I LP that was available for distribution to it. Additionally, the Parent had available borrowings of $9.1 million under our PWB Credit Facility at March 31, 2018.

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

	Three Months Ended March 31,
	2018	2017
Cash from net investment income	$2,153	$2,362
Cash received from realized gains	374	—
Net (purchases and originations) repayments portfolio investments	(57,354)	28,833
Net cash provided by (used in) operating activities	(54,827)	31,195
Cash distributions paid	(9,376)	(3,257)
Net borrowings (repayments) on PWB Credit Facility	23,350	(1,500)
Payment of debt issuance costs and common stock offering expenses	(173)	(10)
Increase (decrease) in cash and cash equivalents	$(41,026)	$26,428
At March 31, 2018, we held cash and cash equivalents of $31.9 million, a decrease of $41.0 million from December 31, 2017.
Cash from net investment income
Cash from net investment income decreased $0.3 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 principally due to an increase in cash paid for interest on our PWB Credit Facility and cash paid for legal and other offering costs during the first quarter of 2018 in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions.
Cash received from realized gains
Cash received on realized gains may differ from realized gains in the statement of operations due to delays in the receipt of sale proceeds related to escrow and earn-out provisions in the investment sales transactions.
Net (purchases and originations) repayments portfolio investments
During the three months ended March 31, 2018, net purchases and originations of portfolio investments were primarily due to $98.2 million of cash we used to purchase portfolio investments, offset by $40.9 million of cash we received from amortized cost repayments on our portfolio investments. During the three months ended March 31, 2017, net repayments were due to $32.0 million of cash we received from principal payments on our portfolio investments, offset by $3.1 million of cash we used to purchase portfolio investments.
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
On a stand-alone basis, SBIC I LP held $250.9 million, and $251.6 million in assets at March 31, 2018, and December 31, 2017, respectively, which accounted for approximately 67% and 70% of the Company’s total consolidated assets, respectively.

SBIC I LP is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. If SBIC I LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit SBIC I LP’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC I LP from making new investments.
PWB Credit Facility
We are party to a BLA with Pacific Western Bank, as lender, to provide us with a senior secured revolving credit facility, or PWB Credit Facility, which is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments (as defined in the BLA) and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and the Company’s partnership interests in SBIC I LP and SBIC I GP. The PWC Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.25% floor, and includes an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion.
On March 7, 2018 the BLA was amended to, among other things, increase the maximum amount available under the PWB Credit Facility from $35 million to $50 million, extend the maturity date from October 31, 2018 to January 31, 2020, and change the interest rate floor from 5.00% to 5.25%. We incurred deferred debt issuance costs of $0.2 million in connection with the amendment.
As of March 31, 2018, we had $41.0 million outstanding at a variable interest rate of 5.50% per annum, and $9.0 million available for use under the PWB Credit Facility.
The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets, excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of March 31, 2018, the Company was in compliance with the applicable covenants.
Other Liquidity Matters
In April 2018, we closed the public offering of $50.0 million in aggregate principal amount of our 6.375% notes due 2025 (the "Notes"). The total net proceeds to us from the Notes, after deducting underwriting discounts of approximately $1.6 million and estimated offering expenses of $0.4 million, were approximately $48.0 million. The Notes will mature on April 30, 2025 and bear interest at a rate of 6.375%. The Notes are unsecured obligations of the Company and rank pari passu with our existing and future unsecured subordinated indebtedness; effectively subordinated to all of our existing and future secured unsubordinated indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, including the SBA-guaranteed debentures The Notes may be redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2020 at the redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest. Interest on the Notes is payable quarterly on January 31, April 30, July 31, and October 31 of each year. The Notes are listed on the Nasdaq Global Select Market under the trading symbol “OFSSL.” We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of May 1, 2018, the outstanding principal balance of the Notes was $50.0 million.
The indenture governing the Notes, or the “Indenture,” contains certain covenants, including covenants (i) requiring our compliance with Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) after such borrowings; (ii) requiring our compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for us to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if our asset coverage, as defined in the 1940 Act, were below 200% (or 150% if certain requirements are met) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at March 31, 2018), of at least 200% (or 150% if certain conditions are met). We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCAA, was signed into law. The SBCAA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective May 3, 2019.
Information about our senior securities is shown in the following table as of March 31, 2018 and December 31, 2017:

Class and Year	Total Amount Outstanding (1)	Asset Coverage Ratio(2)
PWB Credit Facility	(in thousands)
March 31, 2018	$40,950	539%
December 31, 2017	$17,600	1,154%
Small Business Administration Debentures (SBIC I LP) (3)
March 31, 2018	$149,880	$—
December 31, 2017	$149,880	$—
(1) Total amount of each class of senior securities outstanding at the end of the period presented.
(2) The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
(3) The Small Business Administration Debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of March 31, 2018 (in thousands):

	Payments due by period
	Total	Less than year	1-3 years (2)	3-5 years	After 5 years (2)
Contractual Obligations (1)

PWB Credit Facility	$40,950	$—	$40,950		$—
SBA Debentures	149,880	—	—	14,000	135,880
Total	$190,830	$—	$40,950	$14,000	$135,880

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	The PWB Credit Facility is scheduled to mature on January 31, 2020. The SBA debentures are scheduled to mature between September 2022 and 2025.
We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $10.0 million of total unfunded commitments to four portfolio companies at March 31, 2018.
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

Recent Developments
On May 1, 2018, OFS Advisor agreed to irrevocably waive the receipt of Part One incentive fees (based on net investment income) of $22,000 related to net investment income, that it would otherwise be entitled to receive under the Investment Advisory Agreement for the three months ended March 31, 2018. Such waived Part One incentive fees will not be subject to recoupment.
On May 1, 2018, our Board declared a distribution of $0.34 per share for the second quarter of 2018, payable on June 29, 2018, to stockholders of record as of June 22, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 76% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2018, all of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding SBA debentures bear interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.25% interest rate floor.
Assuming that the interim and unaudited consolidated balance sheet as of March 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands).

Basis point increase	Interest income	Interest expense	Net increase
50	$1,527	$208	$1,319
100	2,723	415	2,308
150	3,919	623	3,296
200	5,116	830	4,286
250	6,312	1,038	5,274

Basis point decrease	Interest income	Interest expense	Net decrease
50	$(768)	$—	$(768)
100	(1,839)	—	(1,839)
150	(2,374)	—	(2,374)
200	(2,454)	—	(2,454)
250	(2,471)	—	(2,471)
(1) Our PWB Credit Facility contains a 5.25% interest rate floor, and therefore a decline in the Prime Rate would not impact interest expense.
Item 4. Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness identified in the fourth quarter of 2017 related to the design and operating effectiveness of controls over the reliability of financial information reported by portfolio companies that is used as financial inputs in the Company’s investment valuations, as disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017. To address this material weakness, we have taken steps to address the underlying causes of the material weakness as described below in “—Remediation Efforts.” Accordingly, we believe that the consolidated financial statements included in this quarterly report on Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Remediation Efforts
Management has developed a remediation plan to address the control deficiency that led to the material weakness. We have completed a review of the Company's policies and procedures related to the reliability of financial information reported by portfolio companies that is used as financial inputs in the Company’s investment valuations and have begun the process of formally documenting and implementing such policies and procedures and related controls.
Changes in Internal Control over Financial Reporting
Other than as described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2018. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risks described below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Because we have received the approval of our board of directors, we will be subject to 150% Asset Coverage beginning on May 3, 2019.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows a “required majority” (as defined in

Section 57(o) of the 1940 Act) of our directors to approve an increase in our leverage capacity, and such approval would become effective after one year from the date of approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.
                On May 3, 2018 our board of directors approved the application of the reduced asset coverage ratio to us. As a result, we will be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) beginning on May 3, 2019, assuming that additional borrowings are available and we are able to amend our PWB Credit Facility to permit additional leverage. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors - Risks Related to Our Business and Structure - We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us” in the accompanying prospectus.
In addition, the ability of BDCs to increase their leverage will increase the capital available to BDCs and thus competition for the investments that we seek to make. This may negatively impact pricing on the investments that we do make and adversely affect our net investment income and results of operations.
Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2018, we issued 8,557 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $0.1 million.
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

Dated: May 4, 2018	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
11.1	Computation of Per Share Earnings			+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the consolidated statements of operations contained in this report
*	Filed herewith
†	Furnished herewith