Form 10-Q
period 2018-06-30
OFS Capital Corp
filed 2018-08-03
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 814-00813

OFS CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		46-1339639
State or Other Jurisdiction of		I.R.S. Employer Identification No.
Incorporation or Organization

10 S. Wacker Drive, Suite 2500, Chicago, Illinois		60606
Address of Principal Executive Offices		Zip Code

(847) 734-2000
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 1, 2018 was 13,350,458.

OFS CAPITAL CORPORATION

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CLO	Collateralized loan obligation funds
Code	Internal Revenue Code of 1986, as amended
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
Offering	The April 2017 follow-on public offering 3,625,000 shares of our common stock at an offering price of $14.57 per share.
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the 1940 Act
OFS Capital WM	OFS Capital WM, LLC, a wholly owned investment company subsidiary
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income.
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration
SBCAA	Small Business Credit Availability Act
SBIC	A fund licensed under the SBA small business investment company program

Term	Explanation or Definition
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Unsecured Notes	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $249,111 and $209,360, respectively)	$241,071	$197,374
Affiliate investments (amortized cost of $106,689 and $70,402, respectively)	111,017	69,557
Control investments (amortized cost of $10,275 and $10,213, respectively)	10,744	10,568
Total investments at fair value (amortized cost of $366,075 and $289,975, respectively)	362,832	277,499
Cash and cash equivalents	22,665	72,952
Interest receivable	2,919	2,734
Prepaid expenses and other assets	4,257	4,593
Total assets	$392,673	$357,778

Liabilities
Revolving line of credit	$8,000	$17,600
SBA debentures (net of deferred debt issuance costs of $2,470 and $2,657, respectively)	147,410	147,223
Unsecured notes (net of deferred debt issuance costs of $1,701 and $0, respectively)	48,299	—
Interest payable	2,260	1,596
Management and incentive fees payable	2,683	1,987
Administration fee payable	478	476
Accrued professional fees	444	433
Other liabilities	170	127
Total liabilities	209,744	169,442

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2018, and December 31, 2017, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,350,458 and 13,340,217 shares issued and outstanding as of June 30, 2018, and December 31, 2017, respectively	134	133
Paid-in capital in excess of par	187,549	187,398
Accumulated undistributed net investment income	7,088	9,404
Accumulated undistributed net realized gain (loss)	(8,497)	3,881
Net unrealized depreciation on investments	(3,345)	(12,480)
Total net assets	182,929	188,336

Total liabilities and net assets	$392,673	$357,778

Number of shares outstanding	13,350,458	13,340,217
Net asset value per share	$13.70	$14.12

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
Interest income:
Non-control/non-affiliate investments	$6,326	$4,446	$12,084	$9,058
Affiliate investments	2,768	1,646	4,853	3,477
Control investment	250	542	489	1,066
Total interest income	9,344	6,634	17,426	13,601
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	122	319	346	626
Affiliate investments	285	374	746	726
Control investment	27	39	54	77
Total payment-in-kind interest and dividend income	434	732	1,146	1,429
Dividend income:
Non-control/non-affiliate investments	—	45	—	50
Affiliate investments	—	—	130	85
Control investments	94	137	127	170
Total dividend income	94	182	257	305
Fee income:
Non-control/non-affiliate investments	387	169	413	325
Affiliate investments	3	176	5	234
Control investments	16	85	34	118
Total fee income	406	430	452	677
Total investment income	10,278	7,978	19,281	16,012
Expenses
Interest expense	2,169	1,339	3,803	2,726
Management fee	1,548	1,224	2,908	2,416
Incentive fee	1,135	(22)	1,872	1,159
Professional fees	200	293	401	556
Administration fee	358	307	941	708
Other expenses	310	521	1,005	791
Total expenses before incentive fee waiver	5,720	3,662	10,929	8,356
Incentive fee waiver (see Note 3)	—	—	(22)	—
Total expenses, net of incentive fee waiver	5,720	3,662	10,907	8,356
Net investment income	4,558	4,316	8,374	7,656
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(5,464)	163	(5,003)	163
Net realized gain (loss) on affiliate investments	(3,477)	874	(4,018)	874
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	5,411	(5,505)	3,848	(8,546)
Net unrealized appreciation (depreciation) on affiliate investments	3,928	(3,366)	5,173	658
Net unrealized appreciation on control investment	39	1,237	114	1,780
Net gain (loss) on investments	437	(6,597)	114	(5,071)
Net increase (decrease) in net assets resulting from operations	$4,995	$(2,281)	$8,488	$2,585
Net investment income per common share – basic and diluted	$0.34	$0.33	$0.63	$0.67
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.37	$(0.17)	$0.64	$0.23
Distributions declared per common share	$0.34	$0.34	$1.05	$0.68
Basic and diluted weighted average shares outstanding	13,348,793	13,197,759	13,344,670	11,458,706
See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Increase in net assets resulting from operations:
Net investment income	$8,374	$7,656
Net realized gain (loss) on investments	(9,021)	1,037
Net unrealized appreciation (depreciation) on investments	9,135	(6,108)
Net increase in net assets resulting from operations	8,488	2,585

Distributions to stockholders from:
Accumulated net investment income	(9,075)	(7,830)
Accumulated net realized gain (loss)	(4,936)	—
Total distributions to stockholders	(14,011)	(7,830)

Common stock transactions:
Public offering of common stock, net of expenses	—	53,373
Reinvestment of stockholder distributions	116	90
Net increase in net assets resulting from capital transactions	116	53,463

Net increase (decrease) in net assets	(5,407)	48,218

Net assets:
Beginning of period	188,336	143,778
End of period	$182,929	$191,996

Accumulated undistributed net investment income	$7,088	$6,888

Common stock activity:
Common stock issued from reinvestment of stockholder distributions	10,241	6,358
Common stock issued and outstanding at beginning of period	13,340,217	9,700,297
Common stock issued and outstanding at end of period	13,350,458	13,331,655

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$8,488	$2,585
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss (gain) on investments	9,021	(1,037)
Net unrealized depreciation (appreciation) on investments	(9,135)	6,108
Amortization of Net Loan Fees	(583)	(669)
Payment-in-kind interest and dividend income	(1,146)	(1,428)
Amortization of deferred debt issuance costs	332	260
Amortization of intangible asset	98	98
Purchase and origination of portfolio investments	(145,213)	(72,219)
Proceeds from principal payments on portfolio investments	19,161	51,409
Proceeds from sale or redemption of portfolio investments	42,657	2,400
Changes in other operating assets and liabilities:
Interest receivable	(185)	520
Interest payable	664	(3)
Management and incentive fees payable	696	(635)
Administration fee payable	2	(66)
Other assets and liabilities	277	(297)
Net cash provided used in operating activities	(74,866)	(12,947)

Cash flows from financing activities
Proceeds from common stock offering, net of expenses	—	53,448
Distributions paid to stockholders	(13,895)	(7,740)
Borrowings under revolving line of credit	54,250	11,000
Repayments under revolving line of credit	(63,850)	(14,500)
Issuance of unsecured notes	48,247	—
Other financing activities	(173)	—
Net cash provided by financing activities	24,579	42,208
Net increase (decrease) in cash and cash equivalents	(50,287)	29,261
Cash and cash equivalents — beginning of period	72,952	17,659
Cash and cash equivalents — end of period	$22,665	$46,920

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,807	$2,469
Distributions paid by issuance of common stock	116	90

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
June 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		11.10%	(L +9.00%)	7/20/2016	12/26/2020	$3,500	$3,480	$3,500	1.9%

Baymark Health Services, Inc.	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		10.57%	(L +8.25%)	3/22/2018	3/1/2025	4,000	3,962	3,979	2.2

Carolina Lubes, Inc. (4)	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (8)		10.21%	(L +7.90%)	8/23/2017	8/23/2022	21,125	20,970	21,423	11.7
Senior Secured Loan (Revolver)		9.56%	(L +7.25%)	8/23/2017	8/23/2022	1,363	1,350	1,363	0.7
						22,488	22,320	22,786	12.4
Cirrus Medical Staffing, Inc. (4)	Temporary Help Services
Senior Secured Loan		10.58%	(L +8.25%)	3/5/2018	10/19/2022	7,729	7,657	7,668	4.2
Senior Secured Loan (Revolver)		10.58%	(L +8.25%)	3/5/2018	10/19/2022	128	128	117	0.1
						7,857	7,785	7,785	4.3
Community Intervention Services, Inc. (4)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (6) (10) (11)		7.0% cash / 6.0% PIK	N/A	7/16/2015	1/16/2021	8,789	7,639	—	—

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.81%	(L +9.50%)	7/7/2015	5/8/2019	9,678	9,615	9,473	5.2

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		11.33%	(L +9.00%)	4/28/2017	4/21/2025	9,950	9,823	10,050	5.5

DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		9.09%	(L +7.00%)	8/22/2017	8/15/2025	7,098	7,176	7,134	3.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
June 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.0% cash / 1.0% PIK	N/A	7/13/2017	1/13/2023	$8,874	$8,802	$8,728	4.8%
Common Equity (71,250 Class A units) (10)				7/13/2017			713	1,029	0.6
						8,874	9,515	9,757	5.4
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		9.08%	(L +6.75%)	10/31/2011	8/27/2018	3,753	3,744	3,489	1.9

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		11.05%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,884	4,936	2.7
Common Equity (368,852 Class A units) (10)				12/29/2017			450	368	0.2
Common Equity (40,984 Class B units) (10)				12/29/2017			50	15	—
						5,000	5,384	5,319	2.9
LRI Holding, LLC (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		11.59%	(L +9.25%)	6/30/2017	6/30/2022	17,806	17,682	17,675	9.7
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	300	0.2
						17,806	17,982	17,975	9.9
MAI Holdings, Inc. (4)	Printing Machinery and Equipment Manufacturing
Senior Secured Loan		9.50%	N/A	6/21/2018	6/1/2023	5,000	5,000	5,000	2.7

Maverick Healthcare Equity, LLC (4)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (10)				12/10/2014			900	64	—
Common Equity (1,250,000 Class A units) (10)				12/10/2014			—	—	—
							900	64	—
My Alarm Center, LLC (4)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK (7) (10) (13)				7/14/2017			1,571	1,602	0.9
Preferred Equity (1,198 Class B units) (10) (13)				7/14/2017			1,198	245	0.1
Common Equity (64,149 units) (10) (13)				7/14/2017			—	—	—
							2,769	1,847	1.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
June 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
O2 Holdings, LLC (4)	Fitness and Recreational Sports Centers
Senior Secured Loan		15.09%	(L +13.00%)	9/2/2016	9/2/2021	$13,850	$13,519	$13,850	7.6%

Online Tech Stores, LLC (4)	Stationary & Office Supply Merchant Wholesaler
Subordinated Loan		10.50% cash / 1.0% PIK	N/A	2/1/2018	8/1/2023	16,066	15,770	15,703	8.6

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.85%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,335	6,393	3.5

Performance Team LLC (4)	General Warehousing and Storage
Senior Secured Loan		12.09%	(L +10.00%)	5/24/2018	11/24/2023	20,300	20,101	20,101	11.0

Planet Fitness Midwest LLC (4)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	6/16/2016	12/16/2021	5,000	4,969	4,987	2.7

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 1.0% PIK	N/A	9/30/2017	10/29/2021	5,520	5,456	5,358	2.9
Common Equity (499 units) (10) (13)				9/30/2017			499	263	0.1
						5,520	5,955	5,621	3.0
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.80%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,761	4,728	2.6

RPLF Holdings, LLC	Software Publishers
Common Equity (254,110 Class A units) (10) (13)				1/17/2018			254	315	0.2

Security Alarm Financing Enterprises, L.P. (4)	Security Systems Services (except Locksmiths)
Subordinated Loan (14)		14.00% cash / 3.33% PIK	(L +14.00%)	10/14/2016	6/19/2020	12,588	12,521	12,701	6.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
June 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan (15)		13.50%	(L +11.50%)	1/25/2016	7/24/2020	$8,870	$8,799	$8,819	4.8%
Preferred Equity (5,000 Series C units), 8% PIK (10) (13)				3/31/2014			548	962	0.5
						8,870	9,347	9,781	5.3
Southern Technical Institute, LLC (4)	Colleges, Universities, and Professional Schools
Subordinated Loan (6)(10)		6.00% PIK	N/A	6/27/2018	12/31/2021	1,471	—	—	—
Common Equity (1,764,720 Class A-1 units) (10)				6/27/2018			—	—	—
						1,471	—	—	—
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		10.09%	(L +8.00%)	8/19/2014	8/19/2019	11,093	11,078	11,093	6.1
Preferred Equity (1,250,000 Class A units), 8% PIK (7) (10)				8/19/2014			1,501	1,585	0.9
						11,093	12,579	12,678	7.0
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		5.84%	(L +3.75%)	5/16/2018	12/11/2024	642	640	640	0.3
Senior Secured Loan		10.09%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,069	9,153	5.0
						9,715	9,709	9,793	5.3
The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		10.84%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,953	6,934	3.8

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		10.34%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,974	7,060	3.9

United Biologics Holdings, LLC (4)	Medical Laboratories
Preferred Equity (151,787 units) (10)				4/16/2013			9	20	—
Warrants (29,374 units) (10)				7/26/12	3/05/2022 (12)		82	72	—
						—	91	92	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
June 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Wand Intermediate I LP	Automotive Body, Paint, and Interior Repair and Maintenance
Senior Secured Loan		9.14%	(L +7.25%)	5/14/2018	9/19/2022	$2,158	$2,179	$2,176	1.2%

Total Non-control/Non-affiliate Investments						245,579	249,111	241,071	125.3
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		9.59%	(L +7.50%)	3/13/2018	3/12/2023	21,875	21,567	21,589	11.8
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	2,218	1.2
						21,875	24,114	23,807	13
All Metals Holding, LLC (4)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.0% cash / 1.0% PIK	N/A	12/31/2014	12/28/2021	19,401	18,892	19,122	10.5
Common Equity (797,443 units) (10)				12/31/2014			523	2,252	1.2
						19,401	19,415	21,374	11.7
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	8/5/2015	2/5/2021	8,000	7,987	8,000	4.4
Preferred Equity (3,061 Series A shares), 10% PIK (10)				8/5/2015			4,638	6,255	3.4
Common Equity (11,273 shares) (10)				6/28/2016			104	2,437	1.3
						8,000	12,729	16,692	9.1
DRS Imaging Services, LLC (4)	Data Processing, Hosting, and Related Services
Senior Secured Loan (9)		12.8%	(L +10.50%)	3/8/2018	3/8/2023	5,446	5,348	5,297	2.9
Common Equity (453 units) (10) (13)				3/8/2018			454	340	0.2
						5,446	5,802	5,637	3.1
Master Cutlery, LLC (4) (6)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00%	N/A	4/17/2015	4/17/2020	4,941	4,764	2,286	1.2
Preferred Equity (3,723 Series A units), 8% PIK (7) (10)				4/17/2015			3,483	—	—
Common Equity (15,564 units) (10)				4/17/2015			—	—	—
						4,941	8,247	2,286	1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
June 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
NeoSystems Corp. (4)	Other Accounting Services
Subordinated Loan		10.50% cash / 2.75% PIK	N/A	8/29/2014	8/13/2019	$2,162	$2,157	$2,162	1.2%
Preferred Equity (521,962 convertible shares), 10% PIK (10)				8/14/2014			1,462	2,250	1.2
						2,162	3,619	4,412	2.4
Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2022	3,788	3,818	3,844	2.1
Common Equity (400 Class A shares)				1/1/2014			217	6,735	3.7
						3,788	4,035	10,579	5.8
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.23%	(L +10.25%)	3/23/2018	3/23/2023	8,486	8,325	8,341	4.6
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	2,064	1.1
						8,486	9,739	10,405	5.7
TRS Services, LLC (4)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		10.84% cash / 1.00% PIK	(L +8.75%)	12/10/2014	12/10/2019	14,709	14,611	14,390	7.9
Preferred Equity (329,266 Class AA units), 15% PIK (10)				6/30/2016			432	440	0.2
Preferred Equity (3,000,000 Class A units), 11% PIK (7) (10)				12/10/2014			3,374	995	0.5
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
						14,709	18,989	15,825	8.6
Total Affiliate Investments						88,808	106,689	111,017	60.6
Control Investments
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		13.59% cash / 1.5% PIK	(L +11.50%)	11/25/2015	11/25/2020	7,240	7,206	7,250	4.0
Common Equity (554 shares)				11/25/2015			3,069	3,494	1.9
						7,240	10,275	10,744	5.9
Total Control Investment						7,240	10,275	10,744	5.9

Total Investments						$341,627	$366,075	$362,832	191.8%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
June 30, 2018
(Dollar amounts in thousands)

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $250,457 include LIBOR reference rate floor provisions of generally 1% to 2%; at June 30, 2018, the reference rate on all such instruments was above the stated floors. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at June 30, 2018. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

(4)	Investments (or portion thereof) held by OFS SBIC I, LP. All other investments pledged as collateral under the PWB Credit Facility.

(5)	Reserved.

(6)	Investment was on non-accrual status as of June 30, 2018, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 4 for further details.

(7)	The fair value of the accrued PIK dividend at June 30, 2018 was $-0-.

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 10.21% at June 30, 2018, includes additional interest of 0.65% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(9)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 12.55% at June 30, 2018, includes additional interest of 2.5% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(10)	Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2018:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cultery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
TRS Services, LLC	Senior Secured Loan	0% or 1.00%	11.84% or 1.00%	1.00%

(12)	Represents expiration date of the warrants.

(13)	All or portion of investment held by a wholly-owned subsidiary subject to income tax.

(14)
The PIK provision is reset at the beginning of each interest period equal to the excess of reference rate over the reference rate floor of 1.00%. The PIK interest rate in the schedule represents the current PIK interest rate in effect.

(15)	Maximum interest rate allowable under the terms of this investment is 13.50%.

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investments
Aegis Acquisition, Inc.	Testing Laboratories
Senior Secured Loan		10.17%	(L +8.50%)	10/31/2017	8/24/2021	$3,520	$3,470	$3,439	1.8%

Armor Holdings II LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		10.70%	(L +9.00%)	7/20/2016	12/26/2020	3,500	3,476	3,570	1.9

Avison Young Canada, Inc.	Offices of Real Estate Agents and Brokers
Senior Secured Loan (5) (6)		9.50%	N/A	12/23/2016	12/15/2021	4,000	3,939	4,070	2.3

BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		8.95%	(L +7.50%)	5/9/2017	2/3/2025	9,268	9,158	9,063	4.8

Carolina Lubes, Inc. (5) (9)	Automotive Oil Change and Lubrication Shops
Senior Secured Loan		9.28%	(L +7.25%)	8/23/2017	8/23/2022	21,411	21,236	21,430	11.4
Senior Secured Loan (Revolver)		8.59%	(L +7.25%)	8/23/2017	8/23/2022	487	473	489	0.3
Preferred Equity (973 units) 14% PIK				8/23/2017			3,039	3,065	1.6
						21,898	24,748	24,984	13.3
Community Intervention Services, Inc. (5)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan (7) (11)		7.0% cash / 6.0% PIK	N/A	7/16/2015	1/16/2021	8,530	7,639	—	—

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.98%	(L +9.50%)	7/7/2015	5/8/2019	9,678	9,579	9,417	5.0

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		10.69%	(L +9.00%)	4/28/2017	4/21/2025	9,950	9,813	9,919	5.3

DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		8.42%	(L +7.00%)	8/22/2017	8/15/2025	5,600	5,547	5,503	2.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.0% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	$8,830	$8,749	$8,726	4.6%
Common Equity (71,250 Class A units)				7/13/2017			713	771	0.4
						8,830	9,462	9,497	5.0
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		8.44%	(L +6.75%)	10/31/2011	8/27/2018	3,888	3,873	3,544	1.9

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		10.23%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,875	4,875	2.6
Common Equity (368,852 Class A units)				12/29/2017			450	450	0.2
Common Equity (40,984 Class B units)				12/29/2017			50	50	—
						5,000	5,375	5,375	2.8
LRI Holding, LLC (5)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		10.94%	(L +9.25%)	6/30/2017	6/30/2022	18,269	18,125	18,205	9.7
Preferred Equity (238,095 Series B units)				6/30/2017			300	300	0.2
						18,269	18,425	18,505	9.9
Maverick Healthcare Equity, LLC (5)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (10)				12/10/2014			900	141	0.1
Common Equity (1,250,000 Class A units) (10)				12/10/2014			—	—	—
							900	141	0.1
My Alarm Center, LLC (5)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK (10) (13)				7/14/2017			1,540	1,540	0.8
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	1,198	0.6
Common Equity (64,149 units) (13)				7/14/2017			—	43	—
							2,738	2,781	1.4
NVA Holdings, Inc.	Veterinary Services
Senior Secured Loan		8.69%	(L +7.00%)	5/18/2016	8/14/2022	743	743	748	0.4

O2 Holdings, LLC (5)	Fitness and Recreational Sports Centers
Senior Secured Loan		14.56%	(L +13.00%)	9/2/2016	9/2/2021	13,350	12,977	13,617	7.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.45%	(L +8.75%)	11/16/2017	6/30/2025	$3,520	$3,492	$3,472	1.8%

Planet Fitness Midwest LLC (5)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	6/16/2016	12/16/2021	5,000	4,964	5,011	2.7

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 1.00% PIK	N/A	9/30/2017	10/29/2021	6,187	6,108	6,059	3.2
Common equity (499 units) (10)				9/30/2017			499	278	0.1
						6,187	6,607	6,337	3.3
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.19%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,755	4,767	2.5

Security Alarm Financing Enterprises, L.P. (5)	Security Systems Services (except Locksmiths)
Subordinated Loan (14)		14.00% cash / 0.69% PIK	(L +13.00%)	10/14/2016	6/19/2020	12,525	12,441	12,364	6.6

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		13.07%	(L +11.50%)	1/25/2016	7/24/2019	4,195	4,156	4,259	2.3
Preferred Equity (5,000 Series C units), 8% PIK (10) (13)				3/31/2014			527	527	0.3
						4,195	4,683	4,786	2.6
Southern Technical Institute, LLC (5)	Colleges, Universities, and Professional Schools
Subordinated Loan (10)		15.00% PIK	N/A	12/2/2014	12/2/2020	3,520	3,451	1,201	0.6
Preferred Equity (1,764,720 Class SP-1 units), 15.75% PIK (8) (10)				3/30/2016			2,094	—	—
Warrants (2,174,905 Class A units) (10)				3/30/2016	3/30/2026		46	—	—
						3,520	5,591	1,201	0.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Stancor, L.P. (5)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		9.56%	(L +8.00%)	8/19/2014	8/19/2019	$7,919	$7,896	$7,919	4.2%
Preferred Equity (1,250,000 Class A units), 8% PIK (8) (10)				8/19/2014			1,501	1,486	0.8
						7,919	9,397	9,405	5.0
The Escape Game, LLC (5)	Other amusement and recreation industries
Senior Secured Loan		10.32%	(L +8.75%)	12/22/2017	12/20/2022	7,000	6,948	6,948	3.7

TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		9.32%	(L +7.75%)	10/16/2015	11/6/2021	7,334	7,303	7,334	3.9

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		9.89%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,971	7,064	3.8

United Biologics Holdings, LLC (5)	Medical Laboratories
Senior Secured Loan (11)		12.00% cash / 2.00% PIK	N/A	7/26/2012	4/30/2018	4,266	4,248	4,266	2.3
Subordinated Loan (10)		8.00 % PIK	N/A	7/6/2016	4/30/2019	7	7	7	—
Preferred Equity (151,787 units) (10)				4/16/2013			9	92	—
Warrants (29,374 units) (10)				7/26/2012	3/5/2022		82	147	0.1
						4,273	4,346	4,512	2.4

Total Non-control/Non-affiliate Investments						199,332	209,360	197,374	104.9

Affiliate Investments
All Metals Holding, LLC (5)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.00% cash / 1.00% PIK	N/A	12/31/2014	12/28/2021	12,869	12,288	12,759	6.8
Common Equity (637,954 units) (10)				12/31/2014			565	1,785	0.9
						12,869	12,853	14,544	7.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Contract Datascan Holdings, Inc. (5)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	8/5/2015	2/5/2021	$8,000	$7,985	$8,000	4.2%
Preferred Equity (3,061 Series A shares), 10% PIK (10)				8/5/2015			4,347	5,964	3.2
Common Equity (11,273 shares) (10)				6/28/2016			104	260	0.1
						8,000	12,436	14,224	7.5
Jobson Healthcare Information, LLC (5) (9)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (11)		10.13% cash / 5.30% PIK	(L +13.43%)	7/23/2014	7/21/2019	15,447	15,241	12,910	6.9
Common Equity (13 member units)				12/15/2017			—	—	—
Warrants (1 member unit) (10)				7/23/2014	7/21/2019		454	—	—
						15,447	15,695	12,910	6.9
Master Cutlery, LLC (5)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2015	4/17/2020	4,705	4,692	2,873	1.5
Preferred Equity (3,723 Series A units), 8% PIK (8) (10)				4/17/2015			3,483	—	—
Common Equity (15,564 units) (10)				4/17/2015			—	—	—
						4,705	8,175	2,873	1.5
NeoSystems Corp.(5)	Other Accounting Services
Subordinated Loan		10.50% cash / 1.25% PIK	N/A	8/29/2014	8/13/2019	2,143	2,136	2,143	1.1
Preferred Equity (521,962 convertible shares), 10% PIK (10)				8/14/2014			1,390	2,248	1.2
						2,143	3,526	4,391	2.3
Pfanstiehl Holdings, Inc. (5)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2021	3,788	3,823	3,755	2.0
Common Equity (400 Class A shares)				1/1/2014			217	4,755	2.5
						3,788	4,040	8,510	4.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
TRS Services, LLC (5)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		10.07%	(L +8.50%)	12/10/2014	12/10/2019	$9,466	$9,330	$9,466	5.0%
Preferred Equity (329,266 Class AA units), 15% PIK (10)				6/30/2016			401	409	0.2
Preferred Equity (3,000,000 Class A units), 11% PIK (8) (10)				12/10/2014			3,374	2,230	1.2
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
						9,466	13,677	12,105	6.4
Total Affiliate Investments						56,418	70,402	69,557	36.8

Control Investments
MTE Holding Corp. (2) (5)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		13.07% cash / 1.50% PIK	(L +13.50%)	11/25/2015	11/25/2020	7,186	7,144	7,118	3.8
Common Equity (554 shares)				11/25/2015			3,069	3,450	1.8
						7,186	10,213	10,568	5.6
Total Control Investment						7,186	10,213	10,568	5.6

Total Investments						$262,936	$289,975	$277,499	147.3%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $189,022 include LIBOR reference rate floor provisions of generally 1% to 2%; at December 31, 2017, approximately 7% of the Company's LIBOR referenced amounts are subject to a reference rate floor of 2.00%. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2017. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

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

(7)	Investment was on non-accrual status as of December 31, 2017, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 4 for further details.

(8)	The fair value of the most-recently recognized PIK dividend as of December 31, 2017, was $0.

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

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1. Organization
OFS Capital Corporation, a Delaware corporation, is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be regulated as a BDC under the 1940 Act. In addition, for income tax purposes, the Company has elected to be treated as a RIC under Subchapter M of the Code.
The Company’s objective is to provide stockholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Advisor manages the day-to-day operations of, and provides investment advisory services to the Company.
In addition, OFS Advisor also serves as the investment adviser for HPCI, a non-traded BDC with an investment strategy and objective similar to the Company.
The Company may make investments directly or through SBIC I LP. SBIC I LP is subject to SBA regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the SBIC Act, limitations on the financing terms of investments, and capitalization thresholds that may limit distributions to the Company; and is subject to periodic audits and examinations of its financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under ASC Topic 946, Financial Services–Investment Companies. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
New Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (ASC Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The application of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company did not adopt any other new accounting pronouncements during the three or six months ended June 30, 2018 that had or is expected to have a material impact to the Company's consolidated financial statements.

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

Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the Investment Advisory Agreement. The Investment Advisory Agreement was most recently re-approved by the Board on April 5, 2018. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser to collateralized loan obligation ("CLO") funds and other assets, including HPCI.
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
The incentive fee has two parts. The first part ("Income Incentive Fee") is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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
On May 1, 2018, OFS Advisor agreed to irrevocably waive the receipt of $22 in Income Incentive Fees (based on net investment income) related to net investment income, that it would otherwise be entitled to receive under the Investment Advisory Agreement for the three months ended March 31, 2018. As a result of the voluntary fee waiver, the Company incurred Income Incentive Fee expense $714 for the three months ended March 31, 2018, which is equal to the Income Incentive Fee expense the Company incurred for the three months ended December 31, 2017. The voluntary fee waiver did not include Capital Gain Fees, which was $0 for the three months ended March 31, 2018.
License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has agreed to grant the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Expenses recognized for the three and six months ended June 30, 2018 and 2017, under agreements with OFS Advisor and OFS Services are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Base management fees	$1,548	$1,224	$2,908	$2,416
Incentive fees:
Income Incentive Fee	1,135	261	1,872	1,159
Capital Gain Fee	—	(283)	—	—
Incentive fee waiver	—	—	(22)	—
Administration fee expense	358	307	941	708
Note 4. Investments
As of June 30, 2018, the Company had loans to 38 portfolio companies, of which 80% were senior secured loans and 20% were subordinated loans, at fair value, as well as equity investments in 17 of these portfolio companies. The Company also held equity investments in four portfolio companies in which it did not hold a debt investment. At June 30, 2018, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments (1)	$260,078	142.2%	$260,851	142.5%
Subordinated debt investments	75,633	41.3	65,661	35.9
Preferred equity	19,416	10.6	14,718	8.0
Common equity and warrants	10,948	6.0	21,602	11.8
Total investments	$366,075	200.1%	$362,832	198.2%

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments was $20,970 and $21,423, respectively.

At June 30, 2018, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s investment portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$15,290	4.1%	8.5%	$14,548	4.0%	8.0%

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Temporary Help Services	7,785	2.0	4.3	7,785	2.0	4.3
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	18,488	5.1	10.1	18,837	5.2	10.3
Other amusement and recreation industries	6,953	1.9	3.8	6,934	1.9	3.8
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,982	4.9	9.8	17,975	5.0	9.8
Plumbing, Heating, and Air-Conditioning Contractors	9,739	2.7	5.3	10,405	2.9	5.7
Education Services
Colleges, Universities, and Professional Schools	—	—	—	—	—	—
Finance and Insurance
Insurance Agencies and Brokerages	9,615	2.6	5.3	9,473	2.6	5.2
Health Care and Social Assistance
Medical Laboratories	91	—	—	92	—	0.1
Offices of Physicians, Mental Health Specialists	7,176	2.0	3.9	7,134	2.0	3.9
Outpatient Mental Health and Substance Abuse Centers	11,601	3.2	6.3	3,979	1.1	2.2
Information
Data Processing, Hosting, and Related Services	5,802	1.6	3.2	5,637	1.6	3.1
Software Publishers	24,368	6.7	13.3	24,122	6.6	13.2
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	3,744	1.0	2.0	3,489	1.0	1.9
Commercial Printing (except Screen and Books)	4,761	1.3	2.6	4,728	1.3	2.6
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,384	1.5	2.9	5,319	1.5	2.9
Pharmaceutical Preparation Manufacturing	4,035	1.1	2.2	10,579	2.9	5.8
Printing Machinery and Equipment Manufacturing	5,000	1.4	2.7	5,000	1.4	2.7
Pump and Pumping Equipment Manufacturing	12,579	3.4	6.9	12,678	3.5	6.9
Travel Trailer and Camper Manufacturing	10,275	2.8	5.6	10,744	3.0	5.9
Truck Trailer Manufacturing	6,974	1.9	3.8	7,060	1.9	3.9
Other Services (except Public Administration)
Automotive Body, Paint, and Interior Repair and Maintenance	2,179	0.6	1.2	2,176	0.6	1.2
Automotive Oil Change and Lubrication Shops	22,320	6.1	12.2	22,786	6.3	12.5
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	18,989	5.2	10.4	15,825	4.4	8.7
Professional, Scientific, and Technical Services
Other Accounting Services	3,619	1.0	2.0	4,412	1.2	2.4
Other Professional, Scientific, and Technical Services	12,827	3.5	7.0	13,281	3.7	7.3
Public Administration
Other Justice, Public Order, and Safety Activities	9,823	2.7	5.4	10,050	2.8	5.5

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.2	0.5	64	—	—
Office Machinery and Equipment Rental and Leasing	12,729	3.5	7.0	16,692	4.6	9.1
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,335	1.7	3.5	6,393	1.8	3.5
Shoe store	9,515	2.6	5.2	9,757	2.7	5.3
All Other General Merchandise Stores	5,955	1.6	3.3	5,621	1.5	3.1
Transportation and Warehousing
General Warehousing and Storage	20,101	5.5	11.0	20,101	5.5	11.0
Wholesale Trade
Industrial Machinery and Equipment Merchant Wholesalers	9,709	2.7	5.3	9,793	2.7	5.4
Metal Service Centers and Other Metal Merchant Wholesalers	19,415	5.3	10.6	21,374	5.9	11.7
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	2.3	4.5	2,286	0.6	1.2
Stationary & Office Supply Merchant Wholesaler	15,770	4.3	8.6	15,703	4.3	8.6
	$366,075	100.0%	200.1%	$362,832	100.0%	198.3%
As of December 31, 2017, the Company had loans to 35 portfolio companies, of which 79% were senior secured loans and 21% were subordinated loans, at fair value, as well as equity investments in 17 of these portfolio companies. The Company also held an equity investment in two portfolio companies in which it did not hold a debt investment.
At December 31, 2017, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments (1)	$196,020	104.1%	$195,112	103.5%
Subordinated debt investments	63,031	33.5	51,198	27.2
Preferred equity	24,103	12.8	19,200	10.2
Common equity and warrants	6,821	3.6	11,989	6.4
Total investments	$289,975	154.0%	$277,499	147.3%

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments was $21,709 and $21,919, respectively.

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
In December 2017, the Company's investment in Jobson Healthcare Information, LLC ("Jobson") was restructured, whereby the lender group, including the Company, purchased all the outstanding equity of Jobson for a nominal purchase price. During the six months ending June 30, 2018, the Company sold its debt and equity securities in Jobson and recognized a realized loss $3,931, of which $2,786 was recognized as unrealized losses as of December 31, 2017.
In June 2018, the Company's investment in Southern Technical Institute, LLC was restructured. The Company converted its subordinated note, SP-1 preferred shares, and warrants for a $1,471 subordinated loan and 1,764 shares of Class A-1 common units. The cost and fair value of the securities received were $-0- and $-0- as of June 30, 2018. The Company recognized a realized loss on the restructuring of $5,608 for the three and six months ended June 30, 2018, of which $4,407 was recognized as unrealized losses as of December 31, 2017.
When there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $12,403 and $2,286, respectively at June 30, 2018, and $11,090 and $1,201 at December 31, 2017, respectively.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations.There were no transfers among Level 1, 2 and 3 for the three and six months ended June 30, 2018 and 2017.
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of June 30, 2018, and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at June 30, 2018(1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$205,917	Discounted cash flow	Discount rates	6.94% - 16.66% (13.15%)

Subordinated	63,374	Discounted cash flow	Discount rates	10.45% - 18.60% (14.59%)
	2,286	Enterprise value	EBITDA multiple	5.25x - 8.25x (6.75x)

Equity investments:
Preferred equity	14,717	Enterprise value	EBITDA multiples	5.00x - 26.42x (7.49x)
Common equity and warrants	21,601	Enterprise value	EBITDA multiples	4.36x - 11.22x (6.41x)

(1)	Excludes $54,937, $0, and $0, of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at Transaction Prices.

	Fair Value at December 31, 2017(1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$152,231	Discounted cash flow	Discount rates	10.01% - 16.50% (12.24%)
	12,910	Enterprise value	EBITDA multiples	7.50x - 7.50x (7.50x)
	9,063	Indicative Prices	Broker-dealers' quotes	N/A

Subordinated	47,117	Discounted cash flow	Discount rates	11.24% - 16.90% (14.69%)
	4,074	Enterprise value	EBITDA multiples	4.25x - 7.25x (6.37x)

Equity investments:
Preferred equity	19,200	Enterprise value	EBITDA multiples	4.25x - 13.48x (7.80x)
Common equity and warrants	11,489	Enterprise value	EBITDA multiples	4.25x - 8.28x (6.27x)

(1)	Excludes $20,908, $7, and $500 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2018 and June 30, 2017.

	Six Months Ended June 30, 2018
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2018	$195,112	$51,198	$19,200	$11,989	$277,499

Net realized gain (loss) on investments	(3,076)	(3,469)	(1,890)	(586)	(9,021)
Net unrealized appreciation (depreciation) on investments	1,680	1,861	205	5,485	9,231
Amortization of Net Loan Fees	518	64	—	—	582
Capitalized PIK interest and dividends	365	241	540	—	1,146
Purchase and origination of portfolio investments	119,355	20,930	—	4,928	145,213
Proceeds from principal payments on portfolio investments	(13,997)	(5,164)	—	—	(19,161)
Sale and redemption of portfolio investments	(39,106)	—	(3,337)	(214)	(42,657)

Level 3 assets, June 30, 2018	$260,851	$65,661	$14,718	$21,602	$362,832

	Six Months Ended June 30, 2017
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2017	$180,955	$63,410	$23,721	$13,541	281,627

Net realized gain (loss) on investments	—	—	—	558	558
Net unrealized appreciation (depreciation) on investments	(4,237)	(2,354)	2,679	(2,196)	(6,108)
Amortization of Net Loan Fees	628	41	—	—	669
Capitalized PIK interest, dividends, and fees	431	218	779	—	1,428
Purchase and origination of portfolio investments	71,419	—	800	—	72,219
Proceeds from principal payments on portfolio investments	(36,801)	(14,608)	—	—	(51,409)
Sale and redemption of portfolio investments	—	—	—	(2,058)	(2,058)
Conversion from subordinated to senior secured debt investment	(9,631)	9,631	—	—	—
Other	—	(18)	—	—	(18)

Level 3 assets, June 30, 2017	$202,764	$56,320	$27,979	$9,845	$296,908
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2018 and June 30, 2017, attributable to the Company’s Level 3 assets held at those respective period ends was $4,373 and $(5,360), respectively.
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The Company's SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date. As of June 30, 2018, and December 31, 2017, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $149,597 and $155,510, respectively.
Note 6. Commitments and Contingencies
Unfunded commitments as of June 30, 2018, were as follows:

Name of Portfolio Company	Investment Type	Commitment
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$1,557
Cirrus Medical Staffing, Inc.	Senior Secured Loan (Revolver)	1,280
The Escape Game, LLC	Senior Secured Loan	7,000
TRS Services, LLC	Senior Secured Loan	1,000
		$10,837
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2018.
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
Note 7. Borrowings
SBA Debentures: The SBA Debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $249,551 and $251,601 in assets at June 30, 2018 and December 31, 2017, respectively, which accounted for approximately 64% and 70% of the Company’s total consolidated assets, respectively. These assets can not be pledged under any debt obligation of the Company.
PWB Credit Facility: The Company has up to $50,000 of available credit under its PWB Credit Facility maturing January 31, 2020, of which $8,000 was drawn as of June 30, 2018. The average dollar amount of borrowings outstanding during the six months ended June 30, 2018 and 2017, were $14,678 and $3,155, respectively. The effective interest rate on the PWB Credit Facility was 6.12% at June 30, 2018. Availability under the PWB Credit Facility as of June 30, 2018, was $42,000 based on the stated advance rate of 50% of the borrowing base.
Unsecured Notes: In April 2018, the Company publicly offered Unsecured Notes with aggregate principal of $50,000. The total net proceeds to the Company from the Unsecured Notes, after deducting underwriting discounts and offering costs of $1,753 were $48,247.
The Unsecured Notes mature on April 30, 2025, and bear an effective interest rate, including amortization of deferred debt issuance costs, of 6.975%. The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all current and future unsecured indebtedness of the Company. Because the Unsecured Notes are not secured by any of the Company's assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility. The

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Unsecured Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2020.
The indenture governing the Unsecured Notes contains certain covenants (i) prohibiting additional borrowings, including through the issuance of additional debt securities, unless the Company's asset coverage, as defined in the 1940 Act, after giving effect to any exemptive relief granted to the Company by the SEC, equals at least 200% (or 150% if certain requirements are met) after such borrowings; and (ii) prohibiting (a) the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or (b) the purchase any capital stock if the Company’s asset coverage, as defined in the 1940 Act, were below 200% (or 150% if certain requirements are met) at the time of such capital transaction and after deducting the amount of such transaction.
Interest expense for the three and six months ended June 30, 2018 and 2017 on the Company's outstanding borrowings is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
SBA Debentures	$1,280	$1,282	$2,548	$2,572
PWC Credit Facility	177	57	543	174
Unsecured Notes	712	—	712	—
Total interest expense	$2,169	$1,339	$3,803	$2,726
Note 8. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. The determination of the tax attributes of the Company's distributions is made annually as of the end of its fiscal year based on its ICTI and distributions for the full year.
The Company records reclassifications to its capital accounts for permanent and temporary differences between the GAAP and tax treatment of components of income and the bases of assets and liabilities. Reclassifications for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Paid-in capital in excess of par	$18	$46	$36	$64
Accumulated undistributed net investment income	(1,629)	318	(1,615)	332
Accumulated undistributed net realized gain (loss)	1,611	(364)	1,579	(396)
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of June 30, 2018, and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017
Tax-basis amortized cost of investments	$367,201	$282,401
Tax-basis gross unrealized appreciation on investments	17,462	16,207
Tax-basis gross unrealized depreciation on investments	(21,831)	(21,109)
Tax-basis net unrealized depreciation on investments	(4,369)	(4,902)
Fair value of investments	$362,832	$277,499
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per share data:
Net asset value per share at beginning of period	$13.67	$14.98	$14.12	$14.82
Distributions (4)	(0.34)	(0.34)	(1.05)	(0.68)
Net investment income	0.34	0.33	0.63	0.67
Net realized gain (loss) on non-control/non-affiliate investments	(0.41)	0.01	(0.37)	0.01
Net realized gain (loss) on affiliate investments	(0.26)	0.07	(0.30)	0.08
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	0.41	(0.42)	0.29	(0.75)
Net unrealized appreciation (depreciation) on affiliate investments	0.29	(0.26)	0.38	0.06
Net unrealized appreciation on control investment	—	0.09	—	0.16
Issuance of common stock	—	(0.06)		(0.03)
Other		—		0.06
Net asset value per share at end of period	$13.70	$14.40	$13.70	$14.40

Per share market value, end of period	$11.46	$14.31	$11.46	$14.31
Total return based on market value (1)	5.2%	3.3%	5.3%	9.0%
Total return based on net asset value (2)	2.7%	(1.6)%	4.4%	1.6%
Shares outstanding at end of period	13,350,458	13,331,655	13,350,458	13,331,655
Weighted average shares outstanding	13,348,793	13,197,759	13,344,670	11,458,706
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$182,691	$168,692	$184,573	$160,387
Net asset value at end of period	$182,929	$191,996	$182,929	$191,996
Net investment income	$4,558	$4,316	$8,374	$7,656
Ratio of total expenses to average net assets (5) (7)	12.5%	8.7%	11.8%	10.6%
Ratio of net investment income to average net assets (5) (8)	10.0%	9.0%	9.2%	8.0%
Portfolio turnover (6)	5.9%	19.5%	19.0%	19.4%

(1)	Calculation is ending market value less beginning market value, adjusting for distributions reinvested at prices obtained in the Company’s dividend reinvestment plan for the respective distributions.

(2)	Calculation is ending net asset value less beginning net asset value, adjusting for distributions reinvested at the Company’s quarter-end net asset value for the respective distributions.

(3)	Based on the average of the net asset value at the beginning of the indicated period and the preceding calendar quarter.

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

(5)	Annualized.

(6)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

(7)	Ratio of total expenses before incentive fee waiver to average net assets was 11.8% for the six months ended June 30, 2018.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

(8)	Ratio of net investment income before incentive fee waiver to average net assets was 9.2% for the six months ended June 30, 2018.
Note 10. Capital Transactions
Distributions: The Company intends to distribute to stockholders, on a quarterly basis, substantially all of its net investment income. In addition, although the Company intends to distribute net realized capital gains, net of taxes if any, at least annually, out of assets legally available for such distributions, the Company may also retain such capital gains for investment, through a deemed distribution.
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by SBIC I LP's distributions to the Company, which are governed by SBA regulations. Consolidated cash and cash equivalents at June 30, 2018, includes $20,564 held by SBIC I LP, which was not available for distribution to the Company.
The following table summarizes distributions declared and paid for the three and six months ended June 30, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six Months Ended June 30, 2017
March 9, 2017	March 17, 2017	March 31, 2017	$0.34	$3,257	2,919	$41
May 2, 2017	June 16, 2017	June 30, 2017	0.34	4,483	3,439	49
			$0.68	$7,740	$6,358	$90
Six Months Ended June 30, 2018
February 12, 2018 (1)	March 22, 2018	March 29, 2018	$0.37	$4,886	4,459	$50
February 27, 2018	March 22, 2018	March 29, 2018	0.34	4,490	4,098	46
May 1, 2018	June 22, 2018	June 29, 2018	0.34	4,518	1,684	20
			$1.05	$13,894	$10,241	$116
(1) Special dividend representing undistributed net long-term capital gains realized by the Company in 2017.
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the tax character of distributions is mailed to the Company’s stockholders.
Stock repurchase program:
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. Under the Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company expects the Stock Repurchase Program to be in place through May 22, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. No shares of common stock were repurchased during the three months ended June 30, 2018.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/depreciation	Interest, Fees and Dividends Credited to Income(2)	December 31, 2017, Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2018, Fair Value (5)
Control Investments
MTE Holding Corp.	Subordinated Loan	$—	$70	$578	$7,118	$132	$—	$7,250
	Common Equity	—	44	127	3,450	44	—	3,494
		—	114	705	10,568	176	—	10,744

Total Control Investments		—	114	705	10,568	176	—	10,744
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	22	668	—	21,714	(125)	21,589
	Common Equity (6)(7)	—	(329)	—	—	2,560	(342)	2,218
		—	(307)	668	—	24,274	(467)	23,807

All Metals Holding, LLC	Senior Secured Loan	—	(241)	1,248	12,759	6,604	(241)	19,122
	Common Equity(6)	(87)	509	—	1,785	768	(301)	2,252
		(87)	268	1,248	14,544	7,372	(542)	21,374

Contract Datascan Holdings, Inc.	Subordinated Loan	—	(2)	485	8,000	2	(2)	8,000
	Preferred Equity (7)	—	—	291	5,964	291	—	6,255
	Common Equity(6)	—	2,177	—	260	2,177	—	2,437
		—	2,175	776	14,224	2,470	(2)	16,692

DRS Imaging Services, LLC	Senior Secured Loan	—	(51)	225	—	5,348	(51)	5,297
	Common Equity (6)	—	(114)	—	—	454	(114)	340
		—	(165)	225	—	5,802	(165)	5,637

Jobson Healthcare Information (8)	Senior Secured Loan	(3,477)	2,331	905	12,910	2,751	(15,661)	—
	Common Equity (6)	—	—	—	—	—	—	—
	Warrants (6)	(454)	454	—	—	454	(454)	—
		(3,931)	2,785	905	12,910	3,205	(16,115)	—

Master Cutlery, LLC	Subordinated Loan	—	(659)	111	2,873	117	(704)	2,286
	Preferred Equity (6)	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—
		—	(659)	111	2,873	117	(704)	2,286

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/depreciation	Interest, Fees and Dividends Credited to Income(2)	December 31, 2017, Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2018, Fair Value (5)
NeoSystems Corp.	Subordinated Loan	—	(1)	152	2,143	21	(2)	2,162
	Preferred Equity (7)	—	(70)	71	2,248	72	(70)	2,250
		—	(71)	223	4,391	93	(72)	4,412

Pfanstiehl Holdings, Inc.	Subordinated Loan	—	93	190	3,755	3,881	(3,792)	3,844
	Common Equity	—	1,980	133	4,755	1,980	—	6,735
		—	2,073	323	8,510	5,861	(3,792)	10,579

Professional Pipe Holdings, LLC	Senior Secured Loan	—	16	299	—	8,341	—	8,341
	Common Equity (6)	—	650	—	—	2,064	—	2,064
		—	666	299	—	10,405	—	10,405

TRS Services, Inc.	Senior Secured Loan	—	(357)	923	9,466	7,890	(2,966)	14,390
	Preferred Equity (Class AA units)(7)	—	—	30	409	31	—	440
	Preferred Equity (Class A units)(6)(7)	—	(1,235)	—	2,230	—	(1,235)	995
	Common Equity (6)	—		—	—	—	—	—
		—	(1,592)	953	12,105	7,921	(4,201)	15,825

Total Affiliate Investments		(4,018)	5,173	5,731	69,557	67,520	(26,060)	111,017
Total Control and Affiliate Investments		$(4,018)	$5,287	$6,436	$80,125	$67,696	$(26,060)	$121,761

(1)
Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Represents the total amount of interest, fees or dividends included in income for the six months ended June 30, 2018, that an investment was included in Control or Affiliate Investment categories, respectively.

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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events Not Disclosed Elsewhere
On July 31, 2018, the Company’s Board declared a distribution of $0.34 per share for the third quarter of 2018, payable on September 28, 2018, to stockholders of record as of September 14, 2018.

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
Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments in middle-market companies in the United States. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically, and as of June 30, 2018, constituted the bulk of our portfolio companies since inception. We believe that this market segment will continue to produce significant investment opportunities for us.
We execute our investment strategy, in part, through SBIC I LP, a licensee under the SBA's SBIC program. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see "Item 1. Business—Regulation—Small Business Investment Company Regulation”. On a stand-alone basis, SBIC I LP held approximately $249.6 million and $251.6 million in assets at June 30, 2018 and December 31, 2017, respectively, which accounted for approximately 64% and 70% of our total consolidated assets, respectively.
We generate revenue in the form of interest income on debt investments, and capital gains and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of June 30, 2018, floating rate and fixed rate loans comprised 77% and 23%, respectively, of our current debt investment portfolio at fair value. We expect to make quarterly distributions, such that we distribute substantially all of our ICTI. In addition, although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.
Further, we have elected to be taxed as a RIC under the Code. As a RIC, we are not required to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our ICTI. We are required to recognize ICTI in circumstances in which we have not received a corresponding payment in cash. For example, we hold debt obligations that are treated under applicable tax rules as issued at a discount and debt instruments with PIK interest, and we must include in ICTI each year the portion of the discount and PIK interest that accrues for that year (as it accrues over the life of the obligation), irrespective of the fact the cash representing such income is received by us in that taxable year. The continued recognition of non-cash ICTI may cause difficulty in meeting the Annual Distribution Requirement. We may be required to sell investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities to meet this requirement. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
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
Critical Accounting Policies and Significant Estimates
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see "Item 8. Financial Statements - Notes to Financial Statements - Note 2" and "Management's Discussion and Analysis - Critical Accounting Policies and Significant Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2017.
Fair value estimates. As of June 30, 2018, approximately 92% of our total assets were carried on the consolidated balance sheets at fair value. As described in “Item 1. Financial Statements—Note 5”, we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair values of our investments. The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate and EBITDA multiple inputs used in our debt and equity investment valuations at June 30, 2018 (dollar amounts in thousands):

	Fair Value at June 30, 2018	Weighted average discount rate/EBITDA multiple at June 30, 2018	Discount rate sensitivity		EBITDA multiple sensitivity
Valuation Method / Investment Type			-10% Weighted average	+10% Weighted average	+0.5x	-0.5x
Discounted cash flow
Debt investments:
Senior Secured	$205,917	13.15%	$210,374	$199,684	N/A	N/A
Subordinated	$63,374	14.59%	$64,667	$61,294	N/A	N/A

Enterprise value
Debt investments:
Subordinated	$2,286	6.75x	N/A	N/A	$2,478	$2,095

Equity investments:
Preferred equity	$14,717	7.49x	N/A	N/A	$16,098	$13,713
Common equity and warrants	$21,601	6.41x	N/A	N/A	$24,681	$17,639
The table above presents the impact to our debt and equity investment fair value accounting measures by uniformly modifying our discount rate and EBITDA valuation inputs, as applicable. The discount rate sensitivity measures included in the table do not present the estimated effect of hypothetical changes in actual, observed interest rates, which would affect the cash flows from many of the underlying investments as they are indexed to LIBOR, the operating environment of many of our portfolio companies, and other factors, as well as our estimates of the discount rate valuation input. The effect of hypothetical changes in actual, observed interest rates on our fair value measures is not subject to reasonable estimation.

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

•
The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1–Financial Statements–Note 3.

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
Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2018, the fair value of our debt investment portfolio totaled $326.5 million in 38 portfolio companies, of which 80% and 20% were senior secured loans and subordinated loans, respectively, and approximately $36.3 million in equity investments, at fair value, in 17 portfolio companies in which we also held debt investments and four portfolio companies in which we solely held an equity investment. We had unfunded commitments of $10.8 million to four portfolio companies at June 30, 2018. Set forth in the tables and charts below is selected information with respect to our portfolio as of June 30, 2018, and December 31, 2017.
The following table summarizes the composition of our investment portfolio as of June 30, 2018, and December 31, 2017 (dollar amounts in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$260,078	$260,851	$196,020	$195,112
Subordinated debt investments	75,633	65,661	63,031	51,198
Preferred equity	19,416	14,718	24,103	19,200
Common equity and warrants	10,948	21,602	6,821	11,989
	$366,075	$362,832	$289,975	$277,499
Total number of portfolio companies	42	42	37	37

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $20,970 and $21,423 at June 30, 2018, respectively, and $21,709 and $21,919, at December 31, 2017, respectively

The following table shows the portfolio composition by geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio companies' corporate headquarters (dollar amounts in thousands):

	Amortized Cost				Fair Value
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
South - US	$144,040	39.4%	$126,123	43.5%	$148,097	40.8%	$124,699	44.9%
Northeast - US	90,822	24.8	106,506	36.7	76,975	21.2	91,012	32.8
West - US	92,396	25.2	32,976	11.4	92,529	25.5	33,097	11.9
Midwest - US	38,817	10.6	20,431	7.0	45,231	12.5	24,621	8.9
Canada	—	—	3,939	1.4	—	—	4,070	1.5
Total	$366,075	100.0%	$289,975	100.0%	$362,832	100.0%	$277,499	100.0%
As of June 30, 2018, our investment portfolio’s three largest industries by fair value, were (1) Manufacturing (16.4%) (2) Wholesale Trade (13.5%), and (3) Other Services (except Public Administration) (11.2%), totaling approximately 41.2% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4."
The following table presents our debt investment portfolio by investment size as of June 30, 2018, and December 31, 2017 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Up to $4,000	$19,980	6.0%	$28,403	10.9%	$22,076	6.7%	$24,745	10.1%
$4,001 to $7,000	55,444	16.5	53,271	20.5	43,633	13.4	45,765	18.6
$7,001 to $10,000	92,226	27.5	84,596	32.7	81,743	25.0	84,026	34.1
$10,001 to $13,000	23,599	7.0	37,706	14.6	33,844	10.4	38,033	15.4
Greater than $13,000	144,462	43.0	55,075	21.3	145,216	44.5	53,741	21.8
Total	$335,711	100.0%	$259,051	100.0%	$326,512	100.0%	$246,310	100.0%
The following table displays the composition of our performing debt investment portfolio by weighted average yield as of June 30, 2018, and December 31, 2017:

	June 30, 2018			December 31, 2017
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	1.8%	—%	1.3%	2.0%	—%	1.6%
8% - 10%	6.0	—	4.9	26.7	—	21.1
10% - 12%	45.2	6.0	37.6	38.4	11.5	32.7
12% - 14%	31.2	62.8	37.4	10.1	50.8	18.6
Greater than 14%	15.8	31.2	18.8	22.8	37.7	26.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt investments (1)	11.85%	13.94%	12.26%	11.76%	13.40%	12.11%
Weighted average yield - total debt investments (2)	11.85%	11.66%	11.80%	11.76%	11.05%	11.59%
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
The weighted average yield on total investments was 11.06% and 10.35% at June 30, 2018 and December 31, 2017, respectively. Weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
The weighted average yield increased from 12.11% at December 31, 2017 to 12.26% at June 30, 2018, primarily due to an increase in LIBOR, the principle index for our variable-rate debt investments during the six months ended June 30, 2018,
As of June 30, 2018, and December 31, 2017, floating rate loans at fair value were 77% and 76% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 23% and 24% of our debt investment portfolio, respectively.
Investment Activity
The following is a summary of our investment activity for the three and six months ended June 30, 2018 and 2017 (dollar amounts in millions).

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$44.2	$—	$112.6	$4.6
Investments in existing portfolio companies
Follow-on investments	2.8	—	26.4	0.3
Delayed draw and revolver funding	—	—	1.4	—
Total investments in existing portfolio companies	2.8	—	27.8	0.3
Total investments in new and existing portfolio companies	$47.0	$—	$140.4	$4.9
Number of new portfolio company investments	5	—	13	4
Number of existing portfolio company investments	1	—	7	1

Proceeds/distributions from principal payments/ equity investments	$6.2		$19.2
Proceeds from investments sold or redeemed	11.8	2.4	38.9	3.5
Total proceeds from principal payments, equity distributions and investments sold	$18.0	$2.4	$58.1	$3.5
Notable investments in new portfolio companies during the six months ended June 30, 2018, include Online Tech Stores, LLC ($16.1 million subordinated loan), 3rd Rock Gaming, LLC (dba Planet Bingo) ($21.6 million senior secured loan and $2.5 million common equity), and Performance Team, LLC ($20.3 million senior secured loan).
The weighted-average yield of debt investments in new portfolio companies during the six months ended June 30, 2018, was 11.47%.
In June 2018, our subordinated debt and equity investments with a cost basis of $3.5 million and $2.2 million in Southern Technical Institute, LLC were restructured and exchanged for a reduced subordinated debt and a new class of common equity recognized with a cost and fair value of $-0-. We recognized a realized losses of $5.6 million in related to this restructuring, of which $4.4 million was recognized as an unrealized loss at December 31, 2017.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$58.8	$0.3	$58.8	$0.3
Investments in existing portfolio companies
Follow-on investments	6.5	0.5	12.1	0.5
Delayed draw and revolver funding	—	—	0.5	—
Total investments in existing portfolio companies	6.5	0.5	12.6	0.5
Total investments in new and existing portfolio companies	$65.3	$0.8	$71.4	$0.8
Number of new portfolio company investments	9	—	9	1
Number of existing portfolio company investments	4	—	9	1

Proceeds/distributions from principal payments/ equity investments	$19.4	$—	$51.4	$—
Proceeds from investments sold or redeemed	—	—	—	2.4
Total proceeds from principal payments, equity distributions and investments sold	$19.4	$—	$51.4	$2.4
In December 2017, the Company's investment in Jobson Healthcare Information, LLC ("Jobson") was restructured, whereby the lender group, including the Company, purchased all the outstanding equity of Jobson for a nominal purchase price. During the six months ending June 30, 2018, we sold our debt and equity securities in Jobson and realized a loss of $3,931, $2,786 of which we had recognized as unrealized losses as of December 31, 2017.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2017. The following table shows the classification of our debt investments portfolio by credit risk rating as of June 30, 2018, and December 31, 2017 (dollar amounts in thousands):

	Amortized Cost				Fair Value
Risk Category	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
1 (Low Risk)	$—	—%	$—	—%	$—	—%	$—	—%
2 (Below Average Risk)	3,818	1.1	3,823	1.5	3,844	1.2	3,755	1.5
3 (Average)	301,135	89.8	220,332	85.0	302,503	92.6	222,027	90.1
4 (Special Mention)	18,355	5.5	19,114	7.4	17,879	5.5	16,454	6.7
5 (Substandard)	—	—	4,692	1.8	—	—	2,873	1.2
6 (Doubtful)	12,403	3.7	11,090	4.3	2,286	0.7	1,201	0.5
7 (Loss)	—	—	—	—	—	—	—	—
	$335,711	100.1%	$259,051	100.0%	$326,512	100.0%	$246,310	100.0%
Changes in the distribution of our debt investments across risk categories, were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized losses on restructuring, within the categories, including a realized loss of $3.5 million on the restructuring of Southern Technical Institute, LLC, the change in Master Cutlery to risk category 6 with an amortized cost and fair value of $4.8 million and $2.3 million, respectively, and other investment activity.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $12,403 and $2,286 at June 30, 2018, and $11,090 and $1,201 at December 31, 2017, respectively.

Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue in the form of interest income on debt investments and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of June 30, 2018, floating rate and fixed rate loans comprised 77% and 23%, respectively, of our debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our investments provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain portfolio companies, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
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

We do not believe that our historical operating performance is necessarily indicative of our future results of operations that we expect to report in future periods. We are primarily focused on investments in middle-market companies in the United States, including debt investments and, to a lesser extent, equity investments, including warrants and other minority equity securities, which differs to some degree from our historical investment concentration, in senior secured loans to middle-market companies in the United States. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. In addition, SBIC I L.P. is subject to regulation and oversight by SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.
Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.
Comparison of the three and six months ended June 30, 2018, and 2017
Consolidated operating results for the three and six months ended June 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
Interest income:
Cash interest income	$8,971	$6,235	$16,684	$12,850
Net Loan Fee amortization	308	327	583	668
Other interest income	65	72	159	83
Total interest income	9,344	6,634	17,426	13,601
PIK income:
PIK interest income	233	335	606	649
Preferred equity PIK dividends	201	397	540	780
Total PIK income	434	732	1,146	1,429
Dividend income:
Preferred equity cash dividends	94	32	257	65
Common equity dividends	—	150	—	240
Total dividend income	94	182	257	305
Fee income:
Management, valuation and syndication	388	42	421	84
Prepayment and other	18	388	31	593
Total fee income	406	430	452	677
Total investment income	10,278	7,978	19,281	16,012
Total expenses, net of incentive fee waiver	5,720	3,662	10,907	8,356
Net investment income	4,558	4,316	8,374	7,656
Net gain (loss) on investments	437	(6,597)	114	(5,071)
Net increase in net assets resulting from operations	$4,995	$(2,281)	$8,488	$2,585
Interest and PIK income by debt investment type for the three and six months ended June 30, 2018 and 2017, is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income and PIK interest income:
Senior secured debt investments	$7,421	$5,069	$13,771	$10,448
Subordinated debt investments	2,156	1,900	4,261	3,802
Total interest income and PIK interest income	9,577	6,969	18,032	14,250
Less: acceleration of Net Loan Fees	(110)	(128)	(123)	(272)
Recurring interest income and PIK interest income	$9,467	$6,841	$17,909	$13,978
We consider our interest income, other than acceleration of Net Loan Fees recognized upon the repayment of a loan, and PIK interest income to be recurring in nature. Recurring interest income and PIK interest income increased by $2.6 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, due to a $2.2 million increase caused by an approximately $76 million increase in the average outstanding performing loan balance and a $0.4 million increase resulting from a 57 basis point increase in the recurring earned yield on our portfolio.
Recurring interest income and PIK interest income increased by $3.9 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due to a $3.1 million increase caused by an approximately $53 million increase in the average outstanding performing loan balance and a $0.8 million increase resulting from a 59 basis point increase in the recurring earned yield on our portfolio.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees generally result from periodic transactions transactions rather than from holding portfolio investments and are considered to be non-recurring. Syndication fees of $353,000 included in management, valuation and syndication fees for the three and six months ended June 30, 2018, resulted from approximately $38 million in loan originations during that period which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated. The accelerations of Net Loans Fees for the three and six months ended June 30, 2018, resulted from unscheduled principal payments of $7.5 million and $7.9 million, respectively.
Fee income decreased by $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a $0.2 million decrease in prepayment fees, offset by a $0.1 million increase in syndication fees. We recorded prepayment fees of $0.2 million resulting from $11.3 million of unscheduled principal payments during the three months ended June 30, 2017 compared to prepayment fees of $0.4 million resulting from $12.7 million of unscheduled principal payments we recorded during the three months ended June 30, 2016. We recorded syndication fees of $0.2 million in connection with the closing of $18.3 million of investments during the three months ended June 30, 2017 compared to syndication fees of $0.1 million in connection on the closing of $5.0 million of investments during the three months ended June 30, 2016.
Fee income decreased by $0.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $0.5 million decrease in prepayment fees, offset by a $0.1 million increase in syndication fees. We recorded prepayment fees of $0.4 million resulting from $28.2 million of unscheduled principal payments during the six months ended June 30, 2017 compared to prepayment fees of $0.9 million resulting from $24.9 million of unscheduled principal payments we recorded during the six months ended June 30, 2016. We recorded syndication fees of $0.2 million in connection with the closing of $18.3 million of investments during the six months ended June 30, 2017 compared to syndication fees of $0.1 million in connection with the closing of $6.2 million of investments during the six months ended June 30, 2016.
Operating expenses for the three and six months ended June 30, 2018 and 2017, are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$2,169	$1,339	$3,803	$2,726
Management fees	1,548	1,224	2,908	2,416
Incentive fee	1,135	(22)	1,871	1,159
Professional fees	200	293	401	556
Administration fee	358	307	941	708
Other expenses	310	521	1,005	791
Total expenses before incentive fee waiver	5,720	3,662	10,929	8,356
Incentive fee waiver	—	—	(22)	—
Total expenses, net of incentive fee waiver	$5,720	$3,662	$10,907	$8,356
Interest expense for the three and six months ended June 30, 2018 increased over the corresponding period in the prior year primarily due to an increase in borrowings under our PWB Credit Facility and the issuance of the Unsecured Notes. The average borrowings outstanding under the PWB Credit Facility and Unsecured Notes during the three and six months ended June 30, 2018 is summarized below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PWC Credit Facility	$7.1	$0.7	$14.7	$3.2
Unsecured Notes	41.5	—	20.9	—
Management fee expense for the three and six months ended June 30, 2018 and 2017, increased over the corresponding periods in the priors years due to an increase in our average total assets in both periods, primarily due to an increase in net investment activity. Management fee expense for the 2017 periods was also impacted by the deployment of funds from the Offering.
The $1.2 million increase in incentive fee expense for the three months ended June 30, 2018, compared to the corresponding quarter in the prior year was attributable to the reduction in incentive fees in the three months ended June 30, 2017, that resulted from the share-issuance adjustment to the incentive fee related to the Offering. Additionally, the incentive fee for the three months ended June 30, 2017, included a $0.3 million reversal of accrued Capital Gain Fees, which did not recur in the three or six months ended June 30, 2018. We accrue the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive; the accrued Capital Gain Fee was $-0- at June 30, 2017, and at subsequent quarter ends. On May 1, 2018, OFS Advisor irrevocably waived Income Incentive Fees of approximately $22 thousand related to net investment income, that it would otherwise be entitled to under the Investment Advisory Agreement for the three months ended March 31, 2018.
Administration fee expense for the six months ended June 30, 2018 increased $0.2 million over the corresponding period in the prior year primarily due to an increase in our allocable portion of OFS Services’s overhead in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions.
Other expenses for the six months ended June 30, 2018, increased over the corresponding period in the prior year primarily due to legal and other offering costs incurred during the first quarter of 2018 in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions. Other expenses increased by $0.2 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to the write-off of deferred common stock offering costs in connection with the expiration of a related shelf registration statement.
Net Gain (Loss) on Investments
Net gain (loss) by investment type for the three and six months ended June 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Senior secured debt	$(1,675)	$(2,647)	$(1,396)	$(4,237)
Subordinated debt	(208)	(2,131)	(1,608)	(2,354)
Preferred equity	(573)	(310)	(1,685)	2,679
Common equity and warrants	2,893	(1,509)	4,803	(1,159)
Net gain (loss) on investments	$437	$(6,597)	$114	$(5,071)
Three and six months ended June 30, 2018
We recognized net losses of $1.7 million on senior secured debt during the three months ended June 30, 2018, primarily as a result of an additional net loss of $1.2 million from the sale of Jobson Healthcare Information, LLC. Additional unrealized losses of $0.5 and $0.2 million for the three and six months ended June 30, 2018 were primarily a result of the net negative impact of portfolio company-specific performance factors and the impact of changes to certain market loan indices.
We recognized net losses of $0.2 million on subordinated debt during the three months ended June 30, 2018, primarily due to unrealized depreciation of $0.3 million recognized on our subordinated debt investment in Master Cutlery, LLC, which was placed on non-accrual during the second quarter of 2018 and written down to a fair value of $2.3 million at June 30, 2018. We recognized net losses of $1.6 million for the six months ended June 30, 2018, primarily as a result of a realized loss of $3.5 million on Southern Technical Institute, LLC and net unrealized gains of $1.7 million primarily as a result of net positive impact of portfolio company-specific performance factors and the impact of changes to certain market loan indices.
We recognized net losses of $0.6 million on preferred equity investments for the three months ended June 30, 2018, primarily as a result of unrealized depreciation on certain portfolio investments due to the net negative impact of portfolio company-specific performance factors. We recognized net losses of $1.7 million for the six months ended June 30, 2018, primarily due to a $1.0 million unrealized loss on My Alarm Center Class B Preferred and a $1.2 million unrealized loss in TRS Services, LLC Class A units.
We recognized net gains of $2.9 million on common equity and warrant investments for the three months ended June 30, 2018, primarily as a result of unrealized appreciation stemming from the positive impact of portfolio company-specific performance factors. We recognized net gains of $4.8 million on common equity and warrant investments for the six months ended June 30, 2018, primarily as a result of a $2.0 million unrealized gain in Pfanstiehl Holdings, Inc. and a $2.2 million unrealized gain in Contract Datascan Holdings, Inc.

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
We recognized net losses of $4.2 million on senior secured debt during the six months ended June 30, 2017, primarily as a result of the negative impact of portfolio company-specific performance factors, including an unrealized loss of $5.1 million recognized on our senior secured debt investment in My Alarm Center, LLC partially offset by the positive impact of changes to certain market loan indices. A cumulative unrealized loss of $5.0 million at June 30, 2017, on My Alarm Center, LLC was realized subsequent to June 30, 2017 upon restructure of the senior secured debt investment and will be reflected in our third quarter financial statements.
We recognized net losses of $2.1 million on subordinated debt during the three months ended June 30, 2017, primarily as a result of the negative impact of portfolio company-specific performance factors, including an unrealized loss of $1.4 million recognized on our subordinated debt investment in Community Intervention Services, Inc., which was placed on non-performing during 2016.
We recognized net losses of $2.4 million on subordinated debt during the six months ended June 30, 2017, primarily as a result of the net negative impact of portfolio company-specific performance factors, including an unrealized loss of $2.1 million recognized on our subordinated debt investment in Community Intervention Services, Inc., which was placed on non-performing during 2016.
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
Liquidity and Capital Resources
At June 30, 2018, we held cash and cash equivalents of $22.7 million, which includes cash and cash equivalents of $20.6 million held by SBIC I LP, our wholly owned SBIC. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to OFS Capital Corporation as parent company (the "Parent"). Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings of SBIC I LP. During the six months ended June 30, 2018, the Parent received $11.4 million in cash distributions from SBIC I LP. At June 30, 2018, the Parent had $7.6 million of cash and cash equivalents available for general corporate activities, including $5.5 million held by SBIC I LP that was available for distribution to it. Additionally, the Parent had available borrowings of $42.0 million under our PWB Credit Facility at June 30, 2018.
Sources and Uses of Cash and Cash Equivalents
We generate cash through operations from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment. As discussed in "Item 1.–Financial Statements–Note 3," we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which includes investment income that we have not received in cash. In addition, we must distribute substantially all our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. Historically, our distributions have been in excess of taxable income, and we have limited history of net taxable gains. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving line of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash from net investment income	$8,529	$5,463
Cash received from realized gains	518	899
Net purchases and originations portfolio investments	(83,913)	(19,309)
Net cash provided by (used in) operating activities	(74,866)	(12,947)

Proceeds from common stock offering, net of expenses	—	53,448
Cash distributions paid(1):
From net investment income	(9,008)	(6,486)
From realized gains	(4,887)	(1,254)
Net repayments on PWB Credit Facility	(9,600)	(3,500)
Net proceeds from issuance of Unsecured Notes	48,247	—
Other financing	(173)	—
Increase (decrease) in cash and cash equivalents	$(50,287)	$29,261

(1)
The determination of the tax attributes of our distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. The 2018 distribution from realized gains represents a special dividend of undistributed net long-term capital gains that we realized in 2017. See "Item 1–Financial Statements–Note 10."

Cash from net investment income
Cash from net investment income increased $3.1 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 principally due to an increase in collected interest income caused by a 56 basis point increase in average cash coupon and a $54.2 million increase in average outstanding principal.
Cash received from realized gains
Cash received on realized gains may differ from realized gains in the statement of operations due to delays in the receipt of sale proceeds related to escrow and earn-out provisions in the investment sales transactions.
Net purchases and originations portfolio investments
During the six months ended June 30, 2018, net purchases and originations of portfolio investments were primarily due to $145.2 million of cash we used to purchase portfolio investments, offset by $61.3 million of cash we received from amortized cost repayments on our portfolio investments. During the six months ended June 30, 2017, net repayments were due to $51.4 million of cash we received from principal payments on our portfolio investments, offset by $72.2 million of cash we used to purchase portfolio investments. See "—Portfolio Composition and Investment Activity–Investment Activity."
Borrowings
SBA Debentures
SBIC I LP has a SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of June 30, 2018 and 2017, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA.
On a stand-alone basis, SBIC I LP held $249.6 million, and $251.6 million in assets at June 30, 2018, and December 31, 2017, respectively, which accounted for approximately 64% and 70% of the Company’s total consolidated assets, respectively.

SBIC I LP is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. If SBIC I LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit SBIC I LP’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC I LP from making new investments.
We have received exemptive relief from the SEC effective November 26, 2013, which permits us to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 200% asset coverage ratio under the 1940 Act, allowing for greater capital deployment.
PWB Credit Facility
We are party to a BLA with Pacific Western Bank, as lender, to provide us with a senior secured revolving credit facility, or PWB Credit Facility, which is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments (as defined in the BLA) and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and the Company’s partnership interests in SBIC I LP and OFS SBIC I, GP. The PWC Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.25% floor, and includes an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion.
On March 7, 2018 the BLA was amended to, among other things, increase the maximum amount available under the PWB Credit Facility from $35 million to $50 million, extend the maturity date from October 31, 2018 to January 31, 2020, and change the interest rate floor from 5.00% to 5.25%. We incurred deferred debt issuance costs of $0.2 million in connection with the amendment.
As of June 30, 2018, we had $8.0 million outstanding at a variable interest rate of 5.50% per annum, and $42.0 million available for use under the PWB Credit Facility.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of June 30, 2018, the Company was in compliance with the applicable covenants.
Unsecured Notes
In April 2018, we closed the public offering of $50.0 million in aggregate principal amount of our 6.375% notes due 2025 (the "Unsecured Notes"). The total net proceeds to us from the Unsecured Notes, after deducting underwriting discounts of approximately $1.6 million and estimated offering expenses of $0.4 million, were approximately $48.0 million. The Unsecured Notes will mature on April 30, 2025 and bear interest at a rate of 6.375%. The Unsecured Notes are unsecured obligations of the Company and rank pari passu with our existing and future unsecured subordinated indebtedness; effectively subordinated to all of our existing and future secured unsubordinated indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, including the SBA-guaranteed debentures The Unsecured Notes may be redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2020 at the redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest. Interest on the Unsecured Notes is payable quarterly on January 31, April 30, July 31, and October 31 of each year. The Unsecured Notes are listed on the Nasdaq Global Select Market under the trading symbol “OFSSL.” We may from time to time repurchase Unsecured Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2018, the outstanding principal balance of the Unsecured Notes was $50.0 million.
The indenture governing the Unsecured Notes, or the “Indenture,” contains certain covenants, including covenants (i) requiring our compliance with Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) after such borrowings; (ii) requiring our compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for us to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if our asset coverage, as defined in the 1940 Act, were below 200% (or 150% if certain requirements are met) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring us to provide financial information to the holders of the Unsecured Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at June 30, 2018), of at least 200% (or 150% if certain conditions are met). We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. Under the Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company expects the Stock Repurchase Program to be in place through May 22, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. No shares of common stock were repurchased during the three months ended June 30, 2018.
Information about our senior securities is shown in the following table as of June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

Class and Year	Total Amount Outstanding (1)	Asset Coverage Ratio(2)
PWB Credit Facility
June 30, 2018	$8,000	406%
December 31, 2017	$17,600	1,154%
Unsecured Notes
June 30, 2018	$50,000	406%
Small Business Administration Debentures (SBIC I LP) (3)
June 30, 2018	$149,880	$—
December 31, 2017	$149,880	$—

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

(3)	The Small Business Administration Debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of June 30, 2018 (in thousands):

	Payments due by period
Contractual Obligation (1)	Total	Less than year	1-3 years (2)	3-5 years	After 5 years (2)
PWB Credit Facility	$8,000	$—	$8,000		$—
Unsecured Notes	50,000	—	—	—	50,000
SBA Debentures	149,880	—	—	14,000	135,880
Total	$207,880	$—	$8,000	$14,000	$185,880

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	The PWB Credit Facility is scheduled to mature on January 31, 2020. The SBA debentures are scheduled to mature between September 2022 and 2025. The Unsecured Notes are scheduled to mature in 2025.
We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $10.8 million in unfunded commitments to four portfolio companies at June 30, 2018.
Distributions
We are taxed as a RIC under the Code. In order to maintain our status as a RIC, we are required to distribute annually to its stockholders at least 90% of our investment company taxable income ("ICTI"), as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. Maintenance of our RIC status also requires adherence to certain source of income and asset diversification requirements. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
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
Recent Developments
On July 31, 2018, our Board declared a distribution of $0.34 per share for the third quarter of 2018, payable on September 28, 2018, to stockholders of record as of September 14, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, 77% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2018, all of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding SBA debentures bear interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.25% interest rate floor.
Assuming that the interim and unaudited consolidated balance sheet as of June 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands).

Basis point increase	Interest income	Interest expense	Net increase
50	$1,679	$41	$1,638
100	2,959	81	2,878
150	4,239	122	4,117
200	5,519	162	5,357
250	6,799	203	6,596

Basis point decrease	Interest income	Interest expense	Net decrease
50	$(881)	$41	$(922)
100	(2,156)	—	(2,156)
150	(2,807)	—	(2,807)
200	(2,893)	—	(2,893)
250	(2,906)	—	(2,906)

Item 4. Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness identified in the fourth quarter of 2017 related to the design and operating effectiveness of controls over the reliability of financial information reported by portfolio companies that is used as financial inputs in the Company’s investment valuations, as disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017. To address this material weakness, we have taken steps to address the underlying causes of the material weakness as described below in “—Remediation Efforts.” Accordingly, we believe that the consolidated financial statements included in this quarterly report on Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Remediation Efforts
We are currently in the process of remediating the material weakness in our internal control over financial reporting as described above and are taking the necessary steps that we believe will address the underlying causes of the material weakness. Management has implemented policies and procedures to address the material weakness discussed above and to improve its internal control over reliability of financial information reported by portfolio companies that is used as financial inputs in the Company’s investment valuations. However, we have not completed the necessary testing of these formalized controls. While management believes the necessary steps have been taken, the identified material weakness in internal control will not be considered fully remediated until sufficient time has elapsed to provide evidence to validate that the new controls have been implemented and are operating effectively.
Changes in Internal Control over Financial Reporting
Other than as described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2018. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in "Part II, Item 1A. Rick Factors" in our Quarterly Report in Form 10-Q for the quarter ended March 31, 2018 (the "first Quarter"), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and first Quarter Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and first Quarter Report on Form 10-Q, which should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended June 30, 2018, we issued 1,684 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $20,000.
Issuer Purchases of Equity Securities
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. Under the Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company expects the Stock Repurchase Program to be in place through May 22, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the three months ended June 30, 2018, we repurchased -0- shares of common stock on the open market for under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (dollars in millions, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
May 22, 2018 through June 30, 2018	—	$—	$10.0

(1)	Excludes shares purchased on the open market and reissued in order to satisfy the DRIP obligation.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
4.1	First Supplemental Indenture dated as of April 16, 2018, between OFS Capital Corporation and U.S. Bank National Association, as Trustee	POS-EX 333-217302	April 16, 2018

4.2	Form of Global Note with respect to the 6.375% Notes due 2025	POS-EX 333-217302	April 16, 2018

11.1	Computation of Per Share Earnings			+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the consolidated statements of operations contained in this report
*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2018	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer