Form 10-Q
period 2018-09-30
OFS Capital Corp
filed 2018-11-02
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 1, 2018 was 13,352,824.

OFS CAPITAL CORPORATION

Defined Terms
We have used "we," "us," "our," "our company" and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
April 2017 Offering	The April 2017 follow-on public offering 3,625,000 shares of our common stock at an offering price of $14.57 per share.
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
OCCI	OFS Credit Company Income, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the 1940 Act
OFS Capital WM	OFS Capital WM, LLC, a wholly owned investment company subsidiary of the Company
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income.
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration

Term	Explanation or Definition
SBCAA	Small Business Credit Availability Act
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Transaction Price	The cost of an arm's length transaction occuring in the same security
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025
Unsecured Notes Due October 2025	The Company’s $46.0 million aggregate principal amount of 6.5% notes due October 30, 2025

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
Although we believe that the assumptions on which these forward-looking statements are based on and are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $281,575 and $209,360, respectively)	$272,764	$197,374
Affiliate investments (amortized cost of $106,754 and $70,402, respectively)	112,305	69,557
Control investment (amortized cost of $10,306 and $10,213, respectively)	10,964	10,568
Total investments at fair value (amortized cost of $398,635 and $289,975, respectively)	396,033	277,499
Cash and cash equivalents	6,043	72,952
Interest receivable	2,637	2,734
Prepaid expenses and other assets	3,825	4,593
Total assets	$408,538	$357,778

Liabilities
Revolving line of credit	$17,000	$17,600
SBA debentures (net of deferred debt issuance costs of $2,375 and $2,657, respectively)	147,505	147,223
Unsecured notes (net of deferred debt issuance costs of $1,688 and $0, respectively)	48,312	—
Interest payable	976	1,596
Payable to adviser and affiliates (Note 3)	3,348	2,463
Payable for investments purchased	6,777	—
Accrued professional fees	686	433
Other liabilities	336	127
Total liabilities	224,940	169,442

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2018, and December 31, 2017, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,352,824 and 13,340,217 shares issued and outstanding as of September 30, 2018, and December 31, 2017, respectively	134	133
Paid-in capital in excess of par	187,846	187,398
Accumulated undistributed net investment income	7,599	9,404
Accumulated undistributed net realized gain (loss)	(9,120)	3,881
Net unrealized depreciation on investments	(2,861)	(12,480)
Total net assets	183,598	188,336

Total liabilities and net assets	$408,538	$357,778

Number of shares outstanding	13,352,824	13,340,217
Net asset value per share	$13.75	$14.12

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
Interest income:
Non-control/non-affiliate investments	$7,424	$5,485	$19,508	$14,520
Affiliate investments	2,455	1,601	7,308	5,089
Control investment	255	236	744	1,302
Total interest income	10,134	7,322	27,560	20,911
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	178	350	524	976
Affiliate investments	308	394	1,054	1,120
Control investment	28	27	82	104
Total payment-in-kind interest and dividend income	514	771	1,660	2,200
Dividend income:
Non-control/non-affiliate investments	—	—	—	50
Affiliate investments	—	33	130	118
Control investment	58	92	185	262
Total dividend income	58	125	315	430
Fee income:
Non-control/non-affiliate investments	251	679	664	1,027
Affiliate investments	7	208	12	431
Control investment	18	17	52	135
Total fee income	276	904	728	1,593
Total investment income	10,982	9,122	30,263	25,134
Expenses
Interest expense	2,393	1,503	6,196	4,229
Management fee	1,678	1,310	4,586	3,726
Incentive fee	1,170	1,090	3,041	2,249
Professional fees	458	284	859	840
Administration fee	311	274	1,252	982
Other expenses	282	259	1,287	1,050
Total expenses before incentive fee waiver	6,292	4,720	17,221	13,076
Incentive fee waiver (see Note 3)	—	—	(22)	—
Total expenses, net of incentive fee waiver	6,292	4,720	17,199	13,076
Net investment income	4,690	4,402	13,064	12,058
Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	—	(5,204)	(5,003)	(5,041)
Net realized gain (loss) on affiliate investments	—	3,617	(4,018)	4,491
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	(923)	1,196	2,925	(7,350)
Net unrealized appreciation (depreciation) on affiliate investments	1,223	(2,901)	6,396	(2,243)
Net unrealized appreciation on control investment	189	65	303	1,845
Net gain (loss) on investments	489	(3,227)	603	(8,298)
Net increase in net assets resulting from operations	$5,179	$1,175	$13,667	$3,760
Net investment income per common share – basic and diluted	$0.35	$0.33	$0.98	$1.00
Net increase in net assets resulting from operations per common share – basic and diluted	$0.39	$0.09	$1.02	$0.31
Distributions declared per common share	$0.34	$0.34	$1.05	$1.02
Basic and diluted weighted average shares outstanding	13,350,484	13,331,690	13,346,630	12,089,895

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Increase in net assets resulting from operations:
Net investment income	$13,064	$12,058
Net realized loss on investments	(9,021)	(550)
Net unrealized appreciation (depreciation) on investments	9,624	(7,748)
Net increase in net assets resulting from operations	13,667	3,760

Distributions to stockholders from:
Accumulated net investment income	(13,513)	(12,362)
Accumulated net realized gain (loss)	(5,036)	—
Total distributions to stockholders	(18,549)	(12,362)

Common stock transactions:
Public offering of common stock, net of expenses	—	53,348
Reinvestment of stockholder distributions	144	132
Net increase in net assets resulting from capital transactions	144	53,480

Net increase (decrease) in net assets	(4,738)	44,878

Net assets:
Beginning of period	188,336	143,778
End of period	$183,598	$188,656

Accumulated undistributed net investment income	$7,599	$6,942

Common stock activity:
Public offering of common stock	—	3,625,000
Common stock issued from reinvestment of stockholder distributions	12,607	9,554
Common stock issued and outstanding at beginning of period	13,340,217	9,700,297
Common stock issued and outstanding at end of period	13,352,824	13,334,851

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$13,667	$3,760
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	9,021	550
Net unrealized depreciation (appreciation) on investments	(9,624)	7,748
Amortization of Net Loan Fees	(992)	(1,187)
Amendment fees collected	79	112
Payment-in-kind interest and dividend income	(1,659)	(2,199)
Amortization of deferred debt issuance costs	532	402
Amortization of intangible asset	146	147
Purchase and origination of portfolio investments	(185,806)	(114,663)
Proceeds from principal payments on portfolio investments	34,891	86,527
Proceeds from sale or redemption of portfolio investments	42,659	7,456
Changes in other operating assets and liabilities:
Interest receivable	97	(12)
Interest payable	(620)	(1,204)
Payable to adviser and affiliates	885	228
Other assets and liabilities	797	(147)
Net cash used in operating activities	(95,927)	(12,482)

Cash flows from financing activities
Proceeds from common stock offering, net of expenses	—	53,423
Distributions paid to stockholders	(18,405)	(12,231)
Borrowings under revolving line of credit	70,500	28,000
Repayments under revolving line of credit	(71,100)	(20,400)
Issuance of unsecured notes	48,247	—
Other financing activities	(224)	(101)
Net cash provided by financing activities	29,018	48,691
Net increase (decrease) in cash and cash equivalents	(66,909)	36,209
Cash and cash equivalents — beginning of period	72,952	17,659
Cash and cash equivalents — end of period	$6,043	$53,868

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,284	$5,031
Distributions paid by issuance of common stock	144	132

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
September 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Baymark Health Services, Inc.	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		10.35%	(L +8.25%)	3/22/2018	3/1/2025	$4,000	$3,963	$3,947	2.1%

Carolina Lubes, Inc. (4)	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (8)		10.21%	(L +7.25%)	8/23/2017	8/23/2022	20,982	20,841	21,123	11.5
Senior Secured Loan (Revolver)		9.59%	(L +7.25%)	8/23/2017	8/23/2022	1,363	1,351	1,356	0.7
						22,345	22,192	22,479	12.2
Cirrus Medical Staffing, Inc. (4)	Temporary Help Services
Senior Secured Loan		10.63%	(L +8.25%)	3/5/2018	10/19/2022	13,026	12,886	12,770	7.0
Senior Secured Loan (Revolver)		10.63%	(L +8.25%)	3/5/2018	10/19/2022	128	128	125	0.1
						13,154	13,014	12,895	7.1
Community Intervention Services, Inc. (4) (6) (10) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.0% cash / 6.0% PIK	N/A	7/16/2015	1/16/2021	8,924	7,639	—	—

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.74%	(L +9.50%)	7/7/2015	5/8/2019	9,678	9,634	9,600	5.2

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		11.39%	(L +9.00%)	4/28/2017	4/21/2025	9,950	9,827	9,637	5.2

Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		8.99%	(L +6.75%)	9/28/2018	2/2/2026	1,781	1,790	1,790	—

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.00%	(L +6.75%)	7/17/2018	12/1/2025	3,185	3,181	3,181	1.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		9.17%	(L +7.00%)	8/22/2017	8/15/2025	$7,098	$7,173	$7,129	3.9%

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.0% cash / 1.0% PIK	N/A	7/13/2017	1/13/2023	8,897	8,828	8,783	4.8
Common Equity (71,250 Class A units) (10)				7/13/2017			713	726	0.4
						8,897	9,541	9,509	5.2
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		8.89%	(L +6.50%)	10/31/2011	8/27/2018 (5)	3,699	3,699	3,570	1.9

Envocore Holding, LLC (FKA LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		11.63%	(L +9.25%)	6/30/2017	6/30/2022	17,344	17,230	16,996	9.3
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	251	0.1
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	13	—
						17,344	17,543	17,260	9.4
GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		11.07%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,889	4,933	2.7
Common Equity (368,852 Class A units) (10)				12/29/2017			450	416	0.2
Common Equity (40,984 Class B units) (10)				12/29/2017			50	21	—
						5,000	5,389	5,370	2.9
JBR Clinical Research, Inc. (4) (8)	Research and Development in the Social Sciences and Humanities
Senior Secured Loan		9.34%	(L +6.25%)	8/2/2018	8/2/2023	13,100	13,100	13,100	7.1

MAI Holdings, Inc. (4)	Printing Machinery and Equipment Manufacturing
Senior Secured Loan		9.50%	N/A	6/21/2018	6/1/2023	5,000	5,000	4,978	2.7

Maverick Healthcare Equity, LLC (4)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (10)				12/10/2014			900	26	—
Common Equity (1,250,000 Class A units) (10)				12/10/2014			—	—	—
							900	26	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
My Alarm Center, LLC (4) (10) (13)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK				7/14/2017			$1,571	$1,316	0.7%
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	—	—
Preferred Equity (335 Class Z units)				9/12/2018			325	1,038	0.6
Common Equity (64,149 units)				7/14/2017			—	—	—
							3,094	2,354	1.3
O2 Holdings, LLC (4)	Fitness and Recreational Sports Centers
Senior Secured Loan		15.27%	(L +13.00%)	9/2/2016	9/30/2019	13,910	13,662	13,927	7.6

Online Tech Stores, LLC (4)	Stationary & Office Supply Merchant Wholesaler
Subordinated Loan		10.50% cash / 1.0% PIK	N/A	2/1/2018	8/1/2023	16,106	15,825	15,919	8.7

OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		10.14%	(L +6.25%)	8/10/2018	8/10/2023	7,100	7,031	7,031	3.8

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.00%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,334	6,383	3.5

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		9.85%	(L +7.75%)	9/24/2018	5/1/2026	4,969	4,987	4,987	2.7

Performance Team LLC (4)	General Warehousing and Storage
Senior Secured Loan		12.23%	(L +10.00%)	5/24/2018	11/24/2023	20,300	20,110	20,320	11.1

Planet Fitness Midwest LLC (4)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	6/16/2016	12/16/2021	5,000	4,971	5,025	2.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.5% PIK	N/A	9/30/2017	10/29/2021	$5,527	$5,467	$5,491	3.0%
Common Equity (499 units) (10) (13)				9/30/2017			499	280	0.2
						5,527	5,966	5,771	3.2
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.84%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,764	4,747	2.6

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			254	302	0.2

Security Alarm Financing Enterprises, L.P. (4) (14)	Security Systems Services (except Locksmiths)
Subordinated Loan		14.00% cash / 3.38% PIK	(L +15.00%)	10/14/2016	6/19/2020	12,694	12,636	12,790	7.0

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan (15)		13.70%	(L +11.50%)	1/25/2016	7/24/2020	8,863	8,801	8,787	4.8
Common Equity (5,000 Series C units) (10) (13)				3/31/2014			500	988	0.5
						8,863	9,301	9,775	5.3
Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	1,494	—	—	—
Other				6/27/2018			—	—	—
						1,494	—	—	—
SSH Group Holdings, Inc.,	Child Day Care Services
Senior Secured Loan		6.59%	(L +4.25%)	7/26/2018	7/30/2025	984	982	982	0.5
Senior Secured Loan		10.59%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,145	7,145	3.9
						8,200	8,127	8,127	4.4
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,654	0.9
						—	1,501	1,654	0.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.49%	(L +4.25%)	5/16/2018	12/11/2024	$640	$638	$634	0.3%
Senior Secured Loan		10.24%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,069	8,903	4.8
						9,713	9,707	9,537	5.1
The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		10.98%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,956	6,874	3.7
Senior Secured Loan (Delayed Draw)		10.98%		7/20/2018	12/22/2022	2,333	2,333	2,292	1.2
						9,333	9,289	9,166	4.9
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		10.46%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,975	7,083	3.9

United Biologics Holdings, LLC (4)	Medical Laboratories
Preferred Equity (151,787 units) (10)				4/16/2013			9	20	—
Warrants (29,374 units) (10)				7/26/12	3/05/2022 (12)		82	28	—
						—	91	48	—
Wand Intermediate I LP	Automotive Body, Paint, and Interior Repair and Maintenance
Senior Secured Loan		9.58%	(L +7.25%)	5/14/2018	9/19/2022	3,331	3,365	3,347	1.8

Total Non-control/Non-affiliate Investments						277,850	281,575	272,764	127.9
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		9.67%	(L +7.50%)	3/13/2018	3/12/2023	21,875	21,583	21,593	11.8
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	1,918	1.0
						21,875	24,130	23,511	12.8
All Metals Holding, LLC (4)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.0% cash / 1.0% PIK	N/A	12/31/2014	12/28/2021	19,451	18,932	19,609	10.7
Common Equity (797,443 units) (10)				12/31/2014			523	3,524	1.9
						19,451	19,455	23,133	12.6
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		11.00%	N/A	8/5/2015	2/5/2021	8,000	7,989	8,000	4.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Preferred Equity (3,061 Series A shares), 10% PIK (10)				8/5/2015			$4,792	$6,495	3.5%
Common Equity (11,273 shares) (10)				6/28/2016			104	2,678	1.5
						8,000	12,885	17,173	9.4
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (4) (8)		12.75%	(L +8.00%)	3/8/2018	3/8/2023	5,446	5,354	5,414	2.9
Common Equity (453 units) (10) (13)				3/8/2018			454	459	0.3
						5,446	5,808	5,873	3.2
Master Cutlery, LLC (4) (6) (10)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00%	N/A	4/17/2015	4/17/2020	5,102	4,764	1,683	0.9
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						5,102	8,247	1,683	0.9
NeoSystems Corp. (4)	Other Accounting Services
Subordinated Loan		10.50% cash / 2.75% PIK	N/A	8/29/2014	8/13/2019	2,177	2,173	2,142	1.2
Preferred Equity (521,962 convertible shares), 10% PIK (10)				8/14/2014			1,499	2,250	1.2
						2,177	3,672	4,392	2.4
Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2022	3,788	3,816	3,788	2.1
Common Equity (400 Class A shares)				1/1/2014			217	7,366	4.0
						3,788	4,033	11,154	6.1
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.33%	(L +10.25%)	3/23/2018	3/23/2023	8,250	8,102	8,085	4.4
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	1,513	0.8
						8,250	9,516	9,598	5.2
TRS Services, LLC (4) (10) (11)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		10.99% cash / 1.00% PIK	(L +8.75%)	12/10/2014	12/10/2019	14,694	14,614	14,406	7.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Preferred Equity (329,266 Class AA units), 15% PIK				6/30/2016			$448	$456	0.2%
Preferred Equity (3,000,000 Class A units), 11% PIK				12/10/2014			3,374	926	0.5
Common Equity (3,000,000 units)				12/10/2014			572	—	—
						14,694	19,008	15,788	8.5
Total Affiliate Investments						88,783	106,754	112,305	61.1
Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		13.74% cash / 1.5% PIK	(L +11.50%)	11/25/2015	11/25/2020	7,268	7,237	7,340	4.0
Common Equity (554 shares)				11/25/2015			3,069	3,624	2.0
						7,268	10,306	10,964	6.0
Total Control Investment						7,268	10,306	10,964	6.0

Total Investments						$373,901	$398,635	$396,033	195.0%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $282,370 include LIBOR reference rate floor provisions of generally 1% to 2%; at September 30, 2018, the reference rate on all such instruments was above the stated floors. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at September 30, 2018. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

(4)	Investments (or portion thereof) held by SBIC I LP. All other investments pledged as collateral under the PWB Credit Facility.

(5)
Elgin Fasteners Group became contractually due on August 27, 2018. The lending group entered into a forbearance agreement to extend the maturity through September 26, 2019. The investment shall continue to accrue interest as the borrower has continued to make interest and amortization payments.

(6)	Investment was on non-accrual status as of September 30, 2018, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 4 for further details.

(7)	Reserved.

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2018:

Portfolio Company	Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	9.59%	0.62%
DRS Imaging Services, LLC	10.31%	2.44%
JBR Clinical Research, Inc.	8.6%	0.74%
OnSite Care, PLLC	8.51%	1.63%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
September 30, 2018
(Dollar amounts in thousands)

(9)	Reserved.

(10)	Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2018:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
TRS Services, LLC	Senior Secured Loan	0% or 1.00%	10.84% or 1.00%	1.00%

(12)	Represents expiration date of the warrants.

(13)	All or portion of investment held by a wholly-owned subsidiary subject to income tax.

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

Control Investment
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

(3)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 6 for further details.

(4)	The negative amount represents the excess of the par value of an unfunded commitment in excess of its fair value.

(5)	Investments (or portion thereof) held by SBIC I LP. All other investments pledged as collateral under the PWB Credit Facility.

(6)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 97.53% of the Company's assets were qualifying assets.

(7)	Investment was on non-accrual status as of December 31, 2017, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 4 for further details.

(8)	The fair value of the most-recently recognized PIK dividend as of December 31, 2017, was $-0-.

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
In addition, OFS Advisor serves as the investment adviser for HPCI, a non-traded BDC with an investment strategy and objective similar to the Company. OFS Advisor also serves as the investment adviser for OCCI, a newly organized, non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in the equity tranche of CLOs.
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance effective September 30, 2018.
The Company did not adopt any other new accounting pronouncements during the three or nine months ended September 30, 2018 that had or is expected to have a material impact on the Company's consolidated financial statements.
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

ASU 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities
Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the guidance also expands an entity's ability to apply hedge accounting for nonfinancial and financial risk components, simplifies the hedge documentation and hedge effectiveness assessment requirements and modifies certain disclosure requirements.

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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other funds affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser or collateral manager to CLO funds and other companies, including HPCI and OCCI.

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
On May 1, 2018, OFS Advisor agreed to irrevocably waive the receipt of $22 in Income Incentive Fees (based on net investment income) related to net investment income, that it would otherwise be entitled to receive under the Investment Advisory Agreement for the three months ended March 31, 2018. As a result of the voluntary fee waiver, the Company incurred Income Incentive Fee expense of $714 for the three months ended March 31, 2018, which is equal to the Income Incentive Fee expense the Company incurred for the three months ended December 31, 2017. The voluntary fee waiver did not include Capital Gain Fees, which was $0 for the three months ended March 31, 2018.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has agreed to grant the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Expenses recognized for the three and nine months ended September 30, 2018 and 2017, under agreements with OFS Advisor and OFS Services are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Base management fees	$1,678	$1,310	$4,586	$3,726
Incentive fees:
Income Incentive Fee	1,170	1,090	3,041	2,249
Capital Gain Fee	—	—	—	—
Incentive fee waiver	—	—	(22)	—
Administration fee expense	311	274	1,252	982
Note 4. Investments
As of September 30, 2018, the Company had loans to 42 portfolio companies, of which 82% were senior secured loans and 18% were subordinated loans, at fair value, as well as equity investments in 15 of these portfolio companies. The Company also held equity investments in 5 portfolio companies in which it did not hold a debt investment. At September 30, 2018, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments (1)	$291,896	159.0%	$292,275	159.1%
Subordinated debt investments	75,878	41.3	65,470	35.7
Preferred equity	19,413	10.6	14,445	7.9
Common equity and warrants	11,448	6.2	23,843	13.0
Total investments	$398,635	217.1%	$396,033	215.7%

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $46,326 and $46,668, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

As of September 30, 2018, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s investment portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$17,520	4.4%	9.6%	$16,934	4.3%	9.2%
Temporary Help Services	13,014	3.3	7.1	12,895	3.3	7.0
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	18,633	4.7	10.1	18,952	4.8	10.3
Other amusement and recreation industries	9,289	2.3	5.1	9,166	2.3	5.0
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,543	4.4	9.6	17,260	4.4	9.4
Plumbing, Heating, and Air-Conditioning Contractors	9,516	2.4	5.2	9,598	2.4	5.2
Education Services
Colleges, Universities, and Professional Schools	—	—	—	—	—	—
Finance and Insurance
Direct Health and Medical Insurance Carriers	3,181	0.8	1.7	3,181	0.8	1.7
Insurance Agencies and Brokerages	9,634	2.4	5.2	9,600	2.4	5.2
Health Care and Social Assistance
Child Day Care Services	8,127	2.0	4.4	8,127	2.1	4.4
Home Health Care Services	7,031	1.8	3.8	7,031	1.8	3.8
Medical Laboratories	91	—	—	48	—	—
Offices of Physicians, Mental Health Specialists	7,173	1.8	3.9	7,129	1.8	3.9
Outpatient Mental Health and Substance Abuse Centers	11,602	2.9	6.3	3,947	1.0	2.1
Information
Data Processing, Hosting, and Related Services	5,808	1.5	3.2	5,873	1.5	3.2
Software Publishers	24,384	6.1	13.4	23,813	5.9	13.1
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	3,699	0.9	2.0	3,570	0.9	1.9
Commercial Printing (except Screen and Books)	4,764	1.1	2.6	4,747	1.2	2.6
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,389	1.4	2.9	5,370	1.4	2.9
Pharmaceutical Preparation Manufacturing	4,033	1.0	2.2	11,154	2.8	6.1
Printing Machinery and Equipment Manufacturing	5,000	1.3	2.7	4,978	1.3	2.7
Pump and Pumping Equipment Manufacturing	1,501	0.4	0.8	1,654	0.4	0.9
Travel Trailer and Camper Manufacturing	10,306	2.6	5.6	10,964	2.8	6.0

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Truck Trailer Manufacturing	6,975	1.7	3.8	7,083	1.8	3.9
Unlaminated Plastics Profile Shape Manufacturing	4,987	1.3	2.7	4,987	1.3	2.7
Other Services (except Public Administration)
Automotive Body, Paint, and Interior Repair and Maintenance	3,365	0.8	1.8	3,347	0.8	1.8
Automotive Oil Change and Lubrication Shops	22,192	5.6	12.1	22,479	5.7	12.3
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	19,008	4.8	10.4	15,788	4.0	8.6
Professional, Scientific, and Technical Services
Other Accounting Services	3,672	0.9	2.0	4,392	1.1	2.4
Other Professional, Scientific, and Technical Services	9,301	2.3	5.1	9,775	2.5	5.3
Research and Development in the Social Sciences and Humanities	13,100	3.3	7.1	13,100	3.3	7.1
Public Administration
Other Justice, Public Order, and Safety Activities	9,827	2.5	5.4	9,637	2.4	5.2
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.2	0.5	26	—	—
Office Machinery and Equipment Rental and Leasing	12,885	3.2	7.0	17,173	4.3	9.4
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,334	1.6	3.4	6,383	1.6	3.5
Shoe store	9,541	2.4	5.2	9,509	2.4	5.2
All Other General Merchandise Stores	5,966	1.5	3.2	5,771	1.5	3.1
Transportation and Warehousing
General Warehousing and Storage	20,110	5.0	11.0	20,320	5.1	11.1
Wholesale Trade
Industrial Machinery and Equipment Merchant Wholesalers	9,707	2.4	5.3	9,537	2.4	5.2
Metal Service Centers and Other Metal Merchant Wholesalers	19,455	4.9	10.6	23,133	5.8	12.7
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	2.1	4.5	1,683	0.4	0.9
Stationary & Office Supply Merchant Wholesaler	15,825	4.0	8.6	15,919	4.0	8.7
	$398,635	100.0%	217.1%	$396,033	100.0%	215.7%
As of December 31, 2017, the Company had loans to 35 portfolio companies, of which 79% were senior secured loans and 21% were subordinated loans, at fair value, as well as equity investments in 17 of these portfolio companies. The Company also held an equity investment in 2 portfolio companies in which it did not hold a debt investment.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2017, investments consisted of the following:

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
In December 2017, the Company's investment in Jobson Healthcare Information, LLC ("Jobson") was restructured, whereby the lender group, including the Company, purchased all the outstanding equity of Jobson for a nominal purchase price. During the nine months ending September 30, 2018, the Company sold its debt and equity securities in Jobson and recognized a realized loss $3,931, of which $2,786 was recognized as unrealized losses as of December 31, 2017.
In June 2018, the Company's investment in Southern Technical Institute, LLC was restructured. The Company converted its subordinated note, SP-1 preferred shares, and warrants for a $1,471 subordinated loan and 1,764 shares of Class A-1 common units. The cost and fair value of the securities received were $-0- and $-0- as of September 30, 2018. The Company recognized a realized loss on the restructuring of $5,608 for the nine months ended September 30, 2018, of which $4,407 was recognized as unrealized losses as of December 31, 2017.
When there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

all interest and Net Loan Fee amortization was $12,403 and $1,683, respectively at September 30, 2018, and $11,090 and $1,201 at December 31, 2017, respectively.
In August 2018, the Elgin Fasteners Group senior secured loan became contractually due. The lending group entered into a forbearance agreement with respect to the maturity date through September 26, 2019 subject to other terms and conditions. The investment will continue to accrue interest as the borrower has continued to make interest and amortization payments.
Note 5. Fair Value of Financial Instruments
The Company’s investments are valued at fair value as determined in good faith by management under the supervision, and review and approval of the Board.
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
The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant judgment or estimation by management. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
There were no transfers among Level 1, 2 and 3 for the three and nine months ended September 30, 2018 and 2017.
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

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of September 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at September 30, 2018(1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$254,059	Discounted cash flow	Discount rates	6.84% - 19.99% (13.14%)

Subordinated	56,447	Discounted cash flow	Discount rates	7.19% - 16.05% (12.42%)
	9,023	Enterprise value	EBITDA multiples	4.00x - 7.25x (5.54x)

Equity investments:
Preferred equity	14,432	Enterprise value	EBITDA multiples	5.00x - 9.00x (7.91x)
Common equity and warrants	23,843	Enterprise value	EBITDA multiples	4.00x - 11.75x (9.35x)

(1)	Excludes $38,216, $0, and $13, of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at Transaction Prices.

	Fair Value at December 31, 2017(1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$152,231	Discounted cash flow	Discount rates	10.01% - 16.50% (12.24%)
	12,910	Enterprise value	EBITDA multiples	7.50x - 7.50x (7.50x)
	9,063	Indicative Prices	Broker-dealers' quotes	N/A

Subordinated	47,117	Discounted cash flow	Discount rates	11.24% - 16.90% (14.69%)
	4,074	Enterprise value	EBITDA multiples	4.25x - 7.25x (6.37x)

Equity investments:
Preferred equity	19,200	Enterprise value	EBITDA multiples	4.25x - 13.48x (7.80x)
Common equity and warrants	11,489	Enterprise value	EBITDA multiples	4.25x - 8.28x (6.27x)

(1)	Excludes $20,908, $7, and $500 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.
Averages in the preceding two tables were weighted by the fair value of the related instruments.
Changes in market credit spreads or events impacting the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in EBITDA and/or EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in EBITDA and/or EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA and/or EBITDA multiples, and in inverse relation to changes in the discount rate. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2018 and September 30, 2017.

	Nine Months Ended September 30, 2018
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2018	$195,112	$51,198	$19,200	$11,989	$277,499

Net realized gain (loss) on investments	(3,076)	(3,469)	(1,890)	(586)	(9,021)
Net unrealized appreciation (depreciation) on investments	1,286	1,425	(65)	7,226	9,872
Amortization of Net Loan Fees	893	99	—	—	992
Capitalized PIK interest and dividends	506	452	701	—	1,659
Purchase and origination of portfolio investments	166,386	20,930	338	4,928	192,582
Proceeds from principal payments on portfolio investments	(29,726)	(5,165)	—	—	(34,891)
Sale and redemption of portfolio investments	(39,106)	—	(3,339)	(214)	(42,659)
Reclassification between preferred equity and common equity and warrants			(500)	500	—
Level 3 assets, September 30, 2018	$292,275	$65,470	$14,445	$23,843	$396,033

	Nine Months Ended September 30, 2017
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2017	$180,955	$63,410	$23,721	$13,541	281,627

Net realized gain (loss) on investments	(4,957)	—	2,814	558	(1,585)
Net unrealized appreciation (depreciation) on investments	(949)	(4,660)	(421)	(1,718)	(7,748)
Amortization of Net Loan Fees	1,136	51	—	—	1,187
Capitalized PIK interest, dividends, and fees	682	452	1,065	—	2,199
Purchase and origination of portfolio investments	100,619	8,700	4,631	713	114,663
Proceeds from principal payments on portfolio investments	(71,903)	(14,624)	—	—	(86,527)
Sale and redemption of portfolio investments	—	—	(5,056)	(2,058)	(7,114)
Conversion from debt investment to equity investment	(1,745)	—	1,745	—	—
Conversion from subordinated to senior secured debt investment	(9,631)	9,631	—	—	—
Other	(54)	(18)	—	—	(72)

Level 3 assets, September 30, 2017	$194,153	$62,942	$28,499	$11,036	$296,630
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2018 and 2017, attributable to the Company’s Level 3 assets held at those respective period ends was $4,438 and $(5,425), respectively.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The Company's SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date. As of September 30, 2018 and December 31, 2017, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $148,041 and $155,510, respectively.
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
Note 6. Commitments and Contingencies
Unfunded commitments as of September 30, 2018, were as follows:

Name of Portfolio Company	Investment Type	Commitment
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$1,557
Cirrus Medical Staffing, Inc.	Senior Secured Loan (Revolver)	1,280
The Escape Game, LLC	Senior Secured Loan (Delayed Draw)	4,667
TRS Services, LLC	Senior Secured Loan (Delayed Draw)	1,000
		$8,504
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2018.
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
Note 7. Borrowings
SBA Debentures: The SBA Debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $251,043 and $251,601 in assets at September 30, 2018, and December 31, 2017, respectively, which accounted for approximately 61% and 70% of the Company’s total consolidated assets, respectively. These assets can not be pledged under any debt obligation of the Company.
PWB Credit Facility: The Company has up to $50,000 of available credit under its PWB Credit Facility maturing January 31, 2020, of which $17,000 was drawn as of September 30, 2018. The average dollar amount of borrowings outstanding during the nine months ended September 30, 2018 and 2017, were $11,607 and $8,980, respectively. The effective interest rate on the PWB Credit Facility was 6.40% at September 30, 2018. Availability under the PWB Credit Facility as of September 30, 2018 was $33,000 based on the stated advance rate of 50% of the borrowing base.
Unsecured Notes: In April 2018, the Company publicly offered the Unsecured Notes Due April 2025 with aggregate principal of $50,000. The total net proceeds to the Company from the Unsecured Notes Due April 2025, after deducting underwriting discounts and offering costs of $1,753 were $48,247.
The Unsecured Notes Due April 2025 mature on April 30, 2025, and bear an effective interest rate, including amortization of deferred debt issuance costs, of 6.975%. The Unsecured Notes Due April 2025 are direct unsecured obligations and rank equal in right of payment with all current and future unsecured indebtedness of the Company. Because the Unsecured Notes Due

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

April 2025 are not secured by any of the Company's assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility. The Unsecured Notes Due April 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2020.
The indenture governing the Unsecured Notes Due April 2025 contains certain covenants (i) prohibiting additional borrowings, including through the issuance of additional debt securities, unless the Company's asset coverage, as defined in the 1940 Act, after giving effect to any exemptive relief granted to the Company by the SEC, equals at least 200% (or 150% on and after May 3, 2019) after such borrowings; and (ii) prohibiting (a) the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or (b) the purchase any capital stock if the Company’s asset coverage, as defined in the 1940 Act, were below 200% (or 150% on and after May 3, 2019) at the time of such capital transaction and after deducting the amount of such transaction.
Interest expense for the three and nine months ended September 30, 2018 and 2017 on the Company's outstanding borrowings is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
SBA Debentures	$1,295	$1,295	$3,846	$3,846
PWB Credit Facility	233	208	773	382
Unsecured Notes Due April 2025	865	—	1,577	—
Total interest expense	$2,393	$1,503	$6,196	$4,229
Note 8. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. The determination of the tax attributes of the Company's distributions is made annually as of the end of its fiscal year based on its ICTI and distributions for the full year.
The Company records reclassifications to its capital accounts for permanent and temporary differences between the GAAP and tax treatment of components of income and the bases of assets and liabilities. Reclassifications for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Paid-in capital in excess of par	$268	$1,470	$304	$1,534
Accumulated undistributed net investment income	355	184	(1,260)	516
Accumulated undistributed net realized gain (loss)	(623)	(1,654)	956	(2,050)
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
Tax-basis amortized cost of investments	$394,506	$282,401
Tax-basis gross unrealized appreciation on investments	22,689	16,207
Tax-basis gross unrealized depreciation on investments	(21,162)	(21,109)
Tax-basis net unrealized appreciation (depreciation) on investments	1,527	(4,902)
Fair value of investments	$396,033	$277,499
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per share data:
Net asset value per share at beginning of period	$13.70	$14.40	$14.12	$14.82
Distributions (4)	(0.34)	(0.34)	(1.39)	(1.02)
Net investment income	0.35	0.33	0.98	1.00
Net realized gain (loss) on non-control/non-affiliate investments	—	(0.39)	(0.37)	(0.42)
Net realized gain (loss) on affiliate investments	—	0.27	(0.30)	0.37
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	(0.07)	0.09	0.22	(0.61)
Net unrealized appreciation (depreciation) on affiliate investments	0.10	(0.22)	0.48	(0.19)
Net unrealized appreciation on control investment	0.01	—	0.01	0.15
Issuance of common stock	—	—		(0.03)
Other		0.01		0.08
Net asset value per share at end of period	$13.75	$14.15	$13.75	$14.15

Per share market value, end of period	$11.90	$13.17	$11.90	$13.17
Total return based on market value (1)	6.8%	(5.6)%	12.2%	2.8%
Total return based on net asset value (2)	2.8%	0.6%	7.2%	2.1%
Shares outstanding at end of period	13,352,824	13,334,851	13,352,824	13,334,851
Weighted average shares outstanding	13,350,484	13,331,690	13,346,630	12,089,895
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$183,264	$190,326	$184,329	$167,454
Net asset value at end of period	$183,598	$188,656	$183,598	$188,656
Net investment income	$4,690	$4,402	$13,064	$12,058
Ratio of total expenses to average net assets (5) (7)	13.7%	9.9%	12.4%	10.4%
Ratio of net investment income to average net assets (5) (8)	10.2%	9.3%	9.5%	8.5%
Portfolio turnover (6)	4.1%	13.5%	22.6%	33.2%

(1)	Calculation is ending market value less beginning market value, adjusting for distributions reinvested at prices obtained in the Company’s dividend reinvestment plan for the respective distributions.

(2)	Calculation is ending net asset value less beginning net asset value, adjusting for distributions reinvested at the Company’s quarter-end net asset value for the respective distributions.

(3)	Based on the average of the net asset value at the beginning of the indicated period and the preceding calendar quarter.

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

(5)	Annualized.

(6)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

(7)	Ratio of total expenses before incentive fee waiver to average net assets was 12.5% for the nine months ended September 30, 2018.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

(8)	Ratio of net investment income before incentive fee waiver to average net assets was 9.5% for the nine months ended September 30, 2018.
Note 10. Capital Transactions
Distributions: The Company intends to distribute to stockholders, on a quarterly basis, substantially all of its net investment income. In addition, although the Company intends to distribute at least annually net realized capital gains, net of taxes if any, out of assets legally available for such distribution, the Company may also retain such capital gains for investment through a deemed distribution.
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by SBIC I LP's distributions to the Company, which are governed by SBA regulations. Net assets of SBIC I LP were $102,988, and consolidated cash and cash equivalents at September 30, 2018, includes $4,965 held by SBIC I LP, which was not available for distribution to the Company.
The following table summarizes distributions declared and paid for the three and nine months ended September 30, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine Months Ended September 30, 2017
March 9, 2017	March 17, 2017	March 31, 2017	$0.34	$3,257	2,919	$41
May 2, 2017	June 16, 2017	June 30, 2017	0.34	4,483	3,439	49
August 1, 2017	September 15, 2017	September 29, 2017	0.34	4,491	3,196	42
			$1.02	$12,231	$9,554	$132
Nine Months Ended September 30, 2018
February 12, 2018 (1)	March 22, 2018	March 29, 2018	$0.37	$4,886	4,459	$50
February 27, 2018	March 22, 2018	March 29, 2018	0.34	4,490	4,098	46
May 1, 2018	June 22, 2018	June 29, 2018	0.34	4,518	1,684	20
August 3, 2018	September 13, 2018	September 28, 2018	$0.34	4,511	2,366	28
			$1.39	$18,405	$12,607	$144
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
Stock repurchase program:
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. Under the Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company expects the Stock Repurchase Program to be in place through May 22, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. No shares of common stock have been repurchased under the Stock Repurchase Program as of September 30, 2018.

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest, Fees and Dividends Credited to Income (2)	December 31, 2017, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2018, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$129	$878	$7,118	$222	$—	$7,340
	Common Equity	—	174	185	3,450	174	—	3,624
		—	303	1,063	10,568	396	—	10,964

Total Control Investment		—	303	1,063	10,568	396	—	10,964
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	10	1,208	—	21,730	(137)	21,593
	Common Equity (6) (7)	—	(629)	—	—	2,560	(642)	1,918
		—	(619)	1,208	—	24,290	(779)	23,511

All Metals Holding, LLC	Senior Secured Loan	—	206	1,962	12,759	6,900	(50)	19,609
	Common Equity (6)	(87)	1,781	—	1,785	2,040	(301)	3,524
		(87)	1,987	1,962	14,544	8,940	(351)	23,133

Contract Datascan Holdings, Inc.	Subordinated Loan	—	(4)	724	8,000	4	(4)	8,000
	Preferred Equity (7)	—	86	446	5,964	531	—	6,495
	Common Equity (6)	—	2,418	—	260	2,418	—	2,678
		—	2,500	1,170	14,224	2,953	(4)	17,173

DRS Imaging Services, LLC	Senior Secured Loan	—	60	403	—	5,414	—	5,414
	Common Equity (6)	—	5	—	—	459	—	459
		—	65	403	—	5,873	—	5,873

Jobson Healthcare Information (8)	Senior Secured Loan	(3,477)	2,331	905	12,910	2,751	(15,661)	—
	Common Equity (6)	—	—	—	—	—	—	—
	Warrants (6)	(454)	454	—	—	454	(454)	—
		(3,931)	2,785	905	12,910	3,205	(16,115)	—

Master Cutlery, LLC	Subordinated Loan	—	(1,262)	111	2,873	117	(1,307)	1,683
	Preferred Equity (6)	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—
		—	(1,262)	111	2,873	117	(1,307)	1,683

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest, Fees and Dividends Credited to Income (2)	December 31, 2017, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2018, Fair Value (5)
NeoSystems Corp.	Subordinated Loan	—	(37)	237	2,143	37	(38)	2,142
	Preferred Equity (7)	—	(107)	108	2,248	109	(107)	2,250
		—	(144)	345	4,391	146	(145)	4,392

Pfanstiehl Holdings, Inc.	Subordinated Loan	—	39	291	3,755	3,827	(3,794)	3,788
	Common Equity	—	2,611	133	4,755	2,611	—	7,366
		—	2,650	424	8,510	6,438	(3,794)	11,154

Professional Pipe Holdings, LLC	Senior Secured Loan	—	(17)	559	—	8,338	(253)	8,085
	Common Equity (6)	—	99	—	—	1,513	—	1,513
		—	82	559	—	9,851	(253)	9,598

TRS Services, Inc.	Senior Secured Loan	—	(344)	1,371	9,466	7,938	(2,998)	14,406
	Preferred Equity (Class AA units) (7)	—	—	46	409	47	—	456
	Preferred Equity (Class A units) (6) (7)	—	(1,304)	—	2,230	—	(1,304)	926
	Common Equity (6)	—		—	—	—	—	—
		—	(1,648)	1,417	12,105	7,985	(4,302)	15,788

Total Affiliate Investments		(4,018)	6,396	8,504	69,557	69,798	(27,050)	112,305
Total Control and Affiliate Investments		$(4,018)	$6,699	$9,567	$80,125	$70,194	$(27,050)	$123,269

(1)
Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Represents the total amount of interest, fees or dividends included in income for the nine months ended September 30, 2018, that an investment was included in Control or Affiliate Investment categories, respectively.

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
Note 12. Subsequent Events Not Disclosed Elsewhere
In October and November 2018, the Company closed the public offering of $48,525 in aggregate principal amount of its 6.5% notes due 2025 (the "Unsecured Notes Due October 2025"), which included a partial exercise of the underwriters overallotment option. The total net proceeds to the Company from the Unsecured Notes Due October 2025, after deducting underwriting

OFS Capital Corporation and Subsidiaries

Notes to Financial Statements
(Dollar amounts in thousands, except per share data)

discounts of approximately $1,516 and estimated offering expenses of $350, were approximately $46,659. The Unsecured Notes Due October 2025 will mature on October 31, 2025 and bear an effective interest rate, including amortization of deferred debt issuance costs, of 7.05%. Because the Unsecured Notes Due October 2025 are not secured by any of the Company's assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility. The Unsecured Notes Due October 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 31, 2020 at the redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest.
The indenture governing the Notes contains covenants substantially identical to the Unsecured Notes Due April 2025.
On October 11, 2018, the Company made an unsecured intercompany loan to SBIC I LP for $1,250. The outstanding principal is due October 11, 2019, and will not bear interest.
On October 30, 2018, the Company’s Board declared a distribution of $0.34 per share for the fourth quarter of 2018, payable on December 31, 2018, to stockholders of record as of December 17, 2018.

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
Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments in middle-market companies in the United States. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically, and as of September 30, 2018, constituted the bulk of our portfolio companies since inception. We believe that this market segment will continue to produce significant investment opportunities for us.
We execute our investment strategy, in part, through SBIC I LP, a licensee under the SBA's SBIC program. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see "Item 1. Business—Regulation—Small Business Investment Company Regulation”. On a stand-alone basis, SBIC I LP held approximately $251.0 million and $251.6 million in assets at September 30, 2018 and December 31, 2017, respectively, which accounted for approximately 61% and 70% of our total consolidated assets, respectively.
We generate revenue in the form of interest income on debt investments, and capital gains and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of September 30, 2018, floating rate and fixed rate loans comprised 79% and 21%, respectively, of our current debt investment portfolio at fair value. We expect to make quarterly distributions, such that we distribute substantially all of our ICTI. In addition, although we intend to distribute at least annually net realized capital gains, net of taxes if any, out of assets legally available for such distributions, we may also retain such capital gains for investment through a deemed distribution.
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
We may borrow money when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to our Business and Structure" in our Annual Report on Form 10-K for the year ended December 31, 2017 as supplemented by our other reports filed with the SEC. As a BDC, we may need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage. For additional overview information on the Company, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Fair value estimates. As of September 30, 2018, approximately 97% of our total assets were carried on the consolidated balance sheets at fair value. Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in the investment. Management uses two methods to estimate discount rates: the weighted-average cost of capital method, which is a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a hypothetical debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and estimates the discount rate based on observed market conditions for actual rated debt. These methods generally produces a range of discount rates, and management, under the supervision of the Board of Directors, generally select the midpoint of the range for fair value measures.
Our market approach valuations, generally applied to equity investments and investments in non-performing debt, involve a determination of an enterprise value multiple to a financial performance metric of the portfolio company, generally EBITDA. These determinations are based on identification of a comparable set of publicly traded companies and determination of a public-to-private liquidity adjustment factor. This method generally produces a range of multiplier values and management, under the supervision of the Board of Directors, generally select the midpoint of the range for fair value measures.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at September 30, 2018 (dollar amounts in thousands):

	Fair Value at September 30, 2018	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior Secured	$254,059	$250,257	$257,862
Subordinated	$65,470	64,620	66,322

Equity investments:
Preferred equity	$14,432	13,659	15,189
Common equity and warrants	$23,843	21,291	26,426
The above tables excludes $38,216, $0, and $13, of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at Transaction Prices.
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

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including HPCI and OCCI.
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

Portfolio Composition and Investment Activity
Portfolio Composition
As of September 30, 2018, the fair value of our debt investment portfolio totaled $357.7 million in 42 portfolio companies, of which 82% and 18% were senior secured loans and subordinated loans, respectively, and approximately $38.3 million in equity investments, at fair value, in 15 portfolio companies in which we also held debt investments and 5 portfolio companies in which we solely held an equity investment. We had unfunded commitments of $8.5 million to four portfolio companies at September 30, 2018. Set forth in the tables and charts below is selected information with respect to our portfolio as of September 30, 2018 and December 31, 2017.
The following table summarizes the composition of our investment portfolio as of September 30, 2018, and December 31, 2017 (dollar amounts in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$291,896	$292,275	$196,020	$195,112
Subordinated debt investments	75,878	65,470	63,031	51,198
Preferred equity	19,413	14,445	24,103	19,200
Common equity and warrants	11,448	23,843	6,821	11,989
	$398,635	$396,033	$289,975	$277,499
Total number of portfolio companies	47	47	37	37

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $46,326 and $46,668 at September 30, 2018, respectively, and $21,709 and $21,919, at December 31, 2017, respectively

The following table shows the portfolio composition by geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio companies' corporate headquarters (dollar amounts in thousands):

	Amortized Cost				Fair Value
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
South - US	$155,235	38.9%	$126,123	43.5%	$159,758	40.3%	$124,699	44.9%
Northeast - US	82,803	20.8	106,506	36.7	68,369	17.3	91,012	32.8
West - US	118,855	29.8	32,976	11.4	119,318	30.1	33,097	11.9
Midwest - US	41,742	10.5	20,431	7.0	48,588	12.3	24,621	8.9
Canada	—	—	3,939	1.4	—	—	4,070	1.5
Total	$398,635	100.0%	$289,975	100.0%	$396,033	100.0%	$277,499	100.0%
As of September 30, 2018, our investment portfolio’s three largest industries by fair value, were (1) Manufacturing (13.8%) (2) Wholesale Trade (12.7%), and (3) Other Services (except Public Administration) (10.5%), totaling approximately 37.0% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4."
The following table presents our debt investment portfolio by investment size as of September 30, 2018, and December 31, 2017 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
Up to $4,000	$21,987	6.1%	$28,403	10.9%	$23,448	6.5%	$24,745	10.1%
$4,001 to $7,000	53,505	14.5	53,271	20.5	41,958	11.7	45,765	18.6
$7,001 to $10,000	109,384	29.7	84,596	32.7	108,305	30.3	84,026	34.1
$10,001 to $13,000	12,636	3.4	37,706	14.6	25,685	7.2	38,033	15.4
Greater than $13,000	170,262	46.3	55,075	21.3	158,349	44.3	53,741	21.8
Total	$367,774	100.0%	$259,051	100.0%	$357,745	100.0%	$246,310	100.0%
The following table displays the composition of our performing debt investment portfolio by weighted average yield as of September 30, 2018, and December 31, 2017:

	September 30, 2018			December 31, 2017
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	1.7%	—%	1.4%	2.0%	—%	1.6%
8% - 10%	13.7	—	11.2	26.7	—	21.1
10% - 12%	42.7	18.6	38.4	38.4	11.5	32.7
12% - 14%	25.7	50.1	30.1	10.1	50.8	18.6
Greater than 14%	16.1	31.3	18.8	22.8	37.7	26.0
Total	99.9%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt investments (1)	11.77%	13.84%	12.14%	11.76%	13.40%	12.11%
Weighted average yield - total debt investments (2)	11.77%	11.58%	11.73%	11.76%	11.05%	11.59%
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
The weighted average yield on total investments was 11.00% and 10.35% at September 30, 2018 and December 31, 2017, respectively. Weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
The weighted average yield on performing debt investments increased slightly to 12.14% at September 30, 2018, from 12.11% at December 31, 2017.
As of September 30, 2018, and December 31, 2017, floating rate loans at fair value were 79% and 76% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 21% and 24% of our debt investment portfolio, respectively.
Investment Activity
The following is a summary of our investment activity for the three and nine months ended September 30, 2018 and 2017 (dollar amounts in millions).

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$38.2	$—	$150.8	$4.6
Investments in existing portfolio companies
Follow-on investments	6.5	0.3	32.8	0.6
Delayed draw and revolver funding	2.3	—	3.7	—
Total investments in existing portfolio companies	8.8	0.3	36.5	0.6
Total investments in new and existing portfolio companies	$47.0	$0.3	$187.3	$5.2
Number of new portfolio company investments	6	—	19	4
Number of existing portfolio company investments	3	2	10	3

Proceeds/distributions from principal payments/ equity investments	$15.7		$34.9
Proceeds from investments sold or redeemed	—		38.9	3.5
Total proceeds from principal payments, equity distributions and investments sold	$15.7	$—	$73.8	$3.5
Notable investments in new portfolio companies during the nine months ended September 30, 2018, include Online Tech Stores, LLC ($16.1 million subordinated loan), 3rd Rock Gaming, LLC (dba Planet Bingo) ($21.6 million senior secured loan and $2.5 million common equity), and Performance Team, LLC ($20.3 million senior secured loan). Notable investments in new portfolio companies during the three months ended September 30, 2018, include JBR Clinical Research, Inc. ($13.1 million senior secured loan), and Onsite Care, PLLC ($7.1 million in senior secured loan).
The weighted-average yield of debt investments in new portfolio companies during the nine months ended September 30, 2018, was 11.0%.
In June 2018, our subordinated debt and equity investments with a cost basis of $3.5 million and $2.2 million in Southern Technical Institute, LLC were restructured and exchanged for a reduced subordinated debt and a new class of common equity recognized with a cost and fair value of $-0-. We recognized a realized losses of $5.6 million related to this restructuring, of which $4.4 million was recognized as an unrealized loss at December 31, 2017.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$36.9	$3.6	$95.8	$3.9
Investments in existing portfolio companies
Follow-on investments	0.5	0.9	12.6	1.4
Delayed draw and revolver funding	0.5	—	1.0	—
Total investments in existing portfolio companies	1.0	0.9	13.6	1.4
Total investments in new and existing portfolio companies	$37.9	$4.5	$109.4	$5.3
Number of new portfolio company investments	4	2	13	3
Number of existing portfolio company investments	2	1	11	2

Proceeds/distributions from principal payments/ equity investments	35.1	—	86.5	—
Proceeds from investments sold or redeemed	5.1	—	—	7.5
Total proceeds from principal payments, equity distributions and investments sold	40.2	—	86.5	7.5
In December 2017, the Company's investment in Jobson Healthcare Information, LLC ("Jobson") was restructured, whereby the lender group, including the Company, purchased all the outstanding equity of Jobson for a nominal purchase price. During the nine months ending September 30, 2018, we sold our debt and equity securities in Jobson and realized a loss of $3.9 million, $2.8 million of which we had recognized as unrealized losses as of December 31, 2017.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2017. The following table shows the classification of our debt investments portfolio by credit risk rating as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	Amortized Cost				Fair Value
Risk Category	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
1 (Low Risk)	$—	—%	$—	—%	$—	—%	$—	—%
2 (Below Average Risk)	3,816	1.0	3,823	1.5	3,788	1.1	3,755	1.5
3 (Average)	333,242	90.6	220,332	85.0	334,298	93.4	222,027	90.1
4 (Special Mention)	18,313	5.0	19,114	7.4	17,976	5.0	16,454	6.7
5 (Substandard)	—	—	4,692	1.8	—	—	2,873	1.2
6 (Doubtful)	12,403	3.4	11,090	4.3	1,683	0.5	1,201	0.5
7 (Loss)	—	—	—	—	—	—	—	—
	$367,774	100.0%	$259,051	100.0%	$357,745	100.0%	$246,310	100.0%
Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized losses on restructuring, including a realized loss of $3.5 million on the restructuring of Southern Technical Institute, LLC, the change in Master Cutlery to risk category 6 with an amortized cost and fair value of $4.8 million and $2.3 million, respectively, and other investment activity.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $12,403 and $1,683 at September 30, 2018, and $11,090 and $1,201 at December 31, 2017, respectively.
In August 2018, the Elgin Fasteners Group senior secured loan became contractually due. The lending group entered into a forbearance agreement with respect to the maturity date through September 26, 2019 subject to other terms and conditions. The investment will continue to accrue interest as the borrower has continued to make interest and amortization payments.

Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue in the form of interest income on debt investments and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of September 30, 2018, floating rate and fixed rate loans comprised 79% and 21%, respectively, of our debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our investments provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain portfolio companies, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
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
Comparison of the three and nine months ended September 30, 2018, and 2017
Consolidated operating results for the three and nine months ended September 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
Interest income:
Cash interest income	$9,686	$6,731	$26,370	$19,568
Net Loan Fee amortization	409	518	992	1,187
Other interest income	38	73	197	156
Total interest income	10,134	7,322	27,560	20,911
PIK income:
PIK interest income	353	485	959	1,135
Preferred equity PIK dividends	161	286	701	1,065
Total PIK income	514	771	1,659	2,200
Dividend income:
Preferred equity cash dividends	—	34	—	99
Common equity dividends	58	91	315	331
Total dividend income	58	125	315	430
Fee income:
Management, valuation and syndication	273	43	694	127
Prepayment and other	5	861	36	1,466
Total fee income	276	904	728	1,593
Total investment income	10,982	9,122	30,263	25,134
Total expenses, net of incentive fee waiver	6,292	4,720	17,199	13,076
Net investment income	4,690	4,402	13,064	12,058
Net gain (loss) on investments	489	(3,227)	603	(8,298)
Net increase in net assets resulting from operations	$5,179	$1,175	$13,667	$3,760
Interest and PIK income by debt investment type for the three and nine months ended September 30, 2018 and 2017, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income and PIK interest income:
Senior secured debt investments	$8,425	$5,721	$22,196	$16,170
Subordinated debt investments	2,061	2,097	6,322	5,899
Total interest income and PIK interest income	10,486	7,818	28,518	22,069
Less: acceleration of Net Loan Fees	(133)	(298)	(256)	(553)
Recurring interest income and PIK interest income	$10,353	$7,520	$28,262	$21,516

Investment Income
We consider our interest income, other than acceleration of Net Loan Fees recognized upon the repayment of a loan, and PIK interest income to be recurring in nature. Recurring interest income and PIK interest income increased by $2.8 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due to a $2.3 million increase caused by an approximately $81.6 million increase in the average outstanding performing loan balance and a $0.5 million increase resulting from a 60 basis point increase in the recurring earned yield on our portfolio.
Recurring interest income and PIK interest income increased by $6.7 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due to a $5.5 million increase caused by an approximately $64.0 million increase in the average outstanding performing loan balance and a $1.2 million increase resulting from a 53 basis point increase in the recurring earned yield on our portfolio.
The accelerations of Net Loans Fees for the three and nine months ended September 30, 2018, resulted from unscheduled principal payments of $15.7 million and $34.9 million, respectively.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees generally result from periodic transactions transactions rather than from holding portfolio investments and are considered to be non-recurring. Syndication fees of $232,000 and $585,000 included in management, valuation and syndication fees for the three and nine months ended September 30, 2018, respectively, resulted from approximately $58 million in loan originations during that period in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Fee income decreased $0.6 million and $0.8 million for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, primarily due to a decrease in prepayment fees.
Expenses
Operating expenses for the three and nine months ended September 30, 2018 and 2017, are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense	$2,393	$1,503	$6,196	$4,229
Management fees	1,678	1,310	4,586	3,726
Incentive fee	1,170	1,090	3,041	2,249
Professional fees	458	284	859	840
Administration fee	311	274	1,252	982
Other expenses	282	259	1,287	1,050
Total expenses before incentive fee waiver	6,292	4,720	17,221	13,076
Incentive fee waiver	—	—	(22)	—
Total expenses, net of incentive fee waiver	$6,292	$4,720	$17,199	$13,076
Interest expense for the three and nine months ended September 30, 2018 increased over the corresponding period in the prior year primarily due to an increase in borrowings under our PWB Credit Facility and the issuance of the Unsecured Notes Due April 2025. The average borrowings outstanding under the PWB Credit Facility and the Unsecured Notes Due April 2025 during the three and nine months ended September 30, 2018 is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PWB Credit Facility	$12,500	$10,254	$11,607	$8,980
Unsecured Notes Due April 2025	50,000	—	30,678	—
Management fee expense for the three and nine months ended September 30, 2018 and 2017, increased over the corresponding periods in the priors years due to an increase in our average total assets in both periods, resulting from the issuance of the Unsecured Notes Due April 2025. Management fee expense for the 2017 periods was also impacted by the deployment of funds from the April 2017 Offering.
The $0.1 million and $0.8 million increase in incentive fee expense for the three and nine months ended September 30, 2018, compared to the corresponding periods in the prior year was attributable to an increase in net investment income. On May 1, 2018, OFS Advisor irrevocably waived Income Incentive Fees of approximately $22,000 related to net investment income that it would otherwise be entitled to under the Investment Advisory Agreement for the three months ended March 31, 2018.
Administration fee expense for the nine months ended September 30, 2018 increased $0.2 million over the corresponding period in the prior year primarily due to an increase in our allocable portion of OFS Services’s overhead in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions. The administration fee expense for three months ended September 30, 2018 remained stable over the corresponding period in the prior year.
Other expenses for the nine months ended September 30, 2018, increased over the corresponding period in the prior year primarily due to legal and other offering costs incurred during the first quarter of 2018 in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions. Other expenses for the three months ended September 30, 2018 remained stable over the corresponding period in the prior year.
Net Gain (Loss) on Investments
Net gain (loss) by investment type for the three and nine months ended September 30, 2018 and 2017, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Senior secured debt	$(394)	$(1,669)	$(1,790)	$(5,906)
Subordinated debt	(436)	(2,306)	(2,044)	(4,660)
Preferred equity	144	270	(1,955)	2,949
Common equity and warrants	1,175	478	6,392	(681)
Net gain (loss) on investments	$489	$(3,227)	$603	$(8,298)
Three and nine months ended September 30, 2018
We recognized net losses of $0.4 million on senior secured debt during the three months ended September 30, 2018, primarily as a result of the net negative impact of portfolio company-specific performance factors and the impact of changes to certain market loan indices. Additional unrealized losses of $1.3 million for the nine months ended September 30, 2018 were primarily a result from a $1.2 million loss from the sale of Jobson Healthcare Information, LLC.
We recognized net losses of $0.4 million on subordinated debt during the three months ended September 30, 2018, primarily due to unrealized depreciation of $0.6 million recognized on our subordinated debt investment in Master Cutlery, LLC, which was placed on non-accrual during the second quarter of 2018 and written down to a fair value of $1.7 million at September 30, 2018. We recognized net losses of $2.0 million for the nine months ended September 30, 2018, primarily as a result of a realized loss of $3.5 million on Southern Technical Institute, LLC, of which $2.2 million was recognized for the nine months ended September 30, 2018.
We recognized net gains of $0.1 million on preferred equity investments for the three months ended September 30, 2018, primarily as a result of unrealized appreciation on certain portfolio investments due to the net positive impact of portfolio company-specific performance factors. We recognized net losses of $1.9 million for the nine months ended September 30, 2018, primarily due to a $1.2 million unrealized loss on My Alarm Center Class B Preferred and a $1.3 million unrealized loss in TRS Services, LLC Class A units.
We recognized net gains of $1.2 million on common equity and warrant investments for the three months ended September 30, 2018, primarily as a result of unrealized appreciation stemming from the positive impact of portfolio company-specific performance factors. We recognized net gains of $6.4 million on common equity and warrant investments for the nine months ended September 30, 2018, primarily as a result of a $2.6 million unrealized gain in Pfanstiehl Holdings, Inc. and a $2.4 million unrealized gain in Contract Datascan Holdings, Inc.
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
Liquidity and Capital Resources
At September 30, 2018, we held cash and cash equivalents of $6.0 million, which includes cash and cash equivalents of $5.0 million held by SBIC I LP, our wholly owned SBIC. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to OFS Capital Corporation as parent company (the "Parent"). Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings of SBIC I LP. During the nine months ended September 30, 2018, the Parent received $16.2 million in cash distributions from SBIC I LP. At September 30, 2018, the Parent had $6.2 million of cash and cash equivalents available for general corporate activities, including $5.1 million held by SBIC I LP that was available for distribution to it. Additionally, the Parent had available borrowings of $33.0 million under our PWB Credit Facility at September 30, 2018. The Parent may make unsecured loans to SBIC I LP the aggregate of which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of September 30, 2018.
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

	Nine Months Ended September 30,
	2018	2017
Cash from net investment income	$12,329	$8,198
Cash received from realized gains	518	3,959
Net purchases and originations portfolio investments	(108,774)	(24,639)
Net cash provided by (used in) operating activities	(95,927)	(12,482)

Proceeds from common stock offering, net of expenses	—	53,423
Cash distributions paid(1):
From net investment income	(13,519)	(12,231)
From realized gains	(4,887)	—
Net repayments on PWB Credit Facility	(600)	7,600
Net proceeds from issuance of the Unsecured Notes Due April 2025	48,247	—
Other financing	(224)	(101)
Increase (decrease) in cash and cash equivalents	$(66,910)	$36,209

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

Cash from net investment income
Cash from net investment income increased $4.1 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 principally due to an increase in collected interest income caused by a 63 basis point increase in average cash coupon and a $65.0 million increase in average outstanding principal.
Cash received from realized gains
Cash received on realized gains may differ from realized gains in the statement of operations due to delays in the receipt of sale proceeds related to escrow and earn-out provisions in the investment sales transactions.
Net purchases and originations portfolio investments
During the nine months ended September 30, 2018, net purchases and originations of portfolio investments were primarily due to $185.8 million of cash we used to purchase portfolio investments, offset by $77.0 million of cash we received from amortized cost repayments on our portfolio investments. During the nine months ended September 30, 2017, net repayments were due to $86.5 million of cash we received from principal payments on our portfolio investments, offset by $114.7 million of cash we used to purchase portfolio investments. See "—Portfolio Composition and Investment Activity–Investment Activity."
Borrowings
SBA Debentures
SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of September 30, 2018 and 2017, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA.

On a stand-alone basis, SBIC I LP held $251.0 million, and $251.6 million in assets at September 30, 2018, and December 31, 2017, respectively, which accounted for approximately 61% and 70% of the Company’s total consolidated assets, respectively.
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
As of September 30, 2018, we had $17.0 million outstanding at a variable interest rate of 5.50% per annum, and $33.0 million available for use under the PWB Credit Facility.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of September 30, 2018, the Company was in compliance with the applicable covenants.
Unsecured Notes
In April 2018, we closed the public offering the Unsecured Notes Due April 2025 with an aggregate principal amount of $50,000 and 6.375% notes due 2025. The total net proceeds to us from the Unsecured Notes Due April 2025, after deducting underwriting discounts of approximately $1.6 million and estimated offering expenses of $0.4 million, were approximately $48.0 million. The Unsecured Notes Due April 2025 will mature on April 30, 2025 and bear interest at a rate of 6.375%. The Unsecured Notes Due April 2025 are unsecured obligations of the Company and rank pari passu with our existing and future unsecured subordinated indebtedness; effectively subordinated to all of our existing and future secured unsubordinated indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, including the SBA-guaranteed debentures The Unsecured Notes Due April 2025 may be redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2020 at the redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest. Interest on the Unsecured Notes Due April 2025 is payable quarterly on January 31, April 30, July 31, and October 31 of each year. The Unsecured Notes Due April 2025 are listed on the Nasdaq Global Select Market under the trading symbol “OFSSL.” We may from time to time repurchase the Unsecured Notes Due April 2025 in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2018, the outstanding principal balance of the Unsecured Notes Due April 2025 was $50.0 million.
The indenture governing the Unsecured Notes Due April 2025, or the “Indenture,” contains certain covenants, including covenants (i) requiring our compliance with Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% on and after May 3, 2019) after such borrowings; (ii) requiring our compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for us to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if our asset coverage, as defined in the 1940 Act, were below 200% (or 150% on and after May 3, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring us to provide financial information to the holders of the Unsecured Notes Due April 2025 and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at September 30, 2018), of at least 200% (or 150% on and after May 3, 2019). We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. Under the Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company expects the Stock Repurchase Program to be in place through May 22, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. No shares of common stock were repurchased during the three months ended September 30, 2018.
Information about our senior securities is shown in the following table as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

Class and Year	Total Amount Outstanding (1)	Asset Coverage Ratio(2)
PWB Credit Facility
September 30, 2018	$17,000	368%
December 31, 2017	$17,600	1,154%
Unsecured Notes Due April 2025
September 30, 2018	$50,000	368%
Small Business Administration Debentures (SBIC I LP) (3)
September 30, 2018	$149,880	$—
December 31, 2017	$149,880	$—

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

(3)	The Small Business Administration Debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of September 30, 2018 (in thousands):

	Payments due by period
Contractual Obligation (1)	Total	Less than year	1-3 years (2)	3-5 years	After 5 years (2)
PWB Credit Facility	$17,000	$—	$17,000		$—
Unsecured Notes Due April 2025	50,000	—	—	—	50,000
SBA Debentures	149,880	—	—	21,000	128,880
Total	$216,880	$—	$17,000	$21,000	$178,880

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)
The PWB Credit Facility is scheduled to mature on January 31, 2020. The SBA debentures are scheduled to mature between September 2022 and 2025. The Unsecured Notes Due April 2025 are scheduled to mature in 2025.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $8.5 million in unfunded commitments to four portfolio companies at September 30, 2018.
Distributions
We are taxed as a RIC under the Code. In order to maintain our status as a RIC, we are required to distribute annually to our stockholders at least 90% of our ICTI, as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. Maintenance of our RIC status also requires adherence to certain source of income and asset diversification requirements. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
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
Recent Developments
On October 30, 2018, our Board declared a distribution of $0.34 per share for the fourth quarter of 2018, payable on December 31, 2018, to stockholders of record as of December 17, 2018.
In October and November 2018, the Company closed the public offering of $48,525 in aggregate principal amount of its 6.5% notes due 2025 (the "Unsecured Notes Due October 2025"), which included a partial exercise of the underwriters overallotment option. The total net proceeds to the Company from the Unsecured Notes Due October 2025, after deducting underwriting discounts of approximately $1,516 and estimated offering expenses of $350, were approximately $46,659. The Unsecured Notes Due October 2025 will mature on October 31, 2025 and bear an effective interest rate, including amortization of deferred debt issuance costs, of 7.05%. Because the Unsecured Notes Due October 2025 are not secured by any of the Company's assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility. The Unsecured Notes Due October 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 31, 2020 at the redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest.
On October 11, 2018, the Company made an unsecured intercompany loan to SBIC I LP for $1,250. The outstanding principal is due October 11, 2019, and will not bear interest.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, 79% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2018, all of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding SBA debentures bear interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.25% interest rate floor.
Assuming that the interim and unaudited consolidated balance sheet as of September 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands).

Basis point increase	Interest income	Interest expense	Net increase
50	$1,895	$(86)	$1,809
100	3,337	(172)	3,165
150	4,779	(259)	4,520
200	6,221	(345)	5,876
250	7,663	(431)	7,232

Basis point decrease	Interest income	Interest expense	Net decrease
50	$(989)	$(86)	$(1,075)
100	(2,431)	—	(2,431)
150	(3,414)	—	(3,414)
200	(3,588)	—	(3,588)
250	(3,684)	—	(3,684)

Item 4. Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness identified in the fourth quarter of 2017 related to the design and operating effectiveness of controls over the reliability of financial information reported by portfolio companies that is used as financial inputs in the Company’s investment valuations, as disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017. To address this material weakness, we have taken steps to address the underlying causes of the material weakness as described below in “—Remediation Efforts.” Accordingly, we believe that the consolidated financial statements included in this quarterly report on Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
Other than as described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2018. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in "Part II, Item 1A. Rick Factors" in our Quarterly Report in Form 10-Q for the quarter ended March 31, 2018 (the "First Quarter 10-Q"), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and First Quarter 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and First Quarter 10-Q, which should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended September 30, 2018, we issued 2,366 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $20,000.
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
During the three months ended September 30, 2018, we repurchased -0- shares of common stock on the open market for under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (dollars in millions, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
May 22, 2018 through June 30, 2018	—	$—	$10.0
July 1, 2018 through September 30, 2018	—	$—	$10.0

(1)	Excludes shares purchased on the open market and reissued in order to satisfy the DRIP obligation.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

4.1	Second Supplemental Indenture as of October 16, 2018, between OFS Capital Corporation and U.S. Bank National Association, as Trustee	POS EX 333-222419	October 16, 2018

4.2	Form of Global Note with respect to the 6.5% Notes due 2025	POS EX 333-222419	October 16, 2018

11.1	Computation of Per Share Earnings			+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the consolidated statements of operations contained in this report
*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 2, 2018	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer