Form 10-K
period 2018-12-31
OFS Capital Corp
filed 2019-03-15
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00813
OFS Capital Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	46-1339639
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 S. Wacker Drive, Suite 2500 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(847) 734-2000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Global Select Market
6.375% Notes due 2025	The Nasdaq Global Select Market
6.50% Notes due 2025	The Nasdaq Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant as of June 30, 2018, was $149.2 million based on $11.46 per share, the last reported sale price of the shares of common stock on the Nasdaq Global Select Market. For the purpose of calculating this amount only, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. On March 5, 2019, there were 13,357,337 shares outstanding of the Registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services dated November 7, 2012
Advisers Act	Investment Advisers Act of 1940, as amended
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 606	ASC Topic 606, "Revenue From Contracts With Customers"
ASC Topic 820	ASC Topic 820, "Fair Value Measurements and Disclosures"
ASC Topic 946	ASC Topic 946, "Financial Services-Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a non-traded BDC with an investment strategy similar to the Company for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, as defined in the Code, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment advisory agreement between the Company and OFS Advisor dated November 7, 2012
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
OCCI
OFS Credit Company, Inc., a closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in CLO debt and subordinated (i.e., residual or equity) securities

Offering	Follow-on public offering of 3,625,000 shares of our common stock in April 2017
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment adviser under the Advisers Act
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Capital WM	OFS Capital WM, LLC, a wholly owned investment-company subsidiary of the Company
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. Corporations
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under Subchapter M of Code
SBA	U.S. Small Business Administration
SBIC	A fund licensed under the SBA small business investment company program

SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC on December 4, 2013, making SBIC I LP a wholly owned subsidiary of the Company
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
The Order
We received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain funds managed by Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions.

Transaction Price	The cost of an arm's length transaction occurring in the same security
Unsecured Notes	The combination of the Unsecured Notes Due April 2025 and the Unsecured Notes Due October 2025
Unsecured Notes Due April 2025	The Company's $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025
Unsecured Notes Due October 2025	The Company's $48.5 million aggregate principal amount of 6.5% notes due October 30, 2025
Valuation Methodology Change	We changed the primary method used to value certain of our investments as of December 31, 2016, from the income approach to the market approach
WM Credit Facility	Secured revolving line of credit with Wells Fargo Bank, N.A, terminated on May 28, 2015

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
As of December 31, 2018, the fair value of our debt investment portfolio totaled $363.6 million in 44 portfolio companies, of which 88% was comprised of senior secured loans and 12% of subordinated loans. Additionally, as of December 31, 2018, we held approximately $33.2 million in equity investments, at fair value, in 13 portfolio companies in which we also held debt investments and six portfolio companies in which we solely held an equity investment.
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
We execute our investment strategy, in part, through SBIC I LP, a licensee under the SBA's SBIC program. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see “Regulation—Small Business Investment Company Regulation.”
On a stand-alone basis, SBIC I LP held approximately $251.1 million and $251.6 million in assets, or approximately 57% and 70% of our total consolidated assets, at December 31, 2018 and 2017, respectively.
Our investment activities are managed by OFS Advisor and supervised by our Board a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from the SBIC Acquisition. OFS Advisor also serves as the investment adviser or collateral manager to CLOs and other assets, including HPCI, a non-traded BDC with an investment strategy similar to the Company's, and OCCI, a newly organized, non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests, in the CLO debt and subordinated (i.e., residual or equity) securities. OFS Advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.
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
As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Provisions of the Small Business Credit Availability Act (the "SBCAA"), permit BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). As an approximation, prior to the enactment of the SBCAA, the most that a BDC could borrow for investment purposes was $1 for every $1 of investor equity. Now, for those BDCs that satisfy the SBCAA’s approval and disclosure requirements and become subject to the reduced asset coverage ratio, the BDC can borrow $2 for investment purposes for every $1 of investor equity.
The SBCAA provides that in order for a BDC whose common stock is traded on a national securities exchange to be subject to 150% asset coverage, the BDC must either obtain: (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval, or (ii) obtain stockholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such stockholder approval.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements and, as a result, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective May 3, 2019. Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
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
As of December 31, 2018, OFS had 46 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
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
Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents, and the intangible asset and goodwill resulting from the SBIC Acquisition, but including assets purchased with borrowed funds and assets owned by any consolidated entity) and, therefore, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
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
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2018, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
Significant Investment Capacity. The net proceeds of equity and debt offerings and borrowing capacity under our credit facilities will provide us with a substantial amount of capital available for deployment into new investment opportunities in our targeted asset class.
Scalable Infrastructure Supporting the Entire Investment Cycle. We believe that our loan acquisition, origination and sourcing, underwriting, administration and management platform is highly scalable (that is, it can be expanded on a cost-efficient basis within a timeframe that meets the demands of business growth). Our platform extends beyond origination and sourcing and includes a regimented credit monitoring system. We believe that our careful approach, which involves ongoing review and analysis by an experienced team of professionals, should enable us to identify problems early and to assist borrowers before they face difficult liquidity constraints.
Extensive Loan Sourcing Capabilities. OFS Advisor gives us access to the deal flow of OFS. We believe OFS’s 20-year history as a middle-market lending platform, extensive relationships with potential borrowers and other lenders, and its market position make it a leading lender to many sponsors and other deal sources, especially in the currently under-served lending environment.
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
Rigorous Credit Analysis and Approval Procedures. OFS Advisor utilizes an established, disciplined investment process of OFS for reviewing lending opportunities, structuring transactions and monitoring investments. Using a disciplined approach to lending, OFS Advisor seeks to minimize credit losses through effective underwriting, comprehensive due diligence investigations, structuring and, where appropriate, the implementation of restrictive debt covenants.
Our Administrator
We do not have any direct employees, and our day-to-day investment operations are managed by OFS Advisor. We have a chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, corporate secretary and, to the extent necessary, our board of directors may elect to appoint additional officers going forward. Our officers are employees of OFSC, an affiliate of OFS Advisor, and a portion of the compensation paid to our officers is paid by us pursuant to the Administration Agreement. All of our executive officers are also officers of OFS Advisor.
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
Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:

Large Target Market. According to the National Center for the Middle Market, there were approximately 200,000 companies in the United States with annual revenues between $10 million and $1.0 billion, compared with approximately 1,300 companies with revenues greater than $2.5 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the vast bulk of OFS’s portfolio companies since its inception, and constituted the majority of our portfolio as of December 31, 2018. We believe that this market segment will continue to produce significant investment opportunities for us.
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
We expect to continue to use the expertise of the investment professionals of OFS to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face,
Investment Criteria/Guidelines
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
Our due diligence and underwriting process typically addresses the following elements (although certain elements may not be included in every due diligence undertaking):
Prospective Portfolio Company Characteristics - focusing on primary drivers of the company’s revenues and cash flows, including its key products and services; customer and supplier concentrations, and contractual relationships; depth, breadth, and quality of company management, as well as the extent to which the management team is appropriately compensated with equity incentives; and any regulatory, labor, or litigation matters impacting the company.
Industry and Competitive Overview - including industry size and the company’s position within it; growth potential and barriers to entry; governmental, regulatory, or technological issues potentially affecting the industry; and cyclicality or seasonality risks associated with the industry.
Financial Analysis - involving an understanding of the company’s historical financial results, focusing on actual operating trends experienced over time, in order to forecast future performance, including in various sensitized performance scenarios; attention to projected cash flows, debt service coverage, and leverage multiples under such scenarios; and an assessment of enterprise valuations and debt repayment/investment recovery prospects given such sensitized performance scenarios.
Investment Documentation - focusing on obtaining the best legal protections available to us given our position within the capital structure, including, as appropriate, financial covenants; collateral liens and stock pledges; review of loan documents of other of the prospective portfolio company’s creditors; and negotiation of inter-creditor agreements.
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
As of December 31, 2018, we had debt investments in 44 portfolio companies, totaling $363.6 million at fair value, of which $3.8 million, $329.6 million, $29.3 million, and $0.0 million, and $0.9 million were rated 2, 3, 4, 5, and 6, respectively.
Investment Committees
OFS Advisor’s Pre-Allocation Investment Committee, CLO Investment Committee, Structured Credit Investment Committee and Middle-Market Investment Committee, (the “Middle-Market Investment Committee”, and collectively, the “Advisor Investment Committees”), are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The Middle-Market Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey Cerny, Mark Hauser, Kyde Sharp and Bilal Rashid, along with the investment committee for SBIC I LP (the “SBIC Investment Committee”), which is comprised of Mark Hauser, Bilal Rashid, Jeffrey Cerny and Tod Reichert, are responsible for the evaluation and approval of all the investments made by us directly or through our wholly-owned subsidiaries, as appropriate.
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
In certain instances, management may seek the approval of our Board prior to the making of an investment. In addition to reviewing investments, the meetings of the Middle-Market Investment Committee and SBIC Investment Committee, where applicable, serve as a forum to discuss credit views and outlooks. Potential transactions and deal flows are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with members of the Middle-Market Investment Committee and SBIC Investment Committee, where applicable, early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members in working efficiently.

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
Structure of Investments
We anticipate that our loan portfolio will continue to contain investments of the following types with the following characteristics:
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
Senior Secured Unitranche Loans. Unitranche loans are loans that combine both senior and subordinated debt into one loan under which the borrower pays a single blended interest rate that is intended to reflect the relative risk of the secured and unsecured components. We typically structure our unitranche loans as senior secured loans. We obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans. This collateral takes the form of first-priority liens on the assets of a portfolio company and, typically, first-priority pledges of the ownership interests in the company. We believe that unitranche lending represents a significant growth opportunity for us, offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might realize in a traditional multi-tranche structure. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we will be the sole lender, or we, together with our affiliates, will be the sole lender, of unitranche loans, which can afford us additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of under performance. These loans are categorized as Senior Secured Loans in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
Senior Secured Second-lien Loans. Second-lien senior secured loans obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of such loans. This collateral typically takes the form of second-priority liens on the assets of a portfolio company, and we may enter into an inter-creditor agreement with the holders of the portfolio company’s first-lien senior secured debt. These loans typically provide for no contractual loan amortization in the initial years of the facility, with all amortization deferred until loan maturity. These loans are categorized as Senior Secured Loans in our consolidated schedule of investments included in the financial statements included elsewhere in this prospectus supplement.
Broadly Syndicated Loans. Broadly Syndicated Loans (whose features are similar to those described under “Senior Secured First-Lien Loans” and “Senior Secured Second-Lien Loans” above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. The proceeds of Broadly Syndicated Loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly Syndicated Loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the Broadly Syndicated Loan (the “Loan Agreement”). In a typical Broadly Syndicated Loan, an administrative agent (the “Agent”) administers the terms of the Loan Agreement. In such cases, the Agent is normally responsible for the collection of principal and interest payments from the borrower and the apportionment of these payments to the credit of all institutions that are parties to the Loan Agreement. We will generally rely upon the Agent or an intermediate participant to receive and forward to us our portion of the principal and interest payments on the Broadly Syndicated Loan. Additionally, we normally will rely on the Agent and the other loan investors to use appropriate credit remedies against the borrower. The Agent is typically responsible for monitoring compliance with covenants contained in the Loan Agreement based upon reports prepared by the borrower. The Agent may monitor the value of the collateral and, if the value of the collateral declines, may accelerate the Broadly Syndicated Loan, may give the borrower an opportunity to provide additional collateral or may seek other protection for the benefit of the participants in the Broadly Syndicated Loan. The Agent is compensated by the borrower for providing these services under a Loan Agreement, and such compensation may include special fees paid upon structuring and funding the Broadly Syndicated Loan and other fees paid on a continuing basis. The Broadly Syndicated Loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.
Subordinated (“Mezzanine”) Loans. These investments are typically structured as unsecured, subordinated loans that typically provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically will have interest-only payments (often representing a combination of cash pay and payment-in-kind ("PIK") interest) in the early years, with amortization of principal deferred to maturity. Mezzanine loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Mezzanine investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. Mezzanine loans often include a PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan. These loans are categorized as Subordinated Loans in our consolidated schedule of investments included in the financial statements included elsewhere in this prospectus supplement.
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
Structured Finance Notes. We may purchase interests in the equity securities of CLOs collateralized by portfolios consisting primarily of below investment grade U.S. senior secured loans with a large number of distinct underlying borrowers across various industry sectors. The equity of a CLO is unrated and subordinated to the debt tranches and typically represents approximately 8% to 11% of a CLO’s capital structure. A CLO’s equity represents the first loss position in the CLO. The holders of CLO equity interests are typically entitled to any cash reserves that form part of the structure when such reserves are permitted to be released. Structured Finance Notes are considered CLO subordinated debt positions. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses. Economically, CLO equity benefits from gains and suffers from losses and generally receive the difference between the interest received from the investment portfolio and the interest paid to the holders of debt tranches of the CLO structure. In addition, the CLO equity securities in which we may invest in the future are highly leveraged (with CLO equity securities typically being leveraged 9 to 13 times), which magnifies our risk of loss on such investments.
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
The base management fee is payable quarterly in arrears and was $6.3 million, $5.0 million, and $4.5 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

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
Board Approval of the Investment Advisory and Administrative Agreements
Our board, including our independent directors, approved the Investment Advisory Agreement at a meeting held on April 5, 2018. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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

Our board also reviewed services provided under the Administrative Agreement, and approved its renewal at the April 5, 2018 meeting.
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain BDCs, registered investment companies and private funds managed by OFS Advisor, or any adviser that controls, is controlled by, or is under common control with, OFS Adviser and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Pursuant to the Order, we are generally permitted to participate in a co-investment transaction if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We have applied for a new exemptive order (the “New Order”), which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.
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

◦
does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

◦
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company;

(b)	Securities of any eligible portfolio company which we control;

(c)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;

(d)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;

(e)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities; and

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

Temporary Investments
Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets, as defined by the 1940 Act, are qualifying assets or temporary investments. We may invest in highly rated commercial paper, U.S. Government agency notes, and U.S. Treasury bills or repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. OFS Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
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
Senior Securities
As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Provisions of the SBCAA permit BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). As an approximation, prior to the enactment of the SBCAA, the most that a BDC could borrow for investment purposes was $1 for every $1 of investor equity. Now, for those BDCs that satisfy the SBCAA’s approval and disclosure requirements and become subject to the reduced asset coverage ratio, the BDC can borrow $2 for investment purposes for every $1 of investor equity.
The SBCAA provides that in order for a BDC whose common stock is traded on a national securities exchange to be subject to 150% asset coverage, the BDC must either obtain: (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval, or (ii) obtain stockholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such stockholder approval.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements and, as a result, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective May 3, 2019. Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
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
On October 12, 2016, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain BDCs, registered investment companies and private funds managed by OFS Advisor or any adviser that controls, is controlled by, or is under common control with, OFS Adviser, and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Pursuant to the Order, we are generally permitted to participate in a co-investment transaction if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order is subject to additional terms and conditions; there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and in compliance with conditions of the Order. We have applied for the New Order which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
Small Business Investment Company Regulations
Our wholly owned subsidiary, SBIC I LP, is an SBIC and must maintain compliance with SBA regulations.
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
SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million (or $175 million with SBA approval) when it has at least $75 million in regulatory capital (or $87.5 million with approval to borrow up to $175 million), receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350 million.
The investments of an SBIC are limited to loans to, and equity securities of, eligible small businesses. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth (total assets less goodwill less total liabilities) not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller concerns,” as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative criteria to determine eligibility, which may include, among other things, the industry in which the business is engaged, the number of employees of the business, its gross sales, and the extent to which the SBIC is proposing to participate in a change of ownership of the business. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
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
Codes of Ethics
We and OFS Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to either code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on our website at www.ofscapital.com. The code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.
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
Proxy Voting Records
You may obtain information about how we voted proxies for the Company free of charge, by making a written request for proxy voting information to: OFS Capital Corporation, 10 S. Wacker Drive, Suite 2500, Chicago, Illinois 60606, Attention: Investor Relations, or by calling OFS Capital Corporation at (847) 734-2000. The SEC also maintains a website at http://www.sec.gov that contains such information.
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
Material U.S. Federal Income Tax Considerations
Election to be Taxed as a RIC
We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we are not required to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our otherwise taxable earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, to receive RIC tax treatment, we must distribute to our stockholders, for each taxable year, the Annual Distribution Requirement. The excess of net long-term capital gains over net short-term capital losses, if any ("Net Capital Gains"), are not a component of the Annual Distribution Requirement, but impacts taxable income if not distributed as discussed below.
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
We are also subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income and gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts.
In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:

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
We are required to recognize ICTI in circumstances in which we have not received a corresponding payment in cash. For example, we hold debt obligations that are treated under applicable tax rules as issued with OID and debt instruments with PIK interest, and we must include in ICTI each year the portion of the OID and PIK interest that accrues for that year (as it accrues over the life of the obligation), irrespective of whether the cash representing such income is received by us in that taxable year. The continued recognition of non-cash ICTI may cause difficulty in meeting the Annual Distribution Requirement. We may be required to sell investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities to meet this requirement. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
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

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise qualify for the dividends received deduction or constitute qualified dividend income as ineligible for such treatment, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be considered "qualifying income" for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.
If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to our stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
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
Failure to Qualify as a RIC
If we are unable to maintain our qualification as a RIC, we will be subject to tax on all of our ICTI and Net Capital Gains at regular corporate rates; we will not receive a dividend deduction for any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that would, for qualifying non-corporate U.S. stockholders, be eligible for the current 20% maximum rate to the extent of our current and accumulated earnings and profits (subject to limitations under the Code). Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis (reducing that basis accordingly), and any remaining distributions would be treated as a capital gain. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years, in order to qualify as a RIC in a subsequent year.

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
We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFS senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, Jeffrey Cerny, Senior Managing Director and Treasurer of OFSC, and Mark Hauser, Senior Managing Director of OFSC. Each of these individuals is an employee at will of OFSC. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM and Chairman of certain of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
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
Many of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. All of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (ASC Topic 820). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of an independent service provider to prepare the valuation of these securities.
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
SBA regulations currently limit the amount that an SBIC may borrow to up to a maximum of $150 million (or $175 million with SBA approval) when it has at least $75 million in regulatory capital (or $87.5 million with approval to borrow up to $175 million), receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350 million.
We cannot presently predict whether or not we will borrow the maximum permitted amount; if we reach the maximum dollar amount of SBA guaranteed debentures permitted, and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.
Moreover, SBIC I LP’s status as an SBIC does not automatically assure that it will receive SBA guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon whether SBIC I LP is and continues to be in compliance with SBA regulations and policies and whether funding is available. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by SBIC I LP. As of December 31, 2018, the Company had fully funded its $75.0 million commitment to SBIC I LP. As of December 31, 2018, SBIC I LP had leverage commitments of approximately $149.9 million from the SBA, and $149.9 million of outstanding SBA-guaranteed debentures, leaving no incremental borrowing capacity under present SBA regulations.
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
As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (or 150% if certain requirements are met) (i.e., the amount of debt may not exceed 50% or 66 2/3% of the value of our assets). See "Regulation". In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% (or 150% if certain requirements are met) after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below the applicable threshold, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2018, our asset coverage ratio was greater than 1,000%, excluding the debt held by SBIC I LP.
On May 3, 2018, the Board, including a "required majority" (as such item is determined in section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us; therefore provided certain conditions are met, we will be subject to the reduced asset coverage ratio as of May 3, 2019.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	—%	5%	10%
Corresponding return to common stockholder (1)	(30.00)%	(18.67)%	(7.33)%	4.01%	15.34%
(1) Assumes $396.8 million in investments at fair value, $260.4 million in debt outstanding, $175.0 million in net assets, and an average cost of funds of 4.9%. Assumptions are based on our financial condition and our average cost of funds at December 31, 2018.
Based on our outstanding indebtedness of $260.4 million as of December 31, 2018 and the average cost of funds of 4.9% as of that date, our investment portfolio must experience an annual return of at least 3.2% to cover interest payments on the outstanding debt.
This example is for illustrative purposes only, and actual interest rates on our borrowings are likely to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Borrowings” for additional information.
The amount of our debt outstanding increased due to the issuance of the Unsecured Notes.
Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations to meet the payment obligations of our debt.
Because we have received the approval of our Board, we will be subject to 150% Asset Coverage beginning on May 3, 2019.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the SBCAA has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the SBCAA, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows a “required majority” (as defined in Section 57(o) of the 1940 Act) of our directors to approve an increase in our leverage capacity, and such approval would become effective after one year from the date of approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.
On May 3, 2018 our Board approved the application of the reduced asset coverage ratio to us. As a result, we will be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) beginning on May 3, 2019, assuming that additional borrowings are available and we are able to amend our PWB Credit Facility to permit additional leverage. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “- Risks Related to Our Business and Structure - We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
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
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC.
We have elected to be treated as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain RIC status. As a RIC, we are not required to pay corporate-level U.S. federal income taxes on our income and capital gains distributed (or deemed distributed) to our stockholders, provided that we satisfy certain distribution and other requirements. To continue to qualify for tax treatment as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, and may, in the future, issue preferred stock, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level U.S. federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for tax treatment as a RIC for any reason and become subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.
Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
In order for us to maintain our tax treatment as a RIC and to minimize corporate-level taxes, we are required to distribute on an annual basis substantially all of our taxable income, which includes income from our subsidiaries and portfolio companies. As a substantial portion of our investments are made through SBIC I LP, we are significantly dependent on that entity for cash distributions to enable us to meet the RIC distribution requirements. SBIC I LP may be limited by the SBIC Act and SBA regulations governing SBICs from making certain distributions to us that may be necessary to enable us to continue to qualify as a RIC. We may have to request a waiver of the SBA’s restrictions for SBIC I LP to make certain distributions to maintain our tax treatment as a RIC and we cannot assure stockholders that the SBA will grant such waiver. If our subsidiaries and portfolio companies are unable to make distributions to us, this may result in loss of RIC tax treatment and a consequent imposition of a corporate-level federal income tax on us.
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
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain the tax benefits available to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we sell built-in-gain assets, we may be required to recognize taxable income in respect of the built-in-gain on such assets. In such a case, we would have to distribute all of our taxable gain (including the built-in-gain) in respect of such sale to avoid the imposition of entity-level tax on such gain. If we are not able to obtain such cash from other sources, we may fail to maintain the tax benefits available to RICs and thus be subject to corporate-level U.S. federal income tax.
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
We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level U.S. federal tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock, or 150%, if certain requirements are met. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.
Our PWB Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the credit facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The PWB Credit Facility provides us with a senior secured revolving line of credit of up to $50.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the PWB Credit Facility. The PWB Credit Facility is guaranteed by our subsidiary OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and our SBIC I LP and SBIC I GP partnership interests. The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The PWB Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the PWB Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the PWB Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. We had $12.0 million outstanding under the PWB Credit Facility as of December 31, 2018. Availability under the PWB Credit Facility as of December 31, 2018 was $38.0 million based on the stated advance rate of 50% under the borrowing base.
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The impact of downgrades by rating agencies to the United States government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the United States and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom is currently expected to leave the EU on March 29, 2019, uncertainty remains as to the exact timing and process, which may lead to continued volatility. Additionally, volatility in the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the United States and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Adverse developments in the credit markets may impair our ability to secure debt financing.
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. As a result, should we experience another economic downturn in the United States, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

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
In addition, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy, including making investments in entities such as SBIC I LP, in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and our accounting practices described in this Annual Report on Form 10-K, and may shift our investment focus from the areas of expertise of OFS Advisor to other types of investments in which OFS Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.
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
There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. There is significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
We previously identified a material weakness in our internal control over financial reporting, which has since been remediated. Any future failure to establish and maintain effective internal control over financial reporting could have an adverse effect on our business and stock price.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations.
We previously identified a material weakness related to the design and operating effectiveness of controls over the reliability of financial information reported by portfolio companies that is used as financial inputs in the Company’s investment valuations. We addressed the material weakness through, among other things, adding new and/or enhanced existing controls surrounding the valuation process and financial reporting oversight of various controlled/affiliated portfolio companies.
Although we have remediated this material weakness in our internal control over financial reporting, any failure to improve our disclosure controls and procedures or internal control over financial reporting to address any identified weaknesses in the future, if and when they are identified, could prevent us from maintaining accurate accounting records and discovering material accounting errors. Any of these results could adversely affect our business and the value of our common stock.
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
Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Several EU countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent United States and global economic downturn, or a return to the recessionary period in the United States, could adversely impact our investments. We cannot predict the duration of the effects related to these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Risks Related to OFS Advisory and its Affiliates
We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
OFS Advisor and its affiliates manage other assets, including those of other BDCs, registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a subadvisor and CLOs, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to HPCI, a non-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities.Therefore, many investment opportunities will satisfy the investment criteria for both HPCI and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. HPCI operates as a distinct and separate entity and any investment in our common stock will not be an investment in HPCI. In addition, our executive officers and certain of our independent directors serve in substantially similar capacities for HPCI and OCCI. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
OFS Advisor and OFSAM have procedures and policies in place designed to manage the potential conflicts of interest between OFS Advisor’s fiduciary obligations to us and its fiduciary obligations to other clients. For example, such policies and procedures are designed to ensure that investment opportunities are allocated in a fair and equitable manner among us and other clients of OFS Advisor. An investment opportunity that is suitable for clients of OFS Advisor may not be capable of being shared among some or all of such clients due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act.
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
On October 12, 2016, we received the Order from the SEC that permits us to co-invest in portfolio companies with certain affiliates, provided that we comply with the conditions of the Order. Pursuant to the Order, we are generally permitted to co-invest with BDCs, registered investment companies and private funds managed by OFS Advisor or any adviser that controls, is controlled by, or is under common control with, OFS Advisor, and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
When we invest alongside clients of OFSAM and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:

•	investment guidelines and/or restrictions, if any, set forth in the applicable organizational, offering or similar documents for the investment vehicles;

•	the status of tax restrictions and tests and other regulatory restrictions and tests;

•	risk and return profile of the investment vehicles;

•	suitability/priority of a particular investment for the investment vehicles;

•	if applicable, the targeted position size of the investment for the investment vehicles

•	level of available cash for investment with respect to the investment vehicles;

•	total amount of funds committed to the investment vehicles; and

•	the age of the investment vehicles and the remaining term of their respective investment periods, if any.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% if certain conditions are satisfied) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets decline, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
On May 3, 2018, the Board, including a "required majority" (as such item is determined in section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us; therefore provided certain conditions are met, we will be subject to the reduced asset coverage ratio as of May 3, 2019.
As of December 31, 2018, we had $260.4 million of debt outstanding. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all. We have received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from our definition of senior securities in our statutory asset coverage ratio under the 1940 Act.
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
Our investments in debt instruments may include “covenant-lite” loans. Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
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
Our investments in CLOs carry additional risks to the risks associated with investing in private debt.
In addition to the general risks associated with debt securities and structured products discussed herein, CLOs carry additional risks, including, but not limited to (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that the investments in CLOs are subordinate to other classes or tranches thereof, (iv) the potential of spread compression in the underlying loans of the CLO, which could reduce credit enhancement in the CLOs and (v) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results. CLO equity securities that we may acquire are subordinated to more senior tranches of CLO debt. CLO equity securities are subject to increased risks of default relative to the holders of superior priority interests in the same securities. In addition, at the time of issuance, CLO equity securities are under-collateralized in that the liabilities of a CLO at inception exceed its total assets. When we invest in CLOs, we may be in a first loss or subordinated position with respect to realized losses on the assets of the CLOs in which it is invested. We may recognize phantom taxable income from our investments in the subordinated tranches of CLOs.
Between the closing date and the effective date of a CLO, the CLO collateral manager will generally expect to purchase additional collateral obligations for the CLO. During this period, the price and availability of these collateral obligations may be adversely affected by a number of market factors, including price volatility and availability of investments suitable for the CLO, which could hamper the ability of the collateral manager to acquire a portfolio of collateral obligations that will satisfy specified concentration limitations and allow the CLO to reach the initial par amount of collateral prior to the effective date. An inability or delay in reaching the target initial par amount of collateral may adversely affect the timing and amount of interest or principal payments received by the holders of the CLO debt securities and distributions of the CLO on equity securities and could result in early redemptions which may cause CLO debt and equity investors to receive less than the face value of their investment.
In addition, the portfolios of certain CLOs in which we may invest may contain “covenant-lite” loans. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.The failure by a CLO in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in the payments we receive from the CLO. In the event that a CLO fails certain tests, holders of CLO senior debt may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting CLO or any other investment we may make. If any of these occur, it could adversely affect our operating results and cash flows.
Our CLO investments will be exposed to leveraged credit risk. If a CLO does not meet certain minimum collateral value ratios and/or interest coverage ratios, primarily due to senior secured loan defaults, then cash flow that otherwise would have been available to pay us distributions may instead be used to redeem any senior notes or to purchase additional senior secured loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full.
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
Borrowers of Broadly Syndicated Loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. Without restriction under the financing agreement, the borrower could take various actions with respect to the unrestricted subsidiary including, among other things, incur debt, grant security on its assets, sell assets, pay dividends or distribute shares of the unrestricted subsidiary to the borrower’s shareholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in Broadly Syndicated Loans accordingly.
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
Although we believe our portfolio is well-diversified across companies and industries, our portfolio is, and may in the future be, concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
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
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. We and OFS Advisor’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data.  If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
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
If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2018, our net asset value per share was $13.10. The daily average closing price of our shares on the Nasdaq Global Select Market for the year ended December 31, 2018 was $11.49. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.
Our Unsecured Notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities.
Our Unsecured Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Unsecured Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding (including the PWB Credit Facility) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Unsecured Notes.
The Unsecured Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Unsecured Notes are obligations exclusively of OFS Capital Corporation, and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the Unsecured Notes, and the Unsecured Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Unsecured Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Unsecured Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Unsecured Notes will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including SBIC I LP. Certain of these entities currently serve as guarantors under the PWB Credit Facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the Unsecured Notes.

The indenture under which the Unsecured Notes were issued contains limited protection for holders of the unsecured Notes.
The indenture under which the Unsecured Notes were issued offers limited protection to holders of the Unsecured Notes. The terms of the indenture and the Unsecured Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Unsecured Notes. In particular, the terms of the indenture and the Unsecured Notes will not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Unsecured Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Unsecured Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Unsecured Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Unsecured Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% on and after May 3, 2019) after such borrowings.

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Unsecured Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time in order to maintain the BDC’s status as a RIC under Subchapter M of the Code. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% (or 150% on and after May 3, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
In addition, the indenture does not require us to make an offer to purchase the Unsecured Notes in connection with a change of control or any other event.
Furthermore, the terms of the indenture and the Unsecured Notes do not protect holders of the unsecured Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.
Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the Unsecured Notes), and take a number of other actions that are not limited by the terms of the Unsecured Notes may have important consequences for you as a holder of the Unsecured Notes, including making it more difficult for us to satisfy our obligations with respect to the Unsecured Notes or negatively affecting the trading value of the Unsecured Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Unsecured Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the Unsecured Notes.
We may choose to redeem the Unsecured Notes when prevailing interest rates are relatively low.
On or after April 30, 2020 for the Unsecured Notes Due April 2025 or October 31, 2020 for the Unsecured Notes Due October 2025, we may choose to redeem the Unsecured Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the Unsecured Notes. If prevailing rates are lower at the time of redemption, and we redeem the Unsecured Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Unsecured Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Unsecured Notes as the optional redemption date or period approaches.

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
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2018. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock and Holders
Our common stock is traded on the Nasdaq Global Select Market under the symbol "OFS". The last reported sale price for our common stock on the Nasdaq Global Select Market on March 4, 2019 was $12.05 per share. As of March 4, 2019, there were two holders of record of the common stock, one of which was OFSAM. The other holder of record does not identify stockholders for whom shares are held beneficially in “nominee” or “street name.”
Issuer Purchases of Equity Securities
On May 22, 2018, the Board authorized us to initiate a stock repurchase program under which the we may acquire up to $10.0 million of its outstanding common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We expect the Stock Repurchase Program to be in place through May 22, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
The following table summarizes the shares of common stock that we repurchased under the Stock Repurchase Program during the three months ended December 31, 2018 (amount in thousands except shares).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 1, 2018 through December 31, 2018	300	$10.29	300	$9,997
Total	300	10.29	300	9,997

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index, for the last five fiscal years. The graph assumes that, on December 31, 2013, a person invested $100 in our common stock, the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index. The graph measures total stockholder return, which takes into account changes in stock price and assumes reinvestment of all dividends and distributions prior to any tax effect.

Total Return Performance
OFS Capital Corporation
S&P 500
SNL U.S. RICs
Russell 1000
Index Value
200
175
150
125
100
75
50
03/31/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/31/16
03/31/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18

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
Sales of Unregistered Securities
There was $0.2 million of distributions reinvested during the year ended December 31, 2018 under the DRIP.

Item 6.	Selected Consolidated Financial Data
The following selected financial and other data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K (amounts in thousands, except per share data and number of portfolio companies at period end):

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Investment income
Interest income	$38,607	$28,124	$26,400	$27,764	$20,653
PIK interest income	1,193	1,508	1,194	1,206	683
Dividend income	315	482	475	245	124
Preferred equity PIK dividend income	906	1,399	1,433	1,116	446
Fee income	1,813	1,913	1,592	1,933	914
Total investment income	42,834	33,426	31,094	32,264	22,820
Expenses
Management fees	6,335	4,999	4,516	5,225	2,916
Incentive fees, net of waiver	4,387	2,962	3,333	2,627	1,253
Other expenses	13,727	9,588	9,100	11,001	9,516
Total expenses, net	24,449	17,549	16,949	18,853	13,685
Net investment income	18,385	15,877	14,145	13,411	9,135
Net realized gain (loss) on investments	(4,779)	6,833	2,404	(1,562)	(3,359)
Net unrealized appreciation (depreciation) on investments	(4,034)	(14,800)	(2,721)	6,382	4,164
Net increase in net assets resulting from operations	9,572	7,910	13,828	18,231	9,940
Per share data:
Net asset value	$13.10	$14.12	$14.82	$14.76	$14.24
Net investment income	1.38	1.28	1.46	1.39	0.95
Net realized gain (loss) on investments	(0.36)	0.55	0.25	(0.17)	(0.35)
Net unrealized appreciation (depreciation) on investments	(0.30)	(1.19)	(0.29)	0.66	0.42
Net increase in net assets resulting from operations	0.72	0.64	1.43	1.89	1.03
Distributions declared (1)	1.73	1.36	1.36	1.36	1.36
Total return based on market value (7)	2.8%	(4.7)%	32.3%	9.0%	2.4%
Balance sheet data at period end:
Investments, at fair value	$396,797	$277,499	$281,627	$257,296	$312,234
Cash and cash equivalents	38,172	72,952	17,659	32,714	12,447
Other assets	6,452	7,327	5,744	4,666 (2)	11,823 (2)
Total assets	441,421	357,778	305,030	294,676 (2)	336,504 (2)
Debt	254,826	164,823	156,343	146,460 (2)	194,935 (2)
Total liabilities	266,398	169,442	161,252	151,664 (2)	199,033 (2)
Total net assets	175,023	188,336	143,778	143,012	137,471
Other data (unaudited):
Weighted average yield on performing debt investments (3) (6)	11.50%	12.11%	12.08%	11.89%	9.53%
Weighted average yield on total debt investments (4) (6)	11.12%	11.59%	11.72%	11.84%	9.41%
Weighted average yield on total investments (5) (6)	10.49%	10.35%	10.88%	10.79%	8.99%
Number of portfolio companies at end of year	50	37	41	39	62

(1)	The return of capital portion of these distributions for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, was $0, $0, $0.09, $0.23, and $0.72, respectively.

(2)
On January 1, 2016, we adopted ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

(3)
The weighted average yield on our performing debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of loan origination fees, original issue discount, market discount or premium, and loan amendment fees divided by (b) amortized cost of our debt investments, excluding debt investments in non-accrual status as of the balance sheet date.

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

(7)
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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or an SBIC, or maintaining our tax treatment as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	our increased ability to incur leverage pursuant to the SBCAA, beginning on May 3, 2019;

•	competition for investment opportunities;

•	the ability of SBIC I LP to make distributions enabling us to meet RIC requirements;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
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
We have based the forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act.

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
Fair value estimates
As of December 31, 2018, total investments representing approximately 90% of our total assets were carried on the consolidated balance sheet at fair value. As discussed more fully in “Item 8.–Financial Statements–Note 2” GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.
As described in “Item 8.–Financial Statements–Note 5”, we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair values of our investments. The most significant unobservable inputs in these fair value measurements are the discount rates, EBITDA multiples and projected cash flows contractually due from the investment.
Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in the investment. We use two methods to estimate discount rates: the weighted-average cost of capital method, which is a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a hypothetical debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and estimates the discount rate based on observed market conditions for similar rated debt. These methods generally produces a range of discount rates, and we generally select the midpoint of the range for use in fair value measures, subject to limitations on the basis of the borrowers' ability to prepay the debt without penalty.
Our market approach valuations, generally applied to equity investments and investments in non-performing debt, involve a determination of an enterprise value multiple to a financial performance metric of the portfolio company, generally EBITDA. These determinations are based on identification of a comparable set of publicly traded companies and determination of a public-to-private liquidity adjustment factor. This method generally produces a range of multiplier values and we generally select the midpoint of the range for fair value measures.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2018 (dollar amounts in thousands):

	Fair Value at December 31, 2018	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior Secured	$295,087	$289,637	$300,772
Subordinated	$44,540	43,891	45,189

Equity investments:
Preferred equity	$14,613	13,528	15,057
Common equity and warrants	$18,627	15,113	22,540
The above tables excludes $23,930, $-0-, and $-0-, of senior secured debt investments, subordinated debt investments and equity investments, respectively, valued at Transaction Prices.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1—Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 3.”

•
The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1–Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 3.”

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

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs managed by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser or collateral manager to CLOs and other assets, including HPCI, a non-traded BDC with an investment strategy similar to ours, as well as OCCI, a newly organized, non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in the debt and subordinated securities of CLOs.
Portfolio Composition and Investment Activity
Portfolio Composition
As of December 31, 2018, the fair value of our debt investment portfolio totaled $363.6 million in 44 portfolio companies, of which 88% and 12% were senior secured loans and subordinated loans, respectively, and approximately $33.2 million in equity investments, at fair value, in 13 portfolio companies in which we also held debt investments and six portfolio companies in which we solely held an equity investment. We had unfunded commitments of $8.2 million to four portfolio companies at December 31, 2018. Set forth in the tables and charts below is selected information with respect to our portfolio as of December 31, 2018 and 2017.
The following table summarizes the composition of our investment portfolio as of December 31, 2018 and 2017 (dollar amounts in thousands):

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$325,873	$319,017	$196,020	$195,112
Subordinated debt investments	56,212	44,540	63,031	51,198
Preferred equity	19,620	14,613	24,103	19,200
Common equity and warrants	11,606	18,627	6,821	11,989
Total	$413,311	$396,797	$289,975	$277,499
Total number of portfolio companies	50	50	37	37

(1)
Includes debt investments in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co-lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $68,207 and $67,480 at December 31, 2018, respectively, and $21,709 and $21,919, at December 31, 2017, respectively.

The following table shows the portfolio composition by geographic region at amortized cost and fair value, and as a percentage of total investments. The geographic composition is determined by the location of the portfolio companies' corporate headquarters (dollar amounts in thousands):

	Amortized Cost				Fair Value
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
South - US	$124,795	30.2%	$126,123	43.5%	$123,344	31.1%	$124,699	44.9%
Northeast - US	109,899	26.6	106,506	36.7	92,570	23.4	91,012	32.8
West - US	124,991	30.2	32,976	11.4	120,788	30.4	33,097	11.9
Midwest - US	53,626	13.0	20,431	7.0	60,095	15.1	24,621	8.9
Canada	—	—	3,939	1.4	—	—	4,070	1.5
Total	$413,311	100.0%	$289,975	100.0%	$396,797	100.0%	$277,499	100.0%

As of December 31, 2018, our investment portfolio’s three largest industries by fair value, were (1) Professional, Scientific, and Technical Services (13.7%), (2) Manufacturing (13.5%), and (3) Information (10.4%), totaling approximately 37.6% of the investment portfolio. For a full summary of our investment portfolio by industry, see "Note 4, Investments" to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.
The following table presents our debt investment portfolio by investment size as of December 31, 2018 and 2017 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Up to $4,000	$24,785	6.4%	$28,403	10.9%	$25,117	6.9%	$24,745	10.1%
$4,001 to $7,000	66,756	17.5	53,271	20.5	60,151	16.5	45,765	18.6
$7,001 to $10,000	92,389	24.2	84,596	32.7	92,687	25.5	84,026	34.1
$10,001 to $13,000	44,527	11.7	37,706	14.6	34,032	9.4	38,033	15.4
Greater than $13,000	153,628	40.2	55,075	21.3	151,570	41.7	53,741	21.8
Total	$382,085	100.0%	$259,051	100.0%	$363,557	100.0%	$246,310	100.0%

The following table displays the composition of our performing debt investment portfolio by weighted average yield as of December 31, 2018 and 2017:

	December 31,
	2018			2017
Weighted Average Yield - Performing Debt Investments (1)	Senior Secured Debt	SubordinatedDebt	Total Debt	Senior Secured Debt	SubordinatedDebt	Total Debt
Less than 8%	0.7%	—%	0.7%	2.0%	—%	1.6%
8% – 10%	22.5	—	19.8	26.7	—	21.1
10% – 12%	42.9	26.9	41.0	38.4	11.5	32.7
12% – 14%	29.5	56.5	32.7	10.1	50.8	18.6
Greater than 14%	4.4	16.6	5.8	22.8	37.7	26.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield – performing debt investments (1)	11.33%	12.74%	11.50%	11.76%	13.40%	12.11%
Weighted average yield – total debt investments (2)	11.33%	9.93%	11.12%	11.76%	11.05%	11.59%
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

The weighted average yield on total investments was 10.49% and 10.35%, at December 31, 2018 and 2017, respectively. Weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
The weighted average yield on our performing debt decreased from 12.11% at December 31, 2017 to 11.50% at December 31, 2018, primarily due to approximately $138.0 million in sales and repayments of debt investments with a weighted average yield of 12.49%, and the deployment of $247.9 million in new originations with a weighted average yield of 11.19% during the year ended December 31, 2018. This decline was partly offset by increases in weighted average yield due to LIBOR on existing loan investments held at December 31, 2017.
As of December 31, 2018 and 2017, floating rate loans at fair value were 87% and 76% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 13% and 24% of our debt investment portfolio, respectively.
Non-Accrual Loans
At December 31, 2018, we had three loans (Community Intervention Services, Inc., Master Cutlery, LLC and Southern Technical Institute, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an amortized cost and fair value of $12.4 million and $0.9 million, respectively. In August 2018, the Elgin Fasteners Group senior secured loan became contractually due. The lending group entered into a forbearance agreement with respect to the maturity date through September 26, 2019, subject to other terms and conditions. The investment continues to accrue interest as the borrower has continued to make interest and amortization payments.
At December 31, 2017, we had two loans (Community Intervention Services, Inc. and Southern Technical Institute, LLC) on non-accrual status with respect to all interest and unamortized Net Loan Fees with an amortized cost and fair value of $11.1 million and $1.2 million, respectively. Our loan investment in My Alarm Center, LLC, which was on non-accrual status at June 30, 2017, was restructured and exchanged for a new class of preferred equity securities and common equity securities in July 2017. See "Item 8.–Financial Statements–Note 4" for further information.

PIK and Cash Dividend Accruals
Payment-in-kind dividends on preferred equity securities are recognized at fair value when earned. However, at December 31, 2018, we owned four preferred equity securities (Master Cutlery, LLC, Stancor, L.P., My Alarm Center, LLC and TRS Services, LLC), with an aggregate amortized cost and fair value of $9.9 million and $3.8 million, respectively, for which, notwithstanding the fair value on certain of the preferred equity securities, the fair value of the most-recent PIK dividend as of December 31, 2018, was recognized at $0. At December 31, 2017, we owned four preferred equity securities (Master Cutlery, LLC, Stancor, L.P., Southern Technical Institute, LLC and TRS Services, LLC), with an aggregate amortized cost and fair value of $10.5 million and $3.7 million, respectively, for which the fair value of the most-recently recognized PIK dividend as of December 31, 2017, was $0. In addition, beginning June 30, 2017, the Company discontinued recognition of the cash preferred dividend from its investment in Master Cutlery, LLC.
Investment Activity
The following is a summary of our cash investment activity for the years ended December 31, 2018 and 2017 (dollar amounts in millions):

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$196.4	$4.7	$114.5	$4.4
Investments in existing portfolio companies:
Follow-on investments	63.6	1.3	19.0	1.4
Delayed draw funding	6.2	—	3.6	—
Total investments in existing portfolio companies	69.8	1.3	22.6	1.4
Total investments in new and existing portfolio companies	$266.2	$6.0	$137.1	$5.8
Number of new portfolio company investments	28	4	17	4
Number of existing portfolio company investments	20	4	17	2
Proceeds/distributions from principal payments/equity investments	$100.7	$—	$105.1	$—
Proceeds from investments sold or redeemed	39.1	8.3	17.8	19.2
Total proceeds from principal payments, equity distributions and investments sold	$139.8	$8.3	$122.9	$19.2
Non-cash Investment Activity
In June 2018, our investment in Southern Technical Institute, LLC was restructured. We converted our subordinated note, SP-1 preferred shares, and warrants for a $1.5 million subordinated loan and 1,764,720 shares of Class A-1 common units. Subsequent to the conversion, we sold our Class A-1 common units but retained a significant economic interest in the units. The cost and fair value of the subordinated loan and economic interest were $0 and $0 as of December 31, 2018. We recognized a realized loss on the restructuring of $5.6 million for the year ended December 31, 2018, of which $4.4 million was recognized as unrealized losses as of December 31, 2017.
In December 2017, our investment in Jobson Healthcare Information, LLC ("Jobson") was restructured, whereby the lender group, including us, purchased all the outstanding equity of Jobson for a nominal purchase price. Immediately after the restructuring, and as of December 31, 2017, we owned approximately 12.6% of the common equity of Jobson. In February 2018, in connection with the restructuring, we sold our warrant investment, on a pro-rata basis, to the other members of the lender group for a nominal amount. As of December 31, 2017, the amortized cost and fair value of our common equity investment in Jobson was $0; the amortized cost and fair value of our warrant investment in Jobson was $0.5 million and $0, respectively; and the amortized cost and fair value of our debt investment in Jobson was $15.2 million and $12.9 million, respectively.
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
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2018 and 2017 (dollar amounts in thousands):

	As of December 31,
	2018		2017
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	3,788	1.0	3,755	1.5
3 (Average)	329,635	90.7	222,027	90.1
4 (Special Mention)	29,284	8.1	16,454	6.7
5 (Substandard)	—	—	2,873	1.2
6 (Doubtful)	850	0.2	1,201	0.5
7 (Loss)	—	—	—	—
	$363,557	100.0%	$246,310	100.0%
During the year ended December 31, 2018, we reclassified three debt investments (TRS Services, LLC, GGC Aerospace Topco L.P. and MTE Holdings Corp.) from risk category 3 to risk category 4, with an aggregate fair value of $21.46 million at December 31, 2017, primarily due to declining performance in the underlying businesses of the portfolio companies. We also reclassified our debt investment in Master Cutlery, LLC, with a fair value of $2.87 million at December 31, 2017, from risk category 5 to risk category 6 and classified the investment as non-accrual with respect to PIK interest and Net Loan Fees. All other year over year changes in the fair value of our debt investments within each category, were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments within the categories, and other investment activity.
Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue primarily in the form of interest income on debt investments, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of December 31, 2018, floating rate and fixed rate loans comprised 87% and 13%, respectively, of our current debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our investments provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain portfolio companies, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we recognize the excess principal payment as income in the period it is received.

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
We do not believe that our historical operating performance is necessarily indicative of our future results of operations that we expect to report in future periods. We are primarily focused on investments in middle-market companies in the United States, including debt investments and, to a lesser extent, equity investments, including warrants and other minority equity securities. Moreover, as a BDC and a RIC, we are also subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. In addition, SBIC I LP is subject to regulation and oversight by they SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.
Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Comparison of years ended December 31, 2018, 2017, and 2016.
Consolidated operating results for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Investment income
Interest income:
Cash interest income	$36,068	$26,444	$24,901
Net Loan Fee amortization	2,288	1,450	1,414
Other interest income	251	230	85
Total interest income	38,607	28,124	26,400
PIK income:
PIK interest income	1,193	1,508	1,194
Preferred equity PIK dividends	906	1,399	1,433
Total PIK income	2,099	2,907	2,627
Dividend income:
Preferred equity cash dividends	—	165	168
Common equity dividends	315	317	307
Total dividend income	315	482	475
Fee income:
Management, valuation, and syndication	922	163	159
Prepayment, structuring, and other fees	891	1,750	1,433
Total fee income	1,813	1,913	1,592
Total investment income	42,834	33,426	31,094
Total expenses, net	24,449	17,549	16,949
Net investment income	18,385	15,877	14,145
Net loss on investments	(8,813)	(7,967)	(317)
Net increase in net assets resulting from operations	$9,572	$7,910	$13,828
Interest and PIK income by debt investment type for the years ended December 31, 2018, 2017, and 2016 are summarized below (in thousands):

	Years Ended December 31,
	2018	2017	2016
Interest and PIK interest income:
Senior secured debt investments	$32,127	$21,785	$19,485
Subordinated debt investments	7,673	7,847	8,109
Total interest and PIK interest income	$39,800	$29,632	$27,594
Comparison of investment income for the years ended December 31, 2018 and 2017:
Interest and PIK interest income increased approximately $10.2 million, due to a $8.9 million increase in recurring interest income caused by a $76.8 million increase in the average outstanding loan balance during 2018 along with an increase of $0.7 million in recurring interest income resulting from a 23 basis point increase in the weighted average yield in our debt portfolio during the year ended December 31, 2018. Acceleration of Net Loan Fees of $1.1 million and $0.6 million were included in interest income for the years ended December 31, 2018 and 2017, respectively, from the repayment of loans prior to their scheduled due dates.
We recorded prepayment fees of $0.9 million resulting from $50.0 million of unscheduled principal payments during the year ended December 31, 2018, compared to $1.0 million from $60.2 million of unscheduled principal payments during 2017. We recognized capital structuring fees of $0.0 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively, upon the closing of $0 and $55.7 million of debt and equity investments, respectively. We ceased recognition of such fees with the adoption of ASC 606. We recognized syndication fees of $0.7 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively, resulting from approximately $64 million and $21 million in loan originations during that period in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.

Comparison of investment income for the years ended December 31, 2017 and 2016:
Interest and PIK interest income increased approximately $3.2 million, due to a $3.4 million increase in recurring interest income caused by a 12% increase in the average outstanding loan balance during 2017, offset by a decrease of $1.4 million in recurring interest income resulting from a 63 basis point decrease in the weighted average yield in our debt portfolio during the year ended December 31, 2017. Acceleration of Net Loan Fees of $0.6 million and $0.6 million were included in interest income for the years ended December 31, 2017 and 2016, respectively, from the repayment of loans prior to their scheduled due dates.
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
Expenses

	Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Interest expense	$9,232	$5,813	$5,302
Management fees	6,335	4,999	4,516
Incentive fee, net of waiver	4,387	2,962	3,333
Professional fees	1,245	1,115	1,200
Administration fee	1,601	1,314	1,304
General and administrative expenses	1,649	1,346	1,294
Total expenses	$24,449	$17,549	$16,949

Comparison of expenses for the years ended December 31, 2018 and 2017:
Interest expense increased by $3.4 million primarily due to interest expense of $3.1 million associated with the Unsecured Notes issued in April and October of 2018, see "Item 8.–Financial Statements–Note 7" for details.
Management fee expense increased by $1.3 million due to an increase in our average total assets, primarily due to an increase in net investment activity, including deployment of $95.4 million in proceeds from the issuance of the Unsecured Notes.
Incentive fee expense increased by $1.4 million primarily due to a $2.5 million increase in net investment income relating to the deployment of the proceeds from the Unsecured Notes, as well as a decrease in 2017 relating to Part One incentive fees, due to a share issuance adjustment related to the Offering, which raised the hurdle rate to a level that was not exceeded in the second quarter because the Offering proceeds were not fully deployed.
Administration fees increased by $0.3 million primarily due to an increase in allocated accounting labor and software costs.
General and administrative expenses increased $0.3 million primarily due to legal and other offering costs incurred during the first quarter of 2018 in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions.
Comparison of expenses for the years ended December 31, 2017 and 2016:
Interest expense increased primarily due to an increase in borrowings under our PWB Credit Facility. The average dollar amount of borrowings outstanding under the PWB Credit Facility during the years ended December 31, 2017 and 2016 was $8.5 million and $0.6 million, respectively.
Management fee expense increased by $0.5 million due to an increase in our average total assets, primarily due to an increase in net investment activity, including deployment of funds from the Offering.
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
Net gain (loss) on investments

	Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Senior secured debt	$(9,020)	$(4,441)	$411,000
Subordinated debt	(3,308)	(8,667)	(2,368)
Preferred equity	(1,993)	5,373	(2,584,000)
Common equity and warrants	5,508	(232)	4,224
Net loss on investments	$(8,813)	$(7,967)	$(317,000)
Year ended December 31, 2018
We recognized net losses of $9.0 million on senior secured debt during the year ended December 31, 2018, primarily as a result of a realized loss of $3.5 million on our senior secured debt investment in Jobson recognized upon the sale in the second quarter of 2018, as well as by the negative net impact of mark-to-market adjustments in the fourth quarter relating to our Broadly Syndicated Loan investments resulting in an unrealized loss of $5.5 million.
We recognized net losses of $3.3 million on subordinated debt during the year ended December 31, 2018, primarily as a result of a realized loss of $3.5 million on the restructuring of the Southern Technical Institute, LLC subordinated debt investment, of which $2.3 million was recognized as unrealized losses in prior years, and net unrealized depreciation of $2.1 from the negative impact of specific performance factors, principally related to Master Cutlery LLC.
We recognized net losses of $2.0 million on preferred equity investments for the year ended December 31, 2018, primarily as a result of a $1.4 million unrealized loss on TRS Services, LLC, and other negative net impact of portfolio company-specific performance factors on other investments resulting in an additional unrealized loss of $0.6 million.
We recognized net gains of $5.5 million on common equity and warrant investments for the year ended December 31, 2018, as a result of net realized gains of $3.7 million, primarily driven by a $4.1 million realized gain on the sale of All Metal Holdings, LLC, and the positive impact of portfolio company-specific performance factors resulting in unrealized appreciation of $1.8 million for the year ended December 31, 2018.
Year ended December 31, 2017
We recognized net losses of $4.4 million on senior secured debt during the year ended December 31, 2017, primarily as a result of a realized loss of $5.0 million on our senior secured debt investment in My Alarm recognized upon restructuring in the third quarter of 2017, offset by the positive net impact of portfolio company-specific performance factors on other investments. We held the My Alarm investment from the fourth quarter of 2015 and recognized unrealized appreciation of $0.2 million and $0 during the years ended December 31, 2016 and 2015, respectively.
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
We recognized net gains of $5.4 million on preferred equity investments for the year ended December 31, 2017, primarily as a result of $7.7 million of net realized gains recognized upon sale of three equity investments, offset by the negative impact from changes to EBITDA multiples used in our valuations and negative impacts of portfolio company-specific performance factors, including a $2.1 million unrealized loss recognized on our equity investment in Southern Technical Institute, LLC. Included in net gains of $7.7 million for the year ended December 31, 2017, were realized gains of $11.0 million we recognized upon sale of the three aforementioned equity investments. We recognized cumulative unrealized appreciation of approximately $3.3 million on these investments through December 31, 2016, which resulted in an aggregate net gain of $7.7 million during the year ended December 31, 2017. In addition, previously recognized cumulative unrealized depreciation of $0.3 million at June 30, 2017, on our preferred equity investment in My Alarm, was realized upon restructuring.
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
Liquidity and Capital Resources
At December 31, 2018, we held cash and cash equivalents of $38.2 million, which includes cash and cash equivalents of $36.0 million held by SBIC I LP, our wholly owned SBIC. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to OFS Capital Corporation as parent company (the "Parent"). Any such distributions to the Parent from SBIC I LP are generally restricted to a statutory measure of undistributed accumulated earnings of SBIC I LP under SBA regulation. During the year ended December 31, 2018, the Parent received cash distributions of $21.9 million from SBIC I LP. At December 31, 2018, the Parent had $8.4 million of cash and cash equivalents available for general corporate activities, including approximately $6.3 million held by SBIC I LP that was available for distribution to it. Additionally, we had $38.0 million borrowings available through our PWB Credit Facility, $50 million of Unsecured Notes Due April 2025 and $48.5 million of Unsecured Notes Due October 2025 outstanding at December 31, 2018. Our asset coverage as of December 31, 2018 was 254%.

Sources and Uses of Cash and Cash Equivalents
We generate cash through operations from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including Net Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment. As discussed in "Item 8. Financial Statements—Note 3", we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which includes investment income that has not been received in cash. In addition, we must distribute substantially all our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. Historically, our distributions have been in excess of taxable income and we have limited history of net taxable gains. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving line of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cash from net investment income	$18,782	$11,451	$10,051
Cash received from net realized gains (losses)	402	11,017	2,228
Net (purchases and originations) repayments of portfolio investments	(120,272)	(11,795)	(23,595)
Net cash provided by (used in) operating activities	(101,088)	10,673	(11,316)
Proceeds from common stock offering, net of expenses	—	53,423	—
Proceeds from issuance of the Unsecured Notes, net of discounts	95,446	—	—
Distributions paid to stockholders	(22,895)	(16,700)	(13,062)
Net borrowings (repayments) under revolving line of credit	(5,600)	8,100	9,500
Payment of debt issuance costs	(643)	(203)	(177)
Net Increase (decrease) in cash and cash equivalents	$(34,780)	$55,293	$(15,055)
Comparison of the years ended December 31, 2018 and 2017:
At December 31, 2018, we held cash and cash equivalents of $38.2 million, a decrease of $34.8 million from December 31, 2017.
Cash from net investment income
Cash from net investment income increased $7.3 million for the year ended December 31, 2018, compared to the prior year. The increase to cash from net investment income was principally due to an increase in interest income resulting from the deployment of the Unsecured Notes proceeds.
Cash received from realized gains (losses)
Cash received on realized gains (losses) may differ from realized gains in the statement of operations due to delays in the receipt of sale proceeds related to escrow and earn-out provisions in the investment sales transactions.
Net (purchases and originations) repayments of portfolio investments
During the year ended December 31, 2018, net purchases and originations of portfolio investments were primarily due to $272.2 million of cash we used to purchase portfolio investments, offset by $148.0 million of cash we received from amortized cost repayments and sales on our portfolio investments. During the year ended December 31, 2017, net purchases were due to $142.9 million of cash we used to purchase portfolio investments, offset by $142.1 million of cash we received from amortized cost repayments on our portfolio investments.
Proceeds from issuance of the Unsecured Notes, net of expenses
During the year ended December 31, 2018, we issued $98.5 million in Unsecured Notes, with net proceeds of $95.4 million after deducting underwriting discounts and offering costs.
Cash distributions paid
Cash distributions increased $6.2 million for the year ended December 31, 2018 compared to the prior year, mostly due to the $4.9 million special dividend paid in the first quarter of 2018 for an undistributed net long-term capital gains realized by the Company in 2017.

Comparison of the years ended December 31, 2017 and 2016:
At December 31, 2017, we held cash and cash equivalents of $73.0 million, an increase of $55.3 million from December 31, 2016.
Cash from net investment income
Cash from net investment income increased $1.4 million for the year ended December 31, 2017, compared to the prior year. The increase in cash from net investment income was principally due to an increase in interest income and prepayment and structuring fees collected, and a decrease in cash paid for incentive fees, which primarily resulted from a share issuance adjustment related to the Offering, offset by an increase in cash paid for management fees, primarily due to an increase in net investment activity, including additional deployment of funds from the Offering, and an increase in cash interest paid on our PWB Credit Facility.
Cash received from realized gains
Cash received on realized gains may differ from realized gains in the statement of operations due to delays in the receipt of sale proceeds related to escrow and earn-out provisions in the investment sales transactions.
Net (purchases and originations) repayments of portfolio investments
During the year ended December 31, 2017, net purchases and originations of portfolio investments were due to $142.9 million of cash we used to purchase portfolio investments, offset by $131.1 million of cash we received from amortized cost repayments on our portfolio investments. During the year ended December 31, 2016, net purchases and originations of portfolio investments were due to $68.2 million of cash we used to purchase portfolio investments, offset by $44.6 million of cash we received from amortized cost repayments on our portfolio investments.
Proceeds from common stock offering, net of expenses
In April 2017, we issued 3,625,000 shares of our common stock in the Offering at a price of $14.57 per share, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option. OFS Advisor paid all of the underwriting discounts and commissions and an additional supplemental payment of $0.25 per share, representing the difference between the public offering price of $14.57 per share and the net offering proceeds of $14.82 per share, which also represented our NAV per share at the time of the Offering. All payments made by OFS Advisor in connection with the Offering are not subject to reimbursement by us. We received $53.7 million in net proceeds from the Offering.
Borrowings
SBA Debentures
SBIC I LP has a SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate on SBA debentures are fixed at the first pooling date after issuance, which is March and September of each year, at market-driven spreads over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million (or $175 million with SBA approval) when it has at least $75 million in regulatory capital (or $87.5 million with approval to borrow up to $175 million), receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of December 31, 2018 and 2017, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA, which bears interest at a weighted-average fixed cash interest rate of 3.18%.

The following table shows our outstanding SBA debentures payable as of December 31, 2018 and 2017 (in thousands):

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	December 31, 2018	December 31, 2017
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(2,280)	(2,657)
SBA debentures outstanding, net of unamortized debt issuance costs			$147,600	$147,223
On a stand-alone basis, SBIC I LP held $251.1 million and $251.6 million in assets at December 31, 2018 and 2017, respectively, which accounted for approximately 57% and 70% of the Company’s total consolidated assets, respectively.
SBIC I LP is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. If SBIC I LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit SBIC I LP’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC I LP from making new investments. In addition, SBIC I LP may also be limited in its ability to make distributions to the Company if it does not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would in turn, negatively affect the Company.
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
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2018, we were in compliance with the applicable covenants.
The terms of the PWB Credit Facility as of December 31, 2018 are as follows (amounts in thousands):

	Maximum Availability	Floor Rate	Interest Rate	Unused Fee	Maturity Date
PWB Credit Facility	$50,000	5.25%	Prime + 0.75%	0.50%	January 31, 2020
Availability under the PWB Credit Facility was $38.0 million, based on the stated advance rate of 50% under the borrowing base, and the $12.0 million outstanding as of December 31, 2018.
Unsecured Notes
In April 2018, we publicly offered the Unsecured Notes Due April 2025 with aggregate principal of $50.0 million. The total net proceeds to the Company from the Unsecured Notes Due April 2025, after deducting underwriting discounts and offering costs of $1.8 million were $48.2 million. In October and November 2018, the Company publicly offered the Unsecured Notes Due October 2025 with aggregate principal of $48.5 million, which included a partial exercise of the underwriters overallotment option. The total net proceeds to the Company from the Unsecured Notes Due October 2025, after deducting underwriting discounts and offering expenses of $1.7 million, were $46.8 million. The combined Unsecured Notes totaled $98.5 million in aggregate principal debt, with net proceeds of $95.0 million to the Company.
The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility.
As of December 31, 2018, the Unsecured Notes had the following terms and balances (amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate (1)	Effective Interest Rate (2)	Maturity (3)	2018 Interest Expense (4)
Unsecured Notes Due April 2025	$50,000	6.375%	6.875%	4/30/2025	$2,439
Unsecured Notes Due October 2025	48,525	6.50%	7.01%	10/31/2025	697
Total	$98,525				$3,136

(1)	The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2018 was 6.44%.

(2)	The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.

(3)
The Unsecured Notes Due April 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2020. The Unsecured Notes Due October 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 31, 2020.

(4)	Interest expense includes deferred issuance costs amortization of $228 for the year ended December 31, 2018.
The average dollar borrowings and average interest rate for all debt the years ended December 31, 2018, 2017, and 2016, were as follows:

Year ended	Average Dollar Borrowings	Average Interest Rate
December 31, 2018	$206,936	4.37%
December 31, 2017	158,368	3.55
December 31, 2016	150,458	3.44

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
As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Provisions of the SBCAA permit BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). As an approximation, prior to the enactment of the SBCAA, the most that a BDC could borrow for investment purposes was $1 for every $1 of investor equity. Now, for those BDCs that satisfy the SBCAA’s approval and disclosure requirements and become subject to the reduced asset coverage ratio, the BDC can borrow $2 for investment purposes for every $1 of investor equity.
The SBCAA provides that in order for a BDC whose common stock is traded on a national securities exchange to be subject to 150% asset coverage, the BDC must either obtain: (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval, or (ii) obtain stockholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such stockholder approval.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements and, as a result, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective May 3, 2019. Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of December 31, 2018 (in thousands):

	Principal and Interest Payments due by period (2)
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
PWB Credit Facility (3)	$12,812	$750	$12,062	$—	$—
SBA Debentures	178,862	4,761	9,535	30,095	134,471
Unsecured Notes	127,584	6,342	6,342	6,342	108,558
Total	$319,258	$11,853	$27,939	$36,437	$243,029

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)
The PWB Credit Facility is scheduled to mature on January 31, 2020. The SBA debentures are scheduled to mature between September 2022 and 2025. The Unsecured Notes are scheduled to mature between April 2025 and October 2025.

(3)	Contractual interest is based on LIBOR at December 31, 2018 and assumes no interim additional borrowings or repayments under the revolving line of credit between December 31, 2018 and maturity.
We have entered into contracts with affiliates under which we will incur material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $8.2 million of total unfunded commitments to four portfolio companies at December 31, 2018.
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
Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. For the year ended December 31, 2018, approximately $1.36 per share, $0.37 per share, and $0 per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its stockholders, respectively. In addition, on February 12, 2018, our Board declared a special distribution of

$0.37 per share payable on March 29, 2018 to stockholders of record as of March 22, 2018, which represents undistributed net long-term capital gains as of December 31, 2017.
For a detailed description of our distributions paid for the years ended December 31, 2018, 2017, and 2016, see "Item 8.–Financial Statements–Note 10."
Recent Developments
On March 5, 2019, our Board declared a distribution of $0.34 per share for the first quarter of 2019, payable on March 29, 2019 to stockholders of record as of March 22, 2019.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. As of December 31, 2018, 87% of our debt investments bore interest at floating interest rates and 13% of our debt investments bore fixed interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2018, 100% of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding SBA debentures and Unsecured Notes bear interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate, with a 5.25% interest rate floor, and was 6.25% as of December 31, 2018.
Assuming that the consolidated balance sheet as of December 31, 2018, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Basis point increase	Interest income	Interest expense	Net increase (decrease)
50	$1,929	$61	$1,868
100	3,557	122	3,435
150	5,185	183	5,002
200	6,813	243	6,570
250	8,441	304	8,137

Basis point decrease	Interest income	Interest expense (1)	Net increase (decrease)
50	$(1,327)	$(61)	$(1,266)
100	(2,947)	(122)	(2,825)
150	(4,518)		(4,518)
200	(5,241)	—	(5,241)
250	(5,479)	—	(5,479)
(1) Our PWB Credit Facility contains a 5.25% interest rate floor, and therefore a decline in the Prime Rate would not materially impact interest expense.
Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes as of December 31, 2018, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facility, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
OFS Capital Corporation
Chicago, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of OFS Capital Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, including the financial highlights for each of the five years in the period ended December 31, 2018 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2018, and its financial highlights for each of the five years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodian, loan agent, portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditors since 2014.

Chicago, Illinois
March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
OFS Capital Corporation
Chicago, Illinois
Opinion on Internal Control over Financial Reporting
We have audited OFS Capital Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, including the financial highlights for each of the five years in the period ended December 31, 2018 and our report dated March 15, 2019 expressed unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ BDO USA, LLP

Chicago, Illinois
March 15, 2019

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	December 31,
	2018	2017
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $312,223 and $209,360, respectively)	$297,749	$197,374
Affiliate investments (amortized cost of $90,751 and $70,402, respectively)	89,103	69,557
Control investment (amortized cost of $10,337 and $10,213, respectively)	9,945	10,568
Total investments at fair value (amortized cost of $413,311 and $289,975, respectively)	396,797	277,499
Cash and cash equivalents	38,172	72,952
Interest receivable	2,787	2,734
Prepaid expenses and other assets	3,665	4,593
Total assets	$441,421	$357,778

Liabilities
Revolving line of credit	$12,000	$17,600
SBA debentures (net of deferred debt issuance costs of $2,280 and 2,657, respectively)	147,600	147,223
Unsecured notes (net of discounts and deferred debt issuance costs of $3,299 and $0, respectively)	95,226	—
Interest payable	2,791	1,596
Payable to investment adviser and affiliates	3,700	2,463
Payable for investments purchased	4,151	—
Accrued professional fees	637	433
Other liabilities	293	127
Total liabilities	$266,398	$169,442

Commitments and contingencies (Note 6)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,357,337 and 13,340,217 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	134	133
Paid-in capital in excess of par	187,540	187,398
Total distributable earning (accumulated loss)	(12,651)	805
Total net assets	$175,023	$188,336

Total liabilities and net assets	$441,421	$357,778

Number of shares outstanding	13,357,337	13,340,217
Net asset value per share	$13.10	$14.12

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Investment income
Interest income:
Non-control/non-affiliate investments	$27,547	$20,078	$17,076
Affiliate investments	10,055	6,506	7,451
Control investment	1,005	1,540	1,873
Total interest income	38,607	28,124	26,400
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	668	1,400	1,070
Affiliate investments	1,321	1,375	1,437
Control investment	110	132	120
Total payment-in-kind interest and dividend income:	2,099	2,907	2,627
Dividend income:
Non-control/non-affiliate investments	—	50	36
Affiliate investments	130	140	170
Control investment	185	292	269
Total dividend income	315	482	475
Fee income:
Non-control/non-affiliate investments	987	1,086	1,366
Affiliate investments	760	675	110
Control investment	66	152	116
Total fee income	1,813	1,913	1,592
Total investment income	42,834	33,426	31,094

Expenses
Interest and financing expense	9,232	5,813	5,302
Management fees	6,335	4,999	4,516
Incentive fee	4,409	2,962	3,333
Professional fees	1,245	1,115	1,200
Administration fee	1,601	1,314	1,304
Other Expenses	1,649	1,346	1,294
Total expenses before incentive fee waiver	24,471	17,549	16,949
Incentive fee waiver (see Note 3)	(22)	—	—
Total expenses, net of incentive fee waiver	24,449	17,549	16,949
Net investment income	18,385	15,877	14,145

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(4,966)	(3,248)	2,387
Net realized gain on affiliate investments	187	10,081	17
Net unrealized depreciation on non-control/non-affiliate investments	(2,484)	(9,715)	(6,699)
Net unrealized appreciation (depreciation) on affiliate investments	(803)	(5,088)	3,341
Net unrealized appreciation (depreciation) on control investments	(747)	3	637
Net loss on investments	(8,813)	(7,967)	(317)

Net increase in net assets resulting from operations	$9,572	$7,910	$13,828

Net investment income per common share - basic and diluted	$1.38	$1.28	$1.46
Net increase in net assets resulting from operations per common share - basic and diluted	$0.72	$0.64	$1.43
Distributions declared per common share	$1.73	$1.36	$1.36
Basic and diluted weighted average shares outstanding	13,348,203	12,403,706	9,692,634

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Common Stock
Balance at beginning of year	$133	$97	$96
Common stock issued from reinvestment of stockholder distributions, net of repurchase	1	36	1
Balance at December 31	134	133	97

Paid-in capital in excess of par
Balance at beginning of year	187,398	134,300	134,446
Common stock issued from reinvestment of stockholder distributions, net of repurchase	204	53,507	120
Return of capital distributions	—	—	(858)
Tax reclassifications of permanent differences	(62)	(409)	592
Balance at December 31	187,540	187,398	134,300

Total distributable earnings (accumulated losses)
Net investment income	18,385	15,877	14,145
Realized net gains (losses) on investments	(4,779)	6,833	2,404
Unrealized depreciation net of taxes	(4,034)	(14,800)	(2,721)
Net increase in net assets resulting from operations	9,572	7,910	13,828
Balance at beginning of year	805	9,381	8,471
Distributions to stockholders	(23,090)	(16,895)	(12,326)
Tax reclassifications of net assets in accordance with GAAP	62	409	(592)
Balance at December 31	(12,651)	805	9,381

Total net assets at December 31	$175,023	$188,336	$143,778

Shares outstanding
Balance at beginning of year	13,340,217	9,700,297	9,691,170
Public offering of common stock	—	3,625,000	—
Common stock issued from reinvestment of stockholder distributions	17,420	14,920	9,127
Repurchase of common stock	(300)	—	—
Number of shares outstanding at December 31	13,357,337	13,340,217	9,700,297
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$9,572	$7,910	$13,828
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	4,779	(6,833)	(2,404)
Net change in unrealized depreciation on investments	4,034	14,800	2,721
Amortization of net loan fees	(2,288)	(1,450)	(1,414)
Amendment fees collected	161	175	261
Payment-in-kind interest and dividend income	(2,099)	(2,907)	(2,627)
Amortization and write-off of debt issuance costs	781	553	490
Amortization of intangible asset	195	195	195
Purchase and origination of portfolio investments	(272,155)	(142,900)	(68,237)
Proceeds from principal payments on portfolio investments	100,699	105,078	41,404
Proceeds from sale or redemption of portfolio investments	47,435	37,044	5,274
Distributions received from portfolio investments	—	—	192
Changes in operating assets and liabilities:
Interest receivable	(53)	(964)	(937)
Interest payable	1,195	(3)	51
Payable to investment adviser and affiliates	1,237	(91)	(172)
Other assets and liabilities	5,419	66	59
Net cash provided by (used in) operating activities	(101,088)	10,673	(11,316)
Cash flows from financing activities
Proceeds from common stock offering, net of expenses	—	53,423	—
Payment of common stock offering costs	—	(72)	—
Proceeds from unsecured notes offerings, net of discounts	95,446	—	—
Distributions paid to stockholders	(22,895)	(16,700)	(13,062)
Borrowings under revolving line of credit	96,500	44,700	9,500
Repayments under revolving line of credit	(102,100)	(36,600)	—
Payment of debt issuance costs	(643)	(131)	(177)
Net cash provided by (used in) financing activities	66,308	44,620	(3,739)
Net increase (decrease) in cash and cash equivalents	(34,780)	55,293	(15,055)
Cash and cash equivalents — beginning of year	72,952	17,659	32,714
Cash and cash equivalents — end of year	$38,172	$72,952	$17,659
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$7,256	$5,263	$4,762
Reinvestment of stockholder distributions	195	196	122

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.60%	(L +8.25%)	3/22/2018	3/1/2025	$4,000	$3,964	$3,933	2.2%

Brookfield WEC Holdings Inc.,	Business to Business Electronic Markets
Senior Secured Loan		9.27%	(L +6.75%)	12/6/2018	8/3/2026	1,959	1,959	1,914	1.1

Carolina Lubes, Inc. (4)	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (8)		10.24%	(L +7.82%)	8/23/2017	8/23/2022	20,840	20,705	20,839	11.9
Senior Secured Loan (Revolver) (7)		9.65%	(L +7.25%)	8/23/2017	8/23/2022	—	(11)	—	—
						20,840	20,694	20,839	11.9
Cirrus Medical Staffing, Inc. (4)	Temporary Help Services
Senior Secured Loan		11.05%	(L +8.25%)	3/5/2018	10/19/2022	12,926	12,779	12,732	7.3
Senior Secured Loan (Revolver) (7)		11.05%	(L +8.25%)	3/5/2018	10/19/2022	1,280	1,280	1,261	0.7
						14,206	14,059	13,993	8.0
Community Intervention Services, Inc. (4) (6) (10) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.0% cash / 6.0% PIK	N/A	7/16/2015	1/16/2021	9,060	7,639	—	—

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.24%	(L +8.50%)	7/7/2015	11/1/2025	9,678	9,489	9,290	5.3

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		11.52%	(L +9.00%)	4/28/2017	4/21/2025	9,950	9,832	9,437	5.4

Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.27%	(L +6.75%)	9/28/2018	2/2/2026	3,481	3,422	3,327	1.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.28%	(L +6.75%)	7/17/2018	12/1/2025	$5,854	$5,700	$5,570	3.2%

DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		9.50%	(L +7.00%)	8/22/2017	8/15/2025	10,098	10,185	9,771	5.6

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.0% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	8,920	8,855	8,821	5
Common Equity (71,250 Class A units) (10)				7/13/2017			713	722	0.4
						8,920	9,568	9,543	5.4
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		9.30%	(L +6.50%)	10/31/2011	8/27/18 (5)	3,645	3,645	3,509	2.0

Envocore Holding, LLC (FKA LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		12.05%	(L +9.25%)	6/30/2017	6/30/2022	17,344	17,212	16,821	9.6
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	300	0.2
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	13	—
						17,344	17,525	17,134	9.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		12.31%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,168	4,168	2.4

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		11.49%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,894	4,033	2.3
Common Equity (368,852 Class A units) (10)				12/29/2017			450	104	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	4	—
						5,000	5,394	4,141	2.4
GOBP Holdings, Inc.,	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		10.05%	(L +7.25%)	10/17/2018	10/22/2026	1,400	1,386	1,349	0.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Hyland Software, Inc.	Software Publishers
Senior Secured Loan		6.02%	(L +3.50%)	10/24/2018	7/1/2024	$173	$173	$166	0.1%
Senior Secured Loan		9.52%	(L +7.00%)	10/24/2018	7/7/2025	2,601	2,620	2,534	1.4
						2,774	2,793	2,700	1.5
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		9.39%	(L +7.00%)	10/1/2018	10/1/2024	13,092	12,904	12,904	7.4
Senior Secured Loan (Revolver) (7)		0.50%		10/1/2018	10/1/2024	—	(27)	—	—
						13,092	12,877	12,904	7.4
JBR Clinical Research, Inc. (4) (8)	Research and Development in the Social Sciences and Humanities
Senior Secured Loan		9.10%	(L +6.71%)	8/2/2018	8/2/2023	29,943	29,693	29,016	16.5

MAI Holdings, Inc. (4)	Printing Machinery and Equipment Manufacturing
Senior Secured Loan		9.50%	N/A	6/21/2018	6/1/2023	5,000	5,000	4,841	2.8

My Alarm Center, LLC (4) (10) (13)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK				7/14/2017			1,571	1,536	0.9
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	—	—
Preferred Equity (335 Class Z units) 25% PIK				9/12/2018			325	1,038	0.6
Common Equity (64,149 units)				7/14/2017			—	—	—
							3,094	2,574	1.5
Online Tech Stores, LLC (4)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 1.0% PIK	N/A	2/1/2018	8/1/2023	16,150	15,882	15,785	8.9

OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		10.22%	(L +7.85%)	8/10/2018	8/10/2023	7,100	7,035	7,008	4.0

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.56%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,334	6,292	3.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		10.13%	(L +7.75%)	9/24/2018	5/1/2026	$6,055	$6,060	$5,901	3.4%

Performance Team LLC (4)	General Warehousing and Storage
Senior Secured Loan		12.52%	(L +10.00%)	5/24/2018	11/24/2023	20,300	20,118	20,647	11.7

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.50% PIK	N/A	9/30/2017	10/29/2021	5,512	5,431	5,217	3.0
Common Equity (499 units) (10) (13)				9/30/2017			499	137	0.1
						5,512	5,930	5,354	3.1
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.90%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,767	4,772	2.7

Rocket Software, Inc.	Software Publishers
Senior Secured Loan		6.77%	(L +4.25%)	11/20/2018	11/19/2025	670	667	645	0.4
Senior Secured Loan		10.77%	(L +8.25%)	11/20/2018	11/19/2026	5,187	5,136	5,046	2.9
						5,857	5,803	5,691	3.3
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			254	291	0.2

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan (14)		13.50%	(L +11.50%)	1/25/2016	7/24/2020	8,855	8,802	8,753	5.0
Common Equity (5,000 Series C units) (10) (13)				3/31/2014		—	500	983	0.6
						8,855	9,302	9,736	5.6
Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	1,517	—	—	—
Other				6/27/2018		—	—	—	—
						1,517	—	—	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SSH Group Holdings, Inc.,	Child Day Care Services
Senior Secured Loan		6.77%	(L +4.25%)	7/26/2018	7/30/2025	$982	$979	$920	0.5%
Senior Secured Loan		10.77%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,147	6,839	3.9
						8,198	8,126	7,759	4.4
Stancor, L.P. (4) (10)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK				8/19/2014		—	1,501	1,416	0.8

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.77%	(L +4.25%)	5/16/2018	12/11/2024	638	637	602	0.3
Senior Secured Loan		10.52%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,069	8,484	4.8
						9,711	9,706	9,086	5.1
The Escape Game, LLC (4)
Senior Secured Loan	Other amusement and recreation industries	11.27%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,958	6,855	3.9
Senior Secured Loan (Delayed Draw) (7)		11.22%	(L +8.75%)	7/20/2018	12/22/2022	3,733	3,733	3,656	2.1
						10,733	10,691	10,511	6.0
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		10.76%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,977	6,808	3.9

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				7/26/2012		—	9	20	—
Warrants (29,374 units)				7/26/2012	3/05/2022 (12)	—	82	25	—
						—	91	45	—
Wand Intermediate I LP	Automotive Body, Paint, and Interior Repair and Maintenance
Senior Secured Loan		9.84%	(L +7.25%)	5/14/2018	9/19/2022	3,770	3,802	3,747	2.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Wastebuilt Environmental Solutions, LLC.	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		11.27%	(L +8.75%)	10/11/2018	10/11/2024	$7,000	$6,858	$6,858	3.9%

Other							900	89	0.1

Total Non-control/Non-affiliate Investments						309,407	312,223	297,749	169.9

Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		10.30%	(L +7.50%)	3/13/2018	3/12/2023	21,626	21,353	20,023	11.4
Common Equity (2,547,250 units) (10) (13)				3/13/2018		—	2,547	1,073	0.6
						21,626	23,900	21,096	12.0
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		11.50%	N/A	8/5/2015	2/5/2021	8,000	7,990	8,000	4.6
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015		—	4,944	6,652	3.8
Common Equity (11,273 shares) (10)				6/28/2016		—	104	2,313	1.3
						8,000	13,038	16,965	9.7
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (4) (8)		12.23%	(L +9.42%)	3/8/2018	11/20/2023	10,864	10,774	10,617	6.1
Common Equity (1,135 units) (10) (13)				3/8/2018		—	1,135	1,197	0.7
						10,864	11,909	11,814	6.8
Master Cutlery, LLC (4) (6) (10)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00% PIK	N/A	4/17/2015	4/17/2020	5,229	4,764	850	0.5
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015		—	3,483	—	—
Common Equity (15,564 units)				4/17/2015		—	—	—	—
						5,229	8,247	850	0.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
NeoSystems Corp. (4) (10)	Other Accounting Services
Preferred Equity (521,962 convertible shares), 10% PIK				8/14/2014		$—	$1,537	$2,250	1.3%

Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2022	3,788	3,814	3,788	2.2
Common Equity (400 Class A shares)				1/1/2014		—	217	8,360	4.8
						3,788	4,031	12,148	7.0
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.77%	(L +10.25%)	3/23/2018	3/23/2023	7,779	7,647	7,466	4.3
Common Equity (1,414 Class A units) (10)				3/23/2018		—	1,414	769	0.4
						7,779	9,061	8,235	4.7
TRS Services, LLC (4) (11)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		11.27% cash / 1.0% PIK	(L +8.75%)	12/10/2014	12/10/2019	14,681	14,617	14,446	8.3
Preferred Equity (329,266 Class AA units), 15% PIK				6/30/2016		—	465	473	0.3
Preferred Equity (3,000,000 Class A units), 11% PIK (10)				12/10/2014		—	3,374	826	0.5
Common Equity (3,000,000 units) (10)				12/10/2014		—	572	—	—
						14,681	19,028	15,745	9.1
Total Affiliate Investments						71,967	90,751	89,103	51.1

Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		14.00% cash / 1.50% PIK	(L +11.50%)	11/25/2015	11/25/2020	7,296	7,268	7,296	4.2
Common Equity (554 shares)				11/25/2015		—	3,069	2,649	1.5
						7,296	10,337	9,945	5.7
Total Control Investment						7,296	10,337	9,945	5.7

Total Investments						$388,670	$413,311	$396,797	226.7%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $316,260 include LIBOR reference rate floor provisions of generally 1% to 2%. At December 31, 2018, the reference rate on all such instruments was above the stated floors. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2018. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

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

(6)	Investment was on non-accrual status as of December 31, 2018, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 5 for further details.

(7)	Subject to unfunded commitments. See Note 6 for further details.

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its principal payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2018:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	10.24%	9.65%	0.59%
DRS Imaging Services, LLC	12.23%	10.80%	1.43%
JBR Clinical Research, Inc.	9.10%	8.64%	0.46%
OnSite Care, PLLC	10.22%	8.60%	1.62%

(9)	Reserved.

(10)	Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2018

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	14.00% or 12.00%	1.50%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
TRS Services, LLC	Senior Secured Loan	0% or 1.00%	11.25% or 1.00%	1.00%

(12)	Represents expiration date of the warrants.

(13)	All or portion of investment held by a wholly-owned subsidiary subject to corporate income tax. See Note 8 for further details.

(14)	Maximum interest rate allowable under the terms of this investment is 13.50%

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		8.42%	(L +7.00%)	8/22/2017	8/15/2025	$5,600	$5,547	$5,503	2.9%

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.0% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	8,830	8,749	8,726	4.6
Common Equity (71,250 Class A units)				7/13/2017			713	771	0.4
						8,830	9,462	9,497	5.0
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		8.44%	(L +6.75%)	10/31/2011	8/27/2018	3,888	3,873	3,544	1.9

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		10.23%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,875	4,875	2.6
Common Equity (368,852 Class A units)				12/29/2017			450	450	0.2
Common Equity (40,984 Class B units)				12/29/2017			50	50	—
						5,000	5,375	5,375	2.8
LRI Holding, LLC (5)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		10.94%	(L +9.25%)	6/30/2017	6/30/2022	18,269	18,125	18,205	9.7
Preferred Equity (238,095 Series B units)				6/30/2017			300	300	0.2
						18,269	18,425	18,505	9.9
Maverick Healthcare Equity, LLC (5)	Home Health Equipment Rental
Preferred Equity (1,250,000 units) (10)				12/10/2014			900	141	0.1
Common Equity (1,250,000 Class A units) (10)				12/10/2014			—	—	—
							900	141	0.1
My Alarm Center, LLC (5)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK (10) (13)				7/14/2017			1,540	1,540	0.8
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	1,198	0.6
Common Equity (64,149 units) (13)				7/14/2017			—	43	—
							2,738	2,781	1.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
NVA Holdings, Inc.	Veterinary Services
Senior Secured Loan		8.69%	(L +7.00%)	5/18/2016	8/14/2022	$743	$743	$748	0.4%
O2 Holdings, LLC (5)	Fitness and Recreational Sports Centers
Senior Secured Loan		14.56%	(L +13.00%)	9/2/2016	9/2/2021	13,350	12,977	13,617	7.2

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.45%	(L +8.75%)	11/16/2017	6/30/2025	3,520	3,492	3,472	1.8

Planet Fitness Midwest LLC (5)	Fitness and Recreational Sports Centers
Subordinated Loan		13.00%	N/A	6/16/2016	12/16/2021	5,000	4,964	5,011	2.7

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 1.00% PIK	N/A	9/30/2017	10/29/2021	6,187	6,108	6,059	3.2
Common equity (499 units) (10)				9/30/2017			499	278	0.1
						6,187	6,607	6,337	3.3
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.19%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,755	4,767	2.5

Security Alarm Financing Enterprises, L.P. (5)	Security Systems Services (except Locksmiths)
Subordinated Loan (14)		14.00% cash / 0.69% PIK	(L +13.00%)	10/14/2016	6/19/2020	12,525	12,441	12,364	6.6

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan		13.07%	(L +11.50%)	1/25/2016	7/24/2019	4,195	4,156	4,259	2.3
Preferred Equity (5,000 Series C units), 8% PIK (10) (13)				3/31/2014			527	527	0.3
						4,195	4,683	4,786	2.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Southern Technical Institute, LLC (5)	Colleges, Universities, and Professional Schools
Subordinated Loan (10)		15.00% PIK	N/A	12/2/2014	12/2/2020	$3,520	$3,451	$1,201	0.6%
Preferred Equity (1,764,720 Class SP-1 units), 15.75% PIK (8) (10)				3/30/2016			2,094	—	—
Warrants (2,174,905 Class A units) (10)				3/30/2016	3/30/2026 (12)		46	—	—
						3,520	5,591	1,201	0.6
Stancor, L.P. (5)	Pump and Pumping Equipment Manufacturing
Senior Secured Loan		9.56%	(L +8.00%)	8/19/2014	8/19/2019	7,919	7,896	7,919	4.2
Preferred Equity (1,250,000 Class A units), 8% PIK (8) (10)				8/19/2014			1,501	1,486	0.8
						7,919	9,397	9,405	5.0
The Escape Game, LLC (5)	Other amusement and recreation industries
Senior Secured Loan		10.32%	(L +8.75%)	12/22/2017	12/20/2022	7,000	6,948	6,948	3.7

TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		9.32%	(L +7.75%)	10/16/2015	11/6/2021	7,334	7,303	7,334	3.9

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		9.89%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,971	7,064	3.8

United Biologics Holdings, LLC (5)	Medical Laboratories
Senior Secured Loan (11)		12.00% cash / 2.00% PIK	N/A	7/26/2012	4/30/2018	4,266	4,248	4,266	2.3
Subordinated Loan (10)		8.00 % PIK	N/A	7/6/2016	4/30/2019	7	7	7	—
Preferred Equity (151,787 units) (10)				4/16/2013			9	92	—
Warrants (29,374 units) (10)				7/26/2012	3/5/2022 (12)		82	147	0.1
						4,273	4,346	4,512	2.4

Total Non-control/Non-affiliate Investments						199,332	209,360	197,374	104.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Affiliate Investments
All Metals Holding, LLC (5)	Metal Service Centers and Other Metal Merchant Wholesalers
Senior Secured Loan		12.00% cash / 1.00% PIK	N/A	12/31/2014	12/28/2021	$12,869	$12,288	$12,759	6.8%
Common Equity (637,954 units) (10)				12/31/2014			565	1,785	0.9
						12,869	12,853	14,544	7.7
Contract Datascan Holdings, Inc. (5)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	8/5/2015	2/5/2021	8,000	7,985	8,000	4.2
Preferred Equity (3,061 Series A shares), 10% PIK (10)				8/5/2015			4,347	5,964	3.2
Common Equity (11,273 shares) (10)				6/28/2016			104	260	0.1
						8,000	12,436	14,224	7.5
Jobson Healthcare Information, LLC (5) (9)	Other Professional, Scientific, and Technical Services
Senior Secured Loan (11)		10.13% cash / 5.30% PIK	(L +13.43%)	7/23/2014	7/21/2019	15,447	15,241	12,910	6.9
Common Equity (13 member units)				12/15/2017			—	—	—
Warrants (1 member unit) (10)				7/23/2014	7/21/2019 (12)		454	—	—
						15,447	15,695	12,910	6.9
Master Cutlery, LLC (5)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan		13.00%	N/A	4/17/2015	4/17/2020	4,705	4,692	2,873	1.5
Preferred Equity (3,723 Series A units), 8% PIK (8) (10)				4/17/2015			3,483	—	—
Common Equity (15,564 units) (10)				4/17/2015			—	—	—
						4,705	8,175	2,873	1.5
NeoSystems Corp.(5)	Other Accounting Services
Subordinated Loan		10.50% cash / 1.25% PIK	N/A	8/29/2014	8/13/2019	2,143	2,136	2,143	1.1
Preferred Equity (521,962 convertible shares), 10% PIK (10)				8/14/2014			1,390	2,248	1.2
						2,143	3,526	4,391	2.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2017
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Pfanstiehl Holdings, Inc. (5)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2021	$3,788	$3,823	$3,755	2.0%
Common Equity (400 Class A shares)				1/1/2014			217	4,755	2.5
						3,788	4,040	8,510	4.5
TRS Services, LLC (5)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		10.07%	(L +8.50%)	12/10/2014	12/10/2019	9,466	9,330	9,466	5.0
Preferred Equity (329,266 Class AA units), 15% PIK (10)				6/30/2016			401	409	0.2
Preferred Equity (3,000,000 Class A units), 11% PIK (8) (10)				12/10/2014			3,374	2,230	1.2
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
						9,466	13,677	12,105	6.4
Total Affiliate Investments						56,418	70,402	69,557	36.8

Control Investment
MTE Holding Corp. (2) (5)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		13.07% cash / 1.50% PIK	(L +13.50%)	11/25/2015	11/25/2020	7,186	7,144	7,118	3.8
Common Equity (554 shares)				11/25/2015			3,069	3,450	1.8
						7,186	10,213	10,568	5.6
Total Control Investment						7,186	10,213	10,568	5.6

Total Investments						$262,936	$289,975	$277,499	147.3%

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

See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1. Organization
OFS Capital Corporation (the "Company"), a Delaware corporation, is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). In addition, for income tax purposes, the Company has elected to be treated as a regulated investment company ("RIC") under Subchapter M of Code under the Internal Revenue Code of 1986, as amended (the "Code").
The Company’s investment objective is to provide stockholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act ("Advisor"), manages the day-to-day operations of, and provides investment advisory services to, the Company.
In addition, OFS Advisor also serves as the investment adviser for Hancock Park Corporate Income, Inc. ("HPCI"), a Maryland corporation and a BDC. HPCI’s investment objective is similar to that of the Company. OFS Advisor also serves as the investment adviser for OFS Credit Company, Inc. ("OCCI"), a newly organized, non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in CLO debt and subordinated securities. In addition, Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. Corporations ("OFSAM"), owns 2,946,474 shares, or 22%, of the outstanding common stock of the Company.
The Company may make investments directly or through SBIC I LP, its investment company subsidiary licensed under the U.S. Small Business Administration's ("SBA") small business investment company program ("SBIC Program"). The SBIC Program is designed to stimulate the flow of capital into eligible businesses. SBIC I LP is subject to SBA regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its "regulatory capital" in "eligible smaller businesses", as defined under the Small Business Investment Act of 1958, as amended ("SBIC Act"), limitations on the financing terms of investments, and capitalization thresholds that may limit distributions to the Company; and is subject to periodic audits and examinations of its financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including ASC Topic 946, Financial Services-Investment Companies, and the requirements for reporting on Form 10-K, the 1940 Act, and Articles 6 and 12 of Regulation S-X. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
Principles of consolidation: The Company consolidates majority-owned investment company subsidiaries. The Company does not own any controlled operating company whose business consists of providing services to the Company, which would also require consolidation. All intercompany balances and transactions are eliminated upon consolidation.
Investments: The Company applies fair value accounting in accordance with ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the entirety of the Company’s investments.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Changes to the valuation policy are reviewed by management and the Company’s board of directors (the "Board"). As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, the Company will continue to refine its valuation methodologies.
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
Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of investment income, expenses, gains and losses during the reporting period. Actual results could differ significantly from those estimates.
Cash and cash equivalents:Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the FDIC and at times, such balances may be in excess of the Federal Deposit Insurance Corporation
("FDIC") insurance limits. Included in cash and cash equivalents was $38,172 and $72,140 held in a US Bank Money Market Deposit Account as of December 31, 2018 and 2017, respectively. In addition, the Company's use of cash and cash equivalents held by SBIC I LP is limited by SBA regulation, including, but not limited to, investment in eligible portfolio companies and general corporate purposes, subject to a statutory measure of undistributed accumulated earnings.
Revenue recognition:
Interest income:Interest income is recorded on an accrual basis and reported as an interest receivable until collected. Interest income is accrued daily based on the outstanding principal amount and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest income at fair value, as applicable, on the consolidated statements of operations. The Company discontinues accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected.
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
Further, the Company may acquire or receive equity, warrants or other equity-related securities (“Equity”) in connection with the Company’s acquisition of, or subsequent amendment to, debt investments. The Company determines the cost basis of Equity based on its fair value, and the fair value of debt investments and other securities or consideration received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Equity is treated as OID, and accreted into interest income as described above.
Dividend income: Dividend income on common equity securities in limited liability companies, partnerships and other private entities, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity investments is accrued daily based on the contractual terms of the preferred equity investment. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Non-cash dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recognized at fair value and recorded as an adjustment to the cost basis of the investment. Distributions in excess of the accumulated net income of the underlying portfolio company are recorded as a reduction in the cost of the common or preferred stock investment.
Fee income:The Company generates revenue in the form of management, valuation, and other contractual fees, that is recognized as the related services are rendered. In the general course of its business, the Company receives certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment.
Investment Transactions and net realized and unrealized gain or loss on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the balance sheet date are included in payable for investments purchased. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment. Investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net changes in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Non-accrual loans: When there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, debt investments are placed on non-accrual status and the Company will cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. When an investment is placed on non-accrual status, all interest previously accrued but not collected , other than PIK interest that has been contractually added to the adjusted cost basis of the investment prior to the designation date, is reserved against current period interest income. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. In the opinion of management, if there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due, the loan investment will be placed on non-accrual status. Past due status is based on how long after the contractual due date a principal or interest payment is received. See Note 4 for further information.
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
Depending on the level of ICTI earned in a tax year, the Company may choose to retain ICTI in an amount less than that which would trigger U.S. federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such income. Excise tax liability is recognized when the Company determines its estimated current year annual investment company table income ("ICTI"), as defined in the Code, exceeds distributions from current year ICTI. The Company recognized excise tax of $130, $0 and $0 for the years ended December 31, 2018, 2017 and 2016. See Note 8 for further information.
The Company may utilize wholly owned holding companies taxed under Subchapter C of the Code ("Taxable Blockers") when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. Taxable Blockers, which are investment companies under GAAP, and are consolidated in the Company’s GAAP financial statements and may result in current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Taxable Blocker, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense from Taxable Blockers related to net investment income are included in general and administrative expenses, or the applicable net realized or unrealized gain (loss) line item from which the federal or state income tax originated for capital gains and losses. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2018 and 2017. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
Distributions: Distributions to common stockholders are recognized on the record date. The timing of distributions as well as the amount to be paid out as a distribution is determined by the Board each quarter. Distributions from net investment income

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

and net realized gains are determined in accordance with the Code. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Distributions paid in excess of ICTI and not capital gains are considered returns of capital to stockholders.
The Company has adopted a distribution reinvestment plan ("DRIP") that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.
The Company may use newly issued shares under the guidelines of the DRIP, or the Company may purchase shares in the open market in connection with its obligations under the plan.
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities except for deferred debt issuance costs associated with the Company’s line of credit arrangements, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2018 and 2017 were $180 and $80, respectively. Deferred debt issuance costs are amortized to interest expense over the term of the related debt.
Goodwill: On December 4, 2013, in connection with the the Company's acquisition of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC on December 4, 2013, making SBIC I LP a wholly owned subsidiary of the Company ("SBIC Acquisition"), the Company recorded goodwill of $1,077, which is included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Goodwill is not subject to amortization. Goodwill is evaluated for impairment annually or more frequently if events occur or circumstances change that indicate goodwill may be impaired. There have been no goodwill impairments since the date of the SBIC Acquisition.
Intangible asset: On December 4, 2013, in connection with the SBIC Acquisition, the Company recorded an intangible asset of $2,500 attributable to the SBIC license. The Company amortizes this intangible asset on a straight-line basis over its estimated useful life of 13 years. The Company expects to incur annual amortization expense of $195 in each annual period through December 31, 2025 and $145 in 2026.
The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The intangible asset, net of accumulated amortization of $991 and $795 at December 31, 2018 and 2017, respectively, is included in prepaid expenses and other assets in the consolidated statements of assets and liabilities.
Interest expense: Interest expense is recognized on an accrual basis as incurred.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

New Accounting Standards
The following table discusses recently issued ASUs by the FASB:

Standard	Description	Period of Adoption	Effect of Adoption on the Financial Statements
Standards that were adopted
ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	Eliminates, adds and modifies certain disclosure requirements for fair value measurements	Third Quarter 2018 prospectively	No material impact to the Company's consolidated financial statements.
ASU 2016-15, Statement of Cash Flows
Addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.
		First Quarter 2018 prospectively	No material impact to the Company's consolidated financial statements.
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
		First Quarter 2018 prospectively	No material impact to the Company's consolidated financial statements.
The following table discusses recently issued ASUs by the FASB yet to be adopted by the Company:

Standard	Description	Effect of Adoption on the Financial Statements
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

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The Company adopted the final rule under SEC Release No. 33-10532 as of December 31, 2018. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on financial statements will be limited to the modification and removal of certain presentations on the financial statements.

The SEC Release requires presentation changes to the Company's Consolidated Statements of Changes in Net Assets. The changes in presentation have been retrospectively applied to the Consolidated Statements of Assets and Liabilities and Consolidated Statement of Changes in Net Assets for the years ended December 31, 2017. The following tables provide reconciliations of retrospective changes applied to the prior period.

December 31, 2017
Accumulated undistributed net investment income	$9,404
Accumulated undistributed net realized gains	3,881
Net unrealized depreciation on investments	(12,480)
Total distributable earnings	$805

	For the Year Ended December 31,
Distributions to stockholders	2017	2016
Accumulated net investment income	$14,158	$12,157
Accumulated net realized gains	2,738	169
Total distributions from total distributable earnings (accumulated losses)	16,896	12,326
Return of capital distributions	—	858
Total distributions to stockholders	16,896	13,184

Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an agreement dated November 7, 2012 ("Investment Advisory

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Agreement"). The Investment Advisory Agreement was most recently re-approved on April 5, 2018. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser or collateral manager to CLOs and other companies, including HPCI and OCCI.
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
The base management fee is payable quarterly in arrears and was $6,335, $4,999, and $4,516, for the years ended December 31, 2018, 2017, and 2016, respectively. The Company owed the Advisor management fees of $1,749 and $1,273 as of December 31, 2018 and 2017, respectively.
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
Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter and adjusted for any share issuances or repurchases during such quarter. Accordingly, as a result of the follow-on public offering of 3,625,000 shares of common stock in April 2017 (the "Offering"), the Part One incentive fee was reduced by $593 for the three months ended June 30, 2017, determined by adjusting the value of net assets, as defined above, at March 31, 2017 by the daily weighted average of the Offering proceeds available to the Company during the three months ended June 30, 2017. The incentive fee with respect to pre-incentive fee net income is 20.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, OFS Advisor receives no incentive fee until the net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100.0% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, OFS Advisor will receive 20.0% of the pre-incentive fee net investment income.
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
The Company incurred incentive fee expense of $4,409, $2,962, and $3,333 for the years ended December 31, 2018, 2017, and 2016, respectively. Incentive fees for the years ended December 31, 2018, 2017, and 2016, included Part One incentive fees (based on net investment income) of $4,409, which included an irrevocably waiver of receipt of $22 by OFS Advisor, $2,962, which included a share issue adjustment of $(593) related to the Company's Offering, and $3,472, respectively, and Part Two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $0, $0 and $(139), respectively.
The Company owed the Advisor incentive fees of $1,368 and $714 as of December 31, 2018 and 2017, respectively.
License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has agreed to grant the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an Administration Agreement. The Administration Agreement was most recently re-approved by the Board on April 5, 2018. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Administration fee expense was $1,601, $1,314 and $1,304 for the years ended December 31, 2018, 2017, and 2016, respectively. The Company owed OFS Services administration fees of $577 and $476 as of December 31, 2018 and 2017, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4. Investments
As of December 31, 2018, the Company had loans to 44 portfolio companies, of which 88% were senior secured loans and 12% were subordinated loans, at fair value, as well as equity investments in 13 of these portfolio companies. The Company also held an equity investment in six portfolio companies in which it did not hold a debt investment. At December 31, 2018, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$325,873	78.8%	186.2%	$319,017	80.4%	182.3%
Subordinated debt investments	56,212	13.6	32.1	44,540	11.2	25.4
Preferred equity	19,620	4.7	11.2	14,613	3.7	8.4
Common equity and warrants	11,606	2.8	6.6	18,627	4.7	10.6
Total	$413,311	100.0%	236.1%	$396,797	100.0%	226.7%
In June 2018, the Company's investment in Southern Technical Institute, LLC was restructured. The Company converted its subordinated note, SP-1 preferred shares, and warrants for a $1,471 subordinated loan and 1,764,720 shares of Class A-1 common units. The cost and fair value of the securities received were $-0- and $-0- as of December 31, 2018. The Company recognized a realized loss on the restructuring of $5,608 for the year ended December 31, 2018, of which $4,407 was recognized as unrealized losses as of December 31, 2017.
At December 31, 2018, the Company had three loans (Community Intervention Services, Inc., Southern Technical Institute, LLC and Master Cutlery, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $12,403 and $850 thousand, respectively.
In August 2018, the Elgin Fasteners Group senior secured loan became contractually due. The lending group entered into a forbearance agreement with respect to the maturity date through September 26, 2019, subject to other terms and conditions. The investment continues to accrue interest as the borrower has continued to make interest and amortization payments.
At December 31, 2018, all of the Company’s investments were domiciled in the United States. The industry compositions of the Company’s investment portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$6,516	1.6%	3.7%	$5,901	1.5%	3.4%
Temporary Help Services	14,059	3.4	8.0	13,993	3.5	8.0
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	10,691	2.6	6.1	10,511	2.6	6.0
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,525	4.2	10.0	17,134	4.3	9.8
Plumbing, Heating, and Air-Conditioning Contractors	9,061	2.2	5.2	8,235	2.1	4.7
Education Services
Colleges, Universities, and Professional Schools	—	—	—	—	—	—
Finance and Insurance
Direct Health and Medical Insurance Carriers	5,700	1.4	3.3	5,570	1.4	3.2
Insurance Agencies and Brokerages	9,489	2.3	5.4	9,290	2.3	5.3

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Health Care and Social Assistance
Child Day Care Services	8,126	2.0	4.6	7,759	2.0	4.4
Home Health Care Services	11,203	2.7	6.4	11,176	2.8	6.4
Medical Laboratories	91	—	0.1	45	—	—
Offices of Physicians, Mental Health Specialists	10,185	2.5	5.8	9,771	2.5	5.6
Outpatient Mental Health and Substance Abuse Centers	11,603	2.8	6.6	3,933	1.0	2.2
Information
Data Processing, Hosting, and Related Services	11,909	2.9	6.8	11,814	3.0	6.7
Software Publishers	32,750	7.9	18.6	29,778	7.5	16.9
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	3,645	0.9	2.1	3,509	0.9	2.0
Commercial Printing (except Screen and Books)	4,767	1.2	2.7	4,772	1.2	2.7
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,394	1.3	3.1	4,141	1.0	2.4
Pharmaceutical Preparation Manufacturing	4,031	1.0	2.3	12,148	3.1	6.9
Printing Machinery and Equipment Manufacturing	5,000	1.2	2.9	4,841	1.2	2.8
Pump and Pumping Equipment Manufacturing	1,501	0.4	0.9	1,416	0.4	0.8
Travel Trailer and Camper Manufacturing	10,337	2.5	5.9	9,945	2.5	5.7
Truck Trailer Manufacturing	6,977	1.7	4.0	6,808	1.7	3.9
Unlaminated Plastics Profile Shape Manufacturing	6,060	1.5	3.5	5,901	1.5	3.4
Other Services (except Public Administration)
Automotive Body, Paint, and Interior Repair and Maintenance	3,802	0.9	2.2	3,747	0.9	2.1
Automotive Oil Change and Lubrication Shops	20,694	5.0	11.8	20,839	5.3	11.9
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	19,028	4.6	10.9	15,745	4.0	9.0
Professional, Scientific, and Technical Services
Other Accounting Services	1,537	0.4	0.9	2,250	0.6	1.3
Other Computer Related Services	12,877	3.1	7.4	12,904	3.3	7.4
Other Professional, Scientific, and Technical Services	9,302	2.3	5.3	9,736	2.5	5.6
Research and Development in the Social Sciences and Humanities	29,693	7.2	17.0	29,016	7.3	16.5
Public Administration

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Other Justice, Public Order, and Safety Activities	9,832	2.4	5.6	9,437	2.4	5.4
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.2	0.5	89	—	0.1
Office Machinery and Equipment Rental and Leasing	13,038	3.2	7.4	16,965	4.3	9.7
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,334	1.5	3.6	6,292	1.6	3.6
Shoe store	9,568	2.2	5.5	9,543	2.4	5.5
Supermarkets and Other Grocery (except Convenience) Stores	1,386	0.3	0.8	1,349	0.3	0.8
All Other General Merchandise Stores	5,930	1.4	3.4	5,354	1.2	3.1
Transportation and Warehousing
General Warehousing and Storage	20,118	4.9	11.5	20,647	5.2	11.8
Wholesale Trade
Business to Business Electronic Markets	1,959	0.5	1.1	1,914	0.5	1.1
Industrial Machinery and Equipment Merchant Wholesalers	9,706	2.3	5.5	9,086	2.3	5.2
Industrial Supplies Merchant Wholesalers	6,858	1.7	3.9	6,858	1.7	3.9
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	2.0	4.7	850	0.2	0.5
Stationery and Office Supplies Merchant Wholesalers	15,882	3.7	9.1	15,785	4.0	9.0
	$413,311	100.0%	236.1%	$396,797	100.0%	226.7%
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
At December 31, 2017, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amor-tized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$196,020	67.6%	104.1%	$195,112	70.3%	103.5%
Subordinated debt investments	63,031	21.7%	33.5	51,198	18.4%	27.2
Preferred equity	24,103	8.3%	12.8	19,200	6.9%	10.2
Common equity and warrants	6,821	2.4%	3.6	11,989	4.3%	6.4
Total	$289,975	100.0%	154.0%	$277,499	100.0%	147.3%
In December 2017, the Company's investment in Jobson Healthcare Information, LLC ("Jobson") was restructured, whereby the lender group, including the Company, purchased all the outstanding equity of Jobson for a nominal purchase price. Immediately after the restructuring, and as of December 31, 2017, the Company owned approximately 12.6% of the common equity of Jobson. In February 2018, in connection with the restructuring, the Company sold its warrant investment, on a pro-rata basis, to the other members of the lender group for a nominal amount. As of December 31, 2017, the amortized cost and

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

fair value of the Company's common equity investment was $-0-; the amortized cost and fair value of the Company's warrant investment was $453 and $-0-, respectively; and the amortized cost and fair value of the Company's debt investment was $15,241 and $12,910, respectively. The Company recognized realized losses of $3,931 on its senior secured debt investment and warrants upon their sale during the year ended December 31, 2018.
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
At December 31, 2017, the Company had two loans (Community Intervention Services, Inc. and Southern Technical Institute, LLC) on non-accrual status with respect to all interest and unamortized Net Loan Fees with an amortized cost and fair value of $11,100 and $1,200, respectively.
At December 31, 2017, all but one (domiciled in Canada) of the Company’s investments, with an amortized cost and fair value of $3,939 and $4,070, respectively, were domiciled in the United States. The industry compositions of the Company’s investment portfolio were as follows:

		Percentage of Total:			Percentage of Total:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$15,179	5.2%	8.1%	$15,145	5.5%	8.0%
Arts, Entertainment, and Recreation
Fitness and Recreational Sports Centers	17,941	6.2	9.5	18,628	6.7	9.9
Other Amusement and Recreation Industries	6,948	2.4	3.7	6,948	2.5	3.7
Construction
Electrical Contractors and Other Wiring Installation Contractors	18,425	6.4	9.8	18,505	6.7	9.8
Education Services
Colleges, Universities, and Professional Schools	5,591	1.9	3.0	1,201	0.4	0.6
Finance and Insurance
Insurance Agencies and Brokerages	9,579	3.3	5.1	9,417	3.4	5.0
Offices of Real Estate Agents and Brokers	3,939	1.4	2.1	4,070	1.5	2.2
Health Care and Social Assistance
Medical Laboratories	4,346	1.5	2.3	4,512	1.6	2.4
Offices of Physicians, Mental Health Specialists	5,547	1.9	2.9	5,503	2.0	2.9
Outpatient Mental Health and Substance Abuse Centers	7,639	2.6	4.1	—	—	—
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	3,873	1.3	2.1	3,544	1.3	1.9
Commercial Printing (except Screen and Books)	4,755	1.6	2.5	4,767	1.7	2.5
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,375	1.9	2.9	5,375	1.9	2.9
Pharmaceutical Preparation Manufacturing	4,040	1.4	2.1	8,510	3.1	4.5

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total:			Percentage of Total:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Pump and Pumping Equipment Manufacturing	9,397	3.2	5.0	9,405	3.4	5.0
Travel Trailer and Camper Manufacturing	10,213	3.5	5.5	10,568	3.7	5.5
Truck Trailer Manufacturing	6,971	2.4	3.8	7,064	2.5	3.7
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	24,748	8.5	13.0	24,984	9.0	13.5
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	13,677	4.8	7.3	12,105	4.4	6.4
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	7,303	2.5	3.9	7,334	2.6	3.9
Other Accounting Services	3,526	1.2	1.9	4,391	1.6	2.3
Other Professional, Scientific, and Technical Services	23,854	8.2	12.5	21,266	7.7	11.3
Testing Laboratories	3,470	1.2	1.8	3,439	1.2	1.8
Veterinary Services	743	0.3	0.4	748	0.3	0.4
Public Administration
Other Justice, Public Order, and Safety Activities	9,813	3.4	5.2	9,919	3.6	5.3
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.3	0.5	141	0.1	0.1
Office Machinery and Equipment Rental and Leasing	12,436	4.3	6.6	14,224	5.1	7.6
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	3,492	1.2	1.9	3,472	1.3	1.8
Shoe store	9,462	3.3	5.0	9,497	3.4	5.0
Warehouse Clubs and Supercenters	9,158	3.2	4.9	9,063	3.3	4.8
All Other General Merchandise Stores	6,607	2.3	3.5	6,337	2.3	3.4
Wholesale Trade
Metal Service Centers and Other Metal Merchant Wholesalers	12,853	4.4	6.8	14,544	5.2	7.7
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,175	2.8	4.3	2,873	1.0	1.5
	$289,975	100.0%	154.0%	$277,499	100.0%	147.3%
Unconsolidated Significant Subsidiaries: In accordance with Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest unless the business of the controlled operating company consists of providing services to the Company. In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under the respective rules. As of December 31, 2017, MTE Holding Corp. and Subsidiaries was considered a significant unconsolidated subsidiary under Regulation S-X Rule 4-08(g). The Company's voting ownership in MTE Holding Corp. and Subsidiaries is limited to 50% through a substantive participating voting rights

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

agreement with an unaffiliated investor. Based on the requirements under Regulation S-X Rule 4-08(g), the summarized consolidated financial information of MTE Holding Corp. and Subsidiaries is presented below:

	December 31
Balance Sheet:	2018	2017
Current assets	$5,900	$7,161
Noncurrent assets	25,103	25,408
Total assets	$31,003	$32,569
Current liabilities	$979	$3,116
Noncurrent liabilities	19,886	17,276
Total liabilities	20,865	20,392
Non-controlling interest	4,526	5,675
Controlling interest	5,612	6,502
Total equity	$10,138	$12,177

	Year Ended December 31
Summary of Operations:	2018	2017	2016
Net Sales	$29,902	$31,614	$27,704
Gross Profit	3,216	9,857	7,436
Net income (loss)	(597)	2,106	2,232
Net income (loss) attributable to MTE Holding Corp.	191	1,594	1,235
Note 5. Fair Value of Financial Instruments
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations. There were no transfers among Level 1, 2 and 3 for the years ended December 31, 2018, 2017, and 2016.
Each quarter, for investments for which unadjusted quoted prices in active markets are not available, the Company assesses whether market quotations, prices from pricing services or bids from brokers or dealers (collectively, "Indicative Prices") are available, as well as the Company's ability to transact at such Indicative Prices. Investments for which sufficient Indicative Prices exist are generally valued consistent with such Indicative Prices. The Company periodically corroborates observed Indicative Prices with its actual investment purchase prices and/or other valuation techniques, such as the discounted cash flow method described below. Based on the corroborating analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these Indicative Prices may be reasonable indicators of fair value. In certain instances, the Company may not rely on or may only partially rely on the Indicative Prices when the Company determines such Indicative Prices are not of sufficient strength to rely on as the sole indication of fair value. In such instances, the Company applies a weighting factor to the Indicative Price and an alternative fair value analysis, typically a discounted cash flow analysis. The weighting factor placed on an Indicative Price is applied consistently based upon its relative strength, which considers, among other factors, and when available, the depth and liquidity of the Indicative Price. Weighting factors are not significant to the overall fair value measurement, but rather are applied to incorporate relevant market data when available.
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
Investments that are not valued using Indicative Prices or Transaction Prices are typically valued using two different valuation techniques. The Company typically estimates the fair value of debt investments by a discounted cash flows technique in which a current price is imputed for the investment based upon an assessment of the expected market yield (or discount rate) for similarly structured investments with a similar level of risk. The Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the portfolio company and various market indices. A key determinant of portfolio-company risk is the leverage through the investment relative to earnings metrics of the portfolio company. The fair value of Company’s equity investments as well as certain of its non-performing debt investments are estimated through analysis of the portfolio companies’ enterprise value under a market approach. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining enterprise value under the market approach involves multiple analysis whereby appropriate multiples are applied to an earnings metric of the portfolio company, typically earnings before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also utilize other portfolio-company earnings metrics to determine enterprise value, such as recurring monthly revenue ("RMR”) or a delineated measure of portfolio company EBITDA. Application of these valuation methodologies involves a significant degree of judgment by management.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of December 31, 2018 and 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at December 31, 2018 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$295,087	Discounted cash flow	Discount rates	6.94% - 19.70% (12.49%)

Subordinated	36,394	Discounted cash flow	Discount rates	7.16% - 15.40% (7.21%)
	8,146	Market approach	EBITDA multiples	3.50x - 7.65x (5.10x)

Equity investments
Preferred equity	12,039	Market approach	EBITDA multiples	4.50x - 8.50x (7.42x)
	2,574	Market approach	Reoccurring Monthly Revenue	38.0x - 42.0x (40.0x)
Common equity and warrants	18,627	Market approach	EBITDA multiples	3.50x - 11.00x (8.68x)

(1)	Excludes $23,930, $-0-, and $-0- of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.

	Fair Value at December 31, 2017 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$152,231	Discounted cash flow	Discount rates	10.01% - 16.50% (12.24%)
	12,910	Enterprise value	EBITDA multiples	7.50x - 7.50x (7.50x)
	9,063	Indicative Prices	Broker-dealers' quotes	N/A

Subordinated	47,117	Discounted cash flow	Discount rates	11.24% - 16.90% (14.69%)
	4,074	Market approach	EBITDA multiples	4.25x - 7.25x (6.37x)

Equity investments
Preferred equity	19,200	Market approach	EBITDA multiples	4.25x - 13.48x (7.80x)
Common equity and warrants	11,489	Market approach	EBITDA multiples	4.25x - 8.28x (6.27x)

(1)	Excludes $20,908, $7, and $500 of senior secured debt investments, subordinated debt investments, and equity investments, respectively, valued at a Transaction Price.
Changes in market credit spreads or events impacting the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in EBITDA and/or EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in EBITDA and/or EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA and/or EBITDA multiples, and in inverse relation to changes in the discount rate. Due to wide range of approaches towards developing input assumptions to these valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2018	$195,112	$51,198	$19,200	$11,989	$277,499

Net realized gain (loss) on investments	(3,076)	(3,469)	(1,889)	3,655	(4,779)
Net unrealized appreciation (depreciation) on investments	(5,944)	161	(104)	1,853	(4,034)
Amortization of Net Loan Fees	2,076	212	—	—	2,288
Capitalized PIK interest and dividends	388	668	907	—	1,963
Amendment fees	(159)	(2)	—	—	(161)
Purchase and origination of portfolio investments	245,278	20,930	338	5,609	272,155
Proceeds from principal payments on portfolio investments	(75,541)	(25,158)	—	—	(100,699)
Sale and redemption of portfolio investments	(39,117)	—	(3,339)	(4,979)	(47,435)
Reclassification between preferred equity and common equity and warrants	—	—	(500)	500	—

Level 3 assets, December 31, 2018	$319,017	$44,540	$14,613	$18,627	$396,797

	Year Ended December 31, 2017
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2017	$180,955	$63,410	$23,721	$13,541	$281,627

Net realized gain on investments	(4,908)	—	10,704	1,037	6,833
Net unrealized appreciation (depreciation) on investments	467	(8,667)	(5,331)	(1,265)	(14,796)
Amortization of Net Loan Fees	1,395	55	—	—	1,450
Capitalized PIK interest and dividends	1,042	466	1,399	—	2,907
Amendment fees	(280)	—	—	—	(280)
Purchase and origination of portfolio investments	127,812	9,244	4,631	1,213	142,900
Proceeds from principal payments on portfolio investments	(82,137)	(22,941)	—	—	(105,078)
Sale and redemption of portfolio investments	(17,858)	—	(17,669)	(2,537)	(38,064)
Conversion from debt investment to equity investment (Note 4)	(1,745)	—	1,745	—	—
Conversion from subordinated to senior secured debt investment (Note 4)	(9,631)	9,631	—	—	—

Level 3 assets, December 31, 2017	$195,112	$51,198	$19,200	$11,989	$277,499

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017, attributable to the Company’s Level 3 assets still held at those respective year ends was as follows:

	Year Ended December 31,
	2018	2017
Senior secured debt investments	$(6,738)	$1,013
Subordinated debt investments	138	(8,681)
Preferred equity	(2,172)	(767)
Common equity and warrants	2,573	(2,061)
Net unrealized depreciation on investments held	$(6,199)	$(10,496)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments not reported at fair value on a recurring basis for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The PWB Facility is a variable rate instrument and fair value is approximately book value.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of December 31, 2018 and 2017:

	December 31, 2018
Description	Level 1	Level 2	Level 3 (1)	Total
OFS Capital Corporation 6.375% Notes due 2025	$48,500	$—	$—	$48,500
OFS Capital Corporation 6.5% Notes due 2025	46,603	—	—	46,603
SBA-guaranteed debentures	—	—	147,956	147,956
Total debt, at fair value	$95,103	$—	$147,956	$243,059

	December 31, 2017
Description	Level 1	Level 2	Level 3 (1)	Total
SBA-guaranteed debentures	$—	$—	$155,510	$155,510
Total debt, at fair value	$—	$—	$155,510	$155,510
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of December 31, 2018 and 2017:

	As of December 31, 2018		As of December 31, 2017
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
OFS Capital Corporation 6.375% Notes due 2025	$48,377	$48,500	$—	$—
OFS Capital Corporation 6.5% Notes due 2025	46,849	46,603	—	—
SBA-guaranteed debentures	147,600	147,956	147,223	155,510
Total debt, at fair value	$242,826	$243,059	$147,223	$155,510

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of December 31, 2018:

Name of Portfolio Company	Investment Type	Amount
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$2,920
Cirrus Medical Staffing, Inc.	Senior Secured Loan (Revolver)	128
Inergex Holdings	Senior Secured Loan (Revolver)	1,875
The Escape Game, LLC	Senior Secured Loan (Delayed Draw)	3,267
		$8,190
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2018.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable BDC regulations and the SBIC I LP is subject to periodic inspections by the SBA.
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
Under present regulations of the SBIC Act, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000 (or $175,000 with SBA approval). An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350,000. In connection with the SBIC Acquisition, the Company increased its total commitments to SBIC I LP to $75,000, which became a drop down SBIC fund of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to SBIC I LP. As of December 31, 2018 and 2017, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA.
On a stand-alone basis, SBIC I LP held $251,060 and $251,601 in assets at December 31, 2018 and 2017, respectively, which accounted for approximately 57% and 70% of the Company’s total consolidated assets, respectively. These assets can not be pledged under any debt obligation of the Company.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table shows the Company’s outstanding SBA debentures payable as of December 31, 2018 and 2017:

		Fixed Interest Rate	SBA debentures outstanding
Pooling Date	Maturity Date		December 31, 2018	December 31, 2017
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(2,280)	(2,657)
SBA debentures outstanding, net of unamortized debt issuance costs			$147,600	$147,223
The Company received exemptive relief from the SEC effective November 26, 2013, which permits the Company to exclude SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act, allowing for greater capital deployment.
The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.43% as of December 31, 2018 and 2017. Interest expense on the SBA debentures was $5,137, $5,141, and $5,156 for the years ended December 31, 2018, 2017, and 2016, respectively, which includes $377, $380, and $382 of debt issuance costs amortization, respectively.
The weighted-average fixed cash interest rate on the SBA debentures as of December 31, 2018 and 2017, was 3.18%.
Unsecured Notes: In April 2018, the Company publicly offered the Unsecured Notes Due April 2025 with an aggregate principal of $50,000. The total net proceeds to the Company from the Unsecured Notes Due April 2025, after deducting underwriting discounts and offering costs of $1,753 were $48,247. In October and November 2018, the Company publicly offered the Unsecured Notes Due October 2025 with an aggregate principal of $48,525, which included a partial exercise of the underwriters overallotment option. The total net proceeds to the Company from the Unsecured Notes Due October 2025, after deducting underwriting discounts and offering expenses of $1,723, were $46,802. The Unsecured Notes Due April 2025 and the Unsecured Notes Due October 2025, combined (the “Unsecured Notes”), totaled $98,525 in aggregate principal debt, with net proceeds of $95,049 to the Company.
The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all current and future unsecured indebtedness of the Company. Because the Unsecured Notes are not secured by any of the Company's assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the senior secured revolving credit facility between the Company and Pacific Western Bank ("PWB Credit Facility").
The indenture governing the Unsecured Notes contains certain covenants (i) prohibiting additional borrowings, including through the issuance of additional debt securities, unless the Company's asset coverage, as defined in the 1940 Act, after giving effect to any exemptive relief granted to the Company by the SEC, equals at least 200% (or 150% on and after May 3, 2019) after such borrowings; and (ii) prohibiting (a) the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or (b) the purchase of any capital stock if the Company’s asset coverage, as defined in the 1940 Act, were below 200% (or 150% on and after May 3, 2019) at the time of such capital transaction and after deducting the amount of such transaction.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2018, the Unsecured Notes had the following terms and balances:

Unsecured Notes	Principal	Unamor-tized Discount and Issuance Costs	Stated Interest Rate (1)	Effec-tive Interest Rate (2)	Maturity (3)	2018 Interest Expense (4)
Unsecured Notes Due April 2025	$50,000	$1,623	6.375%	6.875%	4/30/2025	$2,439
Unsecured Notes Due October 2025	48,525	1,676	6.500%	7.007%	10/31/2025	697
Total	$98,525	$3,299				$3,136
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2018, was 6.44%.
(2) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(3) The Unsecured Notes Due April 2025 and October 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2020 and on or after October 31, 2020, respectively.
(4) Interest expense includes debt issuance costs amortization of $228 for the year ended December 31, 2018.
PWB Credit Facility: The Company is party to a business loan agreement ("BLA") with Pacific Western Bank, as lender, to provide the Company with a $50,000 senior secured revolving credit facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on January 31, 2020. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFS Capital WM and secured by all of our current and future assets excluding assets held by SBIC I LP and the Company’s partnership interests in SBIC I LP and SBIC I GP. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.25% floor, and includes an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of December 31, 2018, the interest rate on the unpaid principal balance of the PWB Credit Facility was 6.25%.
The average dollar amount of borrowings outstanding during the year ended December 31, 2018, was $11,387. The effective interest rate, which includes amortization of deferred debt issuance costs as of December 31, 2018, was 6.61% based on the maximum amount available under the PWB Credit Facility. Interest expense on the PWB Credit Facility was $959, $672, and $146 for the years ended December 31, 2018, 2017, and 2016, respectively, which includes $180, $172, and $108 of deferred financing amortization, respectively Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2018 and 2017 were $180 and $80, respectively.
Availability under the PWB Credit Facility was $38,000 based on the stated advance rate of 50% under the borrowing base, and the $12,000 outstanding as of December 31, 2018.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2018, the Company was in compliance with the applicable covenants.
The average dollar borrowings and average interest rate for all debt the years ended December 31, 2018, 2017, and 2016, were as follows:

Year ended	Average Dollar Borrowings	Average Interest Rate
December 31, 2018	$206,936	4.37%
December 31, 2017	158,368	3.55
December 31, 2016	150,458	3.44

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8. Federal Income Tax
Filing status: The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% U.S. federal excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements.
Taxable income and distributions: The Company has met the required distribution, source of income and asset diversification requirements as of December 31, 2018, and intends to continue meeting these requirements. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income from Company’s equity investments in pass-through entities, PIK dividends that have not yet been declared and paid by underlying portfolio companies, capital gains and losses and the net creation or utilization of capital loss carryforwards. The Company recognized approximately $3,879 of ordinary taxable income in 2018 related to the recapture of passive losses recognized over the four-year period ended December 31, 2017, on its investment in Jobson Healthcare, that was not recognized in the net increase in net assets resulting from operations.
The distributions paid to stockholders are reported as ordinary income, long-term capital gains, and returns of capital. The tax character of distributions paid were as follows:

	Years Ended December 31,
	2018	2017	2016
Ordinary taxable income	$18,053	$14,158	$12,157
Long-term capital gain	5,036	2,738	169
Return of capital	—	—	858
Total distributions to stockholders	$23,089	$16,896	$13,184
Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017
Ordinary income	$3,712	$—
Net long-term capital gains (capital loss carryforward – non-expiring)	(5,176)	4,936
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment related to goodwill amortization, excise taxes, and other permanent differences; and temporary differences between GAAP and tax treatment of realized gains and losses, income arising from Company’s equity investments in pass-through entities, PIK dividends, and other temporary differences. The Company recorded reclassifications to increase (decrease) additional paid-in capital against total distributable earnings (accumulated loss) of $(62), $(409) and $592 for the years ended December 31, 2018, 2017, and 2016, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017
Tax-basis amortized cost of investments	$408,715	$282,401
Tax-basis gross unrealized appreciation on investments	18,426	16,207
Tax-basis gross unrealized depreciation on investments	(30,344)	(21,109)
Tax-basis net unrealized appreciation (depreciation) on investments	(11,918)	(4,902)
Fair value of investments	$396,797	$277,499
Deferred taxes: The Company recognizes deferred taxes on the unrealized appreciation or depreciation of securities held through Taxable Blockers. Deferred tax assets and liabilities are measured using enacted corporate federal tax rates expected to apply to taxable income in the years in which those unrealized gains and losses are realized. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of the projected taxable income or other taxable events in the Taxable Blocker. Deferred tax assets and liabilities, and related valuation allowance, as of December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017
Total deferred tax assets	$310	$—
Total deferred tax liabilities	(225)	(4)
Valuation allowance on net deferred tax assets	(85)	—
Net unrealized appreciation (depreciation) on investments reported in the consolidated statements of operations includes $(4), $4 and $-0-of net deferred tax (benefit) expense for the year ended December 31, 2018, 2017, and 2016, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Years Ended December 31,
	2018	2017	2016	2015	2014
Per share operating performance:
Net asset value per share at beginning of year	$14.12	$14.82	$14.76	$14.24	$14.58
Distributions	(1.73)	(1.36)	(1.36)	(1.36)	(1.36)
Net investment income(10)	1.38	1.28	1.46	1.39	0.95
Net realized gain (loss) on non-control/non-affiliate investments(10)	(0.37)	(0.26)	0.25	(0.31)	0.02
Net realized gain on affiliate investments(10)	0.01	0.81	—	0.14	—
Net realized loss on control investment(10)	—	—	—	—	(0.37)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments(10)	(0.19)	(0.78)	(0.69)	0.53	0.05
Net unrealized appreciation (depreciation) on affiliate investments(10)	(0.06)	(0.41)	0.33	0.13	0.19
Net unrealized appreciation on control investment(10)	(0.06)	—	0.07	—	0.18
Issuance of common stock (5)	—	(0.03)	—	—	—
Other (6)	—	0.05	—	—	—
Net asset value per share at end of year	$13.10	$14.12	$14.82	$14.76	$14.24

Per share market value, end of period	$10.60	$11.90	$13.76	$11.48	$11.78
Total return based on market value (1)	3.5%	(4.7)%	32.3%	9.0%	2.4%
Total return based on net asset value (2)	7.8%	5.0%	10.9%	16.0%	7.5%
Shares outstanding at end of period	13,357,337	13,340,217	9,700,297	9,691,170	9,650,834
Weighted average shares outstanding	13,348,203	12,403,706	9,693,801	9,670,153	9,634,471
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$182,468	$171,631	$142,818	$140,002	$138,131
Net asset value at end of year	$175,023	$188,336	$143,778	$143,012	$137,471
Net investment income	$18,385	$15,877	$14,145	$13,411	$9,135
Ratio of total expenses, net to average net assets (8)	13.4%	10.2%	11.9%	13.5%	9.9%
Ratio of net investment income to average net assets (9)	10.5%	8.4%	9.8%	9.6%	6.6%
Portfolio turnover (7)	41.9%	50.4%	18.1%	44.6%	34.9%

(1)	Calculation is ending market price less beginning market price, adjusted for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.

(2)	Calculation is ending net asset value less beginning net asset value, adjusting for dividends and distributions reinvested at the Company’s dividend reinvestment plan for the respective distributions.

(3)	Based on the average of the net asset value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.

(4)	Reserved.

(5)	The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the Offering.

(6)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on a weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales and principal payments or year-to-date purchases over the average of the investments at fair value.

(8)	Ratio of total expenses before incentive fee waiver to average net assets was 13.4% for the year ended December 31, 2018.

(9)	Ratio of net investment income before incentive fee waiver to average net assets was 10.5% for the year ended December 31, 2018.

(10)	Calculated on the average share method.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10. Capital Transactions
Distributions: The Company intends to make distributions to stockholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions. The Company may in the future decide to retain such net investment income and capital gains for investment or corporate purposes.
The Company has elected to pay excise tax on undistributed net investment income in the amount of $130, $-0- and $-0- for the years ended December 31, 2018, 2017, and 2016, respectively.
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its restrictions imposed by the SBA regulations on the Company's wholly owned SBIC subsidiary. Net assets of SBIC I LP were $101,727 and $102,675, which included consolidated cash and cash equivalents of $36,031 and $72,116, not available for distribution at December 31, 2018 and 2017, respectively.
The following table summarizes distributions declared and paid for the years ended December 31, 2018, 2017, and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2016
March 7, 2016	March 17, 2016	March 31, 2016	$0.34	$3,280	1,154	$15
May 2, 2016	June 16, 2016	June 30, 2016	0.34	3,269	1,998	26
August 5, 2016	September 16, 2016	September 30, 2016	0.34	3,258	2,888	38
October 31, 2016	December 16, 2016	December 30, 2016	0.34	3,255	3,087	43
			$1.36	$13,062	9,127	$122
Year ended December 31, 2017
March 9, 2017	March 17, 2017	March 31, 2017	$0.34	$3,257	2,919	$41
May 2, 2017	June 16, 2017	June 30, 2017	0.34	4,483	3,439	49
August 1, 2017	September 15, 2017	September 29, 2017	0.34	4,491	3,196	42
October 31, 2017	December 15, 2017	December 29, 2917	0.34	4,469	5,366	64
			$1.36	$16,700	14,920	$196
Year ended December 31, 2018
February 12, 2018 (1)	March 22, 2018	March 29, 2018	$0.37	$4,886	4,459	$50
February 27, 2018	March 22, 2018	March 29, 2018	0.34	4,490	4,098	46
May 1, 2018	June 22, 2018	June 29, 2018	0.34	4,518	1,684	20
August 3, 2018	September 14, 2018	September 28, 2018	0.34	4,511	2,366	28
October 30, 2018	December 17, 2018	December 31, 2018	0.34	4,489	4,813	51
			$1.73	$22,894	17,420	$195

(1) Special distribution representing undistributed net long-term capital gains realized by the Company in 2017.
The following table represents DRIP participation for the years ended December 31, 2018, 2017, and 2016, respectively:

For the Year Ended	DRIP Shares Value	Total Distribution Declared	DRIP Shares Issued	Average Value Per Share
December 31, 2018	$195	$23,089	17,420	$11.16
December 31, 2017	196	16,896	14,920	13.18
December 31, 2016	122	13,184	9,127	13.23
Since the Company’s IPO, distributions to stockholders total $90,864, or $8.36 per share on a cumulative basis.
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

source of the distribution is mailed to the Company’s stockholders. For the year ended December 31, 2018, approximately $1.36 per share, $0.37 per share, and $-0- per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its stockholders, respectively.
Stock repurchase program: On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company may acquire up to $10,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company expects the Stock Repurchase Program to be in place through May 22, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Company repurchased 300 shares for $3 under the Stock Repurchase Program during the year ended December 31, 2018.
Note 11. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$12,571	$10,982	$10,278	$9,003
Net investment income	5,321	4,690	4,558	3,816
Net gain (loss) on investments	(9,416)	489	437	(323)
Net increase (decrease) in net assets resulting from operations	(4,095)	5,179	4,995	3,493
Net investment income per share – basic and diluted (1)	$0.40	$0.35	$0.34	$0.29
Net increase (decrease) in net assets resulting from operations per share – basic and diluted (1)	$(0.30)	$0.39	$0.37	$0.26
Net asset value per share (2)	$13.10	$13.75	$13.70	$13.67

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$8,292	$9,122	$7,978	$8,034
Net investment income	3,819	4,402	4,316	3,340
Net gain (loss) on investments	331	(3,227)	(6,597)	1,526
Net increase (decrease) in net assets resulting from operations	4,150	1,175	(2,281)	4,866
Net investment income per share – basic and diluted (1)	$0.28	$0.33	$0.33	$0.34
Net increase (decrease) in net assets resulting from operations per share – basic and diluted (1)	$0.22	$0.09	$(0.17)	$0.50
Net asset value per share (2)	$14.12	$14.15	$14.40	$14.98

(1)	Based on weighted average shares outstanding for the respective period.

(2)	Based on shares outstanding at the end of the respective period.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Consolidated Schedule of Investments In and Advances To Affiliates

		Year ended December 31, 2018
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2017, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Secured Loan	$—	$54	$1,115	$—	$66	$1,181	$7,118	$177	$—	$7,296
	Common Equity	—	(801)	—	185	—	185	3,450	—	(801)	2,649
		—	(747)	1,115	185	66	1,366	10,568	177	(801)	9,945

Total Control Investment			(747)	1,115	185	66	1,366	10,568	177	(801)	9,945

Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	(1,330)	1,777	—	—	1,777	—	21,750	(1,727)	20,023
	Common Equity (6)	—	(1,474)	—	—	—	—	—	2,560	(1,487)	1,073
		—	(2,804)	1,777	—	—	1,777	—	24,310	(3,214)	21,096

All Metals Holding, LLC	Senior Secured Loan	—	(471)	2,748	—	588	3,336	12,759	7,230	(19,989)	—
	Common Equity (6)	4,118	(1,220)	—	—	—	—	1,785	258	(2,043)	—
		4,118	(1,691)	2,748	—	588	3,336	14,544	7,488	(22,032)	—

Contract Datascan Holdings, Inc.	Subordinated Loan	—	(5)	950	—	—	950	8,000	6	(6)	8,000
	Preferred Equity A (7)	—	91	597	—	—	597	5,964	688	—	6,652
	Common Equity (6)	—	2,053	—	—	—	—	260	2,053	—	2,313
		—	2,139	1,547	—	—	1,547	14,224	2,747	(6)	16,965

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year ended December 31, 2018
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2017, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018, Fair Value (5)

DRS Imaging Services, LLC	Senior Secured Loan	$—	$(157)	$659	$—	$163	$822	$—	$10,802	$(185)	$10,617
	Common Equity (6)	—	62	—	—	—	—	—	1,197	—	1,197
		—	(95)	659	—	163	822	—	11,999	(185)	11,814

Jobson Healthcare Information (8)	Senior Secured Loan	(3,477)	2,331	905	—	—	905	12,910	2,751	(15,661)	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
	Warrants (6)	(454)	454	—	—	—	—	—	454	(454)	—
		(3,931)	2,785	905	—	—	905	12,910	3,205	(16,115)	—

Master Cutlery, LLC	Subordinated Loan	—	(2,095)	156	—	—	156	2,873	117	(2,140)	850
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(2,095)	156	—	—	156	2,873	117	(2,140)	850

NeoSystems Corp.	Subordinated Loan	—	(7)	283	—	—	283	2,143	47	(2,190)	—
	Preferred Stock (7)	—	(145)	146	—	—	146	2,248	147	(145)	2,250
		—	(152)	429	—	—	429	4,391	194	(2,335)	2,250

Pfanstiehl Holdings, Inc	Subordinated Loan	—	42	392	—	—	392	3,755	42	(9)	3,788
	Common Equity	—	3,605	—	130	—	130	4,755	3,605	—	8,360
		—	3,647	392	130	—	522	8,510	3,647	(9)	12,148

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year ended December 31, 2018
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2017, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018, Fair Value (5)
Professional Pipe Holdings, LLC	Senior Secured Loan	$—	$(181)	$845	$—	$—	$845	$—	$8,355	$(889)	$7,466
	Common Equity (6)	—	(645)	—	—	—	—	—	1,414	(645)	769
		—	(826)	845	—	—	845	—	9,769	(1,534)	8,235

TRS Services, Inc.	Senior Secured Loan	—	(307)	1,856	—	9	1,865	9,466	7,942	(2,962)	14,446
	Preferred Equity (Class AA units) (7)	—	—	62	—	—	62	409	64	—	473
	Preferred Equity (Class A units) (6)	—	(1,404)	—	—	—	—	2,230	—	(1,404)	826
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(1,711)	1,918	—	9	1,927	12,105	8,006	(4,366)	15,745

Total Affiliate Investments		187	(803)	11,376	130	760	12,266	69,557	71,482	(51,936)	89,103
Total Control and Affiliate Investments		$187	$(1,550)	$12,491	$315	$826	$13,632	$80,125	$71,659	$(52,737)	$99,048

(1)
Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Represents the total amount of interest, fees or dividends included in 2018 income for the portion of the year ended December 31, 2018, that an investment was included in Control or Affiliate Investment categories, respectively.

(3)
Gross additions include increases in cost basis resulting from a new portfolio investment, PIK interest, fees and dividends, accretion of OID, and net increases in unrealized net appreciation or decreases in net unrealized depreciation.

(4)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any, and net decreases in net unrealized appreciation or net increases in net unrealized depreciation.

(5)	Fair value was determined using significant unobservable inputs. See Note 5 for further details.

(6)	Non-income producing.

(7)	Dividends credited to income include dividends contractually earned but not declared.

(8)	Jobson became an affiliate investment effective December 31, 2017, due to an increase in voting ownership interest.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year ended December 31, 2017
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2016, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017, Fair Value (5)
Control Investments
Malabar International	Subordinated Loan	$—	$—	$504	$—	$32	$536	$7,683	$150	$(7,833)	$—
	Preferred Equity	—	—	—	65	—	65	5,868	1,608	(7,476)	—
		—	—	504	65	32	601	13,551	1,758	(15,309)	—

MTE Holding Corp.	Senior Secured Loan	—	(64)	1,168	—	120	1,288	9,766	90	(2,738)	7,118
	Common Equity	—	67	—	227	—	227	3,383	67	—	3,450
		—	3	1,168	227	120	1,515	13,149	157	(2,738)	10,568

Total Control Investments		—	3	1,672	292	152	2,116	26,700	1,915	(18,047)	10,568

Affiliate Investments
All Metals Holding, LLC	Senior Secured Loan	—	(259)	1,830	—	26	1,856	12,865	283	(389)	12,759
	Common Equity (6)	—	508	—	—	—	—	1,277	508	—	1,785
		—	249	1,830	—	26	1,856	14,142	791	(389)	14,544

Contract Datascan Holdings, Inc.	Subordinated Loan	—	93	978	—	—	978	7,902	98	—	8,000
	Preferred Equity (6) (7)	—	—	542	—	—	542	5,421	543	—	5,964
	Common Equity (6)	—	73	—	—	—	—	187	—	73	260
		—	166	1,520	—	—	1,520	13,510	641	73	14,224

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year ended December 31, 2017
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2016, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017, Fair Value (5)

Intelli-Mark Technologies, Inc.	Senior Secured Loan	$—	$(159)	$438	$—	$175	$613	$8,841	$68	$(8,909)	$—
	Common Equity (6)	874	(498)	—	—	—	—	1,998	—	(1,998)	—
		874	(657)	438	—	175	613	10,839	68	(10,907)	—

Jobson Healthcare Information, LLC (8)	Senior Secured Loan	—	—	—	—	—	—	—	12,910	—	12,910
	Common Equity	—	—	—	—	—	—	—	—	—	—
	Warrants	—	—	—	—	—	—	—	—	—	—
		—	—	—	—	—	—	—	12,910	—	12,910

Malabar International (9)	Subordinated Loan	—	(41)	415	—	256	671	—	7,833	(7,833)	—
	Preferred Equity	5,590	(1,585)	—	56	—	56	—	7,476	(7,476)	—
		5,590	(1,626)	415	56	256	727	—	15,309	(15,309)	—

Master Cutlery, LLC	Subordinated Loan	—	(1,537)	640	—	—	640	4,440	653	(2,220)	2,873
	Preferred Equity (6) (7)	—	(954)	—	—	—	—	954	—	(954)	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(2,491)	640	—	—	640	5,394	653	(3,174)	2,873

NeoSystems Corp.	Subordinated Loan	—	421	408	—	—	408	3,656	487	(2,000)	2,143
	Preferred Equity (6) (7)	—	861	133	—	—	133	1,255	993	—	2,248
		—	1,282	541	—	—	541	4,911	1,480	(2,000)	4,391

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year ended December 31, 2017
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2016, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017, Fair Value (5)

Pfanstiehl Holdings, Inc	Subordinated Loan	$—	$(46)	$387	$—	$—	$387	$3,810	$1	$(56)	$3,755
	Common Equity	—	(1,328)	—	84	—	84	6,083	—	(1,328)	4,755
		—	(1,374)	387	84	—	471	9,893	1	(1,384)	8,510

Strategic Pharma Solutions, Inc.	Senior Secured Loan	—	(39)	746	—	158	904	8,383	67	(8,450)	—
	Preferred Equity (6) (7)	3,617	(1,111)	81	—	—	81	3,026	81	(3,107)	—
		3,617	(1,150)	827	—	158	985	11,409	148	(11,557)	—

TRS Services, Inc.	Senior Secured Loan	—	194	1,024	—	60	1,084	9,549	310	(393)	9,466
	Preferred Equity (Class AA units)(6)(7)	—	—	55	—	—	55	354	55	—	409
	Preferred Equity (Class A units) (6)(7)	—	319	204	—	—	204	1,707	523	—	2,230
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	513	1,283	—	60	1,343	11,610	888	(393)	12,105

Total Affiliate Investments		10,081	(5,088)	7,881	140	675	8,696	81,708	32,889	(45,040)	69,557
Total Control and Affiliate Investments		$10,081	$(5,085)	$9,553	$432	$827	$10,812	$108,408	$34,804	$(63,087)	$80,125

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

(1)	Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 13. Subsequent Events Not Disclosed Elsewhere
On March 5, 2019, the Company’s Board declared a distribution of $0.34 per share for the first quarter of 2019, payable on March 29, 2019 to stockholders of record as of March 22, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with polices or procedures may deteriorate.
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2018, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2017, management concluded that there was a material weakness in internal control over financial reporting related the design and operating effectiveness of controls over the reliability of financial information reported by portfolio companies that is used as financial inputs in the Company’s investment valuations. In response to the material weakness identified, management developed and implemented a remediation plan to address the underlying causes of the material weakness.
The remediation plan included a tracking system to ensure all portfolio company audited financial statements are received and reviewed to confirm the reliability of financial information reported by portfolio companies.

During the twelve months ended December 31, 2018, we implemented the new internal control procedures described above to address the previously identified material weakness as of December 31, 2017. After completing our testing of the design and operating effectiveness of our control enhancements, we concluded that we have remediated the previously identified material weakness.
Other than controls implemented in response to the material weakness described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
a. Documents Filed as Part of this Report
1. Financial Statements: See "Part II, Item 8. Financial Statements and Supplementary Data" of this report for a list of financial statements.
2. Financial Statement Schedules: Schedule 12-14 Investments in and Advances to Affiliates—See "Part II, Item 8. Financial Statements and Supplementary Data—Note 12" of this report.
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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Certificate of Incorporation of OFS Capital Corporation	N-2 (333-166363)	March 18, 2011

3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	10-K (814-00813)	March 26, 2013

3.3	Bylaws of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011

4.1	Form of Stock Certificate of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011

4.2	Form of Base Indenture	N-2 (333-200376)	November 19, 2014

4.3	Form of Warrant Agreement	N-2/A (333-200376)	December 16, 2014

4.4	Form of Subscription Agent Agreement	N-2/A (333-200376)	December 16, 2014

4.5	Form of Subscription Certificate	N-2/A (333-200376)	December 16, 2014

4.6	Form of Certificate of Designation	N-2/A (333-200376)	December 16, 2014

4.7	First Supplemental Indenture dated as of April 16, 2018, between OFS Capital Corporation and U.S. Bank National Association, as trustee	POS EX (333-217302)	April 16, 2018

4.8	Form of 6.375% Note due 2025 (incorporated by reference to Exhibit 4.8 hereto and Exhibit A therein)	POS EX (333-217302)	April 16, 2018

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
4.9	Second Supplemental Indenture dated as of October 16, 2018 between OFS Capital Corporation and U.S. Bank National Association, as trustee	POS EX (333-222419)	October 16, 2018

4.10	Form of 6.50% Note due 2025 (incorporated by reference to Exhibit 4.10 hereto and Exhibit A therein)	POS EX (333-222419)	October 16, 2018

10.1	Form of Dividend Reinvestment Plan	N-2/A (333-166363)	March 18, 2011

10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC	10-Q (814-00813)	November 7, 2014

10.3	Form of Custody Agreement	N-2/A (333-166363)	March 18, 2011

10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC	N-2/A (333-166363)	March 18, 2011

10.5	License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	March 18, 2011

10.6	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers	N-2/A (333-166363)	March 18, 2011

10.7	Form of Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	July 24, 2012

10.8	Loan Portfolio Purchase Agreement among OFS Capital WM, LLC and Madison Capital Funding LLC, dated May 28, 2015	8-K (814-00813)	June 2, 2015

10.9	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated March 7, 2018	10-K (814-00813)	March 12, 2018

10.10	Promissory Note between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015	10-Q (814-00813)	November 6, 2015

10.11	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated March 7, 2018	10-K (814-00813)	March 12, 2018

10.12	Commercial Guaranty Agreement among OFS Capital Corporation, OFS Capital WM, LLC, and Pacific Western Bank dated March 7, 2018	10-K (814-00813)	March 12, 2018

11.1	Computation of Per Share Earnings			+

14.1	Joint Code of Ethics of OFS Capital Corporation and OFS Advisor			*

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
21.1	List of Subsidiaries			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report
†	Furnished herewith

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFS Capital Corporation

Date: March 15, 2019	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 15, 2019	/s/ Bilal Rashid
Bilal Rashid, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 15, 2019	/s/ Marc Abrams
Marc Abrams, Director

Date: March 15, 2019	/s/ Robert J. Cresci
Robert J. Cresci, Director

Date: March 15, 2019	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 15, 2019	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer, Treasurer (Principal Financial Officer) and Director

Date: March 15, 2019	/s/ Jeff Owen
Jeff Owen, Chief Accounting Officer (Principal Accounting Officer)