Form 10-Q
period 2019-03-31
OFS Capital Corp
filed 2019-05-03
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 1, 2019 was 13,361,134.

OFS CAPITAL CORPORATION

Defined Terms
We have used "we," "us," "our," "our company" and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
April 2017 Offering	The April 2017 follow-on public offering 3,625,000 shares of our common stock at an offering price of $14.57 per share
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended
OFS Capital WM	OFS Capital WM, LLC, a wholly owned investment company subsidiary of the Company
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income.
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration

Term	Explanation or Definition
SBCAA	Small Business Credit Availability Act
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Secured Revolver Amendment	The amended Business Loan Agreement with Pacific Western Bank, as lender, dated April 10, 2019
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes
CLO subordinated debt positions. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses

The Order
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

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or an SBIC, or maintaining our tax treatment as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to incur additional leverage pursuant to the SBCAA, beginning on May 3, 2019;

•	competition for investment opportunities;

•	the ability of SBIC I LP to make distributions enabling us to meet RIC requirements;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
We have based the forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements and projections contained in this Quarterly Reports on Form 10-Q are excluded from the safe harbor protection provided by Section 21E of the Exchange Act.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $323,794 and $312,223, respectively)	$310,090	$297,749
Affiliate investments (amortized cost of $120,199 and $90,751, respectively)	117,431	89,103
Control investment (amortized cost of $10,368 and $10,337, respectively)	10,146	9,945
Total investments at fair value (amortized cost of $454,361 and $413,311, respectively)	437,667	396,797
Cash	15,156	38,172
Interest receivable	3,787	2,787
Prepaid expenses and other assets	3,592	3,665
Total assets	$460,202	$441,421

Liabilities
Revolving line of credit	$35,750	$12,000
SBA debentures (net of deferred debt issuance costs of $2,188 and $2,280, respectively)	147,692	147,600
Unsecured notes (net of deferred debt issuance costs of $3,176 and $3,299 respectively)	95,349	95,226
Interest payable	1,478	2,791
Payable to adviser and affiliates (Note 3)	3,767	3,700
Payable for investments purchased	1,027	4,151
Accrued professional fees	662	637
Other liabilities	219	293
Total liabilities	285,944	266,398

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2019, and December 31, 2018, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,361,134 and 13,357,337 shares issued and outstanding as of March 31, 2019, and December 31, 2018, respectively	134	134
Paid-in capital in excess of par	187,604	187,540
Total distributable earnings (losses)	(13,480)	(12,651)
Total net assets	174,258	175,023

Total liabilities and net assets	$460,202	$441,421

Number of shares outstanding	13,361,134	13,357,337
Net asset value per share	$13.04	$13.10

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Investment income
Interest income:
Non-control/non-affiliate investments	$8,642	$5,758
Affiliate investments	2,333	2,085
Control investment	259	239
Total interest income	11,234	8,082
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	97	224
Affiliate investments	252	461
Control investment	27	27
Total payment-in-kind interest and dividend income	376	712
Dividend income:
Affiliate investments	173	130
Control investment	—	33
Total dividend income	173	163
Fee income:
Non-control/non-affiliate investments	342	26
Affiliate investments	205	2
Control investment	15	18
Total fee income	562	46
Total investment income	12,345	9,003
Expenses
Interest and financing expense	3,455	1,634
Management fee	1,843	1,360
Incentive fee	1,163	736
Professional fees	535	201
Administration fee	437	583
Other expenses	84	695
Total expenses before incentive fee waiver	7,517	5,209
Incentive fee waiver (see Note 3)	—	(22)
Total expenses, net of incentive fee waiver	7,517	5,187
Net investment income	4,828	3,816

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(804)	461
Net realized loss on affiliate investments	—	(541)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	658	(1,563)
Net unrealized appreciation (depreciation) on affiliate investments	(1,120)	1,245
Net unrealized appreciation on control investment	170	75

Net loss on investments	(1,096)	(323)

Net increase in net assets resulting from operations	$3,732	$3,493

Net investment income per common share – basic and diluted	$0.36	$0.29
Net increase in net assets resulting from operations per common share – basic and diluted	$0.28	$0.26
Distributions declared per common share	$0.34	$0.71
Basic and diluted weighted average shares outstanding	13,357,464	13,340,502
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2018	—	—	13,340,217	$133	$187,398	$805	$188,336
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,816	3,816
Net realized loss on investments	—	—	—	—	—	(80)	(80)
Net unrealized depreciation on investments	—	—	—	—	—	(243)	(243)
Tax reclassifications of permanent differences	—	—	—	—	18	(18)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	8,557	—	96	—	96
Dividends declared	—	—	—	—	—	(9,472)	(9,472)
Total increase (decrease) for the period ended March 31, 2018	—	—	8,557	—	114	(5,997)	(5,883)
Balances at March 31, 2018	—	—	13,348,774	$133	$187,512	$(5,192)	$182,453

Balances at January 1, 2019	—	—	13,357,337	$134	$187,540	$(12,651)	$175,023
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,828	4,828
Net realized loss on investments	—	—	—	—	—	(804)	(804)
Net unrealized depreciation on investments	—	—	—	—	—	(292)	(292)
Tax reclassifications of permanent differences	—	—	—	—	19	(19)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	3,797	—	45	—	45
Dividends declared	—	—	—	—	—	(4,542)	(4,542)
Total increase (decrease) for the period ended March 31, 2019	—	—	3,797	—	64	(829)	(765)
Balances at March 31, 2019	—	—	13,361,134	$134	$187,604	$(13,480)	$174,258

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$3,732	$3,493
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	804	80
Net unrealized depreciation on investments	292	243
Amortization of Net Loan Fees	(178)	(275)
Payment-in-kind interest and dividend income	(377)	(712)
Accretion of interest income on structured-finance notes	(467)	—
Amortization of debt issuance costs	277	144
Amortization of intangible asset	49	49
Purchase and origination of portfolio investments	(63,630)	(98,208)
Proceeds from principal payments on portfolio investments	6,013	13,025
Proceeds from sale or redemption of portfolio investments	16,328	28,203
Proceeds from distributions received from portfolio investments	433	—
Changes in operating assets and liabilities:
Interest receivable	(1,000)	(181)
Interest payable	(1,313)	(1,186)
Payable to adviser and affiliates	67	361
Other assets and liabilities	(3,297)	137
Net cash used in operating activities	(42,267)	(54,827)

Cash flows from financing activities
Distributions paid to stockholders	(4,496)	(9,376)
Borrowings under revolving line of credit	36,500	46,250
Repayments under revolving line of credit	(12,750)	(22,900)
Payment of debt issuance costs	—	(173)
Repurchases of common stock under Stock Repurchase Program	(3)	—
Net cash provided by financing activities	19,251	13,801
Net decrease in cash	(23,016)	(41,026)
Cash — beginning of period	38,172	72,952
Cash — end of period	$15,156	$31,926

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$4,491	$2,676
Reinvestment of stockholder common stock	45	96

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
March 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
Baymark Health Services, Inc.	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		10.74%	(L +8.25%)	3/22/2018	3/1/2025	$4,000	$3,966	$3,960	2.3%

Brookfield WEC Holdings Inc.,	Business to Business Electronic Markets
Senior Secured Loan		9.25%	(L +6.75%)	12/6/2018	8/3/2026	1,959	1,959	1,969	1.1

Carolina Lubes, Inc. (4)	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (8)		10.61%	(L +7.82%)	8/23/2017	8/23/2022	20,696	20,572	20,920	12.0
Senior Secured Loan (Revolver)		0.25% (18)	(L +7.25%)	8/23/2017	8/23/2022	—	(10)	—	—
						20,696	20,562	20,920	12.0
Cenexel Clinical Research Holdings, Inc. (f/k/a JBR Clinical Research, Inc.) (4) (8)	Research and Development in the Social Sciences and Humanities
Senior Secured Loan		10.61%	(L +7.79%)	8/2/2018	8/2/2023	22,419	22,283	22,059	12.8

Cirrus Medical Staffing, Inc. (4)	Temporary Help Services
Senior Secured Loan		10.85%	(L +8.25%)	3/5/2018	10/19/2022	12,835	12,699	12,573	7.2
Senior Secured Loan (Revolver)		10.85%	(L +8.25%)	3/5/2018	10/19/2022	26	26	25	—
						12,861	12,725	12,598	7.2
Community Intervention Services, Inc. (4) (6) (10) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.0% cash / 6.0% PIK	N/A	7/16/2015	1/16/2021	9,196	7,639	—	—

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.13%	(L +8.50%)	7/7/2015	11/1/2025	9,678	9,495	9,417	5.4

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		11.74%	(L +9.00%)	4/28/2017	4/21/2025	9,950	9,836	9,442	5.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.25%	(L +6.75%)	9/28/2018	2/2/2026	$3,481	$3,424	$3,433	2.0%

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.25%	(L +6.75%)	7/17/2018	12/1/2025	5,854	5,705	5,749	3.3

DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		9.49%	(L +7.00%)	8/22/2017	8/15/2025	10,099	10,181	10,079	5.8

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.0% cash / 1.0% PIK	N/A	7/13/2017	1/13/2023	8,942	8,881	8,843	5.1
Common Equity (71,250 Class A units) (10)				7/13/2017			713	813	0.5
						8,942	9,594	9,656	5.6
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		9.10%	(L +6.50%)	10/31/2011	8/27/2018	3,591	3,591	3,427	2.0

Envocore Holding, LLC (FKA LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		11.85%	(L +9.25%)	6/30/2017	6/30/2022	17,112	16,993	15,760	9.0
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	74	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	15	—
						17,112	17,306	15,849	9.0
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		12.10%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,172	4,161	2.4

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		11.37%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,898	4,000	2.3
Common Equity (368,852 Class A units) (10)				12/29/2017			450	140	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	6	—
						5,000	5,398	4,146	2.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
GOBP Holdings, Inc.,	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		9.85%	(L +7.25%)	10/17/2018	10/22/2026	$1,400	$1,387	$1,403	0.8%

Hyland Software, Inc.	Software Publishers
Senior Secured Loan		6.00%	(L +3.50%)	10/24/2018	7/1/2024	173	173	173	0.1
Senior Secured Loan		9.50%	(L +7.00%)	10/24/2018	7/7/2025	2,601	2,619	2,598	1.5
						2,774	2,792	2,771	1.6
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		9.80%	(L +7.00%)	10/1/2018	10/1/2024	13,092	12,911	12,790	7.3
Senior Secured Loan (Revolver)		11.50%	(Prime + 6.00%)	10/1/2018	10/1/2024	516	490	504	0.3
						13,608	13,401	13,294	7.6
Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		11.12%	(L +8.50%)	3/4/2019	3/5/2027	6,244	6,058	6,058	3.5

MAI Holdings, Inc. (4)	Printing Machinery and Equipment Manufacturing
Senior Secured Loan		9.50%	N/A	6/21/2018	6/1/2023	5,000	5,000	2,950	1.7

My Alarm Center, LLC (4) (10) (13)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK				7/14/2017			1,571	1,221	0.7
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	—	—
Preferred Equity (335 Class Z units)				9/12/2018			325	1,038	0.6
Common Equity (64,149 units)				7/14/2017			—	—	—
							3,094	2,259	1.3
Online Tech Stores, LLC (4)	Stationary & Office Supply Merchant Wholesaler
Subordinated Loan		10.50% cash / 1.0% PIK	N/A	2/1/2018	8/1/2023	16,188	15,936	16,121	9.3

OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		10.34%	(L +7.83%)	8/10/2018	8/10/2023	7,100	7,038	6,994	4.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.36%	(L +8.75%)	11/16/2017	6/30/2025	$6,320	$6,333	$6,352	3.6%

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		10.23%	(L +7.75%)	9/24/2018	5/1/2026	6,055	6,060	5,982	3.4

Performance Team LLC (4)	General Warehousing and Storage
Senior Secured Loan		12.50%	(L +10.00%)	5/24/2018	11/24/2023	20,300	20,128	20,502	11.8

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.5% PIK	N/A	9/30/2017	10/29/2021	5,497	5,424	5,195	3.0
Common Equity (499 units) (10) (13)				9/30/2017			499	107	0.1
						5,497	5,923	5,302	3.1
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		11.30%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,769	4,739	2.7

Rocket Software, Inc.	Software Publishers
Senior Secured Loan		6.75%	(L +4.25%)	11/20/2018	11/28/2025	670	667	670	0.4
Senior Secured Loan		10.75%	(L +8.25%)	11/20/2018	11/19/2026	6,275	6,165	6,319	3.6
						6,945	6,832	6,989	4.0
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			254	285	0.2

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan (15)		13.50%	(L +11.50%)	1/25/2016	7/24/2020	8,850	8,805	8,757	5.0
Common Equity (5,000 Series C units) (10) (13)				3/31/2014		—	500	1,160	0.7
						8,850	9,305	9,917	5.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	$1,540	$—	$—	—%
Other				6/27/2018			—	—	—
						1,540	—	—	—
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		6.75%	(L +4.25%)	7/26/2018	7/30/2025	979	977	951	0.5
Senior Secured Loan		10.75%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,150	7,122	4.1
						8,195	8,127	8,073	4.6
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,350	0.8

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.75%	(L +4.25%)	5/16/2018	12/11/2024	637	635	629	0.4
Senior Secured Loan		10.50%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,068	8,936	5.1
						9,710	9,703	9,565	5.5
The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		11.25%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,961	6,843	3.9
Senior Secured Loan (Delayed Draw)		11.25%	(L +8.75%)	7/20/2018	12/22/2022	6,067	6,067	5,931	3.4
						13,067	13,028	12,774	7.3
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		10.75%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,978	6,895	4.0

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			9	20	—
Warrants (29,374 units)				7/26/2012	3/05/2022 (12)		82	18	—
						—	91	38	—
Wastebuilt Environmental Solutions, LLC. (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		11.35%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,865	6,878	3.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Total Debt and Equity Investments						306,716	308,439	294,356	169.1

Structured Finance Note Investments (7)
Elevation CLO 2017-7. Ltd
Subordinated Notes		15.27% (9)		2/6/2019	7/15/2030 (17)	10,000	7,781 (16)	7,700	4.4

Flatiron CLO 18, Ltd
Subordinated Notes		17.77% (9)		1/2/2019	4/17/2031 (17)	9,680	7,574 (16)	8,034	4.6

Total Structured Finance Note Investments						19,680	15,355	15,734	9.0

Total Non-control/Non-affiliate Investments						326,396	323,794	310,090	178.1
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		10.30%	(L +7.50%)	3/13/2018	3/12/2023	21,500	21,244	20,231	11.6
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	1,245	0.7
						21,500	23,791	21,476	12.3
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (4)		10.88%	(L +8.05%)	1/25/2019	1/25/2024	13,743	13,564	13,565	7.8
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,813	1,813	1.0
						13,743	15,377	15,378	8.8
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		11.50%	N/A	8/5/2015	2/5/2021	8,000	7,991	8,000	4.6
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			5,102	6,677	3.8
Common Equity (11,273 shares) (10)				6/28/2016			104	—	—
						8,000	13,197	14,677	8.4
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (4) (8)		12.23%	(L +9.39%)	3/8/2018	11/20/2023	10,864	10,780	10,657	6.1
Common Equity (453 units) (10) (13)				3/8/2018			1,135	1,657	1.0
						10,864	11,915	12,314	7.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Master Cutlery, LLC (4) (6) (10)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00%	N/A	4/17/2015	4/17/2020	$5,403	$4,764	$732	0.4%
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						5,403	8,247	732	0.4
NeoSystems Corp. (4)	Other Accounting Services
Preferred Equity (521,962 convertible shares), 10% PIK				8/14/2014			1,575	2,250	1.3

Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2022	3,788	3,813	3,788	2.2
Common Equity (400 Class A shares)				1/1/2014			217	8,960	5.1
						3,788	4,030	12,748	7.3
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		8.75% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	7,543	7,422	7,294	4.2
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	1,753	1.0
						7,543	8,836	9,047	5.2
TRS Services, LLC (4) (11)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		11.25% cash / 1.00% PIK	(L +8.75%)	12/10/2014	3/16/2020	14,666	14,627	14,181	8.1
Preferred Equity (329,266 Class AA units), 15% PIK				6/30/2016			483	453	0.3
Preferred Equity (3,000,000 Class A units), 11% PIK (10)				12/10/2014			3,374	—	—
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
						14,666	19,056	14,634	8.4
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan (4)		11.49%	(L +9.00%)	3/1/2019	3/1/2024	12103	11,866	11,866	6.8
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	2,309	1.3
						12,103	14,175	14,175	8.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Total Affiliate Investments						97,610	120,199	117,431	67.3
Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		14.10% cash / 1.5% PIK	(L +11.50%)	11/25/2015	11/25/2020	$7,323	$7,299	$7,322	4.2%
Common Equity (554 shares)				11/25/2015			3,069	2,824	1.6
						7,323	10,368	10,146	5.8
Total Control Investment						7,323	10,368	10,146	5.8

Total Investments						$431,329	$454,361	$437,667	251.2%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $344,896 include LIBOR reference rate floor provisions of generally 1% to 2%; at March 31, 2019, the reference rate on all such instruments was above the stated floors. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at March 31, 2019. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

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

(6)	Investment was on non-accrual status as of March 31, 2019, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 4 for further details.

(7)
Structured Finance Notes are considered CLO subordinated debt positions. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of March 31, 2019:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	10.61%	10.05%	0.56%
Cenexel Clinical Holding (F/K/A JBR Clinical Research, Inc.)	10.61%	9.05%	1.56%
Chemical Resources Holdings, Inc.	10.88%	8.77%	2.11%
DRS Imaging Services, LLC	12.23%	10.80%	1.43%
OnSite Care, PLLC	10.34%	8.74%	1.60%

(9)
The rate disclosed is an estimated effective yield based upon the current projection of the amount and timing of distributions in addition to the estimated amount and timing of terminal principal payments. Effective yields for the Company's Structured Finance Note investments are monitored and evaluated at each reporting date. The estimated yield and investment cost may ultimately not be realized.

(10)	Non-income producing.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
March 31, 2019
(Dollar amounts in thousands)

(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2019:

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

(15)	Maximum interest rate allowable under the terms of this investment is 13.50%.

(16)	Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO Structured Finance Note investments.

(17)
Maturity represents the contractual maturity date of the structured finance notes. Expected maturity and cash flows, not contractual maturity and cash flows, were utilized in deriving the effective yield of the investments.

(18)	Commitment fee on undrawn funds.

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.28%	(L +6.75%)	7/17/2018	12/1/2025	$5,854	$5,700	$5,570	3.2%

DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		9.50%	(L +7.00%)	8/22/2017	8/15/2025	10,098	10,185	9,771	5.6

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.0% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	8,920	8,855	8,821	5
Common Equity (71,250 Class A units) (10)				7/13/2017			713	722	0.4
						8,920	9,568	9,543	5.4
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		9.30%	(L +6.50%)	10/31/2011	8/27/2018	3,645	3,645	3,509	2.0

Envocore Holding, LLC (FKA LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		12.05%	(L +9.25%)	6/30/2017	6/30/2022	17,344	17,212	16,821	9.6
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	300	0.2
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	13	—
						17,344	17,525	17,134	9.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		12.31%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,168	4,168	2.4

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		11.49%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,894	4,033	2.3
Common Equity (368,852 Class A units) (10)				12/29/2017			450	104	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	4	—
						5,000	5,394	4,141	2.4
GOBP Holdings, Inc.,	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		10.05%	(L +7.25%)	10/17/2018	10/22/2026	1,400	1,386	1,349	0.8

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SSH Group Holdings, Inc.,	Child Day Care Services
Senior Secured Loan		6.77%	(L +4.25%)	7/26/2018	7/30/2025	$982	$979	$920	0.5%
Senior Secured Loan		10.77%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,147	6,839	3.9
						8,198	8,126	7,759	4.4
Stancor, L.P. (4) (10)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK				8/19/2014		—	1,501	1,416	0.8

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.77%	(L +4.25%)	5/16/2018	12/11/2024	638	637	602	0.3
Senior Secured Loan		10.52%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,069	8,484	4.8
						9,711	9,706	9,086	5.1
The Escape Game, LLC (4)
Senior Secured Loan	Other amusement and recreation industries	11.27%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,958	6,855	3.9
Senior Secured Loan (Delayed Draw) (7)		11.22%	(L +8.75%)	7/20/2018	12/22/2022	3,733	3,733	3,656	2.1
						10,733	10,691	10,511	6.0
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		10.76%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,977	6,808	3.9

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				7/26/2012		—	9	20	—
Warrants (29,374 units)				7/26/2012	3/5/2022	—	82	25	—
						—	91	45	—
Wand Intermediate I LP	Automotive Body, Paint, and Interior Repair and Maintenance
Senior Secured Loan		9.84%	(L +7.25%)	5/14/2018	9/19/2022	3,770	3,802	3,747	2.1

Wastebuilt Environmental Solutions, LLC.	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		11.27%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,858	6,858	3.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Other							$900	$89	0.1%

Total Non-control/Non-affiliate Investments						309,407	312,223	297,749	169.9

Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		10.30%	(L +7.50%)	3/13/2018	3/12/2023	21,626	21,353	20,023	11.4
Common Equity (2,547,250 units) (10) (13)				3/13/2018		—	2,547	1,073	0.6
						21,626	23,900	21,096	12.0
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		11.50%	N/A	8/5/2015	2/5/2021	8,000	7,990	8,000	4.6
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015		—	4,944	6,652	3.8
Common Equity (11,273 shares) (10)				6/28/2016		—	104	2,313	1.3
						8,000	13,038	16,965	9.7
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (4) (8)		12.23%	(L +9.42%)	3/8/2018	11/20/2023	10,864	10,774	10,617	6.1
Common Equity (1,135 units) (10) (13)				3/8/2018		—	1,135	1,197	0.7
						10,864	11,909	11,814	6.8
Master Cutlery, LLC (4) (6) (10)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00% PIK	N/A	4/17/2015	4/17/2020	5,229	4,764	850	0.5
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015		—	3,483	—	—
Common Equity (15,564 units)				4/17/2015		—	—	—	—
						5,229	8,247	850	0.5
NeoSystems Corp. (4) (10)	Other Accounting Services
Preferred Equity (521,962 convertible shares), 10% PIK				8/14/2014		—	1,537	2,250	1.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2022	$3,788	$3,814	$3,788	2.2%
Common Equity (400 Class A shares)				1/1/2014		—	217	8,360	4.8
						3,788	4,031	12,148	7.0
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.77%	(L +10.25%)	3/23/2018	3/23/2023	7,779	7,647	7,466	4.3
Common Equity (1,414 Class A units) (10)				3/23/2018		—	1,414	769	0.4
						7,779	9,061	8,235	4.7
TRS Services, LLC (4) (11)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		11.27% cash / 1.0% PIK	(L +8.75%)	12/10/2014	12/10/2019	14,681	14,617	14,446	8.3
Preferred Equity (329,266 Class AA units), 15% PIK				6/30/2016		—	465	473	0.3
Preferred Equity (3,000,000 Class A units), 11% PIK (10)				12/10/2014		—	3,374	826	0.5
Common Equity (3,000,000 units) (10)				12/10/2014		—	572	—	—
						14,681	19,028	15,745	9.1
Total Affiliate Investments						71,967	90,751	89,103	51.1

Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		14.00% cash / 1.50% PIK	(L +11.50%)	11/25/2015	11/25/2020	7,296	7,268	7,296	4.2
Common Equity (554 shares)				11/25/2015		—	3,069	2,649	1.5
						7,296	10,337	9,945	5.7
Total Control Investment						7,296	10,337	9,945	5.7

Total Investments						$388,670	$413,311	$396,797	226.7%

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
The Company’s objective is to provide stockholders with current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Advisor manages the day-to-day operations of, and provides investment advisory services to the Company.
In addition, OFS Advisor serves as the investment adviser for HPCI, a non-traded BDC with an investment strategy and objective similar to the Company. OFS Advisor also serves as the investment adviser for OCCI, a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in the equity tranche of CLOs.
The Company may make investments directly or through SBIC I LP. SBIC I LP is subject to SBA regulatory requirements, including: limitations on the businesses and industries in which it can invest; requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the SBIC Act; limitations on the financing terms of investments; and capitalization thresholds that may limit distributions to the Company. SBIC I LP is subject to periodic audits and examinations of its financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under ASC Topic 946, Financial Services–Investment Companies. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's consolidated financial statements included in the Company's 2018 Form 10-K.
Investments: The Company acquired Structured Finance Notes of CLO investment vehicles. In valuing such investments, the Company considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by broker-dealers. The Company also considers the operating metrics of the CLO vehicle, including compliance with collateralization tests as well as defaults, restructuring activity, and prepayments on the outstanding loans, if any.
Interest income: Interest income from investments in Structured Finance Notes is recognized on the basis of the estimated effective yield to expected redemptions utilizing assumed cash flows in accordance with ASC Sub-topic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from its Structured Finance Notes and the effective yield is determined and updated periodically.
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
Concentration of credit risk: Aside from its debt instruments, including investments in Structured Finance Notes of CLOs, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. The Company places cash deposits only with high credit quality institutions, which OFS Advisor believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from debt investments if borrowers fail to perform according to the terms of the contracts, and the collateral or other security for those instruments proved to be of no value to the Company, is equal to the

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Company's recorded investment in debt instruments and the unfunded loan commitments as disclosed in Note 6. The amount of loss due to credit risk from investments in Structured Finance Notes, if underlying funds and managers fail to perform according to the terms of the indentures and collateral management agreements, and the collateral or other security for those instruments proved to be of no value to the Company is equal to the Company's recorded investment in Structured Finance Notes.
New Accounting Standards: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance effective September 30, 2018.
The Company did not adopt any other new accounting pronouncements during the three months ended March 31, 2019 that had, or is expected to have, a material impact on the Company's consolidated financial statements.
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

Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the Investment Advisory Agreement. The continuation of the Investment Advisory Agreement was most recently approved by the Board on April 4, 2019. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis.
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
OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% and based on the average value of the Company’s total assets (other than cash but including assets purchased with borrowed amounts and assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. OFS Advisor has elected to exclude the value of the intangible asset and goodwill resulting from the SBIC Acquisition from the base management fee calculation.
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
The second part of the incentive fee (the “Capital Gain Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gain Fee.
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
Expenses recognized for the three months ended March 31, 2019 and 2018, under agreements with OFS Advisor and OFS Services are presented below:

	Three Months Ended March 31,
	2019	2018
Base management fees	$1,843	$1,360
Incentive fees:
Income Incentive Fee	1,163	736
Capital Gain Fee	—	—
Incentive fee waiver	—	(22)
Administration fee expense	437	583
Note 4. Investments
As of March 31, 2019, the Company had loans to 46 portfolio companies, of which 88% were senior secured loans and 12% were subordinated loans, at fair value, as well as equity investments in 15 of these portfolio companies. The Company also held equity investments in five portfolio companies in which it did not hold a debt investment and two investments in Structured Finance Notes. At March 31, 2019, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$348,021	76.5%	199.7%	$340,939	78.0%	195.8%
Subordinated debt investments	56,323	12.4	32.3	44,806	10.2	25.7
Preferred equity	21,243	4.7	12.2	15,407	3.5	8.8
Common equity and warrants	13,419	3.0	7.7	20,781	4.7	11.9
Total debt and equity investments	439,006	96.6	251.9	421,933	96.4	242.2
Structured Finance Notes	15,355	3.4	8.8	15,734	3.6	9.0
Total investments	$454,361	100.0%	260.7%	$437,667	100.0%	251.2%

(1)
Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $74,237 and $74,195, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of March 31, 2019, all of the Company’s debt and equity investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s debt and equity investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$6,518	1.5%	3.7%	$5,692	1.3%	3.3%
Temporary Help Services	12,725	2.9	7.3	12,598	3.0	7.2
Arts, Entertainment, and Recreation
Other amusement and recreation industries	13,028	3.0	7.5	12,774	3.0	7.3
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,306	3.9	9.9	15,849	3.8	9.1
Plumbing, Heating, and Air-Conditioning Contractors	8,836	2.0	5.1	9,047	2.1	5.2
Education Services
Colleges, Universities, and Professional Schools	—	—	—	—	—	—
Finance and Insurance
Direct Health and Medical Insurance Carriers	5,705	1.3	3.3	5,749	1.4	3.3
Insurance Agencies and Brokerages	9,495	2.2	5.4	9,417	2.2	5.4
Health Care and Social Assistance
Child Day Care Services	8,127	1.9	4.7	8,073	1.9	4.6
Diagnostic Imaging Centers	14,175	3.2	8.1	14,175	3.4	8.1
Home Health Care Services	11,210	2.6	6.4	11,155	2.6	6.4
Medical Laboratories	91	—	0.1	38	—	—
Offices of Physicians, Mental Health Specialists	10,181	2.3	5.8	10,079	2.4	5.8
Outpatient Mental Health and Substance Abuse Centers	11,605	2.6	6.7	3,960	0.9	2.3
Information
Data Processing, Hosting, and Related Services	11,915	2.7	6.8	12,314	2.9	7.1
Software Publishers	33,669	7.7	19.4	31,521	7.5	18.2
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	3,591	0.8	2.1	3,427	0.8	2.0
Commercial Printing (except Screen and Books)	4,769	1.1	2.7	4,739	1.1	2.7
Custom Compounding of Purchased Resins	15,377	3.5	8.8	15,378	3.6	8.8
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,398	1.2	3.1	4,146	1.0	2.4
Pharmaceutical Preparation Manufacturing	4,030	0.9	2.3	12,748	3.0	7.3
Printing Machinery and Equipment Manufacturing	5,000	1.1	2.9	2,950	0.7	1.7
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.9	1,350	0.3	0.8

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Travel Trailer and Camper Manufacturing	10,368	2.4	5.9	10,146	2.4	5.8
Truck Trailer Manufacturing	6,978	1.6	4.0	6,895	1.6	4.0
Unlaminated Plastics Profile Shape Manufacturing	6,060	1.4	3.5	5,982	1.4	3.4
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	20,562	4.8	11.8	20,920	5.1	12.0
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	19,056	4.3	10.9	14,634	3.5	8.4
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	6,058	1.4	3.5	6,058	1.4	3.5
Other Accounting Services	1,575	0.4	0.9	2,250	0.5	1.3
Other Computer Related Services	13,401	3.1	7.7	13,294	3.2	7.6
Other Professional, Scientific, and Technical Services	9,305	2.1	5.3	9,917	2.4	5.7
Research and Development in the Social Sciences and Humanities	22,283	5.1	12.8	22,059	5.2	12.7
Public Administration
Other Justice, Public Order, and Safety Activities	9,836	2.2	5.6	9,442	2.2	5.4
Real Estate and Rental and Leasing
Office Machinery and Equipment Rental and Leasing	13,197	3.0	7.6	14,677	3.5	8.4
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,333	1.4	3.6	6,352	1.5	3.6
Shoe store	9,594	2.2	5.5	9,656	2.3	5.5
Supermarkets and Other Grocery (except Convenience) Stores	1,387	0.3	0.8	1,403	0.3	0.8
All Other General Merchandise Stores	5,923	1.3	3.4	5,302	1.3	3.0
Transportation and Warehousing
General Warehousing and Storage	20,128	4.6	11.7	20,502	4.9	11.8
Wholesale Trade
Business to Business Electronic Markets	1,959	0.4	1.1	1,969	0.5	1.1
Industrial Machinery and Equipment Merchant Wholesalers	9,703	2.2	5.6	9,565	2.3	5.5
Industrial Supplies Merchant Wholesalers	6,865	1.6	3.9	6,878	1.6	3.9
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.9	4.7	732	0.2	0.4
Stationary & Office Supply Merchant Wholesaler	15,936	3.6	9.1	16,121	3.8	9.3
Total debt and equity investments	$439,006	100.0%	251.9%	$421,933	100.0%	242.1%
Structured Finance Notes	15,355	—	8.8%	15,734	—	9.0%
Total investments	$454,361	100.0%	260.7%	$437,667	100.0%	251.1%

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
At December 31, 2018, the Company's debt and equity investments consisted of the following:

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
At December 31, 2018, all of the Company’s debt and equity investments were domiciled in the United States. The industry compositions of the Company’s debt and equity investment portfolio were as follows:

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
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $12,403 and $732, respectively, at March 31, 2019, and $12,403 and $850 at December 31, 2018, respectively.
In August 2018, the Elgin Fasteners Group senior secured loan became contractually due. The lending group entered into a forbearance agreement with respect to the maturity date through September 26, 2019, subject to other terms and conditions. The investment will continue to accrue interest as the borrower has continued to make interest and amortization payments.
On January 31, 2019, Maverick Healthcare Equity, LLC was acquired in a purchase transaction. Proceeds from this transaction were insufficient to redeem the class of equity held by the Company. Accordingly, the Company recognized a net loss of $89, which is comprised of $900 realized loss net of $811 unrealized loss reversal, in the three months ended March 31, 2019.

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
Beginning in the first quarter of 2019 and with the addition of Structured Finance Notes to the Company's portfolio, the Company values Structure Finance Notes at non-binding indicative bid ("NBIB") prices. In valuing such investments, the Company considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by broker-dealers. The Company also considers the operating metrics of the CLO vehicle, including compliance with collateralization tests as well as defaults, restructuring activity and prepayment, and prepayments on the outstanding loans, if any. The Company engages a third-party valuation firm to provide assistance to the Company's Board in valuing our investments, which they will evaluate and consider in determining fair value.
There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2019 and 2018.
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
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of March 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at March 31, 2019 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$309,451	Discounted cash flow	Discount rates	6.27% - 19.86% (12.43%)
	31,488	Transaction Price

Subordinated	36,751	Discounted cash flow	Discount rates	6.57% - 15.44% (11.61%)
	8,055	Enterprise value	EBITDA multiples	4.25x - 6.00x (5.25x)

Structured Finance Notes:
Subordinated notes	15,734	Market quotes	NBIB	75.5% - 84.5% (80.0%)

Equity investments:
Preferred equity	10,839	Enterprise value	EBITDA multiples	4.75x - 8.5x (7.39x)
	2,259	Enterprise value	Reocurring monthly revenue	38.0x - 42.0x (40.0x)
	2,309	Transaction Price

Common equity and warrants	18,968	Enterprise value	EBITDA multiples	4.00x - 11.5x (9.50x)
	1,813	Transaction Price

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2018 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$295,087	Discounted cash flow	Discount rates	6.94% - 19.70% (12.49%)
	23,930	Transaction Price

Subordinated	36,394	Discounted cash flow	Discount rates	7.16% - 15.40% (7.21%)
	8,146	Market approach	EBITDA multiples	3.50x - 7.65x (5.10x)

Equity investments
Preferred equity	12,039	Market approach	EBITDA multiples	4.50x - 8.50x (7.42x)
	2,574	Market approach	Reoccurring Monthly Revenue	38.0x - 42.0x (40.0x)
Common equity and warrants	18,627	Market approach	EBITDA multiples	3.50x - 11.00x (8.68x)
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31, 2019
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, January 1, 2019	$319,017	$44,540	$14,613	$18,627	$—	$396,797

Net realized gain (loss) on investments	73	—	(900)	—	—	(827)
Net unrealized appreciation (depreciation) on investments	(225)	155	(829)	341	379	(179)
Amortization of Net Loan Fees	157	21	—	—	—	178
Accretion of interest income on structured-finance notes	—	—	—	—	467	467
Capitalized PIK interest and dividends	71	90	214	—	—	375
Purchase and origination of portfolio investments	44,187	—	2,309	1,813	15,321	63,630
Proceeds from principal payments on portfolio investments	(6,013)	—	—	—	—	(6,013)
Sale and redemption of portfolio investments	(16,328)	—	—	—	—	(16,328)
Proceeds from distributions received from portfolio investments	—	—	—	—	(433)	(433)

Level 3 assets, March 31, 2019	$340,939	$44,806	$15,407	$20,781	$15,734	$437,667

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2018
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2018	$195,112	$51,198	$19,200	$11,989	277,499

Net realized gain (loss) on investments	401	—	60	(541)	(80)
Net unrealized appreciation (depreciation) on investments	(122)	(1,400)	(1,112)	2,398	(236)
Amortization of Net Loan Fees	245	30	—	—	275
Capitalized PIK interest, dividends	263	110	339	—	712
Purchase and origination of portfolio investments	72,350	20,930	2,547	2,381	98,208
Proceeds from principal payments on portfolio investments	(7,828)	(5,197)	—	—	(13,025)
Sale and redemption of portfolio investments	(27,097)	—	(578)	(214)	(27,889)

Level 3 assets, March 31, 2018	$233,324	$65,671	$20,456	$16,013	$335,464
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2019 and 2018, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Period ended March 31,
	2019	2018
Senior secured debt investments	$(280)	$(75)
Subordinated debt investments	155	(1,400)
Preferred equity	(1,640)	(1,112)
Common equity and warrants	341	1,944
Structured Finance Notes	379	—
Net unrealized depreciation on investments held	$(1,045)	$(643)

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
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of March 31, 2019 and December 31, 2018:

	March 31, 2019
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Facility	$—	$—	$35,750	$35,750
OFS Capital Corporation 6.375% Notes due 2025	50,760	—	—	50,760
OFS Capital Corporation 6.5% Notes due 2025	48,176	—	—	48,176
SBA-guaranteed debentures	—	—	150,086	150,086
Total debt, at fair value	$98,936	$—	$185,836	$284,772

	December 31, 2018
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Facility	$—	$—	$12,000	$12,000
OFS Capital Corporation 6.375% Notes due 2025	48,500	—	—	48,500
OFS Capital Corporation 6.5% Notes due 2025	46,603	—	—	46,603
SBA-guaranteed debentures	—	—	147,956	147,956
Total debt, at fair value	$95,103	$—	$159,956	$255,059
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019		As of December 31, 2018
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Facility	$35,750	$35,750	$12,000	$12,000
OFS Capital Corporation 6.375% Notes due 2025	48,440	50,760	48,377	48,500
OFS Capital Corporation 6.5% Notes due 2025	46,909	48,176	46,849	46,603
SBA-guaranteed debentures	147,692	150,086	147,600	147,956
Total debt, at fair value	$278,791	$284,772	$254,826	$255,059

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of March 31, 2019:

Name of Portfolio Company	Investment Type	Commitment
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$2,920
Cirrus Medical Staffing, Inc.	Senior Secured Loan (Revolver)	1,383
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	1,359
The Escape Game, LLC	Senior Secured Loan (Delayed Draw)	933
TTG Healthcare, LLC	Senior Secured Loan (Delayed Draw)	2,775
		$9,370
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2019.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable BDC regulations and the SBIC I LP is subject to periodic inspections by the SBA.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide for general indemnification. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company believes the risk of any material obligation under these indemnifications to be low.
Note 7. Borrowings
SBA Debentures: The SBA Debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $249,494 and $251,060 in assets at March 31, 2019, and December 31, 2018, respectively, which accounted for approximately 54% and 57% of the Company’s total consolidated assets, respectively. These assets can not be pledged under any debt obligation of the Company.
PWB Credit Facility: The Company had up to $50,000 of available credit under its PWB Credit Facility maturing January 31, 2020, of which $35,750 was drawn as of March 31, 2019. The average dollar amount of borrowings outstanding during the three months ended March 31, 2019 and 2018, were $23,602 and $22,379, respectively. The effective interest rate on the PWB Credit Facility was 6.58% at March 31, 2019. Availability under the PWB Credit Facility as of March 31, 2019 was $14,250 based on the stated advance rate of 50% of the borrowing base.
On April 10, 2019, the BLA was amended to, among other things: (i) increase the maximum amount available from $50.0 million to $100.0 million; (ii) change the interest rate from a variable rate of Prime Rate plus a 0.75% margin to a variable rate of Prime Rate plus a 0.25% margin (with a floor of 5.25%); (iii) extend the maturity date from January 31, 2020 to February 28, 2021; (iv) increase the minimum quarterly net investment income covenant from $2.0 million to $3.0 million; (v) reduce the statutory asset coverage ratio test from 200% to 150%; and (vi) add a total liabilities to Net Asset Value (as defined in the Secured Revolver Amendment) covenant of 300%.
Unsecured Notes: The Company has Unsecured Notes with an aggregate outstanding principal of $98,525. The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all current and future unsecured indebtedness of the Company. Because the Unsecured Notes are not secured by any of the Company's assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Interest expense for the three months ended March 31, 2019 and 2018 on the Company's outstanding borrowings is presented below:

	Three Months Ended March 31,
	2019	2018
SBA Debentures	$1,267	$1,267
PWB Credit Facility	462	367
Unsecured Notes Due April 2025	860	—
Unsecured Notes Due October 2025	866	—
Total interest expense	$3,455	$1,634

Average dollar borrowings	$272,007	$172,259
Average interest rate	4.98%	3.71%
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
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of March 31, 2019, and December 31, 2018, were as follows:

	March 31, 2019	December 31, 2018
Tax-basis amortized cost of investments	$449,597	$408,715
Tax-basis gross unrealized appreciation on investments	18,537	18,426
Tax-basis gross unrealized depreciation on investments	(30,467)	(30,344)
Tax-basis net unrealized appreciation (depreciation) on investments	(11,930)	(11,918)
Fair value of investments	$437,667	$396,797
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Per share operating performance:
Net asset value per share at beginning of period	$13.10	$14.12
Distributions	(0.34)	(0.71)
Net investment income (4)	0.36	0.29
Net realized gain (loss) on non-control/non-affiliate investments (4)	(0.06)	0.03
Net realized loss on affiliate investments (4)	—	(0.04)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments (4)	0.05	(0.12)
Net unrealized appreciation (depreciation) on affiliate investments (4)	(0.08)	0.09
Net unrealized appreciation on control investment (4)	0.01	0.01
Net asset value per share at end of period	$13.04	$13.67

Per share market value, end of period	$11.75	$11.22
Total return based on market value (1)	14.1%	0.3%
Total return based on net asset value (2)	2.4%	2.0%
Shares outstanding at end of period	13,361,134	13,348,774
Weighted average shares outstanding	13,357,464	13,340,502
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$174,654	$185,395
Net asset value at end of period	$174,258	$182,453
Net investment income	$4,828	$3,816
Ratio of total expenses, net to average net assets (5) (7)	17.2%	11.2%
Ratio of net investment income to average net assets (5) (8)	11.1%	8.2%
Portfolio turnover (6)	5.5%	13.5%

(1)	Calculation is ending market value less beginning market value, adjusting for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.

(2)	Calculation is ending net asset value less beginning net asset value, adjusting for distributions reinvested at the Company’s dividend reinvestment plan for the respective distributions.

(3)	Based on the average of the net asset value at the beginning of the indicated period and the preceding calendar quarter.

(4)	Calculated on the average share method.

(5)	Annualized.

(6)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

(7)	Ratio of total expenses before incentive fee waiver to average net assets was 11.2% for the three months ended March 31, 2018.

(8)	Ratio of net investment income before incentive fee waiver to average net assets was 8.2% for the three months ended March 31, 2018.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by SBIC I LP's distributions to the Company, which are governed by SBA regulations. Net assets of SBIC I LP were $101,292, and consolidated cash at March 31, 2019 includes $12,943 held by SBIC I LP, of which $11,031 was available for distribution to the Company.
The following table summarizes distributions declared and paid for the three months ended March 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three Months Ended March 31, 2018
February 12, 2018 (1)	March 22, 2018	March 29, 2018	$0.37	$4,886	4,459	$50
February 27, 2018	March 22, 2018	March 29, 2018	0.34	4,490	4,098	46
			$0.71	$9,376	$8,557	$96
Three Months Ended March 31, 2019
March 5, 2019	March 22, 2019	March 29, 2019	$0.34	$4,497	3,797	$45
			$0.34	$4,497	$3,797	$45
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
Stock repurchase program:
The Company maintains a Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. No shares of common stock were repurchased under the Stock Repurchase Program during the three months ended March 31, 2019 and 2018, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

		Period ended March 31, 2019
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2018, Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2019, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$(5)	$286	$—	$15	$301	$7,296	$31	$(5)	$7,322
	Common Equity	—	175	—	—	—	—	2,649	175	—	2,824
		—	170	286	—	15	301	9,945	206	(5)	10,146

Total Control Investment		—	170	286	—	15	301	9,945	206	(5)	10,146
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	318	573	—	—	573	20,023	333	(125)	20,231
	Preferred Equity (6)	—	172	—	—	—	—	1,073	172	—	1,245
		—	490	573	—	—	573	21,096	505	(125)	21,476

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	—	281	—	204	485	—	13,565	—	13,565
	Common Equity (6)	—	—	—	—	—	—	—	1,813	—	1,813
		—	—	281	—	204	485	—	15,378	—	15,378

Contract Datascan Holdings, Inc.	Subordinated Loan	—	(1)	225	—	—	225	8,000	1	(1)	8,000
	Preferred Equity A (7)	—	(133)	158	—	—	158	6,652	158	(133)	6,677
	Common Equity (6)	—	(2,313)	—	—	—	—	2,313	—	(2,313)	—
		—	(2,447)	383	—	—	383	16,965	159	(2,447)	14,677

DRS Imaging Services, LLC	Senior Secured Loan	—	35	337	—	—	337	10,617	40	—	10,657
	Common Equity (6)	—	460	—	—	—	—	1,197	460	—	1,657
		—	495	337	—	—	337	11,814	500	—	12,314

Master Cutlery, LLC	Subordinated Loan (6)	—	(118)	—	—	—	—	850	—	(118)	732
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(118)	—	—	—	—	850	—	(118)	732

NeoSystems Corp.	Convertible Preferred Stock (7)	—	(38)	38	—	—	38	2,250	38	(38)	2,250

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Period ended March 31, 2019
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2018, Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2019, Fair Value (5)
Pfanstiehl Holdings, Inc	Subordinated Loan	—	2	96	—	—	96	3,788	2	(2)	3,788
	Class A Common Equity	—	600	—	173	—	173	8,360	600	—	8,960
		—	602	96	173	—	269	12,148	602	(2)	12,748

Professional Pipe Holdings, LLC	Senior Secured Loan	—	52	259	—	—	259	7,466	64	(236)	7,294
	Common Equity (6)	—	984	—	—	—	—	769	984	—	1,753
		—	1,036	259	—	—	259	8,235	1,048	(236)	9,047

TRS Services, Inc.	Senior Term Loan	—	(276)	476	—	—	476	14,446	62	(327)	14,181
	Class AA Units in IGT Holdings, LLC (7)	—	(38)	18	—	—	18	473	18	(38)	453
	Class A Units in IGT Holdings, LLC (6)	—	(826)	—	—	—	—	826	—	(826)	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(1,140)	494	—	—	494	15,745	80	(1,191)	14,634

TTG Healthcare, LLC	Senior Secured Loan	—	—	124	—	1	125	—	11,866	—	11,866
	Preferred Equity (6)	—	—	—	—	—	—	—	2,309	—	2,309
		—	—	124	—	1	125	—	14,175	—	14,175

Total Affiliate Investments		—	(1,120)	2,585	173	205	2,963	89,103	32,485	(4,157)	117,431
Total Control and Affiliate Investments		$—	$(950)	$2,871	$173	$220	$3,264	$99,048	$32,691	$(4,162)	$127,577

(1)
Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Represents the total amount of interest, fees or dividends included in income for the three months ended March 31, 2019, that an investment was included in Control or Affiliate Investment categories, respectively.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events Not Disclosed Elsewhere
On April 30, 2019, the Company’s Board declared a distribution of $0.34 per share for the second quarter of 2019, payable on June 28, 2019, to stockholders of record as of June 21, 2019.

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
Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments in middle-market companies in the United States. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the bulk of our portfolio companies since inception. We believe that this market segment will continue to produce significant investment opportunities for us.
We execute our investment strategy, in part, through SBIC I LP, a licensee under the SBA's SBIC program. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see "Item 1. Business—Regulation—Small Business Investment Company Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2018. On a stand-alone basis, SBIC I LP held approximately $249.5 million and $251.6 million in assets at March 31, 2019 and December 31, 2018, respectively, which accounted for approximately 54% and 57% of our total consolidated assets, respectively.
We generate revenue in the form of interest income on debt investments, and capital gains and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of March 31, 2019, floating rate and fixed rate loans comprised 88% and 12%, respectively, of our current debt investment portfolio at fair value. Our Structured Finance Notes comprise 3.6% of our portfolio at fair value. We expect to make quarterly distributions, such that we distribute substantially all of our ICTI. In addition, although we intend to distribute at least annually net realized capital gains, net of taxes if any, out of assets legally available for such distributions, we may also retain such capital gains for investment through a deemed distribution.
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

We may borrow money when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to our Business and Structure" in our Annual Report on Form 10-K for the year ended December 31, 2018 as supplemented by our other reports filed with the SEC. As a BDC, we may need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage. For additional overview information on the Company, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies and Significant Estimates
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see "Item 8. Financial Statements - Notes to Financial Statements - Note 2" and "Management's Discussion and Analysis - Critical Accounting Policies and Significant Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2018.
Fair value estimates. As of March 31, 2019, approximately 95% of our total assets were carried at fair value, which was generally measured using the discounted cash flow or market-approach valuation techniques. Our discounted cash flow valuations involve a determination of a discount rate commensurate with the risk inherent of each investment. Management uses two primary methods to estimate discount rates: the weighted-average cost of capital method, which is a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a hypothetical debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. Management may also use a relative value method to estimate yields, which involves measuring the discount rate of non-traded subject debt investments based on an expected or assumed relationship between NBIB or observed prices on traded debt and the subject debt for a portfolio company. All three methods generally involve calibration of the internal rate of return on the subject investment at close or purchase date to the observable inputs utilized in each method as of or near that date. These methods generally produce a range of discount rates, and management, under the supervision of the Board, generally selects the midpoint of the range for fair value measures. Such midpoint values may be further limited based on the portfolio company's ability to prepay the investment without penalty.
Our market approach valuations, generally applied to equity investments and investments in non-performing debt, involve a determination of an enterprise value multiple to a financial performance metric for the portfolio company, generally EBITDA. These determinations are based on identification of a comparable set of publicly traded companies and determination of a public-to-private liquidity adjustment factor, generally through calibration to transaction prices in the subject investment instrument. This method generally produces a range of multiplier values and management, under the supervision of the Board, generally select the midpoint of the range for fair value measures.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at March 31, 2019 (dollar amounts in thousands):

	Fair Value at March 31, 2019	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$309,451	$303,987	$314,926
Senior secured (valued at Transaction Prices)	31,488	31,488	31,488
Subordinated	44,806	44,112	45,504

Investment:
Structured finance notes	15,734	15,439	16,030

Equity investments:
Preferred equity	13,098	11,749	13,926
Preferred equity (valued at Transaction Prices)	2,309	2,309	2,309
Common equity and warrants	18,968	15,450	22,923
Common equity and warrants (valuated at Transaction Prices)	1,813	1,813	1,813
	$437,667	$426,347	$448,919

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1–Financial Statements–Note 3”.

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

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including HPCI and OCCI. Additionally, OFS Advisor expects to provide sub-advisory services to CIM Real Assets & Credit Fund, a newly organized externally managed registered investment company that intends to operate as an interval fund that expects to invest primarily in a combination of real estate, credit and related investments.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain BDCs, registered investment companies and private funds managed by OFS Advisor, or any adviser that controls, is controlled by, or is under common control with, OFS Adviser and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Pursuant to the Order, we are generally permitted to participate in a co-investment transaction if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We have applied for a new exemptive order, which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.
Portfolio Composition and Investment Activity
Portfolio Composition
As of March 31, 2019, the fair value of our debt investment portfolio totaled $385.7 million in 46 portfolio companies, of which 88% and 12% were senior secured loans and subordinated loans, respectively, and approximately $36.2 million in equity investments, at fair value, in 15 portfolio companies in which we also held debt investments. We also have five portfolio companies in which we solely held an equity investment, as well as two investments in Structured Finance Notes. We had unfunded commitments of $9.4 million to five portfolio companies at March 31, 2019. Set forth in the tables and charts below is selected information with respect to our portfolio as of March 31, 2019 and December 31, 2018.
The following table summarizes the composition of our portfolio of direct investments in the debt and equity securities of portfolio companies as of March 31, 2019, and December 31, 2018 (dollar amounts in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$348,021	$340,939	$325,873	$319,017
Subordinated debt investments	56,323	44,806	56,212	44,540
Preferred equity	21,243	15,407	19,620	14,613
Common equity and warrants	13,419	20,781	11,606	18,627
Total direct investments in the debt and equity securities of portfolio companies	$439,006	$421,933	$413,311	$396,797
Total number of portfolio companies	51	51	50	50

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $74,237 and $74,195 at March 31, 2019, respectively, and $68,207 and $67,480, at December 31, 2018, respectively

The following table shows the composition of our portfolio of direct investments in the debt and equity securities of portfolio companies by geographic region at amortized cost and fair value and as a percentage of total debt and equity investments; the geographic composition is determined by the location of the portfolio companies' corporate headquarters (dollar amounts in thousands):

	Amortized Cost				Fair Value
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
South - US	$124,774	28.4%	$124,795	30.2%	$121,536	28.8%	$123,344	31.1%
Northeast - US	169,168	38.6	109,899	26.6	151,302	35.8	92,570	23.4
West - US	95,292	21.7	124,991	30.2	93,120	22.1	120,788	30.4
Midwest - US	49,772	11.3	53,626	13.0	55,975	13.3	60,095	15.1
Total	$439,006	100.0%	$413,311	100.0%	$421,933	100.0%	$396,797	100.0%
As of March 31, 2019, our investment portfolio’s three largest industries by fair value, were (1) Manufacturing (16.1%), (2) Professional, Scientific, and Technical Services (12.7%), and (3) Health Care and Social Assistance (11.2%), totaling approximately 40.0% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4."

The following table presents our debt investment portfolio by investment size as of March 31, 2019, and December 31, 2018 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
Up to $4,000	$20,932	5.2%	$24,785	6.4%	$28,433	7.4%	$25,117	6.9%
$4,001 to $7,000	73,858	18.3	66,756	17.5	65,992	17.1	60,151	16.5
$7,001 to $10,000	92,236	22.8	92,389	24.2	76,713	19.9	92,687	25.5
$10,001 to $13,000	45,552	11.3	44,527	11.7	57,974	15.0	34,032	9.4
Greater than $13,000	171,766	42.4	153,628	40.2	156,633	40.6	151,570	41.7
Total	$404,344	100.0%	$382,085	100.0%	$385,745	100.0%	$363,557	100.0%
The following table displays the composition of our performing debt investment and Structured Finance Note portfolio by weighted average yield as of March 31, 2019, and December 31, 2018:

	March 31, 2019				December 31, 2018
	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated	Structured Finance
Weighted Ave. Yield (1)	Debt	Debt	Notes	Total	Debt	Debt	Notes	Total
Less than 8%	1.7%	—%	—%	1.4%	0.7%	—%	—%	0.7%
8% - 10%	8.3	—	—	7.1	22.5	—	—	19.8
10% - 12%	57.0	26.9	—	51.6	42.9	26.9	—	41.0
12% - 14%	28.9	56.5	—	30.8	29.5	56.5	—	32.7
Greater than 14%	4.1	16.6	100.0	9.1	4.4	16.6	—	5.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	—%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (1)	11.46%	12.84%	16.50%	11.80%	11.33%	12.74%	—%	11.50%
Weighted average yield - total debt and Structured Finance Note investments (2)	11.46%	10.02%	16.50%	11.45%	11.33%	9.93%	—%	11.12%
(1) The weighted average yield on our performing debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest on debt investments plus the annualized accretion of Net Loan Fees; and (ii) the annual effective yield on Structured Finance Notes divided by (b) amortized cost of our debt and Structured Finance Note investments, excluding debt investments in non-accrual status as of the balance sheet date.
(2) The weighted average yield on our total debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest plus the annualized accretion of Net Loan Fees and (ii) plus the annual effective yield on Structured Finance Notes divided by (b) amortized cost of our debt and Structured Finance Note investments, including debt investments in non-accrual status as of the balance sheet date.
The weighted average yield on total investments was 10.74% and 10.49% at March 31, 2019 and December 31, 2018, respectively. Weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments at the balance sheet date plus the annualized accretion of Net Loan Fees, (ii) the effective yield on our performing preferred equity investments, and (iii) the annual effective yield on Structured Finance Notes, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
The weighted average yield on performing direct investments in portfolio-company debt securities increased slightly to 11.80% at March 31, 2019, from 11.50% at December 31, 2018.
As of March 31, 2019, and December 31, 2018, floating rate loans at fair value were 88% and 87% of our debt portfolio of direct investments in the debt securities of portfolio companies, respectively, and fixed rate loans at fair value were 12% and 13% of this portfolio, respectively.

Investment Activity
The following is a summary of our direct investment activity for the three months ended March 31, 2019 (dollar amounts in millions).

	Debt Investments	Equity Investments
Investments in new portfolio companies	$31.5	$4.1
Investments in existing portfolio companies
Follow-on investments	9.9	—
Delayed draw and revolver funding	2.8	—
Total investments in existing portfolio companies	12.7	—
Total investments in new and existing portfolio companies	$44.2	$4.1
Number of new portfolio company investments	3	2
Number of existing portfolio company investments	7	—

Proceeds/distributions from principal payments/ equity investments	$6.0	$—
Proceeds from investments sold or redeemed	16.3	—
Total proceeds from principal payments, equity distributions and investments sold	$22.3	$—
Notable investments in new portfolio companies during the three months ended March 31, 2019, include Chemical Resources Holdings, Inc. ($13.6 million senior secured loan and $1.8 million in common equity) and TTG Healthcare, LLC ($11.9 million senior secured loan and $2.3 million preferred equity).
The weighted-average yield of direct debt investments in new portfolio companies during the three months ended March 31, 2019 was 11.9%.
We also invested $15.3 million in Structure Finance Notes with a weighted average annual effective yield of 16.50% during the three months ended March 31, 2019.
The following is a summary of our direct investment activity for the three months ended March 31, 2018 (dollar amounts in millions).

	Debt Investments	Equity Investments
Investments in new portfolio companies	$68.4	$4.6
Investments in existing portfolio companies
Follow-on investments	23.5	0.3
Delayed draw and revolver funding	1.4	—
Total investments in existing portfolio companies	24.9	0.3
Total investments in new and existing portfolio companies	$93.3	$4.9
Number of new portfolio company investments	7	4
Number of existing portfolio company investments	5	1

Proceeds/distributions from principal payments/ equity investments	13.0	—
Proceeds from investments sold or redeemed	27.1	1.1
Total proceeds from principal payments, equity distributions and investments sold	40.1	1.1
Notable investments in new portfolio companies during the three months ended March 31, 2018, included Online Tech Stores, LLC ($16.1 million subordinated loan) and 3rd Rock Gaming, LLC ($21.6 million senior secured loan and $2.5 million common equity).

Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize direct investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2018. The following table shows the classification of our direct investments in the debt securities of portfolio companies by credit risk rating as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	March 31, 2019		December 31, 2018
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	3,788	1.0	3,788	1.0
3 (Average)	328,390	85.1	329,635	90.7
4 (Special Mention)	52,835	13.7	29,284	8.1
5 (Substandard)	—	—	—	—
6 (Doubtful)	732	0.2	850	0.2
7 (Loss)	—	—	—	—
	$385,745	100.0%	$363,557	100.0%
Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized gains on the sale of investments, as well as the change in PM Acquisitions, LLC, Envocore Holdings, LLC and MAI Holdings, Inc. from risk category 3 to risk category 4, with an total amortized cost and fair value of $27.4 million and $23.9 million, respectively, and other investment activity.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $12,403 and $732, respectively, at March 31, 2019, and $12,403 and $850, respectively, at December 31, 2018.
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
Total Investment Income. We generate revenue in the form of interest income on direct debt investments in portfolio companies and Structured Finance Notes, as well as dividend income from our equity investments. Our direct debt investments in portfolio companies typically have a term of three to eight years and bear interest at fixed and floating rates. As of March 31, 2019, floating rate and fixed rate loans comprised 88% and 12%, respectively, of our direct debt investments in portfolio companies at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our direct debt investments in portfolio companies provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies that are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and syndication fees for sourcing, structuring, and arranging the lending group, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
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
Comparison of the three months ended March 31, 2019, and 2018
Consolidated operating results for the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Investment income
Interest income:
Cash interest income (including accretion of interest on Structured Finance Notes)	$10,980	$7,713
Net Loan Fee amortization	178	275
Other interest income	76	94
Total interest income	11,234	8,082
PIK income:
PIK interest income	161	373
Preferred equity PIK dividends	215	339
Total PIK income	376	712
Dividend income:
Common equity dividends	173	163
Total dividend income	173	163
Fee income:
Management, valuation and syndication	562	33
Prepayment and other fees	—	13
Total fee income	562	46
Total investment income	12,345	9,003
Total expenses, net	7,517	5,187
Net investment income	4,828	3,816
Net loss on investments	(1,096)	(323)
Net increase in net assets resulting from operations	$3,732	$3,493
Interest and PIK income by debt investment type for the three months ended March 31, 2019 and 2018, is summarized below (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest income and PIK interest income:
Senior secured debt investments	$9,547	$6,615
Subordinated debt investments	1,380	2,214
Structured Finance Notes	468	—
Total interest income and PIK interest income	11,395	8,829
Plus purchased premiums (less Net Loan Fees) accelerations	25	(12)
Recurring interest income and PIK interest income	$11,420	$8,817

Investment Income
We consider our interest income on direct debt investments to portfolio companies, other than acceleration of Net Loan Fees recognized upon the repayment of a loan, PIK interest income, and the accretable yield on Structured Finance Notes to be recurring in nature. Such recurring interest income and PIK interest income increased by $2.6 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to a $3.6 million increase from an approximately $106.0 million increase in the average outstanding performing loan balance and a ($1.0) million decrease resulting from a 96 basis point decrease in the recurring earned yield on our portfolio.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees generally result from periodic transactions transactions rather than from holding portfolio investments and are considered to be non-recurring. Syndication fees of $505,000 included in management, valuation and syndication fees for the three months ended March 31, 2019, resulted from approximately $60.5 million in loan originations during that period in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Fee income increased $0.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in syndication fees.
Expenses
Operating expenses for the three months ended March 31, 2019 and 2018, are presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense	$3,455	$1,634
Management fees	1,843	1,360
Incentive fee	1,163	736
Professional fees	535	201
Administration fee	437	583
Other expenses	84	695
Total expenses before incentive fee waiver	7,517	5,209
Incentive fee waiver	—	(22)
Total expenses, net of incentive fee waiver	$7,517	$5,187
Interest expense for the three months ended March 31, 2019 increased over the corresponding period in the prior year primarily due to the issuance of the Unsecured Notes. Interest expense incurred on our debt during the three months ended March 31, 2019 and 2018 is summarized below (in thousands):

	Three Months Ended March 31,
	2019	2018
SBA Debentures	$1,267	$1,267
PWB Credit Facility	462	367
Unsecured Notes Due April 2025	860	—
Unsecured Notes Due October 2025	866	—
Total interest expense	$3,455	$1,634
Management fee expense for the three months ended March 31, 2019, increased over the corresponding period in the prior year due to an increase in our average total assets, resulting from the issuance of the Unsecured Notes.
The $0.4 million increase in incentive fee expense for the three ended March 31, 2019, compared to the corresponding period in the prior year was attributable to an increase in net investment income resulting from the increase in the size of the portfolio. On May 1, 2018, OFS Advisor irrevocably waived Income Incentive Fees of approximately $22,000 related to net investment income that it would otherwise be entitled to under the Investment Advisory Agreement for the three months ended March 31, 2018.
Professional fees for the three months ended March 31, 2019, increased over the corresponding period in the prior year due to out-of-scope fees relating to the 2018 audit, as well as the retention of additional third-party valuation services, which did not occur during the three months ended March 31, 2018.
Administration fee expense for the three months ended March 31, 2019 decreased $0.1 million over the corresponding period in the prior year primarily due to an decrease in our allocable portion of OFS Services’s overhead. The three months ended March 31, 2018 included OFS Services's overhead costs in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions, which did not reoccur during the three months ended March 31, 2019.
Other expenses for the three months ended March 31, 2019, decreased over the corresponding period in the prior year primarily due to legal and other offering costs incurred during the first quarter of 2018 in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions. Other expenses for the three months ended March 31, 2019 remained stable over the corresponding period in the prior year.
Net Gain (Loss) on Investments
Net gain (loss) by investment type for the three months ended March 31, 2019 and 2018, were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Senior secured debt	$(129)	$279
Subordinated debt	155	(1,400)
Preferred equity	(1,729)	(1,112)
Common equity and warrants	228	1,910
Structured Finance Notes	379	—
Net gain (loss) on investments	$(1,096)	$(323)
Three months ended March 31, 2019
We recognized net losses of $0.1 million on senior secured debt during the three months ended March 31, 2019, primarily as a result of the unrealized depreciation of $1.9 million on MAI Holdings, Inc., and other loans partially offset by unrealized appreciation of $2.2 million on broadly syndicated loans due to net positive impact of mark-to-market adjustments in the first quarter. Additional unrealized losses of $0.5 million for the three months ended March 31, 2019 were primarily a result of net negative impact of portfolio company-specific performance factors. We also recognized a realized gain of $0.1 million as a result of the partial sale of our investment in Cenexel Clinical Research Holdings, Inc.
We recognized net gains of $0.2 million on subordinated debt during the three months ended March 31, 2019, primarily due to unrealized appreciation of $0.3 million recognized on our subordinated debt investment in Online Tech Stores, LLC. We recognized net losses of $0.1 million for the three months ended March 31, 2019, primarily as a result of net negative impact of portfolio company-specific performance factors.
We recognized net losses of $1.7 million on preferred equity investments for the three months ended March 31, 2019, primarily as a result of unrealized depreciation of $0.8 million recognized on our investment in TRS Services, LLC Class A units. Additional unrealized losses of $0.9 million in other preferred equity securities for the three months ended March 31, 2019 were primarily due to the net negative impact of portfolio company-specific performance factors.
We recognized net gains of $0.2 million on common equity and warrant investments for the three months ended March 31, 2019, primarily as a result of unrealized appreciation of $2.5 million across several portfolio company investments from the positive impact of portfolio company-specific performance factors, offset by unrealized depreciation of $2.3 million in Contract Datascan Holdings, Inc. as a result of negative portfolio company-specific performance factors.
We recognized net gains of $0.4 million on Structured Finance Notes for the three months ended March 31, 2019, primarily as a result of unrealized appreciation due to net positive impact of mark-to-market adjustments in the first quarter.
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

Liquidity and Capital Resources
At March 31, 2019, we held cash of $15.2 million, which includes cash of $12.9 million held by SBIC I LP, our wholly owned SBIC. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to OFS Capital Corporation as parent company (the "Parent"). Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings of SBIC I LP. During the three months ended March 31, 2019, the Parent received $0.0 million in cash distributions from SBIC I LP. At March 31, 2019, the Parent had $13.2 million of cash available for general corporate activities, which includes $11.0 million held by SBIC I LP that was available to it for distribution. Additionally, the Parent had available borrowings of $14.3 million under its PWB Credit Facility at March 31, 2019. The Parent may make unsecured loans to SBIC I LP the aggregate of which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of March 31, 2019.
Sources and Uses of Cash
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

	Three Months Ended March 31,
	2019	2018
Cash from net investment income	$1,713	$2,153
Cash received from realized gains	22	374
Net (purchases and originations) repayments of portfolio investments	(44,002)	(57,354)
Net cash used in operating activities	(42,267)	(54,827)

Distributions paid to stockholders(1):
From net investment income	(4,496)	(4,886)
From realized gains	—	(4,490)
Net borrowings under line of credit	23,750	23,350
Other financing	—	(173)
Decrease in cash	$(23,013)	$(41,026)

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

Cash from net investment income
Cash from net investment income decreased $0.4 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 principally due to an increase in collected net interest and fee income of $1.0 million and $0.5 million, respectively, offset by an increase in fees paid to OFS Advisor and affiliates of $1.1 million, as well as increase in other expenses paid of $0.8 million.

Cash received from realized gains
Cash received on realized gains may differ from realized gains in the statement of operations due to delays in the receipt of sale proceeds related to escrow and earn-out provisions in the investment sales transactions.
Net (purchases and originations) repayments of portfolio investments
During the three months ended March 31, 2019, net purchases and originations of portfolio investments were primarily due to $63.6 million of cash we used to purchase portfolio investments, offset by $22.7 million of cash we received from amortized cost repayments and sales on our portfolio investments. During the three months ended March 31, 2018, net repayments were due to $41.2 million of cash we received from principal payments and sales on our portfolio investments, offset by $98.2 million of cash we used to purchase portfolio investments. See "—Portfolio Composition and Investment Activity–Investment Activity."
Borrowings
SBA Debentures
SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of March 31, 2019 and 2018, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA.
On a stand-alone basis, SBIC I LP held $249.5 million, and $251.1 million in assets at March 31, 2019, and December 31, 2018, respectively, which accounted for approximately 54% and 57% of the Company’s total consolidated assets, respectively.
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
PWB Credit Facility
We are party to a BLA with Pacific Western Bank, as lender, to provide us with a senior secured revolving credit facility, or PWB Credit Facility, which is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments (as defined in the BLA) and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by our subsidiaries OFS Capital WM and OFSCC-MB, Inc. and secured by all of our current and future assets excluding assets held by SBIC I LP and the Company’s partnership interests in SBIC I LP and OFS SBIC I, GP and certain other financing subsidiaries.
On April 10, 2019, we executed an amendment (the “Secured Revolver Amendment”) to our PWB Credit Facility. The Secured Revolver Amendment, among other things: (i) increases the maximum amount available under the PWB Credit Facility from $50.0 million to $100.0 million; (ii) changes the interest rate from a variable rate of Prime Rate plus a 0.75% margin to a variable rate of Prime Rate plus a 0.25% margin (with a floor of 5.25%); (iii) extends the maturity date from January 31, 2020 to February 28, 2021; (iv) increases the minimum quarterly net investment income covenant from $2.0 million to $3.0 million; (v) reduces the statutory asset coverage ratio test from 200% to 150%; and (vi) adds a total liabilities to Net Asset Value (as defined in the Secured Revolver Amendment) covenant of 300%.
In connection with the Secured Revolver Amendment, we incurred a 1.0% upfront fee on the $50.0 million incremental increase in the maximum amount available under the PWB Credit Facility, which equates to $500,000.
As of March 31, 2019, we had $35.8 million outstanding at a variable interest rate of 5.50% per annum, and $14.2 million available for use under the PWB Credit Facility.

The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of March 31, 2019, the Company was in compliance with the applicable covenants.
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
As of March 31, 2019, the Unsecured Notes had the following terms and balances (amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate (1)	Effective Interest Rate (2)	Maturity (3)	Interest Expense (4)
Unsecured Notes Due April 2025	$50,000	6.375%	6.875%	4/30/2025	$860
Unsecured Notes Due October 2025	48,525	6.50%	7.01%	10/31/2025	866
Total	$98,525				$1,726

(1)	The weighted-average fixed cash interest rate on the Unsecured Notes as of March 31, 2019 was 6.44%.

(2)	The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.

(3)
The Unsecured Notes Due April 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2020. The Unsecured Notes Due October 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 31, 2020.

(4)	Interest expense includes deferred issuance costs amortization.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at March 31, 2019), of at least 200% (or 150% on and after May 3, 2019). We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. Under the Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company expects the Stock Repurchase Program to be in place through May 22, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. No shares of common stock were repurchased during the three months ended March 31, 2019.
As of March 31, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $284.16 million, for which the Company’s asset coverage was 227%. The Small Business Administration Debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of March 31, 2019 (in thousands):

	Payments due by period
Contractual Obligation (1)	Total	Less than year	1-3 years (2)	3-5 years	After 5 years (2)
PWB Credit Facility	$35,750	$—	$35,750	$—	$—
Unsecured Notes	98,525	—	—	—	98,525
SBA Debentures	149,880	—	—	21,000	128,880
Total	$284,155	$—	$35,750	$21,000	$227,405

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)
The PWB Credit Facility is scheduled to mature on February 28, 2021. The SBA debentures are scheduled to mature between September 2022 and 2025. The Unsecured Notes are scheduled to mature between April 2025 and October 2025.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $9.4 million in unfunded commitments to five portfolio companies at March 31, 2019.
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
Recent Developments
On April 30, 2019, our Board declared a distribution of $0.34 per share for the second quarter of 2019, payable on June 28, 2019, to stockholders of record as of June 21, 2019.
On April 10, 2019, the BLA was amended to, among other things: (i) increase the maximum amount available from $50.0 million to $100.0 million; (ii) change the interest rate from a variable rate of Prime Rate plus a 0.75% margin to a variable rate of Prime Rate plus a 0.25% margin (with a floor of 5.25%); (iii) extend the maturity date from January 31, 2020 to February 28, 2021; (iv) increase the minimum quarterly net investment income covenant from $2.0 million to $3.0 million; (v) reduce the statutory asset coverage ratio test from 200% to 150%; and (vi) add a total liabilities to Net Asset Value (as defined in the Secured Revolver Amendment) covenant of 300%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 88% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2019, all of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.25% interest rate floor, which resulted in an effective interest rate of 6.25% as of March 31, 2019.
Assuming that the interim and unaudited consolidated balance sheet as of March 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands).

Basis point increase	Interest income	Interest expense	Net increase
50	$2,006	$(191)	$1,815
100	3,840	(383)	3,457
150	5,675	(574)	5,101
200	7,509	(765)	6,744
250	9,343	(957)	8,386

Basis point decrease	Interest income	Interest expense	Net decrease
50	$(1,662)	$191	$(1,471)
100	(3,479)	383	(3,096)
150	(5,186)	—	(5,186)
200	(5,839)	—	(5,839)
250	(6,268)	—	(6,268)

Item 4. Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2019. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2019, we issued 3,797 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $45,000.
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
During the three months ended March 31, 2019, we repurchased -0- shares of common stock on the open market for under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amount in thousands except shares):

Period	Total Number of Shares Purchased (1)	Cost of Shares Purchased	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
January 1, 2019 through March 31, 2019	—	$—	$—	$9,997

(1)	Excludes shares purchased on the open market and reissued in order to satisfy the DRIP obligation.
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

Dated: May 3, 2019	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer