Form 10-Q
period 2019-06-30
OFS Capital Corp
filed 2019-08-02
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

(847) 734-2000
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	OFS	The Nasdaq Global Select Market
6.375% Notes due 2025	OFSSL	The Nasdaq Global Select Market
6.50% Notes due 2025	OFSSZ	The Nasdaq Global Select Market

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 1, 2019 was 13,366,461.

OFS CAPITAL CORPORATION

Defined Terms
We have used "we," "us," "our," "our company" and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
April 2017 Offering	The April 2017 follow-on public offering of 3,625,000 shares of our common stock at an offering price of $14.57 per share
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility
Revolving credit and security agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator, which provides for borrowings in an aggregate principal amount up to $150,000,000.

Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Direct Investment	A debt or equity investment in a portfolio company, excluding Structured Finance Notes
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
NBIB	Non-binding indicative bid
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended
OFS Capital WM	OFS Capital WM, LLC, a wholly owned investment company subsidiary of the Company
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations

Term	Explanation or Definition
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income.
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration
SBCAA	Small Business Credit Availability Act
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Secured Revolver Amendment	The amended Business Loan Agreement with Pacific Western Bank, as lender, dated April 10, 2019
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
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

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or an SBIC, or maintaining our tax treatment as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to incur additional leverage pursuant to the SBCAA and the impact of such leverage on our net investment income and results of operations;

•	competition for investment opportunities;

•	the ability of SBIC I LP to make distributions enabling us to meet RIC requirements;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $369,053 and $312,223, respectively)	$351,990	$297,749
Affiliate investments (amortized cost of $123,105 and $90,751, respectively)	121,997	89,103
Control investment (amortized cost of $10,400 and $10,337, respectively)	10,731	9,945
Total investments at fair value (amortized cost of $502,558 and $413,311, respectively)	484,718	396,797
Cash	9,404	38,172
Interest receivable	3,733	2,787
Receivable for investment sold	2,003	—
Prepaid expenses and other assets	5,013	3,665
Total assets	$504,871	$441,421

Liabilities
Revolving line of credit	$38,250	$12,000
SBA debentures (net of deferred debt issuance costs of $2,094 and $2,280, respectively)	147,786	147,600
Unsecured notes (net of deferred debt issuance costs of $3,051 and $3,299 respectively)	95,474	95,226
Interest payable	2,677	2,791
Payable to adviser and affiliates (Note 3)	3,850	3,700
Payable for investments purchased	42,280	4,151
Accrued professional fees	891	637
Other liabilities	531	293
Total liabilities	331,739	266,398

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,366,461 and 13,357,337 shares issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	134	134
Paid-in capital in excess of par	187,814	187,540
Total distributable earnings (losses)	(14,816)	(12,651)
Total net assets	173,132	175,023

Total liabilities and net assets	$504,871	$441,421

Number of shares outstanding	13,366,461	13,357,337
Net asset value per share	$12.95	$13.10

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
Interest income:
Non-control/non-affiliate investments	$9,287	$6,326	$17,929	$12,084
Affiliate investments	2,660	2,768	4,993	4,853
Control investment	263	250	522	489
Total interest income	12,210	9,344	23,444	17,426
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	96	122	193	346
Affiliate investments	300	285	552	746
Control investment	28	27	55	54
Total payment-in-kind interest and dividend income	424	434	800	1,146
Dividend income:
Affiliate investments	—	—	173	130
Control investment	89	94	89	127
Total dividend income	89	94	262	257
Fee income:
Non-control/non-affiliate investments	154	387	496	413
Affiliate investments	5	3	210	5
Control investment	18	16	33	34
Total fee income	177	406	739	452
Total investment income	12,900	10,278	25,245	19,281
Expenses
Interest and financing expense	3,645	2,169	7,100	3,803
Management fee	2,055	1,548	3,898	2,908
Incentive fee	1,245	1,135	2,408	1,871
Professional fees	368	200	903	401
Administration fee	417	358	854	941
Other expenses	310	310	394	1,005
Total expenses before incentive fee waiver	8,040	5,720	15,557	10,929
Incentive fee waiver (see Note 3)	—	—	—	(22)
Total expenses, net of incentive fee waiver	8,040	5,720	15,557	10,907
Net investment income	4,860	4,558	9,688	8,374

Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(90)	(5,464)	(894)	(5,003)
Net realized loss on affiliate investments	—	(3,477)	—	(4,018)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes	(3,630)	5,411	(2,972)	3,848
Net unrealized appreciation on affiliate investments	1,660	3,928	540	5,173
Net unrealized appreciation on control investment	553	39	723	114

Net gain (loss) on investments	(1,507)	437	(2,603)	114

Net increase in net assets resulting from operations	$3,353	$4,995	$7,085	$8,488

Net investment income per common share – basic and diluted	$0.36	$0.34	$0.73	$0.63
Net increase in net assets resulting from operations per common share – basic and diluted	$0.25	$0.37	$0.53	$0.64
Distributions declared per common share	$0.34	$0.34	$0.68	$1.05
Basic and diluted weighted average shares outstanding	13,361,193	13,348,793	13,359,338	13,344,670
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2018	—	$—	13,340,217	$133	$187,398	$805	$188,336
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	8,374	8,374
Net realized loss on investments	—	—	—	—	—	(9,021)	(9,021)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	9,134	9,134
Tax reclassifications of permanent differences	—	—	—	—	35	(35)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	10,241	1	116	—	117
Dividends declared	—	—	—	—	—	(14,011)	(14,011)
Net increase (decrease) for the period ended June 30, 2018	—	—	10,241	1	151	(5,559)	(5,407)
Balances at June 30, 2018	—	$—	13,350,458	$134	$187,549	$(4,754)	$182,929

Balances at March 31, 2018	—	$—	13,348,774	$133	$187,512	$(5,192)	$182,453
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,558	4,558
Net realized loss on investments	—	—	—	—	—	(8,941)	(8,941)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	9,378	9,378
Tax reclassifications of permanent differences	—	—			17	(17)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	1,684	1	20	—	21
Dividends declared	—	—	—	—	—	(4,539)	(4,539)
Net increase for the period ended June 30, 2018	—	—	1,684	1	37	438	476
Balances at June 30, 2018	—	$—	13,350,458	$134	$187,549	$(4,754)	$182,929

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2019	—	$—	13,357,337	$134	$187,540	$(12,651)	$175,023
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	9,688	9,688
Net realized loss on investments	—	—	—	—	—	(894)	(894)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(1,709)	(1,709)
Tax reclassifications of permanent differences	—	—	—	—	165	(165)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	9,124	—	109	—	109
Dividends declared	—	—	—	—	—	(9,085)	(9,085)
Net increase (decrease) for the period ended June 30, 2019	—	—	9,124	—	274	(2,165)	(1,891)
Balances at June 30, 2019	—	$—	13,366,461	$134	$187,814	$(14,816)	$173,132

Balances at March 31, 2019	—	$—	13,361,134	$134	$187,604	$(13,480)	$174,258
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,860	4,860
Net realized loss on investments	—	—	—	—	—	(90)	(90)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(1,417)	(1,417)
Tax reclassifications of permanent differences	—	—	—	—	146	(146)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	5,327	—	64	—	64
Dividends declared	—	—	—	—	—	(4,543)	(4,543)
Net increase (decrease) for the period ended June 30, 2019	—	—	5,327	—	210	(1,336)	(1,126)
Balances at June 30, 2019	—	$—	13,366,461	$134	$187,814	$(14,816)	$173,132

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$7,085	$8,488
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	894	9,021
Net unrealized depreciation (appreciation) on investments	1,709	(9,135)
Amortization of Net Loan Fees	(406)	(583)
Amendment fees collected	100	—
Payment-in-kind interest and dividend income	(800)	(1,146)
Accretion of interest income on structured finance notes	(1,096)	—
Amortization of debt issuance costs	577	332
Amortization of intangible asset	98	98
Purchase and origination of portfolio investments	(128,376)	(145,213)
Proceeds from principal payments on portfolio investments	9,266	19,161
Proceeds from sale or redemption of portfolio investments	30,316	42,657
Proceeds from distributions received from portfolio investments	1,157	—
Changes in operating assets and liabilities:
Interest receivable	(946)	(185)
Interest payable	(114)	664
Payable to adviser and affiliates	150	698
Receivable for investment sold	(2,003)	—
Payable for investments purchased	38,129	—
Other assets and liabilities	(143)	276
Net cash used in operating activities	(44,403)	(74,867)

Cash flows from financing activities
Distributions paid to stockholders	(8,976)	(13,894)
Borrowings under revolving line of credit	59,000	54,250
Repayments under revolving line of credit	(32,750)	(63,850)
Proceeds from unsecured notes offerings, net of discounts	—	48,247
Payment of deferred financing costs	(1,636)	(173)
Repurchases of common stock under Stock Repurchase Program	(3)	—
Net cash provided by financing activities	15,635	24,580
Net decrease in cash	(28,768)	(50,287)
Cash at beginning of period	38,172	72,952
Cash at end of period	$9,404	$22,665

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,637	$2,807
Reinvestment of distributions to stockholders	109	116

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
June 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AHP Health Partners (14) (19)	General Medical and Surgical Hospitals
Senior Secured Loan		6.90%	(L +4.50%)	6/27/2019	6/30/2025	$1,625	$1,625	$1,625	0.9%

Albertson's Holdings LLC (14) (19)	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		5.31%	(L +3.00%)	6/24/2019	11/17/2025	2,000	1,995	1,995	1.2

American Bath Group, LLC (14) (19)	Plastics Plumbing Fixture Manufacturing
Senior Secured Loan		6.58%	(L +4.25%)	6/24/2019	9/30/2023	1,496	1,491	1,491	0.9

AppLovin Corporation (14) (19)	Advertising Agencies
Senior Secured Loan		5.90%	(L +3.50%)	6/24/2019	8/15/2025	1,995	1,997	1,997	1.2

Asurion, LLC (14) (19)	Communication Equipment Repair and Maintenance
Senior Secured Loan		5.40%	(L +3.00%)	6/24/2019	11/3/2024	1,995	1,995	1,995	1.2

Athenahealth (14) (19)	Software Publishers
Senior Secured Loan		7.05%	(L +4.50%)	6/24/2019	2/11/2026	1,995	2,000	2,000	1.2

Bass Pro Group, LLC (14) (19)	Sporting Goods Stores
Senior Secured Loan		7.40%	(L +5.00%)	6/24/2019	9/25/2024	1,995	1,925	1,925	1.1

Baymark Health Services, Inc.	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		10.77%	(L +8.25%)	3/22/2018	3/1/2025	4,000	3,967	4,000	2.3

BrightSpring Health Services (14) (19)	Residential Intellectual and Developmental Disability Facilities
Senior Secured Loan		6.88%	(L +4.50%)	6/24/2019	3/5/2026	2,000	2,000	2,000	1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Brookfield WEC Holdings Inc. (14) (19)	Business to Business Electronic Markets
Senior Secured Loan		9.15%	(L +6.75%)	12/6/2018	8/3/2026	$1,959	$1,959	$1,970	1.1%

Carolina Lubes, Inc. (4)	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (8)		10.38%	(L +7.87%)	8/23/2017	8/23/2022	20,554	20,439	20,639	11.8
Senior Secured Loan (Revolver)		0.25% (18)	(L +7.25%)	8/23/2017	8/23/2022	—	(9)	—	—
						20,554	20,430	20,639	11.8
Cenexel Clinical Research, Inc. (f/k/a JBR Clinical Research, Inc.) (4) (8)	Research and Development in the Social Sciences and Humanities
Senior Secured Loan		9.73%	(L +7.95%)	8/2/2018	8/2/2023	24,290	24,144	23,852	13.7

Cirrus Medical Staffing, Inc. (4)	Temporary Help Services
Senior Secured Loan		10.58%	(L +8.25%)	3/5/2018	10/19/2022	12,745	12,618	12,345	7.1
Senior Secured Loan (Revolver)		10.57%	(L +8.25%)	3/5/2018	10/19/2022	410	410	397	0.2
						13,155	13,028	12,742	7.3
Community Intervention Services, Inc. (4) (6) (10) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.0% cash / 6.0% PIK	N/A	7/16/2015	1/16/2021	9,336	7,639	—	—

Confie Seguros Holdings II Co. (14)	Insurance Agencies and Brokerages
Senior Secured Loan		11.02%	(L +8.50%)	7/7/2015	11/1/2025	9,678	9,502	9,301	5.4

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		11.58%	(L +9.00%)	4/28/2017	4/21/2025	9,950	9,841	6,915	4.0

Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.15%	(L +6.75%)	9/28/2018	2/2/2026	3,481	3,426	3,433	2.0

DuPage Medical Group (19)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		9.40%	(L +7.00%)	8/22/2017	8/15/2025	10,098	10,179	10,050	5.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.0% cash / 1.0% PIK	N/A	7/13/2017	1/13/2023	$8,964	$8,908	$8,839	5.1%
Common Equity (71,250 Class A units) (10)				7/13/2017			713	834	0.5
						8,964	9,621	9,673	5.6
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		9.08%	(L +6.75%)	10/31/2011	8/27/2018 (5)	3,537	3,537	3,387	2.0

Endo International PLC (14) (19)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		6.69%	(L +4.25%)	6/24/2019	4/29/2024	1,995	1,898	1,898	1.1

Envocore Holding, LLC (FKA LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		12.58%	(L +10.25%)	6/30/2017	6/30/2022	16,367	16,175	14,812	8.6
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	—	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	15	—
						16,367	16,488	14,827	8.6
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.83%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,176	4,178	2.4

Explorer Holdings, Inc. (14) (19)	Testing Laboratories
Senior Secured Loan		6.08%	(L +3.75%)	6/25/2019	5/2/2023	1,995	1,997	1,997	1.2

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		11.25%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,903	3,965	2.3
Common Equity (368,852 Class A units) (10)				12/29/2017			450	146	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	6	—
						5,000	5,403	4,117	2.4
Hyland Software, Inc.	Software Publishers
Senior Secured Loan (14) (19)		5.65%	(L +3.25%)	10/24/2018	7/1/2024	1,668	1,665	1,664	1.0
Senior Secured Loan		9.40%	(L +7.00%)	10/24/2018	7/7/2025	2,601	2,618	2,601	1.5
						4,269	4,283	4,265	2.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		9.60%	(L +7.00%)	10/1/2018	10/1/2024	$16,716	$16,492	$16,314	9.4%
Senior Secured Loan (Revolver)		9.62%	(Prime + 6.00%)	10/1/2018	10/1/2024	1,687	1,663	1,647	1.0
						18,403	18,155	17,961	10.4
Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		10.83%	(L +8.50%)	3/4/2019	3/5/2027	6,244	6,064	6,031	3.5

Kindred at Home (14) (19)	Home Health Care Services
Senior Secured Loan		6.19%	(L +3.75%)	6/25/2019	7/2/2025	1,995	2,002	2,002	1.2

MAI Holdings, Inc. (4)	Printing Machinery and Equipment Manufacturing
Senior Secured Loan		9.50%	N/A	6/21/2018	6/1/2023	5,000	5,000	3,075	1.8

McAfee, LLC (14) (19)	Software Publishers
Senior Secured Loan		6.15%	(L +3.75%)	6/25/2019	9/30/2024	1,995	1,997	1,997	1.2

Micro Holding Corp (14) (19)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		6.15%	(L +3.75%)	6/25/2019	9/13/2024	1,995	1,977	1,977	1.1

My Alarm Center, LLC (4) (10) (13)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK				7/14/2017			1,571	1,143	0.7
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	—	—
Preferred Equity (335 Class Z units)				9/12/2018			325	1,038	0.6
Common Equity (64,149 units)				7/14/2017			—	—	—
							3,094	2,181	1.3
Online Tech Stores, LLC (4)	Stationary & Office Supply Merchant Wholesaler
Subordinated Loan		10.50% cash / 1.0% PIK	N/A	2/1/2018	8/1/2023	16,229	15,990	16,368	9.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		10.27%	(L +7.83%)	8/10/2018	8/10/2023	$7,100	$7,042	$6,972	4.0%

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan (14) (19)		6.77%	(L +4.25%)	6/25/2019	6/30/2024	87	87	87	0.1
Senior Secured Loan		11.08%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,333	6,352	3.7
						6,407	6,420	6,439	3.8
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		10.16%	(L +7.75%)	9/24/2018	5/1/2026	6,055	6,060	5,988	3.5

Performance Team LLC (4)	General Warehousing and Storage
Senior Secured Loan		12.40%	(L +10.00%)	5/24/2018	11/24/2023	20,300	20,137	20,502	11.7

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.5% PIK	N/A	9/30/2017	10/29/2021	5,087	5,010	4,858	2.8
Common Equity (499 units) (10) (13)				9/30/2017			499	125	0.1
						5,087	5,509	4,983	2.9
Quest Software US Holdings Inc. (14) (19)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		6.83%	(L +4.25%)	6/25/2019	5/16/2025	2,000	1,980	1,980	1.1

Refinitiv (14) (19)	Public Finance Activities
Senior Secured Loan		6.15%	(L +3.75%)	6/24/2019	10/1/2025	1,997	1,948	1,948	1.1

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		11.09%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,772	4,643	2.7

Rocket Software, Inc. (19)	Software Publishers
Senior Secured Loan (14)		6.65%	(L +4.25%)	11/20/2018	11/28/2025	669	667	655	0.4
Senior Secured Loan		10.65%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,169	6,224	3.6
						6,944	6,836	6,879	4.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			$254	$276	0.2%

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan (15)		13.50%	(L +11.50%)	1/25/2016	7/24/2020	8,843	8,807	8,760	5.1
Common Equity (5,000 Series C units) (10) (13)				3/31/2014		—	500	1,202	0.7
						8,843	9,307	9,962	5.8
Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	1,563	—	—	—
Other				6/27/2018			—	—	—
						1,563	—	—	—
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan (19)		6.83%	(L +4.25%)	7/26/2018	7/30/2025	977	974	962	0.6
Senior Secured Loan		10.83%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,152	7,129	4.1
						8,193	8,126	8,091	4.7
Sprint Communications, Inc. (14) (19)	Wired Telecommunications Carriers
Senior Secured Loan		5.44%	(L +3.00%)	6/24/2019	2/2/2024	1,995	1,980	1,980	1.1

Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,518	0.9

Staples, Inc. (14) (19)	Business to Business Electronic Markets
Senior Secured Loan		7.33%	(L +5.00%)	6/24/2019	4/16/2026	2,000	1,925	1,925	1.1

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (19)		6.65%	(L +4.25%)	5/16/2018	12/11/2024	635	634	629	0.4
Senior Secured Loan		10.40%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,069	9,000	5.2
						9,708	9,703	9,629	5.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Tank Holding Corp (14) (19)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		6.79%	(L +4.00%)	6/24/2019	3/26/2026	$2,000	$2,008	$2,008	1.2%

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		11.15%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,962	6,910	4.0
Senior Secured Loan (Delayed Draw)		11.15%	(L +8.75%)	7/20/2018	12/22/2022	7,000	7,000	6,910	4.0
						14,000	13,962	13,820	8.0
Truck Hero, Inc. (19)	Truck Trailer Manufacturing
Senior Secured Loan		10.65%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,981	6,713	3.9

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			9	17	—
Warrants (29,374 units)				7/26/2012	3/05/2022 (12)		82	15	—
							91	32	—
U.S. Anesthesia Partners (14) (19)	Freestanding Ambulatory Surgical and Emergency Centers
Senior Secured Loan		5.40%	(L +3.00%)	6/24/2019	6/23/2024	1,995	1,990	1,990	1.1

Verifone Intermediate Holdings, Inc (14) (19)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		6.52%	(L +4.00%)	6/24/2019	8/20/2025	2,000	1,965	1,965	1.1

Wastebuilt Environmental Solutions, LLC. (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		11.08%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,871	6,813	3.9

Total Debt and Equity Investments						$346,862	$348,193	$330,920	191.5%

Structured Finance Note Investments (7)
Elevation CLO 2017-7. Ltd
Subordinated Notes		15.11% (9)		2/6/2019	7/15/2030 (17)	10,000	7,684 (16)	7,437	4.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Flatiron CLO 18, Ltd
Subordinated Notes		12.62% (9)		1/2/2019	4/17/2031 (17)	$9,680	7,476 (16)	$7,933	4.6%

THL Credit Wind River 2019‐3 CLO Ltd
Subordinated Notes		13.92% (9)		4/5/2019	4/15/2031 (17)	7,000	5,700 (16)	5,700	3.3

Total Structured Finance Note Investments						26,680	20,860	21,070	12.2

Total Non-control/Non-affiliate Investments						373,542	369,053	351,990	203.7
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		10.10% cash / 1.0% PIK	(L +7.50%)	3/13/2018	3/12/2023	21,375	21,136	20,114	11.5
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	1,437	0.8
						21,375	23,683	21,551	12.3
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (4)		10.64%	(L +8.05%)	1/25/2019	1/25/2024	13,743	13,573	13,618	7.9
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,813	2,094	1.2
						13,743	15,386	15,712	9.1
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		11.50%	N/A	8/5/2015	2/5/2021	8,000	7,992	8,000	4.6
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			5,263	6,912	4.0
Common Equity (11,273 shares) (10)				6/28/2016			104	—	—
						8,000	13,359	14,912	8.6
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (4) (8)		11.98%	(L +9.39%)	3/8/2018	11/20/2023	10,836	10,755	10,836	6.3
Common Equity (453 units) (10) (13)				3/8/2018			1,135	1,977	1.1
						10,836	11,890	12,813	7.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Master Cutlery, LLC (4) (6) (10)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00%	N/A	4/17/2015	4/17/2020	$5,579	$4,764	$629	0.4%
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						5,579	8,247	629	0.4
NeoSystems Corp. (4)	Other Accounting Services
Preferred Equity (521,962 convertible shares), 10% PIK				8/14/2014			1,615	2,250	1.3

Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2022	3,788	3,811	3,788	2.2
Common Equity (400 Class A shares)				1/1/2014			217	8,794	5.1
						3,788	4,028	12,582	7.3
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		11.15% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	7,571	7,458	7,472	4.3
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	2,488	1.4
						7,571	8,872	9,960	5.7
TRS Services, LLC (4) (11)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		11.15% cash / 1.00% PIK	(L +8.75%)	12/10/2014	3/16/2020	14,652	14,622	14,006	8.0
Preferred Equity (329,266 Class AA units), 15% PIK				6/30/2016			501	508	0.3
Preferred Equity (3,000,000 Class A units), 11% PIK (10)				12/10/2014			3,374	50	—
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
						14,652	19,069	14,564	8.3
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan (4)		11.44%	(L +9.00%)	3/1/2019	3/1/2024	14,874	14,647	14,532	8.3
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	2,492	1.4
						14,874	16,956	17,024	9.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Total Affiliate Investments						$100,418	$123,105	$121,997	70.1%
Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		13.90% cash / 1.5% PIK	(L +11.50%)	11/25/2015	11/25/2020	7,351	7,331	7,351	4.2
Common Equity (554 shares)				11/25/2015			3,069	3,380	2.0
						7,351	10,400	10,731	6.2
Total Control Investment						7,351	10,400	10,731	6.2

Total Investments						$481,311	$502,558	$484,718	280.0%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $387,703 include LIBOR reference rate floor provisions of generally 1% to 2%; at June 30, 2019, the reference rate on all such instruments was above the stated floors. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at June 30, 2019. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)
Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

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

(6)	Investment was on non-accrual status as of June 30, 2019, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 4 for further details.

(7)
Structured Finance Notes are considered CLO subordinated debt positions. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of June 30, 2019:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	10.11%	9.57%	0.54%
Cenexel Clinical Research, Inc. (F/K/A JBR Clinical Research, Inc.)	9.73%	8.85%	0.88%
Chemical Resources Holdings, Inc.	10.63%	8.58%	2.05%
DRS Imaging Services, LLC	11.98%	10.59%	1.39%
OnSite Care, PLLC	10.27%	8.69%	1.58%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2019
(Dollar amounts in thousands)

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
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2019:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
TRS Services, LLC	Senior Secured Loan	0% or 1.00%	12.15% or 1.00%	1.00%

(12)	Represents expiration date of the warrants.

(13)	All or portion of investment held by a wholly-owned subsidiary subject to income tax.

(14)	Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.

(15)	Maximum interest rate allowable under the terms of this investment is 13.50%.

(16)	Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO Structured Finance Note investments.

(17)
Maturity represents the contractual maturity date of the structured finance notes. Expected maturity and cash flows, not contractual maturity and cash flows, were utilized in deriving the effective yield of the investments.

(18)	Commitment fee on undrawn funds.

(19)	Investments (or portion thereof) held by OFSCC-FS.

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
In addition, OFS Advisor serves as the investment adviser for HPCI, a non-traded BDC with an investment strategy and objective similar to that of the Company. OFS Advisor also serves as the investment adviser for OCCI, a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in the equity tranche of CLOs.
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
OFSCC-FS was formed in April 2019 with the purpose of acquiring senior secured loan investments. The BNP Facility provides OFSCC-FS with borrowing capabilities in an amount up to $150 million.
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
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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
The Company did not adopt any other new accounting pronouncements during the six months ended June 30, 2019 that had, or is expected to have, a material impact on the Company's consolidated financial statements.
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
OFS Advisor agreed to waive a portion of its base management fee by reducing the portion of such fee from 0.4375% per quarter (1.75% annualized) to 0.25% per quarter (1.00% annualized) of the average value of the portion of the total assets held by the Company through OFSCC-FS (the "OFSCC-FS Assets"), at the end of the two most recently completed calendar quarters to the extent that such portion of the OFSCC-FS Assets are financed using leverage (also calculated on an average basis) that causes the Company’s statutory asset coverage ratio to fall below 200%. When calculating its statutory asset coverage ratio, the Company excludes its SBA guaranteed debentures from its total outstanding senior securities as permitted

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

pursuant to exemptive relief granted by the SEC dated November 26, 2013. The waiver is renewable on an annual basis and the amount of the base management fee waived with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor.
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
Expenses recognized for the three and six months ended June 30, 2019 and 2018, under agreements with OFS Advisor and OFS Services are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Base management fees	$2,055	$1,548	$3,898	$2,908
Incentive fees:
Income Incentive Fee	1,245	1,135	2,408	1,871
Incentive fee waiver	—	—	—	(22)
Administration fee expense	417	358	854	941
Note 4. Investments
As of June 30, 2019, the Company had loans to 64 portfolio companies, of which 89% were senior secured loans and 11% were subordinated loans, at fair value, as well as equity investments in 15 of these portfolio companies. The Company also held equity investments in five portfolio companies in which it did not hold a debt investment and three investments in Structured Finance Notes. At June 30, 2019, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$390,382	77.6%	225.5%	$379,956	78.4%	219.6%
Subordinated debt investments	56,435	11.2	32.6	44,975	9.3	26.0
Preferred equity	21,462	4.3	12.4	15,943	3.3	9.2
Common equity and warrants	13,419	2.7	7.8	22,774	4.7	13.2
Total debt and equity investments	481,698	95.8	278.3	463,648	95.7	268.0
Structured Finance Notes	20,860	4.2	12.0	21,070	4.3	12.2
Total investments	$502,558	100.0%	290.3%	$484,718	100.0%	280.2%

(1)
Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $75,953 and $75,917, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of June 30, 2019, all but one (domiciled in Ireland) of the Company’s debt and equity investments, with an amortized cost and fair value of $1,898 and $1,898, respectively, were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s debt and equity investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$6,520	1.4%	3.8%	$5,614	1.2%	3.2%
Temporary Help Services	13,028	2.7	7.5	12,742	2.7	7.4
Arts, Entertainment, and Recreation
Other amusement and recreation industries	13,962	2.9	8.1	13,820	3.0	8.0
Construction
Electrical Contractors and Other Wiring Installation Contractors	16,488	3.4	9.5	14,827	3.2	8.6
Plumbing, Heating, and Air-Conditioning Contractors	8,872	1.8	5.1	9,960	2.1	5.8
Education Services
Colleges, Universities, and Professional Schools	—	—	—	—	—	—
Finance and Insurance
Insurance Agencies and Brokerages	9,502	2.0	5.5	9,301	2.0	5.4
Health Care and Social Assistance
Child Day Care Services	8,126	1.7	4.7	8,091	1.7	4.7
Diagnostic Imaging Centers	16,956	3.5	9.8	17,024	3.7	9.8
Freestanding Ambulatory Surgical and Emergency Centers	1,990	0.4	1.1	1,990	0.4	1.1
General Medical and Surgical Hospitals	1,625	0.3	0.9	1,625	0.4	0.9
Home Health Care Services	13,220	2.7	7.6	13,152	2.8	7.6
Medical Laboratories	91	—	0.1	32	—	—
Offices of Physicians, Mental Health Specialists	10,179	2.1	5.9	10,050	2.2	5.8
Outpatient Mental Health and Substance Abuse Centers	11,606	2.4	6.7	4,000	0.9	2.3
Residential Intellectual and Developmental Disability Facilities	2,000	0.4	1.2	2,000	0.4	1.2
Information
Data Processing, Hosting, and Related Services	11,890	2.5	6.9	12,813	2.8	7.4
Internet Publishing and Broadcasting and Web Search Portals	1,977	0.4	1.1	1,977	0.4	1.1
Software Publishers	39,053	8.2	22.5	36,968	8.1	21.3
Wired Telecommunications Carriers	1,980	0.4	1.1	1,980	0.4	1.1
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	3,537	0.7	2.0	3,387	0.7	2.0
Commercial Printing (except Screen and Books)	4,772	1.0	2.8	4,643	1.0	2.7

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Custom Compounding of Purchased Resins	15,386	3.2	8.9	15,712	3.4	9.1
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,403	1.1	3.1	4,117	0.9	2.4
Other Commercial and Service Industry Machinery Manufacturing	1,965	0.4	1.1	1,965	0.4	1.1
Pharmaceutical Preparation Manufacturing	5,926	1.2	3.4	14,480	3.1	8.4
Plastics Plumbing Fixture Manufacturing	1,491	0.3	0.9	1,491	0.3	0.9
Printing Machinery and Equipment Manufacturing	5,000	1.0	2.9	3,075	0.7	1.8
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.9	1,518	0.3	0.9
Travel Trailer and Camper Manufacturing	10,400	2.2	6.0	10,731	2.3	6.2
Truck Trailer Manufacturing	6,981	1.4	4.0	6,713	1.4	3.9
Unlaminated Plastics Profile Shape Manufacturing	8,068	1.7	4.7	7,996	1.7	4.6
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	20,430	4.3	11.8	20,639	4.6	11.8
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	19,069	4.1	11.0	14,564	3.2	8.4
Communication Equipment Repair and Maintenance	1,995	0.4	1.2	1,995	0.4	1.2
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	6,064	1.3	3.5	6,031	1.3	3.5
Advertising Agencies	1,997	0.4	1.2	1,997	0.4	1.2
Other Accounting Services	1,615	0.3	0.9	2,250	0.5	1.3
Other Computer Related Services	18,155	3.8	10.5	17,961	3.9	10.4
Other Professional, Scientific, and Technical Services	9,307	1.9	5.4	9,962	2.1	5.8
Research and Development in the Social Sciences and Humanities	24,144	5.1	13.9	23,852	5.2	13.7
Testing Laboratories	1,997	0.4	1.2	1,997	0.4	1.2
Public Administration
Other Justice, Public Order, and Safety Activities	9,841	2.0	5.7	6,915	1.5	4.0
Public Finance Activities	1,948	0.4	1.1	1,948	0.4	1.1
Real Estate and Rental and Leasing
Office Machinery and Equipment Rental and Leasing	13,359	2.8	7.7	14,912	3.2	8.6
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,420	1.3	3.7	6,439	1.4	3.7
Shoe store	9,621	2.0	5.6	9,673	2.1	5.6
Sporting Goods Stores	1,925	0.4	1.1	1,925	0.4	1.1

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Supermarkets and Other Grocery (except Convenience) Stores	1,995	0.4	1.2	1,995	0.4	1.2
All Other General Merchandise Stores	$5,509	1.1%	3.2%	$4,983	1.1%	2.9%
Transportation and Warehousing
General Warehousing and Storage	20,137	4.3	11.6	20,502	4.5	11.7
Wholesale Trade
Business to Business Electronic Markets	3,884	0.8	2.2	3,895	0.8	2.2
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,980	0.4	1.1	1,980	0.4	1.1
Industrial Machinery and Equipment Merchant Wholesalers	9,703	2.0	5.6	9,629	2.1	5.6
Industrial Supplies Merchant Wholesalers	6,871	1.4	4.0	6,813	1.5	3.9
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.7	4.8	629	0.1	0.4
Stationary & Office Supply Merchant Wholesaler	15,990	3.3	9.2	16,368	3.5	9.5
Total debt and equity investments	$481,698	100.0%	278.2%	$463,648	100.0%	267.8%
Structured Finance Notes	20,860	—	12.0%	21,070	—	12.2%
Total investments	$502,558	100.0%	290.2%	$484,718	100.0%	280%
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
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $12,403 and $629, respectively, at June 30, 2019, and $12,403 and $850 at December 31, 2018, respectively.
In August 2018, the Elgin Fasteners Group senior secured loan became contractually due. The lending group entered into a forbearance agreement with respect to the maturity date through September 26, 2019, subject to other terms and conditions. The investment will continue to accrue interest as the borrower has continued to make interest and amortization payments.
On January 31, 2019, Maverick Healthcare Equity, LLC was acquired in a purchase transaction. Proceeds from this transaction were insufficient to redeem the class of equity held by the Company. Accordingly, the Company recognized a net loss of $89, which is comprised of $900 realized loss net of $811 unrealized loss reversal, in the six months ended June 30, 2019.

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
Beginning in the first quarter of 2019 and with the addition of Structured Finance Notes to the Company's portfolio, the Company values Structure Finance Notes at NBIB prices. In valuing such investments, the Company considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by broker-dealers. The Company also considers the operating metrics of the CLO vehicle, including compliance with collateralization tests as well as defaults, restructuring activity and prepayment, and prepayments on the outstanding loans, if any. The Company engages a third-party valuation firm to provide assistance to the Company's Board in valuing our investments, which they will evaluate and consider in determining fair value.
Senior securities with a fair value of $14,219 were transfered from Level 3 to Level 2 during the three and six months ended June 30, 2019. There were no transfers among Level 1, 2 and 3 during the three and six months ended June 30, 2018.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of June 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.
Senior securities with a fair value of $38,782 were valued at their Transaction Price. Based on liquidity and other market factors, these securities are designated as Level 2 in the fair value hierarchy.

	Fair Value at June 30, 2019	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$326,955	Discounted cash flow	Discount rates	11.24% - 12.94% (12.09%)

Subordinated	36,995	Discounted cash flow	Discount rates	10.18% - 11.92% (11.05%)
Subordinated	7,980	Enterprise value	EBITDA multiples	4.25x - 6.00x (5.30x)

Structured Finance Notes:
Subordinated notes	21,070	Market quotes	NBIB	70.5% - 81.5% (77.18%)

Equity investments:
Preferred equity	13,761	Enterprise value	EBITDA multiples	5.0x - 8.5x (7.25x)
Preferred equity	2,182	Enterprise value	Reoccurring monthly revenue	38.0x - 42.0x (40.0x)

Common equity and warrants	22,774	Enterprise value	EBITDA multiples	4.0x - 40.5x (14.35x)
	$431,717

	Fair Value at December 31, 2018	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$295,087	Discounted cash flow	Discount rates	6.94% - 19.70% (12.49%)
	23,930	Transaction Price

Subordinated	36,394	Discounted cash flow	Discount rates	7.16% - 15.40% (7.21%)
Subordinated	8,146	Market approach	EBITDA multiples	3.50x - 7.65x (5.10x)

Equity investments
Preferred equity	12,039	Market approach	EBITDA multiples	4.50x - 8.50x (7.42x)
Preferred equity	2,574	Market approach	Reoccurring monthly revenue	38.0x - 42.0x (40.0x)
Common equity and warrants	18,627	Market approach	EBITDA multiples	3.50x - 11.00x (8.68x)
	$396,797
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
The following tables presents the Company's investment portfolio measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

Security	Level 1	Level 2	Level 3	Fair Value at June 30, 2019
Debt investments	$—	$53,001	$371,930	$424,931
Equity investments	—	—	38,717	38,717
Structured Finance Notes	—	—	21,070	21,070
	$—	$53,001	$431,717	$484,718

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Debt investments	$—	$—	$363,557	$363,557
Equity investments	—	—	33,240	33,240
Structured Finance Notes	—	—	—	—
	$—	$—	$396,797	$396,797

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2019 and June 30, 2018.

	Six Months Ended June 30, 2019
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, January 1, 2019	$319,017	$44,540	$14,613	$18,627	$—	$396,797

Net realized gain (loss) on investments	6	—	(900)	—	—	(894)
Net unrealized appreciation (depreciation) on investments	(3,570)	212	(512)	2,334	210	(1,326)
Amortization of Net Loan Fees	590	43	—	—	—	633
Accretion of interest income on structured-finance notes	—	—	—	—	1,096	1,096
Capitalized PIK interest and dividends	162	180	433	—	—	775
Purchase and origination of portfolio investments	64,551	—	2,309	1,813	20,921	89,594
Proceeds from principal payments on portfolio investments	(9,266)	—	—	—	—	(9,266)
Sale and redemption of portfolio investments	(30,316)	—	—	—	—	(30,316)
Proceeds from distributions received from portfolio investments	—	—	—	—	(1,157)	(1,157)
Transfers out of Level 3	(14,219)	—	—	—	—	(14,219)

Level 3 assets, June 30, 2019	$326,955	$44,975	$15,943	$22,774	$21,070	$431,717

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2018
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2018	$195,112	$51,198	$19,200	$11,989	277,499

Net realized loss on investments	(3,076)	(3,469)	(1,890)	(586)	(9,021)
Net unrealized appreciation on investments	1,680	1,861	205	5,485	9,231
Amortization of Net Loan Fees	518	64	—	—	582
Capitalized PIK interest, dividends	365	241	540	—	1,146
Purchase and origination of portfolio investments	119,355	20,930	—	4,928	145,213
Proceeds from principal payments on portfolio investments	(13,997)	(5,164)	—	—	(19,161)
Sale and redemption of portfolio investments	(39,106)	—	(3,337)	(214)	(42,657)

Level 3 assets, June 30, 2018	$260,851	$65,661	$14,718	$21,602	$362,832
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2019 and 2018, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Six Months Ended June 30,
	2019	2018
Senior secured debt investments	$(3,792)	$(611)
Subordinated debt investments	212	1,861
Preferred equity	(1,323)	(1,863)
Common equity and warrants	2,334	4,986
Structured Finance Notes	210	—
Net unrealized appreciation (depreciation) on investments held	$(2,359)	$4,373

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
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of June 30, 2019 and December 31, 2018:

	June 30, 2019
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$38,250	$38,250
OFS Capital Corporation 6.375% Notes due 2025	50,700	—	—	50,700
OFS Capital Corporation 6.5% Notes due 2025	49,146	—	—	49,146
SBA-guaranteed debentures	—	—	151,271	151,271
BNP Facility	—	—	—	—
Total debt, at fair value	$99,846	$—	$189,521	$289,367

	December 31, 2018
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$12,000	$12,000
OFS Capital Corporation 6.375% Notes due 2025	48,500	—	—	48,500
OFS Capital Corporation 6.5% Notes due 2025	46,603	—	—	46,603
SBA-guaranteed debentures	—	—	147,956	147,956
Total debt, at fair value	$95,103	$—	$159,956	$255,059
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments at current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019		As of December 31, 2018
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$38,250	$38,250	$12,000	$12,000
OFS Capital Corporation 6.375% Notes due 2025	48,504	50,700	48,377	48,500
OFS Capital Corporation 6.5% Notes due 2025	46,970	49,146	46,849	46,603
SBA-guaranteed debentures	147,786	151,271	147,600	147,956
BNP Facility	—	—	—	—
Total debt, at fair value	$281,510	$289,367	$254,826	$255,059

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of June 30, 2019:

Name of Portfolio Company	Investment Type	Commitment
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$2,920
Cirrus Medical Staffing, Inc.	Senior Secured Loan (Revolver)	998
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	188
		$4,106
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2019.
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
Note 7. Borrowings
SBA Debentures: The SBA Debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $245,371 and $251,060 in assets at June 30, 2019, and December 31, 2018, respectively, which accounted for approximately 49% and 57% of the Company’s total consolidated assets, respectively. These assets can not be pledged under any debt obligation of the Company.
PWB Credit Facility: The Company has up to $100,000 of available credit under its PWB Credit Facility maturing February 28, 2021, of which $38,250 was drawn as of June 30, 2019. The average dollar amount of borrowings outstanding during the six months ended June 30, 2019 and 2018, were $28,932 and $14,678, respectively. The effective interest rate on the PWB Credit Facility was 6.13% at June 30, 2019. Availability under the PWB Credit Facility as of June 30, 2019 was $43,174 based on the stated advance rate of 50% of the borrowing base.
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
BNP Facility: On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000. Borrowings under the BNP Facility will bear interest based on LIBOR for the relevant interest period, plus an applicable spread. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. OFSCC-FS incurred fees to the lenders as well as legal costs of approximately $1,321 to establish the BNP Facility, which are amortized over the life of the facility. Availability under the BNP Facility was $-0- as all conditions for borrowing had not been satisfied as of June 30, 2019.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

On July 29, 2019, OFSCC-FS borrowed $23,600 under the BNP Facility to settle amounts due as of June 30, 2019, for investment purchases.
Interest expense for the three and six months ended June 30, 2019 and 2018 on the Company's outstanding borrowings is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SBA Debentures	$1,280	$1,280	$2,548	$2,548
PWB Credit Facility	633	177	1,094	543
Unsecured Notes Due April 2025	860	712	1,720	712
Unsecured Notes Due October 2025	866	—	1,732	—
BNP Facility	6	$—	6	$—
Total interest expense(1)	$3,645	$2,169	$7,100	$3,803

Average dollar borrowings	$282,608	$198,424	$277,337	$185,414
Average interest rate	4.98%	4.30%	4.96%	4.11%
(1) Interest expense is inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
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
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of June 30, 2019, and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018
Tax-basis amortized cost of investments	$497,621	$408,715
Tax-basis gross unrealized appreciation on investments	21,040	18,426
Tax-basis gross unrealized depreciation on investments	(33,943)	(30,344)
Tax-basis net unrealized appreciation (depreciation) on investments	(12,903)	(11,918)
Fair value of investments	$484,718	$396,797
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Per share operating performance:
Net asset value per share at beginning of period	$13.04	$13.67	$13.10	$14.12
Net investment income (4)	0.36	0.34	0.73	0.63
Net realized loss on non-control/non-affiliate investments (4)	(0.01)	(0.41)	(0.07)	(0.37)
Net realized loss on affiliate investments (4)	—	(0.26)	—	(0.30)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments (4)	(0.27)	0.41	(0.22)	0.29
Net unrealized appreciation on affiliate investments (4)	0.12	0.29	0.04	0.38
Net unrealized appreciation on control investment (4)	0.05	—	0.05	—
Total from investment operations	0.25	0.37	0.53	0.63
Distributions	(0.34)	(0.34)	$(0.68)	(1.05)
Net asset value per share at end of period	$12.95	$13.70	$12.95	$13.70

Per share market value, end of period	$12.00	$11.46	$12.00	$11.46
Total return based on market value (1)	5.0%	5.2%	19.8%	5.3%
Total return based on net asset value (2)	2.1%	2.7%	4.6%	4.4%
Shares outstanding at end of period	13,366,461	13,350,458	13,366,461	13,350,458
Weighted average shares outstanding	13,361,193	13,348,793	13,359,338	13,344,670
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$173,708	$182,691	$174,146	$184,573
Net asset value at end of period	$173,132	$182,929	$173,132	$182,929
Net investment income	$4,860	$4,558	$9,688	$8,374
Ratio of total expenses, net to average net assets (5) (7)	18.5%	12.5%	17.9%	11.8%
Ratio of net investment income to average net assets (5) (8)	11.2%	10.0%	11.1%	9.2%
Portfolio turnover (6)	4.0%	5.9%	9.3%	19.0%

(1)	Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.

(2)	Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at the Company’s dividend reinvestment plan for the respective distributions.

(3)	Based on the average of the net asset value at the beginning of the indicated period and the preceding calendar quarter.

(4)	Calculated on the average share method.

(5)	Annualized.

(6)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

(7)	Ratio of total expenses before incentive fee waiver to average net assets was 11.8% for the six months ended June 30, 2018.

(8)	Ratio of net investment income before incentive fee waiver to average net assets was 9.2% for the six months ended June 30, 2018.

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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by SBIC I LP's distributions to the Company, which are governed by SBA regulations. Net assets of SBIC I LP were $95,830, and consolidated cash at June 30, 2019 includes $5,963 held by SBIC I LP, of which approximately $5,107 was available for distribution to the Company.
The following table summarizes distributions declared and paid for the three and six months ended June 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six Months Ended June 30, 2018
February 12, 2018 (1)	March 22, 2018	March 29, 2018	$0.37	$4,886	4,459	$50
February 27, 2018	March 22, 2018	March 29, 2018	0.34	4,490	4,098	46
May 1, 2018	June 22, 2018	June 29, 2018	0.34	4,518	1,684	20
			$1.05	$13,894	$10,241	$116
Six Months Ended June 30, 2019
March 5, 2019	March 22, 2019	March 29, 2019	$0.34	$4,497	3,797	$45
April 30, 2019	June 21, 2019	June 28, 2019	0.34	4,479	5,327	64
			$0.68	$8,976	$9,124	$109
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
Stock repurchase program:
The Company maintains a Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. No shares of common stock were repurchased under the Stock Repurchase Program during the six months ended June 30, 2019 and 2018, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

		Period ended June 30, 2019
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2018, Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2019, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$(8)	$577	$—	$33	$610	$7,296	$63	$(8)	$7,351
	Common Equity	—	731	—	89	—	89	2,649	731	—	3,380
		—	723	577	89	33	699	9,945	794	(8)	10,731

Total Control Investment		—	723	577	89	33	699	9,945	794	(8)	10,731
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	308	1,154	—	—	1,154	20,023	341	(250)	20,114
	Common Equity (6)	—	364	—	—	—	—	1,073	364	—	1,437
		—	672	1,154	—	—	1,154	21,096	705	(250)	21,551

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	45	662	—	204	866	—	13,804	(186)	13,618
	Common Equity (6)	—	281	—	—	—	—	—	2,094	—	2,094
		—	326	662	—	204	866	—	15,898	(186)	15,712

Contract Datascan Holdings, Inc.	Subordinated Loan	—	(2)	459	—	—	459	8,000	2	(2)	8,000
	Preferred Equity A (7)	—	(59)	320	—	—	320	6,652	320	(60)	6,912
	Common Equity (6)	—	(2,313)	—	—	—	—	2,313	—	(2,313)	—
		—	(2,374)	779	—	—	779	16,965	322	(2,375)	14,912

DRS Imaging Services, LLC	Senior Secured Loan	—	238	669	—	—	669	10,617	247	(28)	10,836
	Common Equity (6)	—	780	—	—	—	—	1,197	780	—	1,977
		—	1,018	669	—	—	669	11,814	1,027	(28)	12,813

Master Cutlery, LLC	Subordinated Loan (6)	—	(221)	—	—	—	—	850	—	(221)	629
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(221)	—	—	—	—	850	—	(221)	629

NeoSystems Corp.	Convertible Preferred Stock (7)	—	(78)	78	—	—	78	2,250	78	(78)	2,250

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Period ended June 30, 2019
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2018, Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2019, Fair Value (5)
Pfanstiehl Holdings, Inc	Subordinated Loan	—	3	194	—	—	194	3,788	4	(4)	3,788
	Common Equity (Class A)	—	434	—	173	—	173	8,360	434	—	8,794
		—	437	194	173	—	367	12,148	438	(4)	12,582

Professional Pipe Holdings, LLC	Senior Secured Loan	—	195	509	—	—	509	7,466	242	(236)	7,472
	Common Equity (6)	—	1,719	—	—	—	—	769	1,719	—	2,488
		—	1,914	509	—	—	509	8,235	1,961	(236)	9,960

TRS Services, Inc.	Senior Term Loan	—	(445)	939	—	2	941	14,446	136	(576)	14,006
	Preferred Equity (Class AA units) (7)	—	(1)	36	—	—	36	473	36	(1)	508
	Preferred Equity (Class A units) (6)	—	(776)	—	—	—	—	826	—	(776)	50
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(1,222)	975	—	2	977	15,745	172	(1,353)	14,564

TTG Healthcare, LLC	Senior Secured Loan	—	(115)	525	—	4	529	—	14,889	(357)	14,532
	Preferred Equity (6)	—	183	—	—	—	—	—	2,492	—	2,492
		—	68	525	—	4	529	—	17,381	(357)	17,024

Total Affiliate Investments		—	540	5,545	173	210	5,928	89,103	37,982	(5,088)	121,997
Total Control and Affiliate Investments		$—	$1,263	$6,122	$262	$243	$6,627	$99,048	$38,776	$(5,096)	$132,728

(1)
Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Represents the total amount of interest, fees or dividends included in income for the six months ended June 30, 2019, that an investment was included in Control or Affiliate Investment categories, respectively.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events Not Disclosed Elsewhere
On July 30, 2019, the Company’s Board declared a distribution of $0.34 per share for the third quarter of 2019, payable on September 30, 2019, to stockholders of record as of September 23, 2019.

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
We execute our investment strategy, in part, through SBIC I LP, a licensee under the SBA's SBIC program. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see "Item 1. Business—Regulation—Small Business Investment Company Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2018. On a stand-alone basis, SBIC I LP held approximately $245.4 million and $251.6 million in assets at June 30, 2019 and December 31, 2018, respectively, which accounted for approximately 49% and 57% of our total consolidated assets, respectively.
We also execute on our investment strategy to add additional leverage, in part, through OFSCC-FS, which established the BNP Facility on June 20, 2019, to provide borrowings in an aggregate principal amount up to $150.0 million. The BNP Facility will enable us to use the flexibility and incremental leverage permitted under the SBCAA. On a stand-alone basis, OFSCC-FS held approximately $51.4 million and $-0- million in assets at June 30, 2019 and December 31, 2018, respectively, which accounted for approximately 10.2% and -0-% of our total consolidated assets, respectively.
We generate revenue in the form of interest income on debt investments, and capital gains and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of June 30, 2019, floating rate and fixed rate loans comprised 89% and 11%, respectively, of our current debt investment portfolio at fair value. Our Structured Finance Notes comprise 4.3% of our portfolio at fair value. We expect to make quarterly distributions, such that we distribute substantially all of our ICTI. In addition, although we intend to distribute at least annually net realized capital gains, net of taxes if any, out of assets legally available for such distributions, we may also retain such capital gains for investment through a deemed distribution.
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
The 1940 Act generally prohibits a BDC from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCAA, was signed into law. The SBCAA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein.

On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective May 3, 2019, the asset coverage ratio test applicable to us has decreased from 200% to 150%. Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
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
Fair value estimates. As of June 30, 2019, approximately 96% of our total assets were carried at fair value, which was generally measured using the either the discounted cash flow or market-approach valuation techniques, or on the basis of NBIB provided by pricing services. Our discounted cash flow valuations involve a determination of a discount rate commensurate with the risk inherent of each investment. Management uses two primary methods to estimate discount rates: the weighted-average cost of capital method, which is a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a hypothetical debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. Management may also use a relative value method to estimate yields, which involves measuring the discount rate of non-traded subject debt investments based on an expected or assumed relationship between NBIB or observed prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of the internal rate of return on the subject investment at close or purchase date to the observable inputs utilized in each method as of or near that date. These methods generally produce a range of discount rates, and management, under the supervision of the Board, generally selects the midpoint of the range for fair value measures. Such midpoint values may be further limited based on the portfolio company's ability to prepay the investment without penalty.
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

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at June 30, 2019 (dollar amounts in thousands):

	Fair Value at June 30, 2019	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$341,261	$335,421	$347,103
Senior secured (valued at Transaction Prices)	38,695	38,695	38,695
Subordinated	44,975	44,426	45,527

Investment:
Structured finance notes	21,070	20,570	21,370

Equity investments:
Preferred equity	15,943	14,121	17,201
Common equity and warrants	22,774	19,533	27,175
	$484,718	$472,766	$497,071

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
OFS Advisor agreed to waive a portion of its base management fee by reducing the portion of such fee from 0.4375% per quarter (1.75% annualized) to 0.25% per quarter (1.00% annualized) of the average value of the portion of the total assets held by the Company through OFSCC-FS (the "OFSCC-FS Assets"), at the end of the two most recently completed calendar quarters to the extent that such portion of the OFSCC-FS Assets are financed using leverage (also calculated on an average basis) that causes the Company’s statutory asset coverage ratio to fall below 200%. When calculating its statutory asset coverage ratio, the Company excludes its SBA guaranteed debentures from its total outstanding senior securities as permitted pursuant to exemptive relief granted by the SEC dated November 26, 2013. The waiver will be renewable on an annual basis and the amount of the base management fee waived with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain BDCs, registered investment companies and private funds managed by OFS Advisor, or any adviser that controls, is controlled by, or is under common control with, OFS Adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Pursuant to the Order, we are generally permitted to participate in a co-investment transaction if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We have applied for a new exemptive order, which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.
Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2019, the fair value of our debt investment portfolio totaled $424.9 million in 64 portfolio companies, of which 89% and 11% were senior secured loans and subordinated loans, respectively, and approximately $38.7 million in equity investments, at fair value, in 15 portfolio companies in which we also held debt investments. We also have five portfolio companies in which we solely held an equity investment, as well as three investments in Structured Finance Notes with a fair value of $21.1 million. We had unfunded commitments of $4.1 million to three portfolio companies at June 30, 2019. Set forth in the tables and charts below is selected information with respect to our portfolio as of June 30, 2019 and December 31, 2018.
The following table summarizes the composition of our portfolio of Direct Investments as of June 30, 2019, and December 31, 2018 (dollar amounts in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$390,382	$379,956	$325,873	$319,017
Subordinated debt investments	56,435	44,975	56,212	44,540
Preferred equity	21,462	15,943	19,620	14,613
Common equity and warrants	13,419	22,774	11,606	18,627
Total Direct Investments	$481,698	$463,648	$413,311	$396,797
Total number of portfolio companies	69	69	50	50

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $75,953 and $75,917, respectively, at June 30, 2019, and $68,207 and $67,480, respectively, at December 31, 2018.

As of June 30, 2019, our investment portfolio’s three largest industries by fair value, were (1) Manufacturing (16.2%), (2) Professional, Scientific, and Technical Services (13.8%), and (3) Health Care and Social Assistance (12.5%), totaling approximately 42.5% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4."
The following table presents our investment portfolio by legal entity within the consolidated group as of June 30, 2019, and December 31, 2018 (dollar amounts in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$203,970	$199,766	$191,752	$184,122
SBIC LP	250,483	236,919	221,559	212,675
OFSCC-FS	48,105	48,033	—	—
Total investments	$502,558	$484,718	$413,311	$396,797

The following table presents our debt investment portfolio by investment size as of June 30, 2019, and December 31, 2018 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
Up to $4,000	$55,395	12.4%	$24,785	6.4%	$62,942	14.8%	$25,117	6.9%
$4,001 to $7,000	72,140	16.1	66,756	17.5	70,694	16.6	60,151	16.5
$7,001 to $10,000	92,349	20.7	92,389	24.2	67,443	15.9	92,687	25.5
$10,001 to $13,000	20,934	4.7	44,527	11.7	33,628	7.9	34,032	9.4
Greater than $13,000	205,999	46.1	153,628	40.2	190,224	44.8	151,570	41.7
Total	$446,817	100.0%	$382,085	100.0%	$424,931	100.0%	$363,557	100.0%
The following table displays the composition of our performing debt investment and Structured Finance Note portfolio by weighted average yield as of June 30, 2019, and December 31, 2018:

	June 30, 2019				December 31, 2018
	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated	Structured Finance
Weighted Ave. Yield (1)	Debt	Debt	Notes	Total	Debt	Debt	Notes	Total
Less than 8%	10.4%	—%	—%	8.9%	0.7%	—%	—%	0.7%
8% - 10%	7.4	—	—	6.4	22.5	—	—	19.8
10% - 12%	52.4	26.8	—	47.5	42.9	26.9	—	41.0
12% - 14%	26.3	56.6	63.2	30.9	29.5	56.5	—	32.7
Greater than 14%	3.5	16.6	36.8	6.3	4.4	16.6	—	5.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	—%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (1)	11.11%	12.81%	13.89%	11.41%	11.33%	12.74%	—%	11.50%
Weighted average yield - total debt and Structured Finance Note investments (2)	11.11%	9.99%	13.89%	11.10%	11.33%	9.93%	—%	11.12%
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
The weighted average yield on total investments was 10.49% and 10.49% at June 30, 2019 and December 31, 2018, respectively. Weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments at the balance sheet date plus the annualized accretion of Net Loan Fees, (ii) the effective yield on our performing preferred equity investments, and (iii) the annual effective yield on Structured Finance Notes, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
The weighted average yield on performing portfolio-company debt securities, including Structured Finance Notes, decreased slightly to 11.41% at June 30, 2019, from 11.50% at December 31, 2018, primarily due to the 10.7% weighted-average yield of debt investments in new portfolio companies during the six months ended June 30, 2019.
As of June 30, 2019, and December 31, 2018, floating rate loans at fair value were 89% and 87% of our debt portfolio, excluding Structured Finance Notes, respectively, and fixed rate loans at fair value were 11% and 13% of this portfolio, respectively.

Investment Activity
The following is a summary of our Direct Investment activity for the three and six months ended June 30, 2019 (dollar amounts in millions).

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$40.8	$—	$72.3	$4.1
Investments in existing portfolio companies
Follow-on investments	13.0	—	22.8	—
Delayed draw and revolver funding	5.4	—	8.2	—
Total investments in existing portfolio companies	18.4	—	31.0	—
Total investments in new and existing portfolio companies	$59.2	$—	$103.3	$4.1
Number of new portfolio company investments	22	—	25	2
Number of existing portfolio company investments	7	—	14	—

Proceeds/distributions from principal payments/ equity investments	3.3		9.3	$—
Proceeds from investments sold or redeemed	14.0		30.3	—
Total proceeds from principal payments, equity distributions and investments sold	$17.3	$—	$39.6	$—
Notable investments in new portfolio companies during the six months ended June 30, 2019, include Chemical Resources Holdings, Inc. ($13.6 million senior secured loan and $1.8 million in common equity) and TTG Healthcare, LLC ($11.9 million senior secured loan and $2.3 million preferred equity).
The weighted-average yield of direct debt investments in new portfolio companies during the six months ended June 30, 2019 was 10.7%.
We also invested $20.9 million in Structure Finance Notes with a weighted average annual effective yield of 13.89% during the six months ended June 30, 2019.

The following is a summary of our Direct Investment activity for the three and six months ended June 30, 2018 (dollar amounts in millions).

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$44.2	$—	$112.6	$4.6
Investments in existing portfolio companies
Follow-on investments	2.8	—	26.4	0.3
Delayed draw and revolver funding	—	—	1.4	—
Total investments in existing portfolio companies	2.8	—	27.8	0.3
Total investments in new and existing portfolio companies	$47.0	$—	$140.4	$4.9
Number of new portfolio company investments	5	—	13	4
Number of existing portfolio company investments	1	—	7	1

Proceeds/distributions from principal payments/ equity investments	6.2	—	19.2	—
Proceeds from investments sold or redeemed	11.8	2.4	38.9	3.5
Total proceeds from principal payments, equity distributions and investments sold	18.0	2.4	58.1	3.5
Notable investments in new portfolio companies during the six months ended June 30, 2018, included Online Tech Stores, LLC ($16.1 million subordinated loan), 3rd Rock Gaming, LLC (dba Planet Bingo) ($21.6 million senior secured loan and $2.5 million common equity), and Performance Team, LLC ($20.3 million senior secured loan).
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
We categorize direct investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2018. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Notes, by credit risk rating as of June 30, 2019, and December 31, 2018 (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	June 30, 2019		December 31, 2018
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	3,788	0.9	3,788	1.0
3 (Average)	362,145	85.3	329,635	90.7
4 (Special Mention)	58,369	13.7	29,284	8.1
5 (Substandard)	—	—	—	—
6 (Doubtful)	629	0.1	850	0.2
7 (Loss)	—	—	—	—
	$424,931	100.0%	$363,557	100.0%
Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized gains on the sale of investments, as well as the change in PM Acquisitions, LLC, Envocore Holdings, LLC, Constellis Holdings, LLC. and MAI Holdings, Inc. from risk category 3 to risk category 4, with a total amortized cost and fair value of $36.0 million and $29.7 million, respectively, and other investment activity.

Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $12,403 and $629, respectively, at June 30, 2019, and $12,403 and $850, respectively, at December 31, 2018.
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
Total Investment Income. We generate revenue in the form of interest income on direct debt investments in portfolio companies and Structured Finance Notes, as well as dividend income from our equity investments. Our direct debt investments in portfolio companies typically have a term of three to eight years and bear interest at fixed and floating rates. As of June 30, 2019, floating rate and fixed rate loans comprised 89% and 11%, respectively, of our direct debt investments in portfolio companies at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our direct debt investments in portfolio companies provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies that are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and syndication fees for sourcing, structuring, and arranging the lending group, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
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
Comparison of the three and six months ended June 30, 2019, and 2018
Consolidated operating results for the three and six months ended June 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
Interest income:
Cash interest income (including accretion of interest on Structured Finance Notes)	$11,961	$8,971	$22,941	$16,684
Net Loan Fee amortization	228	308	406	583
Other interest income	21	65	97	159
Total interest income	12,210	9,344	23,444	17,426
PIK income:
PIK interest income	205	233	366	606
Preferred equity PIK dividends	219	201	434	540
Total PIK income	424	434	800	1,146
Dividend income:
Common and preferred equity cash dividends	89	94	262	257
Total dividend income	89	94	262	257
Fee income:
Management and syndication	133	388	651	421
Prepayment and other fees	44	18	88	31
Total fee income	177	406	739	452
Total investment income	12,900	10,278	25,245	19,281
Total expenses, net	8,040	5,720	15,557	10,907
Net investment income	4,860	4,558	9,688	8,374
Net gain (loss) on investments	(1,507)	437	(2,603)	114
Net increase in net assets resulting from operations	$3,353	$4,995	$7,085	$8,488

Interest and PIK income by debt investment type for the three and six months ended June 30, 2019 and 2018, is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income and PIK interest income:
Senior secured debt investments	$10,386	$7,421	$19,933	$13,771
Subordinated debt investments	1,400	2,156	2,780	4,261
Structured Finance Notes	629	—	1,097	—
Total interest income and PIK interest income	12,415	9,577	23,810	18,032
Plus purchased premiums (less Net Loan Fees) accelerations	13	(110)	12	(123)
Recurring interest income and PIK interest income	$12,428	$9,467	$23,822	$17,909
Investment Income
We consider our interest income on direct debt investments to portfolio companies, other than acceleration of Net Loan Fees recognized upon the repayment of a loan, PIK interest income, and the accretable yield on Structured Finance Notes to be recurring in nature. Such recurring interest income and PIK interest income increased by $3.0 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to a $3.1 million increase from an approximately $100 million increase in the average outstanding performing loan balance and a $0.1 million decrease resulting from a 8 basis point decrease in the recurring earned yield on our portfolio.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees generally result from periodic transactions rather than from holding portfolio investments and are considered to be non-recurring. Syndication fees of $118,000 and $623,000 included in management, valuation and syndication fees for the three and six months ended June 30, 2019, respectively, resulted from approximately $14.0 million and $74.5 million in loan originations during those periods, respectively, in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Fee income increased $0.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in syndication fees.
Expenses
Operating expenses for the three and six months ended June 30, 2019 and 2018, are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and financing expense	$3,645	$2,169	$7,100	$3,803
Management fee	2,055	1,548	3,898	2,908
Incentive fee	1,245	1,135	2,408	1,871
Professional fees	368	200	903	401
Administration fee	417	358	854	941
Other expenses	310	310	394	1,005
Total expenses before incentive fee waiver	8,040	5,720	15,557	10,929
Incentive fee waiver	—	—	—	(22)
Total expenses, net of incentive fee waiver	$8,040	$5,720	$15,557	$10,907

Interest expense for the three and six months ended June 30, 2019 increased over the corresponding periods in the prior year primarily due to the issuance of the Unsecured Notes. Interest expense incurred on our debt during the three and six months ended June 30, 2019 and 2018 is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SBA Debentures	$1,280	$1,280	$2,548	$2,548
PWB Credit Facility	633	177	1,094	543
Unsecured Notes Due April 2025	860	712	1,720	712
Unsecured Notes Due October 2025	866	—	1,732	—
BNP Facility	6	—	6	—
Total interest expense (1)	$3,645	$2,169	$7,100	$3,803
(1) Interest expense is inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Management fee expense for the three and six months ended June 30, 2019, increased over the corresponding periods in the prior year due to an increase in our average total assets, resulting from the issuance of the Unsecured Notes and the establishment of the BNP Facility.
The $0.1 million and $0.5 million increase in incentive fee expense for three and six months ended June 30, 2019, respectively, compared to the corresponding periods in the prior year was attributable to an increase in net investment income resulting from the increase in the size of the investment portfolio. On May 1, 2018, OFS Advisor irrevocably waived Income Incentive Fees of approximately $22,000 related to net investment income that it would otherwise be entitled to under the Investment Advisory Agreement for the three months ended March 31, 2018.
Professional fees for the three and six months ended June 30, 2019, increased over the corresponding periods in the prior year due to fees relating to the 2018 audit, as well as the retention of additional third-party valuation services, which did not occur during the three and six months ended June 30, 2018.
Administration fee expense for the six months ended June 30, 2019, decreased $0.1 million over the corresponding period in the prior year primarily due to an decrease in our allocable portion of OFS Services’s overhead. The six months ended June 30, 2018 included OFS Services's overhead costs in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions, which did not reoccur during the six months ended June 30, 2019.
Other expenses for the six months ended June 30, 2019, decreased over the corresponding period in the prior year primarily due to legal and other offering costs incurred during the first quarter of 2018 in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions. Other expenses for the three months ended June 30, 2019 remained stable over the corresponding period in the prior year.
Net Gain (Loss) on Investments
Net gain (loss) by investment type for the three and six months ended June 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Senior secured debt	$(3,254)	$(1,675)	$(3,383)	$(1,396)
Subordinated debt	57	(208)	212	(1,608)
Preferred equity	137	(573)	(1,592)	(1,685)
Common equity and warrants	1,722	2,893	1,950	4,803
Structured Finance Notes	(169)	—	210	—
Net gain (loss) on investments	$(1,507)	$437	$(2,603)	$114
Three and six months ended June 30, 2019
We recognized net losses of $3.3 million on senior secured debt during the three months ended June 30, 2019, primarily as a result of the unrealized depreciation of $2.5 million on Constellis Holdings, LLC. Additional net unrealized losses of $0.3 million for the six months ended June 30, 2019 were primarily a result of net negative impact of portfolio company-specific performance factors. We also recognized a realized gain of $0.2 million primarily as a result of the partial sale of our investment in Cenexel Clinical Research Holdings, Inc. and the sale of our investment in Davis Vision, Inc.
We recognized net gains of $0.1 million on subordinated debt during the three months ended June 30, 2019, primarily as a result of net positive impact of portfolio company-specific performance factors. Additional net gains of $0.2 million for the six months ended June 30, 2019 were primarily a result of unrealized appreciation of $0.5 million on Online Tech Stores, LLC.
We recognized net gains of $0.1 million on preferred equity investments for the three months ended June 30, 2019, primarily as a result of net positive impact of portfolio company-specific performance factors. We recognized net losses of $1.6 million on preferred equity securities for the six months ended June 30, 2019, primarily due to a realized loss of $0.9 million on Maverick Healthcare Equity, LLC and unrealized depreciation of $0.8 million on our investment in TRS Services, LLC Class A units.
We recognized net gains of $1.7 million on common equity and warrant investments for the three months ended June 30, 2019, primarily as a result of unrealized appreciation of $0.7 million and $0.6 million on our investments in Professional Pipe Holdings, LLC and MTE Holding Corporation respectively. Additional net gains of $2.0 million on common equity and warrant investments for the six months ended June 30, 2019 were primarily a result of unrealized appreciation of $4.3 million across several portfolio company investments from the positive impact of portfolio company-specific performance factors, offset by unrealized depreciation of $2.3 million in Contract Datascan Holdings, Inc. as a result of negative portfolio company-specific performance factors.
We recognized unrealized depreciation of $0.2 million on Structured Finance Notes for the three months ended June 30, 2019, and unrealized appreciation of $0.2 million for the six months ended June 30, 2019, primarily as a result of net positive impact of mark-to-market adjustments since our investment purchases.
Three and six months ended June 30, 2018
We recognized net losses of $1.7 million on senior secured debt during the three months ended June 30, 2018, primarily as a result of an additional net loss of $1.2 million from the sale of Jobson Healthcare Information, LLC. Additional unrealized losses of $0.5 and $0.2 million for the three and six months ended June 30, 2018, respectively, were primarily a result of the net negative impact of portfolio company-specific performance factors and the impact of changes to certain market loan indices.
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
Liquidity and Capital Resources
At June 30, 2019, we held cash of $9.4 million, which includes cash of $6.0 million held by SBIC I LP, our wholly owned SBIC. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to OFS Capital Corporation as parent company (the "Parent"). Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings of SBIC I LP. During the six months ended June 30, 2019, the Parent received $11.0 million in cash distributions from SBIC I LP. At June 30, 2019, OFSCC-FS held cash of $-0- and had available borrowings under the BNP Facility of $-0-, of which $-0- were available for distribution under the terms of the BNP Facility. Distributions from OFSCC-FS to the parent are restricted by the terms and conditions of the BNP Facility.
At June 30, 2019, the Parent had $8.5 million of cash available for general corporate activities, which includes $5.1 million held by SBIC I LP that was available to it for distribution. Additionally, the Parent had available borrowings of $43.1 million under its PWB Credit Facility at June 30, 2019. The Parent may make unsecured loans to SBIC I LP the aggregate of which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of June 30, 2019.
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

	Six Months Ended June 30,
	2019	2018
Cash from net investment income	$7,109	$8,528
Cash received from realized gains	130	518
Net (purchases and originations) repayments of portfolio investments	(51,642)	(83,913)
Net cash used in operating activities	(44,403)	(74,867)

Distributions paid to stockholders(1):
From net investment income	(8,976)	(9,007)
From realized gains	—	(4,887)
Net borrowings (repayments) under line of credit	26,250	(9,600)
Net proceeds from issuance of Unsecured Notes Due April 2025	—	48,247
Other financing	(1,640)	(173)
Decrease in cash	$(28,769)	$(50,287)

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

Cash from net investment income
Cash from net investment income decreased $1.4 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018 principally due to an increase in collected net interest and fee income of $6.5 million, offset by an increase in fees paid to OFS Advisor and affiliates of $2.0 million, as well as increase in other expenses paid of $5.9 million.
Cash received from realized gains
Cash received on realized gains may differ from realized gains in the statement of operations due to delays in the receipt of sale proceeds related to escrow and earn-out provisions in the investment sales transactions.
Net (purchases and originations) repayments of portfolio investments
During the six months ended June 30, 2019, net purchases and originations of portfolio investments were primarily due to $90.2 million of cash we used to purchase portfolio investments, offset by $38.7 million of cash we received from amortized cost repayments and sales on our portfolio investments. During the six months ended June 30, 2018, net repayments were due to 145.2 million of cash we received from principal payments and sales on our portfolio investments, offset by $61.8 million of cash we used to purchase portfolio investments. See "—Portfolio Composition and Investment Activity–Investment Activity."

Borrowings
SBA Debentures
SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of June 30, 2019 and 2018, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA.
On a stand-alone basis, SBIC I LP held $245.4 million, and $251.1 million in assets at June 30, 2019, and December 31, 2018, respectively, which accounted for approximately 49% and 57% of the Company’s total consolidated assets, respectively.
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
PWB Credit Facility
We are party to a BLA with Pacific Western Bank, as lender, to provide us with a senior secured revolving credit facility, or PWB Credit Facility, which is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments (as defined in the BLA) and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by our subsidiaries OFS Capital WM and OFSCC-MB, Inc. and secured by all of our current and future assets excluding assets held by SBIC I LP, OFSCC-FS and the Company’s partnership interests in SBIC I LP and OFS SBIC I, GP.
On April 10, 2019, we executed an amendment (the “Secured Revolver Amendment”) to our PWB Credit Facility. The Secured Revolver Amendment, among other things: (i) increased the maximum amount available under the PWB Credit Facility from $50.0 million to $100.0 million; (ii) changed the interest rate from a variable rate of Prime Rate plus a 0.75% margin to a variable rate of Prime Rate plus a 0.25% margin (with a floor of 5.25%); (iii) extended the maturity date from January 31, 2020 to February 28, 2021; (iv) increased the minimum quarterly net investment income covenant from $2.0 million to $3.0 million; (v) reduced the statutory asset coverage ratio test from 200% to 150%; and (vi) added a total liabilities to Net Asset Value (as defined in the Secured Revolver Amendment) covenant of 300%.
In connection with the Secured Revolver Amendment, we incurred a 1.0% upfront fee on the $50.0 million incremental increase in the maximum amount available under the PWB Credit Facility, which equates to $500,000.
As of June 30, 2019, we had $38.3 million outstanding at a variable interest rate of 5.75% per annum, and $43.1 million available for use under the PWB Credit Facility.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of June 30, 2019, the Company was in compliance with the applicable covenants.
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
As of June 30, 2019, the Unsecured Notes had the following terms and balances (amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate (1)	Effective Interest Rate (2)	Maturity (3)	Interest Expense (4)
Unsecured Notes Due April 2025	$50,000	6.375%	6.875%	4/30/2025	$1,720
Unsecured Notes Due October 2025	48,525	6.50%	7.01%	10/31/2025	1,732
Total	$98,525				$3,452

(1)	The weighted-average fixed cash interest rate on the Unsecured Notes as of June 30, 2019 was 6.44%.

(2)	The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.

(3)
The Unsecured Notes Due April 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2020. The Unsecured Notes Due October 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 31, 2020.

(4)	Interest expense includes deferred issuance costs amortization.
BNP Facility
On June 20, 2019, through OFSCC-FS, we entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million. Borrowings under the BNP Facility will bear interest based on an annual adjusted LIBOR rate for the relevant interest period, plus an applicable spread. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events which result in accelerated maturity under the credit agreement. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. We incurred fees to the lender as well as legal costs of approximately $1.3 million to establish the BNP Facility. Availability under the BNP Facility was $-0- as all conditions for borrowing had not been satisfied as of June 30, 2019.
On July 29, 2019, OFSCC-FS borrowed $23,600 under the BNP Facility to settle amounts due as of June 30, 2019, for investment purchases.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at June 30, 2019), of at least 200% (or 150% on and after May 3, 2019). We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCAA, was signed into law. The SBCAA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940

Act, as amended by the SBCAA. As a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective May 3, 2019.
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. Under the Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company expects the Stock Repurchase Program to be in place through May 22, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. No shares of common stock were repurchased during the three months ended June 30, 2019.
As of June 30, 2019, the aggregate amount outstanding of the senior securities issued by us was $286.66 million, for which our asset coverage was 227%. Subsequent to June 30, 2019, we settled the June 30, 2019 payable for investments purchased of $42.28 million by borrowing approximately $35 million on the BNP Facility, resulting in a pro-forma asset coverage of 205%. The Small Business Administration Debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of June 30, 2019 (in thousands):

	Payments due by period
Contractual Obligation (1)	Total	Less than year	1-3 years (2)	3-5 years (2)	After 5 years (2)
PWB Credit Facility	$38,250	$—	$38,250	$—	$—
Unsecured Notes	98,525	—	—	—	98,525
SBA Debentures	149,880	—	—	21,000	128,880
BNP Facility	—	—	—	—	—
Total	$286,655	$—	$38,250	$21,000	$227,405

(1)	Excludes commitments to extend credit to our portfolio companies.

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
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $4.1 million in unfunded commitments to three portfolio companies at June 30, 2019.
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
Recent Developments
On July 30, 2019, our Board declared a distribution of $0.34 per share for the third quarter of 2019, payable on September 30, 2019, to stockholders of record as of September 23, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 89% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2019, all of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.25% interest rate floor, which resulted in an effective interest rate of 5.75% as of June 30, 2019.
Assuming that the interim and unaudited consolidated balance sheet as of June 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands).

Basis point increase	Interest income	Interest expense	Net increase
50	$1,983	$(194)	$1,789
100	3,863	(388)	3,475
150	5,743	(582)	5,161
200	7,624	(776)	6,848
250	9,504	(970)	8,534

Basis point decrease	Interest income	Interest expense	Net decrease
50	$(3,831)	$194	$(3,637)
100	(5,657)	—	(5,657)
150	(7,051)	—	(7,051)
200	(7,572)	—	(7,572)
250	(7,896)	—	(7,896)

Item 4. Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2019. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended June 30, 2019, we issued 5,327 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $63,922.
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
During the six months ended June 30, 2019, we repurchased -0- shares of common stock on the open market for under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amount in thousands except shares):

Period	Total Number of Shares Purchased (1)	Cost of Shares Purchased	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
January 1, 2019 through March 31, 2019	—	$—	$—	$9,997
April 1, 2019 through June 30, 2019	—	$—	$—	$9,997

(1)	Excludes shares purchased on the open market and reissued in order to satisfy the DRIP obligation.
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

10.1
Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, as equityholder, OFS Capital Corporation, LLC, as servicer, and Citibank, N.A., as collateral agent, dated as of June 20, 2019.
		8-K	June 24, 2019

10.2
Securities Account Control Agreement by and among OFSCC-FS, LLC, as pledgor, BNP Paribas, as administrative agent, and Citibank, N.A., as secured party and securities intermediary, dated as of June 20, 2019.
		8-K	June 24, 2019

10.3	Custodian and Loan Administration Agreement by and among OFSCC-FS, LLC, Citibank, N.A., as custodian, and Virtus Group, LP, as collateral administrator, dated as of June 20, 2019.	8-K	June 24, 2019

10.4	Loan Sale and Contribution Agreement by and between OFSCC-FS, LLC, as the buyer, and OFSCC-FS Holdings, LLC, as the seller, dated as of June 20, 2019.	8-K	June 24, 2019

11.1	Computation of Per Share Earnings			+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the consolidated statements of operations contained in this report
*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2019	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer