Form 10-Q
period 2019-09-30
OFS Capital Corp
filed 2019-11-08
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

(847) 734-2000
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	OFS	The Nasdaq Global Select Market
6.375% Notes due 2025	OFSSL	The Nasdaq Global Select Market
6.50% Notes due 2025	OFSSZ	The Nasdaq Global Select Market
5.95% Notes due 2026	OFSSI	The Nasdaq Global Select Market

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 7, 2019 was 13,371,451.

OFS CAPITAL CORPORATION

2

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
BNP Facility
Revolving credit and security agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator, which provides for borrowings in an aggregate principal amount up to $150,000,000

Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
Direct Investment	A debt or equity investment in a portfolio company, excluding Structured Finance Notes
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
NBIB	Non-binding indicative bid
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended
OFS Capital WM	OFS Capital WM, LLC, a wholly owned investment company subsidiary of the Company
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations

Term	Explanation or Definition
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income.
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration
SBCAA	Small Business Credit Availability Act
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Secured Revolver Amendment	The amended Business Loan Agreement with Pacific Western Bank, as lender, dated April 10, 2019
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes
CLO subordinated debt positions. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses

The Order
An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with certain funds managed by OFS Advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions

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

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or an SBIC, or maintaining our tax treatment as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	limitations on the amount of SBA-guaranteed debentures that may be issued by an SBIC;

•	our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to incur additional leverage pursuant to the SBCAA and the impact of such leverage on our net investment income and results of operations;

•	competition for investment opportunities;

•	the percentage of investments that will bear interest on a floating rate or fixed rate basis;

•	the ability of SBIC I LP to make distributions enabling us to meet RIC requirements;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $392,289 and $312,223, respectively)	$368,634	$297,749
Affiliate investments (amortized cost of $120,570 and $90,751, respectively)	124,227	89,103
Control investment (amortized cost of $10,342 and $10,337, respectively)	9,300	9,945
Total investments at fair value (amortized cost of $523,201 and $413,311, respectively)	502,161	396,797
Cash	7,974	38,172
Interest receivable	3,298	2,787
Prepaid expenses and other assets	4,854	3,665
Total assets	$518,287	$441,421

Liabilities
Revolving lines of credit	$92,475	$12,000
SBA debentures (net of deferred debt issuance costs of $1,999 and $2,280, respectively)	147,881	147,600
Unsecured notes (net of deferred debt issuance costs of $2,925 and $3,299 respectively)	95,600	95,226
Interest payable	2,045	2,791
Payable to adviser and affiliates (Note 3)	4,049	3,700
Payable for investments purchased	5,075	4,151
Accrued professional fees	339	637
Other liabilities	417	293
Total liabilities	347,881	266,398

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2019, and December 31, 2018, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,371,451 and 13,357,337 shares issued and outstanding as of September 30, 2019, and December 31, 2018, respectively	134	134
Paid-in capital in excess of par	187,890	187,540
Total distributable earnings (losses)	(17,618)	(12,651)
Total net assets	170,406	175,023

Total liabilities and net assets	$518,287	$441,421

Number of shares outstanding	13,371,451	13,357,337
Net asset value per share	$12.74	$13.10

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
Interest income:
Non-control/non-affiliate investments	$10,181	$7,424	$28,110	$19,508
Affiliate investments	2,647	2,455	7,640	7,308
Control investment	262	255	784	744
Total interest income	13,090	10,134	36,534	27,560
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	96	178	289	524
Affiliate investments	347	308	899	1,054
Control investment	28	28	83	82
Total payment-in-kind interest and dividend income	471	514	1,271	1,660
Dividend income:
Affiliate investments	—	—	173	130
Control investment	—	58	89	185
Total dividend income	—	58	262	315
Fee income:
Non-control/non-affiliate investments	285	251	781	664
Affiliate investments	6	7	216	12
Control investment	6	18	39	52
Total fee income	297	276	1,036	728
Total investment income	13,858	10,982	39,103	30,263
Expenses
Interest expense	4,464	2,393	11,564	6,196
Management fee	2,164	1,678	6,062	4,586
Incentive fee	1,214	1,170	3,622	3,041
Professional fees	510	458	1,413	859
Administration fee	396	311	1,250	1,252
Other expenses	257	282	651	1,287
Total expenses before incentive fee waiver	9,005	6,292	24,562	17,221
Incentive fee waiver (see Note 3)	—	—	—	(22)
Total expenses, net of incentive fee waiver	9,005	6,292	24,562	17,199
Net investment income	4,853	4,690	14,541	13,064

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	51	—	(843)	(5,003)
Net realized loss on affiliate investments	—	—	—	(4,018)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes	(6,534)	(923)	(9,506)	2,925
Net unrealized appreciation on affiliate investments	4,765	1,223	5,305	6,396
Net unrealized appreciation (depreciation) on control investment	(1,373)	189	(650)	303

Net gain (loss) on investments	(3,091)	489	(5,694)	603

Net increase in net assets resulting from operations	$1,762	$5,179	$8,847	$13,667

Net investment income per common share – basic and diluted	$0.36	$0.35	$1.09	$0.98
Net increase in net assets resulting from operations per common share – basic and diluted	$0.13	$0.39	$0.66	$1.02
Distributions declared per common share	$0.34	$0.34	$1.02	$1.39
Basic and diluted weighted average shares outstanding	13,366,515	13,350,484	13,361,757	13,346,630
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2018	—	$—	13,340,217	$133	$187,398	$805	$188,336
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	13,064	13,064
Net realized loss on investments	—	—	—	—	—	(9,021)	(9,021)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	9,624	9,624
Tax reclassifications of permanent differences	—	—	—	—	305	(305)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	12,607	1	143	—	144
Dividends declared	—	—	—	—	—	(18,549)	(18,549)
Net increase (decrease) for the period ended September 30, 2018	—	—	12,607	1	448	(5,187)	(4,738)
Balances at September 30, 2018	—	$—	13,352,824	$134	$187,846	$(4,382)	$183,598

Balances at June 30, 2018	—	$—	13,350,458	$134	$187,549	$(4,753)	$182,930
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,690	4,690
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	489	489
Tax reclassifications of permanent differences	—	—	—	—	270	(270)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	2,366	—	27	—	27
Dividends declared	—	—	—	—	—	(4,538)	(4,538)
Net increase for the period ended September 30, 2018	—	—	2,366	—	297	371	668
Balances at September 30, 2018	—	$—	13,352,824	$134	$187,846	$(4,382)	$183,598

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2019	—	$—	13,357,337	$134	$187,540	$(12,651)	$175,023
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	14,541	14,541
Net realized loss on investments	—	—	—	—	—	(843)	(843)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(4,851)	(4,851)
Tax reclassifications of permanent differences	—	—	—	—	183	(183)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	14,114	—	167	—	167
Dividends declared	—	—	—	—	—	(13,631)	(13,631)
Net increase (decrease) for the period ended September 30, 2019	—	—	14,114	—	350	(4,967)	(4,617)
Balances at September 30, 2019	—	$—	13,371,451	$134	$187,890	$(17,618)	$170,406

Balances at June 30, 2019	—	$—	13,366,461	$134	$187,814	$(14,816)	$173,132
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,853	4,853
Net realized gain on investments	—	—	—	—	—	51	51
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(3,142)	(3,142)
Tax reclassifications of permanent differences	—	—	—	—	18	(18)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	4,990	—	58	—	58
Dividends declared	—	—	—	—	—	(4,546)	(4,546)
Net increase (decrease) for the period ended September 30, 2019	—	—	4,990	—	76	(2,802)	(2,726)
Balances at September 30, 2019	—	$—	13,371,451	$134	$187,890	$(17,618)	$170,406

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$8,847	$13,667
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	843	9,021
Net unrealized depreciation (appreciation) on investments	4,851	(9,624)
Amortization of Net Loan Fees	(788)	(992)
Amendment fees collected	103	79
Payment-in-kind interest and dividend income	(1,271)	(1,659)
Accretion of interest income on structured finance notes	(2,001)	—
Amortization of debt issuance costs	942	532
Amortization of intangible asset	146	146
Purchase and origination of portfolio investments	(169,638)	(185,806)
Proceeds from principal payments on portfolio investments	30,750	34,891
Proceeds from sale or redemption of portfolio investments	30,368	42,659
Proceeds from distributions received from portfolio investments	1,976	—
Changes in operating assets and liabilities:
Interest receivable	(511)	97
Interest payable	(746)	(620)
Payable to adviser and affiliates	349	885
Payable for investments purchased	924	—
Other assets and liabilities	(493)	797
Net cash used in operating activities	(95,349)	(95,927)

Cash flows from financing activities
Distributions paid to stockholders	(13,464)	(18,405)
Borrowings under revolving lines of credit	128,675	70,500
Repayments under revolving lines of credit	(48,200)	(71,100)
Proceeds from unsecured notes offering, net of discounts	—	48,023
Payment of deferred financing costs	(1,857)	—
Repurchases of common stock under Stock Repurchase Program	(3)	—
Net cash provided by financing activities	65,151	29,018
Net decrease in cash	(30,198)	(66,909)
Cash at beginning of period	38,172	72,952
Cash at end of period	$7,974	$6,043

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,368	$6,284
Reinvestment of distributions to stockholders	167	144

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
September 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AHP Health Partners (14) (15) (19)	General Medical and Surgical Hospitals
Senior Secured Loan		6.54%	(L +4.50%)	6/27/2019	6/30/2025	$2,614	$2,619	$2,624	1.5%

Albertson's Holdings LLC (14) (15) (19)	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		4.79%	(L +2.75%)	6/24/2019	11/17/2025	2,154	2,150	2,169	1.3

American Bath Group, LLC (14) (15) (19)	Plastics Plumbing Fixture Manufacturing
Senior Secured Loan		6.29%	(L +4.25%)	6/24/2019	9/30/2023	1,492	1,487	1,483	0.9

AppLovin Corporation (14) (15) (19)	Advertising Agencies
Senior Secured Loan		5.79%	(L +3.75%)	6/24/2019	8/15/2025	1,990	1,992	1,992	1.2

Asurion, LLC (14) (15) (19)	Communication Equipment Repair and Maintenance
Senior Secured Loan		5.04%	(L +3.00%)	6/24/2019	11/3/2024	1,990	1,990	1,999	1.2
Senior Secured Loan		5.04%	(L +3.00%)	7/24/2019	11/3/2023	997	1,000	1,002	0.6
						2,987	2,989	3,001	1.8
Athenahealth, Inc. (14) (15) (19)	Software Publishers
Senior Secured Loan		6.68%	(L +4.50%)	6/24/2019	2/11/2026	1,990	1,995	1,988	1.2

Bass Pro Group, LLC (14) (15) (19)	Sporting Goods Stores
Senior Secured Loan		7.04%	(L +5.00%)	6/24/2019	9/25/2024	1,990	1,923	1,920	1.1

Baymark Health Services, Inc.	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		10.21%	(L +8.25%)	3/22/2018	3/1/2025	4,000	3,969	4,026	2.4

BrightSpring Health Services (14) (15) (19)	Residential Intellectual and Developmental Disability Facilities
Senior Secured Loan		6.57%	(L +4.50%)	6/24/2019	3/5/2026	2,993	2,999	3,002	1.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Brookfield WEC Holdings Inc. (14) (15) (19)	Business to Business Electronic Markets
Senior Secured Loan		5.54%	(L +3.50%)	7/25/2019	8/1/2025	$1,995	$2,005	$2,005	1.2%

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (4) (8)		10.08%	(L +7.76%)	8/23/2017	8/23/2022	20,410	20,305	20,532	12.0
Senior Secured Loan (Revolver)		0.25% (18)	(L +7.25%)	8/23/2017	8/23/2022	—	(8)	—	—
						20,410	20,297	20,532	12.0
Cenexel Clinical Research, Inc. (f/k/a JBR Clinical Research, Inc.) (4) (8)	Research and Development in the Social Sciences and Humanities
Senior Secured Loan		9.45%	(L +7.95%)	8/2/2018	8/2/2023	24,290	24,154	24,046	14.0

CHG Healthcare Services, Inc. (15) (19)	All Other Outpatient Care Centers
Senior Secured Loan		5.04%	(L +3.00%)	7/24/2019	6/7/2023	2,000	2,002	2,002	1.2

Cirrus Medical Staffing, Inc. (4)	Temporary Help Services
Senior Secured Loan		10.35%	(L +8.25%)	3/5/2018	10/19/2022	12,655	12,539	12,190	7.2
Senior Secured Loan (Revolver)		10.35%	(L +8.25%)	3/5/2018	10/19/2022	410	410	395	0.2
						13,065	12,949	12,585	7.4
Community Intervention Services, Inc. (4) (6) (10) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.0% cash / 6.0% PIK	N/A	7/16/2015	1/16/2021	9,479	7,639	—	—

Confie Seguros Holdings II Co. (14)	Insurance Agencies and Brokerages
Senior Secured Loan		10.63%	(L +8.50%)	7/7/2015	11/1/2025	9,678	9,509	9,115	5.3

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		11.26%	(L +9.00%)	4/28/2017	4/21/2025	9,950	9,846	2,856	1.7

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		8.79%	(L +6.75%)	9/28/2018	2/2/2026	3,481	3,428	3,412	2.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
DuPage Medical Group (15) (19)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		9.04%	(L +7.00%)	8/22/2017	8/15/2025	$10,099	$10,177	$10,068	5.9%

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.0% cash / 1.0% PIK	N/A	7/13/2017	1/13/2023	8,987	8,935	9,023	5.3
Common Equity (71,250 Class A units) (10)				7/13/2017			713	839	0.5
						8,987	9,648	9,862	5.8
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		10.75%	(P +5.75%)	10/31/2011	8/27/2018 (5)	3,483	3,483	3,361	2.0

Endo International PLC (14) (15) (19)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		6.31%	(L +4.25%)	6/24/2019	4/29/2024	1,990	1,897	1,817	1.1

Envocore Holding, LLC (FKA LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		12.35%	(L +10.25%)	6/30/2017	6/30/2022	16,367	16,192	15,384	9.0
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	132	0.1
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	16	—
						16,367	16,505	15,532	9.1
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.60%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,179	4,165	2.4

Explorer Holdings, Inc. (14) (15) (19)	Testing Laboratories
Senior Secured Loan		5.85%	(L +3.75%)	6/25/2019	5/2/2023	1,990	1,992	1,989	1.2

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		10.89%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,908	3,930	2.3
Common Equity (368,852 Class A units) (10)				12/29/2017			450	110	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	4	—
						5,000	5,408	4,044	2.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Hyland Software, Inc.	Software Publishers
Senior Secured Loan (14) (15) (19)		5.29%	(L +3.25%)	10/24/2018	7/7/2025	$1,664	$1,659	$1,666	1.0%
Senior Secured Loan		9.04%	(L +7.00%)	10/24/2018	7/7/2025	2,601	2,614	2,595	1.5
						4,265	4,273	4,261	2.5
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		9.10%	(L +7.00%)	10/1/2018	10/1/2024	16,674	16,462	16,190	9.5
Senior Secured Loan (Revolver)		9.28%	(Prime + 6.00%)	10/1/2018	10/1/2024	1,687	1,664	1,660	1.0
						18,361	18,126	17,850	10.5
Institutional Shareholder Services, Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		10.60%	(L +8.50%)	3/4/2019	3/5/2027	6,244	6,070	6,081	3.6

Kindred Healthcare, Inc. (FKA Kindred at Home) (14) (15) (19)	Home Health Care Services
Senior Secured Loan		5.81%	(L +3.75%)	6/25/2019	7/2/2025	2,992	3,006	3,013	1.8

MAI Holdings, Inc. (4)	Printing Machinery and Equipment Manufacturing
Senior Secured Loan		9.50%	N/A	6/21/2018	6/1/2023	5,000	5,000	2,315	1.4

McAfee, LLC (14) (15) (19)	Software Publishers
Senior Secured Loan		5.79%	(L +3.75%)	6/25/2019	9/30/2024	1,990	1,992	1,997	1.2

Micro Holding Corp (14) (15) (19)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		5.79%	(L +3.75%)	6/25/2019	9/13/2024	1,990	1,973	1,980	1.2

Milrose Consultants, LLC (4) (8)	All Other Business Support Services
Senior Secured Loan		8.51%	(L +6.20%)	7/16/2019	7/16/2025	11,500	11,417	11,417	6.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
My Alarm Center, LLC (4) (10) (13)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK				7/14/2017			$1,571	$1,046	0.6%
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	—	—
Preferred Equity (335 Class Z units)				9/12/2018			325	1,163	0.7
Common Equity (64,149 units)				7/14/2017			—	—	—
							3,094	2,209	1.3
Online Tech Stores, LLC (4)	Stationary & Office Supply Merchant Wholesaler
Subordinated Loan		10.50% cash / 1.0% PIK	N/A	2/1/2018	8/1/2023	16,271	16,047	15,571	9.1

OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		9.90%	(L +7.78%)	8/10/2018	8/10/2023	7,100	7,044	6,882	4.0

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan (14) (15) (19)		6.37%	(L +4.25%)	6/25/2019	6/30/2024	87	87	87	0.1
Senior Secured Loan		10.86%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,332	6,383	3.7
						6,407	6,419	6,470	3.8
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		9.79%	(L +7.75%)	9/24/2018	5/1/2026	6,055	6,059	5,944	3.5

Performance Team LLC (4)	General Warehousing and Storage
Senior Secured Loan		12.04%	(L +10.00%)	5/24/2018	11/24/2023	13,889	13,785	14,166	8.3

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.5% PIK	N/A	9/30/2017	10/29/2021	5,011	4,942	4,867	2.9
Common Equity (499 units) (10) (13)				9/30/2017			499	207	0.1
						5,011	5,441	5,074	3.0
Quest Software US Holdings Inc. (14) (15) (19)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		6.51%	(L +4.25%)	6/25/2019	5/16/2025	1,995	1,976	1,975	1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Refinitiv (14) (15) (19)	Public Finance Activities
Senior Secured Loan		5.79%	(L +3.75%)	6/24/2019	10/1/2025	$1,992	$1,944	$2,005	1.2%

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.82%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,775	4,643	2.7

Restaurant Technologies, Inc. (15) (19)	Other Grocery and Related Products Merchant Wholesalers
Senior Secured Loan		5.29%	(L +3.25%)	8/8/2019	10/1/2025	1,995	2,000	1,999	1.2

Rocket Software, Inc. (15) (19)	Software Publishers
Senior Secured Loan (14)		6.29%	(L +4.25%)	11/20/2018	11/28/2025	667	665	628	0.4
Senior Secured Loan		10.29%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,172	5,870	3.4
						6,942	6,837	6,498	3.8
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			254	149	0.1

Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Common Equity (5,000 Series C units)				3/31/2014		—	500	1,389	0.8

Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	1,587	—	—	—
Other				6/27/2018			—	—	—
						1,587	—	—	—
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan (15) (19)		6.29%	(L +4.25%)	7/26/2018	7/30/2025	974	972	975	0.6
Senior Secured Loan		10.35%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,154	7,288	4.3
						8,190	8,126	8,263	4.9
Sprint Communications, Inc. (14) (15) (19)	Wired Telecommunications Carriers
Senior Secured Loan		5.06%	(L +3.00%)	6/24/2019	2/2/2024	1,990	1,976	1,987	1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SSJA Bariatric Management LLC (15) (19)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		7.04%	(L +5.00%)	8/26/2019	8/26/2024	$10,000	$9,902	$9,902	5.8%
Senior Secured Loan (Revolver)		7.04%	(L +5.00%)	8/26/2019	8/26/2024	100	93	93	0.1
						10,100	9,995	9,995	5.9
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,552	0.9

Staples, Inc. (14) (15) (19)	Business to Business Electronic Markets
Senior Secured Loan		7.12%	(L +5.00%)	6/24/2019	4/16/2026	1,995	1,922	1,970	1.2

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (15) (19)		6.29%	(L +4.25%)	5/16/2018	12/11/2024	634	632	621	0.4
Senior Secured Loan		10.04%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,069	8,851	5.2
						9,707	9,701	9,472	5.6
Tank Holding Corp. (14) (15) (19)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		6.52%	(L +4.00%)	6/24/2019	3/26/2026	2,000	2,007	2,003	1.2

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		9.04%	(L +7.00%)	7/18/2019	3/31/2020	4,667	4,617	4,625	2.7
Senior Secured Loan		10.79%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,965	6,941	4.1
Senior Secured Loan (Delayed Draw)		10.79%	(L +8.75%)	7/20/2018	12/22/2022	7,000	7,000	6,939	4.1
						18,667	18,582	18,505	10.9
Truck Hero, Inc. (15) (19)	Truck Trailer Manufacturing
Senior Secured Loan		10.29%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,981	6,646	3.9

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			9	20	—
Warrants (29,374 units)				7/26/2012	3/05/2022 (12)		82	17	—
							91	37	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
U.S. Anesthesia Partners (14) (15) (19)	Freestanding Ambulatory Surgical and Emergency Centers
Senior Secured Loan		5.04%	(L +3.00%)	6/24/2019	6/23/2024	$2,987	$2,956	$2,915	1.7%

Verifone Intermediate Holdings, Inc (14) (15) (19)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		6.14%	(L +4.00%)	6/24/2019	8/20/2025	2,992	2,934	2,866	1.7

Wastebuilt Environmental Solutions, LLC (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.85%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,877	6,745	4.0

Total Debt and Equity Investments						$367,773	$368,923	$346,440	203.9%

Structured Finance Note Investments (7)
Dryden 76 CLO, Ltd.
Subordinated Notes		15.37% (9)		9/27/2019	10/20/2032 (17)	2,750	2,420 (16)	2,420	1.4

Elevation CLO 2017-7, Ltd.
Subordinated Notes		17.03% (9)		2/6/2019	7/15/2030 (17)	10,000	7,613 (16)	6,785	4.0

Flatiron CLO 18, Ltd.
Subordinated Notes		16.59% (9)		1/2/2019	4/17/2031 (17)	9,680	7,436 (16)	7,550	4.4

THL Credit Wind River 2019‐3 CLO Ltd
Subordinated Notes		13.92 (9)		4/5/2019	4/15/2031 (17)	7,000	5,897 (16)	5,439	3.2

Total Structured Finance Note Investments						$29,430	$23,366	$22,194	13.0%

Total Non-control/Non-affiliate Investments						$397,203	$392,289	$368,634	216.9%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		9.60% cash / 1.0% PIK	(L +7.50%)	3/13/2018	3/12/2023	$21,319	$21,098	$19,986	11.7%
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	1,522	0.9
						21,319	23,645	21,508	12.6
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (4)		10.25%	(L +8.00%)	1/25/2019	1/25/2024	13,743	13,583	13,667	8.0
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,813	2,040	1.2
						13,743	15,396	15,707	9.2
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		11.50%	N/A	8/5/2015	2/5/2021	8,000	7,993	8,000	4.7
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			5,429	6,570	3.9
Common Equity (11,273 shares) (10)				6/28/2016			104	—	—
						8,000	13,526	14,570	8.6
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (4) (8)		11.42%	(L +9.32%)	3/8/2018	11/20/2023	10,779	10,704	10,633	6.2
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,731	1.0
						10,779	11,839	12,364	7.2
Master Cutlery, LLC (4) (6) (10)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00%	N/A	4/17/2015	4/17/2020	5,760	4,764	317	0.2
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						5,760	8,247	317	0.2
NeoSystems Corp. (4)	Other Accounting Services
Preferred Equity (521,962 convertible shares), 10% PIK				8/14/2014			1,656	2,250	1.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2022	$3,788	$3,809	$3,788	2.2%
Common Equity (400 Class A shares)				1/1/2014			217	10,138	5.9
						3,788	4,026	13,926	8.1
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		10.79% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	7,601	7,496	7,753	4.5
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	3,399	2.0
						7,601	8,910	11,152	6.5
TRS Services, LLC (4) (11)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		10.79% cash / 1.50% PIK	(L +8.75%)	12/10/2014	3/16/2020	14,638	14,620	14,580	8.6
Preferred Equity (329,266 Class AA units), 15% PIK				6/30/2016			520	527	0.3
Preferred Equity (3,000,000 Class A units), 11% PIK (10)				12/10/2014			3,374	2,901	1.7
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
						14,638	19,086	18,008	10.6
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan (4)		11.10%	(L +9.00%)	3/1/2019	3/1/2024	12,103	11,930	12,036	7.1
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	2,389	1.4
						12,103	14,239	14,425	8.5
Total Affiliate Investments						$97,731	$120,570	$124,227	72.8%
Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		10.52% cash / 4.5% PIK	(L +8.50%)	11/25/2015	11/25/2020	7,380	7,273	7,380	4.3
Common Equity (554 shares)				11/25/2015			3,069	1,920	1.1
						7,380	10,342	9,300	5.4
Total Control Investment						$7,380	$10,342	$9,300	5.4%

Total Investments						$502,314	$523,201	$502,161	295.1%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2019
(Dollar amounts in thousands)

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), generally between 2.0% and 2.3% at September 30, 2019, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $405,599 include LIBOR reference rate floor provisions of generally 1% to 2%; at September 30, 2019, the reference rate on all such instruments was above the stated floors. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at September 30, 2019. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)
Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

(4)	Investments (or portion thereof) held by SBIC I LP. These assets are pledged as collateral of the SBA debentures and can not be pledged under any debt obligation of the Company.

(5)
Elgin Fasteners Group became contractually due on August 27, 2018. The lending group entered into a forbearance agreement to extend the maturity. The investment continued to accrue interest as the borrower continued to make interest and amortization payments. On October 9, 2019 the Company sold the investment for proceeds of $3,361.

(6)	Investment was on non-accrual status as of September 30, 2019, meaning the Company has ceased recognition of all or a portion of income on the investment. See Note 4 for further details.

(7)
Structured Finance Notes are considered CLO subordinated debt positions. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2019:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	9.86%	9.35%	0.51%
Cenexel Clinical Research, Inc. (F/K/A JBR Clinical Research, Inc.)	9.45%	8.57%	0.88%
Chemical Resources Holdings, Inc.	10.26%	8.26%	2.00%
DRS Imaging Services, LLC	11.42%	10.10%	1.32%
Milrose Consultants, LLC	8.30%	7.60%	0.70%
OnSite Care, PLLC	9.90%	8.35%	1.55%

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
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2019:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
TRS Services, LLC	Senior Secured Loan	0% or 1.00%	12.15% or 1.00%	1.00%

(12)	Represents expiration date of the warrants.

(13)	All or portion of investment held by a wholly-owned subsidiary subject to income tax.

(14)	Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.

(15)	Investments (or portion thereof) held by OFSCC-FS. These assets are pledged as collateral of the BNP Credit Facility and can not be pledged under any debt obligation of the Company.

(16)	Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO Structured Finance Note investments.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2019
(Dollar amounts in thousands)

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

(6)	Investment was on non-accrual status as of December 31, 2018, meaning the Company has ceased recognition of all or a portion of income on the investment. See Note 5 for further details.

(7)	Subject to unfunded commitments. See Note 6 for further details.

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
The Company may make investments directly or through one of its subsidiaries: SBIC I LP, OFSCC-FS or OFSCC-MB, LLC. SBIC I LP is subject to SBA regulatory requirements, including: limitations on the businesses and industries in which it can invest; requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the SBIC Act; limitations on the financing terms of investments; and capitalization thresholds that may limit distributions to the Company. SBIC I LP is subject to periodic audits and examinations of its financial statements.
OFSCC-FS, a special-purpose vehicle was formed in April 2019 for the purpose of acquiring senior secured loan investments. OFSCC-FS has debt financing through its BNP Facility which provides OFSCC-FS with borrowing capacity of up to $150 million.
OFSCC-MB, LLC is a wholly-owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities.

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
Investments - Structured Finance Notes: The Company acquired Structured Finance Notes of CLO investment vehicles. The Company considers CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and other metrics, as well as estimated market yields provided by a recognized industry pricing service as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by broker-dealers in its estimate of the fair value of such investments. The Company also considers the operating metrics of the CLO vehicle, including compliance with collateralization tests, concentration limits, defaults, restructuring activity and prepayment rates on the underlying loans, if applicable. The Company engages a third-party valuation firm to provide assistance to the Board in determining the fair value of our investments.
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
The Company did not adopt any other new accounting pronouncements during the nine months ended September 30, 2019 that had, or is expected to have, a material impact on the Company's consolidated financial statements.
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
The incentive fee with respect to pre-incentive fee net income is 20.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% hurdle rate (which is 8.0% annualized) and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, OFS Advisor receives no incentive fee until the net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100.0% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, OFS Advisor will receive 20.0% of the pre-incentive fee net investment income.
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
Expenses recognized for the three and nine months ended September 30, 2019 and 2018, under agreements with OFS Advisor and OFS Services are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Base management fees	$2,164	$1,678	$6,062	$4,586
Incentive fees:
Income Incentive Fee	1,214	1,170	3,622	3,041
Incentive fee waiver	—	—	—	(22)
Administration fee expense	396	311	1,250	1,252
Note 4. Investments
As of September 30, 2019, the Company had loans to 67 portfolio companies, of which 90% were senior secured loans and 10% were subordinated loans, at fair value, as well as equity investments in 14 of these portfolio companies. The Company also held equity investments in six portfolio companies in which it did not hold a debt investment and four investments in Structured Finance Notes. At September 30, 2019, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$408,268	78.0%	239.6%	$393,857	78.4%	231.2%
Subordinated debt investments	56,460	10.8	33.1	44,079	8.8	25.9
Preferred equity	21,688	4.1	12.7	18,566	3.7	10.9
Common equity and warrants	13,419	2.6	7.9	23,465	4.7	13.8
Total debt and equity investments	499,835	95.5	293.3	479,967	95.6	281.8
Structured Finance Notes	23,366	4.5	13.7	22,194	4.4	13.0
Total investments	$523,201	100.0%	307.0%	$502,161	100.0%	294.8%

(1)
Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $87,207 and $87,177, respectively.
As of September 30, 2019, all but one (domiciled in Ireland) of the Company’s debt and equity investments, with an amortized cost and fair value of $1,897 and $1,817, respectively, were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s debt and equity investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$6,522	1.3%	3.8%	$5,621	1.2%	3.3%
Temporary Help Services	12,949	2.6	7.6	12,585	2.7	7.4
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	18,582	3.7	10.9	18,505	3.9	10.9
Construction
Electrical Contractors and Other Wiring Installation Contractors	16,505	3.3	9.7	15,532	3.2	9.1
Plumbing, Heating, and Air-Conditioning Contractors	8,910	1.8	5.2	11,152	2.3	6.5
Education Services
Colleges, Universities, and Professional Schools	—	—	—	—	—	—
Finance and Insurance
Insurance Agencies and Brokerages	9,509	1.9	5.6	9,115	1.9	5.3
Health Care and Social Assistance
All Other Outpatient Care Centers	2,002	0.4	1.2	2,002	0.4	1.2
Child Day Care Services	8,126	1.6	4.8	8,263	1.7	4.8
Diagnostic Imaging Centers	14,239	2.8	8.4	14,425	3.0	8.5
Freestanding Ambulatory Surgical and Emergency Centers	2,956	0.6	1.7	2,915	0.6	1.7
General Medical and Surgical Hospitals	2,619	0.5	1.5	2,624	0.6	1.5
Home Health Care Services	14,229	2.8	8.4	14,060	2.9	8.3
Medical Laboratories	91	—	0.1	37	—	—
Offices of Physicians, Mental Health Specialists	20,172	4.0	11.8	20,063	4.2	11.9
Outpatient Mental Health and Substance Abuse Centers	11,608	2.3	6.8	4,026	0.8	2.4
Residential Intellectual and Developmental Disability Facilities	2,999	0.6	1.8	3,002	0.6	1.8
Information
Data Processing, Hosting, and Related Services	11,839	2.4	6.9	12,364	2.6	7.3
Internet Publishing and Broadcasting and Web Search Portals	1,973	0.4	1.2	1,980	0.4	1.2
Software Publishers	38,996	7.9	22.8	36,401	7.5	21.5
Wired Telecommunications Carriers	1,976	0.4	1.2	1,987	0.4	1.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	$3,483	0.7%	2.0%	$3,361	0.7%	2.0%
Commercial Printing (except Screen and Books)	4,775	1.0	2.8	4,643	1.0	2.7
Custom Compounding of Purchased Resins	15,396	3.1	9.0	15,707	3.3	9.2
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,408	1.1	3.2	4,044	0.8	2.4
Other Commercial and Service Industry Machinery Manufacturing	2,934	0.6	1.7	2,866	0.6	1.7
Pharmaceutical Preparation Manufacturing	5,923	1.2	3.5	15,743	3.3	9.2
Plastics Plumbing Fixture Manufacturing	1,487	0.3	0.9	1,483	0.3	0.9
Printing Machinery and Equipment Manufacturing	5,000	1.0	2.9	2,315	0.5	1.4
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.9	1,552	0.3	0.9
Travel Trailer and Camper Manufacturing	10,342	2.1	6.1	9,300	1.9	5.5
Truck Trailer Manufacturing	6,981	1.4	4.1	6,646	1.4	3.9
Unlaminated Plastics Profile Shape Manufacturing	8,066	1.6	4.7	7,947	1.7	4.7
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	20,297	4.1	11.8	20,532	4.3	12.1
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	19,086	3.8	11.2	18,008	3.8	10.6
Communication Equipment Repair and Maintenance	2,990	0.6	1.8	3,001	0.6	1.8
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	17,487	3.5	10.3	17,498	3.6	10.3
Advertising Agencies	1,992	0.4	1.2	1,992	0.4	1.2
Other Accounting Services	1,656	0.3	1.0	2,250	0.5	1.3
Other Computer Related Services	18,126	3.6	10.6	17,850	3.7	10.5
Other Professional, Scientific, and Technical Services	500	0.1	0.3	1,389	0.3	0.8
Research and Development in the Social Sciences and Humanities	24,154	4.8	14.1	24,046	5.0	14.2
Testing Laboratories	1,992	0.4	1.2	1,989	0.4	1.2
Public Administration
Other Justice, Public Order, and Safety Activities	9,846	2.0	5.8	2,856	0.6	1.7
Public Finance Activities	1,944	0.4	1.1	2,005	0.4	1.2
Real Estate and Rental and Leasing
Office Machinery and Equipment Rental and Leasing	13,526	2.7	7.9	14,570	3.0	8.6

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	$6,419	1.3%	3.8%	$6,470	1.3%	3.8%
Shoe store	9,648	1.9	5.7	9,862	2.1	5.8
Sporting Goods Stores	1,923	0.4	1.1	1,920	0.4	1.1
Supermarkets and Other Grocery (except Convenience) Stores	2,150	0.4	1.3	2,169	0.5	1.3
All Other General Merchandise Stores	5,441	1.1	3.2	5,074	1.1	3.0
Transportation and Warehousing
General Warehousing and Storage	13,785	2.8	8.1	14,166	3.0	8.3
Wholesale Trade
Business to Business Electronic Markets	3,927	0.8	2.3	3,975	0.8	2.3
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,976	0.4	1.2	1,975	0.4	1.2
Industrial Machinery and Equipment Merchant Wholesalers	9,701	1.9	5.7	9,472	2.0	5.6
Industrial Supplies Merchant Wholesalers	6,877	1.4	4.0	6,745	1.4	4.0
Other Grocery and Related Products Merchant Wholesalers	2,000	0.4	1.2	1,999	0.4	1.2
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.6	4.8	317	0.1	0.2
Stationary & Office Supply Merchant Wholesaler	16,047	3.2	9.4	15,571	3.2	9.1
Total debt and equity investments	$499,835	100.0%	293.3%	$479,967	100.0%	281.7%
Structured Finance Notes	23,366	—	13.7%	22,194	—	13.0%
Total investments	$523,201	100.0%	307%	$502,161	100.0%	294.7%
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
At December 31, 2018, all of the Company’s debt and equity investments were domiciled in the United States. The industry compositions of the Company’s debt and equity investment portfolio were as follows:

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$6,516	1.6%	3.7%	$5,901	1.5%	3.4%
Temporary Help Services	14,059	3.4	8.0	13,993	3.5	8.0
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	10,691	2.6	6.1	$10,511	2.6	6.0
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,525	4.2	10.0	17,134	4.3	9.8
Plumbing, Heating, and Air-Conditioning Contractors	9,061	2.2	5.2	8,235	2.1	4.7
Education Services
Colleges, Universities, and Professional Schools	—	—	—	—	—	—
Finance and Insurance
Direct Health and Medical Insurance Carriers	5,700	1.4	3.3	5,570	1.4	3.2
Insurance Agencies and Brokerages	9,489	2.3	5.4	9,290	2.3	5.3
Health Care and Social Assistance
Child Day Care Services	8,126	2.0	4.6	7,759	2.0	4.4
Home Health Care Services	11,203	2.7	6.4	11,176	2.8	6.4
Medical Laboratories	91	—	0.1	45	—	—
Offices of Physicians, Mental Health Specialists	10,185	2.5	5.8	9,771	2.5	5.6
Outpatient Mental Health and Substance Abuse Centers	11,603	2.8	6.6	3,933	1.0	2.2
Information
Data Processing, Hosting, and Related Services	11,909	2.9	6.8	11,814	3.0	6.7
Software Publishers	32,750	7.9	18.6	29,778	7.5	16.9
Manufacturing
Bolt, Nut, Screw, Rivet, and Washer Manufacturing	3,645	0.9	2.1	3,509	0.9	2.0
Commercial Printing (except Screen and Books)	4,767	1.2	2.7	4,772	1.2	2.7
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,394	1.3	3.1	4,141	1.0	2.4
Pharmaceutical Preparation Manufacturing	4,031	1.0	2.3	12,148	3.1	6.9
Printing Machinery and Equipment Manufacturing	5,000	1.2	2.9	4,841	1.2	2.8
Pump and Pumping Equipment Manufacturing	1,501	0.4	0.9	1,416	0.4	0.8
Travel Trailer and Camper Manufacturing	10,337	2.5	5.9	9,945	2.5	5.7
Truck Trailer Manufacturing	6,977	1.7	4.0	6,808	1.7	3.9
Unlaminated Plastics Profile Shape Manufacturing	6,060	1.5	3.5	5,901	1.5	3.4
Other Services (except Public Administration)

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Automotive Body, Paint, and Interior Repair and Maintenance	3,802	0.9	2.2	3,747	0.9	2.1
Automotive Oil Change and Lubrication Shops	20,694	5.0	11.8	20,839	5.3	11.9
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	$19,028	4.6%	10.9%	$15,745	4.0%	9.0%
Professional, Scientific, and Technical Services
Other Accounting Services	1,537	0.4	0.9	2,250	0.6	1.3
Other Computer Related Services	12,877	3.1	7.4	12,904	3.3	7.4
Other Professional, Scientific, and Technical Services	9,302	2.3	5.3	9,736	2.5	5.6
Research and Development in the Social Sciences and Humanities	29,693	7.2	17.0	29,016	7.3	16.5
Public Administration
Other Justice, Public Order, and Safety Activities	9,832	2.4	5.6	9,437	2.4	5.4
Real Estate and Rental and Leasing
Home Health Equipment Rental	900	0.2	0.5	89	—	0.1
Office Machinery and Equipment Rental and Leasing	13,038	3.2	7.4	16,965	4.3	9.7
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,334	1.5	3.6	6,292	1.6	3.6
Shoe store	9,568	2.2	5.5	9,543	2.4	5.5
Supermarkets and Other Grocery (except Convenience) Stores	1,386	0.3	0.8	1,349	0.3	0.8
All Other General Merchandise Stores	5,930	1.4	3.4	5,354	1.2	3.1
Transportation and Warehousing
General Warehousing and Storage	20,118	4.9	11.5	20,647	5.2	11.8
Wholesale Trade
Business to Business Electronic Markets	1,959	0.5	1.1	1,914	0.5	1.1
Industrial Machinery and Equipment Merchant Wholesalers	9,706	2.3	5.5	9,086	2.3	5.2
Industrial Supplies Merchant Wholesalers	6,858	1.7	3.9	6,858	1.7	3.9
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	2.0	4.7	850	0.2	0.5
Stationery and Office Supplies Merchant Wholesalers	15,882	3.7	9.1	15,785	4.0	9.0
	$413,311	100.0%	236.1%	$396,797	100.0%	226.7%
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $12,403 and $317, respectively, at September 30, 2019, and $12,403 and $850 at December 31, 2018, respectively.

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
On January 31, 2019, Maverick Healthcare Equity, LLC was acquired in a purchase transaction. Proceeds from this transaction were insufficient to redeem the class of equity held by the Company. Accordingly, in the nine months ended September 30, 2019, the Company recognized a net loss of $89, which is comprised of $900 realized loss net of $811 unrealized loss reversal.
In August 2018, the Elgin Fasteners Group senior secured loan became contractually due. The lending group entered into a forbearance agreement with respect to the maturity date, subject to other terms and conditions. The investment continued to accrue interest as the borrower continued to make interest and amortization payments. On October 9, 2019, the Company sold its investment in Elgin Fasteners Group for proceeds of $3,361, resulting in a realized loss of $122.

Note 5. Fair Value of Financial Instruments
The Company’s investments are valued at fair value as determined in good faith by management under the supervision, review and approval of the Board.
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
Beginning in the first quarter of 2019 and with the addition of Structured Finance Notes to the Company's portfolio, the Company values Structure Finance Notes primarily through discounted cash flow fair value estimates. In valuing such investments, the Company considers CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and other metrics, as well as estimated market yields provided by a recognized industry pricing service as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by broker-dealers in its estimate of the fair value of such investments. The Company also considers the operating metrics of the CLO vehicle, including compliance with collateralization tests, concentration limits, defaults, restructuring activity and prepayment rates on the underlying loans, if applicable. The Company engages a third-party valuation firm to provide assistance to the Company's Board in valuing our investments, which they will evaluate and consider in determining fair value.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Senior securities with a fair value of $0 and $628 were transfered from Level 3 to Level 2 during the three and nine months ended September 30, 2019, respectively. There were no transfers among Level 1, 2 and 3 during the three and nine months ended September 30, 2018.
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
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of September 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.
Senior securities with a fair value of $29,198 were valued at their Transaction Price.

	Fair Value at September 30, 2019	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$307,559	Discounted cash flow	Discount rates	5.4% - 19.6% (12.5%)
Senior secured	7,465	Market approach	EBITDA multiples	0.3x - 14.8x (7.5x)
Senior secured	26,778	Transaction Price
Subordinated	36,383	Discounted cash flow	Discount rates	5.7% - 17.7% (11.7)
Subordinated	7,696	Market approach	EBITDA multiples	0.2x - 6.1x (3.2x)

Structured Finance Notes:
Subordinated notes	19,774	Discounted cash flow	Discount rates	15.5% - 20.0% (17.4%)
			Constant Default Rate	1.3% - 1.4% (1.32%)
			Recovery Rate	69.2% - 69.8% (69.6%)
Subordinated notes	2,420	Transaction Price

Equity investments:
Preferred equity	16,358	Market approach	EBITDA multiples	0.2x - 40.0x (20.1x)
Preferred equity	2,208	Market approach	Reoccurring monthly revenue	40.0x- 40.0x (40.0x)
Common equity and warrants	23,465	Market approach	EBITDA multiples	0.2x - 10.8x (5.5x)
	$450,106

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
The following tables presents the Company's investment portfolio measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

Security	Level 1	Level 2	Level 3	Fair Value at September 30, 2019
Debt investments	$—	$52,055	$385,881	$437,936
Equity investments	—	—	42,031	42,031
Structured Finance Notes	—	—	22,194	22,194
	$—	$52,055	$450,106	$502,161

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Debt investments	$—	$—	$363,557	$363,557
Equity investments	—	—	33,240	33,240
Structured Finance Notes	—	—	—	—
	$—	$—	$396,797	$396,797

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2019 and September 30, 2018.

	Nine Months Ended September 30, 2019
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, January 1, 2019	$319,017	$44,540	$14,613	$18,627	$—	$396,797

Net realized gain (loss) on investments	186	—	(900)	—	—	(714)
Net unrealized appreciation (depreciation) on investments	(7,551)	(709)	1,885	3,025	(1,172)	(4,522)
Amortization of Net Loan Fees	724	64	—	—	—	788
Accretion of interest income on structured-finance notes	—	—	—	—	2,001	2,001
Capitalized PIK interest and dividends	338	274	659	—	—	1,271
Amendment fees	—	(90)	—	—	—	(90)
Purchase and origination of portfolio investments	90,782	—	2,309	1,813	23,341	118,245
Proceeds from principal payments on portfolio investments	(30,750)	—	—	—	—	(30,750)
Sale and redemption of portfolio investments	(30,316)	—	—	—	—	(30,316)
Proceeds from distributions received from portfolio investments	—	—	—	—	(1,976)	(1,976)
Transfers out of Level 3	(628)	—	—	—	—	(628)

Level 3 assets, September 30, 2019	$341,802	$44,079	$18,566	$23,465	$22,194	$450,106

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2018
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2018	$195,112	$51,198	$19,200	$11,989	277,499

Net realized loss on investments	(3,076)	(3,469)	(1,890)	(586)	(9,021)
Net unrealized appreciation on investments	1,286	1,425	(65)	7,226	9,872
Amortization of Net Loan Fees	893	99	—	—	992
Capitalized PIK interest, dividends	506	452	701	—	1,659
Purchase and origination of portfolio investments	166,386	20,930	338	4,928	192,582
Proceeds from principal payments on portfolio investments	(29,726)	(5,165)	—	—	(34,891)
Sale and redemption of portfolio investments	(39,106)	—	(3,339)	(214)	(42,659)
Reclassification between preferred equity and common equity and warrants			(500)	500	—
Level 3 assets, September 30, 2018	$292,275	$65,470	$14,445	$23,843	$396,033
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2019 and 2018, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Nine Months Ended September 30,
	2019	2018
Senior secured debt investments	$(7,993)	$(869)
Subordinated debt investments	(709)	1,425
Preferred equity	1,074	(2,845)
Common equity and warrants	3,025	6,727
Structured Finance Notes	(1,172)	—
Net unrealized appreciation (depreciation) on investments held	$(5,775)	$4,438

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The PWB Facility and BNP Facility are variable rate instruments and fair value is approximately book value.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of September 30, 2019 and December 31, 2018:

	September 30, 2019
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$45,825	$45,825
BNP Facility	—	—	46,650	46,650
OFS Capital Corporation 6.375% Notes due 2025	51,100	—	—	51,100
OFS Capital Corporation 6.5% Notes due 2025	49,496	—	—	49,496
SBA-guaranteed debentures	—	—	154,574	154,574
Total debt, at fair value	$100,596	$—	$247,049	$347,645

	December 31, 2018
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$12,000	$12,000
OFS Capital Corporation 6.375% Notes due 2025	48,500	—	—	48,500
OFS Capital Corporation 6.5% Notes due 2025	46,603	—	—	46,603
SBA-guaranteed debentures	—	—	147,956	147,956
Total debt, at fair value	$95,103	$—	$159,956	$255,059
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments at current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$45,825	$45,825	$12,000	$12,000
BNP Facility	46,650	46,650	—	—
OFS Capital Corporation 6.375% Notes due 2025	48,569	51,100	48,377	48,500
OFS Capital Corporation 6.5% Notes due 2025	47,031	49,496	46,849	46,603
SBA-guaranteed debentures	147,881	154,574	147,600	147,956
Total debt, at fair value	$335,956	$347,645	$254,826	$255,059

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of September 30, 2019:

Name of Portfolio Company	Investment Type	Commitment
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$2,920
Cirrus Medical Staffing, Inc.	Senior Secured Loan (Revolver)	998
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	188
SSJA Bariatric Management LLC	Senior Secured Loan (Revolver)	567
		$4,673
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2019.
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
Note 7. Borrowings
SBA Debentures: The SBA Debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $251,968 and $251,060 in assets at September 30, 2019, and December 31, 2018, respectively, which accounted for approximately 49% and 57% of the Company’s total consolidated assets, respectively. These assets can not be pledged under any debt obligation of the Company.
BNP Facility: On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000, of which $46,650 was drawn as of September 30, 2019. Borrowings under the BNP Facility bear interest of LIBOR plus an applicable spread, which is determined on the basis of industry-recognized portfolio company metrics at the time of funding. The effective interest rate on the BNP Facility was 4.73% at September 30, 2019. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. The BNP Facility also contains customary events of default, including, without limitation, nonpayment, failure to maintain valid ownership interest in all of the collateral and bankruptcy. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS, which were $70,317, or 13.6% of the Company's total consolidated assets at September 30, 2019. OFSCC-FS incurred fees to the lenders as well as legal costs of approximately $1,346 to establish the BNP Facility, which are amortized over the life of the facility. The unused commitment under the BNP Facility was $103,350 as of September 30, 2019.
PWB Credit Facility: The Company has up to $100,000 of available credit under its PWB Credit Facility maturing February 28, 2021, of which $45,825 was drawn as of September 30, 2019. The average dollar amount of borrowings outstanding during the nine months ended September 30, 2019 and 2018, were $35,158 and $11,607, respectively. The effective interest rate on the PWB Credit Facility was 5.63% at September 30, 2019. Availability under the PWB Credit Facility as of September 30, 2019 was $29,218 based on the stated advance rate of 50% of the borrowing base.
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
Unsecured Notes: As of September 30, 2019, the Company has Unsecured Notes with an aggregate outstanding principal of $98,525. The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all current and future

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

unsecured indebtedness of the Company. Because the Unsecured Notes are not secured by any of the Company's assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility.
In October and November 2019, the Company closed the public offering of $54,325 in aggregate principal amount of its 5.95% notes due 2026 (the "Unsecured Notes Due October 2026"), which included a partial exercise of the underwriters overallotment option. The total net proceeds to the Company from the Unsecured Notes Due October 2026, after deducting underwriting discounts of approximately $1,698 and estimated offering expenses of $300, were approximately $52,327. The Unsecured Notes Due October 2026 will mature on October 31, 2026 and bear an effective interest rate, including amortization of deferred debt issuance costs, of 6.48%. Because the Unsecured Notes Due October 2026 are not secured by any of the Company's assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility. The Unsecured Notes Due October 2026 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 31, 2021 at the redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest. The indenture governing the Unsecured Notes Due October 2026 contain covenants substantially identical to the Unsecured Notes.

Interest expense for the three and nine months ended September 30, 2019 and 2018 on the Company's outstanding borrowings is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SBA Debentures	$1,295	$1,295	$3,843	$3,846
PWB Credit Facility	802	233	1,896	773
Unsecured Notes Due April 2025	860	865	2,580	1,577
Unsecured Notes Due October 2025	866	—	2,598	—
BNP Facility	641	—	647	—
Total interest expense(1)	$4,464	$2,393	$11,564	$6,196

Average dollar borrowings	$325,127	$209,543	$293,442	$193,546
Average interest rate	4.93%	4.44%	4.92%	4.23%
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
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
Tax-basis amortized cost of investments	$516,436	$408,715
Tax-basis gross unrealized appreciation on investments	23,002	18,426
Tax-basis gross unrealized depreciation on investments	(37,277)	(30,344)
Tax-basis net unrealized depreciation on investments	(14,275)	(11,918)
Fair value of investments	$502,161	$396,797
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Per share operating performance:
Net asset value per share at beginning of period	$12.95	$13.70	$13.10	$14.12
Net investment income (4)	0.36	0.35	1.09	0.98
Net realized loss on non-control/non-affiliate investments (4)	—	—	(0.06)	(0.37)
Net realized loss on affiliate investments (4)	—	—	—	(0.30)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments (4)	(0.49)	(0.07)	(0.72)	0.22
Net unrealized appreciation on affiliate investments (4)	0.36	0.10	0.40	0.48
Net unrealized appreciation (depreciation) on control investment (4)	(0.10)	0.01	(0.05)	0.01
Total from investment operations	0.13	0.39	0.66	1.02
Distributions	(0.34)	(0.34)	$(1.02)	(1.39)
Net asset value per share at end of period	$12.74	$13.75	$12.74	$13.75

Per share market value, end of period	$11.61	$11.90	$11.61	$11.90
Total return based on market value (1)	(0.4)%	6.8%	19.3%	12.2%
Total return based on net asset value (2)	1.3%	2.8%	5.9%	7.2%
Shares outstanding at end of period	13,371,451	13,352,824	13,371,451	13,352,824
Weighted average shares outstanding	13,366,515	13,350,484	13,361,757	13,346,630
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$171,769	$183,264	$173,211	$184,329
Net asset value at end of period	$170,406	$183,598	$170,406	$183,598
Net investment income	$4,853	$4,690	$14,541	$13,064
Ratio of total expenses, net to average net assets (5) (7)	21.0%	13.7%	18.9%	12.4%
Ratio of net investment income to average net assets (5) (8)	11.3%	10.2%	11.2%	9.5%
Portfolio turnover (6)	4.5%	4.1%	13.9%	22.6%

(1)	Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.

(2)	Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at the Company’s dividend reinvestment plan for the respective distributions.

(3)	Based on the average of the net asset value at the beginning of the indicated period and the preceding calendar quarter.

(4)	Calculated on the average share method.

(5)	Annualized.

(6)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

(7)	Ratio of total expenses before incentive fee waiver to average net assets was 12.5% for the nine months ended September 30, 2018.

(8)	Ratio of net investment income before incentive fee waiver to average net assets was 9.5% for the nine months ended September 30, 2018.

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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by SBIC I LP's distributions to the Company, which are governed by SBA regulations. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. Net assets of SBIC I LP were $103,607, and consolidated cash at September 30, 2019 includes $3,981 held by SBIC I LP, of which approximately $3,981 was available for distribution to the Company. Net Assets of OFSCC-FS were $20,401, and consolidated cash at September 30, 2019 includes $876 held by OFSCC-FS, of which $-0- was available for distribution to the Company.
The following table summarizes distributions declared and paid for the nine months ended September 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine Months Ended September 30, 2018
February 12, 2018 (1)	March 22, 2018	March 29, 2018	$0.37	$4,886	4,459	$50
February 27, 2018	March 22, 2018	March 29, 2018	0.34	4,490	4,098	46
May 1, 2018	June 22, 2018	June 29, 2018	0.34	4,518	1,684	20
August 3, 2018	September 13, 2018	September 28, 2018	0.34	4,511	2,366	28
			$1.39	$18,405	$12,607	$144
Nine Months Ended September 30, 2019
March 5, 2019	March 22, 2019	March 29, 2019	$0.34	$4,497	3,797	$45
April 30, 2019	June 21, 2019	June 28, 2019	0.34	4,479	5,327	64
August 2, 2019	September 23, 2019	September 30, 2019	0.34	4,488	4,990	58
			$1.02	$13,464	$14,114	$167
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
Stock repurchase program:
The Company maintains a Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. No shares of common stock were repurchased under the Stock Repurchase Program during the nine months ended September 30, 2019 and 2018, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

		Period Ended September 30, 2019
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2018, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2019, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$79	$867	$—	$39	$906	$7,296	$174	$(90)	$7,380
	Common Equity	—	(729)	—	89	—	89	2,649	—	(729)	1,920
		—	(650)	867	89	39	995	9,945	174	(819)	9,300

Total Control Investment		—	(650)	867	89	39	995	9,945	174	(819)	9,300
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	218	1,765	—	—	1,765	20,023	339	(376)	19,986
	Common Equity (6)	—	449	—	—	—	—	1,073	449	—	1,522
		—	667	1,765	—	—	1,765	21,096	788	(376)	21,508

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	84	1,035	—	205	1,240	—	13,852	(185)	13,667
	Common Equity (6)	—	227	—	—	—	—	—	2,040	—	2,040
		—	311	1,035	—	205	1,240	—	15,892	(185)	15,707

Contract Datascan Holdings, Inc.	Subordinated Loan	—	(3)	695	—	—	695	8,000	3	(3)	8,000
	Preferred Equity A (7)	—	(567)	486	—	—	486	6,652	485	(567)	6,570
	Common Equity (6)	—	(2,313)	—	—	—	—	2,313	—	(2,313)	—
		—	(2,883)	1,181	—	—	1,181	16,965	488	(2,883)	14,570

DRS Imaging Services, LLC	Senior Secured Loan	—	86	996	—	—	996	10,617	101	(85)	10,633
	Common Equity (6)	—	534	—	—	—	—	1,197	534	—	1,731
		—	620	996	—	—	996	11,814	635	(85)	12,364

Master Cutlery, LLC	Subordinated Loan (6)	—	(533)	—	—	—	—	850	531	(1,064)	317
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(533)	—	—	—	—	850	531	(1,064)	317

NeoSystems Corp.	Convertible Preferred Stock (7)	—	(119)	120	—	—	120	2,250	119	(119)	2,250

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Period Ended September 30, 2019
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2018, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2019, Fair Value (5)
Pfanstiehl Holdings, Inc	Subordinated Loan	$—	$5	$292	$—	$—	$292	$3,788	$5	$(5)	$3,788
	Common Equity (Class A)	—	1,778	—	173	—	173	8,360	1,778	—	10,138
		—	1,783	292	173	—	465	12,148	1,783	(5)	13,926

Professional Pipe Holdings, LLC	Senior Secured Loan	—	438	760	—	—	760	7,466	523	(236)	7,753
	Common Equity (6)	—	2,630	—	—	—	—	769	2,630	—	3,399
		—	3,068	760	—	—	760	8,235	3,153	(236)	11,152

TRS Services, Inc.	Senior Term Loan	—	131	1,398	—	4	1,402	14,446	134	—	14,580
	Preferred Equity (Class AA units) (7)	—	(1)	55	—	—	55	473	55	(1)	527
	Preferred Equity (Class A units) (6)	—	2,075	—	—	—	—	826	2,075	—	2,901
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	2,205	1,453	—	4	1,457	15,745	2,264	(1)	18,008

TTG Healthcare, LLC	Senior Secured Loan	—	106	937	—	7	944	—	15,048	(3,012)	12,036
	Preferred Equity (6)	—	80	—	—	—	—	—	2,389	—	2,389
		—	186	937	—	7	944	—	17,437	(3,012)	14,425

Total Affiliate Investments		—	5,305	8,539	173	216	8,928	89,103	43,090	(7,966)	124,227
Total Control and Affiliate Investments		$—	$4,655	$9,406	$262	$255	$9,923	$99,048	$43,264	$(8,785)	$133,527

(1)
Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Represents the total amount of interest, fees or dividends included in income for the nine months ended September 30, 2019, that an investment was included in Control or Affiliate Investment categories, respectively.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events Not Disclosed Elsewhere
On November 6, 2019, the Company’s Board declared a distribution of $0.34 per share for the fourth quarter of 2019, payable on December 31, 2019, to stockholders of record as of December 24, 2019.

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
We execute our investment strategy, in part, through SBIC I LP, a licensee under the SBA's SBIC program. The SBIC license allows SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA leverage funding is subject to SBIC I LP’s payment of certain fees to the SBA, and the ability of SBIC I LP to draw on the leverage commitment is subject to its compliance with SBA regulations and policies, including an audit by the SBA. For additional information regarding the regulation of SBIC I LP, see "Item 1. Business—Regulation—Small Business Investment Company Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2018. On a stand-alone basis, SBIC I LP held approximately $252.0 million and $251.1 million in assets at September 30, 2019 and December 31, 2018, respectively, which accounted for approximately 49% and 57% of our total consolidated assets, respectively.
We also execute on our investment strategy to add additional leverage, in part, through OFSCC-FS, which established the BNP Facility on June 20, 2019, to provide borrowings in an aggregate principal amount up to $150.0 million. The BNP Facility will enable us to use the flexibility and incremental leverage permitted under the SBCAA. On a stand-alone basis, OFSCC-FS held approximately $70.3 million and $-0- million in assets at September 30, 2019 and December 31, 2018, respectively, which accounted for approximately 13.6% and -0-% of our total consolidated assets, respectively.
We generate revenue in the form of interest income on debt investments, and capital gains and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of September 30, 2019, floating rate and fixed rate loans comprised 90% and 10%, respectively, of our current debt investment portfolio at fair value. Our Structured Finance Notes comprise 4.4% of our portfolio at fair value. We expect to make quarterly distributions, such that we distribute substantially all of our ICTI. In addition, although we intend to distribute at least annually net realized capital gains, net of taxes if any, out of assets legally available for such distributions, we may also retain such capital gains for investment through a deemed distribution.
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
We may borrow money when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. For a discussion of the risks associated with leverage, see "Item 1A. Risk Factors—Risks Related to our Business and Structure" in our Annual Report on Form 10-K for the year ended December 31, 2018 as supplemented by our other reports filed with the SEC. As a BDC, we may need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage. For additional overview information on the Company, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Fair value estimates. As of September 30, 2019, approximately 97% of our total assets were carried at fair value, which was generally measured using the either the discounted cash flow or market-approach valuation techniques, or on the basis of NBIB provided by pricing services. Our discounted cash flow valuations involve a determination of a discount rate commensurate with the risk inherent of each investment. Management uses two primary methods to estimate discount rates: the weighted-average cost of capital method, which is a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a hypothetical debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. Management may also use a relative value method to estimate yields, which involves measuring the discount rate of non-traded subject debt investments based on an expected or assumed relationship between NBIB or observed prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of the internal rate of return on the subject investment at close or purchase date to the observable inputs utilized in each method as of or near that date. These methods generally produce a range of discount rates, and management, under the supervision of the Board, generally selects the midpoint of the range for fair value measures. Such midpoint values may be further limited based on the portfolio company's ability to prepay the investment without penalty.
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

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at September 30, 2019 (dollar amounts in thousands):

	Fair Value at September 30, 2019	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$367,079	$361,968	$378,448
Senior secured (valued at Transaction Prices)	26,778	26,778	26,778
Subordinated	44,079	43,764	45,928

Investment:
Structured Finance Notes	19,774	$19,162	20,409
Structured Finance Notes (valued at Transaction Prices)	2,420	2,420	2,420

Equity investments:
Preferred equity	18,566	16,054	20,895
Common equity and warrants	23,465	18,600	25,694
	$502,161	$488,746	$520,572

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
Portfolio Composition and Investment Activity
Portfolio Composition
As of September 30, 2019, the fair value of our debt investment portfolio totaled $437.9 million in 67 portfolio companies, of which 90% and 10% were senior secured loans and subordinated loans, respectively, and approximately $42.0 million in equity investments, at fair value, in 14 portfolio companies in which we also held debt investments. We also have six portfolio companies in which we solely held an equity investment, as well as four investments in Structured Finance Notes with a fair value of $22.2 million. We had unfunded commitments of $4.7 million to four portfolio companies at September 30, 2019. Set forth in the tables and charts below is selected information with respect to our portfolio as of September 30, 2019 and December 31, 2018.
The following table summarizes the composition of our portfolio of Direct Investments as of September 30, 2019, and December 31, 2018 (dollar amounts in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$408,268	$393,857	$325,873	$319,017
Subordinated debt investments	56,460	44,079	56,212	44,540
Preferred equity	21,688	18,566	19,620	14,613
Common equity and warrants	13,419	23,465	11,606	18,627
Total Direct Investments	$499,835	$479,967	$413,311	$396,797
Total number of portfolio companies	69	69	50	50

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $87,207 and $87,177, respectively, at September 30, 2019, and $68,207 and $67,480, respectively, at December 31, 2018.

As of September 30, 2019, our investment portfolio’s three largest industries by fair value, were (1) Manufacturing (15.8%), (2) Health Care and Social Assistance (14.9%), and (3) Professional, Scientific, and Technical Services (14.0%), totaling approximately 44.7% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4."
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of September 30, 2019, and December 31, 2018 (dollar amounts in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$187,630	$177,451	$185,999	$178,772
SBIC LP	257,467	245,642	221,559	212,675
OFSCC-FS	68,229	68,024	—	—
OFSCC-MB	9,875	11,044	5,753	5,350
Total investments	$523,201	$502,161	$413,311	$396,797

The following table presents our debt investment portfolio by investment size as of September 30, 2019, and December 31, 2018 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
Up to $4,000	$65,425	14.1%	$24,785	6.4%	$70,681	16.1%	$25,117	6.9%
$4,001 to $7,000	72,084	15.5	66,756	17.5	67,228	15.4	60,151	16.5
$7,001 to $10,000	93,557	20.1	92,389	24.2	69,001	15.8	92,687	25.5
$10,001 to $13,000	57,177	12.3	44,527	11.7	56,739	13.0	34,032	9.4
Greater than $13,000	176,484	38.0	153,628	40.2	174,287	39.7	151,570	41.7
Total	$464,727	100.0%	$382,085	100.0%	$437,936	100.0%	$363,557	100.0%
The following table displays the composition of our performing debt investment and Structured Finance Note portfolio by weighted average yield as of September 30, 2019, and December 31, 2018:

	September 30, 2019				December 31, 2018
	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated	Structured Finance
Weighted Ave. Yield (1)	Debt	Debt	Notes	Total	Debt	Debt	Notes	Total
Less than 8%	14.9%	—%	—%	12.8%	0.7%	—%	—%	0.7%
8% - 10%	20.8	—	—	17.9	22.5	—	—	19.8
10% - 12%	49.3	26.8	—	44.8	42.9	26.9	—	41.0
12% - 14%	13.8	56.7	25.2	18.3	29.5	56.5	—	32.7
Greater than 14%	1.2	16.5	74.8	6.2	4.4	16.6	—	5.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	—%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (1)	10.25%	12.94%	15.94%	10.78%	11.33%	12.74%	—%	11.50%
Weighted average yield - total debt and Structured Finance Note investments (2)	10.25%	10.10%	15.94%	10.51%	11.33%	9.93%	—%	11.12%
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
The weighted average yield on total investments was 9.96% and 10.49% at September 30, 2019 and December 31, 2018, respectively. Weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments at the balance sheet date plus the annualized accretion of Net Loan Fees, (ii) the effective yield on our performing preferred equity investments, and (iii) the annual effective yield on Structured Finance Notes, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
The weighted average yield on performing portfolio-company debt securities, including Structured Finance Notes, decreased slightly to 10.78% at September 30, 2019, from 11.50% at December 31, 2018, primarily due to the 10.1% weighted-average yield of new investments during the nine months ended September 30, 2019.
As of September 30, 2019, and December 31, 2018, floating rate loans at fair value were 90% and 87% of our debt portfolio, excluding Structured Finance Notes, respectively, and fixed rate loans at fair value were 10% and 13% of this portfolio, respectively.

Investment Activity
The following is a summary of our Direct Investment activity for the three and nine months ended September 30, 2019 (dollar amounts in millions).

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$25.5	$—	$97.7	$4.1
Investments in existing portfolio companies
Follow-on investments	13.2	—	36.1	—
Delayed draw and revolver funding	0.2	—	8.4	—
Total investments in existing portfolio companies	13.4	—	44.5	—
Total investments in new and existing portfolio companies	$38.9	$—	$142.2	$4.1
Number of new portfolio company investments	4	—	29	2
Number of existing portfolio company investments	10	—	24	—

Proceeds/distributions from principal payments/ equity investments	21.5	—	30.8	—
Proceeds from investments sold or redeemed	0.1	—	30.4	—
Total proceeds from principal payments, equity distributions and investments sold	$21.6	$—	$61.2	$—
Notable investments in new portfolio companies during the nine months ended September 30, 2019, include Chemical Resources Holdings, Inc. ($13.6 million senior secured loan and $1.8 million in common equity), TTG Healthcare, LLC ($11.9 million senior secured loan and $2.3 million preferred equity) as well as $11.5 million and $10.1 million senior secured loans in Milrose Consultants, LLC and SSJA Bariatric, respectively, during the three months ended September 30, 2019.
The weighted-average yield of direct debt investments in new portfolio companies during the nine months ended September 30, 2019 was 8.5%.
We also invested $23.4 million in Structure Finance Notes with a weighted average annual effective yield of 15.94% during the nine months ended September 30, 2019.

The following is a summary of our Direct Investment activity for the three and nine months ended September 30, 2018 (dollar amounts in millions).

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$38.2	$—	$150.8	$4.6
Investments in existing portfolio companies
Follow-on investments	6.5	0.3	32.8	0.6
Delayed draw and revolver funding	2.3	—	3.7	—
Total investments in existing portfolio companies	8.8	0.3	36.5	0.6
Total investments in new and existing portfolio companies	$47.0	$0.3	$187.3	$5.2
Number of new portfolio company investments	6	—	19	4
Number of existing portfolio company investments	3	2	10	3

Proceeds/distributions from principal payments/ equity investments	$15.7	$—	$34.9	$—
Proceeds from investments sold or redeemed	—	—	38.9	3.5
Total proceeds from principal payments, equity distributions and investments sold	$15.7	$—	$73.8	$3.5
Notable investments in new portfolio companies during the nine months ended September 30, 2018, included Online Tech Stores, LLC ($16.1 million subordinated loan), 3rd Rock Gaming, LLC (dba Planet Bingo) ($21.6 million senior secured loan and $2.5 million common equity), Performance Team, LLC ($20.3 million senior secured loan) as well as JBR Clinical Research, Inc. ($13.1 million senior secured loan), and Onsite Care, PLLC ($7.1 million in senior secured loan) during the three months ended September 30, 2018.
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

Risk Monitoring
We categorize direct investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2018. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Notes, by credit risk rating as of September 30, 2019, and December 31, 2018 (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	September 30, 2019		December 31, 2018
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	3,788	0.9	3,788	1.0
3 (Average)	381,528	87.1	329,635	90.7
4 (Special Mention)	49,988	11.4	29,284	8.1
5 (Substandard)	2,315	0.5	—	—
6 (Doubtful)	317	0.1	850	0.2
7 (Loss)	—	—	—	—
	$437,936	100.0%	$363,557	100.0%
Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized gains on the sale of investments, as well as changes in risk categories. Debt investments with a cost and fair value of $18,103 and $17,105 respectively, had risk rating upgrades from risk category 4 to risk category 3 during the nine months ended September 30, 2019. Debt investments with a cost and fair value of $52,027 and $40,993, respectively, had risk rating downgrades from risk category 3 to risk category 4 and risk category 5 during the nine months ended September 30, 2019.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $12,403 and $317, respectively, at September 30, 2019, and $12,403 and $850, respectively, at December 31, 2018.
In August 2018, the Elgin Fasteners Group senior secured loan became contractually due. The lending group entered into a forbearance agreement with respect to the maturity date, subject to other terms and conditions. The investment continued to accrue interest as the borrower continued to make interest and amortization payments. On October 9, 2019, the Company sold its investment in Elgin Fasteners Group for proceeds of $3,361, resulting in a realized loss of $122.

Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue in the form of interest income on direct debt investments in portfolio companies and Structured Finance Notes, as well as dividend income from our equity investments. Our direct debt investments in portfolio companies typically have a term of three to eight years and bear interest at fixed and floating rates. As of September 30, 2019, floating rate and fixed rate loans comprised 90% and 10%, respectively, of our direct debt investments in portfolio companies at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our direct debt investments in portfolio companies provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies that are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and syndication fees for sourcing, structuring, and arranging the lending group, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
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
Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful.
Comparison of the three and nine months ended September 30, 2019, and 2018
Consolidated operating results for the three and nine months ended September 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
Interest income:
Cash interest income (including accretion of interest on Structured Finance Notes)	$12,698	$9,686	$35,639	$26,370
Net Loan Fee amortization	382	409	788	992
Other interest income	10	38	107	197
Total interest income	13,090	10,134	36,534	27,560
PIK income:
PIK interest income	245	353	611	959
Preferred equity PIK dividends	226	161	660	701
Total PIK income	471	514	1,271	1,660
Dividend income:
Common and preferred equity cash dividends	—	58	262	315
Total dividend income	—	58	262	315
Fee income:
Management and syndication	121	273	772	694
Prepayment and other fees	175	5	264	36
Total fee income	297	276	1,036	728
Total investment income	13,858	10,982	39,103	30,263
Total expenses, net	9,005	6,292	24,562	17,199
Net investment income	4,853	4,690	14,541	13,064
Net gain (loss) on investments	(3,091)	489	(5,694)	603
Net increase in net assets resulting from operations	$1,762	$5,179	$8,847	$13,667

Interest and PIK income by debt investment type for the three and nine months ended September 30, 2019 and 2018, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income and PIK interest income:
Senior secured debt investments	$11,013	$8,425	$30,946	$22,196
Subordinated debt investments	1,418	2,061	4,198	6,322
Structured Finance Notes	904	—	2,001	—
Total interest income and PIK interest income	13,335	10,486	37,145	28,518
Plus purchased premiums (less Net Loan Fees) accelerations	(130)	(133)	(118)	(256)
Recurring interest income and PIK interest income	$13,205	$10,353	$37,027	$28,262
Investment Income
We consider our interest income on direct debt investments to portfolio companies, other than acceleration of Net Loan Fees recognized upon the repayment of a loan, PIK interest income, and the accretable yield on Structured Finance Notes to be recurring in nature. Such recurring interest income and PIK interest income increased by $2.8 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to a $3.2 million increase from an approximately $104 million increase in the average outstanding performing loan balance and a $0.4 million decrease resulting from a 33 basis point decrease in the recurring earned yield on our portfolio.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees generally result from periodic transactions rather than from holding portfolio investments and are considered to be non-recurring. Syndication fees of $122,000 and $745,000 included in management, valuation and syndication fees for the three and nine months ended September 30, 2019, respectively, resulted from approximately $17.0 million and $91.5 million in loan originations during those periods, respectively, in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Fee income increased $0.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in prepayment fees.
Expenses
Operating expenses for the three and nine months ended September 30, 2019 and 2018, are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense	$4,464	$2,393	$11,564	$6,196
Management fee	2,164	1,678	6,062	4,586
Incentive fee	1,214	1,170	3,622	3,041
Professional fees	510	458	1,413	859
Administration fee	396	311	1,250	1,252
Other expenses	257	282	651	1,287
Total expenses before incentive fee waiver	9,005	6,292	24,562	17,221
Incentive fee waiver	—	—	—	(22)
Total expenses, net of incentive fee waiver	$9,005	$6,292	$24,562	$17,199

Interest expense for the three and nine months ended September 30, 2019 increased over the corresponding periods in the prior year primarily due to the issuance of the Unsecured Notes Due October 2025 and borrowings under the BNP Facility, as well as an increase in the average dollar amount of borrowings under the PWB Credit Facility. Interest expense incurred on our debt during the three and nine months ended September 30, 2019 and 2018 is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SBA Debentures	$1,295	$1,295	$3,843	$3,846
PWB Credit Facility	802	233	1,896	773
Unsecured Notes Due April 2025	860	865	2,580	1,577
Unsecured Notes Due October 2025	866	—	2,598	—
BNP Facility	641	—	647	—
Total interest expense (1)	$4,464	$2,393	$11,564	$6,196
(1) Interest expense is inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Management fee expense for the three and nine months ended September 30, 2019, increased over the corresponding periods in the prior year due to an increase in our average total assets, resulting primarily from the issuance of the Unsecured Notes and the establishment of the BNP Facility.
The $0.5 million increase in incentive fee expense for nine months ended September 30, 2019 compared to the corresponding period in the prior year was attributable to an increase in net investment income resulting from the increase in the size of the investment portfolio. On May 1, 2018, OFS Advisor irrevocably waived Income Incentive Fees of approximately $22,000 related to net investment income that it would otherwise be entitled to under the Investment Advisory Agreement for the three months ended March 31, 2018. The incentive fee for the three months ended September 30, 2019 compared to the corresponding period remained stable.
The $0.1 million and $0.6 million increase in professional fees for the three and nine months ended September 30, 2019 compared to the corresponding periods in the prior year, respectively, was attributable to fees relating to the 2018 audit, legal and accounting costs for capital markets activities, as well as the retention of additional third-party valuation services.
Administration fee expense for the three months ended September 30, 2019, increased $0.1 million over the corresponding period in the prior year primarily due to an increase in our allocable portion of OFS Services’s overhead. Administration fee expense of $1.25 million for the nine months ended September 30, 2019 remained stable compared to the corresponding period in the prior year.
Other expenses for the nine months ended September 30, 2019, decreased over the corresponding period in the prior year primarily due to legal and other offering costs incurred during the first quarter of 2018 in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions. Other expenses of $257,000 for the three months ended September 30, 2019 remained stable over the corresponding period in the prior year.
Net Gain (Loss) on Investments
Net gain (loss) by investment type for the three and nine months ended September 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Senior secured debt	$(3,981)	$(394)	$(7,364)	$(1,790)
Subordinated debt	(921)	(436)	(709)	(2,044)
Preferred equity	2,396	144	804	(1,955)
Common equity and warrants	797	1,175	2,747	6,392
Structured Finance Notes	(1,382)	—	(1,172)	—
Net gain (loss) on investments	$(3,091)	$489	$(5,694)	$603

Three and nine months ended September 30, 2019
We recognized net losses of $4.0 million on senior secured debt during the three months ended September 30, 2019, primarily as a result of the unrealized depreciation of $4.1 million on Constellis Holdings, LLC and $0.8 million on MAI Holdings, Inc, offset by unrealized appreciation of $0.6 million on TRS Services, LLC. Additional net unrealized losses on senior secured debt of $3.4 million for the nine months ended September 30, 2019 were primarily a result of additional unrealized depreciation on Constellis Holdings, LLC and MAI Holdings, Inc. We also recognized a realized gain of $0.2 million primarily as a result of the partial sale of our investment in Cenexel Clinical Research Holdings, Inc. and the sale of our investment in Davis Vision, Inc.
We recognized net losses of $0.9 million on subordinated debt during the three months ended September 30, 2019, primarily as a result of unrealized depreciation of $0.9 million on Online Tech Stores, LLC. Net gains of $0.2 million for the nine months ended September 30, 2019 were primarily a result of net positive impact of portfolio company-specific performance factors.
We recognized net gains of $2.4 million on preferred equity investments for the three months ended September 30, 2019, primarily as a result of unrealized appreciation of $2.9 million on TRS Services, LLC Class A units, offset by unrealized depreciation of $0.5 million on Contract Datascan Series A units. We recognized net gains of $0.8 million on preferred equity securities for the nine months ended September 30, 2019, primarily due to unrealized appreciation of $1.7 million on our preferred equity portfolio as a result of net positive impact of portfolio company-specific performance factors, offset by a realized loss of $0.9 million on Maverick Healthcare Equity, LLC.
We recognized net gains of $0.8 million on common equity and warrant investments for the three months ended September 30, 2019, primarily as a result of unrealized appreciation of $1.3 million on Pfanstiehl Holdings, Inc. and $0.9 million on Professional Pipe Holdings, LLC, offset by unrealized depreciation of $1.5 million on MTE Holdings Corp. We recognized net gains of $2.7 million on common equity and warrant investments for the nine months ended September 30, 2019, primarily due to unrealized appreciation of $6.1 million across several portfolio company investments from the positive impact of portfolio company-specific performance factors, offset primarily by unrealized depreciation of $2.3 million in Contract Datascan Holdings, Inc. as a result of negative portfolio company-specific performance factors.
We recognized unrealized depreciation of $1.4 million on Structured Finance Notes for the three months ended September 30, 2019, and unrealized depreciation of $1.2 million for the nine months ended September 30, 2019, primarily as a result of negative impact of mark-to-market adjustments since our investment purchases.
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
We recognized net gains of $0.1 million on preferred equity investments for the three months ended September 30, 2018, primarily as a result of unrealized appreciation on certain portfolio investments due to the net positive impact of portfolio company-specific performance factors. We recognized net losses of $1.9 million for the nine months ended September 30, 2018, primarily due to a $1.2 million unrealized loss on My Alarm Center Class B Preferred Stock and a $1.3 million unrealized loss in TRS Services, LLC Class A units.
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

Liquidity and Capital Resources
At September 30, 2019, we held cash of $8.0 million, which includes cash of $4.0 million held by SBIC I LP, our wholly owned SBIC. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings of SBIC I LP. During the nine months ended September 30, 2019, the Parent received $11.0 million in cash distributions from SBIC I LP. At September 30, 2019, OFSCC-FS held cash of $0.9 million and had available borrowings under the BNP Facility of $103.4 million, of which $-0- were available for distribution under the terms of the BNP Facility. Distributions from OFSCC-FS to the parent are restricted by the terms and conditions of the BNP Facility.
At September 30, 2019, the Parent had available borrowings of $29.2 million under its PWB Credit Facility, as well as unused commitments of $103.4 million under its BNP Facility. The Parent may make unsecured loans to SBIC I LP the aggregate which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of September 30, 2019.
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

	Nine Months Ended September 30,
	2019	2018
Cash from net investment income	$10,270	$12,329
Cash received from realized gains	181	518
Net (purchases and originations) repayments of portfolio investments	(105,800)	(108,774)
Net cash used in operating activities	(95,349)	(95,927)

Distributions paid to stockholders(1):
From net investment income	(13,464)	(13,519)
From realized gains	—	(4,886)
Net borrowings (repayments) under lines of credit	80,475	(600)
Net proceeds from issuance of Unsecured Notes Due April 2025	—	48,023
Other financing	(1,860)	—
Net cash provided by financing activities	65,151	29,018
Decrease in cash	$(30,198)	$(66,909)

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

Cash from net investment income
Cash from net investment income decreased $2.0 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 principally due to an increase in collected net interest and fee income of $8.9 million, offset by an increase in fees paid to OFS Advisor and affiliates of $2.6 million, as well as increase in interest expense of $7.0 million and other expenses paid of $1.3 million.

Cash received from realized gains
Cash received on realized gains may differ from realized gains in the statement of operations due to delays in the receipt of sale proceeds related to escrow and earn-out provisions in the investment sales transactions.
Net (purchases and originations) repayments of portfolio investments
During the nine months ended September 30, 2019, net purchases and originations of portfolio investments were primarily due to $168.7 million of cash we used to purchase portfolio investments, offset by $63.1 million of cash we received from amortized cost repayments and sales on our portfolio investments. During the nine months ended September 30, 2018, net repayments were due to $185.8 million of cash we received from principal payments and sales on our portfolio investments, offset by $77.6 million of cash we used to purchase portfolio investments. See "—Portfolio Composition and Investment Activity–Investment Activity."
Borrowings
SBA Debentures
SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. For two or more SBICs under common control, the maximum amount of outstanding SBA-provided leverage cannot exceed $350 million. As of September 30, 2019 and 2018, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA.
On a stand-alone basis, SBIC I LP held $252.0 million, and $251.1 million in assets at September 30, 2019, and December 31, 2018, respectively, which accounted for approximately 49% and 57% of the Company’s total consolidated assets, respectively.
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
PWB Credit Facility
We are party to a BLA with Pacific Western Bank, as lender, to provide us with a senior secured revolving credit facility, or the PWB Credit Facility, which is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments (as defined in the BLA) and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by our subsidiaries OFS Capital WM and OFSCC-MB, Inc. and secured by all of our current and future assets, excluding assets held by SBIC I LP, OFSCC-FS and the Company’s partnership interests in SBIC I LP and OFS SBIC I, GP.
On April 10, 2019, we executed the Secured Revolver Amendment to our PWB Credit Facility. The Secured Revolver Amendment, among other things: (i) increased the maximum amount available under the PWB Credit Facility from $50.0 million to $100.0 million; (ii) changed the interest rate from a variable rate of Prime Rate plus a 0.75% margin to a variable rate of Prime Rate plus a 0.25% margin (with a floor of 5.25%); (iii) extended the maturity date from January 31, 2020 to February 28, 2021; (iv) increased the minimum quarterly net investment income covenant from $2.0 million to $3.0 million; (v) reduced the statutory asset coverage ratio test from 200% to 150%; and (vi) added a total liabilities to Net Asset Value (as defined in the Secured Revolver Amendment) covenant of 300%.
In connection with the Secured Revolver Amendment, we incurred a 1.0% upfront fee on the $50.0 million incremental increase in the maximum amount available under the PWB Credit Facility, which equates to $500,000.
As of September 30, 2019, we had $45.8 million outstanding at a variable interest rate of 5.25% per annum, and $29.2 million available for use under the PWB Credit Facility.

The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of September 30, 2019, the Company was in compliance with the applicable covenants.
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
As of September 30, 2019, the Unsecured Notes had the following terms and balances (amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate (1)	Effective Interest Rate (2)	Maturity (3)	Interest Expense (4)
Unsecured Notes Due April 2025	$50,000	6.375%	6.875%	4/30/2025	$2,580
Unsecured Notes Due October 2025	48,525	6.50%	7.01%	10/31/2025	2,598
Total	$98,525				$5,178

(1)	The weighted-average fixed cash interest rate on the Unsecured Notes as of September 30, 2019 was 6.44%.

(2)	The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.

(3)
The Unsecured Notes Due April 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2020. The Unsecured Notes Due October 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 31, 2020.

(4)	Interest expense includes deferred debt issuance costs amortization.
BNP Facility
On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000, of which $46,650 was drawn as of September 30, 2019. Borrowings under the BNP Facility will bear interest based on LIBOR for the relevant interest period, plus an applicable spread. The effective interest rate on the BNP Facility was 4.73% at September 30, 2019. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. OFSCC-FS incurred fees to the lenders as well as legal costs of approximately $1,346 to establish the BNP Facility, which are amortized over the life of the facility. The unused commitment under the BNP Facility was $103,350 as of September 30, 2019.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at September 30, 2019), of at least 150% on and after May 3, 2019 (or 200% before that date (see below). We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. Under the Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company expects the Stock Repurchase Program to be in place through May 22, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. No shares of common stock were repurchased during the three and nine months ended September 30, 2019.
As of September 30, 2019, the aggregate amount outstanding of the senior securities issued by us was $340.9 million, for which our asset coverage was 189%. The Small Business Administration Debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of September 30, 2019 (in thousands):

	Payments due by period
Contractual Obligation (1)	Total	Less than year	1-3 years (2)	3-5 years (2)	After 5 years (2)
PWB Credit Facility	$45,825	$—	$45,825	$—	$—
Unsecured Notes	98,525	—	—	—	98,525
SBA Debentures	149,880	—	14,000	47,375	88,505
BNP Facility	46,650	—	—	46,650	—
Total	$340,880	$—	$59,825	$94,025	$187,030

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)
The PWB Credit Facility is scheduled to mature on February 28, 2021. The SBA debentures are scheduled to mature between September 2022 and 2025. The Unsecured Notes are scheduled to mature between April 2025 and October 2025. The BNP Facility is scheduled to mature on June 20, 2024.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $4.7 million in unfunded commitments to four portfolio companies at September 30, 2019. We will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the PWB Credit Facility.

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
Recent Developments
On November 6, 2019, our Board declared a distribution of $0.34 per share for the fourth quarter of 2019, payable on December 31, 2019, to stockholders of record as of December 24, 2019.
In October and November 2019, we closed the public offering of $54.3 million in aggregate principal amount of its 5.95% notes due 2026 (the "Unsecured Notes Due October 2026"), which included a partial exercise of the underwriters overallotment option. The total net proceeds to us from the Unsecured Notes Due October 2026, after deducting underwriting discounts of approximately $1.7 million and estimated offering expenses of $0.3 million, were approximately $52.3 million. The Unsecured Notes Due October 2026 will mature on October 31, 2026 and bear an effective interest rate, including amortization of deferred debt issuance costs, of 6.48%. Because the Unsecured Notes Due October 2026 are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility. The Unsecured Notes Due October 2026 may be redeemed in whole or in part at any time or from time to time at our option on or after October 31, 2021 at the redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest. The indenture governing the Unsecured Notes Due October 2026 contains covenants substantially identical to the Unsecured Notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 90% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2019, substantially all of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. Our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and LIBOR, respectively, with effective interest rates of 5.63% and 6.39%, respectively, as of September 30, 2019.
Assuming that the interim and unaudited consolidated balance sheet as of September 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands).

Basis point increase	Interest income	Interest expense	Net increase
50	$1,764	$(410)	$1,354
100	3,823	(879)	2,944
150	5,883	(1,348)	4,535
200	7,942	(1,817)	6,125
250	10,002	(2,285)	7,717

Basis point decrease	Interest income	Interest expense	Net decrease
50	$(2,338)	$295	$(2,043)
100	(4,288)	532	(3,756)
150	(5,148)	768	(4,380)
200	(5,802)	1,005	(4,797)
250	(5,866)	1,044	(4,822)

Item 4. Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2019. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended September 30, 2019, we issued 4,990 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $57,928.
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
During the nine months ended September 30, 2019, we repurchased -0- shares of common stock on the open market for under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amount in thousands except shares):

Period	Total Number of Shares Purchased (1)	Cost of Shares Purchased	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
January 1, 2019 through March 31, 2019	—	$—	$—	$9,997
April 1, 2019 through June 30, 2019	—	$—	$—	$9,997
July 1, 2019 through September 30, 2019	—	$—	$—	$9,997

(1)	Excludes shares purchased on the open market and reissued in order to satisfy the DRIP obligation.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

4.1	Third Supplemental Indenture as of October 15, 2019, between OFS Capital Corporation and U.S. Bank National Association, as Trustee	POS EX 333-222419	October 15, 2019

4.2	Form of Global Note with respect to the 5.95% Notes Due 2026	POS EX 333-222419	October 15, 2019

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the consolidated statements of operations contained in this report
*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2019	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer