Form 10-K
period 2019-12-31
OFS Capital Corp
filed 2020-03-13
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant as of June 30, 2019, was approximately $125.0 million based on $12.00 per share, the last reported sale price of the shares of common stock on the Nasdaq Global Select Market. For the purpose of calculating this amount only, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. On March 11, 2020, there were 13,376,836 shares outstanding of the Registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OFS Capital Corporation, our logo and other trademarks of OFS Capital Corporation are the property of OFS Capital Corporation. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

2

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

Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
Direct Investment	A debt or equity investment in a portfolio company. Direct investments exclude Structured Finance Notes
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
NBIB	Non-binding indicative bid
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Follow-on public offering of 3,625,000 shares of our common stock in April 2017
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations

OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-MB	OFSCC-MB, LLC, a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities.
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income.
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration
SBCAA	Small Business Credit Availability Act
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes
CLO subordinated debt positions. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses

The Order
An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with certain funds managed by OFS Advisor in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions.

Transaction Price	The cost of an arm's length transaction occurring in the same security
Unsecured Notes	The combination of the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025 and the Unsecured Notes Due October 2026
Unsecured Notes Due April 2025	The Company's $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025
Unsecured Notes Due October 2025	The Company's $46.0 million aggregate principal amount of 6.5% notes due October 30, 2025
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026

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
As of December 31, 2019, the fair value of our debt investment portfolio totaled $451.8 million in 79 portfolio companies, of which 90% was comprised of senior secured loans and 10% of subordinated loans, respectively, and approximately $43.5 million in equity investments, at fair value, in 15 portfolio companies in which we also held debt investments. We also have six portfolio companies in which we solely held equity investments, as well as four investments in Structured Finance Notes with a fair value of $21.6 million.
Our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities and Structured Finance Notes. We also may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.
We have executed our investment strategy, in part, through SBIC I LP, a licensee under the SBA's SBIC program, which is subject to SBA regulations and policies, including periodic audits by the SBA. On a stand-alone basis, SBIC I LP held approximately $249.6 million and $251.1 million in assets, or approximately 46% and 57% of our total consolidated assets, at December 31, 2019 and 2018, respectively. As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP intends, over time, to repay its outstanding SBA debentures prior to the scheduled maturity dates of its debentures. We do not expect to make new investments through SBIC I LP, other than follow-on investments. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. For additional information regarding the regulation of SBIC I LP, see “Regulation—Small Business Investment Company Regulations.”
We also execute on our investment strategy, in part, through OFSCC-FS, which established the BNP Facility on June 20, 2019, to provide borrowings in an aggregate principal amount up to $150.0 million. We believe that the BNP Facility will enable us to provide more first lien loans to large companies at more competitive pricing, due to this lower cost of financing. On a stand-alone basis, OFSCC-FS held approximately $92.5 million and $-0- million in assets at December 31, 2019 and 2018, respectively, which accounted for approximately 17% and -0-% of our total consolidated assets, respectively.
Our investment activities are managed by OFS Advisor and supervised by our Board a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible asset and goodwill resulting from the SBIC Acquisition. OFS Advisor also serves as the investment adviser or collateral manager to CLOs and other assets, including HPCI, a non-traded BDC with an investment strategy similar to the Company's, and OCCI, a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in Structured Finance Notes. See "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients" and "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates —We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts."

We have also entered into an Administration Agreement with OFS Services. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the oversight of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement. See “—Management and Other Agreements–Administration Agreement.”
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
A BDC is generally not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, certain provisions of the Small Business Credit Availability Act (the "SBCAA"), permit BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). As an approximation, prior to the enactment of the SBCAA, the most that a BDC could borrow for investment purposes was $1 for every $1 of investor equity. Now, for those BDCs that satisfy the SBCAA’s approval and disclosure requirements and become subject to the reduced asset coverage ratio, the BDC can borrow $2 for investment purposes for every $1 of investor equity.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements made available under the SBCAA and, as a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective May 3, 2019. See "Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we have received the approval of our Board, we are subject to 150% Asset Coverage effective May 3, 2019." Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
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
As of December 31, 2019, OFS had 44 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
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
Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. See "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates." OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents, and the intangible asset and goodwill resulting from the SBIC Acquisition, but including assets purchased with borrowed funds and assets owned by any consolidated entity) and, therefore, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
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
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid and Jeff Cerny, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 20 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2019, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
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
Structuring with a High Level of Service and Operational Orientation. We provide client-specific and creative financing structures to our portfolio companies. Based on our experience in lending to, and investing in, middle-market companies, we believe that the middle-market companies we target, as well as sponsor groups we may pursue, require a higher level of service, creativity and knowledge than has historically been provided by other service providers more accustomed to participating in commodity-like loan transactions.
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
Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
Large Target Market. According to the National Center for the Middle Market, there were approximately 200,000 companies in the United States with annual revenues between $10 million and $1.0 billion as of the fourth quarter of 2019. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the vast bulk of OFS’s portfolio companies since its inception, and constituted the majority of our portfolio as of December 31, 2019. We believe that this market segment will continue to produce significant investment opportunities for us.
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
We expect to continue to use the expertise of the investment professionals of OFS to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face.
Investment Criteria/Guidelines
Our investment objective is to generate current income and capital appreciation by investing primarily in middle-market companies in the United States. We focus on investments in senior secured loans, including first lien, second lien, and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities and Structured Finance Notes. In particular, we believe that structured equity with debt investments (i.e., typically senior secured unitranche loans, often with warrant coverage, and often in companies with no financial sponsor) represent a strong relative value opportunity offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might expect to receive under a traditional multi-tranche structure. We expect that our investments in the equity securities of portfolio companies, such as warrants, preferred stock, common stock and other equity interests, will principally be made in conjunction with our debt investments. Generally, we do not expect to make investments in companies or securities that OFS Advisor determines to be distressed investments (such as discounted debt instruments that have either experienced a default or have a significant potential for default), other than follow-on investments in portfolio companies of ours. We intend to continue to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries.
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
As of December 31, 2019, we had debt investments in 79 portfolio companies, totaling $451.8 million at fair value, of which $18.0 million, $387.7 million, $45.5 million, and $0.0 million, and $0.7 million were rated 2, 3, 4, 5, and 6, respectively.
Investment Committees
OFS Advisor’s Pre-Allocation Investment Committee, CLO Investment Committee, Structured Credit Investment Committee and Middle-Market Investment Committee, (collectively, the “Advisor Investment Committees”), are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The Middle-Market Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey Cerny, Kyde Sharp and Bilal Rashid, along with the investment committee for SBIC I LP (the “SBIC Investment Committee”), which is comprised of Bilal Rashid, Jeffrey Cerny and Tod Reichert, are responsible for the evaluation and approval of all the investments made by us directly or through our wholly owned subsidiaries, as appropriate.
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
Investments
We pursue an investment strategy focused primarily on investments in middle-market companies in the United States. We focus on investments in loans, in which OFS Advisor’s investment professionals have expertise, including investments in first-lien, unitranche, second-lien, and mezzanine loans and, to a lesser extent, on warrants and other equity securities and Structured Finance Notes. We seek to create a diverse portfolio by making investments in the securities of middle-market companies that we expect to range generally from $3.0 million to $25.0 million each, although we expect this investment size will vary proportionately with the size of our capital base.
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
These above loans are categorized as Senior Secured Loans in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
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
These above loan is categorized as Subordinated Loans in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
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
On June 11, 2019, OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 0.4375% per quarter (1.75% annualized) to 0.25% per quarter (1.00% annualized) of the average value of the portion of the total assets held by the Company through OFSCC-FS (the "OFSCC-FS Assets"), at the end of the two most recently completed calendar quarters to the extent that such portion of the OFSCC-FS Assets are financed using leverage (also calculated on an average basis) that causes the Company’s statutory asset coverage ratio to fall below 200%. When calculating its statutory asset coverage ratio, the Company excludes its SBA guaranteed debentures from its total outstanding senior securities as permitted pursuant to exemptive relief granted by the SEC dated November 26, 2013. Effective January 1, 2020, OFS Advisor agreed to further reduce the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the portion of total assets held by the Company through OFSCC-FS at the end of the two most recently completed calendar quarters without regard to the statutory asset coverage ratio. The base management fee reduction by OFS Advisor is renewable on an annual basis and the amount of the base management fee reduced with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor.
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
The base management fee is payable quarterly in arrears and was $8.3 million, $6.3 million, and $5.0 million, for the years ended December 31, 2019, 2018, and 2017, respectively.
The incentive fee is payable quarterly in arrears and was $4.8 million, $4.4 million, and $3.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. Incentive fees for the years ended December 31, 2019, 2018, and 2017, included Part One incentive fees (based on net investment income) of $4.8 million, $4.4 million, which included an irrevocable waiver of receipt of $22,000 by OFS Advisor, and $3.0 million respectively, which included a share issue adjustment of $(0.6) million related to the Company's Offering and Part Two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $0, $0 and $0, respectively.
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
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, and bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services provides managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration

Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our board of directors, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions we pay the fees associated with such functions at cost without incremental profit to OFS Services.
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
Board Approval of the Investment Advisory and Administrative Agreements
Our board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 4, 2019. In reaching a decision to approve the continuation of the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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
Our board also reviewed services provided under the Administrative Agreement, and approved its continuation at the April 4, 2019 meeting.
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
Senior Securities
A BDC generally is not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Certain provisions of the SBCAA permit BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). As an approximation, prior to the enactment of the SBCAA, the most that a BDC could borrow for investment purposes was $1 for every $1 of investor equity. Now, for those BDCs that satisfy the SBCAA’s approval and disclosure requirements and become subject to the reduced asset coverage ratio, the BDC can borrow $2 for investment purposes for every $1 of investor equity.
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
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements made available under the SBCAA and, as a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective May 3, 2019. See "Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we have received the approval of our Board, we are subject to 150% Asset Coverage effective May 3, 2019." Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
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
SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. The SBIC license enabled SBIC I LP to receive SBA-guaranteed debenture funding, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid without penalty twice each year on certain dates. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.
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
As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP intends, over time, to repay its outstanding SBA debentures prior to the scheduled maturity dates of its debentures. We do not expect to make new investments through SBIC I LP, other than follow-on investments. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis.
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
Our internet address is www.ofscapital.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
Material U.S. Federal Income Tax Considerations
Election to be Taxed as a RIC
We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we are not required to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our otherwise taxable earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, to receive RIC tax treatment, we must meet the Annual Distribution Requirement. The excess of net long-term capital gains over net short-term capital losses, if any ("Net Capital Gains"), are not a component of the Annual Distribution Requirement, but impacts taxable income if not distributed as discussed below.

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
Conflicts of Interests
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, five percent or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases from, sales of assets to, or joint transactions with, such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases from, sales of assets to, or joint transactions with, the BDC’s officers, directors, and employees, and advisor (and its control affiliates).
BDCs may, however, invest alongside certain related parties or their respective other clients in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, a BDC may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the BDC and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the BDC’s advisor, acting on the BDC’s behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the BDC’s interests and those of other accounts.

Conflicts Related to Portfolio Investments
Conflicts may arise when we make an investment in conjunction with an investment being made by another account managed by OFS Advisor or an affiliate of OFS Advisor (each, an "Affiliated Account"), or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Questions arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced.
We may invest in debt and other securities of companies in which Affiliated Accounts hold those same securities or different securities, including equity securities. In the event that such investments are made by us, our interests will at times conflict with the interests of such Affiliated Accounts, particularly in circumstances where the underlying company is facing financial distress. Decisions about what action should be taken, particularly in troubled situations, raise conflicts of interest, including, among other things, whether or not to enforce claims, whether or not to advocate or initiate a restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring. The involvement of Affiliated Accounts at both the equity and debt levels could inhibit strategic information exchanges among fellow creditors, including among us or Affiliated Accounts. In certain circumstances, we or an Affiliated Account may be prohibited from exercising voting or other rights and may be subject to claims by other creditors with respect to the subordination of their interest.
In the event that we or an Affiliated Account has a controlling or significantly influential position in a portfolio company, that account may have the ability to elect some or all of the board of directors of such a portfolio company, thereby controlling the policies and operations of such portfolio company, including the appointment of management, future issuances of securities, payment of dividends, incurrence of debt and entering into extraordinary transactions. In addition, a controlling account is likely to have the ability to determine, or influence, the outcome of operational matters and to cause, or prevent, a change in control of such a company. Such management and operational decisions may, at times, be in direct conflict with other accounts that have invested in the same portfolio company that do not have the same level of control or influence over the portfolio company.
If additional capital is necessary as a result of financial or other difficulties, or to finance growth or other opportunities, the accounts may or may not provide such additional capital, and if provided each account will supply such additional capital in such amounts, if any, as determined by OFS Advisor. In addition, a conflict arises in allocating an investment opportunity if the potential investment target could be acquired by us, an Affiliated Account, or a portfolio company of an Affiliated Account. Investments by more than one account of OFS Advisor or its affiliates in a portfolio company also raise the risk of using assets of an account of OFS Advisor or its affiliates to support positions taken by other accounts of OFS Advisor or its affiliates, or that an account may remain passive in a situation in which it is entitled to vote. In addition, there may be differences in timing of entry into, or exit from, a portfolio company for reasons such as differences in strategy, existing portfolio or liquidity needs, different account mandates or fund differences, or different securities being held. These variations in timing may be detrimental to us.
The application of our or an Affiliated Account's governing documents and the policies and procedures of OFS Advisor are expected to vary based on the particular facts and circumstances surrounding each investment by two or more accounts, in particular when those accounts are in different classes of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure) and, as such, there may be a degree of variation and potential inconsistencies, in the manner in which potential or actual conflicts are addressed.
Co-Investment with Affiliates
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
When we invest alongside Affiliated Accounts, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:

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
When not relying on the Order, priority as to opportunities will generally be given to clients that are in their “ramp-up” period, or the period during which the account has yet to reach sufficient scale such that its investment income covers its operating expenses, over the accounts that are outside their ramp-up period but still within their investment or re-investment periods. However, application of one or more of the factors listed above, or other factors determined to be relevant or appropriate, may result in the allocation of an investment opportunity to a fund no longer in its ramp-up period over a fund that is still within its ramp-up period.
In situations where co-investment with Affiliated Accounts is not permitted or appropriate, OFS Advisor will need to decide which account will proceed with the investment. The decision by OFS Advisor to allocate an opportunity to another entity could cause us to forego an investment opportunity that we otherwise would have made. These restrictions, and similar restrictions that limit our ability to transact business with our officers or directors or their affiliates, may limit the scope of investment opportunities that would otherwise be available to us.

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
We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFS senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, and Jeffrey Cerny, Senior Managing Director and Treasurer of OFSC. Each of these individuals is an employee at will of OFSC. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM and Chairman of certain of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
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
To the extent PIK interest and PIK dividends constitute a portion of our income, we will be required to include such income in taxable and accounting income prior to receipt of cash representing such income.
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

A significant amount of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
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
SBIC I LP is subject to SBA regulations.
Our current investment strategy includes SBIC I LP, which is regulated by the SBA. The SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If SBIC I LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit its ability to make new investments. The SBA, as a creditor, will have a superior claim to SBIC I LP’s assets over SBIC I LP’s limited partners and our stockholders in the event SBIC I LP is liquidated or the SBA exercises its remedies under the SBA debentures issued by SBIC I LP in the event of a default. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because of our ownership interest in SBIC I LP.
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
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets, other than assets held in SBIC I LP and OFSCC-FS, and our ownership interest in SBIC I LP and SBIC I GP, under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the management fee payable to OFS Advisor is payable based on our total assets (other than cash and cash equivalents and goodwill and intangible assets related to the SBIC Acquisition but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), OFS Advisor has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to OFS Advisor.
On May 3, 2018, the Board, including a "required majority" (as such item is determined in section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us; therefore provided certain conditions are met, we are subject to the reduced asset coverage ratio as of May 3, 2019. See "Item 1A. Risk Factors--Risks Related to our Business and Structure--Because we have received the approval of our Board, we are subject to 150% effective May 3, 2019." As of December 31, 2019, our asset coverage ratio was 180%, excluding the debt held by SBIC I LP.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	—%	5%	10%
Corresponding return to common stockholder (1)	(41.9)%	(26.4)%	(10.9)%	4.6%	20.1%
(1) Assumes $516.9 million in investments at fair value, $359.2 million in debt outstanding, $166.6 million in net assets, and an average cost of funds of 5.06%. Assumptions are based on our financial condition and our average cost of funds at December 31, 2019.
Based on our outstanding indebtedness of $359.2 million as of December 31, 2019 and the average cost of funds of 5.06% as of that date, our investment portfolio must experience an annual return of 3.52% at least to cover interest payments on the outstanding debt.
This example is for illustrative purposes only, and actual interest rates on our borrowings are likely to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Borrowings” for additional information.
The amount of our debt outstanding increased due to the issuance of the Unsecured Notes and the establishment of the BNP Facility.
Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations to meet the payment obligations of our debt.
Because we have received the approval of our Board, we became subject to 150% Asset Coverage effective May 3, 2019.
The 1940 Act generally prohibits a BDC from incurring indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the SBCAA has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met.
On May 3, 2018 our Board approved the application of the reduced asset coverage ratio to us made available under the SBCAA. As a result, we were able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) effective May 3, 2019. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risks Related to Our Business and Structure - We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
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
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2019, the SEC published a proposed rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level U.S. federal tax liability. Because we received the approval of our Board, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. See "Item 1A. Risk Factors - Because we received the approval of our Board, we are subject to 150% Asset Coverage, effective May 3, 2019". This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.
Our PWB Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the PWB Credit Facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The PWB Credit Facility provides us with a senior secured revolving line of credit of up to $100.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the PWB Credit Facility. The PWB Credit Facility is guaranteed by OFSCC-MB and secured by all of our current and future assets excluding assets held by SBIC I LP, OFSCC-FS, and our SBIC I LP and SBIC I GP partnership interests. The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The PWB Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the PWB Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the PWB Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. We had $-0- million outstanding under the PWB Credit Facility as of December 31, 2019. Availability under the PWB Credit Facility as of December 31, 2019 was $69.0 million based on the stated advance rate of 50% under the borrowing base.
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The impact of downgrades by rating agencies to the United States government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the United States and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. The decision made in the United Kingdom referendum to leave the EU (commonly known as “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Since the Brexit referendum, the EU has extended the Brexit deadline several times to allow the UK parliament to ratify a withdrawal agreement, and most recently, under current Prime Minister Boris Johnson, the House of Commons passed the Brexit deal on December 20, 2019. The European Parliment ratified the Brexit deal, and on January 31, 2020, the UK formally left the EU. The UK will now enter into a transition period until December 31, 2020, where agreements surrounding trade and other aspects of the UK's future relationship with the EU will be formalized. It is unclear what form the future relationship between the UK and the EU will take, and it may have a significant impact on the economies of the UK and EU, as well as the broader global economy, which may cause increased volatility and illiquidity. Failure to come to terms on a free trade deal could result in checks and tariffs on UK goods traveling to the EU and thus prolong economic uncertainty. Additionally, volatility in the Chinese stock markets and global markets for commodities and as a result of global health emergencies may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the United States and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Events outside of our control, including public health crises, may negatively affect the results of our operations.
Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect our operating results. For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China, which has resulted in the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories across China. As the potential impact on global markets from the coronavirus is difficult to predict, the extent to which the coronavirus may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.
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
Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
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
Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our, and our portfolio companies’ business, results of operations or financial condition.
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
In addition, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and our accounting practices described in this Annual Report on Form 10-K, and may shift our investment focus from the areas of expertise of OFS Advisor to other types of investments in which OFS Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.
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
Our board of directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
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
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
Risks Related to OFS Advisor and its Affiliates
We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
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
We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts.
Conflicts may arise when we make an investment in conjunction with an investment being made by Affiliated Accounts, or in a transaction where another Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one Affiliated Account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these Affiliated Accounts may invest in different types of securities in a single portfolio company. Questions arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced.
We may invest in debt and other securities of companies in which other Affiliated Accounts hold those same securities or different securities, including equity securities. In the event that such investments are made by us, our interests will at times conflict with the interests of such other Affiliated Accounts, particularly in circumstances where the underlying company is facing financial distress. Decisions about what action should be taken, particularly in troubled situations, raises conflicts of interest, including, among other things, whether or not to enforce claims, whether or not to advocate or initiate a restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring. The involvement of multiple Affiliated Accounts at both the equity and debt levels could inhibit strategic information exchanges among fellow creditors, including among us and other Affiliated Accounts. In certain circumstances, we or other Affiliated Accounts may be prohibited from exercising voting or other rights and may be subject to claims by other creditors with respect to the subordination of their interest.
For example, in the event that one Affiliated Account has a controlling or significantly influential position in a portfolio company, that Affiliated Account may have the ability to elect some or all of the board of directors of such a portfolio company, thereby controlling the policies and operations, including the appointment of management, future issuances of securities, payment of dividends, incurrence of debt and entering into extraordinary transactions. In addition, a controlling Affiliated Account is likely to have the ability to determine, or influence, the outcome of operational matters and to cause, or prevent, a change in control of such a portfolio company. Such management and operational decisions may, at times, be in direct conflict with us or other Affiliated Accounts that have invested in the same portfolio company that do not have the same level of control or influence over the portfolio company.
If additional capital is necessary as a result of financial or other difficulties, or to finance growth or other opportunities, we or other Affiliated Accounts may or may not provide such additional capital, and if provided each Affiliated Account will supply such additional capital in such amounts, if any, as determined by OFS Advisor and/or OFS Advisor’s affiliates. Investments by more than one Affiliated Account in a portfolio company also raises the risk of using assets of an Affiliated Account of OFS Advisor to support positions taken by other Affiliated Accounts, or that a client may remain passive in a situation in which it is entitled to vote. In addition, there may be differences in timing of entry into, or exit from, a portfolio company for reasons such as differences in strategy, existing portfolio or liquidity needs, different Affiliated Account mandates or fund differences, or different securities being held. These variations in timing may be detrimental to us.
The application of our investment mandate as compared to investment mandates of other Affiliated Accounts and the policies and procedures of OFS Advisor and OFS Advisor's affiliates are expected to vary based on the particular facts and circumstances surrounding each investment by two or more Affiliated Accounts, in particular when those Affiliated Accounts are in different classes of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure) and, as such, there may be a degree of variation and potential inconsistencies, in the manner in which potential or actual conflicts are addressed.
Our independent directors may face conflicts of interest related to their obligations to the affiliated funds for which they also serve as independent directors.
The independent directors of our board of directors also comprise the independent directors of the board of directors of HPCI, an affiliated BDC that is also managed by OFS Advisor. Additionally, one of our independent directors also serves as an independent director on the board of directors of OCCI. In their capacities as directors for an affiliated fund board, the independent directors have a duty to make decisions on behalf of that affiliated fund that are in the best interests of that affiliated fund and its stockholders.  Accordingly, our independent directors may face conflicts of interest when making a decision on behalf of one affiliated fund that may not be in the best interest of the other affiliated fund(s). For example, the SEC has granted exemptive relief to us, OFS Advisor, HPCI, OCCI, and certain other of our affiliates to co-invest in certain transactions that would otherwise be prohibited by the 1940 Act. In accordance with that relief, the independent directors must make certain findings on behalf of each affiliated fund with respect to initial co-investment transactions, including that the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the affiliated fund and its stockholders and do not involve overreaching in respect of the affiliated fund or its stockholders on the part of any of the other participants in the proposed transaction. Under such circumstances, the independent directors may face conflicts of interest when making these determinations on behalf of us, HPCI and OCCI.
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
When not relying on the Order, priority as to opportunities will generally be given to clients that are in their “ramp-up” period, or the period during which the account has yet to reach sufficient scale such that its investment income covers its operating expenses, over the accounts that are outside their ramp-up period but still within their investment or re-investment periods. However, application of one or more of the factors listed above, or other factors determined to be relevant or appropriate, may result in the allocation of an investment opportunity to a fund no longer in its ramp-up period over a fund that is still within its ramp-up period.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, as modified by the SBCAA, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets decline, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
On May 3, 2018, the Board, including a "required majority" (as such item is determined in section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us and, as a result, the reduced asset coverage ratio applicable to us was decreased from 200% to 150% effective May 3, 2019. See "Item 1A. Risk Factors--Risks

Related to our Business and Structure--Because we have received the approval of our Board, we are subject to 150% Asset Coverage beginning on May 3, 2019."
As of December 31, 2019, we had $359.2 million of debt outstanding. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all. We have received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from our definition of senior securities in our statutory asset coverage ratio under the 1940 Act.
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
We are a non-diversified management investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. We and OFS Advisor’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation damage to business relationships and damage to our competitiveness, stock price, and long-term stockholder value. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data.  If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
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
When we invest in senior secured, unitranche, second-lien and mezzanine loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, except as described below, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. In the case of SBIC I LP, our wholly owned subsidiary, we will not receive direct benefits from the sale of assets in its portfolio. Rather, our return on our investment in such assets will depend on the ability of SBIC I LP’s portfolio to generate cash flow in excess of payments required, as appropriate, to be made to other parties under the terms of the SBA debentures, and distribution, subject to SBA regulation, of the excess to us.
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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

Additionally, on July 12, 2019 the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. On December 30, 2019, the SEC’s Chairman, Division of Corporate Finance and Office of the Chief Accountant issued a statement to encourage audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and, specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR, as the risks associated with the discontinuation of LIBOR and transition to an alternative reference rate will be exacerbated if the work is not completed in a timely manner.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.
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
If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2019, our net asset value per share was $12.46. The daily average closing price of our shares on the Nasdaq Global Select Market for the year ended December 31, 2019 was $11.74. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.
Our Unsecured Notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities.
Our Unsecured Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Unsecured Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding (including the PWB Credit Facility and the BNP Facility) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Unsecured Notes.
The Unsecured Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Unsecured Notes are obligations exclusively of OFS Capital Corporation, and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the Unsecured Notes, and the Unsecured Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Unsecured Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Unsecured Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Unsecured Notes will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including SBIC I LP and OFSCC-FS. Certain of these entities currently serve as guarantors under the PWB Credit Facility or the BNP Facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the Unsecured Notes.
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
On or after April 30, 2020 for the Unsecured Notes Due April 2025, October 31, 2020 for the Unsecured Notes Due October 2025 or October 31, 2021 for the Unsecured Notes Due October 2026, we may choose to redeem the Unsecured Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the Unsecured Notes. If prevailing rates are lower at the time of redemption, and we redeem the Unsecured Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Unsecured Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Unsecured Notes as the optional redemption date or period approaches.

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
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2019. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock and Holders
Our common stock is traded on the Nasdaq Global Select Market under the symbol "OFS". The last reported sale price for our common stock on the Nasdaq Global Select Market on March 6, 2020 was $10.04 per share. As of March 6, 2020, there were two holders of record of the common stock, one of which was OFSAM. The other holder of record does not identify stockholders for whom shares are held beneficially in “nominee” or “street name.”
The following table lists the high and low closing sale price for our common stock, net asset value per share, and the cash distributions per share that we have declared on our common stock for each fiscal quarter during the last two most recently completed fiscal years and the current fiscal year through March 8, 2020. The stock quotations are inter-dealer quotations and do not include markups, markdowns or commissions.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share(2)
Period		High	Low
Fiscal 2020
First Quarter(3)	*	$11.97	$10.04	*	*	$0.34
Fiscal 2019
Fourth Quarter	$12.46	$12.01	$10.99	-3.6%	-11.8%	$0.34
Third Quarter	$12.74	$12.27	$10.98	-3.7%	-13.8%	$0.34
Second Quarter	$12.95	$12.80	$11.85	-1.2%	-8.5%	$0.34
First Quarter	$13.04	$12.52	$10.77	-4.0%	-17.4%	$0.34
Fiscal 2018
Fourth Quarter	$13.10	$11.95	$9.89	-8.8%	-24.5%	$0.34
Third Quarter	$13.75	$12.70	$11.48	-7.6%	-16.5%	$0.34
Second Quarter	$13.70	$12.20	$10.65	-10.9%	-22.3%	$0.34
First Quarter	$13.68	$12.50	$10.98	-8.6%	-19.7%	$0.71	(4)

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(2)	The return of capital portion of these distributions for the years ended December 31, 2019 and 2018 were $-0- and $-0-, respectively.

(3)	Period from January 1, 2020 through March 8, 2020.

(4)	Includes a special dividend of $0.37 per share representing undistributed net long-term capital gains realized by the Company in 2017.
*    Not determinable at the time of filing.
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

The following table summarizes the shares of common stock that we repurchased under the Stock Repurchase Program during the years ended December 31, 2019 and 2018 (amount in thousands except shares).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
May 22, 2018 through December 31, 2018	300	$10.29	300	$9,997
January 1, 2019 through December 31, 2019	—	—	—	—
Total	300	$10.29	300	$9,997

Sales of Unregistered Securities
There was $0.2 million of distributions reinvested during the year ended December 31, 2019 under the DRIP.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index, for the last five fiscal years. The graph assumes that, on December 31, 2014, a person invested $100 in our common stock, the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index. The graph measures total stockholder return, which takes into account changes in stock price and assumes reinvestment of all dividends and distributions prior to any tax effect.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
OFS Capital Corporation	100.0	109.7	146.0	139.6	143.8	170.1
S&P 500	100.0	101.4	113.5	138.3	132.2	173.9
SNL U.S. RICs	100.0	96.7	119.6	122.1	118.1	152.3
Russell 1000	100.0	100.9	113.1	137.6	131.0	172.2
The graph and other information under the heading "Stock Performance Graph" in Part II Item 5 of this Annual Report on Form 10-K is "furnished" and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference in any filing under the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Fees and Expenses
The following table is intended to assist you in understanding the costs and expenses that you will bear directly or indirectly. We caution you that the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “us,” “the Company” or “OFS Capital,” or that “we” will pay fees or expenses, you will indirectly bear such fees or expenses as an investor in OFS Capital.

Stockholder transaction expenses:
Sales load borne by us (as a percentage of offering price)	—%	(1)
Offering expenses borne by us (as a percentage of offering price)	—%	(1)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00	(2)
Total Stockholder transaction expenses (as a percentage of offering price)	—%	(1)

Annual expenses (as a percentage of net assets attributable to common stock)(9):
Base management fees payable under the Investment Advisory Agreement	5.38%	(3)
Incentive fees payable under the Investment Advisory Agreement	2.73%	(4)
Interest payments on borrowed funds	10.91%	(5)
Other expenses	2.76%	(6)
Total annual expenses	21.78%
Base management fee reduction	(0.08)%	(8)
Total annual expenses, net of fee waiver	21.70%	(7)

(1)
The amounts set forth in this table do not reflect the impact of any sales load, sales commission or other offering expenses borne by the Company and its stockholders. If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the offering price and the estimated offering expenses and total stockholder transaction expenses borne by the Company and its common stockholders as a percentage of the offering price. In the event that shares of our common stock are sold to or through underwriters, the applicable prospectus or prospectus supplement will also disclose the applicable sales load.

(2)
The expenses of the dividend reinvestment plan are included in “other expenses.” The plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan except that, if a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds.

(3)
Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents, and the intangible asset and goodwill resulting from the SBIC Acquisitions; but including assets purchased with borrowed amounts, and including assets owned by any consolidated entity). This item represents projected base management fees for the the next twelve month assuming no additional leverage is incurred. We increased our leverage to a level below a 200% asset coverage ratio, as permitted under the SBCAA. As discussed in footnote (8), below, OFS Advisor agreed to reduce a portion of its base management fee on certain assets associated with the increase in leverage; the base management fees of 5.38% presented in the table above does not reflect the effect of the base management fee reduction on certain assets. See “Management and Other Agreements — Investment Advisory Agreement”.

(4)
The Part One incentive fee was estimated based on our projected results of operations for the next twelve months including the anticipated impact of additional assets purchased with the added leverage discussed in footnote (5) and assumed yields thereon, and the effects of the expected base management fee waiver discussed in footnote (3). The Part Two incentive fee will be accrued, but not necessarily become payable, if, on a cumulative basis, the sum of net realized capital gains and losses plus net unrealized appreciation and depreciation is positive. Net realized gains and losses result from sales transactions and no such transactions are currently contemplated by OFS Advisor; and unrealized capital gains or losses result from fluctuations in the fair value of our investments, which vary substantially from period to period and cannot be reasonably predicted. Accordingly, the Part Two fee in the table above is -0-%.

The two parts of the incentive fee follows:

•
The first ("Part One"), payable quarterly in arrears, equals 20.0% of our pre-incentive fee net investment income initially calculated based on values at the closing of this offering (including income that is accrued but not yet received in cash), subject to a 2.0% quarterly (8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, OFS Advisor receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0% but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, OFS Advisor will receive 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply.
The hurdle rate is fixed at 2.0% quarterly (8% annualized), which means that, if interest rates rise, it will be easier for our pre-incentive fee net investment income to surpass the hurdle rate, which could lead to the payment of fees to OFS Advisor in an amount greater than expected. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

•
The second part ("Part Two"), payable annually in arrears, equals 20.0% of our realized capital gains on a cumulative basis, if any (or upon the termination of the Investment Advisory Agreement, as of the termination date), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The incentive fee is determined on a consolidated basis. We accrue the Part Two incentive fee if, on a cumulative basis, the sum of net realized capital gains and losses plus net unrealized appreciation and depreciation is positive. See “Management and Other Agreements — Investment Advisory Agreement.”

(5)
The borrowing costs included in the table above are based on our December 31, 2019 balance sheet (which could be subject to change) at a level equivalent to a debt-to-equity ratio of up to 2.16x (equivalent to $2.16 of debt outstanding for each $1 of equity) which is also equivalent to having an asset coverage ratio of 180% (which excludes the SBA debentures as a result of exemptive relief granted to us by the SEC) as permitted under the SBCAA, and assuming a weighted average interest rate for total outstanding debt of 5.06%.

We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We do not expect to issue any preferred stock during the next twelve months and, therefore, have not included the cost of issuing and servicing preferred stock in the table. Availability under the PWB Credit Facility as of December 31, 2019, was $69.0 million based on the stated advance rate of 50% under the borrowing base, and the $-0- million outstanding as of December 31, 2019. Our stockholders will bear directly or indirectly the costs of borrowings under any debt instruments we may enter into.

(6)
Includes our overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by OFS Services. See “Management and Other Agreements — Administration Agreement.”

(7)
Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”) in which we invest. We do not currently invest in underlying funds or other investment companies and therefore do not expect to incur any acquired fund fees and expenses. The indirect expenses that will be associated with our Structured Finance Note investments are not included in the fee table presentation, but if such expenses were included in the fee table presentation then our total annual expenses would have been 21.75%.

(8)
OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 1.75% to 1.00% on the average total assets at the end of the two most recently completed quarters on assets held by the Company through OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company. The base management fee reduction will be renewable on an annual basis and the amount of the base management fee reduction with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor.

(9)	Estimated.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above. The expense amounts assume an annual base management fee 1.75% for each year. Transaction expenses are not included in the following example.
While the example assumes, as required by the applicable rules of the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. The incentive fee under the Investment Management Agreement, which, assuming a 5.0% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the above example. The above illustration assumes that we will not realize any capital gains (computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses and returns to our investors would be higher. For example, if we assumed that we received our 5.0% annual return completely in the form of net realized capital gains on our investments, computed net of all cumulative unrealized depreciation on our investments, the projected dollar amount of total cumulative expenses set forth in the above illustration would be as follows:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$163	$421	$610	$888
While the examples assume reinvestment of all distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the dividend payment date. The market price per share of our common stock may be at, above or below net asset value.
The example should not be considered a representation of future expenses, and actual expenses may be greater or less than those shown.

SENIOR SECURITIES
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following tables for the years ended December 31, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012. The senior securities table as of December 31, 2019 was audited by KPMG LLP and the senior securities table as of December 31, 2018, 2017, 2016, 2015, 2014, 2013, and 2012 were audited by our former independent registered public accounting firm. Information as of December 31, 2013 and 2012 was audited by our previous independent registered public accounting firm. The “ — ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities. The reports of our current and former independent registered public accounting firms on the senior securities table are attached as an exhibit to this Annual Report.

(dollar amounts in thousands, except per unit data) Class and Year	Total Amount Outstanding Excluding Treasury Securities(1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
BNP Facility
December 31, 2019	$56,450	$6,659	—	N/A

5.95% Notes due 2026
December 31, 2019	$54,325	$6,920	—	24.75

6.50% Notes due 2025
December 31, 2019	48,525	$7,747	—	25.29
December 31, 2018	48,525	$5,817	—	24.43

6.375% Notes due 2025
December 31, 2019	$50,000	$7,519	—	25.30
December 31, 2018	$50,000	$5,645	—	24.84

PWB Credit Facility
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$12,000	$23,521	—	N/A
December 31, 2017	$17,600	$11,540	—	N/A
December 31, 2016	$9,500	$15,821	—	N/A
December 31, 2015	$—	$—	—	N/A

WM Credit Facility(6)
December 31, 2014	$72,612	$2,847	—	N/A
December 31, 2013	$108,955	$2,256	—	N/A
December 31, 2012	$99,224	$2,429	—	N/A

SBA debentures (SBIC I LP)(5)
December 31, 2019	$149,880	$—	—	N/A
December 31, 2018	$149,880	$—	—	N/A
December 31, 2017	$149,880	$—	—	N/A
December 31, 2016	$149,880	$—	—	N/A
December 31, 2015	$149,880	$—	—	N/A
December 31, 2014	$127,295	$—	—	N/A
December 31, 2013	$26,000	$—	—	N/A
December 31, 2012	$—	$—	—	N/A

(dollar amounts in thousands, except per unit data) Class and Year	Total Amount Outstanding Excluding Treasury Securities(1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Total Senior Securities(7)
December 31, 2019	$359,180	$1,796	—	N/A
December 31, 2018	$260,405	$2,554	—	N/A
December 31, 2017	$167,480	$11,540	—	N/A
December 31, 2016	$159,380	$15,821	—	N/A
December 31, 2015	$149,880	$—	—	N/A
December 31, 2014	$199,907	$2,847	—	N/A
December 31, 2013	$134,955	$2,256	—	N/A
December 31, 2012	$99,224	$2,429	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the class of senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit.”

(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “ — ” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)
Average market value per unit for our unsecured notes represents the average of the daily closing prices as reported on the Nasdaq Market during the period presented. Not applicable to our PWB Credit Facility, BNP Facility, WM Credit Facility or SBA debentures because these senior securities are not registered for public trading.

(5)	The SBA debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.

(6)
The secured revolving line of credit with Wells Fargo Bank, N.A., as lender and OFS Capital WM, LLC, a previous wholly owned investment company subsidiary of the Company, as borrower (the "WM Credit Facility") was terminated on May 25, 2015.

(7)    The Asset Coverage Per Unit does not include the SBA debentures as described in footnote 5 above.

Item 6.	Selected Consolidated Financial Data
The following selected financial and other data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report on Form 10-K (amounts in thousands, except per share data and number of portfolio companies at period end):

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Investment income
Interest income	$48,902	$38,607	$28,124	$26,400	$27,764
PIK interest income	926	1,193	1,508	1,194	1,206
Dividend income	502	315	482	475	245
Preferred equity PIK dividend income	899	906	1,399	1,433	1,116
Fee income	1,292	1,813	1,913	1,592	1,933
Total investment income	52,521	42,834	33,426	31,094	32,264
Expenses
Management fees	8,271	6,335	4,999	4,516	5,225
Incentive fees, net of waiver	4,760	4,387	2,962	3,333	2,627
Other expenses	20,439	13,727	9,588	9,100	11,001
Total expenses, net	33,470	24,449	17,549	16,949	18,853
Net investment income	19,098	18,385	15,877	14,145	13,411
Net realized gain (loss) on investments	(3,900)	(4,779)	6,833	2,404	(1,562)
Net unrealized appreciation (depreciation) on investments	(5,645)	(4,034)	(14,800)	(2,721)	6,382
Net increase in net assets resulting from operations	9,553	9,572	7,910	13,828	18,231
Per share data:
Net asset value	$12.46	$13.10	$14.12	$14.82	$14.76
Net investment income	1.43	1.38	1.28	1.46	1.39
Net realized gain (loss) on investments	(0.29)	(0.36)	0.55	0.25	(0.17)
Net unrealized appreciation (depreciation) on investments	(0.42)	(0.30)	(1.19)	(0.29)	0.66
Net increase in net assets resulting from operations	0.71	0.72	0.64	1.43	1.89
Distributions declared (1)	1.36	1.73	1.36	1.36	1.36
Total return based on market value (7)	18.3%	3.5%	(4.7)%	32.3%	9.0%
Balance sheet data at period end:
Investments, at fair value	$516,931	$396,797	$277,499	$281,627	$257,296
Cash and cash equivalents	13,447	38,172	72,952	17,659	32,714
Other assets	7,810	6,452	7,327	5,744	4,666 (2)
Total assets	538,188	441,421	357,778	305,030	294,676 (2)
Debt	352,478	254,826	164,823	156,343	146,460 (2)
Total liabilities	371,561	266,398	169,442	161,252	151,664 (2)
Total net assets	166,627	175,023	188,336	143,778	143,012
Other data (unaudited):
Weighted average yield on performing debt and Structured Finance Note investments (3) (6)	10.40%	11.50%	12.11%	12.08%	11.89%
Weighted average yield on total debt and Structured Finance Note investments (4) (6)	9.94%	11.12%	11.59%	11.72%	11.84%
Weighted average yield on total investments (5) (6)	9.59%	10.49%	10.35%	10.88%	10.79%
Number of portfolio companies at end of year	85	50	37	41	39

(1)	The return of capital portion of these distributions for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, was $0, $0, $0, $0.09, and $0.23, respectively.

(2)
On January 1, 2016, we adopted ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

(3)
The weighted average yield on our performing debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments plus the annualized accretion of Net Loan Fees; and (ii) the annual effective yield on Structured Finance Notes divided by (b) amortized cost of our debt and Structured Finance Note investments, excluding debt investments in non-accrual status as of the balance sheet date.

(4)
The weighted average yield on our total debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments plus the annualized accretion of Net Loan Fees and (ii) plus the annual effective yield on Structured Finance Notes divided by (b) amortized cost of our debt and Structured Finance Note investments, including debt investments in non-accrual status as of the balance sheet date.

(5)
The weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments plus the annualized accretion of Net Loan Fees, (ii) the effective yield on our performing preferred equity investments, and (iii) the annual effective yield on Structured Finance Notes, divided by (b) amortized cost of our total investment portfolio, including debt investments in non-accrual status as of the balance sheet date.

(6)
The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

(7)	Calculation is ending market value less beginning market value, adjusting for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or an SBIC, or maintaining our tax treatment as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our ability to replicate historical results;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	our ability to comply with SBA regulations and requirements;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to incur additional leverage pursuant to the SBCAA and the impact of such leverage on our net investment income and results of operations;

•	competition for investment opportunities;

•	our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers and the impact on our risk profile;

•	the percentage of investments that will bear interest on a floating rate or fixed rate basis;

•	the ability of SBIC I LP to make distributions enabling us to meet RIC requirements;

•	plans by SBIC I LP to repay its outstanding SBA debentures;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
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
Critical Accounting Policies and Significant Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.
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
Revenue recognition
Our investment activities frequently involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or "follow-on" transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, Structured Finance Notes, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. Acquired rights and financial instruments together, referred to as Instruments.
The revenue recognized on these instruments is a function of the fee or other consideration allocated to them, including amounts allocated to loan syndication fees or capital structuring fees, at the time of acquisition. Additionally, subsequent amendments to these instruments can involve both:

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
Fair value estimates
As of December 31, 2019, total investments representing approximately 96% of our total assets were carried on the consolidated balance sheet at fair value. As discussed more fully in “Item 8.–Financial Statements–Note 2” GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as Level 2 and Level 3, with a significant portion of our investments classified as Level 3. We typically do not hold equity securities or other instruments that are actively traded on an exchange.
As described in “Item 8.–Financial Statements–Note 5”, we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair values of our investments. The most significant unobservable inputs in the Level 3 fair value measurements are the discount rates, and EBITDA multiples. Investments classified as Level 2 are measured on the basis of NBIB provided by pricing services.

Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in each investment. Management uses two primary methods to estimate discount rates: a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a synthetic debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. Management may also use a relative value method to estimate yields, which involves measuring the discount rate of non-traded subject debt investments based on an expected or assumed relationship between NBIB or observed prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of unobservable inputs utilized in estimating the discount rate on the subject investment to its internal rate of return at close or purchase date. These methods generally produce a range of discount rates, and we generally select the midpoint of the range for use in fair value measures, subject to limitations on the basis of the borrowers' ability to prepay the debt without penalty.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2019 (dollar amounts in thousands):

	Fair Value at December 31, 2019	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior Secured	$375,265	$370,126	$380,219
Senior Secured (valued at Transaction Price)	33,459	33,459	33,459
Subordinated	43,090	42,352	43,830

Investments:
Structured Finance Notes	21,610	20,783	22,437

Equity investments:
Preferred equity	17,729	16,595	20,202
Common equity and warrants	24,278	19,869	27,645
Common equity and warrants (valued at Transaction Price)	1,500	1,500	1,500
	$516,931	$504,684	$529,292
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
On June 11, 2019, OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 0.4375% per quarter (1.75% annualized) to 0.25% per quarter (1.00% annualized) of the OFSCC-FS Assets at the end of the two most recently completed calendar quarters to the extent that such portion of the OFSCC-FS Assets are financed using leverage (also calculated on an average basis) that causes the Company’s statutory asset coverage ratio to fall below 200%. When calculating its statutory asset coverage ratio, the Company excludes its SBA guaranteed debentures from its total outstanding senior securities as permitted pursuant to exemptive relief granted by the SEC dated November 26, 2013. Effective January 1, 2020, OFS Advisor agreed to further reduce the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the portion of total assets held by the Company through OFSCC-FS at the end of the two most recently completed calendar quarters without regard to the statutory asset coverage ratio. The base management fee reduction by OFS Advisor is renewable on an annual basis and the amount of the base management fee reduction with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs managed by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser or collateral manager to CLOs and other assets, including HPCI and OCCI. Additionally, OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a Delaware limited liability company which is a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a Maryland corporation that qualifies as a real estate investment trust. Additionally, OFS Advisor expects to provide sub-advisory services to CIM Real Assets & Credit Fund, a newly organized externally managed registered investment company that intends to operate as an interval fund that expects to invest primarily in a combination of real estate, credit and related investments.
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, five percent or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases from, sales of assets to, or joint transactions with, such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases from, sales of assets to, or joint transactions with, the BDC’s officers, directors, and employees, and advisor (and its control affiliates).
BDCs may, however, invest alongside certain related parties or their respective other clients in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, a BDC may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the BDC and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the BDC’s advisor, acting on the BDC’s behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the BDC’s interests and those of other accounts.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain BDCs, registered investment companies and private funds managed by OFS Advisor, or any adviser that controls, is controlled by, or is under common control with, OFS Adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Pursuant to the Order, we are generally permitted to participate in a co-investment transaction if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We have applied for the New Order, which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.
Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Questions arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. See "Item 1A. Business — Conflicts of Interest", "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates —We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts" and ""Item 1A. Risk Factors — Regulations — Conflicts of Interest - Conflicts Related to Portfolio Investments."
Portfolio Composition and Investment Activity
Our portfolio consists of investments in the debt and equity securities of portfolio companies, as well as indirect investments in such securities through investment in other investment companies including CLO structured finance notes.
Portfolio Composition
As of December 31, 2019, the fair value of our debt investment portfolio totaled $451.8 million in 79 portfolio companies, of which 90% and 10% were senior secured loans and subordinated loans, respectively, and approximately $43.5 million in equity investments, at fair value, in 15 portfolio companies in which we also held debt investments. We also have six portfolio companies in which we solely held an equity investment, as well as four investments in Structured Finance Notes with a fair value of $21.6 million. We had unfunded commitments of $4.8 million to four portfolio companies at December 31, 2019. Set forth in the tables and charts below is selected information with respect to our portfolio as of December 31, 2019 and 2018.
The following table summarizes the composition of our Direct Investments as of December 31, 2019 and 2018 (dollar amounts in thousands):

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$421,970	$408,724	$325,873	$319,017
Subordinated debt investments	56,731	43,091	56,212	44,540
Preferred equity	21,925	17,729	19,620	14,613
Common equity and warrants	14,919	25,777	11,606	18,627
Total	$515,545	$495,321	$413,311	$396,797
Total number of portfolio companies	85	85	50	50

(1)
Includes debt investments in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co-lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $65,300 and $65,337 at December 31, 2019, respectively, and $68,207 and $67,480, at December 31, 2018, respectively.

As of December 31, 2019, our investment portfolio’s three largest industry groups by fair value, were (1) Health Care and Social Assistance (14.8%), (2) Manufacturing (15.8%), and (3) Information (11.4%), totaling approximately 41.9% of the investment portfolio. For a full summary of our investment portfolio by industry, see "Note 4, Investments" to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$181,980	$169,230	$185,999	$178,772
SBIC LP	256,858	246,371	221,559	212,675
OFSCC-FS	88,458	88,936	—	—
OFSCC-MB	11,375	12,394	5,753	5,350
Total investments	$538,671	$516,931	$413,311	$396,797

The following table presents our debt investment portfolio by investment size as of December 31, 2019 and 2018 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Up to $4,000	$77,809	16.3%	$24,785	6.4%	$75,033	16.6%	$25,117	6.9%
$4,001 to $7,000	71,558	14.9	66,756	17.5	68,806	15.2	60,151	16.5
$7,001 to $10,000	95,567	20.0	92,389	24.2	77,978	17.3	92,687	25.5
$10,001 to $13,000	54,273	11.3	44,527	11.7	53,903	11.9	34,032	9.4
Greater than $13,000	179,494	37.5	153,628	40.2	176,095	39.0	151,570	41.7
Total	$478,701	100.0%	$382,085	100.0%	$451,815	100.0%	$363,557	100.0%
The following table displays the composition of our performing debt investment and Structured Finance Note portfolio by weighted average yield as of December 31, 2019 and 2018:

	December 31,
	2019				2018
Weighted Average Yield - Performing Debt Investments (1)	Senior Secured Debt	Subordinated Debt	Structured Finance Notes	Total	Senior Secured Debt	Subordinated Debt	Total
Less than 8%	20.1%	—%	—%	17.3%	0.7%	—%	0.7%
8% – 10%	21.5	—	—	18.5	22.5	—	19.8
10% – 12%	48.8	8.6	—	42.7	42.9	26.9	41.0
12% – 14%	8.4	38.3	25.1	12.0	29.5	56.5	32.7
Greater than 14%	1.2	53.1	74.9	9.5	4.4	16.6	5.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield – performing debt and Structured Finance Note investments (1)	9.80%	13.52%	15.13%	10.40%	11.33%	12.74%	11.50%
Weighted average yield – total debt and Structured Finance Note investments (2)	9.57%	10.57%	15.13%	9.94%	11.33%	9.93%	11.12%
(1) The weighted average yield on our performing debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest on debt investments plus the annualized accretion of Net Loan Fees; and (ii) the annual effective yield on Structured Finance Notes divided by (b) the sum of the amortized cost of our debt and Structured Finance Note investments, in each case, excluding debt investments in non-accrual status as of the balance sheet date.

(2)
The weighted average yield on our total debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest on debt investments plus the annualized accretion of Net Loan Fees and (ii) plus the annual effective yield on Structured Finance Notes divided by (b) the sum of the amortized cost of our debt and Structured Finance Note investments, in each case, including debt investments in non-accrual status as of the balance sheet date.

The weighted average yield on total investments was 9.59% and 10.49%, at December 31, 2019 and 2018, respectively. Weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, (ii) plus the annual effective yield on Structured Finance Notes, (iii) plus the effective yield on our performing preferred equity investments, divided by (b) the sum of the amortized cost of our total investment portfolio, in each case, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
The weighted average yield on our performing debt and Structured Finance Notes decreased from 11.5% at December 31, 2018 to 10.40% at December 31, 2019, primarily due to the deployment of $196.2 million in new originations with a weighted average yield of 9.3% during the year ended December 31, 2019, as well as a decrease in three-month LIBOR of 0.83% from December 31, 2018 to December 31, 2019.

As of December 31, 2019 and 2018, floating rate loans at fair value were 93% and 87% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 7% and 13% of our debt investment portfolio, respectively.
Non-Accrual Loans
At December 31, 2019, we had four loans (Community Intervention Services, Inc., Master Cutlery, LLC, Southern Technical Institute, LLC and Constellis Holdings, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $22.2 million and $0.7 million, respectively. The change to non-accrual status for our investment in Constellis Holdings, LLC was effective November 1, 2019.
At December 31, 2018, we had three loans (Community Intervention Services, Inc., Master Cutlery, LLC and Southern Technical Institute, LLC) on non-accrual status with respect to all interest and unamortized Net Loan Fees with an aggregate amortized cost and fair value of $12.4 million and $0.9 million, respectively. See "Item 8.–Financial Statements–Note 4" for further information.
PIK and Cash Dividend Accruals
Payment-in-kind dividends on preferred equity securities are recognized at fair value when earned. However, at December 31, 2019, we owned four preferred equity securities (Master Cutlery, LLC, Stancor, L.P., My Alarm Center, LLC and TRS Services, LLC), with an aggregate amortized cost and fair value of $9.9 million and $5.7 million, respectively, for which, notwithstanding the fair value of the preferred equity securities, the fair value of those securities most-recent PIK dividend as of December 31, 2019, was recognized at $-0-. At December 31, 2018, we owned four preferred equity securities (Master Cutlery, LLC, Stancor, L.P., Southern Technical Institute, LLC and TRS Services, LLC), with an aggregate amortized cost and fair value of $9.9 million and $3.8 million, respectively, for which the fair value of the most-recently recognized PIK dividend as of December 31, 2018, was $0. In addition, beginning June 30, 2017, the Company discontinued recognition of the cash preferred dividend from its investment in Master Cutlery, LLC.
Investment Activity
The following is a summary of our Direct Investment cash investment activity for the years ended December 31, 2019 and 2018 (dollar amounts in millions):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$141.6	$5.6	$196.4	$4.7
Investments in existing portfolio companies:
Follow-on investments	42.0	—	63.6	1.3
Delayed draw funding	9.6	—	6.2	—
Total investments in existing portfolio companies	51.6	—	69.8	1.3
Total investments in new and existing portfolio companies	$193.2	$5.6	$266.2	$6.0
Number of new portfolio company investments	45	3	28	4
Number of existing portfolio company investments	29	—	20	4
Proceeds/distributions from principal payments/equity investments	$60.9	$—	$100.7	$—
Proceeds from investments sold or redeemed	34.8	0.2	39.1	8.3
Total proceeds from principal payments, equity distributions and investments sold	$95.7	$0.2	$139.8	$8.3
We also invested $23.4 million in Structure Finance Notes with a weighted average annual effective yield of 15.1% during the year ended December 31, 2019.

Notable investments in new portfolio companies during the year ended December 31, 2019 include Chemical Resources Holdings, Inc. ($13.6 million senior secured loan and $1.8 million in common equity), TTG Healthcare, LLC ($11.9 million senior secured loan and $2.3 million preferred equity), TalentSmart Holdings, LLC ($9.8 million senior secured loan and $1.5 million common equity), as well as $11.5 million and $10.1 million senior secured loans in Milrose Consultants, LLC and SSJA Bariatric, respectively.

The weighted-average yield of direct debt investments in new portfolio companies during the year ended December 31, 2019 was 8.5%.
Non-cash Investment Activity
On January 31, 2019, Maverick Healthcare Equity, LLC was acquired by a third party in a purchase transaction. Proceeds from this transaction were insufficient to redeem the class of equity held by the Company. Accordingly, we received $-0- proceeds and recognized a net loss of $0.1 million, comprised of $0.9 million realized loss net of $(0.8) million unrealized loss reversal, for the year ended December 31, 2019.
In June 2018, our investment in Southern Technical Institute, LLC was restructured. We converted our subordinated note, SP-1 preferred shares, and warrants for a $1.5 million subordinated loan and 1,764,720 shares of Class A-1 common units. Subsequent to the conversion, we sold our Class A-1 common units but retained a significant economic interest in the units. The cost and fair value of the subordinated loan and economic interest were $0 and $0, respectively, as of December 31, 2018. We recognized a realized loss on the restructuring of Southern Technical Institute, LLC of $5.6 million for the year ended December 31, 2018, of which $4.4 million was recognized as unrealized losses as of December 31, 2017.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2019 and 2018 (dollar amounts in thousands):

	As of December 31,
	2019		2018
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	17,953	4.0	3,788	1.0
3 (Average)	387,654	85.8	329,635	90.7
4 (Special Mention)	45,546	10.1	29,284	8.1
5 (Substandard)	—	—	—	—
6 (Doubtful)	662	0.1	850	0.2
7 (Loss)	—	—	—	—
	$451,815	100.0%	$363,557	100.0%
During the year ended December 31, 2019, we had a debt investment with a risk upgrade from risk category 3 to risk category 2 with a fair value of $14.2 million at December 31, 2019. We also had a debt investment with a risk upgrade from risk category 4 to risk category 3 with a fair value of $14.6 million at December 31, 2019. We had debt investments with risk rating downgrades from risk category 3 to risk category 4 with an aggregate fair value of $34.0 million for the year ended December 31, 2019. We also had a debt investment with risk rating downgrade from risk category 4 to risk category 6 with a fair value of $0.4 million for the year ended December 31, 2019. All other year-over-year changes in the fair value of our debt investments within each category, were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments within the categories, and other investment activity.
During the year ended December 31, 2018, we reclassified three debt investments (TRS Services, LLC, GGC Aerospace Topco L.P. and MTE Holdings Corp.) from risk category 3 to risk category 4, with an aggregate fair value of $21.46 million at December 31, 2017, primarily due to declining performance in the underlying businesses of the portfolio companies. We also reclassified our debt investment in Master Cutlery, LLC, with a fair value of $2.87 million at December 31, 2017, from risk category 5 to risk category 6 and classified the investment as non-accrual with respect to PIK interest and Net Loan Fees. All other year-over-year changes in the fair value of our debt investments within each category, were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments within the categories, and other investment activity.

Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue primarily in the form of interest income on debt investments and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. As of December 31, 2019, floating rate and fixed rate loans comprised 93% and 7%, respectively, of our current debt investment portfolio at fair value; however, in accordance with our investment strategy, we expect that over time the proportion of fixed rate loans will continue to increase. In some cases, our investments provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which are recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and loan syndication fees from certain portfolio companies, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we recognize the excess principal payment as income in the period it is received.
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
Comparison of years ended December 31, 2019, 2018 and 2017.
Consolidated operating results for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Investment income
Interest income:
Cash interest income	$47,510	$36,068	$26,444
Net Loan Fee amortization	1,245	2,288	1,450
Other interest income	147	251	230
Total interest income	48,902	38,607	28,124
PIK income:
PIK interest income	927	1,193	1,508
Preferred equity PIK dividends	898	906	1,399
Total PIK income	1,825	2,099	2,907
Dividend income:
Preferred equity cash dividends	—	—	165
Common equity dividends	502	315	317
Total dividend income	502	315	482
Fee income:
Management, valuation, and syndication	773	922	163
Prepayment, structuring, and other fees	519	891	1,750
Total fee income	1,292	1,813	1,913
Total investment income	52,521	42,834	33,426
Total expenses, net	33,423	24,449	17,549
Net investment income	19,098	18,385	15,877
Net loss on investments	(9,545)	(8,813)	(7,967)
Net increase in net assets resulting from operations	$9,553	$9,572	$7,910
Interest and PIK interest income by debt investment type for the years ended December 31, 2019, 2018 and 2017 are summarized below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Interest and PIK interest income:
Senior secured debt investments	$41,300	$32,127	$21,785
Subordinated debt investments	5,667	7,673	7,847
Structured Finance Notes	2,861	—	—
Total interest and PIK interest income	$49,828	$39,800	$29,632
Comparison of investment income for the years ended December 31, 2019 and 2018:
Interest and PIK interest income increased approximately $10.0 million, due to a $12.7 million increase in recurring interest income caused by a $103 million increase in the average outstanding loan balance during 2019 along with a decrease of

$1.8 million in recurring interest income resulting from a 43 basis point decrease in the weighted average yield in our debt portfolio during the year ended December 31, 2019. Acceleration of Net Loan Fees of $0.3 million and $1.1 million were included in interest income for the years ended December 31, 2019 and 2018, respectively, from the repayment of loans prior to their scheduled due dates.
We recognized prepayment fees of $0.4 million resulting from $56.8 million of unscheduled principal payments during the year ended December 31, 2019, compared to $0.9 million from $50.0 million of unscheduled principal payments during the year ended December 31, 2018. We recognized syndication fees of $0.7 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively, resulting from approximately $91.5 million and $64.0 million in loan originations during that period in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
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
Expenses

	Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Interest expense	$15,829	$9,232	$5,813
Management fees	8,271	6,335	4,999
Incentive fee, net of waiver	4,760	4,387	2,962
Professional fees	1,814	1,245	1,115
Administration fee	1,747	1,601	1,314
General and administrative expenses	1,002	1,649	1,346
Total expenses, net of waiver	$33,423	$24,449	$17,549

Comparison of expenses for the years ended December 31, 2019 and 2018:
Interest expense increased by $6.6 million primarily due to an increase of $100.9 million in the average amount of outstanding borrowings, primarily due to a full year of the Unsecured Notes Due October 2025 outstanding, the establishment of the BNP Facility in June 2019, and the issuance of the Unsecured Notes Due 2026 in October 2019. See "Item 8.–Financial Statements–Note 7" for details.
Management fee expense increased by $2.0 million due to an increase in our average total assets, primarily due to an increase in net investment activity from our increase in leverage through the establishment of the BNP Facility and the issuance of the Unsecured Notes Due 2026.
Incentive fee expense increased by $0.4 million primarily due to a $0.7 million increase in net investment income relating to the increase in our leverage throughout the fiscal year.
Professional fees increased $0.6 million primarily due to the retention of third-party valuation services, as well as an increase in internal and external audit costs.
Administration fees increased by $0.1 million primarily due to the growth in assets.

General and administrative expenses decreased $0.6 million primarily due to non-recurring legal and other offering costs incurred during the first quarter of 2018 in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions.
Comparison of expenses for the years ended December 31, 2018 and 2017:
Interest expense increased by $3.4 million primarily due to interest expense of $3.1 million associated with the Unsecured Notes issued in April and October of 2018.
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
Net realized and unrealized gain (loss) on investments

	Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Senior secured debt	$(9,809)	$(9,020)	$(4,441)
Subordinated debt	(1,968)	(3,308)	(8,667)
Preferred equity	(89)	(1,993)	5,373
Common equity and warrants	3,837	5,508	(232)
Structured Finance Notes	(1,516)	—	—
Net loss on investments	$(9,545)	$(8,813)	$(7,967)
Year ended December 31, 2019
We recognized net losses of $9.8 million on senior secured debt during the year ended December 31, 2019, primarily as a result of an unrealized loss of $9.0 million on our senior secured debt investment in Constellis Holdings, LLC, offset by unrealized gains of $2.2 million in our remaining senior secured debt investments. We also recognized a realized loss of $2.9 million on the sale of MAI Holdings, LLC.
We recognized net losses of $2.0 million on subordinated debt during the year ended December 31, 2019, primarily as a result of unrealized losses of $1.5 million and $0.6 million on our subordinated debt investments in Online Tech Stores, LLC and Master Cutlery, LLC, respectively, due to the negative impact of specific performance factors.
We recognized net losses of $0.1 million on preferred equity investments for the year ended December 31, 2019, primarily as a result of a $2.3 million unrealized gain on TRS Services, LLC, offset by $2.3 million of unrealized losses on our remaining preferred equity investments. We also recognized a realized loss of $0.1 million on the sale of Maverick Healthcare Equity, LLC.
We recognized net gains of $3.8 million on common equity and warrant investments for the year ended December 31, 2019, as a result of unrealized gains of $3.6 million and $1.6 million on our common equity investments in Pfanstiehl Holdings, Inc. and Professional Pipe Holdings LLC, respectively, offset by net unrealized losses of $1.4 million in our remaining common equity and warrant investments due to net negative impact of portfolio company-specific performance factors.
We recognized net losses of $1.5 million on Structured Finance Notes for the year ended December 31, 2019, as a result of net unrealized losses of $1.5 million, primarily driven by a $0.9 million and $0.6 unrealized loss on Elevation CLO 2017-7, Ltd. and THL Credit Wind River 2019‐3 CLO Ltd., respectively.

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
Liquidity and Capital Resources
At December 31, 2019, we held cash and cash equivalents of $13.4 million, which includes cash and cash equivalents of $1.9 million held by SBIC I LP, our wholly owned SBIC. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to OFS Capital Corporation as parent company (the "Parent"). Any such distributions to the Parent from SBIC I LP are generally restricted to a statutory measure of undistributed accumulated earnings of SBIC I LP under SBA regulation. During the year ended December 31, 2019, the Parent received cash distributions of $19.0 million from SBIC I LP. At December 31, 2019, the Parent had $13.4 million of cash and cash equivalents available for general corporate activities, including approximately $1.9 million held by SBIC I LP that was available for distribution to it. Additionally, as of December 31, 2019, we had $69.0 million of borrowings available through our PWB Credit Facility, as well as unused commitments of $93.6 million under the BNP Facility.
As of December 31, 2019, the aggregate amount outstanding of the senior securities issued by us was $359.2 million, for which our asset coverage was 180%. The SBA debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
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

	Years Ended December 31,
	2019	2018	2017
Cash from net investment income	$20,333	$18,782	$11,451
Net (purchases and originations) repayments of portfolio investments	(121,969)	(119,870)	(778)
Net cash provided by (used in) operating activities	(101,636)	(101,088)	10,673
Proceeds from common stock offering, net of expenses	—	—	53,423
Proceeds from issuance of the Unsecured Notes, net of discounts	52,270	95,446	—
Distributions paid to stockholders	(17,949)	(22,895)	(16,700)
Net borrowings (repayments) under revolving line of credits	44,450	(5,600)	8,100
Payment of debt issuance costs and other financing costs	(1,860)	(643)	(203)
Net cash provided by financing activities	76,911	66,308	44,620
Net increase (decrease) in cash and cash equivalents	$(24,725)	$(34,780)	$55,293
Comparison of the years ended December 31, 2019 and 2018:
At December 31, 2019, we held cash and cash equivalents of $13.4 million, a decrease of $24.7 million from December 31, 2018.
Cash from net investment income
Cash from net investment income increased $2.7 million for the year ended December 31, 2019, compared to the prior year. The increase to cash from net investment income was principally due to an increase in interest income resulting from the deployment of the Unsecured Notes proceeds and the establishment of the BNP Facility.
Net (purchases and originations) repayments of portfolio investments
During the year ended December 31, 2019, net purchases and repayments of portfolio investments decreased $3.3 million compared to the prior year primarily due to a decrease of $52.2 million of principal payments and sale proceeds, offset by a decrease $50.0 million in purchases of portfolio companies.
Proceeds from issuance of the Unsecured Notes, net of expenses
During the year ended December 31, 2019, we issued $54.3 million in Unsecured Notes, with net proceeds of $52.3 million after deducting underwriting discounts and offering costs, which was a decrease of $43.2 million in Unsecured Note issuances compared to the prior year.
Cash distributions paid
Cash distributions decreased $4.9 million for the year ended December 31, 2019 compared to the prior year, due to the $4.9 million special dividend paid in the first quarter of 2018 for an undistributed net long-term capital gains realized by the Company in 2017.
Net borrowings (repayments) under revolving line of credits

During the year ended December 31, 2019, net borrowings increased $50.1 million compared to the prior year, primarily due to the establishment of the BNP Facility to purchase additional first lien senior secured loans. Aggregate borrowings under the BNP Faciliy were $56.5 million as of December 31, 2019.
Payment of debt issuance costs and other financing costs
Payment of debt issuance costs increased $1.2 million for the year ended December 31, 2019 compared to the prior year, primarily due to $1.3 million of costs associated with the closing of the BNP Facility.
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
Borrowings
SBA Debentures
SBIC I LP has a SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate on SBA debentures are fixed at the first pooling date after issuance, which is March and September of each year, at market-driven spreads over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million (or $175 million with SBA approval) when it has at least $75 million in regulatory capital (or $87.5 million with approval to borrow up to $175 million), receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2019 and 2018, SBIC I LP had fully drawn the $149.9 million of leverage commitments from the SBA, which bears interest at a weighted-average fixed cash interest rate of 3.18%.

The following table shows our outstanding SBA debentures payable as of December 31, 2019 and 2018 (in thousands):

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	December 31, 2019	December 31, 2018
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(1,904)	(2,280)
SBA debentures outstanding, net of unamortized debt issuance costs			$147,976	$147,600
On a stand-alone basis, SBIC I LP held $249.6 million and $251.1 million in assets at December 31, 2019 and 2018, respectively, which accounted for approximately 46% and 57% of the Company’s total consolidated assets, respectively.
As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP intends, over time, to repay its outstanding SBA debentures prior to the scheduled maturity dates of its debentures. We do not expect to make new investments through SBIC I LP, other than follow-on investments. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis.
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
PWB Credit Facility
We are party to a BLA with Pacific Western Bank, as lender, to provide us with a senior secured revolving credit facility, or PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments (as defined in the BLA) and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFSCC-MB and secured by all of our current and future assets excluding assets held by SBIC I LP, OFSCC-FS, and the Company’s partnership interests in SBIC I LP and SBIC I GP.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2019, we were in compliance with the applicable covenants.
The terms of the PWB Credit Facility as of December 31, 2019 are as follows (amounts in thousands):

	Maximum Availability	Floor Rate	Interest Rate	Unused Fee	Maturity Date
PWB Credit Facility	$100,000	5.25%	Prime + 0.25%	0.50%	February 28, 2021
Availability under the PWB Credit Facility was $69.0 million, based on the stated advance rate of 50% under the borrowing base, and no outstanding balance as of December 31, 2019.

BNP Facility
On June 20, 2019, we entered into the a revolving credit and security agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator, which provides for borrowings in an aggregate principal amount up to $150.0 million. Borrowings under the BNP Facility bear interest of LIBOR plus an applicable spread, which is determined on the basis of industry-recognized portfolio company metrics at the time of funding. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. The BNP Facility also contains customary events of default, including, without limitation, nonpayment, failure to maintain valid ownership interest in all of the collateral and bankruptcy. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. OFSCC-FS incurred fees to the lenders as well as legal costs of approximately $1.3 million to establish the BNP Facility, which are amortized over the life of the facility.
As of December 31, 2019, the BNP Facility had the following terms and balances (amounts in thousands):

	Principal	Unused Commitment	Effective Interest Rate(1)	Maturity	2019 Interest Expense(2)
BNP Facility	$56,450	$93,550	4.72%	June 20, 2024	$905
(1) The effective interest rate includes deferred debt issuance cost amortization and unused commitment fees.
(2) Interest expense includes deferred issuance costs amortization and unused commitment fees of $0.1 million and $16,000 for the year ended December 31, 2019. Under the terms of the revolving credit and security agreement, BNP waived the unused commitment fees through December 20, 2019.
Unsecured Notes
In April 2018, we publicly offered the Unsecured Notes Due April 2025 with aggregate principal of $50.0 million. The total net proceeds to us from the Unsecured Notes Due April 2025, after deducting underwriting discounts and offering costs of $1.8 million were $48.2 million. In October and November 2018, we publicly offered the Unsecured Notes Due October 2025 with aggregate principal of $48.5 million, which included a partial exercise of the underwriters overallotment option. The total net proceeds to us from the Unsecured Notes Due October 2025, after deducting underwriting discounts and offering expenses of $1.7 million, were $46.8 million. In October and November 2019, we publicly offered the Unsecured Notes Due October 2026 with an aggregate principal of $54.3 million, which included a partial exercise of the underwriters overallotment option. The total net proceeds to us from the Unsecured Notes Due October 2026, after deducting underwriting discounts and offering costs of $1.9 million were $52.4 million. The Unsecured Notes totaled $152.9 million in aggregate principal debt, with net proceeds of $147.4 million to us.
The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility and BNP Facility.
As of December 31, 2019, the Unsecured Notes had the following terms and balances (amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate (1)	Effective Interest Rate (2)	Maturity (3)	2019 Interest Expense (4)
Unsecured Notes Due April 2025	$50,000	6.375%	6.88%	4/30/2025	$3,444
Unsecured Notes Due October 2025	48,525	6.50%	7.01%	10/31/2025	3,483
Unsecured Notes Due October 2026	54,325	5.95%	6.49%	10/31/2026	723
Total	$152,850				$7,650

(1)	The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2019 was 6.26%.

(2)	The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.

(3)
The Unsecured Notes Due April 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2020. The Unsecured Notes Due October 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 31, 2020. The Unsecured Notes Due October 2026 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 31, 2021.

(4)	Interest expense includes deferred issuance costs amortization of $0.6 million for the year ended December 31, 2019.

The average dollar borrowings and average interest rate for all debt the years ended December 31, 2019, 2018 and 2017, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2019	$307,826	4.99%
December 31, 2018	206,936	4.37
December 31, 2017	158,368	3.55
Other Liquidity Matters
We expect to fund the growth of our investment portfolio utilizing future equity offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
A BDC generally is not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Certain provisions of the SBCAA permit BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). As an approximation, prior to the enactment of the SBCAA, the most that a BDC could borrow for investment purposes was $1 for every $1 of investor equity. Now, for those BDCs that satisfy the SBCAA’s approval and disclosure requirements and become subject to the reduced asset coverage ratio, the BDC can borrow $2 for investment purposes for every $1 of investor equity.
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
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements made available under the SBCAA and, as a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective May 3, 2019. See "Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we have received the approval of our Board, we are subject to 150% Asset Coverage effective May 3, 2019." Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of December 31, 2019 (in thousands):

	Principal and Interest Payments due by period (2)
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
PWB Credit Facility (3)	$496	$425	$71	$—	$—
BNP Facility	61,502	2,021	2,021	57,460	—
SBA Debentures(4)	174,101	4,774	23,522	55,642	90,163
Unsecured Notes	191,189	9,574	9,574	9,574	162,467
Total	$427,288	$16,794	$35,188	$122,676	$252,630

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)
The PWB Credit Facility is scheduled to mature on February 28, 2021. The BNP Facility is scheduled to mature on June 20, 2024. The SBA debentures are scheduled to mature between September 2022 and 2025. The Unsecured Notes are scheduled to mature between April 2025 and October 2026.

(3)	Contractual interest is based on LIBOR at December 31, 2019 and assumes no interim additional borrowings or repayments under the credit facilities between December 31, 2019 and maturity.

(4)
SBIC I LP intends, over time, to repay its outstanding SBA debentures prior to the scheduled maturity date of its debentures.  SBIC I LP does not expect to make new investments, other than follow-on investments.

We have entered into contracts with affiliates under which we will incur material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $4.8 million of total unfunded commitments to four portfolio companies at December 31, 2019. See Note 6 for details.
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
Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. For the year ended December 31, 2019, approximately $1.36 per share, $0.00 per share, and $0.00 per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its stockholders, respectively.
For a detailed description of our distributions paid for the years ended December 31, 2019, 2018, and 2017, see "Item 8.–Financial Statements–Note 10."
Recent Developments
On March 11, 2020, our Board declared a distribution of $0.34 per share for the first quarter of 2019, payable on March 31, 2020 to stockholders of record as of March 24, 2020.
On March 1, 2020, SBIC I LP prepaid $16.11 million of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. As of December 31, 2019, 93% of our debt investments bore interest at floating interest rates and 7% of our debt investments bore fixed interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2019, substantially all of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding SBA debentures and Unsecured Notes bear interest at a fixed rate. Our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and LIBOR, with effective interest rates of 6.03% and 4.72%, respectively, as of December 31, 2019.
Assuming that the consolidated balance sheet as of December 31, 2019, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Basis point increase	Interest income	Interest expense	Net increase (decrease)
50	$1,875	$(287)	$1,588
100	3,941	(573)	3,368
150	6,007	(859)	5,148
200	8,073	(1,145)	6,928
250	10,139	(1,431)	8,708

Basis point decrease	Interest income	Interest expense (1)	Net increase (decrease)
50	$(2,064)	$286	$(1,778)
100	(3,433)	572	(2,861)
150	(3,833)	858	(2,975)
200	(4,096)	1,091	(3,005)
250	(4,096)	1,091	(3,005)
(1) Our PWB Credit Facility contains a 5.25% interest rate floor, and therefore a decline in the Prime Rate would not materially impact interest expense. The BNP Facility does not contain an interest rate floor.
Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes as of December 31, 2019, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facility, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFS Capital Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of OFS Capital Corporation and subsidiaries (the Company), including the consolidated schedule of investments, as of December 31, 2019, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2019, by correspondence with the custodian, loan agents, or portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/KPMG LLP
We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 13, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFS Capital Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited OFS Capital Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2019, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 13, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/KPMG LLP
Chicago, Illinois
March 13, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
OFS Capital Corporation
Chicago, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of OFS Capital Corporation (the “Company”), including the consolidated schedule of investments, as of December 31, 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes, including the financial highlights for each of the four years in the period ended December 31, 2018 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of their operations, the changes in their net assets, and their cash flows for each of the two years in the period ended December 31, 2018, and their financial highlights for each of the four years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 by correspondence with the custodian, loan agent, portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2014 to 2019.

Chicago, Illinois
March 15, 2019

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	December 31,
	2019	2018
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $396,201 and $312,223, respectively)	$372,535	$297,749
Affiliate investments (amortized cost of $131,950 and $90,751, respectively)	135,679	89,103
Control investment (amortized cost of $10,520 and $10,337, respectively)	8,717	9,945
Total investments at fair value (amortized cost of $538,671 and $413,311, respectively)	516,931	396,797
Cash and cash equivalents	13,447	38,172
Interest receivable	3,349	2,787
Prepaid expenses and other assets	4,461	3,665
Total assets	$538,188	$441,421

Liabilities
Revolving line of credits	$56,450	$12,000
SBA debentures (net of deferred debt issuance costs of $1,904 and 2,280, respectively)	147,976	147,600
Unsecured notes (net of discounts and deferred debt issuance costs of $4,798 and $3,299, respectively)	148,052	95,226
Interest payable	3,505	2,791
Payable to investment adviser and affiliates (Note 3)	4,106	3,700
Payable for investments purchased	10,264	4,151
Accrued professional fees	621	637
Other liabilities	587	293
Total liabilities	$371,561	$266,398

Commitments and contingencies (Note 6)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,376,836 and 13,357,337 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	134	134
Paid-in capital in excess of par	187,305	187,540
Total distributable earnings (accumulated losses)	(20,812)	(12,651)
Total net assets	$166,627	$175,023

Total liabilities and net assets	$538,188	$441,421

Number of shares outstanding	13,376,836	13,357,337
Net asset value per share	$12.46	$13.10

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Investment income
Interest income:
Non-control/non-affiliate investments	$37,535	$27,547	$20,078
Affiliate investments	10,364	10,055	6,506
Control investment	1,003	1,005	1,540
Total interest income	48,902	38,607	28,124
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	399	668	1,400
Affiliate investments	1,257	1,321	1,375
Control investment	169	110	132
Total payment-in-kind interest and dividend income:	1,825	2,099	2,907
Dividend income:
Non-control/non-affiliate investments	—	—	50
Affiliate investments	413	130	140
Control investment	89	185	292
Total dividend income	502	315	482
Fee income:
Non-control/non-affiliate investments	1,029	987	1,086
Affiliate investments	221	760	675
Control investment	42	66	152
Total fee income	1,292	1,813	1,913
Total investment income	52,521	42,834	33,426

Expenses
Interest and financing expense	15,829	9,232	5,813
Management fees	8,271	6,335	4,999
Incentive fees	4,760	4,409	2,962
Professional fees	1,814	1,245	1,115
Administration fees	1,747	1,601	1,314
Other expenses	1,002	1,649	1,346
Total expenses before incentive fee waiver	33,423	24,471	17,549
Incentive fee waiver (see Note 3)	—	(22)	—
Total expenses, net of incentive fee waiver	33,423	24,449	17,549
Net investment income	19,098	18,385	15,877

Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(3,900)	(4,966)	(3,248)
Net realized gain on affiliate investments	—	187	10,081
Net unrealized depreciation on non-control/non-affiliate investments	(9,610)	(2,484)	(9,715)
Net unrealized appreciation (depreciation) on affiliate investments	5,376	(803)	(5,088)
Net unrealized appreciation (depreciation) on control investment	(1,411)	(747)	3
Net loss on investments	(9,545)	(8,813)	(7,967)

Net increase in net assets resulting from operations	$9,553	$9,572	$7,910

Net investment income per common share - basic and diluted	$1.43	$1.38	$1.28
Net increase in net assets resulting from operations per common share - basic and diluted	$0.71	$0.72	$0.64
Distributions declared per common share	$1.36	$1.73	$1.36
Basic and diluted weighted average shares outstanding	13,364,244	13,348,203	12,403,706

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (accumulated losses)	Total net assets
Balances at January 1, 2017	—	$—	9,700,297	$97	$134,300	$9,381	$143,778
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	15,877	15,877
Net realized gain on investments	—	—	—	—	—	6,833	6,833
Unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(14,800)	(14,800)
Tax reclassifications of permanent differences	—	—	—	—	(409)	409	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	14,920	—	195	—	195
Common stock issued from public offering	—	—	3,625,000	36	53,312	—	53,348
Dividends declared	—	—	—	—	—	(16,895)	(16,895)
Net increase (decrease) for the year ended December 31, 2017	—	—	3,639,920	36	53,098	(8,576)	44,558
Balances at December 31, 2017	—	$—	13,340,217	$133	$187,398	$805	$188,336

Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	18,385	18,385
Net realized losses on investments	—	—	—	—	—	(4,779)	(4,779)
Unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(4,034)	(4,034)
Tax reclassifications of permanent differences	—	—	—	—	(62)	62	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions, net of repurchases	—	—	17,420	1	204	—	205
Repurchase of common stock	—	—	(300)	—	—	—	—
Dividends declared	—	—	—	—	—	(23,090)	(23,090)
Net increase (decrease) for the year ended December 31, 2018	—	—	17,120	1	142	(13,456)	(13,313)
Balances at December 31, 2018	—	$—	13,357,337	$134	$187,540	$(12,651)	$175,023

Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	19,098	19,098
Net realized losses on investments	—	—	—	—	—	(3,900)	(3,900)
Unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(5,645)	(5,645)
Tax reclassifications of permanent differences	—	—	—	—	(462)	462	—
Distributions to stockholders:

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (accumulated losses)	Total net assets
Common stock issued from reinvestment of stockholder distributions	—	—	19,499	—	227	—	227
Dividends declared	—	—	—	—	—	(18,176)	(18,176)
Net increase (decrease) for the year ended December 31, 2019	—	—	19,499	—	(235)	(8,161)	(8,396)
Balances at December 31, 2019	—	$—	13,376,836	$134	$187,305	$(20,812)	$166,627

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$9,553	$9,572	$7,910
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	3,900	4,779	(6,833)
Net change in unrealized depreciation on investments	5,645	4,034	14,800
Amortization of net loan fees	(1,424)	(2,288)	(1,450)
Amendment fees collected	177	161	175
Payment-in-kind interest and dividend income	(1,825)	(2,099)	(2,907)
Accretion of interest income on structured finance notes	(2,861)	—	—
Amortization and write-off of debt issuance costs	1,332	781	553
Amortization of intangible asset	195	195	195
Purchase and origination of portfolio investments	(222,173)	(272,155)	(142,900)
Proceeds from principal payments on portfolio investments	60,883	100,699	105,078
Proceeds from sale or redemption of portfolio investments	35,033	47,435	37,044
Distributions received from portfolio investments	3,076	—	—
Changes in operating assets and liabilities:
Interest receivable	(562)	(53)	(964)
Interest payable	714	1,195	(3)
Payable to investment adviser and affiliates	406	1,237	(91)
Payable for investments purchased	6,113	4,151	—
Other assets and liabilities	182	1,268	66
Net cash provided by (used in) operating activities	(101,636)	(101,088)	10,673
Cash flows from financing activities
Proceeds from common stock offering, net of expenses	—	—	53,423
Payment of common stock offering costs	—	—	(72)
Proceeds from unsecured notes offerings, net of discounts	52,270	95,446	—
Distributions paid to stockholders	(17,949)	(22,895)	(16,700)
Borrowings under revolving line of credit	151,975	96,500	44,700
Repayments under revolving line of credit	(107,525)	(102,100)	(36,600)
Payment of deferred financing costs and other financing costs	(1,860)	(643)	(131)
Net cash provided by financing activities	76,911	66,308	44,620
Net increase (decrease) in cash and cash equivalents	(24,725)	(34,780)	55,293
Cash and cash equivalents — beginning of year	38,172	72,952	17,659
Cash and cash equivalents — end of year	$13,447	$38,172	$72,952
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$13,754	$7,256	$5,263
Reinvestment of stockholder distributions	227	195	196

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Acrisure, LLC (14) (15) (19)	Insurance Agencies and Brokerages
Senior Secured Loan		6.19%	(L +4.25%)	10/29/2019	11/15/2023	$1,995	$1,971	$2,004	1.2%

AHP Health Partners (14) (15) (19)	General Medical and Surgical Hospitals
Senior Secured Loan		6.30%	(L +4.50%)	6/27/2019	6/30/2025	2,607	2,612	2,632	1.6

Albertson's Holdings LLC (14) (15) (19)	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		4.55%	(L +2.75%)	6/24/2019	11/17/2025	1,082	1,081	1,094	0.7

All Star Auto Lights, Inc. (4)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		9.24%	(L +7.50%)	12/19/2019	8/20/2024	13,250	13,119	13,119	7.9

American Bath Group, LLC (14) (15) (19)	Plastics Plumbing Fixture Manufacturing
Senior Secured Loan		6.05%	(L +4.25%)	6/24/2019	9/30/2023	1,489	1,484	1,498	0.9

AppLovin Corporation (14) (15) (19)	Advertising Agencies
Senior Secured Loan		5.30%	(L +3.50%)	6/24/2019	8/15/2025	1,985	1,987	2,001	1.2

Asurion, LLC (14) (15) (19)	Communication Equipment Repair and Maintenance
Senior Secured Loan		4.80%	(L +3.00%)	6/24/2019	11/3/2024	1,985	1,985	1,998	1.2
Senior Secured Loan		4.80%	(L +3.00%)	7/24/2019	11/3/2023	995	997	1,002	0.6
Senior Secured Loan		8.30%	(L +6.50%)	11/19/2019	8/24/2025	1,500	1,511	1,511	0.9
						4,480	4,493	4,511	2.7
Athenahealth, Inc. (14) (15) (19)	Software Publishers
Senior Secured Loan		6.40%	(L +4.50%)	6/24/2019	2/11/2026	1,985	1,990	1,998	1.2

Bass Pro Group, LLC (14) (15) (19)	Sporting Goods Stores
Senior Secured Loan		6.80%	(L +5.00%)	6/24/2019	9/25/2024	1,985	1,921	1,983	1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.21%	(L +8.25%)	3/22/2018	3/1/2025	$4,000	$3,970	$4,000	2.4%

Blackhawk Network Holdings, Inc. (14) (15) (19)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		4.80%	(L +3.00%)	10/30/2019	6/15/2025	1,995	1,982	1,999	1.2

BrightSpring Health Services (14) (15) (19)	Residential Intellectual and Developmental Disability Facilities
Senior Secured Loan		6.21%	(L +4.50%)	6/24/2019	3/5/2026	2,985	2,991	3,006	1.8

Brookfield WEC Holdings Inc. (14) (15) (19)	Business to Business Electronic Markets
Senior Secured Loan		4.67%	(L +3.00%)	7/25/2019	8/1/2025	1,990	2,000	2,000	1.2

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (4) (8)		9.83%	(L +7.73%)	8/23/2017	8/23/2022	20,268	20,172	20,466	12.3
Senior Secured Loan (Revolver) (5)		0.25% (18)	(L +7.25%)	8/23/2017	8/23/2022	—	(8)	(8)	—
						20,268	20,164	20,458	12.3
Charter NEX US, Inc. (14) (15) (19)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		5.30%	(L +3.50%)	10/30/2019	5/16/2024	2,000	1,985	1,985	1.2

CHG Healthcare Services, Inc. (15) (19)	All Other Outpatient Care Centers
Senior Secured Loan		4.80%	(L +3.00%)	7/24/2019	6/7/2023	1,999	2,001	2,015	1.2

Cirrus Medical Staffing, Inc. (4)	Temporary Help Services
Senior Secured Loan		10.19%	(L +8.25%)	3/5/2018	10/19/2022	12,564	12,458	12,358	7.4
Senior Secured Loan (Revolver)		10.19%	(L +8.25%)	3/5/2018	10/19/2022	1,408	1,408	1,384	0.8
						13,972	13,866	13,742	8.2
Community Intervention Services, Inc. (4) (6) (10) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.00% cash / 6.00% PIK	N/A	7/16/2015	1/16/2021	9,624	7,639	—	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Confie Seguros Holdings II Co. (14)	Insurance Agencies and Brokerages
Senior Secured Loan		10.41%	(L +8.50%)	7/7/2015	11/1/2025	$9,678	$9,515	$9,382	5.6%

Connect U.S. Finco LLC (14) (15) (19)	Taxi Service
Senior Secured Loan		6.29%	(L +4.50%)	11/20/2019	12/11/2026	2,000	1,990	1,990	1.2

Constellis Holdings, LLC (6)	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		10.93%	(L +9.00%)	4/28/2017	4/21/2025	9,950	9,846	407	0.2

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		8.55%	(L +6.75%)	9/28/2018	2/2/2026	3,481	3,430	3,424	2.1

Curium BidCo S.A R.L. (14) (15) (19)	Pharmaceutical and Medicine Manufacturing
Senior Secured Loan		5.94%	(L +4.00%)	10/29/2019	7/1/2026	848	853	853	0.5

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		8.55%	(L +6.75%)	10/31/2019	12/1/2025	405	395	405	0.2

Dexko Global Inc. (14) (15) (19)	Motor Vehicle Body Manufacturing
Senior Secured Loan		5.30%	(L +3.50%)	10/30/2019	7/24/2024	1,995	1,970	1,997	1.2

Diamond Sports Group, LLC (14) (15) (19)	Television Broadcasting
Senior Secured Loan		5.03%	(L +3.25%)	11/19/2019	8/24/2026	1,995	1,997	1,997	1.2

DuPage Medical Group (15) (19)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		8.80%	(L +7.00%)	8/22/2017	8/15/2025	10,098	10,170	10,098	6.1

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.00% cash / 1.00% PIK		7/13/2017	1/13/2023	9,010	8,962	9,025	5.4
Common Equity (71,250 Class A units) (10)				7/13/2017			713	892	0.5
						9,010	9,675	9,917	5.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Endo International PLC (14) (15) (19)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		6.06%	(L +4.25%)	6/24/2019	4/29/2024	$1,985	$1,897	$1,906	1.1%

Envocore Holding, LLC (FKA LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		6.00% cash / 5.00% PIK	(L +6.00%)	6/30/2017	6/30/2022	16,367	16,207	14,639	8.8
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	—	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	—	—
						16,367	16,520	14,639	8.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,183	4,070	2.4

Explorer Holdings, Inc. (14) (15) (19)	Testing Laboratories
Senior Secured Loan		5.60%	(L +3.75%)	6/25/2019	5/2/2023	1,985	1,987	2,004	1.2

Garda World Security (14) (15) (19)	Security Systems Services (except Locksmiths)
Senior Secured Loan		6.66%	(L +4.75%)	10/24/2019	10/30/2026	1,667	1,634	1,680	1.0

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		10.65%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,912	4,084	2.5
Common Equity (368,852 Class A units) (10)				12/29/2017			450	124	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	5	—
						5,000	5,412	4,213	2.6
Hyland Software, Inc.	Software Publishers
Senior Secured Loan (14) (15) (19)		5.30%	(L +3.50%)	10/24/2018	7/1/2024	1,660	1,655	1,672	1.0
Senior Secured Loan		8.80%	(L +7.00%)	10/24/2018	7/7/2025	2,601	2,614	2,617	1.6
						4,261	4,269	4,289	2.6
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.94%	(L +7.00%)	10/1/2018	10/1/2024	16,590	16,389	16,489	9.9
Senior Secured Loan (Revolver) (5) (18)		6.05%	(L +7.00%)	10/1/2018	10/1/2024	1,875	1,853	1,864	1.1
						18,465	18,242	18,353	11.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Institutional Shareholder Services, Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		10.44%	(L +8.50%)	3/4/2019	3/5/2027	$6,244	$6,075	$6,098	3.7%

Intouch Midco Inc. (15) (19)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		6.05%	(L +4.25%)	12/20/2019	8/24/2025	1,995	1,925	1,925	1.2

Kindred Healthcare, Inc. (FKA Kindred at Home) (14) (15) (19)	Home Health Care Services
Senior Secured Loan		5.56%	(L +3.75%)	6/25/2019	7/2/2025	2,985	2,998	3,004	1.8

McAfee, LLC (14) (15) (19)	Software Publishers
Senior Secured Loan		5.55%	(L +3.75%)	6/25/2019	9/30/2024	1,985	1,987	1,996	1.2
Senior Secured Loan		10.30%	(L +8.50%)	11/15/2019	9/29/2025	2,000	2,002	2,018	1.2
						3,985	3,989	4,014	2.4
Micro Holding Corp (14) (15) (19)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		5.55%	(L +3.75%)	6/25/2019	9/13/2024	1,985	1,969	1,991	1.2

Milrose Consultants, LLC (4) (8)	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.14%	(L +6.20%)	7/16/2019	7/16/2025	11,500	11,420	11,394	6.7

My Alarm Center, LLC (4) (10) (13)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK				7/14/2017			1,571	984	0.6
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	—	—
Preferred Equity (335 Class Z units) 25% PIK				9/12/2018			325	1,136	0.7
Common Equity (64,149 units)				7/14/2017			—	—	—
							3,094	2,120	1.3
Online Tech Stores, LLC (4)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 3.00% PIK	N/A	2/1/2018	8/1/2023	16,323	16,113	14,559	8.7

OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		9.09%	(L +7.78%)	8/10/2018	8/10/2023	9,541	9,446	9,162	5.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Panther BF Aggregator 2 LP (14) (15) (19)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		5.30%	(L +3.50%)	11/19/2019	4/30/2026	$1,995	$1,978	$2,006	1.2%

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan (14) (15) (19)		6.16%	(L +4.25%)	6/25/2019	6/30/2024	87	87	87	0.1
Senior Secured Loan		10.70%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,332	6,276	3.8
						6,407	6,419	6,363	3.9
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		9.49%	(L +7.75%)	9/24/2018	5/1/2026	6,055	6,059	5,969	3.6

Performance Team LLC (4)	General Warehousing and Storage
Senior Secured Loan		11.80%	(L +10.00%)	5/24/2018	11/24/2023	13,889	13,790	14,165	8.4

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.50% PIK	N/A	9/30/2017	10/29/2021	4,963	4,903	4,800	2.9
Common Equity (499 units) (10) (13)				9/30/2017			499	220	0.1
						4,963	5,402	5,020	3.0
Quest Software US Holdings Inc. (14) (15) (19)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		6.18%	(L +4.25%)	6/25/2019	5/16/2025	1,990	1,973	1,978	1.2

Refinitiv (14) (15) (19)	Public Finance Activities
Senior Secured Loan		5.05%	(L +4.25%)	6/24/2019	10/1/2025	1,987	1,941	2,007	1.2

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.60%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,777	4,591	2.8

Restaurant Technologies, Inc. (15) (19)	Other Grocery and Related Products Merchant Wholesalers
Senior Secured Loan		5.05%	(L +3.25%)	8/8/2019	10/1/2025	1,990	1,994	2,003	1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Rocket Software, Inc. (15) (19)	Software Publishers
Senior Secured Loan		6.05%	(L +4.25%)	11/20/2018	11/28/2025	$665	$663	$649	0.4%
Senior Secured Loan		10.05%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,167	6,094	3.7
						6,940	6,830	6,743	4.1
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			254	186	0.1

Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Common Equity (5,000 Series C units)				3/31/2014		—	500	1,490	0.9

Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	1,611	—	—	—
Other				6/27/2018		—	—	—	—
						1,611	—	—	—
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.)	Child Day Care Services
Senior Secured Loan		6.19%	(L +4.25%)	7/26/2018	7/30/2025	972	970	978	0.6
Senior Secured Loan		10.19%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,157	7,288	4.4
						8,188	8,127	8,266	5.0
Sprint Communications, Inc. (14) (15) (19)	Wired Telecommunications Carriers
Senior Secured Loan		4.81%	(L +3.00%)	6/24/2019	2/2/2024	1,985	1,972	1,980	1.2

SSJA Bariatric Management LLC (15) (19)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.94%	(L +5.00%)	8/26/2019	8/26/2024	9,975	9,883	9,861	5.9
Senior Secured Loan (Revolver) (5)		0.50% (18)	(L +5.00%)	8/26/2019	8/26/2024	—	(6)	(14)	—
						9,975	9,877	9,847	5.9
Stancor, L.P. (4) (10)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK				8/19/2014		—	1,501	1,607	1.0

Staples, Inc. (14) (15) (19)	Business to Business Electronic Markets
Senior Secured Loan		6.69%	(L +5.00%)	6/24/2019	4/16/2026	1,990	1,920	1,960	1.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (15) (19)		6.05%	(L +4.25%)	5/16/2018	12/11/2024	$632	$631	$632	0.4%
Senior Secured Loan		9.80%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,070	9,030	5.4
						9,705	9,701	9,662	5.8
Sunshine Luxembourg VII SARL (14) (15) (19)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		6.19%	(L +4.25%)	11/20/2019	9/25/2026	2,000	2,010	2,021	1.2

Tank Holding Corp. (14) (15) (19)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		6.41%	(L +4.00%)	6/24/2019	3/26/2026	1,995	2,002	2,005	1.2

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		8.80%	(L +7.00%)	7/18/2019	3/31/2020	4,667	4,642	4,648	2.8
Senior Secured Loan		10.55%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,969	6,972	4.2
Senior Secured Loan		10.55%	(L +8.75%)	7/20/2018	12/22/2022	7,000	7,000	6,972	4.2
						18,667	18,611	18,592	11.2
Truck Hero, Inc. (15) (19)	Truck Trailer Manufacturing
Senior Secured Loan		10.05%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,990	6,690	4.0

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013		—	9	15	—
Warrants (29,374 units)				7/26/2012	3/05/2022 (12)	—	82	7	—
						—	91	22	—
U.S. Anesthesia Partners (14) (15) (19)	Freestanding Ambulatory Surgical and Emergency Centers
Senior Secured Loan		4.80%	(L +3.00%)	6/24/2019	6/23/2024	2,980	2,950	2,976	1.8

Verifone Intermediate Holdings, Inc. (14) (15) (19)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		5.90%	(L +4.00%)	6/24/2019	8/20/2025	258	252	256	0.2

Wastebuilt Environmental Solutions, LLC (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.69%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,883	6,584	4.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Total Debt and Equity Investments						$372,094	$373,074	$350,925	210.7%

Structured Finance Note Investments (7)
Dryden 76 CLO, Ltd.
Subordinated Notes		15.37% (9)		9/27/2019	10/20/2032 (17)	2,750	2,491	2,509	1.5

Elevation CLO 2017-7, Ltd.
Subordinated Notes		15.71% (9)		2/6/2019	7/15/2030 (17)	10,000	7,485	6,559	3.9

Flatiron CLO 18, Ltd.
Subordinated Notes		16.68% (9)		1/2/2019	4/17/2031 (17)	9,680	7,355	7,345	4.4

THL Credit Wind River 2019‐3 CLO Ltd.
Subordinated Notes		12.33% (9)		4/5/2019	4/15/2031 (17)	7,000	5,796	5,197	3.1

Total Structured Finance Note Investments						$29,430	$23,127	$21,610	12.9%

Total Non-control/Non-affiliate Investments						$401,524	$396,201	$372,535	223.6%

Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		9.44% cash / 1.00% PIK	(L +7.50%)	3/13/2018	3/12/2023	21,373	21,176	20,099	12.1
Common Equity (2,547,250 units) (10) (13)				3/13/2018		—	2,547	1,044	0.6
						21,373	23,723	21,143	12.7
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (4)(8)		9.82%	(L +7.89%)	1/25/2019	1/25/2024	13,743	13,592	13,746	8.2
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,813	2,662	1.6
						13,743	15,405	16,408	9.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	8/5/2015	2/5/2021	$8,000	$7,995	$8,000	4.8%
Preferred Equity (3,061 Series A shares) 10% PIK (10)				8/5/2015			5,599	5,671	3.4
Common Equity (11,273 shares) (10)				6/28/2016			104	671	0.4
						8,000	13,698	14,342	8.6
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (4) (8)		11.21%	(L +9.27%)	3/8/2018	11/20/2023	10,741	10,670	10,569	6.3
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,331	0.8
						10,741	11,805	11,900	7.1
Master Cutlery, LLC (4) (6) (10)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00%	N/A	4/17/2015	4/17/2020	5,947	4,764	255	0.2
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015		—	3,483	—	—
Common Equity (15,564 units)				4/17/2015		—	—	—	—
						5,947	8,247	255	0.2
NeoSystems Corp. (4) (10)	Other Accounting Services
Preferred Equity (521,962 convertible shares) 10% PIK				8/14/2014		—	1,698	2,250	1.4

Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2022	3,788	3,807	3,788	2.3
Common Equity (400 Class A shares)				1/1/2014		—	217	11,979	7.2
						3,788	4,024	15,767	9.5
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		10.55% cash / 1.50% PIK	(L +9.27%)	3/23/2018	3/23/2023	7,099	7,008	7,170	4.3
Common Equity (1,414 Class A units) (10)				3/23/2018		—	1,414	2,413	1.4
						7,099	8,422	9,583	5.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TalentSmart Holdings, LLC	Professional and Management Development Training
Senior Secured Loan (4)		8.50%	(L +6.75%)	10/11/2019	10/11/2024	$10,000	$9,833	$9,833	5.9%
Senior Secured Loan (Revolver) (5) (18)		8.50%	(L +6.75%)	10/11/2019	10/11/2024	250	242	242	0.1
Common Equity (1,500 Class A shares) (10) (13)				10/11/2019		—	1,500	1,500	0.9
						10,250	11,575	11,575	6.9
TRS Services, LLC (4) (11)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		10.55% cash / 1.00% PIK	(L +8.75%)	12/10/2014	3/16/2020	14,624	14,615	14,623	8.8
Preferred Equity (329,266 Class AA units), 15% PIK (10)				6/30/2016		—	545	547	0.3
Preferred Equity (3,000,000 Class A units), 11% PIK (10)				12/10/2014		—	3,374	3,095	1.9
Common Equity (3,000,000 units) (10)				12/10/2014		—	572	—	—
						14,624	19,106	18,265	11.0
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan (4)		10.71%	(L +9.00%)	3/1/2019	3/1/2024	12,103	11,938	11,767	7.1
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	2,424	1.5
						12,103	14,247	14,191	8.6

Total Affiliate Investments						$107,668	$131,950	$135,679	81.5%

Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		10.26% cash / 4.50% PIK	(L +8.50%)	11/25/2015	11/25/2020	7,464	7,451	7,464	4.5
Common Equity (554 shares)				11/25/2015		—	3,069	1,253	0.8
						7,464	10,520	8,717	5.3
Total Control Investment						$7,464	$10,520	$8,717	5.3%

Total Investments						$516,656	$538,671	$516,931	310.4%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), generally between 1.7% and 2.1% at December 31, 2019, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $420,410 include LIBOR reference rate floor provisions of generally 1% to 2%; at December 31, 2019, the reference rate on all such instruments was above the stated floors. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2019. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)
Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

(4)	Investments (or portion thereof) held by SBIC I LP. These assets (or a portion thereof) are held to support the SBA debentures and can not be pledged under any debt obligation of the Company.

(5)	Subject to unfunded commitments. See Note 6 for further details.

(6)	Investment was on non-accrual status as of December 31, 2019, meaning the Company has ceased recognition of all or a portion of income on the investment. See Note 4 for further details.

(7)
Structured Finance Notes are considered CLO subordinated debt positions. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2019:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	9.83%	9.35%	0.48%
Chemical Resources Holdings, Inc.	9.82%	7.93%	1.89%
DRS Imaging Services, LLC	11.21%	9.94%	1.27%
Milrose Consultants, LLC	8.14%	7.44%	0.70%
OnSite Care, PLLC	9.49%	7.96%	1.53%

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
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2019:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
TRS Services, LLC	Senior Secured Loan	0% or 1.00%	12.65% or 1.00%	1.00%

(12)	Represents expiration date of the warrants.

(13)	All or portion of investment held by OFSCC-MB.

(14)	Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.

(15)	Investments (or portion thereof) held by OFSCC-FS. These assets are pledged as collateral of the BNP Credit Facility and can not be pledged under any other debt obligation of the Company.

(16)	Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO Structured Finance Note investments.

(17)
Maturity represents the contractual maturity date of the structured finance notes. Expected maturity and cash flows, not contractual maturity and cash flows, were utilized in deriving the effective yield of the investments.

(18)	Commitment fee on undrawn funds.
See Notes to Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.60%	(L +8.25%)	3/22/2018	3/1/2025	$4,000	$3,964	$3,933	2.2%

Brookfield WEC Holdings Inc.,	Business to Business Electronic Markets
Senior Secured Loan		9.27%	(L +6.75%)	12/6/2018	8/3/2026	1,959	1,959	1,914	1.1

Carolina Lubes, Inc. (4)	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (8)		10.24%	(L +7.82%)	8/23/2017	8/23/2022	20,840	20,705	20,839	11.9
Senior Secured Loan (Revolver) (7)		9.65%	(L +7.25%)	8/23/2017	8/23/2022	—	(11)	—	—
						20,840	20,694	20,839	11.9
Cirrus Medical Staffing, Inc. (4)	Temporary Help Services
Senior Secured Loan		11.05%	(L +8.25%)	3/5/2018	10/19/2022	12,926	12,779	12,732	7.3
Senior Secured Loan (Revolver) (7)		11.05%	(L +8.25%)	3/5/2018	10/19/2022	1,280	1,280	1,261	0.7
						14,206	14,059	13,993	8.0
Community Intervention Services, Inc. (4) (6) (10) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.0% cash / 6.0% PIK	N/A	7/16/2015	1/16/2021	9,060	7,639	—	—

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.24%	(L +8.50%)	7/7/2015	11/1/2025	9,678	9,489	9,290	5.3

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		11.52%	(L +9.00%)	4/28/2017	4/21/2025	9,950	9,832	9,437	5.4

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.27%	(L +6.75%)	9/28/2018	2/2/2026	3,481	3,422	3,327	1.9

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.28%	(L +6.75%)	7/17/2018	12/1/2025	5,854	5,700	5,570	3.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		9.50%	(L +7.00%)	8/22/2017	8/15/2025	$10,098	$10,185	$9,771	5.6%

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.0% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	8,920	8,855	8,821	5
Common Equity (71,250 Class A units) (10)				7/13/2017			713	722	0.4
						8,920	9,568	9,543	5.4
Elgin Fasteners Group	Bolt, Nut, Screw, Rivet, and Washer Manufacturing
Senior Secured Loan		9.30%	(L +6.50%)	10/31/2011	8/27/2018	3,645	3,645	3,509	2.0

Envocore Holding, LLC (FKA LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		12.05%	(L +9.25%)	6/30/2017	6/30/2022	17,344	17,212	16,821	9.6
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	300	0.2
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	13	—
						17,344	17,525	17,134	9.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		12.31%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,168	4,168	2.4

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		11.49%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,894	4,033	2.3
Common Equity (368,852 Class A units) (10)				12/29/2017			450	104	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	4	—
						5,000	5,394	4,141	2.4
GOBP Holdings, Inc.	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		10.05%	(L +7.25%)	10/17/2018	10/22/2026	1,400	1,386	1,349	0.8

Hyland Software, Inc.	Software Publishers
Senior Secured Loan		6.02%	(L +3.50%)	10/24/2018	7/1/2024	173	173	166	0.1
Senior Secured Loan		9.52%	(L +7.00%)	10/24/2018	7/7/2025	2,601	2,620	2,534	1.4
						2,774	2,793	2,700	1.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		9.39%	(L +7.00%)	10/1/2018	10/1/2024	$13,092	$12,904	$12,904	7.4%
Senior Secured Loan (Revolver) (7)		0.50%		10/1/2018	10/1/2024	—	(27)	—	—
						13,092	12,877	12,904	7.4
JBR Clinical Research, Inc. (4) (8)	Research and Development in the Social Sciences and Humanities
Senior Secured Loan		9.10%	(L +6.71%)	8/2/2018	8/2/2023	29,943	29,693	29,016	16.5

MAI Holdings, Inc. (4)	Printing Machinery and Equipment Manufacturing
Senior Secured Loan		9.50%	N/A	6/21/2018	6/1/2023	5,000	5,000	4,841	2.8

My Alarm Center, LLC (4) (10) (13)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK				7/14/2017			1,571	1,536	0.9
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	—	—
Preferred Equity (335 Class Z units) 25% PIK				9/12/2018			325	1,038	0.6
Common Equity (64,149 units)				7/14/2017			—	—	—
							3,094	2,574	1.5
Online Tech Stores, LLC (4)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 1.0% PIK	N/A	2/1/2018	8/1/2023	16,150	15,882	15,785	8.9

OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		10.22%	(L +7.85%)	8/10/2018	8/10/2023	7,100	7,035	7,008	4.0

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.56%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,334	6,292	3.6

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		10.13%	(L +7.75%)	9/24/2018	5/1/2026	6,055	6,060	5,901	3.4

Performance Team LLC (4)	General Warehousing and Storage
Senior Secured Loan		12.52%	(L +10.00%)	5/24/2018	11/24/2023	20,300	20,118	20,647	11.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.50% PIK	N/A	9/30/2017	10/29/2021	$5,512	$5,431	$5,217	3.0%
Common Equity (499 units) (10) (13)				9/30/2017			499	137	0.1
						5,512	5,930	5,354	3.1
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.90%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,767	4,772	2.7

Rocket Software, Inc.	Software Publishers
Senior Secured Loan		6.77%	(L +4.25%)	11/20/2018	11/19/2025	670	667	645	0.4
Senior Secured Loan		10.77%	(L +8.25%)	11/20/2018	11/19/2026	5,187	5,136	5,046	2.9
						5,857	5,803	5,691	3.3
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			254	291	0.2

Sentry Centers Holdings, LLC	Other Professional, Scientific, and Technical Services
Senior Secured Loan (14)		13.50%	(L +11.50%)	1/25/2016	7/24/2020	8,855	8,802	8,753	5.0
Common Equity (5,000 Series C units) (10) (13)				3/31/2014		—	500	983	0.6
						8,855	9,302	9,736	5.6
Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	1,517	—	—	—
Other				6/27/2018		—	—	—	—
						1,517	—	—	—
SSH Group Holdings, Inc.	Child Day Care Services
Senior Secured Loan		6.77%	(L +4.25%)	7/26/2018	7/30/2025	982	979	920	0.5
Senior Secured Loan		10.77%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,147	6,839	3.9
						8,198	8,126	7,759	4.4
Stancor, L.P. (4) (10)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK				8/19/2014		—	1,501	1,416	0.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.77%	(L +4.25%)	5/16/2018	12/11/2024	$638	$637	$602	0.3%
Senior Secured Loan		10.52%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,069	8,484	4.8
						9,711	9,706	9,086	5.1
The Escape Game, LLC (4)
Senior Secured Loan	Other amusement and recreation industries	11.27%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,958	6,855	3.9
Senior Secured Loan (Delayed Draw) (7)		11.22%	(L +8.75%)	7/20/2018	12/22/2022	3,733	3,733	3,656	2.1
						10,733	10,691	10,511	6.0
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		10.76%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,977	6,808	3.9

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				7/26/2012		—	9	20	—
Warrants (29,374 units)				7/26/2012	3/5/2022	—	82	25	—
						—	91	45	—
Wand Intermediate I LP	Automotive Body, Paint, and Interior Repair and Maintenance
Senior Secured Loan		9.84%	(L +7.25%)	5/14/2018	9/19/2022	3,770	3,802	3,747	2.1

Wastebuilt Environmental Solutions, LLC	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		11.27%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,858	6,858	3.9

Other							900	89	0.1

Total Non-control/Non-affiliate Investments						309,407	312,223	297,749	169.9

Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		10.30%	(L +7.50%)	3/13/2018	3/12/2023	21,626	21,353	20,023	11.4
Common Equity (2,547,250 units) (10) (13)				3/13/2018		—	2,547	1,073	0.6
						21,626	23,900	21,096	12.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		11.50%	N/A	8/5/2015	2/5/2021	$8,000	$7,990	$8,000	4.6%
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015		—	4,944	6,652	3.8
Common Equity (11,273 shares) (10)				6/28/2016		—	104	2,313	1.3
						8,000	13,038	16,965	9.7
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (4) (8)		12.23%	(L +9.42%)	3/8/2018	11/20/2023	10,864	10,774	10,617	6.1
Common Equity (1,135 units) (10) (13)				3/8/2018		—	1,135	1,197	0.7
						10,864	11,909	11,814	6.8
Master Cutlery, LLC (4) (6) (10)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00% PIK	N/A	4/17/2015	4/17/2020	5,229	4,764	850	0.5
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015		—	3,483	—	—
Common Equity (15,564 units)				4/17/2015		—	—	—	—
						5,229	8,247	850	0.5
NeoSystems Corp. (4) (10)	Other Accounting Services
Preferred Equity (521,962 convertible shares), 10% PIK				8/14/2014		—	1,537	2,250	1.3

Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2022	3,788	3,814	3,788	2.2
Common Equity (400 Class A shares)				1/1/2014		—	217	8,360	4.8
						3,788	4,031	12,148	7.0
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.77%	(L +10.25%)	3/23/2018	3/23/2023	7,779	7,647	7,466	4.3
Common Equity (1,414 Class A units) (10)				3/23/2018		—	1,414	769	0.4
						7,779	9,061	8,235	4.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2018
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TRS Services, LLC (4) (11)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		11.27% cash / 1.0% PIK	(L +8.75%)	12/10/2014	12/10/2019	$14,681	$14,617	$14,446	8.3%
Preferred Equity (329,266 Class AA units), 15% PIK				6/30/2016		—	465	473	0.3
Preferred Equity (3,000,000 Class A units), 11% PIK (10)				12/10/2014		—	3,374	826	0.5
Common Equity (3,000,000 units) (10)				12/10/2014		—	572	—	—
						14,681	19,028	15,745	9.1
Total Affiliate Investments						71,967	90,751	89,103	51.1

Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		14.00% cash / 1.50% PIK	(L +11.50%)	11/25/2015	11/25/2020	7,296	7,268	7,296	4.2
Common Equity (554 shares)				11/25/2015		—	3,069	2,649	1.5
						7,296	10,337	9,945	5.7
Total Control Investment						7,296	10,337	9,945	5.7

Total Investments						$388,670	$413,311	$396,797	226.7%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $420,410 include LIBOR reference rate floor provisions of generally 1% to 2%. At December 31, 2019, the reference rate on all such instruments was above the stated floors. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2019. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

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

(6)	Investment was on non-accrual status as of December 31, 2019, meaning the Company has ceased recognizing all or a portion of income on the investment. See Note 5 for further details.

(7)	Subject to unfunded commitments. See Note 6 for further details.

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
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2019

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	14.00% or 12.00%	1.50%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
TRS Services, LLC	Senior Secured Loan	0% or 1.00%	11.25% or 1.00%	1.00%

(12)	Represents expiration date of the warrants.

(13)	All or portion of investment held by a wholly owned subsidiary subject to corporate income tax. See Note 8 for further details.

(14)	Maximum interest rate allowable under the terms of this investment is 13.50%

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
The Company’s investment objective is to provide stockholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Capital Management, LLC, a registered investment advisor under the Advisers Act ("Advisor"), and a wholly owned subsidiary of Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. Corporations ("OFSAM"), manages the day-to-day operations of, and provides investment advisory services to, the Company.
In addition, OFS Advisor also serves as the investment adviser for Hancock Park Corporate Income, Inc. ("HPCI"), a Maryland corporation and a BDC. HPCI’s investment objective is similar to that of the Company. OFS Advisor also serves as the investment adviser for OFS Credit Company, Inc. ("OCCI"), a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in CLO debt and subordinated securities. In addition, OFSAM owns 2,946,474 shares, or approximately 22%, of the outstanding common stock of the Company.
The Company may make investments directly, or follow-on investments in current portfolio companies held through OFS SBIC I LP ("SBIC LP"), its investment company subsidiary licensed under the U.S. Small Business Administration's ("SBA") small business investment company program ("SBIC Program"). The SBIC Program is designed to stimulate the flow of capital into eligible businesses. SBIC I LP is subject to SBA regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its "regulatory capital" in "eligible smaller businesses", as defined under the Small Business Investment Act of 1958, as amended ("SBIC Act"), limitations on the financing terms of investments, and capitalization thresholds that may limit distributions to the Company; and is subject to periodic audits and examinations of its financial statements.
The Company may make investments through OFSCC-FS, LLC ("OFSCC-FS"), a special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments. OFSCC-FS entered into a debt financing through a revolving credit and security agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equity holder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator, which provides for borrowings in an aggregate principal amount up to $150,000,000.
The Company may also make investments through OFSCC-MB, LLC ("OFSCC-MB"), a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the majority of the Company’s investments. See footnote 5 for details.
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
Cash and cash equivalents:Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the FDIC and at times, such balances may be in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. Included in cash and cash equivalents was $13,447 and $38,172 held in a US Bank Money Market Deposit Account as of December 31, 2019 and 2018, respectively. In addition, the Company's use of cash and cash equivalents held by SBIC I LP is limited by SBA regulation, including, but not limited to, investment in eligible portfolio companies and general corporate purposes, subject to a statutory measure of undistributed accumulated earnings.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Interest income - Structured Finance Notes: Interest income from investments in Structured Finance Notes is recognized on the basis of the estimated effective yield to expected redemptions utilizing assumed cash flows in accordance with ASC Sub-topic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from its Structured Finance Notes and the effective yield is determined and updated periodically.
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
Fee income: The Company generates revenue in the form of management, valuation, and other contractual fees, that is recognized as the related services are rendered. In the general course of its business, the Company receives certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring, loan syndication or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment.
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
Non-accrual loans: When there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, debt investments are placed on non-accrual status and the Company will cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. When an investment is placed on non-accrual status, all interest previously accrued but not collected is reserved against current period interest income. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. In the opinion of management, if there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due, the loan investment will be placed on non-accrual status. Past due status is based on how long after the contractual due date a principal or interest payment is received. See Note 4 for further information.
Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its investment company table income ("ICTI") to its stockholders. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which generally relieves the Company from U.S. federal income taxes.
Depending on the level of ICTI earned in a tax year, the Company may choose to retain ICTI in an amount less than that which would trigger U.S. federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such income. Excise tax liability is recognized when the Company determines its estimated current year annual ICTI, as defined in the Code, exceeds distributions from current year ICTI.
The Company may utilize OFSCC-MB ("OFSCC-MB"), a wholly owned holding company taxed under Subchapter C of the Code, when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. OFSCC-MB is an investment company under GAAP, and is consolidated in the Company’s GAAP financial statements and may incur current and deferred federal and state income tax expense with respect to income derived

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by OFSCC-MB which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense from OFSCC-MB related to net investment income is included in general and administrative expenses, or the applicable net realized or unrealized gain (loss) line item from which the federal or state income tax originated for capital gains and losses. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2019 and 2018. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities except for deferred debt issuance costs associated with the Company’s line of credit arrangements, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2019 and 2018 were $1,628 and $180, respectively. Deferred debt issuance costs are amortized to interest expense over the term of the related debt.
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
The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The intangible asset, net of accumulated amortization of $1,186 and $991 at December 31, 2019 and 2018, respectively, is included in prepaid expenses and other assets in the consolidated statements of assets and liabilities.
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
		Fourth Quarter 2019 prospectively	No material impact to the Company's consolidated financial statements.
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities	Shortens the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Securities held at a discount are to continue to be amortized to maturity.	Fourth Quarter 2019 prospectively	No material impact to the Company's consolidated financial statements.

Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an agreement dated November 7, 2012 ("Investment Advisory Agreement"). The Investment Advisory Agreement was most recently re-approved on April 4, 2019. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
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
On June 11, 2019, OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 0.4375% per quarter (1.75% annualized) to 0.25% per quarter (1.00% annualized) of the average value of the portion of the total assets held by the Company through OFSCC-FS (the "OFSCC-FS Assets"), at the end of the two most recently completed calendar quarters to the extent that such portion of the OFSCC-FS Assets are financed using leverage (also calculated on an average basis) that causes the Company’s statutory asset coverage ratio to fall below 200%. When calculating its statutory asset coverage ratio, the Company excludes its SBA guaranteed debentures from its total outstanding senior securities as permitted

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

pursuant to exemptive relief granted by the SEC dated November 26, 2013. Effective January 1, 2020, OFS Advisor agreed to further reduce the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the portion of total assets held by the Company through OFSCC-FS at the end of the two most recently completed calendar quarters without regard to the statutory asset coverage ratio. The base management fee reduction by OFS Advisor is renewable on an annual basis and the amount of the base management fee reduced with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor.
The base management fee is payable quarterly in arrears and was $8,271, $6,335, and $4,999, for the years ended December 31, 2019, 2018 and 2017, respectively. The Company owed the Advisor management fees of $2,209 and $1,749 as of December 31, 2019 and 2018, respectively.
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
The Company incurred incentive fee expense of $4,760, $4,409, and $2,962 for the years ended December 31, 2019, 2018 and 2017, respectively. Incentive fees for the years ended December 31, 2019, 2018 and 2017, included Part One incentive fees (based on net investment income) of $4,760, $4,409, which included an irrevocably waiver of receipt of $22 by OFS Advisor, and $2,962 respectively, which included a share issue adjustment of $(593) related to the Company's Offering, and Part Two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $0, $0 and $0, respectively.
The Company owed the Advisor incentive fees of $1,138 and $1,368 as of December 31, 2019 and 2018, respectively.
License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has agreed to grant the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an Administration Agreement. The Administration Agreement was most recently re-approved by the Board on April 4, 2019. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Administration fee expense was $1,747, $1,601 and $1,314 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company owed OFS Services administration fees of $759 and $577 as of December 31, 2019 and 2018, respectively.
Note 4. Investments
As of December 31, 2019, the Company had loans to 79 portfolio companies, of which 90% were senior secured loans and 10% were subordinated loans, at fair value, as well as equity investments in 15 of these portfolio companies. The Company also held an equity investment in six portfolio companies in which it did not hold a debt investment, as well as four investments in Structured Finance Notes. At December 31, 2019, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$421,970	78.3%	253.2%	$408,724	79.1%	245.3%
Subordinated debt investments	56,731	10.5	34.0	43,091	8.3	25.9
Preferred equity	21,925	4.1	13.2	17,729	3.4	10.6
Common equity and warrants	14,919	2.8	9.0	25,777	5.0	15.5
Total debt and equity investments	515,545	95.7%	309.4%	495,321	95.8%	297.3%
Structured Finance Notes	23,126	4.3	14.0	21,610	4.2	12.9
Total	$538,671	100.0%	323.4%	$516,931	100.0%	310.2%
At December 31, 2019, the Company had four loans (Community Intervention Services, Inc., Southern Technical Institute, LLC, Master Cutlery, LLC and Constellis Holdings, LLC) on non-accrual status with respect to all interest and Net Loan Fee

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

amortization, with an aggregate amortized cost and fair value of $22,249 and $662, respectively. The change to non-accrual status for the Company's investment in Constellis Holdings, LLC was effective November 1, 2019.
On January 31, 2019, Maverick Healthcare Equity, LLC was acquired in a purchase transaction. Proceeds from this transaction were insufficient to redeem the class of equity held by the Company. Accordingly, the Company recognized a net loss of $89, which is comprised of $900 realized loss net of $811 unrealized loss reversal, in the year ended December 31, 2019.
At December 31, 2019, the Company had international domiciled debt investments, all denominated in US dollars, with an amortized cost and fair value of $10,309 and $10,374, respectively, and debt and equity investments with an amortized cost and fair value of $505,232 and $484,945 domiciled in the United States. The industry compositions of the Company’s debt and equity investment portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$8,158	1.6%	4.9%	$7,224	1.5%	4.3%
Temporary Help Services	13,866	2.7	8.3	13,742	2.8	8.2
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	18,611	3.6	11.2	18,592	3.8	11.2
Construction
Electrical Contractors and Other Wiring Installation Contractors	16,520	3.2	9.9	14,639	3.0	8.8
Plumbing, Heating, and Air-Conditioning Contractors	8,422	1.6	5.1	9,583	1.9	5.8
Education Services
Colleges, Universities, and Professional Schools	—	—	—	—	—	—
Professional and Management Development Training	11,574	2.2	6.9	11,575	2.3	6.9
Finance and Insurance
Direct Health and Medical Insurance Carriers	395	0.1	0.2	405	0.1	0.2
Insurance Agencies and Brokerages	11,487	2.2	6.9	11,386	2.3	6.8
Health Care and Social Assistance
All Other Outpatient Care Centers	2,001	0.4	1.2	2,015	0.4	1.2
Child Day Care Services	8,126	1.6	4.9	8,266	1.7	5.0
Diagnostic Imaging Centers	14,247	2.8	8.6	14,191	2.9	8.5
Freestanding Ambulatory Surgical and Emergency Centers	2,950	0.6	1.8	2,976	0.6	1.8
General Medical and Surgical Hospitals	2,612	0.5	1.6	2,632	0.5	1.6
Home Health Care Services	16,627	3.2	10.0	16,236	3.3	9.7
Medical Laboratories	91	—	0.1	22	—	—
Offices of Physicians, Mental Health Specialists	20,047	3.9	12.0	19,945	4.0	12.0
Outpatient Mental Health and Substance Abuse Centers	11,609	2.3	7.0	4,000	0.8	2.4
Residential Intellectual and Developmental Disability Facilities	2,991	0.6	1.8	3,006	0.6	1.8
Information

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Data Processing, Hosting, and Related Services	11,805	2.3	7.1	11,900	2.4	7.1
Internet Publishing and Broadcasting and Web Search Portals	1,969	0.4	1.2	1,992	0.4	1.2
Software Publishers	41,054	8.0	24.5	38,373	7.7	22.9
Television Broadcasting	1,997	0.4	1.2	1,997	0.4	1.1
Wired Telecommunications Carriers	1,972	0.4	1.2	1,980	0.4	1.2
Manufacturing
Commercial Printing (except Screen and Books)	4,778	0.9	2.9	4,591	0.9	2.8
Custom Compounding of Purchased Resins	15,405	3.0	9.2	16,408	3.3	9.8
Motor Vehicle Body Manufacturing	1,970	0.4	1.2	1,997	0.4	1.2
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,412	1.0	3.2	4,213	0.9	2.5
Other Commercial and Service Industry Machinery Manufacturing	2,229	0.4	1.3	2,262	0.5	1.4
Pharmaceutical and Medicine Manufacturing	853	0.2	0.5	853	0.2	0.5
Pharmaceutical Preparation Manufacturing	7,931	1.5	4.8	19,694	4.0	11.8
Plastics Plumbing Fixture Manufacturing	1,484	0.3	0.9	1,498	0.3	0.9
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.9	1,607	0.3	1.0
Travel Trailer and Camper Manufacturing	10,520	2.0	6.3	8,717	1.7	5.2
Truck Trailer Manufacturing	6,990	1.4	4.2	6,690	1.4	4.0
Unlaminated Plastics Profile Shape Manufacturing	10,046	1.9	6.0	9,959	2.0	6.0
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	20,165	3.9	12.1	20,458	4.0	12.3
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	19,106	3.7	11.5	18,265	3.7	11.0
Communication Equipment Repair and Maintenance	4,493	0.9	2.7	4,512	0.9	2.7
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	17,496	3.4	10.5	17,492	3.5	10.5
Advertising Agencies	1,987	0.4	1.2	2,001	0.4	1.2
All Other Professional, Scientific, and Technical Services	1,925	0.4	1.2	1,925	0.4	1.2
Other Accounting Services	1,698	0.3	1.0	2,250	0.5	1.4
Other Computer Related Services	18,242	3.5	10.9	18,353	3.7	11.0
Other Professional, Scientific, and Technical Services	500	0.1	0.3	1,490	0.3	0.9
Testing Laboratories	1,987	0.4	1.2	2,004	0.4	1.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Public Administration
Other Justice, Public Order, and Safety Activities	9,846	1.9	5.9	407	0.1	0.2
Public Finance Activities	1,941	0.4	1.2	2,007	0.4	1.2
Real Estate and Rental and Leasing
Office Machinery and Equipment Rental and Leasing	13,698	2.7	8.2	14,342	2.9	8.6
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,419	1.2	3.9	6,363	1.3	3.8
Shoe Store	9,675	1.8	5.8	9,917	2.0	6.0
Sporting Goods Stores	1,921	0.4	1.2	1,983	0.4	1.2
Supermarkets and Other Grocery (except Convenience) Stores	1,081	0.2	0.6	1,094	0.2	0.7
All Other General Merchandise Stores	5,402	1.0	3.2	5,020	1.0	3.0
Transportation and Warehousing			—
General Warehousing and Storage	13,790	2.7	8.3	14,165	2.9	8.5
Taxi Service	1,990	0.4	1.2	1,990	0.4	1.2
Wholesale Trade
Business to Business Electronic Markets	3,920	0.8	2.4	3,960	0.8	2.4
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	3,955	0.8	2.4	3,976	0.8	2.4
Industrial Machinery and Equipment Merchant Wholesalers	9,700	1.9	5.8	9,662	2.0	5.8
Industrial Supplies Merchant Wholesalers	6,883	1.3	4.1	6,584	1.3	4.0
Motor Vehicle Parts (Used) Merchant Wholesalers	13,119	2.5	7.9	13,119	2.6	7.9
Other Grocery and Related Products Merchant Wholesalers	1,995	0.4	1.2	2,003	0.4	1.2
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.6	4.9	255	0.1	0.2
Stationery and Office Supplies Merchant Wholesalers	16,113	3.1	9.7	14,559	2.9	8.7
Total debt and equity investments	$515,545	100.0%	309.4%	$495,321	100.0%	297.3%
Structured Finance Notes	23,126	—	14.0%	21,610	—	12.9%
Total investments	$538,671	100.0%	323.4%	$516,931	100.0%	310.2%
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

At December 31, 2018, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$325,873	78.8%	186.2%	$319,017	80.4%	182.3%
Subordinated debt investments	56,212	13.6%	32.1	44,540	11.2%	25.4
Preferred equity	19,620	4.7%	11.2	14,613	3.7%	8.4
Common equity and warrants	11,606	2.8%	6.6	18,627	4.7%	10.6
Total	$413,311	100.0%	236.1%	$396,797	100.0%	226.7%
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
At December 31, 2018, the Company had three loans (Community Intervention Services, Inc., Southern Technical Institute, LLC and Master Cutlery, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $12,403 and $850, respectively.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Unconsolidated Significant Subsidiaries: In accordance with Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest unless the business of the controlled operating company consists of providing services to the Company. In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under the respective rules. MTE Holding Corp. and Subsidiaries were not considered a significant unconsolidated subsidiary under Regulation S-X Rule 4-08(g) as of December 31, 2019 and 2018, respectively.
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

	December 31
Balance Sheet:	2019	2018
Current assets	$4,619	$5,900
Noncurrent assets	19,802	25,103
Total assets	$24,421	$31,003
Current liabilities	$19,586	$979
Noncurrent liabilities	—	19,886
Total liabilities	19,586	20,865
Non-controlling interest	78	4,526
Controlling interest	4,757	5,612
Total equity	$4,835	$10,138

	Year Ended December 31
Summary of Operations:	2019	2018	2017
Net Sales	$25,268	$29,902	$31,614
Gross Profit	6,278	3,216	9,857
Net income (loss)	(4,985)	(597)	2,106
Net income (loss) attributable to MTE Holding Corp.	(766)	191	1,594
Note 5. Fair Value of Financial Instruments
Investments
The Company’s investments are valued at fair value as determined by the Company's board of directors. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process.
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
The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant management judgment or estimation. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Company generally categorizes its investment portfolio into Level 2 and Level 3 of the hierarchy.
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $2,321, $-0- and $-0- were transfered from Level 3 to Level 2 during the years ended December 31, 2019, 2018 and 2017.
Certain of the Company's investments are exchanged in the non-public market among banks, CLOs and other institutional investors for loans to large U.S. corporations. The Company classifies these loan investments as Level 2 when a sufficient number of market quotations or indicative prices from pricing services or broker/dealers (collectively, “Indicative Prices”) are available, and the depth of the market is sufficient to transact to those prices in amounts approximating the Company's investment position at the measurement date. Investments for which sufficient Indicative Prices exist are generally valued consistent with such Indicative Prices.
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company's new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value for up to three months after the transaction date. Senior securities with a fair value of $10,266 were valued at their Transaction Price at December 31, 2019. Based on liquidity and other market factors, these securities are designated as Level 2 in the fair value hierarchy.
Investments that are not valued using Indicative Prices or Transaction Prices are typically valued using two different valuation techniques. The Company typically estimates the fair value of debt investments by a discounted cash flows technique in which a current price is imputed for the investment based upon an assessment of the expected market yield (or discount rate) for similarly structured investments with a similar level of risk. The Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the portfolio company and various market indices. A key determinant of portfolio-company risk is the leverage through the investment relative to earnings metrics of the portfolio company. The fair value of Structured Finance Notes in the Company's portfolio are also estimated primarily by discounted cash flow fair value analytics. In valuing such investments, the Company considers CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and other metrics, as well as estimated market yields provided by a recognized industry pricing service as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by broker-dealers in its estimate of the fair value of such investments. The Company also considers the operating metrics of the CLO vehicle, including compliance with collateralization tests, concentration limits, defaults, restructuring activity and prepayment rates on the underlying loans, if applicable.
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
The following tables presents the Company's investment portfolio measured at fair value on a recurring basis as of December 31, 2019 and 2018, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Debt investments	$—	$74,666	$377,149	$451,815
Equity investments	—	—	43,506	43,506
Structured Finance Notes	—	—	21,610	21,610
	$—	$74,666	$442,265	$516,931

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Debt investments	$—	$—	$363,557	$363,557
Equity investments	—	—	33,240	33,240
Structured Finance Notes	—	—	—	—
	$—	$—	$396,797	$396,797

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurements as of December 31, 2019 and 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at December 31, 2019	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$295,835	Discounted cash flow	Discount rates	5.64% - 17.42% (11.17%)
Senior secured	15,031	Market approach	EBITDA multiples	8.09x - 13.22x (13.08x)
Senior secured	23,193	Market approach	Transaction Price
Subordinated	35,371	Discounted cash flow	Discount rates	6.38% - 18.86% (14.32%)
Subordinated	7,464	Market approach	EBITDA multiples	4.75x - 6.35x (6.35x)
Subordinated	255	Market approach	Revenue multiple

Structured Finance Notes:
Subordinated Notes(2)	21,610	Discounted cash flow	Discount rates	14.50% - 19.50% (17.16%)
			Constant default rate(1)	1.26% - 1.40% (1.33%)
			Recovery rate	69.30% - 70.00% (69.70%)

Equity investments:
Preferred equity	13,185	Market approach	EBITDA multiples	6.25x - 13.22x (4.96x)
Preferred equity	2,424	Market approach	Revenue multiples	0.23x - 9.58x (9.58x)
Preferred equity	2,120	Market approach	Recurring monthly revenue	40.00x - 40.00x (40.00x)
Common equity and warrants	22,788	Market approach	EBITDA multiples	4.50x - 13.22x (13.03x)
Common equity and warrants	1,489	Market approach	Revenue multiples	0.23x - 7.00x (7.00x)
Common equity and warrants	1,500	Transaction Price
	$442,265
(1) Constant default rates for the next twelve months.
(2) The cash flows utilized in the discounted cash flow calculations assume liquidation at current market prices and redeployment of proceeds on all assets currently in default and all assets below specified fair value thresholds.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2018 (1)	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$295,087	Discounted cash flow	Discount rates	6.94% - 19.70% (12.49%)
Senior secured	23,930	Market approach	Transaction Price
Subordinated	36,394	Discounted cash flow	Discount rates	7.16% - 15.40% (7.21%)
Subordinated	8,146	Market approach	EBITDA multiples	3.50x - 7.65x (5.10x)

Equity investments
Preferred equity	12,039	Market approach	EBITDA multiples	4.50x - 8.50x (7.42x)
Preferred equity	2,574	Market approach	Reoccurring Monthly Revenue	38.0x - 42.0x (40.0x)
Common equity and warrants	18,627	Market approach	EBITDA multiples	3.50x - 11.00x (8.68x)
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
The following tables present changes in investments measured at fair value using Level 3 inputs for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, January 1, 2019	$319,017	$44,540	$14,613	$18,627	$—	$396,797

Net realized loss on investments	(3,000)	—	(900)	—	—	(3,900)
Net change in unrealized appreciation (depreciation) on investments	(8,405)	(1,968)	811	3,837	(1,516)	(7,242)
Amortization of net loan origination fees	1,278	86	—	—	—	1,364
Accretion of interest income on Structured Finance Notes	—	—	—	—	2,861	2,861
Capitalized PIK interest, dividends, and fees	489	432	896	—	—	1,817
Purchase and origination of portfolio investments	122,184	—	2,309	3,313	23,341	151,147
Proceeds from principal payments on portfolio investments	(57,150)	—	—	—	—	(57,150)
Sale and redemption of portfolio investments	(38,033)	—	—	—	—	(38,033)
Proceeds from distributions received from portfolio investments	—	—	—	—	(3,076)	(3,076)
Transfers out of Level 3	(2,321)	—	—	—	—	(2,321)

Level 3 assets, December 31, 2019	$334,059	$43,090	$17,729	$25,777	$21,610	$442,264

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2018
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Total
Level 3 assets, January 1, 2018	$195,112	$51,198	$19,200	$11,989	$277,499
Net realized gain on investments	(3,076)	(3,469)	(1,889)	3,655	(4,779)
Net unrealized appreciation (depreciation) on investments	(5,944)	161	(104)	1,853	(4,034)
Amortization of Net Loan Fees	2,076	212	—	—	2,288
Capitalized PIK interest and dividends	388	668	907	—	1,963
Amendment fees	(159)	(2)	—	—	(161)
Purchase and origination of portfolio investments	245,278	20,930	338	5,609	272,155
Proceeds from principal payments on portfolio investments	(75,541)	(25,158)	—	—	(100,699)
Sale and redemption of portfolio investments	(39,117)	—	(3,339)	(4,979)	(47,435)
Reclassification between preferred equity and common equity and warrants	—	—	(500)	500	—
Level 3 assets, December 31, 2018	$319,017	$44,540	$14,613	$18,627	$396,797
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2019 and 2018, attributable to the Company’s Level 3 assets still held at those respective year ends was as follows:

	Year Ended December 31,
	2019	2018
Senior secured debt investments	$(7,793)	$(6,738)
Subordinated debt investments	(1,968)	138
Preferred equity	—	(2,172)
Common equity and warrants	3,837	2,573
Structured Finance Notes	(1,516)	—
Net unrealized depreciation on investments held	$(7,440)	$(6,199)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments not reported at fair value on a recurring basis for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The PWB Credit Facility and BNP Facility are variable rate instruments and fair value is approximately book value.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of December 31, 2019 and 2018:

	December 31, 2019
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	56,450	56,450
OFS Capital Corporation 6.375% Notes due 2025	50,600	—	—	50,600
OFS Capital Corporation 6.5% Notes due 2025	49,282	—	—	49,282
OFS Capital Corporation 5.95% Notes due 2026	54,282	—	—	54,282
SBA-guaranteed debentures	—	—	155,562	155,562
Total debt, at fair value	$154,164	$—	$212,012	$366,176

	December 31, 2018
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$12,000	$12,000
OFS Capital Corporation 6.375% Notes due 2025	48,500	—	—	48,500
OFS Capital Corporation 6.5% Notes due 2025	46,603	—	—	46,603
SBA-guaranteed debentures	—	—	147,956	147,956
Total debt, at fair value	$95,103	$—	$159,956	$255,059
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of December 31, 2019 and 2018:

	As of December 31, 2019		As of December 31, 2018
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$—	$—	$12,000	$12,000
BNP Facility	56,450	56,450	—	—
OFS Capital Corporation 6.375% Notes due 2025	48,634	50,600	48,377	48,500
OFS Capital Corporation 6.5% Notes due 2025	47,093	49,282	46,849	46,603
OFS Capital Corporation 5.95% Notes due 2026	52,325	54,282	—	—
SBA-guaranteed debentures	147,976	155,562	147,600	147,956
Total debt, at fair value	$352,478	$366,176	$254,826	$255,059
Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of December 31, 2019:

Name of Portfolio Company	Investment Type	Amount
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$2,920
Inergex Holdings	Senior Secured Loan (Revolver)	937
SSJA Bariactric Management LLC	Senior Secured Loan (Revolver)	667
TalentSmart Holdings, LLC	Senior Secured Loan (Revolver)	250
		$4,774

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2019.
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

Note 7. Borrowings
SBA Debentures: The SBIC Program enabled SBIC I LP to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to the Company, have interest payable semi-annually and a ten-year maturity. The interest rate is fixed at the time of SBA pooling, which is March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities.
Under present regulations of the SBIC Act, the maximum amount of SBA-guaranteed debt that may be issued by a single SBIC licensee is $150,000 (or $175,000 with SBA approval). An SBIC fund may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. In connection with the SBIC Acquisition, the Company increased its total commitments to SBIC I LP to $75,000, which became a drop down SBIC fund of the Company on December 4, 2013. During 2014, the Company fully funded its $75,000 commitment to SBIC I LP. As of December 31, 2019 and 2018, SBIC I LP had fully drawn the $149,880 of leverage commitments from the SBA.
On a stand-alone basis, SBIC I LP held $249,576 and $251,060 in assets at December 31, 2019 and 2018, respectively, which accounted for approximately 46% and 57% of the Company’s total consolidated assets, respectively. These assets can not be pledged under any debt obligation of the Company.
The following table shows the Company’s outstanding SBA debentures payable as of December 31, 2019 and 2018:

		Fixed Interest Rate	SBA debentures outstanding
Pooling Date	Maturity Date		December 31, 2019	December 31, 2018
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	7,000	7,000
March 26, 2014	March 1, 2024	3.995	5,000	5,000
September 24, 2014	September 1, 2024	3.819	4,110	4,110
September 24, 2014	September 1, 2024	3.370	31,265	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			149,880	149,880
Unamortized debt issuance costs			(1,904)	(2,280)
SBA debentures outstanding, net of unamortized debt issuance costs			$147,976	$147,600
The Company received exemptive relief from the SEC effective November 26, 2013, which permits the Company to exclude SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act, allowing for greater capital deployment.
The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.43% as of December 31, 2019 and 2018. Interest expense on the SBA debentures was $5,137, $5,137, and $5,141 for the years ended December 31, 2019, 2018 and 2017, respectively, which includes $377, $377, and $380 of debt issuance costs amortization, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The weighted-average fixed cash interest rate on the SBA debentures as of December 31, 2019 and 2018, was 3.18%.
Unsecured Notes: In April 2018, the Company publicly offered the Unsecured Notes Due April 2025 with an aggregate principal of $50,000. The total net proceeds to the Company from the Unsecured Notes Due April 2025, after deducting underwriting discounts and offering costs of $1,804 were $48,196. In October and November 2018, the Company publicly offered the Unsecured Notes Due October 2025 with an aggregate principal of $48,525, which included a partial exercise of the underwriters overallotment option. The total net proceeds to the Company from the Unsecured Notes Due October 2025, after deducting underwriting discounts and offering expenses of $1,724, were $46,801. In October and November 2019, the Company publicly offered the Unsecured Notes Due October 2026 with an aggregate principal of $54,325, which included a partial exercise of the underwriters overallotment option. The total net proceeds to the Company from the Unsecured Notes Due October 2026, after deducting underwriting discounts and offering costs of $2,054 were $52,270. The Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025 and the Unsecured Notes Due October 2026, combined (the “Unsecured Notes”), totaled $152,850 in aggregate principal debt, with net proceeds of $147,267 to the Company.
The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all current and future unsecured indebtedness of the Company. Because the Unsecured Notes are not secured by any of the Company's assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the senior secured revolving credit facility between the Company and Pacific Western Bank ("PWB Credit Facility") and borrowings under the revolving credit and security agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator("BNP Facility").
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
As of December 31, 2019, the Unsecured Notes had the following terms and balances:

Unsecured Notes	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate (1)	Effective Interest Rate (2)	Maturity (3)	2019 Interest Expense (4)
Unsecured Notes Due April 2025	$50,000	$1,366	6.375%	6.88%	4/30/2025	$3,444
Unsecured Notes Due October 2025	48,525	1,432	6.50%	7.01%	10/31/2025	3,483
Unsecured Notes Due October 2026	54,325	2,000	5.95%	6.49%	10/31/2026	723
Total	$152,850	$4,798				$7,650
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2019, was 6.26%.
(2) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(3) The Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025, and the Unsecured Notes Due 2026 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2020, October 31, 2020, and October 31, 2021, respectively.
(4) Interest expense includes debt issuance costs amortization of $584 for the year ended December 31, 2019.
PWB Credit Facility: The Company is party to a business loan agreement ("BLA") with Pacific Western Bank, as lender, to provide the Company with a $100,000 senior secured revolving credit facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2021. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Facility is guaranteed by OFSCC-MB and secured by all of our current and future assets excluding assets held by SBIC I LP, OFSCC-FS, and the Company’s partnership interests in SBIC I LP and SBIC I GP. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.25% floor, and includes an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of December 31, 2019, the stated interest rate of the PWB Credit Facility was 5.25%.
The average dollar amount of borrowings outstanding during the year ended December 31, 2019, was $28,061. The effective interest rate, which includes amortization of deferred debt issuance costs as of December 31, 2019, was 6.03% based on the maximum amount available under the PWB Credit Facility. Interest expense on the PWB Credit Facility was $2,136, $959 and $672 for the years ended December 31, 2019, 2018, and 2017, respectively, which includes $283, $180 and $172 of deferred financing amortization, respectively Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2019 and 2018 were $399 and $180, respectively.
Availability under the PWB Credit Facility was $69,005 based on the stated advance rate of 50% under the borrowing base, and the $-0- outstanding as of December 31, 2019.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2019, the Company was in compliance with the applicable covenants.
BNP Facility: On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000, of which $56,450 was drawn as of December 31, 2019. Borrowings under the BNP Facility bear interest of LIBOR plus an applicable spread, which is determined on the basis of industry-recognized portfolio company metrics at the time of funding. The effective interest rate on the BNP Facility was 4.72% at December 31, 2019. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. The BNP Facility also contains customary events of default, including, without limitation, nonpayment, failure to maintain valid ownership interest in all of the collateral and bankruptcy. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS, which were $92,513 and $-0-, or 17% and 0.0% of the Company's total consolidated assets at December 31, 2019 and 2018, respectively. OFSCC-FS incurred fees to the lenders as well as legal costs of approximately $1,346 to establish the BNP Facility, which are amortized over the life of the facility. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2019 and 2018 were $1,229 and $-0-, respectively. The unused commitment under the BNP Facility was $93,550 as of December 31, 2019.
The average dollar amount of borrowings outstanding during the year ended December 31, 2019, was $20,000. Interest expense on the BNP Facility was $905, which included $118 of deferred financing amortization, for the year ended December 31, 2019.
The average dollar borrowings and average interest rate for all Company debt during the years ended December 31, 2019, 2018 and 2017, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2019	$307,826	4.99%
December 31, 2018	206,936	4.37
December 31, 2017	158,368	3.55

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2019, the Company's debt liabilities are scheduled to mature as follows:

	Principal Due by Year
Debt liabilities(1)	Total	2020	2021	2022	2023	2024	Thereafter
PWB Credit Facility	$—	$—	$—	$—	$—	$—	$—
BNP Facility	56,450	—	—	—	—	56,450	—
SBA Debentures(2)	149,880	—	—	14,000	7,000	40,375	88,505
Unsecured Notes	152,850	—	—	—	—	—	152,850
Total	$359,180	$—	$—	$14,000	$7,000	$96,825	$241,355

(1)
The PWB Credit Facility is scheduled to mature on February 28, 2021. The BNP Facility is scheduled to mature on June 20, 2024. The SBA debentures are scheduled to mature between September 2022 and 2025. The Unsecured Notes are scheduled to mature between April 2025 and October 2026.

(2)	SBIC I LP intends, over time, to repay outstanding SBA debentures prior to the scheduled maturity date of its debentures. See footnote 13 for additional information.
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
Taxable income and distributions: The Company has met the required distribution, source of income and asset diversification requirements as of December 31, 2019, and intends to continue meeting these requirements. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income from Company’s equity investments in pass-through entities, PIK dividends that have not yet been declared and paid by underlying portfolio companies, capital gains and losses and the net creation or utilization of capital loss carryforwards. The Company recognized approximately $18,355 of ordinary taxable income during the year ended December 31, 2019.
The distributions paid to stockholders are reported as ordinary income, long-term capital gains, and returns of capital. The tax character of distributions paid were as follows:

	Years Ended December 31,
	2019	2018	2017
Ordinary taxable income	$18,176	$18,053	$14,158
Long-term capital gain	—	5,036	2,738
Total distributions to stockholders	$18,176	$23,089	$16,896
Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
Ordinary income	$2,578	$3,712
Net long-term capital loss carryforward – non-expiring	(8,578)	(5,176)
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment related to goodwill amortization, excise taxes, and other permanent differences; and temporary differences between GAAP and tax treatment of realized gains and losses, income arising from Company’s equity investments in pass-through entities, PIK dividends, and other temporary differences. The Company recorded reclassifications to increase (decrease)

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

additional paid-in capital against total distributable earnings (accumulated loss) of $(462), $(62) and $(409) for the years ended December 31, 2019, 2018 and 2017, respectively.
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
Tax-basis amortized cost of investments	$531,781	$408,715
Tax-basis gross unrealized appreciation on investments	24,326	18,426
Tax-basis gross unrealized depreciation on investments	(39,176)	(30,344)
Tax-basis net unrealized depreciation on investments	(14,850)	(11,918)
Fair value of investments	$516,931	$396,797
Deferred taxes: The Company recognizes deferred taxes on the unrealized appreciation or depreciation of securities held through Taxable Blockers. Deferred tax assets and liabilities are measured using enacted corporate federal tax rates expected to apply to taxable income in the years in which those unrealized gains and losses are realized. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of the projected taxable income or other taxable events in the Taxable Blocker. Deferred tax assets and liabilities, and related valuation allowance, as of December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
Total deferred tax assets	$442	$310
Total deferred tax liabilities	(838)	(225)
Valuation allowance on net deferred tax assets	—	(85)
Net unrealized appreciation (depreciation) on investments reported in the consolidated statements of operations includes $(416), $(4) and $4 of net deferred tax (benefit) expense for the years ended December 31, 2019, 2018 and 2017, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	Years Ended December 31,
	2019	2018	2017	2016	2015
Per share operating performance:
Net asset value per share at beginning of year	$13.10	$14.12	$14.82	$14.76	$14.24
Net investment income(10)	1.43	1.38	1.28	1.46	1.39
Net realized gain (loss) on non-control/non-affiliate investments(10)	(0.29)	(0.37)	(0.26)	0.25	(0.31)
Net realized gain on affiliate investments(10)	—	0.01	0.81	—	0.14
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments(10)	(0.72)	(0.19)	(0.78)	(0.69)	0.53
Net unrealized appreciation (depreciation) on affiliate investments(10)	0.40	(0.06)	(0.41)	0.33	0.13
Net unrealized appreciation (depreciation) on control investment(10)	(0.10)	(0.06)	—	0.07	—
Total from investment operations	0.72	0.71	0.64	1.42	1.88
Distributions	(1.36)	(1.73)	(1.36)	(1.36)	(1.36)
Issuance of common stock (5)	—	—	(0.03)	—	—
Other (6)	—	—	0.05	—	—
Net asset value per share at end of year	$12.46	$13.10	$14.12	$14.82	$14.76

Per share market value, end of period	$11.17	$10.60	$11.90	$13.76	$11.48
Total return based on market value (1)	18.3%	3.5%	(4.7)%	32.3%	9.0%
Total return based on net asset value (2)	6.7%	7.8%	5.0%	10.9%	16.0%
Shares outstanding at end of period	13,376,836	13,357,337	13,340,217	9,700,297	9,691,170
Weighted average shares outstanding	13,364,244	13,348,203	12,403,706	9,693,801	9,670,153
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$171,889	$182,468	$171,631	$142,818	$140,002
Net asset value at end of year	$166,627	$175,023	$188,336	$143,778	$143,012
Net investment income	$19,098	$18,385	$15,877	$14,145	$13,411
Ratio of total expenses, net to average net assets (8)	19.4%	13.4%	10.2%	11.9%	13.5%
Ratio of net investment income to average net assets (9)	11.1%	10.5%	8.4%	9.8%	9.6%
Portfolio turnover (7)	21.2%	41.9%	50.4%	18.1%	44.6%

(1)	Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.

(2)	Calculated as ending net asset value less beginning net asset value, adjusting for distributions reinvested at the Company’s dividend reinvestment plan for the respective distributions.

(3)	Based on the average of the net asset value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.

(4)	Reserved.

(5)	The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the Offering.

(6)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on a weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(7)
Portfolio turnover rate is calculated using the lesser of year-to-date sales and principal payments or year-to-date purchases over the average of the invested assets at fair value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.

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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its restrictions imposed by the SBA regulations on the Company's wholly owned SBIC subsidiary. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. At December 31, 2019 and December 31, 2018, net assets of SBIC I LP were $99,848 and $101,727, respectively, which included cash of $1,851 and $36,031, of which $1,851 and $9,677 were available for distribution at December 31, 2019 and 2018, respectively. At December 31, 2019 and December 31, 2018, net assets of OFSCC-FS were $25,578 and $-0-, respectively, which included cash of $2,172 and $-0-, of which $-0- and $-0- were available for distribution to the Company at December 31, 2019 and 2018, respectively.
The following table summarizes distributions declared and paid for the years ended December 31, 2019, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2017
March 9, 2017	March 17, 2017	March 31, 2017	$0.34	$3,257	2,919	$41
May 2, 2017	June 16, 2017	June 30, 2017	0.34	4,483	3,439	49
August 1, 2017	September 15, 2017	September 29, 2017	0.34	4,491	3,196	42
October 31, 2017	December 15, 2017	December 29, 2917	0.34	4,469	5,366	64
			$1.36	$16,700	14,920	$196
Year ended December 31, 2018
February 12, 2018 (1)	March 22, 2018	March 29, 2018	$0.37	$4,886	4,459	$50
February 27, 2018	March 22, 2018	March 29, 2018	0.34	4,490	4,098	46
May 1, 2018	June 22, 2018	June 29, 2018	0.34	4,518	1,684	20
August 3, 2018	September 14, 2018	September 28, 2018	0.34	4,511	2,366	28
October 30, 2018	December 17, 2018	December 31, 2018	0.34	4,489	4,813	51
			$1.73	$22,894	17,420	$195
Year ended December 31, 2019
March 5, 2019	March 22, 2019	March 29, 2019	$0.34	$4,497	3,797	$45
April 30, 2019	June 21, 2019	June 28, 2019	0.34	4,479	5,327	64
July 30, 2019	September 23, 2019	September 30, 2019	0.34	4,487	4,990	58
November 6, 2019	December 24, 2019	December 31, 2019	0.34	4,486	5,385	60
			$1.36	$17,949	19,499	$227

(1) Special distribution representing undistributed net long-term capital gains realized by the Company in 2017.
The following table represents DRIP participation for the years ended December 31, 2019, 2018 and 2017, respectively:

For the Year Ended	DRIP Shares Value	Total Distribution Declared	DRIP Shares Issued	Average Value Per Share
December 31, 2019	227	$18,176	19,500	$11.62
December 31, 2018	195	23,089	17,420	11.16
December 31, 2017	196	16,896	14,920	13.18
Since the Company’s IPO, distributions to stockholders total $109,040, or $9.72 per share on a cumulative basis.
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. For the year ended December 31, 2019, approximately $1.36 per share, $0.00 per share, and $0.00 per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its stockholders, respectively.
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
The following table summarizes the shares of common stock the Company repurchased under the Stock Repurchase Program during the years ended December 31, 2019 and 2018 (amount in thousands except shares):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
May 22, 2018 through December 31, 2018	300	$10.29	300	$9,997
January 1, 2019 through December 31, 2019	—	—	—	—
Total	300	10.29	300	9,997

Note 11. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$13,418	$13,858	$12,900	$12,345
Net investment income	4,557	4,853	4,860	4,828
Net loss on investments	(3,851)	(3,091)	(1,507)	(1,096)
Net increase in net assets resulting from operations	706	1,762	3,353	3,732
Net investment income per share – basic and diluted (1)	$0.34	$0.36	$0.36	$0.36
Net increase in net assets resulting from operations per share – basic and diluted (1)	$0.05	$0.13	$0.25	$0.28
Net asset value per share (2)	$12.46	$12.74	$12.95	$13.04

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$12,571	$10,982	$10,278	$9,003
Net investment income	5,321	4,690	4,558	3,816
Net gain (loss) on investments	(9,416)	489	437	(323)
Net increase (decrease) in net assets resulting from operations	(4,095)	5,179	4,995	3,493
Net investment income per share – basic and diluted (1)	$0.40	$0.35	$0.34	$0.29
Net increase (decrease) in net assets resulting from operations per share – basic and diluted (1)	$(0.30)	$0.39	$0.37	$0.26
Net asset value per share (2)	$13.10	$13.75	$13.70	$13.67

(1)	Based on weighted average shares outstanding for the respective period.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

(2)	Based on shares outstanding at the end of the respective period.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Consolidated Schedule of Investments In and Advances To Affiliates

		Year Ended December 31, 2019
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2018, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2019, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$(15)	$1,172	$—	$42	$1,214	$7,296	$183	$(15)	$7,464
	Common Equity	—	(1,396)	—	89	—	89	2,649	—	(1,396)	1,253
		—	(1,411)	1,172	89	42	1,303	9,945	183	(1,411)	8,717

Total Control Investment		—	(1,411)	1,172	89	42	1,303	9,945	183	(1,411)	8,717
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	253	2,360	—	—	2,360	20,023	451	(375)	20,099
	Common Equity(6)	—	(29)	—	—	—	—	1,073	—	(29)	1,044
		—	224	2,360	—	—	2,360	21,096	451	(404)	21,143

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	154	1,395	—	204	1,599	—	13,932	(186)	13,746
	Common Equity(6)	—	849	—	—	—	—	—	2,662	—	2,662
		—	1,003	1,395	—	204	1,599	—	16,594	(186)	16,408

Contract Datascan Holdings, Inc.	Subordinated Loan	—	(5)	931	—	—	931	8,000	5	(5)	8,000
	Preferred Equity(7)	—	(1,636)	656	—	—	656	6,652	656	(1,637)	5,671
	Common Equity(6)	—	(1,642)	—	—	—	—	2,313	—	(1,642)	671
		—	(3,283)	1,587	—	—	1,587	16,965	661	(3,284)	14,342

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2019
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2018, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2019, Fair Value (5)

DRS Imaging Services, LLC	Senior Secured Loan	$—	$56	$1,317	$—	$—	$1,317	$10,617	$75	$(123)	$10,569
	Common Equity(6)	—	134	—	—	—	—	1,197	134	—	1,331
		—	190	1,317	—	—	1,317	11,814	209	(123)	11,900

Master Cutlery, LLC	Subordinated Loan (6)	—	(595)	—	—	—	—	850	718	(1,313)	255
	Preferred Equity(6)	—	—	—	—	—	—	—	—	—	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	(595)	—	—	—	—	850	718	(1,313)	255

NeoSystems Corp.	Preferred Stock(7)	—	(161)	162	—	—	162	2,250	162	(162)	2,250

Pfanstiehl Holdings, Inc.	Subordinated Loan	—	7	390	—	—	390	3,788	8	(8)	3,788
	Common Equity	—	3,619	—	413	—	413	8,360	3,619	—	11,979
		—	3,626	390	413	—	803	12,148	3,627	(8)	15,767

Professional Pipe Holdings, LLC	Senior Secured Loan	—	343	999	—	—	999	7,466	470	(766)	7,170
	Common Equity(6)	—	1,644	—	—	—	—	769	1,644	—	2,413
		—	1,987	999	—	—	999	8,235	2,114	(766)	9,583

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2019
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2018, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2019, Fair Value (5)
TalentSmart Holdings, LLC	Senior Secured Loan	$—	$—	$203	$—	$—	$203	$—	$10,008	$(175)	$9,833
	Senior Secured Loan (Revolver)	—	—	4	—	—	4	—	251	(9)	242
	Common Equity(6)	—	—	—	—	—	—	—	1,500	—	1,500
		—	—	207	—	—	207	—	11,759	(184)	11,575

TRS Services, Inc.	Senior Secured Loan	—	179	1,842	—	6	1,848	14,446	14,995	(14,818)	14,623
	Preferred Equity (Class AA units)(7)	—	(6)	80	—	—	80	473	80	(6)	547
	Preferred Equity (Class A units)(6)	—	2,269	—	—	—	—	826	2,269	—	3,095
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	2,442	1,922	—	6	1,928	15,745	17,344	(14,824)	18,265

TTG Healthcare, LLC	Senior Secured Loan	—	(171)	1,282	—	11	1,293	—	14,951	(3,184)	11,767
	Preferred Equity(6)	—	115				—	—	2,424	—	2,424
		—	(56)	1,282	—	11	1,293	—	17,375	(3,184)	14,191

Total Affiliate Investments		—	5,376	11,621	413	221	12,255	89,103	71,014	(24,438)	135,679
Total Control and Affiliate Investments		—	$3,965	$12,793	$502	$263	$13,558	$99,048	$71,197	$(25,850)	$144,396

(1)
Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Represents the total amount of interest, fees or dividends included in 2019 income for the portion of the year ended December 31, 2019, that an investment was included in Control or Affiliate Investment categories, respectively.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year ended December 31, 2018
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2017, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018, Fair Value (5)
Contract Datascan Holdings, Inc.	Subordinated Loan	—	(5)	950	—	—	950	8,000	6	(6)	8,000
	Preferred Equity A (7)	—	91	597	—	—	597	5,964	688	—	6,652
	Common Equity (6)	—	2,053	—	—	—	—	260	2,053	—	2,313
		—	2,139	1,547	—	—	1,547	14,224	2,747	(6)	16,965

DRS Imaging Services, LLC	Senior Secured Loan	—	(157)	659	—	163	822	—	10,802	(185)	10,617
	Common Equity (6)	—	62	—	—	—	—	—	1,197	—	1,197
		—	(95)	659	—	163	822	—	11,999	(185)	11,814

Jobson Healthcare Information (8)	Senior Secured Loan	(3,477)	2,331	905	—	—	905	12,910	2,751	(15,661)	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
	Warrants (6)	(454)	454	—	—	—	—	—	454	(454)	—
		(3,931)	2,785	905	—	—	905	12,910	3,205	(16,115)	—

Master Cutlery, LLC	Subordinated Loan	—	(2,095)	156	—	—	156	2,873	117	(2,140)	850
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(2,095)	156	—	—	156	2,873	117	(2,140)	850

NeoSystems Corp.	Subordinated Loan	—	(7)	283	—	—	283	2,143	47	(2,190)	—
	Preferred Stock (7)	—	(145)	146	—	—	146	2,248	147	(145)	2,250
		—	(152)	429	—	—	429	4,391	194	(2,335)	2,250

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year ended December 31, 2018
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2017, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018, Fair Value (5)
Pfanstiehl Holdings, Inc.	Subordinated Loan	—	42	392	—	—	392	3,755	42	(9)	3,788
	Common Equity	—	3,605	—	130	—	130	4,755	3,605	—	8,360
		—	3,647	392	130	—	522	8,510	3,647	(9)	12,148

Professional Pipe Holdings, LLC	Senior Secured Loan	—	(181)	845	—	—	845	—	8,355	(889)	7,466
	Common Equity (6)	—	(645)	—	—	—	—	—	1,414	(645)	769
		—	(826)	845	—	—	845	—	9,769	(1,534)	8,235

TRS Services, Inc.	Senior Secured Loan	—	(307)	1,856	—	9	1,865	9,466	7,942	(2,962)	14,446
	Preferred Equity (Class AA units) (7)	—	—	62	—	—	62	409	64	—	473
	Preferred Equity (Class A units) (6)	—	(1,404)	—	—	—	—	2,230	—	(1,404)	826
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(1,711)	1,918	—	9	1,927	12,105	8,006	(4,366)	15,745

Total Affiliate Investments		187	(803)	11,376	130	760	12,266	69,557	71,482	(51,936)	89,103
Total Control and Affiliate Investments		$187	$(1,550)	$12,491	$315	$826	$13,632	$80,125	$71,659	$(52,737)	$99,048

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 13. Subsequent Events Not Disclosed Elsewhere
On March 11, 2020, the Company’s Board declared a distribution of $0.34 per share for the first quarter of 2020, payable on March 31, 2020 to stockholders of record as of March 24, 2020.
On March 1, 2020, SBIC I LP prepaid $16,110 of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Certificate of Incorporation of OFS Capital Corporation	N-2 (333-166363)	March 18, 2011

3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	10-K (814-00813)	March 26, 2013

3.3	Bylaws of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011

4.1	Form of Stock Certificate of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011

4.2	Form of Base Indenture	N-2 (333-200376)	November 19, 2014

4.3	Form of Warrant Agreement	N-2/A (333-200376)	December 16, 2014

4.4	Form of Subscription Agent Agreement	N-2/A (333-200376)	December 16, 2014

4.5	Form of Subscription Certificate	N-2/A (333-200376)	December 16, 2014

4.6	Form of Certificate of Designation	N-2/A (333-200376)	December 16, 2014

4.7	First Supplemental Indenture dated as of April 16, 2018, between OFS Capital Corporation and U.S. Bank National Association, as trustee	POS EX (333-217302)	April 16, 2018

4.8	Form of 6.375% Note due 2025 (incorporated by reference to Exhibit 4.8 hereto and Exhibit A therein)	POS EX (333-217302)	April 16, 2018

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
4.9	Second Supplemental Indenture dated as of October 16, 2018 between OFS Capital Corporation and U.S. Bank National Association, as trustee	POS EX (333-222419)	October 16, 2018

4.10	Form of 6.50% Note due 2025 (incorporated by reference to Exhibit 4.10 hereto and Exhibit A therein)	POS EX (333-222419)	October 16, 2018

4.11	Third Supplemental Indenture dated as of October 15, 2019 between OFS Capital Corporation and U.S. National Bank Association, as trustee	POS EX	October 15, 2019

4.12	Form of 5.95% Note due 2026 (incorporated by reference to Exhibit 4.11 hereto and Exhibit A therein)	POS EX	October 15, 2019

4.13	Description of Securities			*

10.1	Form of Dividend Reinvestment Plan	N-2/A (333-166363)	March 18, 2011

10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC	10-Q (814-00813)	November 7, 2014

10.3	Form of Custody Agreement	N-2/A (333-166363)	March 18, 2011

10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC	N-2/A (333-166363)	March 18, 2011

10.5	License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	March 18, 2011

10.6	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers	N-2/A (333-166363)	March 18, 2011

10.7	Form of Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	July 24, 2012

10.9	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated March 7, 2018	10-K (814-00813)	March 12, 2018

10.10	Promissory Note between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015	10-Q (814-00813)	November 6, 2015

10.11	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated March 7, 2018	10-K (814-00813)	March 12, 2018

10.13	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank, dated April 10, 2019	Form 8-K (333-00813)	April 15, 2019

10.14	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank, dated April 10, 2019	Form 8-K (333-00813)	April 15, 2019

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.15	Commercial Guaranty Agreement between OFS Capital Corporation and Pacific Western Bank, dated April 10, 2019	Form 8-K (333-00813)	April 15, 2019

10.16	Commercial Guaranty Agreement between among OFS Capital Corporation, OFSCC-MB, Inc., and Pacific Western Bank, dated April 10, 2019	Form 8-K (333-00813)	April 15, 2019

10.17
Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings LLC, as equityholder, OFS Capital Corporation, LLC, as servicer, and Citibank, N.A., as collateral agent, dated June 20, 2019.
		Form 8-K (814-00813)	June 24, 2019

10.18
Securities Account Control Agreement by and among OFSCC-FS, LLC, as pledgor, BNP Paribas, as administrative agent, and Citibank, N.A., as secured party and securities intermediary, dated June 20, 2019.
		Form 8-K (814-00813)	June 24, 2019

10.19	Custodian and Loan Administration Agreement by and among OFSCC-FS, LLC, Citibank, N.A., as custodian, and Virtus Group, LP, as collateral administrator, dated June 20, 2019.	Form 8-K (814-00813)	June 24, 2019

10.2	Loan Sale and Contribution Agreement by and between OFSCC-FS, LLC, as the buyer, and OFSCC-FS Holdings, LLC, as the seller, dated June 20, 2019.	Form 8-K (814-00813)	June 24, 2019

11.1	Computation of Per Share Earnings			+

14.1	Joint Code of Ethics of OFS Capital Corporation and OFS Advisor	10-K (814-00813)	March 15, 2019

21.1	List of Subsidiaries			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

99.1	Report of Independent Registered Public Accounting Firm			*

99.2	Report of Independent Registered Public Accounting Firm			*

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report
†	Furnished herewith

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFS Capital Corporation

Date: March 13, 2020	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 13, 2020	/s/ Bilal Rashid
Bilal Rashid, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 13, 2020	/s/ Marc Abrams
Marc Abrams, Director

Date: March 13, 2020	/s/ Robert J. Cresci
Robert J. Cresci, Director

Date: March 13, 2020	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 13, 2020	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer, Treasurer (Principal Financial Officer) and Director

Date: March 13, 2020	/s/ Jeffery S. Owen
Jeffery S. Owen, Chief Accounting Officer (Principal Accounting Officer)