Form 10-Q
period 2020-03-31
OFS Capital Corp
filed 2020-05-08
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 6, 2020 was 13,392,529.

OFS CAPITAL CORPORATION

2

Defined Terms
We have used "we," "us," "our," "our company" and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Affiliated Account	Another account managed by OFS Advisor or an affiliate of OFS Advisor
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
April 2017 Offering	The April 2017 follow-on public offering of 3,625,000 shares of our common stock at an offering price of $14.57 per share
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
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

Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
NBIP	Non-binding indicative price
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company

Term	Explanation or Definition
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities.
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income.
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration
SBCAA	Small Business Credit Availability Act
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Secured Revolver Amendment	The amended Business Loan Agreement with Pacific Western Bank, as lender, dated April 10, 2019
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes
CLO subordinated debt positions. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses

Synthetic Rating Analysis
A discount rate method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt.

The Order
An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with certain funds managed by OFS Advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions

Transaction Price	The cost of an arm's length transaction occurring in the same security
Unsecured Notes	The combination of the Unsecured Notes Due April 2025, Unsecured Notes Due October 2025 and Unsecured Notes Due October 2026
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025
Unsecured Notes Due October 2025	The Company’s $46.0 million aggregate principal amount of 6.5% notes due October 30, 2025
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026

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

•
the belief that the carrying amounts of our financial instruments, such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments and that such financial instruments are held with high credit quality institutions to mitigate the risk of loss due to credit risk;

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

•
our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers and the impact on our risk profile, including our belief that the seniority of such loans in a borrower's capital structure may provide greater downside protection against the impact of the Coronavirus ("COVID-19") pandemic;

•	the percentage of investments that will bear interest on a floating rate or fixed rate basis;

•	interest rate volatility, including the decommissioning of LIBOR;

•	the ability of SBIC I LP to make distributions enabling us to meet RIC requirements;

•	plans by SBIC I LP to repay its outstanding SBA debentures;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of the outbreak; the effect of the COVID-19 pandemic on our business financial condition, results of operations and cash flows and those of our portfolio companies (including the expectation that a shift from cash interest to PIK interest will result from concessions granted to borrowers due to the COVID-19 pandemic), including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including our belief that new loan activity in the market in which we operate has slowed) and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;

•	the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;

•
uncertain valuations of our portfolio investments, including our belief that overweighting the Reunderwriting Analysis method more accurately captures certain data related to illiquid private credit during the COVID-19 pandemic; and

•	the effect of new or modified laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $390,198 and $396,201, respectively)	$343,692	$372,535
Affiliate investments (amortized cost of $114,015 and $131,950, respectively)	114,819	135,679
Control investment (amortized cost of $10,609 and $10,520, respectively)	7,142	8,717
Total investments at fair value (amortized cost of $514,822 and $538,671, respectively)	465,653	516,931
Cash	2,170	13,447
Interest receivable	2,799	3,349
Receivable for investment sold	1,920	—
Prepaid expenses and other assets	4,311	4,461
Total assets	$476,853	$538,188

Liabilities
Revolving lines of credit	$58,050	$56,450
SBA debentures (net of deferred debt issuance costs of $1,661 and $1,904, respectively)	132,109	147,976
Unsecured notes (net of deferred debt issuance costs of $4,601 and $4,798 respectively)	148,249	148,052
Interest payable	2,193	3,505
Payable to adviser and affiliates (Note 3)	3,233	4,106
Payable for investments purchased	1,985	10,264
Accrued professional fees	746	621
Other liabilities	305	587
Total liabilities	346,870	371,561

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2020, and December 31, 2019, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,392,529 and 13,376,836 shares issued and outstanding as of March 31, 2020, and December 31, 2019, respectively	134	134
Paid-in capital in excess of par	187,387	187,305
Total distributable earnings (losses)	(57,538)	(20,812)
Total net assets	129,983	166,627

Total liabilities and net assets	$476,853	$538,188

Number of shares outstanding	13,392,529	13,376,836
Net asset value per share	$9.71	$12.46

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Investment income
Interest income:
Non-control/non-affiliate investments	$9,072	$8,642
Affiliate investments	2,394	2,333
Control investment	196	259
Total interest income	11,662	11,234
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	261	97
Affiliate investments	269	252
Control investment	85	27
Total payment-in-kind interest and dividend income	615	376
Dividend income:
Affiliate investments	100	173
Total dividend income	100	173
Fee income:
Non-control/non-affiliate investments	485	342
Affiliate investments	5	205
Control investment	3	15
Total fee income	493	562
Total investment income	12,870	12,345
Expenses
Interest expense	4,922	3,455
Management fee	2,019	1,843
Incentive fee	883	1,163
Professional fees	648	535
Administration fee	520	437
Other expenses	347	84
Total expenses before incentive fee waiver	9,339	7,517
Incentive fee waiver (see Note 3)	(441)	—
Total expenses, net of incentive fee waiver	8,898	7,517
Net investment income	3,972	4,828

Net realized and unrealized gain (loss)
Net realized loss on non-control/non-affiliate investments	(8,973)	(804)
Loss on extinguishment of debt	(149)	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes	(22,422)	658
Net unrealized depreciation on affiliate investments	(2,924)	(1,120)
Net unrealized appreciation (depreciation) on control investment	(1,664)	170

Net loss	(36,132)	(1,096)

Net increase (decrease) in net assets resulting from operations	$(32,160)	$3,732

Net investment income per common share – basic and diluted	$0.30	$0.36
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(2.41)	$0.28
Distributions declared per common share	$0.34	$0.34
Basic and diluted weighted average shares outstanding	13,377,008	13,357,464
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2019	—	$—	13,357,337	$134	$187,540	$(12,651)	$175,023
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,828	4,828
Net realized loss on investments	—	—	—	—	—	(804)	(804)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(292)	(292)
Tax reclassifications of permanent differences	—	—	—	—	19	(19)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	3,797	—	45	—	45
Dividends declared	—	—	—	—	—	(4,542)	(4,542)
Net increase (decrease) for the period ended March 31, 2019	—	—	3,797	—	64	(829)	(765)
Balances at March 31, 2019	—	$—	13,361,134	$134	$187,604	$(13,480)	$174,258

Balances at January 1, 2020	—	$—	13,376,836	$134	$187,305	$(20,812)	$166,627
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,972	3,972
Net realized loss on investments	—	—	—	—	—	(8,973)	(8,973)
Loss on extinguishment of debt						(149)	(149)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(27,010)	(27,010)
Tax reclassifications of permanent differences	—	—	—	—	18	(18)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	15,693	—	64	—	64
Dividends declared	—	—	—	—	—	(4,548)	(4,548)
Net increase (decrease) for the period ended March 31, 2020	—	—	15,693	—	82	(36,726)	(36,644)
Balances at March 31, 2020	—	$—	13,392,529	$134	$187,387	$(57,538)	$129,983

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(32,160)	$3,732
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	8,973	804
Net unrealized depreciation on investments	27,010	292
Amortization of Net Loan Fees	(407)	(178)
Payment-in-kind interest and dividend income	(628)	(377)
Accretion of interest income on structured finance notes	(1,223)	(467)
Amortization of debt issuance costs	581	277
Amortization of intangible asset	49	49
Purchase and origination of portfolio investments	(63,609)	(63,630)
Proceeds from principal payments on portfolio investments	37,204	6,013
Proceeds from sale or redemption of portfolio investments	42,082	16,328
Proceeds from distributions received from portfolio investments	1,353	433
Changes in operating assets and liabilities:
Interest receivable	550	(1,000)
Interest payable	(1,312)	(1,313)
Payable to adviser and affiliates	(873)	67
Receivable for investment sold	(1,920)	—
Payable for investments purchased	(8,279)	(3,124)
Other assets and liabilities	326	(173)
Net cash provided (used) in operating activities	7,717	(42,267)

Cash flows from financing activities
Distributions paid to stockholders	(4,484)	(4,496)
Borrowings under revolving lines of credit	39,600	36,500
Repayments under revolving lines of credit	(38,000)	(12,750)
Repayments of SBA debentures	(16,110)	—
Repurchases of common stock under Stock Repurchase Program	—	(3)
Net cash provided (used) by financing activities	(18,994)	19,251
Net decrease in cash	(11,277)	(23,016)
Cash at beginning of period	13,447	38,172
Cash at end of period	$2,170	$15,156

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,801	$4,491
Reinvestment of distributions to stockholders	64	45

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
March 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AHP Health Partners (14) (15)	General Medical and Surgical Hospitals
Senior Secured Loan		5.50%	(L +4.50%)	6/27/2019	6/30/2025	$2,559	$2,563	$2,286	1.8%

All Star Auto Lights, Inc. (4)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		9.24%	(L +7.50%)	12/19/2019	8/20/2024	14,401	14,249	13,652	10.5

American Bath Group, LLC (15)	Plastics Plumbing Fixture Manufacturing
Senior Secured Loan		5.25%	(L +4.25%)	6/24/2019	9/30/2023	1,485	1,480	1,412	1.1

Asurion, LLC (15)	Communication Equipment Repair and Maintenance
Senior Secured Loan		7.49%	(L +6.50%)	11/19/2019	8/4/2025	1,500	1,511	1,411	1.1

Athenahealth, Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.28%	(L +4.50%)	6/24/2019	2/11/2026	1,980	1,984	1,861	1.4

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (15)		8.25%	(L +6.50%)	2/7/2020	2/7/2025	17,280	17,029	17,107	13.2
Senior Secured Loan (Revolver) (5)		8.25%	(L +6.50%)	2/7/2020	2/7/2025	1,175	1,133	1,163	0.9
						18,455	18,162	18,270	14.1
Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		6.07%	(L +5.00%)	6/24/2019	9/25/2024	2,977	2,920	2,516	1.9

Baymark Health Services, Inc.	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		10.21%	(L +8.25%)	3/22/2018	3/1/2025	4,000	3,972	3,759	2.9

BrightSpring Health Services (15)	Residential Intellectual and Developmental Disability Facilities
Senior Secured Loan		4.11%	(L +3.25%)	6/24/2019	3/5/2026	2,978	2,984	2,605	2.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Brookfield WEC Holdings Inc. (15)	Business to Business Electronic Markets
Senior Secured Loan		3.99%	(L +3.00%)	7/25/2019	8/1/2025	$1,985	$1,995	$1,799	1.4%

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (4) (8)		9.61%	(L +7.70%)	8/23/2017	8/23/2022	20,125	20,041	20,018	15.4
Senior Secured Loan (Revolver) (5)		0.25% (18)	(L +7.25%)	8/23/2017	8/23/2022	—	(7)	(15)	—
						20,125	20,034	20,003	15.4
Community Intervention Services, Inc. (4) (6) (10) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.0% cash / 6.0% PIK	N/A	7/16/2015	1/16/2021	9,770	7,639	—	—

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.08%	(L +8.50%)	7/7/2015	11/1/2025	9,678	9,523	8,805	6.8

Connect U.S. Finco LLC (14) (15)	Taxi Service
Senior Secured Loan		5.50%	(L +4.50%)	11/20/2019	12/11/2026	2,000	1,991	1,613	1.2

Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			703	703	0.5

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.74%	(L +6.75%)	9/28/2018	2/2/2026	3,481	3,432	3,219	2.5

Curium BidCo S.A R.L. (15)	Pharmaceutical and Medicine Manufacturing
Senior Secured Loan		5.07%	(L +4.00%)	10/29/2019	7/1/2026	846	850	783	0.6

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		8.21%	(L +6.75%)	10/31/2019	12/1/2025	405	395	374	0.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		4.18%	(L +3.25%)	11/19/2019	8/24/2026	$1,990	$1,992	$1,562	1.2%

DuPage Medical Group (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		7.99%	(L +7.00%)	8/22/2017	8/15/2025	10,098	10,169	9,611	7.4

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.0% cash / 1.0% PIK	N/A	7/13/2017	1/13/2023	9,033	8,988	8,616	6.6
Common Equity (71,250 Class A units) (10)				7/13/2017			713	519	0.4
						9,033	9,701	9,135	7.0
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		6.00% cash / 5.00% PIK	N/A	6/30/2017	6/30/2022	16,574	16,432	14,465	11.1
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	—	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	—	—
						16,574	16,745	14,465	11.1
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,187	4,224	3.2

Garda World Security (14) (15)	Security Systems Services (except Locksmiths)
Senior Secured Loan		6.39%	(L +4.75%)	10/24/2019	10/30/2026	1,145	1,124	1,094	0.8

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		10.00%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,917	3,881	3.0
Common Equity (368,852 Class A units) (10)				12/29/2017			450	71	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	3	—
						5,000	5,417	3,955	3.1
Hyland Software, Inc.	Software Publishers
Senior Secured Loan		7.99%	(L +7.00%)	10/24/2018	7/7/2025	2,601	2,613	2,471	1.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.45%	(L +7.00%)	10/1/2018	10/1/2024	$16,548	$16,359	$15,509	11.9%
Senior Secured Loan (Revolver)		8.75%	(Prime + 6.00%)	10/1/2018	10/1/2024	2,343	2,323	2,196	1.7
						18,891	18,682	17,705	13.6
Institutional Shareholder Services, Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		9.57%	(L +8.50%)	3/4/2019	3/5/2027	6,244	6,081	5,805	4.5

Intouch Midco Inc. (15)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		5.74%	(L +4.75%)	12/20/2019	8/24/2025	1,995	1,927	1,808	1.4

Kindred Healthcare, Inc. (F/K/A Kindred at Home) (14) (15)	Home Health Care Services
Senior Secured Loan		4.25%	(L +3.25%)	6/25/2019	7/2/2025	2,985	2,998	2,821	2.2

McAfee, LLC (15)	Software Publishers
Senior Secured Loan		9.44%	(L +8.50%)	6/25/2019	9/29/2025	2,000	2,002	1,935	1.5

Micro Holding Corp (14) (15)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		4.82%	(L +3.75%)	6/25/2019	9/13/2024	1,980	1,965	1,697	1.3

Milrose Consultants, LLC (4) (8)	All Other Business Support Services
Senior Secured Loan		7.64%	(L +6.19%)	7/16/2019	7/16/2025	11,500	11,424	11,449	8.8

My Alarm Center, LLC (4) (10) (13)	Security Systems Services (except Locksmiths)
Preferred Equity (335 Class Z units)				9/12/2018			325	1,136	0.9
Preferred Equity (1,485 Class A units), 8% PIK				7/14/2017			1,571	190	0.1
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	2	—
Common Equity (64,149 units)				7/14/2017			—	—	—
							3,094	1,328	1.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Online Tech Stores, LLC (4) (6)	Stationary & Office Supply Merchant Wholesaler
Subordinated Loan		10.50% cash / 3.0% PIK (19)	N/A	2/1/2018	8/1/2023	$16,880	$16,129	$7,418	5.7%

OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		9.33%	(L +7.73%)	8/10/2018	8/10/2023	9,541	9,453	9,177	7.1

Panther BF Aggregator 2 LP (14) (15)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		4.44%	(L +3.50%)	11/19/2019	4/30/2026	1,990	1,973	1,831	1.4

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan (15)		5.86%	(L +4.25%)	6/25/2019	6/30/2024	1,587	1,587	1,515	1.2
Senior Secured Loan		10.21%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,331	6,026	4.6
						7,907	7,918	7,541	5.8
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	6,055	6,059	5,470	4.2

Performance Team LLC (4)	General Warehousing and Storage
Senior Secured Loan		11.60%	(L +10.00%)	5/24/2018	11/24/2023	13,889	13,798	14,166	10.9

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.5% PIK	N/A	9/30/2017	10/29/2021	4,994	4,942	4,707	3.6
Common Equity (499 units) (10) (13)				9/30/2017			499	53	—
						4,994	5,441	4,760	3.6
Quest Software US Holdings Inc. (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		6.03%	(L +4.25%)	6/25/2019	5/16/2025	1,985	1,967	1,777	1.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.41%	(L +8.50%)	6/7/2017	11/26/2023	$4,821	$4,781	$4,226	3.3%

Rocket Software, Inc. (15)	Software Publishers
Senior Secured Loan (14)		5.24%	(L +4.25%)	11/20/2018	11/28/2025	664	661	555	0.4
Senior Secured Loan		9.24%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,179	5,422	4.2
						6,939	6,840	5,977	4.6
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			254	237	0.2

Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Common Equity (5,000 Series C units)				3/31/2014			500	890	0.7

SourceHOV Tax, Inc. (4) (8)	Other Accounting Services
Senior Secured Loan		7.88%	(L +5.5%)	3/16/2020	3/17/2025	12,915	12,820	12,819	9.8

Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	1,636	—	831	0.6
Other				6/27/2018			—	—	—
						1,636	—	831	0.6
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		9.70%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,159	6,527	5.0

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.45%	(L +5.00%)	8/26/2019	8/26/2024	9,975	9,887	9,598	7.4
Senior Secured Loan (Revolver) (5)		4.99%	(L +4.00%)	8/26/2019	8/26/2024	667	661	641	0.5
						10,642	10,548	10,239	7.9
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,299	1.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Staples, Inc. (14) (15)	Business to Business Electronic Markets
Senior Secured Loan		6.52%	(L +5.00%)	6/24/2019	4/16/2026	$2,982	$2,903	$2,383	1.8%

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (15)		5.25%	(L +4.25%)	5/16/2018	12/11/2024	630	629	607	0.5
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,070	8,661	6.7
						9,703	9,699	9,268	7.2
Sunshine Luxembourg VII SARL (14) (15)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		5.32%	(L +4.25%)	11/20/2019	9/25/2026	1,995	2,004	1,815	1.4

Tank Holding Corp. (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		5.20%	(L +3.50%)	6/24/2019	3/26/2026	1,990	1,997	1,827	1.4

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,970	6,778	5.2
Senior Secured Loan		9.75%	(L +8.75%)	2/14/2020	12/31/2020	2,333	2,303	2,259	1.7
Senior Secured Loan		8.00%	(L +7.00%)	7/18/2019	12/31/2020	4,667	4,673	4,562	3.5
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/22/2022	7,000	7,000	6,778	5.2
						21,000	20,946	20,377	15.6
Truck Hero, Inc. (15)	Truck Trailer Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,984	6,135	4.7

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			9	36	—
Warrants (29,374 units)				7/26/2012	3/5/2022 (12)		82	22	—
							91	58	—
Wastebuilt Environmental Solutions, LLC (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.20%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,889	5,195	4.0

Total Debt and Equity Investments						$354,005	$355,162	$318,379	244.8%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Structured Finance Note Investments (7)
Dryden 76 CLO, Ltd.
Subordinated Notes		15.37% (9)		9/27/2019	10/20/2032 (17)	2,750	2,584 (16)	1,874	1.4

Elevation CLO 2017-7, Ltd.
Subordinated Notes		14.72% (9)		2/6/2019	7/15/2030 (17)	10,000	7,336 (16)	4,631	3.6

Flatiron CLO 18, Ltd.
Subordinated Notes		16.33% (9)		1/2/2019	4/17/2031 (17)	9,680	7,248 (16)	5,606	4.3

Madison Park Funding XXIII, Ltd.
Subordinated Notes		18.77% (9)		1/8/2020	7/27/2047 (17)	10,000	6,842 (16)	5,300	4.1

Octagon Investment Partners 39, Ltd.
Subordinated Notes		15.28% (9)		1/23/2020	10/20/2030 (17)	7,000	5,291 (16)	4,267	3.3

THL Credit Wind River 2019‐3 CLO Ltd
Subordinated Notes		11.45% (9)		4/5/2019	4/15/2031 (17)	7,000	5,735 (16)	3,635	2.8

Total Structured Finance Note Investments						$46,430	$35,036	$25,313	19.5%

Total Non-control/Non-affiliate Investments						$400,435	$390,198	$343,692	264.3%
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		8.95% cash / 1.0% PIK	(L +7.50%)	3/13/2018	3/12/2023	$21,177	$20,993	$17,080	13.1%
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	—	—
						21,177	23,540	17,080	13.1
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (4) (8)		9.61%	(L +7.83%)	1/25/2019	1/25/2024	13,743	13,603	13,283	10.2
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,813	2,025	1.6
						13,743	15,416	15,308	11.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	8/5/2015	2/5/2021	$8,022	$7,998	$7,964	6.1%
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			5,729	3,832	2.9
Common Equity (11,273 shares) (10)				6/28/2016			104	195	0.2
						8,022	13,831	11,991	9.2
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (4) (8)		10.67%	(L +9.76%)	3/8/2018	11/20/2023	10,702	10,675	10,603	8.2
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,599	1.2
						10,702	11,810	12,202	9.4
Master Cutlery, LLC (4) (6) (10)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00%	N/A	4/17/2015	4/17/2020	6,140	4,764	—	—
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						6,140	8,247	—	—
NeoSystems Corp. (4)	Other Accounting Services
Preferred Equity (521,962 convertible shares), 10% PIK				8/14/2014			1,741	2,250	1.7

Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2022	3,788	3,806	3,788	2.9
Common Equity (400 Class A shares)				1/1/2014			217	17,172	13.2
						3,788	4,023	20,960	16.1
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	7,126	7,042	6,835	5.3
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	1,386	1.1
						7,126	8,456	8,221	6.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TalentSmart Holdings, LLC	Professional and Management Development Training
Senior Secured Loan (4)		8.50%	(L +6.75%)	10/11/2019	10/11/2024	$9,938	$9,780	$9,346	7.2%
Senior Secured Loan (Revolver) (5) (18)		8.50%	(L +6.75%)	10/11/2019	10/11/2024	500	492	470	0.4
Common Equity (1,569 Class A shares) (10) (13)				10/11/2019			1,569	1,330	1.0
						10,438	11,841	11,146	8.6
TRS Services, LLC (4)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (2,088,305 Class A units), 11% PIK (10)				12/10/2014			279	601	0.5
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
						—	851	601	0.5
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan (4)		10.58%	(L +9.00%)	3/1/2019	3/1/2024	12,103	11,950	11,796	9.1
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	3,264	2.5
						12,103	14,259	15,060	11.6

Total Affiliate Investments						$93,239	$114,015	$114,819	88.4%
Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		9.50% cash / 4.5% PIK	(L +8.50%)	11/25/2015	11/25/2020	7,549	7,540	7,142	5.5
Common Equity (554 shares)				11/25/2015			3,069	—	—
						7,549	10,609	7,142	5.5
Total Control Investment						$7,549	$10,609	$7,142	5.5%

Total Investments						$501,223	$514,822	$465,653	358.2%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), generally between 1.00% and 1.75% at March 31, 2020, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $374,939 include LIBOR reference rate floor provisions of generally 0.75% to 1.00%; at March 31, 2020, the reference rate on all such instruments was above the stated floors. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at March 31, 2020. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)
Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2020
(Dollar amounts in thousands)

(4)	Investments (or portion thereof) held by SBIC I LP. These assets are pledged as collateral of the SBA debentures and can not be pledged under any debt obligation of the Company.

(5)	Subject to unfunded commitments. See Note 6 for further details.

(6)	Investment was on non-accrual status as of March 31, 2020, meaning the Company has ceased recognition of all or a portion of income on the investment. See Note 4 for further details.

(7)
CLO subordinated debt positions are defined herein as Structured Finance Notes. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of March 31, 2020:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	9.61%	9.16%	0.45%
Chemical Resources Holdings, Inc.	9.61%	7.78%	1.83%
DRS Imaging Services, LLC	10.67%	9.45%	1.22%
Milrose Consultants, LLC	7.64%	6.95%	0.69%
OnSite Care, PLLC	9.33%	7.83%	1.50%
SourceHOV Tax, Inc.	7.88%	7.00%	0.88%

(9)
The rate disclosed is an estimated effective yield, historically established at the time of the most recent distribution, and based upon the projection of the amount and timing of distributions in addition to the estimated amount and timing of terminal principal payments at that time. Effective yields for the Company's Structured Finance Note investments are monitored and evaluated at each reporting date. The estimated yield and investment cost may ultimately not be realized.

(10)	Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2020:

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

(18)	Commitment fee on undrawn funds.

(19)	The lending group entered into a forbearance agreement to convert all cash interest to PIK interest through June 30, 2020.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Acrisure, LLC (14) (15)	Insurance Agencies and Brokerages
Senior Secured Loan		6.19%	(L +4.25%)	10/29/2019	11/15/2023	$1,995	$1,971	$2,004	1.2%

AHP Health Partners (14) (15)	General Medical and Surgical Hospitals
Senior Secured Loan		6.30%	(L +4.50%)	6/27/2019	6/30/2025	2,607	2,612	2,632	1.6

Albertson's Holdings LLC (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		4.55%	(L +2.75%)	6/24/2019	11/17/2025	1,082	1,081	1,094	0.7

All Star Auto Lights, Inc. (4)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		9.24%	(L +7.50%)	12/19/2019	8/20/2024	13,250	13,119	13,119	7.9

American Bath Group, LLC (14) (15)	Plastics Plumbing Fixture Manufacturing
Senior Secured Loan		6.05%	(L +4.25%)	6/24/2019	9/30/2023	1,489	1,484	1,498	0.9

AppLovin Corporation (14) (15)	Advertising Agencies
Senior Secured Loan		5.30%	(L +3.50%)	6/24/2019	8/15/2025	1,985	1,987	2,001	1.2

Asurion, LLC (14) (15)	Communication Equipment Repair and Maintenance
Senior Secured Loan		4.80%	(L +3.00%)	6/24/2019	11/3/2024	1,985	1,985	1,998	1.2
Senior Secured Loan		4.80%	(L +3.00%)	7/24/2019	11/3/2023	995	997	1,002	0.6
Senior Secured Loan		8.30%	(L +6.50%)	11/19/2019	8/24/2025	1,500	1,511	1,511	0.9
						4,480	4,493	4,511	2.7
Athenahealth, Inc. (14) (15)	Software Publishers
Senior Secured Loan		6.40%	(L +4.50%)	6/24/2019	2/11/2026	1,985	1,990	1,998	1.2

Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		6.80%	(L +5.00%)	6/24/2019	9/25/2024	1,985	1,921	1,983	1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.21%	(L +8.25%)	3/22/2018	3/1/2025	$4,000	$3,970	$4,000	2.4%

Blackhawk Network Holdings, Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		4.80%	(L +3.00%)	10/30/2019	6/15/2025	1,995	1,982	1,999	1.2

BrightSpring Health Services (14) (15)	Residential Intellectual and Developmental Disability Facilities
Senior Secured Loan		6.21%	(L +4.50%)	6/24/2019	3/5/2026	2,985	2,991	3,006	1.8

Brookfield WEC Holdings Inc. (14) (15)	Business to Business Electronic Markets
Senior Secured Loan		4.67%	(L +3.00%)	7/25/2019	8/1/2025	1,990	2,000	2,000	1.2

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (4) (8)		9.83%	(L +7.73%)	8/23/2017	8/23/2022	20,268	20,172	20,466	12.3
Senior Secured Loan (Revolver) (5)		0.25% (18)	(L +7.25%)	8/23/2017	8/23/2022	—	(8)	(8)	—
						20,268	20,164	20,458	12.3
Charter NEX US, Inc. (14) (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		5.30%	(L +3.50%)	10/30/2019	5/16/2024	2,000	1,985	1,985	1.2

CHG Healthcare Services, Inc. (15)	All Other Outpatient Care Centers
Senior Secured Loan		4.80%	(L +3.00%)	7/24/2019	6/7/2023	1,999	2,001	2,015	1.2

Cirrus Medical Staffing, Inc. (4)	Temporary Help Services
Senior Secured Loan		10.19%	(L +8.25%)	3/5/2018	10/19/2022	12,564	12,458	12,358	7.4
Senior Secured Loan (Revolver)		10.19%	(L +8.25%)	3/5/2018	10/19/2022	1,408	1,408	1,384	0.8
						13,972	13,866	13,742	8.2
Community Intervention Services, Inc. (4) (6) (10) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.00% cash / 6.00% PIK	N/A	7/16/2015	1/16/2021	9,624	7,639	—	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Confie Seguros Holdings II Co. (14)	Insurance Agencies and Brokerages
Senior Secured Loan		10.41%	(L +8.50%)	7/7/2015	11/1/2025	$9,678	$9,515	$9,382	5.6%

Connect U.S. Finco LLC (14) (15)	Taxi Service
Senior Secured Loan		6.29%	(L +4.50%)	11/20/2019	12/11/2026	2,000	1,990	1,990	1.2

Constellis Holdings, LLC (6)	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		10.93%	(L +9.00%)	4/28/2017	4/21/2025	9,950	9,846	407	0.2

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		8.55%	(L +6.75%)	9/28/2018	2/2/2026	3,481	3,430	3,424	2.1

Curium BidCo S.A R.L. (14) (15)	Pharmaceutical and Medicine Manufacturing
Senior Secured Loan		5.94%	(L +4.00%)	10/29/2019	7/1/2026	848	853	853	0.5

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		8.55%	(L +6.75%)	10/31/2019	12/1/2025	405	395	405	0.2

Dexko Global Inc. (14) (15)	Motor Vehicle Body Manufacturing
Senior Secured Loan		5.30%	(L +3.50%)	10/30/2019	7/24/2024	1,995	1,970	1,997	1.2

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		5.03%	(L +3.25%)	11/19/2019	8/24/2026	1,995	1,997	1,997	1.2

DuPage Medical Group (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		8.80%	(L +7.00%)	8/22/2017	8/15/2025	10,098	10,170	10,098	6.1

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.00% cash / 1.00% PIK		7/13/2017	1/13/2023	9,010	8,962	9,025	5.4
Common Equity (71,250 Class A units) (10)				7/13/2017			713	892	0.5
						9,010	9,675	9,917	5.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Endo International PLC (14) (15)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		6.06%	(L +4.25%)	6/24/2019	4/29/2024	$1,985	$1,897	$1,906	1.1%

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		6.00% cash / 5.00% PIK	(L +6.00%)	6/30/2017	6/30/2022	16,367	16,207	14,639	8.8
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	—	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	—	—
						16,367	16,520	14,639	8.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,183	4,070	2.4

Explorer Holdings, Inc. (14) (15)	Testing Laboratories
Senior Secured Loan		5.60%	(L +3.75%)	6/25/2019	5/2/2023	1,985	1,987	2,004	1.2

Garda World Security (14) (15)	Security Systems Services (except Locksmiths)
Senior Secured Loan		6.66%	(L +4.75%)	10/24/2019	10/30/2026	1,667	1,634	1,680	1.0

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		10.65%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,912	4,084	2.5
Common Equity (368,852 Class A units) (10)				12/29/2017			450	124	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	5	—
						5,000	5,412	4,213	2.6
Hyland Software, Inc.	Software Publishers
Senior Secured Loan (14) (15)		5.30%	(L +3.50%)	10/24/2018	7/1/2024	1,660	1,655	1,672	1.0
Senior Secured Loan		8.80%	(L +7.00%)	10/24/2018	7/7/2025	2,601	2,614	2,617	1.6
						4,261	4,269	4,289	2.6
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.94%	(L +7.00%)	10/1/2018	10/1/2024	16,590	16,389	16,489	9.9
Senior Secured Loan (Revolver) (5) (18)		6.05%	(L +7.00%)	10/1/2018	10/1/2024	1,875	1,853	1,864	1.1
						18,465	18,242	18,353	11.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Institutional Shareholder Services, Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		10.44%	(L +8.50%)	3/4/2019	3/5/2027	$6,244	$6,075	$6,098	3.7%

Intouch Midco Inc. (15)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		6.05%	(L +4.25%)	12/20/2019	8/24/2025	1,995	1,925	1,925	1.2

Kindred Healthcare, Inc. (F/K/A Kindred at Home) (14) (15)	Home Health Care Services
Senior Secured Loan		5.56%	(L +3.75%)	6/25/2019	7/2/2025	2,985	2,998	3,004	1.8

McAfee, LLC (14) (15)	Software Publishers
Senior Secured Loan		5.55%	(L +3.75%)	6/25/2019	9/30/2024	1,985	1,987	1,996	1.2
Senior Secured Loan		10.30%	(L +8.50%)	11/15/2019	9/29/2025	2,000	2,002	2,018	1.2
						3,985	3,989	4,014	2.4
Micro Holding Corp (14) (15)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		5.55%	(L +3.75%)	6/25/2019	9/13/2024	1,985	1,969	1,991	1.2

Milrose Consultants, LLC (4) (8)	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.14%	(L +6.20%)	7/16/2019	7/16/2025	11,500	11,420	11,394	6.7

My Alarm Center, LLC (4) (10) (13)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK				7/14/2017			1,571	984	0.6
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	—	—
Preferred Equity (335 Class Z units) 25% PIK				9/12/2018			325	1,136	0.7
Common Equity (64,149 units)				7/14/2017			—	—	—
							3,094	2,120	1.3
Online Tech Stores, LLC (4)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 3.00% PIK	N/A	2/1/2018	8/1/2023	16,323	16,113	14,559	8.7

OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		9.09%	(L +7.78%)	8/10/2018	8/10/2023	9,541	9,446	9,162	5.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Panther BF Aggregator 2 LP (14) (15)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		5.30%	(L +3.50%)	11/19/2019	4/30/2026	$1,995	$1,978	$2,006	1.2%

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan (14) (15)		6.16%	(L +4.25%)	6/25/2019	6/30/2024	87	87	87	0.1
Senior Secured Loan		10.70%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,332	6,276	3.8
						6,407	6,419	6,363	3.9
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		9.49%	(L +7.75%)	9/24/2018	5/1/2026	6,055	6,059	5,969	3.6

Performance Team LLC (4)	General Warehousing and Storage
Senior Secured Loan		11.80%	(L +10.00%)	5/24/2018	11/24/2023	13,889	13,790	14,165	8.4

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.50% PIK	N/A	9/30/2017	10/29/2021	4,963	4,903	4,800	2.9
Common Equity (499 units) (10) (13)				9/30/2017			499	220	0.1
						4,963	5,402	5,020	3.0
Quest Software US Holdings Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		6.18%	(L +4.25%)	6/25/2019	5/16/2025	1,990	1,973	1,978	1.2

Refinitiv (14) (15)	Public Finance Activities
Senior Secured Loan		5.05%	(L +4.25%)	6/24/2019	10/1/2025	1,987	1,941	2,007	1.2

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.60%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,777	4,591	2.8

Restaurant Technologies, Inc. (15)	Other Grocery and Related Products Merchant Wholesalers
Senior Secured Loan		5.05%	(L +3.25%)	8/8/2019	10/1/2025	1,990	1,994	2,003	1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Rocket Software, Inc. (15)	Software Publishers
Senior Secured Loan		6.05%	(L +4.25%)	11/20/2018	11/28/2025	$665	$663	$649	0.4%
Senior Secured Loan		10.05%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,167	6,094	3.7
						6,940	6,830	6,743	4.1
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			254	186	0.1

Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Common Equity (5,000 Series C units)				3/31/2014		—	500	1,490	0.9

Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	1,611	—	—	—
Other				6/27/2018		—	—	—	—
						1,611	—	—	—
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.)	Child Day Care Services
Senior Secured Loan		6.19%	(L +4.25%)	7/26/2018	7/30/2025	972	970	978	0.6
Senior Secured Loan		10.19%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,157	7,288	4.4
						8,188	8,127	8,266	5.0
Sprint Communications, Inc. (14) (15)	Wired Telecommunications Carriers
Senior Secured Loan		4.81%	(L +3.00%)	6/24/2019	2/2/2024	1,985	1,972	1,980	1.2

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.94%	(L +5.00%)	8/26/2019	8/26/2024	9,975	9,883	9,861	5.9
Senior Secured Loan (Revolver) (5)		0.50% (18)	(L +5.00%)	8/26/2019	8/26/2024	—	(6)	(14)	—
						9,975	9,877	9,847	5.9
Stancor, L.P. (4) (10)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK				8/19/2014		—	1,501	1,607	1.0

Staples, Inc. (14) (15)	Business to Business Electronic Markets
Senior Secured Loan		6.69%	(L +5.00%)	6/24/2019	4/16/2026	1,990	1,920	1,960	1.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (15)		6.05%	(L +4.25%)	5/16/2018	12/11/2024	$632	$631	$632	0.4%
Senior Secured Loan		9.80%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,070	9,030	5.4
						9,705	9,701	9,662	5.8
Sunshine Luxembourg VII SARL (14) (15)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		6.19%	(L +4.25%)	11/20/2019	9/25/2026	2,000	2,010	2,021	1.2

Tank Holding Corp. (14) (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		6.41%	(L +4.00%)	6/24/2019	3/26/2026	1,995	2,002	2,005	1.2

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		8.80%	(L +7.00%)	7/18/2019	3/31/2020	4,667	4,642	4,648	2.8
Senior Secured Loan		10.55%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,969	6,972	4.2
Senior Secured Loan		10.55%	(L +8.75%)	7/20/2018	12/22/2022	7,000	7,000	6,972	4.2
						18,667	18,611	18,592	11.2
Truck Hero, Inc. (15)	Truck Trailer Manufacturing
Senior Secured Loan		10.05%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,990	6,690	4.0

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013		—	9	15	—
Warrants (29,374 units)				7/26/2012	3/5/2022	—	82	7	—
						—	91	22	—
U.S. Anesthesia Partners (14) (15)	Freestanding Ambulatory Surgical and Emergency Centers
Senior Secured Loan		4.80%	(L +3.00%)	6/24/2019	6/23/2024	2,980	2,950	2,976	1.8

Verifone Intermediate Holdings, Inc. (14) (15)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		5.90%	(L +4.00%)	6/24/2019	8/20/2025	258	252	256	0.2

Wastebuilt Environmental Solutions, LLC (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.69%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,883	6,584	4.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Total Debt and Equity Investments						$372,094	$373,074	$350,925	210.7%

Structured Finance Note Investments (7)
Dryden 76 CLO, Ltd.
Subordinated Notes		15.37% (9)		9/27/2019	10/20/2032	2,750	2,491	2,509	1.5

Elevation CLO 2017-7, Ltd.
Subordinated Notes		15.71% (9)		2/6/2019	7/15/2030	10,000	7,485	6,559	3.9

Flatiron CLO 18, Ltd.
Subordinated Notes		16.68% (9)		1/2/2019	4/17/2031	9,680	7,355	7,345	4.4

THL Credit Wind River 2019‐3 CLO Ltd.
Subordinated Notes		12.33% (9)		4/5/2019	4/15/2031	7,000	5,796	5,197	3.1

Total Structured Finance Note Investments						$29,430	$23,127	$21,610	12.9%

Total Non-control/Non-affiliate Investments						$401,524	$396,201	$372,535	223.6%

Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		9.44% cash / 1.00% PIK	(L +7.50%)	3/13/2018	3/12/2023	21,373	21,176	20,099	12.1
Common Equity (2,547,250 units) (10) (13)				3/13/2018		—	2,547	1,044	0.6
						21,373	23,723	21,143	12.7
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (4)(8)		9.82%	(L +7.89%)	1/25/2019	1/25/2024	13,743	13,592	13,746	8.2
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,813	2,662	1.6
						13,743	15,405	16,408	9.8

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
The Company’s investment objective is to provide stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.
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
The Company may make investments directly or through one of its subsidiaries: SBIC I LP, OFSCC-FS or OFSCC-MB.
The Company may make follow-on investments in current portfolio companies held through SBIC I LP. SBIC I LP is subject to SBA regulatory requirements, including: limitations on the businesses and industries in which it can invest; requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the SBIC Act; limitations on the financing terms of investments; and capitalization thresholds that may limit distributions to the Company. SBIC I LP is subject to periodic audits and examinations of its financial statements. SBIC I LP intends, over time, to repay its outstanding SBA debentures prior to the scheduled maturity date of its debentures.
OFSCC-FS is a special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments. OFSCC-FS has debt financing through its BNP Facility which provides OFSCC-FS with borrowing capacity of up to $150 million.
OFSCC-MB is a wholly-owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under ASC Topic 946, Financial Services–Investment Companies. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10~~-~~K for the year ended December 31, 2019.
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
Concentration of credit risk: Aside from its debt instruments, including investments in Structured Finance Notes of CLOs, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from debt investments if borrowers fail to perform according to the terms of

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

the contracts, and the collateral or other security for those instruments proved to be of no value to the Company, is equal to the Company's recorded investment in debt instruments and the unfunded loan commitments as disclosed in Note 6.
New accounting pronouncement issued: In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 840): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., LIBOR) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications, such as those within the scope of Topic 310 on receivables, to be accounted as a continuation of the existing contract. This ASU was effective upon the issuance and its optional relief can be applied through December 31, 2022. The Company will consider this optional guidance prospectively, if applicable.
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the Investment Advisory Agreement. The continuation of the Investment Advisory Agreement was most recently approved by the Board on April 2, 2020. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis.
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
OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 0.4375% per quarter (1.75% annualized) to 0.25% per quarter (1.00% annualized) of the average value of the portion of the OFSCC-FS Assets, at the end of the two most recently completed calendar quarters to the extent that such portion of the OFSCC-FS Assets are financed using leverage (also calculated on an average basis) that causes the Company’s statutory asset coverage ratio to fall below 200%. When calculating its statutory asset coverage ratio, the Company excludes its SBA guaranteed debentures from its total outstanding senior securities as permitted pursuant to exemptive relief granted by the SEC dated November 26, 2013. Effective January 1, 2020, OFS Advisor agreed to further reduce the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the portion of the OFSCC-FS Assets at the end of the two most recently completed calendar quarters without regard to the statutory asset coverage ratio. The base management fee reduction by OFS Advisor is renewable on an annual basis and the amount of the base management fee reduced with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor.
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
On May 4, 2020, OFS Advisor agreed to irrevocably waive the receipt of $441 in Income Incentive Fees (based on net investment income) related to net investment income, that it would otherwise be entitled to receive under the Investment Advisory Agreement for the three months ended March 31, 2020. As a result of the voluntary fee waiver, the Company incurred Income Incentive Fee expense of $442 for the three months ended March 31, 2020, which is equal to half the Income Incentive Fee expense the Company would have incurred for the three months ended March 31, 2020. The voluntary fee waiver did not include Capital Gain Fees, which was $0 for the three months ended March 31, 2020.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Expenses recognized for the three months ended March 31, 2020 and 2019, under agreements with OFS Advisor and OFS Services are presented below:

	Three Months Ended March 31,
	2020	2019
Base management fees	$2,019	$1,843
Incentive fees:
Income Incentive Fee	883	1,163
Incentive fee waiver	(441)	—
Administration fee expense	520	437
Note 4. Investments
As of March 31, 2020, the Company had loans to 63 portfolio companies, of which 91% were senior secured loans and 9% were subordinated loans, at fair value, as well as equity investments in 14 of these portfolio companies. The Company also held equity investments in eight portfolio companies in which it did not hold a debt investment and six investments in Structured Finance Notes. At March 31, 2020, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$388,773	75.5%	299.1%	$365,766	78.5%	281.4%
Subordinated debt investments	56,864	11.0	43.7	35,759	7.7	27.5
Preferred equity	18,458	3.6	14.2	12,610	2.7	9.7
Common equity and warrants	15,691	3.0	12.1	26,205	5.6	20.2
Total debt and equity investments	479,786	93.1	369.1	440,340	94.5	338.8
Structured Finance Notes	35,036	6.9	27.0	25,313	5.5	19.5
Total investments	$514,822	100.0%	396.1%	$465,653	100.0%	358.3%

(1)
Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $75,598 and $75,001, respectively.

As of March 31, 2020, the Company had international domiciled debt investments, all denominated in US dollars, with an amortized cost and fair value of $7,896 and $7,113, respectively, and debt and equity investments with an amortized cost and fair value of $471,890 and $433,227 domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s debt and equity investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$7,650	1.6%	5.9%	$5,641	1.3%	4.3%
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	20,946	4.4	16.1	20,377	4.6	15.7
Construction
Electrical Contractors and Other Wiring Installation Contractors	16,745	3.5	12.9	14,465	3.3	11.1

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Plumbing, Heating, and Air-Conditioning Contractors	$8,456	1.8%	6.5%	$8,221	1.9%	6.3%
Education Services
Colleges, Universities, and Professional Schools	—	—	—	831	0.2	0.6
Professional and Management Development Training	11,841	2.5	9.1	11,146	2.5	8.6
Finance and Insurance
Direct Health and Medical Insurance Carriers	395	0.1	0.3	374	0.1	0.3
Insurance Agencies and Brokerages	9,523	2.0	7.3	8,805	2.0	6.8
Health Care and Social Assistance
Child Day Care Services	7,159	1.5	5.5	6,527	1.5	5.0
Diagnostic Imaging Centers	14,259	3.0	11.0	15,060	3.4	11.6
General Medical and Surgical Hospitals	2,563	0.5	2.0	2,286	0.5	1.8
Home Health Care Services	16,638	3.5	12.8	16,222	3.7	12.5
Medical Laboratories	91	—	0.1	58	—	—
Offices of Physicians, Mental Health Specialists	20,717	4.3	15.9	19,850	4.5	15.3
Outpatient Mental Health and Substance Abuse Centers	11,611	2.4	8.9	3,759	0.9	2.9
Residential Intellectual and Developmental Disability Facilities	2,984	0.6	2.3	2,605	0.6	2.0
Information
Data Processing, Hosting, and Related Services	11,810	2.5	9.1	12,202	2.8	9.4
Internet Publishing and Broadcasting and Web Search Portals	1,965	0.4	1.5	1,697	0.4	1.3
Software Publishers	37,233	7.7	28.6	29,561	6.7	22.7
Television Broadcasting	1,992	0.4	1.5	1,562	0.4	1.2
Manufacturing
Commercial Printing (except Screen and Books)	4,781	1.0	3.7	4,226	1.0	3.3
Custom Compounding of Purchased Resins	15,416	3.2	11.9	15,308	3.5	11.8
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,417	1.1	4.2	3,955	0.9	3.0
Other Commercial and Service Industry Machinery Manufacturing	1,973	0.4	1.5	1,831	0.4	1.4
Pharmaceutical and Medicine Manufacturing	850	0.2	0.7	783	0.2	0.6
Pharmaceutical Preparation Manufacturing	6,027	1.3	4.6	22,775	5.2	17.5
Plastics Plumbing Fixture Manufacturing	1,480	0.3	1.1	1,412	0.3	1.1
Pump and Pumping Equipment Manufacturing	1,501	0.3	1.2	1,299	0.3	1.0
Travel Trailer and Camper Manufacturing	10,609	2.2	8.2	7,142	1.6	5.5
Truck Trailer Manufacturing	6,984	1.5	5.4	6,135	1.4	4.7
Unlaminated Plastics Profile Shape Manufacturing	8,056	1.7	6.2	7,297	1.7	5.6

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	$20,034	4.2%	15.4%	$20,003	4.5%	15.4%
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	851	0.2	0.7	601	0.1	0.5
Communication Equipment Repair and Maintenance	1,511	0.3	1.2	1,411	0.3	1.1
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	17,505	3.6	13.5	17,254	3.9	13.3
All Other Professional, Scientific, and Technical Services	1,927	0.4	1.5	1,808	0.4	1.4
Other Accounting Services	14,561	3.0	11.2	15,069	3.4	11.6
Other Computer Related Services	18,682	3.9	14.4	17,705	4.0	13.6
Other Professional, Scientific, and Technical Services	500	0.1	0.4	890	0.2	0.7
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.1	0.5	703	0.2	0.5
Real Estate and Rental and Leasing
Office Machinery and Equipment Rental and Leasing	13,831	2.9	10.6	11,991	2.6	9.2
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	7,918	1.7	6.1	7,541	1.7	5.8
Shoe store	9,701	2.0	7.5	9,135	2.1	7.0
Sporting Goods Stores	2,920	0.6	2.2	2,516	0.6	1.9
All Other General Merchandise Stores	5,441	1.1	4.2	4,760	1.1	3.7
Transportation and Warehousing
General Warehousing and Storage	13,798	2.9	10.6	14,166	3.2	10.9
Taxi Service	1,991	0.4	1.5	1,613	0.4	1.2
Wholesale Trade
Business to Business Electronic Markets	4,898	1.0	3.8	4,182	0.9	3.2
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,967	0.4	1.5	1,777	0.4	1.4
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	18,162	3.8	14.0	18,270	4.1	14.1
Industrial Machinery and Equipment Merchant Wholesalers	9,699	2.0	7.5	9,268	2.1	7.1
Industrial Supplies Merchant Wholesalers	6,889	1.4	5.3	5,195	1.2	4.0
Motor Vehicle Parts (Used) Merchant Wholesalers	14,249	3.0	11.0	13,652	3.1	10.5
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.7	6.3	—	—	—

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Stationary & Office Supply Merchant Wholesaler	16,129	3.4	12.4	7,418	1.7	5.7
Total debt and equity investments	$479,786	100.0%	369.1%	$440,340	100.0%	338.8%
Structured Finance Notes	35,036	—	27.0%	25,313	—	19.5%
Total investments	$514,822	100.0%	396.1%	$465,653	100.0%	358.3%
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
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $28,532 and $8,249, respectively, at March 31, 2020, and $22,249 and $662 at December 31, 2019, respectively. On March 27, 2020, the Company's debt investment in Constellis Holdings, LLC was restructured. The Company converted its non-accrual debt investment for 20,628 common shares of equity. The cost and fair value of the common shares received were $703 and $703 as of March 31, 2020, respectively. The Company recognized a realized loss on the restructuring of $9,145 for the three months ended March 31, 2020, which was fully recognized as an unrealized loss as of December 31, 2019.
On January 31, 2019, Maverick Healthcare Equity, LLC was acquired in a purchase transaction. Proceeds from this transaction were insufficient to redeem the class of equity held by the Company. Accordingly, in the three months ended March 31, 2019, the Company recognized a net loss of $89, which is comprised of $900 realized loss net of $811 unrealized loss reversal.

Note 5. Fair Value of Financial Instruments
The Company’s investments are valued at fair value as determined by the Company's Board. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The Company observed significant declines in market liquidity ascribed to COVID-19 that disqualified certain NBIP as Level 2 inputs. Senior securities with a fair value of $12,683 were transfered from Level 2 to Level 3 during the three months ended March 31, 2020. There were no transfers among Level 1, 2 and 3 during the three months ended March 31, 2019.
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
The following tables presents the Company's investment portfolio measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

Security	Level 1	Level 2	Level 3	Fair Value at March 31, 2020
Debt investments	$—	$22,032	$379,493	$401,525
Equity investments	—	—	38,815	38,815
Structured Finance Notes	—	—	25,313	25,313
	$—	$22,032	$443,621	$465,653

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Debt investments	$—	$74,666	$377,149	$451,815
Equity investments	—	—	43,506	43,506
Structured Finance Notes	—	—	21,610	21,610
	$—	$74,666	$442,265	$516,931

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of March 31, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at March 31, 2020	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$266,930	Discounted cash flow	Discount rates	5.02% - 22.11% (10.87%)
Senior secured	14,466	Market approach	EBITDA multiples	7.50x - 7.50x (7.50x)
Senior secured	17,081	Market approach	Revenue multiples	2.00x - 2.00x (2.00x)
Senior secured	45,257	Market approach	Transaction Price
Subordinated	20,369	Discounted cash flow	Discount rates	7.16% - 16.18% (12.50%)
Subordinated	15,390	Market approach	EBITDA multiples	3.00x - 6.50x (5.42x)
Subordinated	—	Market approach	Revenue multiples	0.13x - 0.13x (0.13x)

Structured Finance Notes(3):
Subordinated notes	25,313	Discounted cash flow	Discount rates	18.00% - 28.00% (22.91%)
			Constant Default Rate(1)	2.00% - 2.00% (2.00%)
			Constant Default Rate(2)	3.00% - 3.00% (3.00%)
			Recovery Rate	60.00% - 60.00% (60.00%)

Equity investments:
Preferred equity	10,682	Market approach	EBITDA multiples	3.25x - 12.75x (5.28x)
Preferred equity	601	Market approach	Revenue multiples	0.13x - 0.75x (0.51x)
Preferred equity	1,327	Market approach	Recurring monthly revenue	36.00x - 36.00x (36.00x)
Common equity and warrants	25,315	Market approach	EBITDA multiples	3.00x - 12.75x (6.57x)
Common equity and warrants	890	Market approach	Revenue multiples	0.13x - 4.50x (6.67x)
Common equity and warrants	—	Market approach	Recurring monthly revenue	36.00x - 36.00x (36.00x)
	$443,621
(1) Constant default rates for the next eighteen months.
(2) Constant default rates for the twelve months following the next eighteen months.
(3) The cash flows utilized in the discounted cash flow calculations assume liquidation at current market prices and redeployment of proceeds on all assets currently in default and all assets below specified fair value thresholds.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31, 2020
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, January 1, 2020	$334,059	$43,090	$17,729	$25,777	$21,610	$442,264

Net realized loss on investments	(9,091)	—	—	—	—	(9,091)
Net unrealized depreciation on investments	(4,970)	(7,465)	(1,653)	(344)	(8,206)	(22,638)
Amortization of Net Loan Fees	405	5	—	—	—	410
Accretion of interest income on structured-finance notes	—	—	—	—	1,223	1,223
Capitalized PIK interest and dividends	319	129	179	—	—	627
Purchase and origination of portfolio investments	48,802	—	—	69	12,040	60,911
Proceeds from principal payments on portfolio investments	(30,674)	—	—	—	—	(30,674)
Sale and redemption of portfolio investments	(7,095)	—	(3,645)	—	—	(10,740)
Proceeds from distributions received from portfolio investments	—	—	—	—	(1,354)	(1,354)
Conversion from debt investment to equity investment (Note 4)	(703)	—	—	703	—	—
Transfers in to Level 3	12,683	—	—	—	—	12,683

Level 3 assets, March 31, 2020	$343,735	$35,759	$12,610	$26,205	$25,313	$443,621

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
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2020 and 2019, attributable to the Company’s assets still held at those respective period ends was as follows:

	Three Months Ended March 31,
	2020	2019
Senior secured debt investments	$(19,003)	$(280)
Subordinated debt investments	(7,465)	155
Preferred equity	(1,650)	(1,640)
Common equity and warrants	(344)	341
Structured Finance Notes	(8,206)	379
Net unrealized depreciation on investments held	$(36,668)	$(1,045)

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
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of March 31, 2020 and December 31, 2019:

	March 31, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$10,100	$10,100
BNP Facility	—	—	47,950	47,950
Unsecured Notes Due April 2025	37,500	—	—	37,500
Unsecured Notes Due October 2025	38,820	—	—	38,820
Unsecured Notes Due October 2026	39,657	—	—	39,657
SBA-guaranteed debentures	—	—	140,319	140,319
Total debt, at fair value	$115,977	$—	$198,369	$314,346

	December 31, 2019
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	56,450	56,450
Unsecured Notes Due April 2025	50,600	—	—	50,600
Unsecured Notes Due October 2025	49,282	—	—	49,282
Unsecured Notes Due October 2026	54,282	—	—	54,282
SBA-guaranteed debentures	—	—	155,562	155,562
Total debt, at fair value	$154,164	$—	$212,012	$366,176
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments at current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020		As of December 31, 2019
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$10,100	$10,100	$—	$—
BNP Facility	47,950	47,950	56,450	56,450
Unsecured Notes Due April 2025	48,697	37,500	48,634	50,600
Unsecured Notes Due October 2025	47,154	38,820	47,093	49,282
Unsecured Notes Due October 2026	52,398	39,657	52,325	54,282
SBA-guaranteed debentures	132,109	140,319	147,976	155,562
Total debt, at fair value	$338,408	$314,346	$352,478	$366,176

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of March 31, 2020:

Name of Portfolio Company	Investment Type	Commitment
A&A Transfer, LLC	Senior Secured Loan (Revolver)	$961
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	2,920
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	469
		$4,350
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2020.
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
Note 7. Borrowings
SBA Debentures: The SBA debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $223,894 and $249,576 in assets at March 31, 2020, and December 31, 2019, respectively, which accounted for approximately 47% and 46% of the Company’s total consolidated assets, respectively. The average dollar amount of borrowings outstanding during the three months ended March 31, 2020 and 2019, were $144,392 and $149,880, respectively. These assets can not be pledged under any debt obligation of the Company.
On March 1, 2020, SBIC I LP prepaid $16,110 of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. As of March 31, 2020, SBIC I LP had outstanding SBA debentures of $133,770.
BNP Facility: OFSCC-FS has up to $150,000 of available credit under the BNP Facility maturing on June 20, 2024, of which $47,950 was drawn as of March 31, 2020. The effective interest rate on the BNP Facility was 4.79% at March 31, 2020. The average dollar amount of borrowings outstanding during the three months ended March 31, 2020 and 2019, were $65,016 and $-0-, respectively. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS, which were $74,512, or 16% of the Company's total consolidated assets at March 31, 2020. The unused commitment under the BNP Facility was $102,050 as of March 31, 2020.
PWB Credit Facility: The Company has up to $100,000 of available credit under its PWB Credit Facility maturing February 28, 2021, of which $10,100 was drawn as of March 31, 2020. The average dollar amount of borrowings outstanding during the three months ended March 31, 2020 and 2019, were $7,836 and $23,602, respectively. The effective interest rate on the PWB Credit Facility was 5.64% at March 31, 2020. Availability under the PWB Credit Facility as of March 31, 2020 was $59,819 based on the stated advance rate of 50% of the borrowing base.
Unsecured Notes: As of March 31, 2020, the Company had Unsecured Notes with an aggregate outstanding principal of $152,850. The average dollar amount of borrowings outstanding during the three months ended March 31, 2020 and 2019, were $152,850 and $98,525, respectively. The weighted effective interest rate on the Unsecured Notes was 6.78% at March 31, 2020.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Interest expense for the three months ended March 31, 2020 and 2019 on the Company's outstanding borrowings is presented below:

	Three Months Ended March 31,
	2020	2019
SBA Debentures	$1,224	$1,267
PWB Credit Facility	289	462
Unsecured Notes Due April 2025	861	860
Unsecured Notes Due October 2025	850	866
Unsecured Notes Due October 2026	904	—
BNP Facility	794	—
Total interest expense	$4,922	$3,455

Average dollar borrowings	$370,094	$272,007
Weighted average interest rate	5.33%	4.98%
Interest expense includes the stated interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
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
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
Tax-basis amortized cost of investments	$510,411	$531,781
Tax-basis gross unrealized appreciation on investments	24,591	24,326
Tax-basis gross unrealized depreciation on investments	(69,349)	(39,176)
Tax-basis net unrealized depreciation on investments	(44,758)	(14,850)
Fair value of investments	$465,653	$516,931
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Per share operating performance:
Net asset value per share at beginning of period	$12.46	$13.10
Net investment income (4)	0.30	0.36
Net realized loss on non-control/non-affiliate investments (4)	(0.67)	(0.06)
Loss on extinguishment of debt	(0.01)	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments (4)	(1.69)	0.05
Net unrealized depreciation on affiliate investments (4)	(0.22)	(0.08)
Net unrealized appreciation (depreciation) on control investment (4)	(0.12)	0.01
Total from investment operations	(2.41)	0.28
Distributions	$(0.34)	(0.34)
Net asset value per share at end of period	$9.71	$13.04

Per share market value, end of period	$4.07	$11.75
Total return based on market value (1)	(60.8)%	14.1%
Total return based on net asset value (2)	(15.6)%	2.4%
Shares outstanding at end of period	13,392,529	13,361,134
Weighted average shares outstanding	13,377,008	13,357,464
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$148,305	$174,654
Net asset value at end of period	$129,983	$174,258
Net investment income	$3,972	$4,828
Ratio of total expenses, net to average net assets (5)(7)	24.0%	17.2%
Ratio of net investment income to average net assets (5)(8)	10.7%	11.1%
Portfolio turnover (6)	12.9%	5.5%

(1)	Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.

(2)	Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at the Company’s dividend reinvestment plan for the respective distributions.

(3)	Based on the average of the net asset value at the beginning of the indicated period and the preceding calendar quarter.

(4)	Calculated on the average share method.

(5)	Annualized.

(6)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

(7)	Ratio of total expenses before incentive fee waiver to average net assets was 25.2% for the three months ended March 31, 2020.

(8)	Ratio of net investment income before incentive fee waiver to average net assets was 9.5% for the three months ended March 31, 2020.

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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions is affected by SBIC I LP's distributions to the Company, which are governed by SBA regulations. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. Net assets of SBIC I LP were $91,271, and consolidated cash at March 31, 2020 includes $59 held by SBIC I LP, of which $-0- was available for distribution to the Company. Net Assets of OFSCC-FS were $24,334, and consolidated cash at March 31, 2020 includes $830 held by OFSCC-FS, of which $-0- was available for distribution to the Company.
The following table summarizes distributions declared and paid for the three months ended March 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three Months Ended March 31, 2019
March 5, 2019	March 22, 2019	March 29, 2019	$0.34	$4,497	3,797	$45
			$0.34	$4,497	$3,797	$45
Three Months Ended March 31, 2020
March 11, 2020	March 24, 2020	March 31, 2020	$0.34	$4,484	15,693	$64
			$0.34	$4,484	$15,693	$64
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the tax character of distributions is mailed to the Company’s stockholders.
Stock repurchase program:
The Company maintains a Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. No shares of common stock were repurchased under the Stock Repurchase Program during the three months ended March 31, 2020 and 2019, respectively.
On May 4, 2020, the Board extended the Stock Repurchase Program for an additional two-year period ending May 22, 2022, or until the approved dollar amount has been used to repurchase shares.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

		Period Ended March 31, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2020, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$(411)	$281	$—	$3	$284	$7,464	$89	$(411)	$7,142
	Common Equity	—	(1,253)	—	—	—	—	1,253	—	(1,253)	—
		—	(1,664)	281	—	3	284	8,717	89	(1,664)	7,142

Total Control Investment		—	(1,664)	281	—	3	284	8,717	89	(1,664)	7,142
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	(2,836)	578	—	—	578	20,099	71	(3,090)	17,080
	Common Equity (6)	—	(1,044)	—	—	—	—	1,044	—	(1,044)	—
		—	(3,880)	578	—	—	578	21,143	71	(4,134)	17,080

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	(474)	346	—	—	346	13,746	11	(474)	13,283
	Common Equity (6)	—	(637)	—	—	—	—	2,662	—	(637)	2,025
		—	(1,111)	346	—	—	346	16,408	11	(1,111)	15,308

Contract Datascan Holdings, Inc.	Subordinated Loan	—	(39)	278	—	—	278	8,000	(36)	—	7,964
	Preferred Equity A (7)	—	(1,969)	—	—	—	—	5,671	130	(1,969)	3,832
	Common Equity (6)	—	(476)	131	—	—	131	671	—	(476)	195
		—	(2,484)	409	—	—	409	14,342	94	(2,445)	11,991

DRS Imaging Services, LLC	Senior Secured Loan	—	29	309	—	—	309	10,569	34	—	10,603
	Common Equity (6)	—	268	—	—		—	1,331	268	—	1,599
		—	297	309	—	—	309	11,900	302	—	12,202

Master Cutlery, LLC	Subordinated Loan (6)	—	(255)	—	—	—	—	255	—	(255)	—
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(255)	—	—	—	—	255	—	(255)	—

NeoSystems Corp.	Convertible Preferred Stock (7)	—	(43)	43	—	—	43	2,250	43	(43)	2,250

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Period Ended March 31, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2020, Fair Value (5)
Pfanstiehl Holdings, Inc	Subordinated Loan	$—	$1	$97	$—	$—	$97	$3,788	$2	$(2)	$3,788
	Common Equity (Class A)	—	5,193	—	100	—	100	11,979	5,193	—	17,172
		—	5,194	97	100	—	197	15,767	5,195	(2)	20,960

Professional Pipe Holdings, LLC	Senior Secured Loan	—	(369)	221	—	—	221	7,170	34	(369)	6,835
	Common Equity (6)	—	(1,027)	—	—	—	—	2,413	—	(1,027)	1,386
		—	(1,396)	221	—	—	221	9,583	34	(1,396)	8,221

TalentSmart Holdings, LLC	Senior Secured Loan	—	(434)	225	—	—	225	9,833	10	(497)	9,346
	Senior Secured Loan (Revolver)	—	(22)	10	—	—	10	242	250	(22)	470
	Common Equity (1,569 Class A shares) (6)	—	(239)	—	—	—	—	1,500	69	(239)	1,330
		—	(695)	235	—	—	235	11,575	329	(758)	11,146

TRS Services, Inc.	Senior Term Loan	—	(8)	82	—	2	84	14,623	9	(14,632)	—
	Preferred Equity (Class AA units) (7)	—	(2)	6	—	—	6	547	6	(553)	—
	Preferred Equity (Class A units) (6)	—	601	—	—	—	—	3,095	601	(3,095)	601
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	591	88	—	2	90	18,265	616	(18,280)	601

TTG Healthcare, LLC	Senior Secured Loan	—	18	337	—	3	340	11,767	29	—	11,796
	Preferred Equity (6)	—	840	—	—	—	—	2,424	840	—	3,264
		—	858	337	—	3	340	14,191	869	—	15,060

Total Affiliate Investments		—	(2,924)	2,663	100	5	2,768	135,679	7,564	(28,424)	114,819
Total Control and Affiliate Investments		$—	$(4,588)	$2,944	$100	$8	$3,052	$144,396	$7,653	$(30,088)	$121,961

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

(2)
Represents the total amount of interest, fees or dividends included in income for the three months ended March 31, 2020, that an investment was included in Control or Affiliate Investment categories, respectively.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events Not Disclosed Elsewhere
On May 4, 2020, the Board declared a distribution of $0.17 per share for the second quarter of 2020, payable on June 30, 2020 to stockholders of record as of June 23, 2020.
COVID-19
The Company evaluated events subsequent to March 31, 2020 through May 7, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown which may be protracted. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which the Company makes investments have been, and may continue to be, significantly impacted by the COVID-19 pandemic, which in turn has, and may continue to have, an impact the valuation of the Company’s investments.
Accordingly, the Company cannot predict the extent to which its business, financial condition, results of operations and cash flows will be affected at this time. The potential impact to the Company’s results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond the Company’s control.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
Key performance metrics are presented below:

	Three Months Ended March 31,
	2020	2019
Net investment income per common share	$0.30	$0.36
Net increase (decrease) in net assets resulting from operations per common share	(2.41)	0.28
Distributions paid per common share	0.34	0.34

	March 31, 2020	December 31, 2019
Net asset value per common share	$9.71	$12.46
Our portfolio experienced net losses of $36.1 million, or $2.7 per share, during the three months ended March 31, 2020, principally as a result of the economic uncertainty caused by the COVID-19 pandemic and related state-mandated social distancing measures. The fair value of the portfolio declined $27.4 million in the first quarter primarily as a result of the immediate adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy through March 31, 2020, and the related uncertainty regarding its future impact, including, but not limited to, the related declines in quoted loan prices, increases in underlying market credit spreads and company-specific negative impacts on past and expected future operating performance. However, these declines were partially offset by an increase in the fair value of our equity investment in Pfanstiehl Holdings, Inc. as well as our debt investment in Southern Technical Institute, LLC. Additionally, we realized a loss of $9.1 million upon the restructuring of our debt investment in Constellis Holdings, LLC, which had unrealized depreciation of $9.3 million as of December 31, 2019, and therefore positively impacted the current quarter net loss by $0.2 million.
Net investment income per share, before the Income Incentive Fee waiver of $0.4 million, declined $0.10 from the corresponding quarter in the prior year primarily due to an approximately $0.08 decline in net interest margin—total interest income less interest expense—per share. Weighted average yield on debt and Structured Finance Notes for the three months ended March 31, 2020, declined to 9.51% from 11.45% in the first quarter ending March 31, 2019, and weighted average interest costs increased to 5.33% from 4.98%. During the quarter our investment in the subordinated debt of Online Tech Stores, LLC was placed on non-accrual status, contributing approximately $0.04 to the decline in net interest margin.
Since OFS Advisor implemented its business continuity plan in mid-March, the entire team has effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.
We are actively monitoring our portfolio companies throughout this period of economic uncertainty including assessing our portfolio companies' operational and liquidity outlook. During the quarter, portfolio companies drew down credit commitments of $3.0 million. As of March 31, 2020, we have unfunded commitments of $4.4 million. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which, among other things, provides eligible companies with up to $10 million in 100% SBA-guaranteed forgivable Paycheck Protection Program ("PPP") loans was signed into law. As of May 8, 2020, over 25 of our portfolio companies, for which we had investment exposure totaling approximately $240 million at cost, had secured approximately $78 million in PPP loans from the SBA. We also rescheduled interest payments, amortization payments, or converted interest payments to PIK on loans to four portfolio companies. However, 97% of our performing loans as of December 31, 2019 satisfied their first quarter 2020 interest payments. We believe new loan activity in the market in which we operate has slowed and we have observed a decrease in origination and underwriting activity. We have not originated a Portfolio Company Investment since March 16, 2020.
At March 31, 2020, our asset coverage ratio was 162% and we remained in compliance with all applicable financial thresholds under our outstanding debt and our minimum asset coverage requirements under the 1940 Act. Throughout the month of March 2020, we delevered our portfolio principally through the sale of broadly syndicated loan positions held in our OFSCC-FS with a cost of $37.6 million, in anticipation of fair value declines and to meet asset coverage requirements. The sale of these debt securities were at prices averaging 99.5% of par, resulting in realized gains of $0.1 million. As of March 31, 2020, we had available borrowings of $59.8 million under our PWB Credit Facility, as well as unused commitments of $102.1 million under our BNP Facility. Based on fair values and equity capital at March 31, 2020, we could access available lines of credit for $51.0 million and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
On May 4, 2020, our Board declared a distribution of $0.17 per share for the second quarter of 2020, payable on June 30, 2020 to stockholders of record as of June 23, 2020.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
We are also subject to financial risks, including changes in market interest rates. As of March 31, 2020, approximately $378 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.
We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies continue to be adversely impacted by the COVID-19 pandemic, our future net investment income, financial condition, results of operations and the fair value of our portfolio investments may be materially adversely impacted.
Critical Accounting Policies and Significant Estimates
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see "Item 8. Financial Statements - Notes to Financial Statements - Note 2" and "Management's Discussion and Analysis - Critical Accounting Policies and Significant Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Fair value estimates. Our approach to fair value estimates was significantly adjusted in response to the economic uncertainty associated with the spread of the COVID-19 pandemic. Our use of NBIP includes assessment of whether a sufficient number of market quotations are available or whether a sufficient number of indicative prices from pricing services or brokers or dealers have been received, and whether the depth of the markets from which those quotes were received is sufficient to transact at those prices in amounts approximating our positions in such assets. Moreover, these assessments are generally based on a 90-day moving average of our depth and liquidity metrics. The 90-day moving average generally counters the effects of intermittent quoting activity observed and month- and quarter-ends, irregular quoting activity that tends to artificially inflate our metrics. We observed significant declines in market liquidity beginning in the middle of March and concluded the 90-day moving average was dilutive to the significant market dislocation during this period. Accordingly, we adjusted our depth and liquidity assessment to one based on a 5-day moving average of the metrics. This change to our depth and liquidity metrics, as well as changes in the level of the metrics themselves, led to the transfer of seven instruments with an aggregate amortized cost of $12.7 million from a fair value estimate based on Level 2 NBIP inputs to estimates based on models and Level 3 inputs.
We also adjusted our Level 3 fair value models responsive to current economic and market conditions. Our processes included an assessment of the impact of the COVID-19 pandemic on the financial condition, results of operations or cash flows of our portfolio companies. Generally, such forward-looking assessments were fragmentary, however in the limited circumstances in which forward-looking estimates were believed to be reliable, such information was directly incorporated into our fair value models. However, given the general lack of reliable forward-looking information, we considered the market impact on performance-metric multiples and related impact on enterprise values. The re-estimated enterprise values were then utilized to re-assess the capital structure and available "equity cushions". Re-estimated portfolio company equity levels were then used to adjust leverage multiples and the structural components of capital included in our valuation models. Our approach also considered an assessment of the relative weighting of the models in our concluded fair value estimates. Our primary approaches to estimating the fair value of debt instruments are the Synthetic Debt Rating and Reunderwrtitng Analyses, to which we had generally given equal weighting in our concluded values. As a result of observed secondary market dislocation, wide bid-ask spreads, and lessened liquidity following the economic uncertainty caused by the COVID-19 pandemic, we decreased the weighting for the Synthetic Rating Analysis and increased the weighting for the Reunderwriting Analysis in the current period analysis, from a weighting of 50/50 to weightings of 25/75 to 10/90. We believe the overweighting to the Reunderwriting Analysis more accurately captures the higher correlation of the data with illiquid private credit at this time, and is therefore more representative of the market in which these instruments are exchanged.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at March 31, 2020 (dollar amounts in thousands):

Investment Type	Fair Value at March 31, 2020	Range of Fair Value
		Low-end	High-end
Debt investments:
Senior secured	$320,509	$312,264	$328,833
Senior secured (valued at Transaction Prices)	45,257	45,257	45,257
Subordinated	35,759	34,461	37,036

Investment:
Structured Finance Notes	25,313	$23,043	27,584

Equity investments:
Preferred equity	12,610	11,084	13,338
Common equity and warrants	26,205	22,456	29,778
	$465,653	$448,565	$481,826
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

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including HPCI and OCCI. Additionally, OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust. Additionally, OFS Advisor expects to provide sub-advisory services to CIM Real Assets & Credit Fund, a newly organized externally managed registered investment company that intends to operate as an interval fund that expects to invest primarily in a combination of real estate, credit and related investments.

OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 0.4375% per quarter (1.75% annualized) to 0.25% per quarter (1.00% annualized) of the OFSCC-FS Assets at the end of the two most recently completed quarters to the extent that such portion of the OFSCC-FS Assets are financed using leverage (also calculated on an average basis) that causes the Company’s statutory asset coverage ratio to fall below 200%. When calculating its statutory asset coverage ratio, the Company excludes its SBA guaranteed debentures from its total outstanding senior securities as permitted pursuant to exemptive relief granted by the SEC dated November 26, 2013. Effective January 1, 2020, OFS Advisor agreed to further reduce the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the portion of OFSCC-FS Assets at the end of the two most recently completed calendar quarters without regard to the statutory asset coverage ratio. The base management fee reduction by OFS Advisor is renewable on an annual basis and the amount of the base management fee reduction with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain BDCs, registered investment companies and private funds managed by OFS Advisor, or any adviser that controls, is controlled by, or is under common control with, OFS Advisor and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Pursuant to the Order, we are generally permitted to participate in a co-investment transaction if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through at least December 31, 2020, the Company may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by the Advisor or its affiliates, even if such other fund has not previously invested in such existing portfolio company. Without this order, the Company generally would not be able to participate in such co-investments unless the affiliated fund had previously acquired securities of the portfolio company in a co-investment transaction with the Company. We have applied for a new exemptive order, which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.
Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For a discussion of the risks associated with conflicts of interest, see "Item 1A. Business — Conflicts of Interest", "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates —We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts" and "Item 1A. Risk Factors — Regulations — Conflicts of Interest - Conflicts Related to Portfolio Investments" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Portfolio Composition and Investment Activity
Portfolio Composition
As of March 31, 2020, the fair value of our debt investment portfolio totaled $401.5 million in 63 portfolio companies, of which 91% and 9% were senior secured loans and subordinated loans, respectively, and approximately $38.8 million in equity investments, at fair value, in 22 portfolio companies. We also have six investments in Structured Finance Notes with a fair value of $25.3 million. We had unfunded commitments of $4.4 million to four portfolio companies at March 31, 2020. Set forth in the tables and charts below is selected information with respect to our portfolio as of March 31, 2020 and December 31, 2019.

The following table summarizes the composition of our Portfolio Company Investments as of March 31, 2020, and December 31, 2019 (dollar amounts in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$388,773	$365,766	$421,970	$408,724
Subordinated debt investments	56,864	35,759	56,731	43,091
Preferred equity	18,458	12,610	21,925	17,729
Common equity and warrants	15,691	26,205	14,919	25,777
Total Portfolio Company Investments	$479,786	$440,340	$515,545	$495,321
Total number of portfolio companies	71	71	85	85

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $75,598 and $75,001, respectively, at March 31, 2020, and $68,207 and $67,480, respectively, at December 31, 2019.

Approximately 83% of our Portfolio Company Investments at fair value, are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structure may provide greater downside protection against the impact of the COVID-19 pandemic.
As of March 31, 2020, our Portfolio Company Investment's three largest industries by fair value, were (1) Manufacturing (16.4%), (2) Health Care and Social Assistance (15.1%), and (3) Wholesale Trade (13.6%), totaling approximately 45.1% of the investment portfolio. We have limited exposure to the Retail Trade industry (5.4%) which has been significantly impacted by the COVID-19 pandemic. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4."
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of March 31, 2020, and December 31, 2019 (dollar amounts in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$186,508	$163,090	$181,980	$169,230
SBIC LP	241,409	221,604	256,858	246,371
OFSCC-FS	75,462	70,358	88,458	88,936
OFSCC-MB	11,444	10,601	11,375	12,394
Total investments	$514,823	$465,653	$538,671	$516,931
The following table presents our debt investment portfolio by investment size as of March 31, 2020, and December 31, 2019 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
Up to $4,000	$55,348	12.4%	$77,809	16.3%	$55,159	13.7%	$75,033	16.6%
$4,001 to $7,000	56,444	12.7	71,558	14.9	55,101	13.7	68,806	15.2
$7,001 to $10,000	82,959	18.6	95,567	20.0	85,358	21.4	77,978	17.3
$10,001 to $13,000	77,858	17.5	54,273	11.3	56,906	14.2	53,903	11.9
Greater than $13,000	173,028	38.8	179,494	37.5	149,001	37.0	176,095	39.0
Total	$445,637	100.0%	$478,701	100.0%	$401,525	100.0%	$451,815	100.0%

The following table displays the composition of our performing debt investment and Structured Finance Note portfolio by weighted average yield as of March 31, 2020, and December 31, 2019:

	March 31, 2020				December 31, 2019
	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated	Structured Finance
Weighted Ave. Yield (1)	Debt	Debt	Notes	Total	Debt	Debt	Notes	Total
Less than 8%	20.3%	—%	—%	17.4%	20.1%	—%	—%	17.3%
8% - 10%	41.5	—	—	35.8	21.5	—	—	18.5
10% - 12%	32.3	13.4	16.4	29.9	48.8	8.6	—	42.7
12% - 14%	4.6	60.0	—	7.7	8.4	38.3	25.1	12.0
Greater than 14%	1.3	26.6	83.6	9.2	1.2	53.1	74.9	9.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (1)	9.42%	12.99%	15.44%	10.11%	9.80%	13.52%	15.13%	10.40%
Weighted average yield - total debt and Structured Finance Note investments (2)	9.42%	6.47%	15.44%	9.51%	9.57%	10.57%	15.13%	9.94%
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
The weighted average yield on total investments was 9.03% and 9.59% at March 31, 2020 and December 31, 2019, respectively. Weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments at the balance sheet date plus the annualized accretion of Net Loan Fees, (ii) the effective yield on our performing preferred equity investments, and (iii) the annual effective yield on Structured Finance Notes, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
The weighted average yield on performing portfolio-company debt securities, including Structured Finance Notes, decreased slightly to 10.11% at March 31, 2020, from 10.40% at December 31, 2019, primarily due to the 8.8% weighted-average yield of new investments and the change to non-accrual status for our investment in Online Tech Stores, LLC during the three months ended March 31, 2020.
As of March 31, 2020, and December 31, 2019, floating rate loans at fair value were 88% and 93% of our debt portfolio, excluding Structured Finance Notes, respectively, and fixed rate loans at fair value were 12% and 7% of this portfolio, respectively.

Investment Activity
The following is a summary of our Portfolio Company Investment activity for the three months ended March 31, 2020 (dollar amounts in millions).

	Three Months Ended March 31, 2020
	Debt Investments	Equity Investments
Investments in new portfolio companies	$39.8	$—
Investments in existing portfolio companies
Follow-on investments	9.6	0.1
Restructured investments	—	0.7
Delayed draw and revolver funding	1.4	—
Total investments in existing portfolio companies	11.0	0.8
Total investments in new and existing portfolio companies	$50.8	$0.8
Number of new Portfolio Company Investments	5	—
Number of existing Portfolio Company Investments	11	2

Proceeds/distributions from principal payments/ equity investments	37.2	—
Proceeds from investments sold or redeemed	38.5	3.6
Total proceeds from principal payments, equity distributions and investments sold	$75.7	$3.6
Notable investments in new portfolio companies during the three months ended March 31, 2020, include A&A Transfer, LLC ($23.7 million senior secured loan and $1.6 million revolver) and SourceHOV Tax, Inc. ($12.8 million senior secured loan).
The weighted-average yield of direct debt investments in new portfolio companies during the three months ended March 31, 2020 was 8.8%.
We also invested $12.0 million in Structure Finance Notes with a weighted average annual effective yield of 17.3% during the three months ended March 31, 2020.
Non-cash investment activity
On March 27, 2020, our debt investment in Constellis Holdings, LLC was restructured. We converted our non-accrual debt investment for 20,628 common shares of equity. The cost and fair value of the 20,628 common shares of equity received were $0.7 million and $0.7 million, respectively.

The following is a summary of our Portfolio Company Investment activity for the three months ended March 31, 2019 (dollar amounts in millions).

	Three Months Ended March 31, 2019
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
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make. We believe new loan activity in the market in which we operate has slowed and we have observed a decrease in origination and underwriting activity. The number of deals currently being reviewed and evaluated has decreased since the beginning of the year. We have not originated a Portfolio Company Investment since March 16, 2020.

Risk Monitoring
We categorize direct investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2019. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Notes, by credit risk rating as of March 31, 2020, and December 31, 2019 (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	March 31, 2020		December 31, 2019
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	17,954	4.5	17,953	4.0
3 (Average)	316,017	78.7	387,654	85.8
4 (Special Mention)	59,305	14.8	45,546	10.1
5 (Substandard)	7,418	1.8	—	—
6 (Doubtful)	831	0.2	662	0.1
7 (Loss)	—	—	—	—
	$401,525	100.0%	$451,815	100.0%
Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized gains on the sale of investments, as well as changes in risk categories. Debt investments with a cost and fair value of $34,924 and $29,110, respectively, had risk rating downgrades from risk category 3 to risk category 4 during the three months ended March 31, 2020. A debt investment with a cost and fair value of $16,129 and $6,556, respectively, had a risk rating downgrade from risk category 4 to risk category 5 during the three months ended March 31, 2020.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $28,532 and $8,249, respectively, at March 31, 2020, and $12,403 and $850, respectively, at December 31, 2019.
On March 27, 2020, our debt investment in Constellis Holdings, LLC was restructured. We converted our non-accrual debt investment for 20,628 common shares of equity. The cost and fair value of the common shares received were $0.7 million and $0.7 million as of March 31, 2020, respectively. We recognized a realized loss on the restructuring of $9.1 million for the three months ended March 31, 2020, which was fully recognized as unrealized losses as of December 31, 2019.

Results of Operations
Our key financial measures are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Key Financial Measures" in our Annual Report on Form 10-K for the year ended December 31, 2019. The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
We do not believe that our historical operating performance is necessarily indicative of our future results of operations. We are primarily focused on debt investments in middle-market and larger companies in the United States and, to a lesser extent, equity investments, including warrants and other minority equity securities and Structured Finance Notes, which differs to some degree from our historical investment concentration, debt investments to middle-market companies in the United States and, to a lesser extent, equity investments, including warrants and other minority equity securities. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. In addition, SBIC I LP is subject to regulation and oversight by SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.
Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful.
Comparison of the three months ended March 31, 2020 and 2019
Consolidated operating results for the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Investment income
Interest income:
Cash interest income (including accretion of interest on Structured Finance Notes)	$11,212	$10,980
Net Loan Fee amortization	414	178
Other interest income	37	76
Total interest income	11,663	11,234
PIK income:
PIK interest income	436	161
Preferred equity PIK dividends	179	215
Total PIK income	615	376
Dividend income:
Common and preferred equity cash dividends	100	173
Total dividend income	100	173
Fee income:
Management and syndication	378	562
Prepayment and other fees	115	—
Total fee income	493	562
Total investment income	12,870	12,345
Total expenses, net	8,898	7,517
Net investment income	3,972	4,828
Net loss on investments	(36,132)	(1,096)
Net increase (decrease) in net assets resulting from operations	$(32,160)	$3,732

Interest and PIK income by debt investment type for the three months ended March 31, 2020 and 2019, is summarized below (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income and PIK interest income:
Senior secured debt investments	$9,918	$9,547
Subordinated debt investments	958	1,380
Structured Finance Notes	1,223	468
Total interest income and PIK interest income	12,099	11,395
Plus purchased premiums (less Net Loan Fees) accelerations	(103)	25
Recurring interest income and PIK interest income	$11,996	$11,420
Investment Income
We consider our interest income on direct debt investments to portfolio companies, other than acceleration of Net Loan Fees recognized upon the repayment of a loan, PIK interest income, and the accretable yield on Structured Finance Notes to be recurring in nature. Such recurring interest income and PIK interest income increased by $0.6 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a $2.0 million increase from an approximately $77 million increase in the average outstanding performing loan balance offset, in part, by a $1.4 million decrease resulting from a 136 basis point decrease in the recurring earned yield on our portfolio.
Due to the COVID-19 pandemic and the impact to our borrowers, we expect a partial shift from cash interest to PIK interest as a result of concessions granted to borrowers to support the borrowers' liquidity.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees generally result from periodic transactions rather than from holding portfolio investments and are considered to be non-recurring. Syndication fees of $0.4 million included in management and syndication fees for the three months ended March 31, 2020, resulted from approximately $33.4 million in loan originations in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated. Fee income decreased $0.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to a decrease in loan syndication fees. Since the onset of the COVID-19 pandemic, we have continued to originate loans, although we have observed a decrease in underwriting and origination activity. There has been no Portfolio Company Investments originated since March 16, 2020.
Expenses
Operating expenses for the three months ended March 31, 2020 and 2019, are presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense	$4,922	$3,455
Management fee	2,019	1,843
Incentive fee	883	1,163
Professional fees	648	535
Administration fee	520	437
Other expenses	347	84
Total expenses before incentive fee waiver	$9,339	$7,517
Incentive fee waiver	(411)	—
Total expenses, net of incentive fee waiver	$8,928	$7,517

Interest expense for the three months ended March 31, 2020 increased over the corresponding periods in the prior year primarily due to the issuance of the Unsecured Notes Due October 2026 and borrowings under the BNP Facility. Interest expense incurred on our debt during the three months ended March 31, 2020 and 2019 is summarized below (in thousands):

	Three Months Ended March 31,
	2020	2019
SBA Debentures	$1,224	$1,267
PWB Credit Facility	289	462
Unsecured Notes Due April 2025	861	860
Unsecured Notes Due October 2025	850	866
Unsecured Notes Due October 2026	904	—
BNP Facility	794	—
Total interest expense (1)	$4,922	$3,455
(1) Interest expense is inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Management fee expense for the three months ended March 31, 2020 increased over the corresponding periods in the prior year due to an increase in our average total assets, resulting primarily from the issuance of the Unsecured Notes and the establishment of the BNP Facility.
The $0.3 million decrease in incentive fee expense, prior to the Income Incentive Fee waiver of $0.4 million for three months ended March 31, 2020, compared to the corresponding period in the prior year was attributable to a decrease in net investment income resulting from a decline in net interest margin, as well as one new investment on non-accrual status. On May 4, 2020, OFS Advisor agreed to irrevocably waive the receipt of $0.4 million in Income Incentive Fees (based on net investment income) related to net investment income, that it would otherwise be entitled to receive under the Investment Advisory Agreement for the three months ended March 31, 2020. As a result of the voluntary fee waiver, we incurred Income Incentive Fee expense of $0.4 million for the three months ended March 31, 2020, which is equal to half the Income Incentive Fee expense we would have incurred for the three months ended March 31, 2020.
The $0.1 million increase in professional fees for the three months ended March 31, 2020, compared to the corresponding period in the prior year, was attributable to fees relating to the 2019 audit.
Administration fee expense for the three months ended March 31, 2020 increased $0.1 million over the corresponding period in the prior year, due to an increase in our allocable portion of OFS Services’s overhead, primarily relating to fair value determination and the preparation and filing of our new shelf registration.
Other expenses for the three months ended March 31, 2020 increased $0.3 million over the corresponding period in the prior year primarily due to write-off of deferred offering costs relating to our prior shelf registration during the first quarter of 2020, as well as a reversal of an excise tax accrual in the first quarter of 2019.
Net realized and unrealized gain (loss)
Net loss by investment type for the three months ended March 31, 2020 and 2019, were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Senior secured debt	$(18,731)	$(129)
Subordinated debt	(7,465)	155
Preferred equity	(1,237)	(1,729)
Common equity and warrants	(344)	228
Structured Finance Notes	(8,206)	379
Total net loss on investments	(35,983)	(1,096)
Loss on extinguishment of debt	(149)	—
Total net loss	$(36,132)	$(1,096)
Three months ended March 31, 2020
The fair value of the portfolio declined due to the net unrealized depreciation of $27.4 million in the first quarter primarily as a result of the adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy as of March 31, 2020 and the related declines in quoted loan prices, increases in underlying market credit spreads and company-specific negative impacts on past and expected future operating performance. Additionally, we incurred realized losses of $9.1 million primarily due to the restructuring of our debt investment in Constellis Holdings, LLC, which was fully recognized as an unrealized loss as of December 31, 2019.
We recognized net losses of $18.7 million on senior secured debt during the three months ended March 31, 2020, primarily as a result of the net unrealized depreciation of $19.0 million on our senior secured debt. We also recognized a net realized loss of $9.1 million, primarily due to a $9.1 million realized loss from the restructuring of our debt investment in Constellis Holdings, LLC, which had unrealized depreciation of $9.3 million as of December 31, 2019, and therefore positively impacted the current quarter net loss by $0.2 million.
We recognized net losses of $7.5 million on subordinated debt during the three months ended March 31, 2020, primarily as a result of unrealized depreciation of $7.2 million on Online Tech Stores, LLC, which was the only loan placed on non-accrual during the quarter. We also recognized net unrealized depreciation of $0.3 million on the remaining subordinated debt securities, primarily due to net negative impact of portfolio company-specific performance factors.
We recognized net losses of $1.2 million on preferred equity investments for the three months ended March 31, 2020, primarily as a result of unrealized appreciation of $0.8 million on TTG Healthcare, LLC Class B preferred shares, offset by unrealized depreciation of $2.0 million on Contract Datascan Series A units.
We recognized net losses of $0.3 million on common equity and warrant investments for the three months ended March 31, 2020, primarily as a result of unrealized appreciation of $5.2 million on Pfanstiehl Holdings, Inc., offset by unrealized depreciation of $5.5 million our remaining common equity and warrant investments as a result of negative portfolio company-specific performance factors.
We recognized unrealized depreciation of $8.2 million on Structured Finance Notes for the three months ended March 31, 2020, primarily as a result of the negative impact of assumptions that reflect more stress on the underlying portfolios due to widening credit spreads and the Pandemic Conditions since our investment purchases.
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
Liquidity and Capital Resources
At March 31, 2020, we held cash of $2.2 million, which includes cash of $0.1 million held by SBIC I LP, our wholly owned SBIC. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings of SBIC I LP. During the three months ended March 31, 2020, the Parent received $4.0 million in cash distributions from SBIC I LP. At March 31, 2020, OFSCC-FS held cash of $0.8 million and had unused commitments under the BNP Facility of $102.1 million, of which $-0- was available for distribution under the terms of the BNP Facility. Distributions from OFSCC-FS to the parent are restricted by the terms and conditions of the BNP Facility.
At March 31, 2020, the Parent had available borrowings of $59.8 million under its PWB Credit Facility, as well as unused commitments of $102.1 million under its BNP Facility. The Parent may make unsecured loans to SBIC I LP, the aggregate which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of March 31, 2020.
Based on fair values and equity capital at March 31, 2020, we could access available lines of credit for $51.0 million and remain in compliance with our asset coverage requirements. As of May 8, 2020, we had cash on hand of approximately $47.2 million. The cash build-up after quarter end was attributable to approximately $31.5 million in proceeds from the pay-off and sale of assets, which was greater than the aggregate fair value of these assets as of March 31, 2020 and approximated their cost. We also had additional net borrowings of approximately $15.0 million on our lines of credit subsequent to March 31, 2020. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
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

	Three Months Ended March 31,
	2020	2019
Cash from net investment income	$886	$1,713
Net (purchases and originations)/repayments and sales of portfolio investments	6,831	(43,980)
Net cash provided (used) in operating activities	7,717	(42,267)

Distributions paid to stockholders(1)	(4,484)	(4,496)
Net borrowings under lines of credit	1,600	23,750
Repayment of SBA debentures	(16,110)	—
Other financing	—	(3)
Net cash provided (used) by financing activities	(18,994)	19,251
Decrease in cash	$(11,277)	$(23,016)

(1)
The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. See "Item 1–Financial Statements–Note 10."

Cash from net investment income
Cash from net investment income decreased $0.8 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, principally due to an increase in collected net interest and fee income of $0.1 million and reduction in other expenses paid of $1.7 million, offset by an increase in fees paid to OFS Advisor and affiliates of $0.5 million, as well as increase in interest expense of $2.1 million.
Net (purchases and originations)/repayments and sales of portfolio investments
During the three months ended March 31, 2020, net purchases and originations of portfolio investments were primarily due to $71.9 million of cash we used to purchase portfolio investments, offset by $78.7 million of cash we received from amortized cost repayments and sales on our portfolio investments. During the three months ended March 31, 2019, net repayments were due to $66.8 million of cash we received from principal payments and sales on our portfolio investments, offset by $22.8 million of cash we used to purchase portfolio investments. See "—Portfolio Composition and Investment Activity–Investment Activity."
For the three months ended March 31, 2020, the Company sold assets principally from the OFSCC-FS portfolio, with a cost of $37.6 million, in anticipation of fair value declines and to ensure compliance with our asset coverage requirements under the 1940 Act.
Net cash provided (used) in operating activities
Net cash provided (used) in operating activities increased $50.0 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the sale of OFSCC-FS securities and an additional $32.1 million increase in principal payments due to loan payoffs. Cash flow provided in operating activities was reduced by $0.2 million as a result of deferrals of interest payments and the rescheduling of amortization payments. 97% of the our performing loans as of December 31, 2019 paid interest for the first quarter of 2020. One borrower agreed to pay their balance within 90 days of the quarter ended March 31, 2020.
Borrowings
SBA Debentures
SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of March 31, 2020 and 2019, SBIC I LP had outstanding debentures of $133.8 million and $149.9 million, respectively.
On a stand-alone basis, SBIC I LP held $223.9 million, and $249.6 million in assets at March 31, 2020, and December 31, 2019, respectively, which accounted for approximately 47% and 46% of the Company’s total consolidated assets, respectively.
As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP intends, over time, to repay its outstanding SBA debentures prior to the scheduled maturity dates of its debentures. Under a plan approved by the SBA, we will only make follow-on investments in current portfolio companies held by SBIC I LP. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. On March 1, 2020, SBIC I LP prepaid $16.1 million of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024.
SBIC I LP is periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. If SBIC I LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit SBIC I LP’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC I LP from making distributions.
We have received exemptive relief from the SEC effective November 26, 2013, which permits us to exclude SBA guaranteed debentures from the definition of senior securities in the statutory 150% asset coverage ratio under the 1940 Act.
PWB Credit Facility
We are party to a BLA with Pacific Western Bank, as lender, to provide us with a senior secured revolving credit facility, or the PWB Credit Facility, which is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments (as defined in the BLA) and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFSCC-MB, Inc. and secured by all of our current and future assets, excluding assets held by SBIC I LP, OFSCC-FS and the Company’s partnership interests in SBIC I LP and OFS SBIC I, GP.
As of March 31, 2020, we had $10.1 million outstanding at a variable interest rate of 5.25% per annum, and $59.8 million available for use under the PWB Credit Facility.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-

default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of March 31, 2020, we were in compliance with the applicable covenants under the PWB Credit Facility.
Unsecured Notes
In April 2018, we publicly offered the Unsecured Notes Due April 2025 with aggregate principal of $50.0 million. The total net proceeds to the Company from the Unsecured Notes Due April 2025, after deducting underwriting discounts and offering costs of $1.8 million were $48.2 million. In October and November 2018, the Company publicly offered the Unsecured Notes Due October 2025 with aggregate principal of $48.5 million, which included a partial exercise of the underwriters' overallotment option. The total net proceeds to the Company from the Unsecured Notes Due October 2025, after deducting underwriting discounts and offering expenses of $1.7 million, were $46.8 million. In October and November 2019, we publicly offered the Unsecured Notes Due October 2026 with an aggregate principal of $54.3 million, which included a partial exercise of the underwriters' overallotment option. The total net proceeds to us from the Unsecured Notes Due October 2026, after deducting underwriting discounts and offering costs of $1.9 million were $52.4 million. The issuance of the Unsecured Notes totaled $152.9 million in aggregate principal debt, with net proceeds of $147.4 million to us.
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
In order to, among other things, reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase the Unsecured Notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of March 31, 2020, the Unsecured Notes had the following terms and balances (amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate (1)	Effective Interest Rate (2)	Maturity (3)	Interest Expense (4)
Unsecured Notes Due April 2025	$50,000	6.375%	6.88%	4/30/2025	$861
Unsecured Notes Due October 2025	48,525	6.50%	7.01%	10/31/2025	850
Unsecured Notes Due October 2026	54,325	5.95%	6.49%	10/31/2026	904
Total	$152,850				$2,615

(1)	The weighted-average fixed cash interest rate on the Unsecured Notes as of March 31, 2020 was 6.26%.

(2)	The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.

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
BNP Facility
On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $48.0 million was drawn as of March 31, 2020. Borrowings under the BNP Facility will bear interest based on LIBOR for the relevant interest period, plus an applicable spread. The effective interest rate on the BNP Facility was 4.79% at March 31, 2020. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. The unused commitment under the BNP Facility was $102.1 million as of March 31, 2020. As of March 31, 2020, we were in compliance with the applicable covenants.
On a stand-alone basis, OFSCC-FS held approximately $74.5 million and $92.5 million in assets at March 31, 2020 and December 31, 2019, respectively, which accounted for approximately 15.6% and 17% of our total consolidated assets, respectively.

Other Liquidity Matters
We expect to fund the growth of our investment portfolio utilizing our current borrowings, follow-on equity offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at March 31, 2020), of at least 150%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020.
On May 4, 2020, the Board extended the Stock Repurchase Program for an additional two-year period. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. No shares of common stock were repurchased during the three months ended March 31, 2020.
As of March 31, 2020, the aggregate amount outstanding of the senior securities issued by us was $210.9 million, for which our asset coverage was 162%. The Small Business Administration Debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of March 31, 2020 (in thousands):

	Payments due by period
Contractual Obligation (1)	Total	Less than year	1-3 years (2)	3-5 years (2)	After 5 years (2)
PWB Credit Facility	$10,100	$10,100	$—	$—	$—
Unsecured Notes	152,850	—	—	—	152,850
SBA Debentures	133,770	—	14,000	97,185	22,585
BNP Facility	47,950	—	—	47,950	—
Total	$344,670	$10,100	$14,000	$145,135	$175,435

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)
The PWB Credit Facility is scheduled to mature on February 28, 2021. The SBA debentures are scheduled to mature between September 2022 and 2025. SBIC I LP intends, over time, to repay outstanding SBA debentures prior to the scheduled maturity dates of its debentures. The Unsecured Notes are scheduled to mature between April 2025 and October 2025. The BNP Facility is scheduled to mature on June 20, 2024.

We continue to believe our long-dated financing, with approximately 93% of our total debt contractually maturing in 2024 and beyond, affords us operational flexibility.
We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration

Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $4.4 million in unfunded commitments to four portfolio companies at March 31, 2020. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the PWB Credit Facility.
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
Recent Developments
On May 4, 2020, our Board declared a distribution of $0.17 per share for the second quarter of 2020, payable on June 30, 2020 to stockholders of record as of June 23, 2020.
On May 4, 2020, OFS Advisor agreed to irrevocably waive the receipt of $0.4 million in Income Incentive Fees (based on net investment income) related to net investment income, that it would otherwise be entitled to receive under the Investment Advisory Agreement for the three months ended March 31, 2020. As a result of the voluntary fee waiver, we incurred Income Incentive Fee expense of $0.4 million for the three months ended March 31, 2020, which is equal to half the Income Incentive Fee expense we would have incurred for the three months ended March 31, 2020.
We evaluated events subsequent to March 31, 2020 through May 7, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown which may be protracted. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies, our business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which we make investments have been, and may continue to be, significantly impacted by the COVID-19 pandemic, which in turn has, and may continue to have, an impact the valuation of our investments.
Accordingly, we cannot predict the extent to which our business, financial condition, results of operations and cash flows will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, 88% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2020, substantially all of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. Our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and LIBOR, respectively, with effective interest rates of 5.63% and 4.79%, respectively, as of March 31, 2020.
Assuming that the interim and unaudited consolidated balance sheet as of March 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net increase
25	$1,144	$(42)	$1,102
50	2,103	(164)	1,939
75	3,137	(285)	2,852
100	4,223	(407)	3,816
125	5,308	(528)	4,780

Basis point decrease	Interest income	Interest expense	Net decrease
25	$(414)	$201	$(213)
50	(896)	322	(574)
75	(1,151)	444	(707)
100	(1,407)	566	(841)
125	(1,596)	687	(909)

Item 4. Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2020. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risks described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. However, the risks below and disclosed in our Annual Report on Form 10-K may be, and will continue to be, exacerbated by the COVID-19 pandemic and any worsening of the economic environment. The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Events outside of our control, including public health crises such as the COVID-19 pandemic, have and may continue to negatively affect the results of our operations.
Periods of market volatility may continue in response to pandemics, such as the COVID-19 pandemic, or other events outside of our control. These types of events have and could continue to adversely affect our operating results. In December 2019, COVID-19 surfaced in Wuhan, China, and continues to spread globally including in the United States. As a result of the COVID-19 pandemic, we have and may continue to experience difficulty collecting timely interest and principal payments from our borrowers, our asset values have and may continue to decline, and certain of our outstanding loans may need to be extended or restructured. We have held discussions with our borrowers and they have expressed their general concern about the uncertain economic condition. While the COVID-19 pandemic presents material uncertainty and risks, we believe that it is premature to determine the full magnitude of the impact to our operating results at this point. The impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These impacts, the duration of which remains uncertain, have and may continue to adversely affect our operating results.
We have been, and will continue to be, adversely impacted by the outbreak of COVID-19.
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. We have been and continue to assess the effects of the COVID-19 pandemic on our portfolio companies, and are taking steps to help mitigate the adverse consequences to each of their businesses stemming from the COVID-19 pandemic; however, though the magnitude of the impact remains to be seen, our portfolio companies and by extension our operating results will be adversely impacted by the COVID-19 pandemic.
In addition to adverse United States domestic and global macroeconomic effects, including the adverse impacts on our portfolio companies and investment assets, the COVID-19 pandemic has caused, and will continue to cause, a reduction in our ability to access capital through the capital markets and through our credit facilities, and has otherwise adversely impacted, and will continue to impact, the operation of our business. The COVID-19 pandemic has also caused, and will continue to cause, substantial disruption to our employees, investors, business partners, referral sources, borrowers and prospective borrowers through self-isolation, travel limitations, business restrictions, and otherwise. Many areas within the United States have imposed mandatory closures for businesses not deemed to be essential, and it is currently unclear for how long such closures will last. Though all of our employees are able to work remotely, these closures have nevertheless affected many of our borrowers and many businesses through which we seek new borrowers, resulting in significant declines in new loans and investments. These effects, individually or in the aggregate, have, and will continue to, adversely impact our business, financial condition, operating results and cash flows and such adverse impacts may be material.

Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our investment income and damage our results of operations and our liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.
The effects of the outbreak of COVID-19 have negatively affected the global economy, the United States economy and the global financial markets, and have and may continue to disrupt our operations and our borrowers' operations, which have and may continue to adversely impact our business, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. A majority of states, including Illinois, where we are headquartered, have declared states of emergency. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the beginning of the COVID-19 pandemic, more than 30 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, BDC stocks have significantly declined in value. In response to the COVID-19 pandemic, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused OFS Advisor to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. OFS Advisor may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers and business partners.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.
As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our services may decline, making it difficult to grow assets and income;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase, resulting in increased charges and reduced income;

•	collateral for loans may decline in value, which could cause loan losses to increase;

•	our fair values may continue to decrease if borrowers experience financial difficulties, which will adversely affect our net income;

•
increased amendments and/or restructuring to the terms or our portfolio company loan agreements, which may increase the amount of PIK interest, and defer the collection of cash interest and/or increase the risk of default;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•
as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	reduction in our ability to access the capital markets or credit facilities may cause a distressed liquidity position and result in a decrease or inability to pay dividends.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of our executive officers or directors or key employees of OFS Advisor due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above has and could continue to negatively impact our business, financial condition and results of operations and prospects.
Our investments in Structured Finance Notes are more likely to suffer a loss of all or a portion of their value in the event of a default.
From time to time, we invest in Structured Finance Notes that comprise the equity tranche of CLOs, which are junior in priority of payment and are subject to certain payment restrictions generally set forth in an indenture governing the notes. In addition, Structured Finance Notes generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing the notes. Structured Finance Notes are not guaranteed by another party and are subject to greater risk than the secured notes issued by the CLO. CLOs are typically highly levered, utilizing up to approximately 9-13 times leverage, and therefore Structured Finance Notes are subject to a risk of total loss. There can be no assurance that distributions on the assets held by the CLO will be sufficient to make any distributions or that the yield on the Structured Finance Notes will meet our expectations.
CLOs generally may make payments on Structured Finance Notes only to the extent permitted by the payment priority provisions of an indenture governing the notes issued by the CLO. CLO indentures generally provide that principal payments on Structured Finance Notes may not be made on any payment date unless all amounts owing under secured notes are paid in full. In addition, if a CLO does not meet the asset coverage tests or the interest coverage test set forth in the indenture governing the notes issued by the CLO, cash would be diverted from the Structured Finance Notes to first pay the secured notes in amounts sufficient to cause such tests to be satisfied.
We will have no influence on management of underlying investments managed by non-affiliated third-party CLO collateral managers.
We are not responsible for, and have no influence over, the asset management of the portfolios underlying the Structured Finance Notes we hold as those portfolios are managed by non-affiliated third-party CLO collateral managers. Similarly, we are not responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the individual securities. As a result, the values of the portfolios underlying our Structured Finance Notes could decrease as a result of decisions made by third party CLO collateral managers.
Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.
As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we anticipate that we will not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed above under the risk factor “We may in the future choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2020, we issued 15,693 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $63,870.
Issuer Purchases of Equity Securities
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company could acquire up to $10.0 million of its outstanding common stock through the two-year period ending May 22, 2020.
On May 4, 2020, the Board extended the Stock Repurchase Program for an additional two-year period. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program.
During the three months ended March 31, 2020, we repurchased -0- shares of common stock on the open market for under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amount in thousands except shares):

Period	Total Number of Shares Purchased (1)	Cost of Shares Purchased	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
May 22, 2018 through June 30, 2018	—	$—	$—	$10,000
July 1, 2018 through September 30, 2018	—	$—	$—	$10,000
October 1, 2018 through December 31, 2018	300	$3	$10.29	$9,997
January 1, 2019 through March 31, 2019	—	$—	$—	$9,997
April 1, 2019 through June 30, 2019	—	$—	$—	$9,997
July 1, 2019 through September 30, 2019	—	$—	$—	$9,997
October 1, 2019 through December 31, 2019	—	$—	$—	$9,997
January 1, 2020 through March 31, 2020	—	$—	$—	$9,997

(1)	Excludes shares purchased on the open market and reissued in order to satisfy the DRIP obligation.
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

Dated: May 8, 2020	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer