Form 10-Q
period 2020-06-30
OFS Capital Corp
filed 2020-07-31
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of July 29, 2020 was 13,399,694.

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
BNP Facility
A secured revolving credit facility that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator

Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
NBIP	Non-binding indicative price
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities.

Term	Explanation or Definition
OID	Original issue discount
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income.
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration
SBCAA	Small Business Credit Availability Act
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Secured Revolver Amendment	The amended Business Loan Agreement with Pacific Western Bank, as lender, dated June 26, 2020
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes	CLO mezzanine debt and CLO subordinated debt positions.
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

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of the outbreak; the effect of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows and those of our portfolio companies (including the expectation that a shift from cash interest to PIK interest will result from concessions granted to borrowers due to the COVID-19 pandemic), including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including our belief that new loan activity in the market in which we operate has slowed) and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;

•	the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;

•	the belief that one or more of our investments can be restored to accrual status in the near term, or otherwise;

•
uncertain valuations of our portfolio investments, including our belief that overweighting the Reunderwriting Analysis method more accurately captures certain data related to illiquid private credit during the COVID-19 pandemic; and

•	the effect of new or modified laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $354,004 and $396,201, respectively)	$314,305	$372,535
Affiliate investments (amortized cost of $114,123 and $131,950, respectively)	114,047	135,679
Control investment (amortized cost of $10,714 and $10,520, respectively)	7,410	8,717
Total investments at fair value (amortized cost of $478,841 and $538,671, respectively)	435,762	516,931
Cash	31,781	13,447
Interest receivable	3,114	3,349
Receivable for investment sold	634	—
Prepaid expenses and other assets	4,151	4,461
Total assets	$475,442	$538,188

Liabilities
Revolving lines of credit	$51,750	$56,450
SBA debentures (net of deferred debt issuance costs of $1,567 and $1,904, respectively)	132,203	147,976
Unsecured notes (net of deferred debt issuance costs of $4,403 and $4,798 respectively)	148,447	148,052
Interest payable	3,109	3,505
Payable to adviser and affiliates (Note 3)	2,694	4,106
Payable for investments purchased	971	10,264
Accrued professional fees	562	621
Other liabilities	309	587
Total liabilities	340,045	371,561

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2020, and December 31, 2019, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,399,694 and 13,376,836 shares issued and outstanding as of June 30, 2020, and December 31, 2019, respectively	134	134
Paid-in capital in excess of par	187,437	187,305
Total distributable earnings (losses)	(52,174)	(20,812)
Total net assets	135,397	166,627

Total liabilities and net assets	$475,442	$538,188

Number of shares outstanding	13,399,694	13,376,836
Net asset value per share	$10.10	$12.46

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income
Interest income:
Non-control/non-affiliate investments	$8,233	$9,287	$17,305	$17,929
Affiliate investments	1,692	2,660	4,086	4,993
Control investment	209	263	405	522
Total interest income	10,134	12,210	21,796	23,444
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	264	96	525	193
Affiliate investments	191	300	460	552
Control investment	102	28	187	55
Total payment-in-kind interest and dividend income	557	424	1,172	800
Dividend income:
Affiliate investments	—	—	100	173
Control investment	—	89	—	89
Total dividend income	—	89	100	262
Fee income:
Non-control/non-affiliate investments	279	154	764	496
Affiliate investments	8	5	13	210
Control investment	3	18	6	33
Total fee income	290	177	783	739
Total investment income	10,981	12,900	23,851	25,245
Expenses
Interest expense	4,931	3,645	9,853	7,100
Management fee	1,869	2,055	3,888	3,898
Incentive fee	215	1,245	1,098	2,408
Professional fees	460	368	1,108	903
Administration fee	500	417	1,020	854
Other expenses	399	310	746	394
Total expenses before incentive fee waiver	8,374	8,040	17,713	15,557
Incentive fee waiver (see Note 3)	—	—	(441)	—
Total expenses, net of incentive fee waiver	8,374	8,040	17,272	15,557
Net investment income	2,607	4,860	6,579	9,688

Net realized and unrealized gain (loss)
Net realized loss on non-control/non-affiliate investments	(1,040)	(90)	(10,013)	(894)
Loss on extinguishment of debt	—	—	(149)	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes	6,808	(3,630)	(15,614)	(2,972)
Net unrealized appreciation (depreciation) on affiliate investments	(880)	1,660	(3,804)	540
Net unrealized appreciation (depreciation) on control investment	163	553	(1,501)	723
Net gain (loss)	5,051	(1,507)	(31,081)	(2,603)
Net increase (decrease) in net assets resulting from operations	$7,658	$3,353	$(24,502)	$7,085
Net investment income per common share – basic and diluted	$0.19	$0.36	$0.49	$0.73
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.57	$0.25	$(1.83)	$0.53
Distributions declared per common share	$0.17	$0.34	$0.51	$0.68
Basic and diluted weighted average shares outstanding	13,392,608	13,361,193	13,384,808	13,359,338
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2019	—	$—	13,357,337	$134	$187,540	$(12,651)	$175,023
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	9,688	9,688
Net realized loss on investments	—	—	—	—	—	(894)	(894)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(1,709)	(1,709)
Tax reclassifications of permanent differences	—	—	—	—	165	(165)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	9,124	—	109	—	109
Dividends declared	—	—	—	—	—	(9,085)	(9,085)
Net increase (decrease) for the period ended June 30, 2019	—	—	9,124	—	274	(2,165)	(1,891)
Balances at June 30, 2019	—	$—	13,366,461	$134	$187,814	$(14,816)	$173,132

Balances at March 31, 2019	—	$—	13,361,134	$134	$187,604	$(13,480)	$174,258
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,860	4,860
Net realized loss on investments	—	—	—	—	—	(90)	(90)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	(1,417)	(1,417)
Tax reclassifications of permanent differences	—	—	—	—	146	(146)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	5,327	—	64	—	64
Dividends declared	—	—	—	—	—	(4,543)	(4,543)
Net increase for the period ended September 30, 2018	—	—	5,327	—	210	(1,336)	(1,126)
Balances at June 30, 2019	—	$—	13,366,461	$134	$187,814	$(14,816)	$173,132

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2020	—	$—	13,376,836	$134	$187,305	$(20,812)	$166,627
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	6,579	6,579
Net realized loss on investments	—	—	—	—	—	(10,013)	(10,013)
Loss on extinguishment of debt	—	—	—	—	—	(149)	(149)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(20,919)	(20,919)
Tax reclassifications of permanent differences	—	—	—	—	36	(36)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	22,858	—	96	—	96
Dividends declared	—	—	—	—	—	(6,824)	(6,824)
Net increase (decrease) for the period ended June 30, 2020	—	—	22,858	—	132	(31,362)	(31,230)
Balances at June 30, 2020	—	$—	13,399,694	$134	$187,437	$(52,174)	$135,397

Balances at March 31, 2020	—	$—	13,392,529	$134	$187,387	$(57,538)	$129,983
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	2,607	2,607
Net realized loss on investments	—	—	—	—	—	(1,040)	(1,040)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	6,091	6,091
Tax reclassifications of permanent differences	—	—	—	—	18	(18)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	7,165	—	32	—	32
Dividends declared	—	—	—	—	—	(2,276)	(2,276)
Net increase for the period ended June 30, 2020	—	—	7,165	—	50	5,364	5,414
Balances at June 30, 2020	—	$—	13,399,694	$134	$187,437	$(52,174)	$135,397
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(24,502)	$7,085
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) in operating activities:
Net realized loss on investments	10,013	894
Net unrealized depreciation on investments	20,919	1,709
Amortization of Net Loan Fees	(760)	(406)
Amendment fees collected	31	100
Payment-in-kind interest and dividend income	(1,191)	(800)
Accretion of interest income on structured finance notes	(2,626)	(1,096)
Amortization of debt issuance costs	1,016	577
Amortization of intangible asset	98	98
Purchase and origination of portfolio investments	(70,914)	(128,376)
Proceeds from principal payments on portfolio investments	56,276	9,266
Proceeds from sale or redemption of portfolio investments	65,528	30,316
Proceeds from distributions received from portfolio investments	3,290	1,157
Changes in operating assets and liabilities:
Interest receivable	235	(946)
Interest payable	(396)	(114)
Payable to adviser and affiliates	(1,412)	150
Receivable for investment sold	(634)	(2,003)
Payable for investments purchased	(9,293)	38,129
Other assets and liabilities	194	(143)
Net cash provided (used) in operating activities	45,872	(44,403)

Cash flows from financing activities
Distributions paid to stockholders	(6,728)	(8,976)
Borrowings under revolving lines of credit	72,600	59,000
Repayments under revolving lines of credit	(77,300)	(32,750)
Repayments of SBA debentures	(16,110)	—
Payment of deferred financing costs	—	(1,636)
Repurchases of common stock under Stock Repurchase Program	—	(3)
Net cash provided (used) by financing activities	(27,538)	15,635
Net increase (decrease) in cash	18,334	(28,768)
Cash at beginning of period	13,447	38,172
Cash at end of period	$31,781	$9,404

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,383	$6,637
Reinvestment of distributions to stockholders	96	109

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
June 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
All Star Auto Lights, Inc. (4)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.50%)	12/19/2019	8/20/2024	$14,365	$14,222	$13,667	10.1%

American Bath Group, LLC (15)	Plastics Plumbing Fixture Manufacturing
Senior Secured Loan		5.00%	(L +4.00%)	6/24/2019	9/30/2023	1,481	1,477	1,457	1.1

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (15)		8.25%	(L +6.50%)	2/7/2020	2/7/2025	17,064	16,828	16,872	12.5
Senior Secured Loan (Revolver) (5)		8.25%	(L +6.50%)	2/7/2020	2/7/2025	2,136	2,096	2,112	1.6
						19,200	18,925	18,984	14.1
Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		6.07%	(L +5.00%)	6/24/2019	9/25/2024	2,970	2,915	2,869	2.1

Baymark Health Services, Inc.	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		10.21%	(L +8.25%)	3/22/2018	3/1/2025	4,000	3,973	3,803	2.8

Brookfield WEC Holdings Inc. (15)	Business to Business Electronic Markets
Senior Secured Loan		3.75%	(L +3.00%)	7/25/2019	8/1/2025	497	491	482	0.4

Calpine Corporation (15)	Electrical Apparatus and Equipment, Wiring Supplies, and Related Equipment Merchant Wholesalers
Senior Secured Loan		2.43%	(L +2.25%)	6/9/2020	4/6/2026	499	489	482	0.4

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (4) (8)		9.10%	(L +7.67%)	8/23/2017	8/23/2022	19,981	19,908	19,451	14.4
Senior Secured Loan (Revolver) (5)		0.25% (18)	(L +7.67%)	8/23/2017	8/23/2022	—	(6)	(77)	(0.1)
						19,981	19,902	19,374	14.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Community Intervention Services, Inc. (4) (6) (10) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.0% cash / 6.0% PIK	N/A	7/16/2015	1/16/2021	$9,918	$7,639	$—	—%

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		8.67%	(L +8.50%)	7/7/2015	11/1/2025	9,678	9,530	8,268	6.1

Connect U.S. Finco LLC (14) (15)	Taxi Service
Senior Secured Loan		5.50%	(L +4.50%)	11/20/2019	12/11/2026	1,995	1,986	1,884	1.4

Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			703	707	0.5

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	2/2/2026	3,481	3,434	3,271	2.4

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		7.75%	(L +6.75%)	10/31/2019	12/1/2025	405	395	395	0.3

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		3.43%	(L +3.25%)	11/19/2019	8/24/2026	1,985	1,987	1,625	1.2

DuPage Medical Group (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		7.75%	(L +7.00%)	8/22/2017	8/15/2025	10,098	10,163	9,488	7.0

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.0% cash / 1.0% PIK	N/A	7/13/2017	1/13/2023	9,056	9,015	8,723	6.4
Common Equity (71,250 Class A units) (10)				7/13/2017			713	534	0.4
						9,056	9,728	9,257	6.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		6.75% cash / 5.00% PIK	N/A	6/30/2017	6/30/2022	$16,784	$16,658	$14,822	10.9%
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	—	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	—	—
						16,784	16,971	14,822	10.9
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,191	4,219	3.1

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		9.75%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,922	4,204	3.1
Common Equity (368,852 Class A units) (10)				12/29/2017			450	196	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	8	—
						5,000	5,422	4,408	3.2
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00%	(L +7.00%)	10/1/2018	10/1/2024	16,506	16,329	15,348	11.3
Senior Secured Loan (Revolver) (5)		8.07%	(Prime + 7.00%)	10/1/2018	10/1/2024	1,406	1,386	1,308	1.0
						17,912	17,715	16,656	12.3
Institutional Shareholder Services, Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		9.57%	(L +8.50%)	3/4/2019	3/5/2027	6,244	6,087	5,927	4.4

Intouch Midco Inc. (15)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		4.93%	(L +4.75%)	12/20/2019	8/24/2025	1,990	1,925	1,767	1.3

Milrose Consultants, LLC (4) (8)	All Other Business Support Services
Senior Secured Loan		7.18%	(L +6.18%)	7/16/2019	7/16/2025	11,500	11,428	11,340	8.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
My Alarm Center, LLC (4) (10) (13)	Security Systems Services (except Locksmiths)
Preferred Equity (335 Class Z units)				9/12/2018			$325	$1,136	0.8%
Preferred Equity (1,485 Class A units), 8% PIK				7/14/2017			1,571	323	0.2
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	10	—
Common Equity (64,149 units)				7/14/2017			—	—	—
							3,094	1,469	1.0
Online Tech Stores, LLC (4) (6)	Stationary & Office Supply Merchant Wholesaler
Subordinated Loan		13.50% PIK	N/A	2/1/2018	8/1/2023	17,456	16,129	7,124	5.3

OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		8.73%	(L +7.73%)	8/10/2018	8/10/2023	9,528	9,447	9,404	6.9

Panther BF Aggregator 2 LP (14) (15)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		3.68%	(L +3.50%)	11/19/2019	4/30/2026	1,985	1,969	1,898	1.4

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan (15)		5.25%	(L +4.25%)	6/25/2019	6/30/2024	1,537	1,536	1,458	1.1
Senior Secured Loan		9.75%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,331	6,044	4.5
						7,857	7,867	7,502	5.6
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	6,055	6,059	5,389	4.0

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.5% PIK	N/A	9/30/2017	10/29/2021	4,876	4,833	4,397	3.2
Common Equity (499 units) (10) (13)				9/30/2017			499	47	—
						4,876	5,332	4,444	3.2
Quest Software US Holdings Inc. (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		5.01%	(L +4.25%)	6/25/2019	5/16/2025	1,980	1,963	1,909	1.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		9.95%	(L +8.50%)	6/7/2017	11/26/2023	$4,821	$4,784	$4,346	3.2%

Rocket Software, Inc. (15)	Software Publishers
Senior Secured Loan		9.01%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,174	5,933	4.4

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			254	331	0.2

Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Common Equity (5,000 Series C units)				3/31/2014			500	200	0.1

SourceHOV Tax, Inc. (4) (8)	Other Accounting Services
Senior Secured Loan		7.87%	(L +6.37%)	3/16/2020	3/17/2025	12,915	12,826	12,739	9.5

Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	1,660	—	1,153	0.9
Equity appreciation rights				6/27/2018			—	957	0.7
						1,660	—	2,110	1.6
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		8.56%	(L +8.25%)	7/26/2018	7/30/2026	5,216	5,176	4,896	3.6

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.00%	(L +5.00%)	8/26/2019	8/26/2024	9,975	9,892	9,196	6.8
Senior Secured Loan (Revolver) (5)		5.00%	(L +4.00%)	8/26/2019	8/26/2024	667	661	615	0.5
						10,642	10,553	9,811	7.3
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,236	0.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Staples, Inc. (14) (15)	Business to Business Electronic Markets
Senior Secured Loan		5.69%	(L +5.00%)	6/24/2019	4/16/2026	$2,975	$2,899	$2,583	1.9%

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (15)		5.25%	(L +4.25%)	5/16/2018	12/11/2024	629	628	583	0.4
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,070	8,274	6.1
						9,702	9,698	8,857	6.5
Sunshine Luxembourg VII SARL (14) (15)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		5.32%	(L +4.25%)	11/20/2019	9/25/2026	1,990	1,999	1,912	1.4

Tank Holding Corp. (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		4.94%	(L +3.50%)	6/24/2019	3/26/2026	1,985	1,992	1,866	1.4

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,965	6,504	4.8
Senior Secured Loan		9.75%	(L +8.75%)	2/14/2020	12/31/2020	2,333	2,313	2,168	1.6
Senior Secured Loan		8.00%	(L +7.00%)	7/18/2019	12/31/2020	4,667	4,656	4,549	3.4
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/22/2022	7,000	7,000	6,504	4.8
						21,000	20,934	19,725	14.6
Transdigm Inc. (15)	Administrative Management and General Management Consulting Services
Senior Secured Loan		2.43%	(L +2.25%)	6/10/2020	5/30/2025	499	476	451	0.3

Truck Hero, Inc. (15)	Truck Trailer Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,993	6,538	4.8

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			9	36	—
Warrants (29,374 units)				7/26/2012	3/5/2022 (12)		82	22	—
							91	58	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
United Natural Foods (15)	General Line Grocery Merchant Wholesalers
Senior Secured Loan		4.42%	(L +4.25%)	6/9/2020	10/22/2025	$500	$480	$480	0.4%

Wastebuilt Environmental Solutions, LLC (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.25%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,895	4,945	3.7

Weight Watchers International, Inc. (14) (15)	Diet and Weight Reducing Centers
Senior Secured Loan		5.50%	(L +4.75%)	6/10/2020	11/29/2024	492	492	492	0.4

Xperi (14) (15)	Semiconductor and Related Device Manufacturing
Senior Secured Loan		4.17%	(L +4.00%)	6/1/2020	6/1/2025	520	475	475	0.4

Total Debt and Equity Investments						$318,232	$318,750	$284,275	210.0%

Structured Finance Note Investments
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		18.24% (9)		9/27/2019	10/20/2032 (17)	2,750	2,346 (16)	2,013	1.5

Elevation CLO 2017-7, Ltd. (7)
Subordinated Notes		13.10% (9)		2/6/2019	7/15/2030 (17)	10,000	7,210 (16)	5,343	3.9

Flatiron CLO 18, Ltd. (7)
Subordinated Notes		19.58% (9)		1/2/2019	4/17/2031 (17)	9,680	7,218 (16)	6,433	4.8

Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		20.74% (9)		1/8/2020	7/27/2047 (17)	10,000	6,792 (16)	6,371	4.7

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		18.92% (9)		1/23/2020	10/20/2030 (17)	7,000	5,206 (16)	4,668	3.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Park Avenue Institutional Advisers CLO 2017-1
Mezzanine bond - Class D		12.98% (9)	(L +6.22%)	6/5/2020	11/14/2029 (17)	$100	$80	$86	0.1%

Regatta II Funding
Mezzanine bond - Class DR2		13.56% (9)	(L +6.95%)	6/5/2020	1/15/2029 (17)	800	673	704	0.5

THL Credit Wind River 2019‐3 CLO Ltd (7)
Subordinated Notes		13.19% (9)		4/5/2019	4/15/2031 (17)	7,000	5,729 (16)	4,412	3.3

Total Structured Finance Note Investments						$47,330	$35,254	$30,030	22.2%

Total Non-control/Non-affiliate Investments						$365,562	$354,004	$314,305	232.2%
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan (6)		8.50% cash / 1.0% PIK	(L +7.50%)	3/13/2018	3/12/2023	21,231	20,993	12,916	9.5
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	—	—
						21,231	23,540	12,916	9.5
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (4) (8)		9.33%	(L +7.83%)	1/25/2019	1/25/2024	13,743	13,611	13,459	9.9
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,813	2,111	1.6
						13,743	15,424	15,570	11.5
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	8/5/2015	2/5/2021	8,022	8,005	7,557	5.6
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			5,848	2,572	1.9
Common Equity (11,273 shares) (10)				6/28/2016			104	51	—
						8,022	13,957	10,180	7.5
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (4) (8)		10.17%	(L +9.17%)	3/8/2018	11/20/2023	10,664	10,604	10,336	7.6
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,356	1.0
						10,664	11,739	11,692	8.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Master Cutlery, LLC (4) (6) (10)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00%	N/A	4/17/2015	7/31/2020	$6,340	$4,764	$—	—%
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						6,340	8,247	—	—
NeoSystems Corp. (4)	Other Accounting Services
Preferred Equity (521,962 convertible shares), 10% PIK				8/14/2014			1,785	2,250	1.7

Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/27/2024	3,788	3,788	3,788	2.8
Common Equity (400 Class A shares)				1/1/2014			217	24,051	17.8
						3,788	4,005	27,839	20.6
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	7,153	7,076	6,654	4.9
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	1,150	0.8
						7,153	8,490	7,804	5.7
TalentSmart Holdings, LLC	Professional and Management Development Training
Senior Secured Loan (4)		8.50%	(L +6.75%)	10/11/2019	10/11/2024	9,875	9,727	8,438	6.2
Senior Secured Loan (Revolver) (5) (18)		8.50%	(L +6.75%)	10/11/2019	10/11/2024	500	493	427	0.3
Common Equity (1,595 Class A shares) (10) (13)				10/11/2019			1,595	840	0.6
						10,375	11,815	9,705	7.1
TRS Services, LLC (4) (10)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (2,088,305 Class A units), 11% PIK				12/10/2014			279	706	0.5
Common Equity (3,000,000 units)				12/10/2014			572	—	—
						—	851	706	0.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan (4)		10.00%	(L +9.00%)	3/1/2019	3/1/2024	$12,103	$11,961	$11,897	8.8%
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	3,488	2.6
						12,103	14,270	15,385	11.4

Total Affiliate Investments						$93,419	$114,123	$114,047	84.1%
Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		9.50% cash / 4.5% PIK	(L +8.50%)	11/25/2015	11/25/2020	7,651	7,645	7,410	5.5
Common Equity (554 shares)				11/25/2015			3,069	—	—
						7,651	10,714	7,410	5.5
Total Control Investment						$7,651	$10,714	$7,410	5.5%

Total Investments						$466,632	$478,841	$435,762	321.8%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L) at June 30, 2020, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $338,417 include LIBOR reference rate floor provisions of generally 0.75% to 1.75%; at June 30, 2020, the reference rate on such instruments was generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at June 30, 2020. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)
Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

(4)	Investments (or portion thereof) held by SBIC I LP. These assets are pledged as collateral of the SBA debentures and can not be pledged under any debt obligation of the Company.

(5)	Subject to unfunded commitments. See Note 6 for further details.

(6)	Investment was on non-accrual status as of June 30, 2020, meaning the Company has ceased recognition of all or a portion of income on the investment. See Note 4 for further details.

(7)
CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2020
(Dollar amounts in thousands)

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of June 30, 2020:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	9.10%	8.68%	0.42%
Chemical Resources Holdings, Inc.	9.33%	7.50%	1.83%
DRS Imaging Services, LLC	10.17%	9.00%	1.17%
Milrose Consultants, LLC	7.18%	6.50%	0.68%
OnSite Care, PLLC	8.73%	7.25%	1.48%
SourceHOV Tax, Inc.	7.87%	7.00%	0.87%

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
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2020:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%

(12)	Represents expiration date of the warrants.

(13)	All or portion of investment held by a wholly-owned subsidiary subject to income tax.

(14)	Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.

(15)	Investments (or portion thereof) held by OFSCC-FS. These assets are pledged as collateral of the BNP Credit Facility and can not be pledged under any debt obligation of the Company.

(16)	Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated debt investments.

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		9.09%	(L +7.78%)	8/10/2018	8/10/2023	$9,541	$9,446	$9,162	5.5%

Panther BF Aggregator 2 LP (14) (15)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		5.30%	(L +3.50%)	11/19/2019	4/30/2026	1,995	1,978	2,006	1.2

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan (14) (15)		6.16%	(L +4.25%)	6/25/2019	6/30/2024	87	87	87	0.1
Senior Secured Loan		10.70%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,332	6,276	3.8
						6,407	6,419	6,363	3.9
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		9.49%	(L +7.75%)	9/24/2018	5/1/2026	6,055	6,059	5,969	3.6

Performance Team LLC (4)	General Warehousing and Storage
Senior Secured Loan		11.80%	(L +10.00%)	5/24/2018	11/24/2023	13,889	13,790	14,165	8.4

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.50% PIK	N/A	9/30/2017	10/29/2021	4,963	4,903	4,800	2.9
Common Equity (499 units) (10) (13)				9/30/2017			499	220	0.1
						4,963	5,402	5,020	3.0
Quest Software US Holdings Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		6.18%	(L +4.25%)	6/25/2019	5/16/2025	1,990	1,973	1,978	1.2

Refinitiv (14) (15)	Public Finance Activities
Senior Secured Loan		5.05%	(L +4.25%)	6/24/2019	10/1/2025	1,987	1,941	2,007	1.2

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.60%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,777	4,591	2.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Restaurant Technologies, Inc. (15)	Other Grocery and Related Products Merchant Wholesalers
Senior Secured Loan		5.05%	(L +3.25%)	8/8/2019	10/1/2025	$1,990	$1,994	$2,003	1.2%

Rocket Software, Inc. (15)	Software Publishers
Senior Secured Loan		6.05%	(L +4.25%)	11/20/2018	11/28/2025	665	663	649	0.4
Senior Secured Loan		10.05%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,167	6,094	3.7
						6,940	6,830	6,743	4.1
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			254	186	0.1

Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Common Equity (5,000 Series C units)				3/31/2014		—	500	1,490	0.9

Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	1,611	—	—	—
Other				6/27/2018		—	—	—	—
						1,611	—	—	—
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.)	Child Day Care Services
Senior Secured Loan		6.19%	(L +4.25%)	7/26/2018	7/30/2025	972	970	978	0.6
Senior Secured Loan		10.19%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,157	7,288	4.4
						8,188	8,127	8,266	5.0
Sprint Communications, Inc. (14) (15)	Wired Telecommunications Carriers
Senior Secured Loan		4.81%	(L +3.00%)	6/24/2019	2/2/2024	1,985	1,972	1,980	1.2

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.94%	(L +5.00%)	8/26/2019	8/26/2024	9,975	9,883	9,861	5.9
Senior Secured Loan (Revolver) (5)		0.50% (18)	(L +5.00%)	8/26/2019	8/26/2024	—	(6)	(14)	—
						9,975	9,877	9,847	5.9
Stancor, L.P. (4) (10)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK				8/19/2014		—	1,501	1,607	1.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Staples, Inc. (14) (15)	Business to Business Electronic Markets
Senior Secured Loan		6.69%	(L +5.00%)	6/24/2019	4/16/2026	$1,990	$1,920	$1,960	1.1%

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (15)		6.05%	(L +4.25%)	5/16/2018	12/11/2024	632	631	632	0.4
Senior Secured Loan		9.80%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,070	9,030	5.4
						9,705	9,701	9,662	5.8
Sunshine Luxembourg VII SARL (14) (15)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		6.19%	(L +4.25%)	11/20/2019	9/25/2026	2,000	2,010	2,021	1.2

Tank Holding Corp. (14) (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		6.41%	(L +4.00%)	6/24/2019	3/26/2026	1,995	2,002	2,005	1.2

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		8.80%	(L +7.00%)	7/18/2019	3/31/2020	4,667	4,642	4,648	2.8
Senior Secured Loan		10.55%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,969	6,972	4.2
Senior Secured Loan		10.55%	(L +8.75%)	7/20/2018	12/22/2022	7,000	7,000	6,972	4.2
						18,667	18,611	18,592	11.2
Truck Hero, Inc. (15)	Truck Trailer Manufacturing
Senior Secured Loan		10.05%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,990	6,690	4.0

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013		—	9	15	—
Warrants (29,374 units)				7/26/2012	3/5/2022	—	82	7	—
						—	91	22	—
U.S. Anesthesia Partners (14) (15)	Freestanding Ambulatory Surgical and Emergency Centers
Senior Secured Loan		4.80%	(L +3.00%)	6/24/2019	6/23/2024	2,980	2,950	2,976	1.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Verifone Intermediate Holdings, Inc. (14) (15)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		5.90%	(L +4.00%)	6/24/2019	8/20/2025	$258	$252	$256	0.2%

Wastebuilt Environmental Solutions, LLC (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.69%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,883	6,584	4.0

Total Debt and Equity Investments						$372,094	$373,074	$350,925	210.7%

Structured Finance Note Investments (7)
Dryden 76 CLO, Ltd.
Subordinated Notes		15.37% (9)		9/27/2019	10/20/2032	2,750	2,491	2,509	1.5

Elevation CLO 2017-7, Ltd.
Subordinated Notes		15.71% (9)		2/6/2019	7/15/2030	10,000	7,485	6,559	3.9

Flatiron CLO 18, Ltd.
Subordinated Notes		16.68% (9)		1/2/2019	4/17/2031	9,680	7,355	7,345	4.4

THL Credit Wind River 2019‐3 CLO Ltd.
Subordinated Notes		12.33% (9)		4/5/2019	4/15/2031	7,000	5,796	5,197	3.1

Total Structured Finance Note Investments						$29,430	$23,127	$21,610	12.9%

Total Non-control/Non-affiliate Investments						$401,524	$396,201	$372,535	223.6%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan		9.44% cash / 1.00% PIK	(L +7.50%)	3/13/2018	3/12/2023	$21,373	$21,176	$20,099	12.1%
Common Equity (2,547,250 units) (10) (13)				3/13/2018		—	2,547	1,044	0.6
						21,373	23,723	21,143	12.7
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (4)(8)		9.82%	(L +7.89%)	1/25/2019	1/25/2024	13,743	13,592	13,746	8.2
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,813	2,662	1.6
						13,743	15,405	16,408	9.8
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	8/5/2015	2/5/2021	8,000	7,995	8,000	4.8
Preferred Equity (3,061 Series A shares) 10% PIK (10)				8/5/2015			5,599	5,671	3.4
Common Equity (11,273 shares) (10)				6/28/2016			104	671	0.4
						8,000	13,698	14,342	8.6
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (4) (8)		11.21%	(L +9.27%)	3/8/2018	11/20/2023	10,741	10,670	10,569	6.3
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,331	0.8
						10,741	11,805	11,900	7.1
Master Cutlery, LLC (4) (6) (10)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (11)		13.00%	N/A	4/17/2015	4/17/2020	5,947	4,764	255	0.2
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015		—	3,483	—	—
Common Equity (15,564 units)				4/17/2015		—	—	—	—
						5,947	8,247	255	0.2
NeoSystems Corp. (4) (10)	Other Accounting Services
Preferred Equity (521,962 convertible shares) 10% PIK				8/14/2014		—	1,698	2,250	1.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2022	$3,788	$3,807	$3,788	2.3%
Common Equity (400 Class A shares)				1/1/2014		—	217	11,979	7.2
						3,788	4,024	15,767	9.5
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		10.55% cash / 1.50% PIK	(L +9.27%)	3/23/2018	3/23/2023	7,099	7,008	7,170	4.3
Common Equity (1,414 Class A units) (10)				3/23/2018		—	1,414	2,413	1.4
						7,099	8,422	9,583	5.7
TalentSmart Holdings, LLC	Professional and Management Development Training
Senior Secured Loan (4)		8.50%	(L +6.75%)	10/11/2019	10/11/2024	10,000	9,833	9,833	5.9
Senior Secured Loan (Revolver) (5) (18)		8.50%	(L +6.75%)	10/11/2019	10/11/2024	250	242	242	0.1
Common Equity (1,500 Class A shares) (10) (13)				10/11/2019		—	1,500	1,500	0.9
						10,250	11,575	11,575	6.9
TRS Services, LLC (4) (11)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		10.55% cash / 1.00% PIK	(L +8.75%)	12/10/2014	3/16/2020	14,624	14,615	14,623	8.8
Preferred Equity (329,266 Class AA units), 15% PIK (10)				6/30/2016		—	545	547	0.3
Preferred Equity (3,000,000 Class A units), 11% PIK (10)				12/10/2014		—	3,374	3,095	1.9
Common Equity (3,000,000 units) (10)				12/10/2014		—	572	—	—
						14,624	19,106	18,265	11.0
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan (4)		10.71%	(L +9.00%)	3/1/2019	3/1/2024	12,103	11,938	11,767	7.1
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	2,424	1.5
						12,103	14,247	14,191	8.6

Total Affiliate Investments						$107,668	$131,950	$135,679	81.5%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		10.26% cash / 4.50% PIK	(L +8.50%)	11/25/2015	11/25/2020	$7,464	$7,451	$7,464	4.5%
Common Equity (554 shares)				11/25/2015		—	3,069	1,253	0.8
						7,464	10,520	8,717	5.3
Total Control Investment						$7,464	$10,520	$8,717	5.3%

Total Investments						$516,656	$538,671	$516,931	310.4%

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
Equity Ownership: As of June 30, 2020, affiliates of OFS Advisor held 2,946,474 shares of common stock, which is approximately 22% of the Company's outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Distributions paid to affiliates and expenses recognized under agreements with OFS Advisor and OFS Services for the three and six months ended June 30, 2020 and 2019 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Base management fees	$1,869	$2,055	$3,888	$3,898
Incentive fees:
Income Incentive Fee	215	1,245	1,098	2,408
Incentive fee waiver	—	—	(441)	—
Administration fee expense	500	417	1,020	854
Distributions paid to affiliates	501	1,002	1,503	2,004
Note 4. Investments
As of June 30, 2020, the Company had loans to 57 portfolio companies, of which 90% were senior secured loans and 10% were subordinated loans, at fair value, as well as equity investments in 14 of these portfolio companies. The Company also held equity investments in eight portfolio companies in which it did not hold a debt investment and eight investments in Structured Finance Notes. At June 30, 2020, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$352,264	73.6%	260.2%	$325,659	74.7%	240.5%
Subordinated debt investments	56,985	11.9	42.1	35,755	8.2	26.4
Preferred equity	18,621	3.9	13.8	11,757	2.7	8.7
Common equity, warrants and other	15,717	3.3	11.6	32,561	7.5	24.0
Total debt and equity investments	443,587	92.7	327.7	405,732	93.1	299.6
Structured Finance Notes	35,254	7.3	26.0	30,030	6.9	19.5
Total investments	$478,841	100.0%	353.7%	$435,762	100.0%	319.1%

(1)
Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $75,406 and $74,381, respectively.

As of June 30, 2020, the Company had international domiciled debt investments, all denominated in US dollars, with an amortized cost and fair value of $5,910 and $5,563, respectively, and debt and equity investments with an amortized cost and fair value of $437,677 and $400,169 domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s debt and equity investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$6,528	1.5%	4.8%	$4,740	1.2%	3.5%
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	20,934	4.7	15.5	19,725	4.9	14.5
Construction
Electrical Contractors and Other Wiring Installation Contractors	16,971	3.8	12.5	14,822	3.7	10.9

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Plumbing, Heating, and Air-Conditioning Contractors	8,490	1.9	6.3	7,804	1.9	5.8
Education Services
Colleges, Universities, and Professional Schools	—	—	—	2,110	0.5	1.6
Professional and Management Development Training	11,815	2.7	8.7	9,705	2.4	7.2
Finance and Insurance
Direct Health and Medical Insurance Carriers	395	0.1	0.3	395	0.1	0.3
Insurance Agencies and Brokerages	9,530	2.1	7.0	8,268	2.0	6.1
Health Care and Social Assistance
Child Day Care Services	5,176	1.2	3.8	4,896	1.2	3.6
Diagnostic Imaging Centers	14,270	3.2	10.5	15,385	3.8	11.4
Home Health Care Services	13,638	3.1	10.1	13,623	3.4	10.1
Medical Laboratories	91	—	0.1	58	—	—
Offices of Physicians, Mental Health Specialists	20,716	4.7	15.3	19,299	4.8	14.3
Outpatient Mental Health and Substance Abuse Centers	11,612	2.6	8.6	3,803	0.9	2.8
Information
Data Processing, Hosting, and Related Services	11,739	2.6	8.7	11,692	2.9	8.6
Software Publishers	29,969	6.8	22.2	19,180	4.7	14.2
Television Broadcasting	1,987	0.4	1.5	1,625	0.4	1.2
Manufacturing
Commercial Printing (except Screen and Books)	4,784	1.1	3.5	4,346	1.1	3.2
Custom Compounding of Purchased Resins	15,424	3.5	11.4	15,570	3.8	11.5
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,422	1.2	4.0	4,408	1.1	3.3
Other Commercial and Service Industry Machinery Manufacturing	1,969	0.4	1.5	1,898	0.5	1.4
Pharmaceutical Preparation Manufacturing	6,004	1.4	4.4	29,751	7.3	21.9
Plastics Plumbing Fixture Manufacturing	1,477	0.3	1.1	1,457	0.4	1.1
Pump and Pumping Equipment Manufacturing	1,501	0.3	1.1	1,236	0.3	0.9
Semiconductor and Related Device Manufacturing	475	0.1	0.4	475	0.1	0.4
Travel Trailer and Camper Manufacturing	10,714	2.4	7.9	7,410	1.8	5.5
Truck Trailer Manufacturing	6,993	1.6	5.2	6,538	1.6	4.8
Unlaminated Plastics Profile Shape Manufacturing	8,051	1.8	5.9	7,255	1.8	5.4
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	19,902	4.5	14.7	19,374	4.8	14.3

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	851	0.2	0.6	706	0.2	0.5
Diet and Weight Reducing Centers	492	0.1	0.4	492	0.1	0.4
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	17,991	4.1	13.3	17,718	4.4	13.1
All Other Professional, Scientific, and Technical Services	1,925	0.4	1.4	1,767	0.4	1.3
Other Accounting Services	14,611	3.3	10.8	14,989	3.7	11.1
Other Computer Related Services	17,715	4.0	13.1	16,656	4.0	12.3
Other Professional, Scientific, and Technical Services	500	0.1	0.4	200	—	0.1
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.5	707	0.2	0.5
Real Estate and Rental and Leasing
Office Machinery and Equipment Rental and Leasing	13,957	3.1	10.3	10,180	2.5	7.5
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	7,867	1.8	5.8	7,502	1.8	5.5
Shoe store	9,728	2.2	7.2	9,257	2.3	6.8
Sporting Goods Stores	2,915	0.7	2.2	2,869	0.7	2.1
All Other General Merchandise Stores	5,332	1.2	3.9	4,444	1.1	3.3
Transportation and Warehousing
Taxi Service	1,986	0.4	1.5	1,884	0.5	1.4
Wholesale Trade
Business to Business Electronic Markets	3,390	0.8	2.5	3,065	0.8	2.3
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,963	0.4	1.4	1,909	0.5	1.4
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	18,924	4.3	14.0	18,984	4.7	14.0
Electrical Apparatus and Equipment, Wiring Supplies, and Related Equipment Merchant Wholesalers	489	0.1	0.4	482	0.1	0.4
General Line Grocery Merchant Wholesalers	480	0.1	0.4	480	0.1	0.4
Industrial Machinery and Equipment Merchant Wholesalers	9,698	2.2	7.2	8,857	2.1	6.5
Industrial Supplies Merchant Wholesalers	6,895	1.6	5.1	4,945	1.2	3.7
Motor Vehicle Parts (Used) Merchant Wholesalers	14,222	3.2	10.5	13,667	3.4	10.1
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.9	6.1	—	—	—
Stationary & Office Supply Merchant Wholesaler	16,129	3.6	11.9	7,124	1.8	5.3

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Total debt and equity investments	$443,587	100.0%	327.6%	$405,732	100.0%	299.7%
Structured Finance Notes	35,254	—	26.0%	30,030	—	19.5%
Total investments	$478,841	100.0%	353.6%	$435,762	100.0%	319.2%
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

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$421,970	78.3%	253.2%	$408,724	79.1%	245.3%
Subordinated debt investments	56,731	10.5	34.0	43,091	8.3	25.9
Preferred equity	21,925	4.1	13.2	17,729	3.4	10.6
Common equity, warrants and other	14,919	2.8	9.0	25,777	5.0	15.5
Total debt and equity investments	515,545	95.7%	309.4%	495,321	95.8%	297.3%
Structured Finance Notes	23,126	4.3	14.0	21,610	4.2	12.9
Total	$538,671	100.0%	323.4%	$516,931	100.0%	310.2%
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
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $49,525 and $21,193, respectively, at June 30, 2020, and $22,249 and $662, respectively, at December 31, 2019.
On March 27, 2020, the Company's debt investment in Constellis Holdings, LLC was restructured pursuant to which, the Company converted its non-accrual debt investment for 20,628 common shares of equity. The cost and fair value of the common shares received were $703 and $703, respectively, as of March 31, 2020. The Company recognized a realized loss on the restructuring of $9,145 for the six months ended June 30, 2020, which was fully recognized as an unrealized loss as of December 31, 2019.
On January 31, 2019, Maverick Healthcare Equity, LLC was acquired in a purchase transaction. Proceeds from this transaction were insufficient to redeem the class of equity held by the Company. Accordingly, during the six months ended June 30, 2019, the Company recognized a net loss of $89, which is comprised of $900 realized loss net of $811 unrealized loss reversal.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The Company observed significant declines in market liquidity due to the COVID-19 pandemic that

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

disqualified certain NBIP as Level 2 inputs. Senior securities with a fair value of $-0- and 2,915 were transfered from Level 2 to Level 3 during the three and six months ended June 30, 2020, respectively, while senior securities with a fair value of $4,256 and $-0- were transferred from Level 3 to Level 2 during the three and six months ended June 30, 2020, respectively. Senior securities with a fair value of $14,219 were transfered from Level 3 to Level 2 during the three and six months ended June 30, 2019.
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
The following tables presents the Company's investment portfolio measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

Security	Level 1	Level 2	Level 3	Fair Value at June 30, 2020
Debt investments	$—	$19,408	$342,006	$361,414
Equity investments	—	—	44,318	44,318
Structured Finance Notes	—	—	30,030	30,030
	$—	$19,408	$416,354	$435,762

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Debt investments	$—	$74,666	$377,149	$451,815
Equity investments	—	—	43,506	43,506
Structured Finance Notes	—	—	21,610	21,610
	$—	$74,666	$442,265	$516,931

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of June 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at June 30, 2020	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$268,196	Discounted cash flow	Discount rates	6.69% - 24.01% (11.31%)
Senior secured	25,138	Market approach	EBITDA multiples	7.75x - 9.00x (7.91x)
Senior secured	12,917	Market approach	Revenue multiples	2.00x - 2.00x (1.60x)
Subordinated	28,631	Discounted cash flow	Discount rates	6.88% - 23.51% (18.24%)
Subordinated	7,124	Market approach	EBITDA multiples	7.82x - 7.82x (7.82x)
Subordinated	—	Market approach	Revenue multiples	0.10x - 0.15x (0.25x)

Structured Finance Notes(3):
Subordinated notes	29,240	Discounted cash flow	Discount rates	18.50% - 25.00% (21.34%)
			Constant Default Rate(1)	2.00% - 2.00% (2.00%)
			Constant Default Rate(2)	3.00% - 3.00% (3.00%)
			Recovery Rate	60.00% - 60.00% (60.00%)

Mezzanine debt	790	Discounted cash flow	Discount rates	9.25% - 9.50% (9.47%)
			Constant Default Rate(1)	2.00% - 2.00% (2.00%)
			Constant Default Rate(2)	3.00% - 3.00% (3.00%)
			Recovery Rate	60.00% - 60.00% (60.00%)

Equity investments:
Preferred equity	9,582	Market approach	EBITDA multiples	6.50x - 15.00x (7.16x)
Preferred equity	706	Market approach	Revenue multiples	0.15x - 0.75x (0.75x)
Preferred equity	1,469	Market approach	Recurring monthly revenue	38.00x - 38.00x (38.00x)
Common equity, warrants and other	32,361	Market approach	EBITDA multiples	3.25x - 15.00x (8.61x)
Common equity, warrants and other	200	Market approach	Revenue multiples	0.15x - 4.00x (1.03x)
Common equity, warrants and other	—	Market approach	Recurring monthly revenue	38.00x - 38.00x (38.00x)
	$416,354
(1) Constant default rates for the next eighteen months.
(2) Constant default rates for the twelve months following the next eighteen months.
(3) The cash flows utilized in the discounted cash flow calculations assume liquidation at current market prices and redeployment of proceeds on all assets currently in default and all assets below specified fair value thresholds.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2019	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$295,835	Discounted cash flow	Discount rates	5.64% - 17.42% (11.17%)
Senior secured	15,031	Market approach	EBITDA multiples	8.09x - 13.22x (13.08x)
Senior secured	23,193	Market approach	Transaction Price
Subordinated	35,371	Discounted cash flow	Discount rates	6.38% - 18.86% (14.32%)
Subordinated	7,464	Market approach	EBITDA multiples	4.75x - 6.35x (6.35x)
Subordinated	255	Market approach	Revenue multiple

Structured Finance Notes:
Subordinated Notes(2)	21,610	Discounted cash flow	Discount rates	14.50% - 19.50% (17.16%)
			Constant default rate(1)	1.26% - 1.40% (1.33%)
			Recovery rate	69.30% - 70.00% (69.70%)

Equity investments:
Preferred equity	13,185	Market approach	EBITDA multiples	6.25x - 13.22x (4.96x)
Preferred equity	2,424	Market approach	Revenue multiples	0.23x - 9.58x (9.58x)
Preferred equity	2,120	Market approach	Recurring monthly revenue	40.00x - 40.00x (40.00x)
Common equity, warrants and other	22,788	Market approach	EBITDA multiples	4.50x - 13.22x (13.03x)
Common equity, warrants and other	1,489	Market approach	Revenue multiples	0.23x - 7.00x (7.00x)
Common equity, warrants and other	1,500	Transaction Price
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2020 and June 30, 2019.

	Six Months Ended June 30, 2020
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Notes	Total
Level 3 assets, January 1, 2020	$334,059	$43,090	$17,729	$25,777	$21,610	$442,265

Net realized loss on investments	(9,217)	—	—	—	—	(9,217)
Net unrealized appreciation (depreciation) on investments	(10,855)	(7,590)	(2,668)	5,986	(3,707)	(18,834)
Amortization of Net Loan Fees	642	—	—	—	—	642
Accretion of interest income on structured-finance notes	—	—	—	—	2,626	2,626
Capitalized PIK interest and dividends	586	255	341	—	—	1,182
Purchase and origination of portfolio investments	48,678	—	—	95	12,791	61,564
Proceeds from principal payments on portfolio investments	(50,158)	—	—	—	—	(50,158)
Sale and redemption of portfolio investments	(9,696)	—	(3,645)	—	—	(13,341)
Proceeds from distributions received from portfolio investments	—	—	—	—	(3,290)	(3,290)
Conversion from debt investment to equity investment (Note 4)	(703)	—	—	703	—	—
Transfers in to Level 3	2,915	—	—	—	—	2,915

Level 3 assets, June 30, 2020	$306,251	$35,755	$11,757	$32,561	$30,030	$416,354

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2019
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Notes	Total
Level 3 assets, January 1, 2019	$319,017	$44,540	$14,613	$18,627	$—	$396,797

Net realized gain (loss) on investments	6	—	(900)	—	—	(894)
Net unrealized appreciation (depreciation) on investments	(3,570)	212	(512)	2,334	210	(1,326)
Amortization of Net Loan Fees	590	43	—	—	—	633
Accretion of interest income on structured-finance notes	—	—	—	—	1,096	1,096
Capitalized PIK interest and dividends	162	180	433	—	—	775
Purchase and origination of portfolio investments	64,551	—	2,309	1,813	20,921	89,594
Proceeds from principal payments on portfolio investments	(9,266)	—	—	—	—	(9,266)
Sale and redemption of portfolio investments	(30,316)	—	—	—	—	(30,316)
Proceeds from distributions received from portfolio investments	—	—	—	—	(1,157)	(1,157)
Transfers out of Level 3	(14,219)	—	—	—	—	(14,219)

Level 3 assets, June 30, 2019	$326,955	$44,975	$15,943	$22,774	$21,070	$431,717
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2020 and 2019, attributable to the Company’s assets still held at those respective period ends was as follows:

	Six Months Ended June 30,
	2020	2019
Senior secured debt investments	$(22,112)	$(3,792)
Subordinated debt investments	(7,590)	212
Preferred equity	(2,666)	(1,323)
Common equity, warrants and other	5,986	2,334
Structured Finance Notes	(3,707)	210
Net unrealized depreciation on investments held	$(30,089)	$(2,359)

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
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of June 30, 2020 and December 31, 2019:

	June 30, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$21,100	$21,100
BNP Facility	—	—	30,650	30,650
Unsecured Notes Due April 2025	45,800	—	—	45,800
Unsecured Notes Due October 2025	45,614	—	—	45,614
Unsecured Notes Due October 2026	47,806	—	—	47,806
SBA-guaranteed debentures	—	—	141,135	141,135
Total debt, at fair value	$139,220	$—	$192,885	$332,105

	December 31, 2019
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	56,450	56,450
Unsecured Notes Due April 2025	50,600	—	—	50,600
Unsecured Notes Due October 2025	49,282	—	—	49,282
Unsecured Notes Due October 2026	54,282	—	—	54,282
SBA-guaranteed debentures	—	—	155,562	155,562
Total debt, at fair value	$154,164	$—	$212,012	$366,176
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments at current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020		As of December 31, 2019
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$21,100	$21,100	$—	$—
BNP Facility	30,650	30,650	56,450	56,450
Unsecured Notes Due April 2025	48,762	45,800	48,634	50,600
Unsecured Notes Due October 2025	47,215	45,614	47,093	49,282
Unsecured Notes Due October 2026	52,470	47,806	52,325	54,282
SBA-guaranteed debentures	132,203	141,135	147,976	155,562
Total debt, at fair value	$332,400	$332,105	$352,478	$366,176

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of June 30, 2020:

Name of Portfolio Company	Investment Type	Commitment
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$2,920
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	1,406
		$4,326
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2020.
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
Note 7. Borrowings
SBA Debentures: The SBA debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $236,907 and $249,576 in assets at June 30, 2020, and December 31, 2019, respectively, which accounted for approximately 50% and 49% of the Company’s total consolidated assets, respectively. The average dollar amount of borrowings outstanding during the six months ended June 30, 2020 and 2019, were $139,081 and $149,880, respectively. These assets can not be pledged under any debt obligation of the Company.
On March 1, 2020, SBIC I LP prepaid $16,110 of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. The Company recognized a loss on extinguishment of debt of $149 related to the charge-off of deferred borrowing costs on the prepaid debentures. As of June 30, 2020, SBIC I LP had outstanding SBA debentures of $133,770.
BNP Facility: OFSCC-FS has up to $150,000 of available credit under the BNP Facility maturing on June 20, 2024, of which $30,650 was drawn as of June 30, 2020. The effective interest rate on the BNP Facility was 5.55% at June 30, 2020. The average dollar amount of borrowings outstanding during the six months ended June 30, 2020 and 2019, were $49,688 and $-0-, respectively. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS, which were $58,057, or 12%, of the Company's total consolidated assets at June 30, 2020. The unused commitment under the BNP Facility was $119,350 as of June 30, 2020.
PWB Credit Facility: The Company has up to $100,000 of available credit under its PWB Credit Facility maturing February 28, 2021, of which $21,100 was drawn as of June 30, 2020. The average dollar amount of borrowings outstanding during the six months ended June 30, 2020 and 2019, were $23,248 and $28,932, respectively. The effective interest rate on the PWB Credit Facility was 5.64% at June 30, 2020. As of June 30, 2020, the Company had an unused commitment under the PWB Credit Facility of $78,900, subject to a borrowing base and other covenants.
On June 26, 2020, the BLA was amended to, among other things: (i) reduce the Minimum Tangible Net Asset Value (as defined in the Secured Revolver Amendment) covenant from $125.0 million to $100.0 million; (ii) reduce the Minimum Quarterly Net Investment Income (as defined in the Secured Revolver Amendment) covenant from $3.0 million to $2.0 million; (iii) increase the Debt/Worth Ratio (as defined in the Secured Revolver Amendment) covenant from 300% to 350%; and (iv) add a new covenant commencing on June 30, 2020 restricting net losses (defined as income after adjustments to the investment portfolio for gains and losses, realized and unrealized, also shown as net increase (decrease) in net assets resulting from operations) in more than two quarters during the prior four quarters then ended.
On July 29, 2020, the Company executed an amendment to its BLA with Pacific Western Bank in order to reduce the total commitment under the PWB Credit Facility from $100,000 to $50,000.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Unsecured Notes: As of June 30, 2020, the Company had Unsecured Notes with an aggregate outstanding principal of $152,850. The average dollar amount of borrowings outstanding during the six months ended June 30, 2020 and 2019, were $152,850 and $98,525, respectively. The weighted effective interest rate on the Unsecured Notes was 6.78% at June 30, 2020.
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
Interest expense for the three and six months ended June 30, 2020 and 2019 on the Company's outstanding borrowings is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SBA Debentures	$1,114	$1,280	$2,338	$2,548
PWB Credit Facility	702	633	991	1,094
Unsecured Notes Due April 2025	860	860	1,721	1,720
Unsecured Notes Due October 2025	850	866	1,700	1,732
Unsecured Notes Due October 2026	880	—	1,784	—
BNP Facility	525	6	1,319	6
Total interest expense	$4,931	$3,645	$9,853	$7,100

Average dollar borrowings	$359,640	$282,608	$364,867	$277,337
Weighted average interest rate	5.26%	4.98%	5.23%	4.96%
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
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
Tax-basis amortized cost of investments	$474,836	$531,781
Tax-basis gross unrealized appreciation on investments	29,961	24,326
Tax-basis gross unrealized depreciation on investments	(69,035)	(39,176)
Tax-basis net unrealized depreciation on investments	(39,074)	(14,850)
Fair value of investments	$435,762	$516,931
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Per share operating performance:
Net asset value per share at beginning of period	$9.71	$13.04	$12.46	$13.10
Net investment income (4)	0.19	0.36	0.49	0.73
Net realized loss on non-control/non-affiliate investments (4)	(0.08)	(0.01)	(0.75)	(0.07)
Loss on extinguishment of debt (4)	—	—	(0.01)	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments (4)	0.52	(0.27)	(1.17)	(0.22)
Net unrealized appreciation (depreciation) on affiliate investments (4)	(0.07)	0.12	(0.28)	0.04
Net unrealized appreciation (depreciation) on control investment (4)	0.01	0.05	(0.11)	0.05
Total from investment operations	0.57	0.25	(1.83)	0.53
Distributions	(0.17)	(0.34)	$(0.51)	(0.68)
Issuance of common stock (9)	(0.01)	—	$(0.02)	—
Net asset value per share at end of period	$10.10	$12.95	$10.10	$12.95

Per share market value, end of period	$4.52	$12.00	$4.52	$12.00
Total return based on market value (1)(10)	15.2%	5.0%	(54.5)%	19.8%
Total return based on net asset value (2)(10)	7.9%	2.1%	(8.9)%	4.6%
Shares outstanding at end of period	13,399,694	13,366,461	13,399,694	13,366,461
Weighted average shares outstanding	13,392,608	13,361,193	13,384,808	13,359,338
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$132,690	$173,708	$144,002	$174,146
Net asset value at end of period	$135,397	$173,132	$135,397	$173,132
Net investment income	$2,607	$4,860	$6,579	$9,688
Ratio of total expenses, net to average net assets (5)(7)	25.2%	18.5%	24.0%	17.9%
Ratio of net investment income to average net assets (5)(8)	7.9%	11.2%	9.1%	11.1%
Portfolio turnover (6)	1.6%	4.0%	15.0%	9.3%

(1)	Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.

(2)	Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at the Company’s dividend reinvestment plan for the respective distributions.

(3)	Based on the average of the net asset value at the beginning of the indicated period and the preceding calendar quarter.

(4)	Calculated on the average share method.

(5)	Annualized.

(6)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

(7)	Ratio of total expenses before incentive fee waiver to average net assets was 24.6% for the six months ended June 30, 2020.

(8)	Ratio of net investment income before incentive fee waiver to average net assets was 8.5% for the six months ended June 30, 2020.

(9)	Common stock issued through DRIP.

(10)	Not annualized.

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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may be affected by SBIC I LP's distributions to the Company, which are governed by SBA regulations and currently require the prior approval of the SBA. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. Net assets of SBIC I LP were $103,215, and consolidated cash at June 30, 2020 includes $22,710 held by SBIC I LP, of which $1,648 was available for distribution to the Company. Net Assets of OFSCC-FS were $26,293, and consolidated cash at June 30, 2020 includes $780 held by OFSCC-FS, of which $-0- was available for distribution to the Company.
The following table summarizes distributions declared and paid for the six months ended June 30, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six Months Ended June 30, 2019
March 5, 2019	March 22, 2019	March 29, 2019	$0.34	$4,497	3,797	$45
April 30, 2019	June 21, 2019	June 28, 2019	0.34	4,479	5,327	64
			$0.68	$8,976	$9,124	$109
Six Months Ended June 30, 2020
March 11, 2020	March 24, 2020	March 31, 2020	$0.34	$4,484	15,693	$64
May 4, 2020	June 23, 2020	June 30, 2020	0.17	2,244	7,165	32
			$0.51	$6,728	$22,858	$96
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
Stock repurchase program:
The Company maintains a Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. No shares of common stock were repurchased under the Stock Repurchase Program during the six months ended June 30, 2020 and 2019, respectively.
On May 4, 2020, the Board extended the Stock Repurchase Program for an additional two-year period ending May 22, 2022, or until the approved dollar amount has been used to repurchase shares.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

		Period Ended June 30, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2020, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$(248)	$592	$—	$6	$598	$7,464	$194	$(248)	$7,410
	Common Equity	—	(1,253)	—	—	—	—	1,253	—	(1,253)	—
		—	(1,501)	592	—	6	598	8,717	194	(1,501)	7,410

Total Control Investment		—	(1,501)	592	—	6	598	8,717	194	(1,501)	7,410
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	(7,000)	578	—	—	578	20,099	67	(7,250)	12,916
	Common Equity (6)	—	(1,044)	—	—	—	—	1,044	—	(1,044)	—
		—	(8,044)	578	—	—	578	21,143	67	(8,294)	12,916

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	(306)	684	—	—	684	13,746	19	(306)	13,459
	Common Equity (6)	—	(551)	—	—	—	—	2,662	—	(551)	2,111
		—	(857)	684	—	—	684	16,408	19	(857)	15,570

Contract Datascan Holdings, Inc.	Subordinated Loan	—	(453)	530	—	—	530	8,000	10	(453)	7,557
	Preferred Equity (7)	—	(3,348)	250	—	—	250	5,671	249	(3,348)	2,572
	Common Equity (6)	—	(620)	—	—	—	—	671	—	(620)	51
		—	(4,421)	780	—	—	780	14,342	259	(4,421)	10,180

DRS Imaging Services, LLC	Senior Secured Loan	—	(167)	603	—	—	603	10,569	11	(244)	10,336
	Common Equity (6)	—	25	—	—	—	—	1,331	25	—	1,356
		—	(142)	603	—	—	603	11,900	36	(244)	11,692

Master Cutlery, LLC	Subordinated Loan (6)	—	(255)	—	—	—	—	255	—	(255)	—
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(255)	—	—	—	—	255	—	(255)	—

NeoSystems Corp.	Preferred Equity (7)	—	(87)	87	—	—	87	2,250	87	(87)	2,250

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Period Ended June 30, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2020, Fair Value (5)
Pfanstiehl Holdings, Inc	Subordinated Loan	$—	$19	$177	$—	$—	$177	$3,788	$21	$(21)	$3,788
	Common Equity	—	12,072	—	100	—	100	11,979	12,072	—	24,051
		—	12,091	177	100	—	277	15,767	12,093	(21)	27,839

Professional Pipe Holdings, LLC	Senior Secured Loan	—	(584)	431			431	7,170	68	(584)	6,654
	Common Equity (6)	—	(1,263)	—	—	—	—	2,413	—	(1,263)	1,150
		—	(1,847)	431	—	—	431	9,583	68	(1,847)	7,804

TalentSmart Holdings, LLC	Senior Secured Loan	—	(1,289)	445	—	—	445	9,833	19	(1,414)	8,438
	Senior Secured Loan (Revolver)	—	(66)	21	—	—	21	242	251	(66)	427
	Common Equity (6)	—	(755)	—	—	—	—	1,500	95	(755)	840
		—	(2,110)	466	—	—	466	11,575	365	(2,235)	9,705

TRS Services, Inc.	Senior Term Loan	—	(8)	81	—	7	88	14,623	9	(14,632)	—
	Preferred Equity (Class AA units) (7)	—	(2)	6	—	—	6	547	5	(552)	—
	Preferred Equity (Class A units) (6)	—	706	—	—	—	—	3,095	706	(3,095)	706
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	696	87	—	7	94	18,265	720	(18,279)	706

TTG Healthcare, LLC	Senior Secured Loan	—	108	653	—	6	659	11,767	130	—	11,897
	Preferred Equity (6)	—	1,064	—	—	—	—	2,424	1,064	—	3,488
		—	1,172	653	—	6	659	14,191	1,194	—	15,385

Total Affiliate Investments		—	(3,804)	4,546	100	13	4,659	135,679	14,908	(36,540)	114,047
Total Control and Affiliate Investments		$—	$(5,305)	$5,138	$100	$19	$5,257	$144,396	$15,102	$(38,041)	$121,457

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

(2)
Represents the total amount of interest, fees or dividends included in income for the six months ended June 30, 2020, that an investment was included in Control or Affiliate Investment categories, respectively.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events Not Disclosed Elsewhere
On July 28, 2020, the Board declared a distribution of $0.17 per share for the third quarter of 2020, payable on September 30, 2020 to stockholders of record as of September 23, 2020.
COVID-19
The Company evaluated events subsequent to June 30, 2020 through July 30, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions have created, and continue to create, disruption in global supply chains and adversely impact a number of industries. The outbreak could have a continued adverse impact on economic and market conditions on a global scale. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the ongoing COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which the Company makes investments have been, and may continue to be, significantly impacted by the COVID-19 pandemic, which in turn has, and may continue to have, an impact on the valuation of the Company’s investments.
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
Overview
Key performance metrics are presented below:

	June 30, 2020	December 31, 2019
Net asset value per common share	$10.10	$12.46

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net investment income per common share	$0.19	$0.36	$0.49	$0.73
Net increase (decrease) in net assets resulting from operations per common share	0.57	0.25	(1.83)	0.53
Distributions paid per common share	0.17	0.34	0.51	0.68
Net investment income per share declined $0.17 from the corresponding quarter in the prior year primarily due to an approximately $0.24 decline in net interest margin—total interest income less interest expense—per share. Weighted average yield on debt and Structured Finance Notes for the three months ended June 30, 2020, declined to 9.01% from 11.10% in the second quarter ending June 30, 2019, due to the Company's continuing shift to lower-yielding, first lien senior secured loans of larger borrowers, and well as the placement of our loans to Online Tech Stores, LLC and 3rd Rock Gaming Holding, LLC, with an aggregate cost of $37.1 million, on non-accrual status during the six months ended June 30, 2020. These factors adversely impacted the weighted-average yield by 1.1% and net interest margin by $0.08 per share compared to the prior year quarter. Our weighted-average interest costs increased to 5.26% from 4.98%, principally due to borrowings under our Unsecured Notes Due October 2026 and the BNP Facility, as well as an increase in uninvested cash, which reduced net interest margin by $0.10 per share. As of June 30, 2020, approximately 85% of our debt is fixed rate. The decline in net interest margin was partially offset by declines in management and incentive fees of $0.10 per share as a result of the decline in net interest margin as well as the unrealized losses on our portfolio.
Our portfolio experienced net gains of $5.1 million, or $0.38 per share, during the three months ended June 30, 2020, principally on the strength of improvement in the fair values of $9.0 million in our Structured Finance Note investments and our loan investments acquired in the broadly syndicated market, due to increased liquidity in the broadly syndicated market. Our directly originated loans experienced net depreciation of $1.9 million, or 0.6%, such loans were generally mixed in their results. The net appreciation in our directly originated loans included a decrease in the fair value of our debt investment in 3rd Rock Gaming Holding, LLC of $4.2 million and well as six other directly originated loans which declined an aggregate of $3.0 million. The net appreciation in our directly originated loans was primarily due to our investment in the common equity of Pfanstiehl Holdings, Inc., a pharmaceutical ingredients manufacturer, which appreciated $6.9 million in the quarter as a result of performance improvements and expansion of the valuation multiple. In addition to Pfansteihl Holdings, Inc., our equity appreciation rights in Southern Technical Institute, LLC increased $1.0 million in value as the company emerged from operational and regulatory issues it experienced in the prior year. Management believes, with continued operational improvements, our investment in the subordinated debt of Southern Technical Institute, LLC can be restored to accrual status in the near term. Excluding Pfansteihl Holdings, Inc. and Southern Technical Institute, LLC, the remainder of or equity investments experienced net depreciation of $2.6 million led by Contact Datascan Holdings, Inc., which declined $1.5 million on weakening performance principally caused by the impact of the COVID-19 pandemic on the retail sector, a market they serve. Despite this second quarter recovery, our portfolio is down $30.1 million, or $2.2 per share, for the six months ended June 30, 2020, or $43.1 million in the aggregate.
Since OFS Advisor implemented its business continuity plan in mid-March, the entire team has effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.
We have actively monitored our portfolio companies throughout this period of economic uncertainty, which has included assessments of our portfolio companies' operational and liquidity outlook. During the three months ended June 30, 2020, we extended the maturity date on two subordinated debt investments and rescheduled the due date of two portfolio company's second quarter 2020 interest or amortization payments until the third quarter of 2020. However, 96% of our performing loans as of March 31, 2020, satisfied their second quarter 2020 interest payments. As of June 30, 2020, we have unfunded commitments of $4.3 million. We continue to believe new loan activity in the market in which we operate has slowed and we continue to observe a decrease in origination and underwriting activity. During the three months ended June 30, 2020, we purchased five broadly syndicated loans for an aggregate cost of $2.4 million, however, there have been no Portfolio Company Investments directly originated since March 16, 2020.
At June 30, 2020, our asset coverage ratio was 166% and we remained in compliance with all applicable financial thresholds under our outstanding debt and our minimum asset coverage requirements under the 1940 Act. On June 26, 2020, we amended the PWB Credit Facility to provide flexibility with current financial covenants and thresholds. As of June 30, 2020, we had an unused commitment of $78.9 million under our PWB Credit Facility, as well as an unused commitment of $119.4 million under our BNP Facility, both subject to a borrowing base and other covenants. Based on fair values and equity capital at June 30, 2020, we could access these available lines of credit for $68 million and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment. On July 29, 2020, we executed an amendment to our BLA with Pacific Western Bank in order to reduce the total commitment under the PWB Credit Facility from $100 million to $50 million. As of July 29, 2020, after giving effect to the reduction, our PWB Credit Facility had an unused commitment of $36.2 million, subject to a borrowing base and other covenants.
On July 28, 2020, the Board declared a distribution of $0.17 per share for the third quarter of 2020, payable on September 30, 2020 to stockholders of record as of September 23, 2020.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including the impact of travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
We are also subject to financial risks, including changes in market interest rates. As of June 30, 2020, approximately $341 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of June 30, 2020, the majority of our variable rate debt investments are subject to the base rate floor, therefore, partially reducing the impact from the recent decrease in LIBOR over the past three months on our gross investment income.
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

Fair value estimates. Our approach to fair value estimates was significantly adjusted in response to the economic uncertainty associated with the spread of the COVID-19 pandemic. Our use of NBIP includes assessment of whether a sufficient number of market quotations are available or whether a sufficient number of indicative prices from pricing services or brokers or dealers have been received, and whether the depth of the markets from which those quotes were received is sufficient to transact at those prices in amounts approximating our positions in such assets. Moreover, these assessments are generally based on a 90-day moving average of our depth and liquidity metrics. The 90-day moving average generally counters the effects of intermittent quoting activity observed and month- and quarter-ends, irregular quoting activity that tends to artificially inflate our metrics. We observed significant declines in market liquidity beginning in the middle of March and concluded the 90-day moving average was not representative of current market conditions given the significant market dislocation during this period. Accordingly, we adjusted our depth and liquidity assessment to one based on a 5-day moving average of the metrics in our liquidity assessments as of March 31, 2020, and partially reverted, utilizing a 30-day moving average, in our June 30, 2020, assessments, as liquidity partially returned to the loan market. One measure of liquidity in the broadly syndicated loan market is the average bid-ask spread on the Refinitiv Market Overall (North America) Loan Index which narrowed to 1.98 points at June 30, 2020, from 3.41 points at March 31, 2020, but has not yet returned to its long-term historic average of 1.0. These changes to our depth and liquidity metrics, as well as changes in the level of the metrics themselves, led to the transfer of seven instruments with an aggregate amortized cost of $12.7 million from a fair value estimate based on Level 2 NBIP inputs to estimates based on models and Level 3 inputs at March 31, 2020, of which three investments with an aggregate amortized cost of $4.4 million reverted back to fair value estimates based on Level 2 NBIP inputs.
We also adjusted our Level 3 fair value models throughout this period of heightened economic uncertainty. Our processes included assessments of the impact of the COVID-19 pandemic on the financial condition, results of operations or cash flows of our portfolio companies. Initially, such forward-looking assessments were fragmentary, however as such forward-looking estimates became more reliable, such information was directly incorporated into our fair value models. In circumstances in which reliable forward-looking information, we considered the market impact on performance-metric multiples and related impact on enterprise values. Additionally, management observed a decrease in the historic correlation between market spreads used in our synthetic debt rating method and those used in our reunderwriting analysis. These market spreads, though highly correlated before the on-set of COVID-19, relate to different segments of the lending market primarily on the basis of borrower size. The synthetic debt rating method is based on market spreads for larger borrowers with rated debt, while the reunderwring analysis market spreads are used for what are considered middle-market borrowers. Management concluded, given the break-down in this relationship, the relative weight given to each of these methods required adjustment to correspond to the market most closely associated with the subject investment. Accordingly, we decreased the weighting for the synthetic debt rating method and increased the weighting for the reunderwriting analysis in the current period year, from a weighting of 50/50 to a weighting of 10/90, at March 31, 2020, and partially reverting to generally 25/75 at June 30, 2020. We believe the overweighting to the reunderwriting analysis more accurately captures the market in which these instruments are exchanged.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at June 30, 2020 (dollar amounts in thousands):

Investment Type	Fair Value at June 30, 2020	Range of Fair Value
		Low-end	High-end
Debt investments:
Senior secured	$325,659	$318,380	$332,791
Subordinated	35,755	34,090	37,073

Structured Finance Notes:
Subordinated notes	29,240	$27,023	31,455
Mezzanine debt	790	770	809

Equity investments:
Preferred equity	11,757	10,544	12,925
Common equity, warrants and other	32,561	28,731	36,179
	$435,762	$419,538	$451,232

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

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including HPCI and OCCI. Additionally, OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust. Additionally, OFS Advisor serves as sub-adviser to CIM Real Assets & Credit Fund, a newly organized externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain BDCs, registered investment companies and private funds managed by OFS Advisor, or any adviser that controls, is controlled by, or is under common control with, OFS Advisor and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Pursuant to the Order, we are generally permitted to participate in a co-investment transaction if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. On July 8, 2020, we received a notice from the SEC related to the new co-investment application that we and certain affiliates filed, which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. The notice period ends on August 3, 2020, and, unless there is a request for a hearing, we expect our new exemptive order to be issued after the notice period ends.
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
Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2020, the fair value of our debt investment portfolio totaled $361.4 million in 57 portfolio companies, of which 90% and 10% were senior secured loans and subordinated loans, respectively, and approximately $44.3 million in equity investments, at fair value, in 22 portfolio companies. We also have eight investments in Structured Finance Notes with a fair value of $30.0 million. We had unfunded commitments of $4.3 million to two portfolio companies at June 30, 2020. Set forth in the tables and charts below is selected information with respect to our portfolio as of June 30, 2020 and December 31, 2019.
The following table summarizes the composition of our Portfolio Company Investments as of June 30, 2020, and December 31, 2019 (dollar amounts in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$352,264	$325,659	$421,970	$408,724
Subordinated debt investments	56,985	35,755	56,731	43,091
Preferred equity	18,621	11,757	21,925	17,729
Common equity, warrants and other	15,717	32,561	14,919	25,777
Total Portfolio Company Investments	$443,587	$405,732	$515,545	$495,321
Total number of portfolio companies	65	65	85	85

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $75,406 and $74,381, respectively, at June 30, 2020, and $68,207 and $67,480, respectively, at December 31, 2019.

Approximately 80% of our Portfolio Company Investments at fair value, are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structure may provide greater downside protection against the impact of the COVID-19 pandemic.
As of June 30, 2020, our Portfolio Company Investment's three largest industries by fair value, were (1) Manufacturing (19.8%), (2) Wholesale Trade (14.7%), and (3) Health Care and Social Assistance (14.1%, totaling approximately 48.5% of the investment portfolio. We have limited exposure to the Retail Trade industry (5.9%) which has been significantly impacted by the COVID-19 pandemic. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4."

The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of June 30, 2020, and December 31, 2019 (dollar amounts in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$182,090	$159,117	$181,980	$169,230
SBIC LP	227,842	211,941	256,858	246,371
OFSCC-FS	57,439	55,038	88,458	88,936
OFSCC-MB	11,470	9,666	11,375	12,394
Total investments	$478,841	$435,762	$538,671	$516,931
The following table presents our debt investment portfolio by investment size as of June 30, 2020, and December 31, 2019 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Up to $4,000	$35,605	8.7%	$77,809	16.3%	$35,042	9.7%	$75,033	16.6%
$4,001 to $7,000	60,878	14.9	71,558	14.9	57,448	15.9	68,806	15.2
$7,001 to $10,000	75,922	18.6	95,567	20.0	93,009	25.7	77,978	17.3
$10,001 to $13,000	77,755	19.0	54,273	11.3	59,228	16.4	53,903	11.9
Greater than $13,000	159,089	38.8	179,494	37.5	116,687	32.3	176,095	39.0
Total	$409,249	100.0%	$478,701	100.0%	$361,414	100.0%	$451,815	100.0%
The following table displays the composition of our performing debt investment and Structured Finance Note portfolio by weighted average yield as of June 30, 2020, and December 31, 2019:

	June 30, 2020				December 31, 2019
	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated	Structured Finance
Weighted Ave. Yield (1)	Debt	Debt	Notes	Total	Debt	Debt	Notes	Total
Less than 8%	18.6%	—%	—%	15.6%	20.1%	—%	—%	17.3%
8% - 10%	53.8	—	—	45.2	21.5	—	—	18.5
10% - 12%	24.8	13.3	—	21.8	48.8	8.6	—	42.7
12% - 14%	1.3	59.8	38.8	8.8	8.4	38.3	25.1	12.0
Greater than 14%	1.5	26.9	61.2	8.6	1.2	53.1	74.9	9.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (1)	9.15%	12.98%	17.12%	10.14%	9.80%	13.52%	15.13%	10.40%
Weighted average yield - total debt and Structured Finance Note investments (2)	8.60%	6.48%	17.12%	9.01%	9.57%	10.57%	15.13%	9.94%
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
The weighted average yield on total investments was 8.52% and 9.59% at June 30, 2020 and December 31, 2019, respectively. Weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments at the balance sheet date plus the annualized accretion of Net Loan Fees, (ii) the effective yield on our performing preferred equity investments, and (iii) the annual effective yield on Structured Finance Notes, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
The weighted average yield on performing portfolio-company debt securities, including Structured Finance Notes, decreased to 10.14% at June 30, 2020, from 10.40% at December 31, 2019, primarily due to the 8.5% weighted-average yield of new investments. The weighted average yield on total debt, including Structured Finance Notes, decreased to 9.01% at June 30, 2020, from 9.94% at December 31, 2019, primarily due to the change to non-accrual status of our investments in Online Tech Stores, LLC and 3rd Rock Gaming Holding, LLC.
As of June 30, 2020, and December 31, 2019, floating rate loans at fair value were 87% and 93% of our debt portfolio, excluding Structured Finance Notes, respectively, and fixed rate loans at fair value were 13% and 7% of this portfolio, respectively.
Investment Activity
The following is a summary of our Portfolio Company Investment activity for the three and six months ended June 30, 2020 (dollar amounts in millions).

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$2.4	$—	$42.3	$—
Investments in existing portfolio companies
Follow-on investments	0.5	—	10.1	0.1
Restructured investments	—	—	—	0.7
Delayed draw and revolver funding	4.3	—	5.7	—
Total investments in existing portfolio companies	4.8	—	15.8	0.8
Total investments in new and existing portfolio companies	$7.2	$—	$58.1	$0.8
Number of new Portfolio Company Investments	5	—	10	—
Number of existing Portfolio Company Investments	4	1	15	3

Proceeds/distributions from principal payments/ equity investments	19.1	—	56.3	—
Proceeds from investments sold or redeemed	23.4	—	61.9	3.6
Total proceeds from principal payments, equity distributions and investments sold	$42.5	$—	$118.2	$3.6
Notable investments in new portfolio companies during the six months ended June 30, 2020, include A&A Transfer, LLC ($23.7 million senior secured loan and $1.6 million revolver) and SourceHOV Tax, Inc. ($12.8 million senior secured loan).
The weighted-average yield of direct debt investments in new portfolio companies during the six months ended June 30, 2020 was 8.5%.
We also invested $12.8 million in Structure Finance Notes with a weighted average annual effective yield of 19.6% during the six months ended June 30, 2020.
Non-cash investment activity
On March 27, 2020, our debt investment in Constellis Holdings, LLC was restructured. We converted our non-accrual debt investment for 20,628 common shares of equity. The cost and fair value of the 20,628 common shares of equity received were $0.7 million and $0.7 million, respectively.

The following is a summary of our Portfolio Company Investment activity for the three and six months ended June 30, 2019 (dollar amounts in millions).

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
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make. We believe new loan activity in the market in which we operate has slowed and we have observed a decrease in origination and underwriting activity. The number of deals currently being reviewed and evaluated has decreased since the beginning of the year. During the three months ended June 30, 2020, we purchased five broadly syndicated loans for an aggregate cost of $2.4 million, however, there has been no Portfolio Company Investments directly originated since March 16, 2020.

Risk Monitoring
We categorize direct investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2019. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Notes, by credit risk rating as of June 30, 2020, and December 31, 2019 (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	June 30, 2020		December 31, 2019
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	3,788	1.0	17,953	4.0
3 (Average)	286,444	79.3	387,654	85.8
4 (Special Mention)	64,058	17.7	45,546	10.1
5 (Substandard)	7,124	2.0	—	—
6 (Doubtful)	—	—	662	0.1
7 (Loss)	—	—	—	—
	$361,414	100.0%	$451,815	100.0%
Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized gains on the sale of investments, as well as changes in risk categories. Debt investments with a cost and fair value of $42,969 and $32,075, respectively, had risk rating downgrades from risk category 3 to risk category 4 during the six months ended June 30, 2020. A debt investment with a cost and fair value of $16,129 and $7,124, respectively, had a risk rating downgrade from risk category 4 to risk category 5 during the six months ended June 30, 2020. A debt investment with a cost and fair value of $-0- and $1,153, respectively, had a risk rating upgrade from risk category 6 to risk category 4 during the six months ended June 30, 2020.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. During the six months ended June 30, 2020, our debt investments in Online Tech Stores, LLC and 3rd Rock Gaming Holding, LLC were placed on non-accrual status due to the reasonable doubt that principal and interest will be collected. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $49,525 and $21,193, respectively, at June 30, 2020, and $12,403 and $850, respectively, at December 31, 2019.
On March 27, 2020, our debt investment in Constellis Holdings, LLC was restructured. We converted our non-accrual debt investment for 20,628 common shares of equity. The cost and fair value of the common shares received were $0.7 million and $0.7 million as of June 30, 2020, respectively. We recognized a realized loss on the restructuring of $9.1 million for the six months ended June 30, 2020, which was fully recognized as unrealized losses as of December 31, 2019.

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
Comparison of the three and six months ended June 30, 2020 and 2019
Consolidated operating results for the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income
Interest income:
Cash interest income (including accretion of interest on Structured Finance Notes)	$9,712	$11,961	$20,925	$22,941
Net Loan Fee amortization	403	228	817	406
Other interest income	19	21	54	97
Total interest income	10,134	12,210	21,796	23,444
PIK income:
PIK interest income	393	205	829	366
Preferred equity PIK dividends	164	219	343	434
Total PIK income	557	424	1,172	800
Dividend income:
Common and preferred equity cash dividends	—	89	100	262
Total dividend income	—	89	100	262
Fee income:
Management and syndication	—	133	378	651
Prepayment and other fees	290	44	405	88
Total fee income	290	177	783	739
Total investment income	10,981	12,900	23,851	25,245
Total expenses, net	8,374	8,040	17,272	15,557
Net investment income	2,607	4,860	6,579	9,688
Net gain (loss) on investments	5,051	(1,507)	(31,081)	(2,603)
Net increase (decrease) in net assets resulting from operations	$7,658	$3,353	$(24,502)	$7,085

Interest and PIK income by debt investment type for the three and six months ended June 30, 2020 and 2019, is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income and PIK interest income:
Senior secured debt investments	$8,167	$10,386	$18,084	$19,933
Subordinated debt investments	953	1,400	1,911	2,780
Structured Finance Notes	1,407	629	2,630	1,097
Total interest income and PIK interest income	10,527	12,415	22,625	23,810
Plus purchased premiums (less Net Loan Fees) accelerations	(132)	13	(235)	12
Recurring interest income and PIK interest income	$10,395	$12,428	$22,390	$23,822
Investment Income
We consider our interest income on direct debt investments to portfolio companies—other than acceleration of Net Loan Fees recognized upon the repayment of a loan—PIK interest income, and the accretable yield on Structured Finance Notes to be recurring in nature. Such recurring interest income and PIK interest income decreased by $1.9 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to a $0.2 million decrease in the average outstanding performing loan balance, as well as by a $1.7 million decrease resulting from a 189 basis point decrease in the recurring earned yield on our portfolio.
Due to the COVID-19 pandemic and the impact to our borrowers, we experienced a partial shift from cash interest to PIK interest as a result of concessions granted to borrowers to support the borrowers' liquidity. Total PIK income was $1.2 million and $0.8 million for the six months ended June 30, 2020 and June 30, 2019, respectively. During the three months ended June 30, 2020, we amended two loans to extend the receipt of $0.7 million in second quarter interest until July 2020, of which $0.4 million was not recognized in the second quarter due to reasonable doubt whether it will be collected.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees generally result from periodic transactions rather than from holding portfolio investments and are considered to be non-recurring. Syndication fees which are recognized when OFS Advisor sources, structures, and arranges the lending group, and for which we were additional compensation declined to $-0- for the three months ended June 30, 2020, compared to $0.4 million in the first quarter of 2020 due to the drop in direct loan originations from approximately $33.4 million in the first quarter to $-0- in the second quarter, primarily due to the impacts of the COVID-19 pandemic. Total fee income for the six months ended June 30, 2020, compared to the corresponding period in the prior year, remained consistent due to an increase in prepayment fees, which offset the decrease in syndication fees. Since the onset of the COVID-19 pandemic, we have continued to source and screen loan investments, although we have observed a decrease in underwriting and origination activity. During the three months ended June 30, 2020, we purchased five broadly syndicated loans for an aggregate cost of $2.4 million, however, there has been no Portfolio Company Investments directly originated since March 16, 2020.
Expenses
Operating expenses for the three and six months ended June 30, 2020 and 2019, are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$4,931	$3,645	$9,853	$7,100
Management fee	1,869	2,055	3,888	3,898
Incentive fee	215	1,245	1,098	2,408
Professional fees	460	368	1,108	903
Administration fee	500	417	1,020	854
Other expenses	399	310	746	394
Total expenses before incentive fee waiver	$8,374	$8,040	$17,713	$15,557
Incentive fee waiver	—	—	(441)	—
Total expenses, net of incentive fee waiver	$8,374	$8,040	$17,272	$15,557
Interest expense for the three and six months ended June 30, 2020 increased over the corresponding periods in the prior year due to an increase in our average borrowings related to the issuance of the Unsecured Notes Due October 2026 and borrowings under the BNP Facility. Interest expense incurred on our debt during the three and six months ended June 30, 2020 and 2019 is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SBA Debentures	$1,114	$1,280	$2,338	$2,548
PWB Credit Facility	702	633	991	1,094
Unsecured Notes Due April 2025	860	860	1,721	1,720
Unsecured Notes Due October 2025	850	866	1,700	1,732
Unsecured Notes Due October 2026	880	—	1,784	—
BNP Facility	525	6	1,319	6
Total interest expense (1)	$4,931	$3,645	$9,853	$7,100
(1) Interest expense is inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Management fee expense for the three months ended June 30, 2020 decreased $0.2 million over the corresponding period in the prior year due to a decrease in our average total assets resulting from a decline in the fair value of our portfolio investments.
The $1.0 million decrease in incentive fee expense during the three months ended June 30, 2020 and the $1.3 million decrease in incentive fee expense prior to the Income Incentive Fee waiver of $0.4 million during the six months ended June 30, 2020, compared to the corresponding periods in the prior year was attributable to a decrease in net investment income resulting from a decline in net interest margin. On May 4, 2020, OFS Advisor agreed to irrevocably waive the receipt of $0.4 million in Income Incentive Fees (based on net investment income) related to net investment income, that it would otherwise be entitled to receive under the Investment Advisory Agreement for the three months ended March 31, 2020. As a result of the voluntary fee waiver, we incurred Income Incentive Fee expense of $0.4 million for the three months ended March 31, 2020, which is equal to half the Income Incentive Fee expense we would have incurred for the three months ended March 31, 2020.
The $0.1 million and $0.2 million increase in professional fees for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in the prior year, were attributable to additional costs related to accounting and tax services.
Administration fee expense for the three and six months ended June 30, 2020 increased $0.1 million and $0.2 million, respectively, over the corresponding periods in the prior year, due to an increase in our allocable portion of OFS Services’s overhead, primarily related to the increase in the size of the investment portfolio and services related to fair value determination.
Other expenses for the six months ended June 30, 2020 increased $0.4 million, over the corresponding period in the prior year, primarily due to write-off of deferred offering costs relating to our prior shelf registration and an excise tax accrual during the during the six months ended June 30, 2020, as well as a reversal of an excise tax accrual in the first quarter of 2019.
Net realized and unrealized gain (loss)
Net loss by investment type for the three and six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Senior secured debt	$(4,637)	$(3,254)	$(23,368)	$(3,383)
Subordinated debt	(125)	57	(7,590)	212
Preferred equity	(1,016)	137	(2,253)	(1,592)
Common equity, warrants and other	6,330	1,722	5,986	1,950
Structured Finance Notes	4,499	(169)	(3,707)	210
Total net gain (loss) on investments	5,051	(1,507)	(30,932)	(2,603)
Loss on extinguishment of debt	—	—	(149)	—
Total net gain (loss)	$5,051	$(1,507)	$(31,081)	$(2,603)

Three and six months ended June 30, 2020
Our portfolio experienced net gains of $5.1 million in the second quarter primarily as a result of performance improvements and expansion of the companies' valuation multiples at Pfanstiehl Holdings, Inc. and Southern Technical Institute, LLC, which lifted the value of our equity investments in those companies a combined $7.9 million, as well the return of liquidity to the broadly syndicated loan market, which contributed to the improvement in the fair values of $9.0 million of our Structured Finance Note investments and our loan investments acquired in the broadly syndicated market. One measure of liquidity in the broadly syndicated loan market is the average bid-ask spread on the Refinitiv Market Overall (North America) Loan Index which narrowed to 1.98 points at June 30, 2020, from 3.41 points at March 31, 2020, but has not yet returned to its long-term historic average of 1.0. These net gains were partially offset by $7.5 million in net losses, principally on our debt and equity investments in Contract Datascan Holdings, Inc., TalentSmart Holdings, LLC and 3rd Rock Gaming Holding, LLC, as well as other portfolio companies as a result of the impact of the COVID-19 pandemic.
Our portfolio experienced net unrealized losses of $20.9 million during the six months ended June 30, 2020, primarily due to the adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy, and the related declines in quoted loan prices that have not yet fully recovered. Additionally, we incurred realized losses of $10.0 million, primarily due to the loss of $9.1 million on the restructuring of our debt investment in Constellis Holdings, LLC, which was fully recognized as an unrealized loss as of December 31, 2019.
Within our senior debt investments, we recognized net losses of $4.6 million during the three months ended June 30, 2020, primarily as a result of unrealized depreciation of $4.2 million and $0.9 million on our senior secured debt in 3rd Rock Gaming Holding, LLC and Talent Smart Holdings, LLC, respectively, offset by net unrealized appreciation of $1.5 million on the remaining senior secured debt investments. We also recognized net realized losses of $1.0 million due to the sale of approximately $25.2 million of loans at cost, for an average price of approximately 96% of par.
Within our subordinated debt investments, we recognized unrealized depreciation of $0.1 million during the three months ended June 30, 2020, primarily as a result of unrealized depreciation of $0.4 million on Contract Datascan Holdings, Inc., offset primarily by unrealized appreciation of $0.3 million on Southern Technical Institute, LLC.
Within our preferred equity investments, we recognized unrealized depreciation of $1.0 million for the three months ended June 30, 2020, primarily as a result of unrealized depreciation of $1.4 million on Contract Datascan Series A units, offset by net unrealized appreciation of $0.4 million on the remaining preferred equity investments.
Within our common equity, warrants and other investments, we recognized unrealized appreciation of $6.3 million for the three months ended June 30, 2020, primarily as a result of unrealized appreciation of $6.9 million on Pfanstiehl Holdings, Inc., offset by net unrealized depreciation of $0.6 million on our remaining common equity, warrant and other investments as a result of negative portfolio company-specific performance factors.
Within our Structured Finance Note investments, we recognized unrealized appreciation of $4.5 million for the three months ended June 30, 2020, primarily due to the return of liquidity to the broadly syndicated loan market, which underlie these investments.
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
We recognized net gains of $0.1 million on preferred equity investments for the three months ended June 30, 2019, primarily as a result of the net positive impact of portfolio company-specific performance factors. We recognized net losses of $1.6 million on preferred equity securities for the six months ended June 30, 2019, primarily due to a realized loss of $0.9 million on Maverick Healthcare Equity, LLC and unrealized depreciation of $0.8 million on our investment in TRS Services, LLC Class A units.
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
Liquidity and Capital Resources
At June 30, 2020, we held cash of $31.8 million, which includes cash of $22.7 million held by SBIC I LP, our wholly owned SBIC. Our use of cash held by SBIC I LP may be restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings of SBIC I LP and require the prior approval of the SBA. During the six months ended June 30, 2020, the Parent received no cash distributions from SBIC I LP and management currently anticipates a portion of cash held by SBIC I LP at June 30, 2020, will be used in the third quarter of 2020 for the early repayment of SBA debentures. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. At June 30, 2020, OFSCC-FS held cash of $0.8 million and had unused commitments under the BNP Facility of $119.4 million, of which $-0- was available for distribution under the terms of the BNP Facility. During the six months ended June 30, 2020, the Parent received $1.1 million in cash distributions from OFSCC-FS.
At June 30, 2020, we had an unused commitment of $78.9 million under our PWB Credit Facility, as well as an unused commitment of $119.4 million under our BNP Facility, both subject to a borrowing base and other covenants. The Parent may make unsecured loans to SBIC I LP, the aggregate which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of June 30, 2020. On July 29, 2020, we executed an amendment to our BLA with Pacific Western Bank in order to reduce the total commitment under the PWB Credit Facility from $100 million to $50 million. As of July 29, 2020, after giving effect to the reduction, our PWB Credit Facility had an unused commitment of $36.2 million, subject to a borrowing base and other covenants.
Based on fair values and equity capital at June 30, 2020, we could access available lines of credit for $68 million and remain in compliance with our asset coverage requirements. As of July 29, 2020, we had cash on hand of approximately $23.3 million. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
Sources and Uses of Cash
We generate operating cash flows from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment. As discussed in "Item 1.–Financial Statements–Note 3," we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which includes investment income that we have not received in cash. In addition, we must distribute substantially all of our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. Historically, our distributions have been in excess of taxable income, and we have limited history of net taxable gains. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving line of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash from net investment income	$1,619	$7,239
Net (purchases and originations)/repayments and sales of portfolio investments	44,253	(51,642)
Net cash provided (used) in operating activities	45,872	(44,403)

Distributions paid to stockholders(1)	(6,728)	(8,976)
Net borrowings under lines of credit	(4,700)	26,250
Repayment of SBA debentures	(16,110)	—
Other financing	—	(1,639)
Net cash provided (used) by financing activities	(27,538)	15,635
Increase (decrease) in cash	$18,334	$(28,768)

(1)
The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. See "Item 1–Financial Statements–Note 10."

Cash from net investment income
Cash from net investment income decreased $5.6 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, principally due to an decrease in collected net interest and fee income of $2.3 million and increase in interest expense paid of $4.1 million, offset by an decrease in fees paid to OFS Advisor and affiliates of $0.1 million, as well as a decrease in other expenses paid of $0.7 million.
Net (purchases and originations)/repayments and sales of portfolio investments
During the six months ended June 30, 2020, net purchases and originations of portfolio investments were primarily due to $80.2 million of cash we used to purchase portfolio investments, offset by $124.5 million of cash we received from amortized cost repayments and sales on our portfolio investments. During the six months ended June 30, 2019, net purchases were due to $90.2 million of cash we used to purchase portfolio investments, offset by $38.7 million of cash we received from principal payments and sales on our portfolio investments. See "—Portfolio Composition and Investment Activity–Investment Activity."
Net cash provided (used) in operating activities
Net cash provided (used) in operating activities increased $90.3 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the sale of OFSCC-FS securities and an additional $47.0 million increase in principal payments due to loan payoffs. Cash flow provided in operating activities was reduced by $1.0 million as a result of deferrals of interest payments and the rescheduling of an amortization payment. Ninety-six percent of our performing loans as of March 31, 2020 paid interest for the second quarter of 2020.
Borrowings
SBA Debentures
SBIC I LP has a SBIC license that allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a leverage commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of June 30, 2020 and 2019, SBIC I LP had outstanding debentures of $133.8 million and $149.9 million, respectively.
On a stand-alone basis, SBIC I LP held $236.9 million, and $249.6 million in assets at June 30, 2020, and December 31, 2019, respectively, which accounted for approximately 50% and 46% of the Company’s total consolidated assets, respectively.
As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP intends, over time, to repay its outstanding SBA debentures prior to the scheduled maturity dates of its debentures. Under a plan approved by the SBA, we will only make follow-on investments in current portfolio companies held by SBIC I LP. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. On March 1, 2020, SBIC I LP prepaid $16.1 million of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. We recognized a loss on extinguishment of debt of $0.15 million related to the charge-off of deferred borrowing costs on the prepaid debentures.
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
On June 26, 2020, we executed the Secured Revolver Amendment to our PWB Credit Facility. The Secured Revolver Amendment, among other things: (i) reduced the Minimum Tangible Net Asset Value (as defined in the Secured Revolver Amendment) covenant from $125.0 million to $100.0 million; (ii) reduced the Minimum Quarterly Net Investment Income (as defined in the Secured Revolver Amendment) covenant from $3.0 million to $2.0 million; (iii) increased the Debt/Worth Ratio (as defined in the Secured Revolver Amendment) covenant from 300% to 350%; and (iv) added a new covenant commencing on June 30, 2020, restricting net losses (defined as income after adjustments to the investment portfolio for gains and losses, realized and unrealized, also shown as net increase (decrease) in net assets resulting from operations) in more than two quarters during the prior four quarters then ended.
As of June 30, 2020, we had $21.1 million outstanding at a variable interest rate of 5.25% per annum, and an unused commitment of $78.9 million under the PWB Credit Facility. On July 29, 2020, we executed an amendment to our BLA with Pacific Western Bank in order to reduce the total commitment under the PWB Credit Facility from $100 million to $50 million. As of July 29, 2020, after giving effect to the reduction, our PWB Credit Facility had an unused commitment of $36.2 million, subject to a borrowing base and other covenants.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of June 30, 2020, we were in compliance with the applicable covenants under the PWB Credit Facility.
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

As of June 30, 2020, the Unsecured Notes had the following terms and balances (amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate (1)	Effective Interest Rate (2)	Maturity (3)	Interest Expense (4)
Unsecured Notes Due April 2025	$50,000	6.375%	6.88%	4/30/2025	$1,721
Unsecured Notes Due October 2025	48,525	6.50%	7.01%	10/31/2025	1,700
Unsecured Notes Due October 2026	54,325	5.95%	6.49%	10/31/2026	1,784
Total	$152,850				$5,205

(1)	The weighted-average fixed cash interest rate on the Unsecured Notes as of June 30, 2020 was 6.26%.

(2)	The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.

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
BNP Facility
On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $30.7 million was drawn as of June 30, 2020. Borrowings under the BNP Facility will bear interest based on LIBOR for the relevant interest period, plus an applicable spread. The effective interest rate on the BNP Facility was 5.55% at June 30, 2020. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. The unused commitment under the BNP Facility was $119.4 million as of June 30, 2020. As of June 30, 2020, we were in compliance with the applicable covenants.
On a stand-alone basis, OFSCC-FS held approximately $58.1 million and $92.5 million in assets at June 30, 2020 and December 31, 2019, respectively, which accounted for approximately 12.2% and 17% of our total consolidated assets, respectively.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at June 30, 2020), of at least 150%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective May 3, 2019.
On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On May 4, 2020, the Board extended the Stock Repurchase Program for an additional two-year period. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. No shares of common stock were repurchased during the three months ended June 30, 2020.
As of June 30, 2020, the aggregate amount outstanding of the senior securities issued by us was $204.6 million, for which our asset coverage was 166%. The Small Business Administration Debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of June 30, 2020 (in thousands):

	Payments due by period
Contractual Obligation (1)	Total	Less than year	1-3 years (2)	3-5 years (2)	After 5 years (2)
PWB Credit Facility	$21,100	$21,100	$—	$—	$—
Unsecured Notes	152,850	—	—	50,000	102,850
SBA Debentures	133,770	—	14,000	97,185	22,585
BNP Facility	30,650	—	—	30,650	—
Total	$338,370	$21,100	$14,000	$177,835	$125,435

(1)	Excludes commitments to extend credit to our portfolio companies.

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

We continue to believe our long-dated financing, with approximately 90% of our total debt contractually maturing in 2024 and beyond, affords us operational flexibility.
We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $4.3 million in unfunded commitments to two portfolio companies at June 30, 2020. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the PWB Credit Facility.
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
Recent Developments
On July 28, 2020, our Board declared a distribution of $0.17 per share for the third quarter of 2020, payable on September 30, 2020 to stockholders of record as of September 23, 2020.
We evaluated events subsequent to June 30, 2020 through July 30, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions have created, and may continue to create, disruption in global supply chains and adversely impact a number of industries. The outbreak could have a continued adverse impact on economic and market conditions on a global scale. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the ongoing COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies, our business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which we make investments have been, and may continue to be, significantly impacted by the COVID-19 pandemic, which in turn has, and may continue to have, an impact on the valuation of our investments.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including changes in interest rates. For additional information concerning the COVID-19 outbreak and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors. As of June 30, 2020, 87% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2020, a majority of our floating rate loans were based on a floating LIBOR, subject to its floor.
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. Our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and LIBOR, respectively, with effective interest rates of 5.64% and 5.55%, respectively, as of June 30, 2020.
Assuming that the interim and unaudited consolidated balance sheet as of June 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net increase
25	$359	$(137)	$222
50	1,100	(292)	808
75	2,470	(447)	2,023
100	4,125	(656)	3,469
125	5,832	(919)	4,913

Basis point decrease	Interest income	Interest expense	Net decrease
25	$(353)	$111	$(242)
50	(353)	111	(242)
75	(353)	111	(242)
100	(353)	111	(242)
125	(353)	111	(242)

Item 4. Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2020. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in "Part II, Item 1A. Risk Factors" in our Quarterly Report in Form 10-Q for the quarter ended March 31, 2020 (the "First Quarter 10-Q"), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and First Quarter 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risks described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and First Quarter 10-Q. However, the risks below and disclosed in our Annual Report on Form 10-K and First Quarter 10-Q, may be, and will continue to be, heightened or exacerbated by the COVID-19 pandemic and any worsening of the economic environment. The risks previously disclosed in our Annual Report on Form 10-K and First Quarter 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
We have been, and will continue to be, adversely impacted by the outbreak of COVID-19 and a potential worsening of the pandemic.
The COVID-19 pandemic has caused a sharp global slowdown of economic activity resulting in a recession, a steep increase in unemployment in the U.S., and significant volatility and disruption of financial markets. Health advisors warn that a “second wave” of the pandemic is possible if reopening is pursued too soon or in the wrong manner, which may negatively affect or exacerbate the global economy, the United States economy and the global financial markets. The pandemic had a significant adverse impact on us during the first quarter of 2020, continues to have an adverse impact us during the second quarter of 2020 and is expected to continue to adversely impact our company beyond second-quarter 2020. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, we cannot predict its future impact on us with any certainty.
Uncertainty relating to the LIBOR calculation process and transition timing may adversely affect the value of any portfolio of LIBOR-indexed, floating-rate debt securities.
Uncertainty relating to the LIBOR calculation process may adversely affect the value of any portfolio of LIBOR-indexed, floating-rate debt securities. Concerns have been publicized that some of the member banks surveyed by the British Bankers' Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing. Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our potential portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our potential portfolio of LIBOR indexed, floating-rate debt securities.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.
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
In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended June 30, 2020, we issued 7,165 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $32,385.
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

During the three months ended June 30, 2020, we repurchased -0- shares of common stock on the open market for under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amount in thousands except shares):

Period	Total Number of Shares Purchased (1)	Cost of Shares Purchased	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
May 22, 2018 through June 30, 2018	—	$—	$—	$10,000
July 1, 2018 through September 30, 2018	—	$—	$—	$10,000
October 1, 2018 through December 31, 2018	300	$3	$10.29	$9,997
January 1, 2019 through March 31, 2019	—	$—	$—	$9,997
April 1, 2019 through June 30, 2019	—	$—	$—	$9,997
July 1, 2019 through September 30, 2019	—	$—	$—	$9,997
October 1, 2019 through December 31, 2019	—	$—	$—	$9,997
January 1, 2020 through March 31, 2020	—	$—	$—	$9,997
April 1, 2020 through June 30, 2020	—	$—	$—	$9,997

(1)	Excludes shares purchased on the open market and reissued in order to satisfy the DRIP obligation.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Amendment to Senior Secured Revolving Credit Facility
On July 29, 2020, the Company executed an amendment (the “Amendment”) to its BLA with Pacific Western Bank in order to reduce the total commitment under the PWB Credit Facility from $100,000,000 to $50,000,000. The Company expects to benefit from a reduction in the unused commitment fee of 0.50% on any unused portion of the total commitment over $15,000,000. As of July 29, 2020, the Company had $13.8 million outstanding under the PWB Credit Facility. There were no reduction penalties incurred by the Company in connection with the Amendment.
The foregoing description of the Amendment is not complete and is qualified in its entirety by the text of such Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

10.1	Amendment One to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated June 26, 2020	Form 8-K	July 2, 2020

10.2	Amendment Two to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated July 29, 2020			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 31, 2020	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer