Form 10-Q
period 2020-09-30
OFS Capital Corp
filed 2020-11-06
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

(847) 734-2000
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	OFS	The Nasdaq Global Select Market
6.25% Notes due 2023	OFSSG	The Nasdaq Global Select Market
6.375% Notes due 2025	OFSSL	The Nasdaq Global Select Market
6.50% Notes due 2025	OFSSZ	The Nasdaq Global Select Market
5.95% Notes due 2026	OFSSI	The Nasdaq Global Select Market

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 4, 2020 was 13,406,402.

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

Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
NBIP	Non-binding indicative price
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities

Term	Explanation or Definition
OID	Original issue discount
Order
An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with certain funds managed by OFS Advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions

Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income.
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration
SBCAA	Small Business Credit Availability Act
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Secured Revolver Amendment	The amended Business Loan Agreement with Pacific Western Bank, as lender, dated October 7, 2020
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes	CLO mezzanine debt and CLO subordinated debt positions
Synthetic Rating Analysis
A discount rate method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt

Transaction Price	The cost of an arm's length transaction occurring in the same security
Unsecured Notes	The combination of the Unsecured Notes Due September 2023, Unsecured Notes Due April 2025, Unsecured Notes Due October 2025 and Unsecured Notes Due October 2026
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025
Unsecured Notes Due October 2025	The Company’s $46.0 million aggregate principal amount of 6.5% notes due October 30, 2025
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026
Unsecured Notes Due September 2023	The Company’s $25.0 million aggregate principal amount of 6.25% notes due September 30, 2023

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

•
uncertain valuations of our portfolio investments, including our belief that reverting back to an equal weighting of the Reunderwriting Analysis method and Synthetic Rating Analysis method more accurately captures certain data related to the observed return of market liquidity and the historic correlative relationship between these markets; and

•	the effect of new or modified laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in "Part II, Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $359,108 and $396,201, respectively)	$324,059	$372,535
Affiliate investments (amortized cost of $114,141 and $131,950, respectively)	124,185	135,679
Control investment (amortized cost of $10,811 and $10,520, respectively)	8,084	8,717
Total investments at fair value (amortized cost of $484,060 and $538,671, respectively)	456,328	516,931
Cash	18,297	13,447
Interest receivable	2,790	3,349
Receivable for investments sold	1,453	—
Prepaid expenses and other assets	2,807	4,461
Total assets	$481,675	$538,188

Liabilities
Revolving lines of credit	$24,650	$56,450
SBA debentures (net of deferred debt issuance costs of $1,415 and $1,904, respectively)	127,355	147,976
Unsecured notes (net of deferred debt issuance costs of $5,168 and $4,798 respectively)	172,682	148,052
Interest payable	2,055	3,505
Payable to adviser and affiliates (Note 3)	2,773	4,106
Payable for investments purchased	1,494	10,264
Accrued professional fees	426	621
Other liabilities	328	587
Total liabilities	331,763	371,561

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2020, and December 31, 2019, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,406,402 and 13,376,836 shares issued and outstanding as of September 30, 2020, and December 31, 2019, respectively	134	134
Paid-in capital in excess of par	186,979	187,305
Total distributable earnings (losses)	(37,201)	(20,812)
Total net assets	149,912	166,627

Total liabilities and net assets	$481,675	$538,188

Number of shares outstanding	13,406,402	13,376,836
Net asset value per share	$11.18	$12.46

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income
Interest income:
Non-control/non-affiliate investments	$8,014	$10,181	$25,319	$28,110
Affiliate investments	1,708	2,647	5,794	7,640
Control investment	201	262	606	784
Total interest income	9,923	13,090	31,719	36,534
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	275	96	800	289
Affiliate investments	72	347	532	899
Control investment	91	28	278	83
Total payment-in-kind interest and dividend income	438	471	1,610	1,271
Dividend income:
Affiliate investments	—	—	100	173
Control investment	—	—	—	89
Total dividend income	—	—	100	262
Fee income:
Non-control/non-affiliate investments	80	285	844	781
Affiliate investments	3	6	16	216
Control investment	43	6	49	39
Total fee income	126	297	909	1,036
Total investment income	10,487	13,858	34,338	39,103
Expenses
Interest expense	4,448	4,464	14,301	11,564
Management fee	1,871	2,164	5,759	6,062
Incentive fee	234	1,214	1,332	3,622
Professional fees	422	510	1,530	1,413
Administration fee	436	396	1,456	1,250
Other expenses	364	257	1,110	651
Total expenses before incentive fee waiver	7,775	9,005	25,488	24,562
Incentive fee waiver (see Note 3)	—	—	(441)	—
Total expenses, net of incentive fee waiver	7,775	9,005	25,047	24,562
Net investment income	2,712	4,853	9,291	14,541
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(33)	51	(10,046)	(843)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes	4,649	(6,534)	(10,965)	(9,506)
Net unrealized appreciation on affiliate investments	10,120	4,765	6,316	5,305
Net unrealized appreciation (depreciation) on control investment	577	(1,373)	(924)	(650)
Net gain (loss) on investments	15,313	(3,091)	(15,619)	(5,694)
Loss on extinguishment of debt	(187)	—	(336)	—
Loss on impairment of goodwill	(1,077)	—	(1,077)	—
Net increase (decrease) in net assets resulting from operations	$16,761	$1,762	$(7,741)	$8,847
Net investment income per common share – basic and diluted	$0.20	$0.36	$0.69	$1.09
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$1.25	$0.13	$(0.58)	$0.66
Distributions declared per common share	$0.17	$0.34	$0.68	$1.02
Basic and diluted weighted average shares outstanding	13,399,767	13,366,515	13,389,830	13,361,757
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at January 1, 2019	—	$—	13,357,337	$134	$187,540	$(12,651)	$175,023
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	14,541	14,541
Net realized loss on investments	—	—	—	—	—	(843)	(843)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(4,851)	(4,851)
Tax reclassifications of permanent differences	—	—	—	—	183	(183)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	14,114	—	167	—	167
Dividends declared	—	—	—	—	—	(13,631)	(13,631)
Net increase (decrease) for the period ended September 30, 2019	—	—	14,114	—	350	(4,967)	(4,617)
Balances at September 30, 2019	—	$—	13,371,451	$134	$187,890	$(17,618)	$170,406

Balances at June 30, 2019	—	$—	13,366,461	$134	$187,814	$(14,816)	$173,132
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,853	4,853
Net realized gain on investments	—	—	—	—	—	51	51
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(3,142)	(3,142)
Tax reclassifications of permanent differences	—	—	—	—	18	(18)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	4,990	—	58	—	58
Dividends declared	—	—	—	—	—	(4,546)	(4,546)
Net increase (decrease) for the period ended September 30, 2019	—	—	4,990	—	76	(2,802)	(2,726)
Balances at September 30, 2019	—	$—	13,371,451	$134	$187,890	$(17,618)	$170,406

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at January 1, 2020	—	$—	13,376,836	$134	$187,305	$(20,812)	$166,627
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	9,291	9,291
Net realized loss on investments	—	—	—	—	—	(10,046)	(10,046)
Loss on extinguishment of debt	—	—	—	—	—	(336)	(336)
Loss on impairment of goodwill	—	—	—	—	—	(1,077)	(1,077)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(5,573)	(5,573)
Tax reclassifications of permanent differences	—	—	—	—	(454)	454	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	29,566	—	128	—	128
Dividends declared	—	—	—	—	—	(9,102)	(9,102)
Net increase (decrease) for the period ended September 30, 2020	—	—	29,566	—	(326)	(16,389)	(16,715)
Balances at September 30, 2020	—	$—	13,406,402	$134	$186,979	$(37,201)	$149,912

Balances at June 30, 2020	—	$—	13,399,694	$134	$187,437	$(52,174)	$135,397
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	2,712	2,712
Net realized loss on investments	—	—	—	—	—	(33)	(33)
Loss on extinguishment of debt	—	—	—	—	—	(187)	(187)
Loss on impairment of goodwill	—	—	—	—	—	(1,077)	(1,077)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	15,346	15,346
Tax reclassifications of permanent differences	—	—	—	—	(490)	490	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	6,708	—	32	—	32
Dividends declared	—	—	—	—	—	(2,278)	(2,278)
Net increase for the period ended September 30, 2020	—	—	6,708	—	(458)	14,973	14,515
Balances at September 30, 2020	—	$—	13,406,402	$134	$186,979	$(37,201)	$149,912
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(7,741)	$8,847
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	10,046	843
Loss on impairment of goodwill	1,077	—
Loss on extinguishment of debt	336	—
Net unrealized depreciation on investments, net of taxes	5,573	4,851
Amortization of Net Loan Fees	(1,006)	(788)
Amendment fees collected	54	103
Payment-in-kind interest and dividend income	(1,610)	(1,271)
Accretion of interest income on structured finance notes	(4,141)	(2,001)
Amortization of debt issuance costs	1,258	942
Amortization of intangible asset	152	146
Purchase and origination of portfolio investments	(80,990)	(169,638)
Proceeds from principal payments on portfolio investments	60,071	30,750
Proceeds from sale or redemption of portfolio investments	67,409	30,368
Proceeds from distributions received from structured finance notes	4,614	1,976
Changes in operating assets and liabilities:
Interest receivable	559	(511)
Interest payable	(1,450)	(746)
Payable to adviser and affiliates	(1,333)	349
Receivable for investment sold	(1,453)	—
Payable for investments purchased	(8,770)	924
Other assets and liabilities	(160)	(493)
Net cash provided by (used in) operating activities	42,495	(95,349)

Cash flows from financing activities
Distributions paid to stockholders	(8,974)	(13,464)
Borrowings under revolving lines of credit	78,800	128,675
Repayments under revolving lines of credit	(110,600)	(48,200)
Proceeds from unsecured notes offering, net of discounts	24,250	—
Repayments of SBA debentures	(21,110)	—
Payment of deferred financing costs	(11)	(1,857)
Repurchases of common stock under Stock Repurchase Program	—	(3)
Net cash provided by (used in) financing activities	(37,645)	65,151
Net increase (decrease) in cash	4,850	(30,198)
Cash at beginning of period	13,447	38,172
Cash at end of period	$18,297	$7,974

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$14,494	$11,368
Reinvestment of distributions to stockholders	128	167

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
September 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
All Star Auto Lights, Inc. (4)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.50%)	12/19/2019	8/20/2024	$14,328	$14,194	$13,633	9.1%

American Bath Group, LLC (14) (15)	Plastics Plumbing Fixture Manufacturing
Senior Secured Loan		5.00%	(L +4.00%)	6/24/2019	9/30/2023	1,478	1,473	1,479	1.0

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (15)		8.25%	(L +6.50%)	2/7/2020	2/7/2025	16,848	16,628	17,091	11.5
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.50%)	2/7/2020	2/7/2025	—	(38)	31	—
						16,848	16,590	17,122	11.5
Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		5.75%	(L +5.00%)	6/24/2019	9/25/2024	2,962	2,911	2,942	2.0

Baymark Health Services, Inc.	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		9.25%	(L +8.25%)	3/22/2018	3/1/2025	4,000	3,975	3,951	2.6

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (4) (8)		8.64%	(L +7.64%)	8/23/2017	8/23/2022	19,840	19,773	19,609	13.2
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +7.25%)	8/23/2017	8/23/2022	—	(6)	(34)	—
						19,840	19,767	19,575	13.2
Community Intervention Services, Inc. (4) (6) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.0% cash / 6.0% PIK	N/A	7/16/2015	1/16/2021	10,071	7,639	—	—

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		8.66%	(L +8.50%)	7/7/2015	11/1/2025	9,678	9,537	8,951	6.0

Connect U.S. Finco LLC (14) (15)	Taxi Service
Senior Secured Loan		5.50%	(L +4.50%)	11/20/2019	12/11/2026	1,990	1,981	1,934	1.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			$703	$696	0.5%

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	2/2/2026	3,481	3,439	3,287	2.2

Custom Truck One Source (14) (15)	Construction, Mining, and Forestry Machinery and Equipment Rental and Leasing
Senior Secured Loan		4.40%	(L +4.25%)	9/30/2020	4/18/2025	500	499	497	0.3

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		7.75%	(L +6.75%)	10/31/2019	12/1/2025	405	396	405	0.3

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		3.40%	(L +3.25%)	11/19/2019	8/24/2026	1,980	1,982	1,554	1.0

DuPage Medical Group (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		7.75%	(L +7.00%)	8/22/2017	8/15/2025	10,098	10,162	9,916	6.6

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.50% cash / 1.50% PIK	N/A	7/13/2017	1/13/2023	9,086	9,029	5,351	3.6
Common Equity (71,250 Class A units) (10)				7/13/2017			713	—	—
						9,086	9,742	5,351	3.6
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		6.75% cash / 4.25% PIK	N/A	6/30/2017	6/30/2022	16,998	16,887	13,960	9.3
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	—	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	—	—
						16,998	17,200	13,960	9.3
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,195	4,250	2.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		9.75%	(L +8.75%)	12/29/2017	9/8/2024	$5,000	$4,926	$4,456	2.9%
Common Equity (368,852 Class A units) (10)				12/29/2017			450	231	0.2
Common Equity (40,984 Class B units) (10)				12/29/2017			50	9	—
						5,000	5,426	4,696	3.1
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00%	(L +7.00%)	10/1/2018	10/1/2024	16,464	16,296	15,368	10.2
Senior Secured Loan (Revolver) (5)		8.00%	(Prime + 7.00%)	10/1/2018	10/1/2024	469	450	438	0.3
						16,933	16,746	15,806	10.5
Institutional Shareholder Services, Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.72%	(L +8.50%)	3/4/2019	3/5/2027	6,244	6,093	6,046	4.0

Intouch Midco Inc. (15)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		4.90%	(L +4.75%)	12/20/2019	8/24/2025	1,985	1,923	1,830	1.2

Milrose Consultants, LLC (4) (8)	Administrative Management and General Management Consulting Services
Senior Secured Loan		7.74%	(L +6.74%)	7/16/2019	7/16/2025	19,167	19,041	19,049	12.7

My Alarm Center, LLC (10)	Security Systems Services (except Locksmiths)
Preferred Equity (335 Class Z units) (13)				9/12/2018			$325	$1,136	0.8%
Preferred Equity (1,485 Class A units), 8% PIK (4) (13)				7/14/2017			1,571	229	0.2
Preferred Equity (1,198 Class B units) (4)				7/14/2017			1,198	5	—
Common Equity (64,149 units) (4) (13)				7/14/2017			—	—	—
							3,094	1,370	1.0
Online Tech Stores, LLC (4) (6)	Stationary & Office Supply Merchant Wholesaler
Subordinated Loan		13.50% PIK	N/A	2/1/2018	8/1/2023	18,058	16,129	7,093	4.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		8.70%	(L +7.70%)	8/10/2018	8/10/2023	$9,516	$9,441	$9,516	6.3%

Panther BF Aggregator 2 LP (14) (15)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		3.65%	(L +3.50%)	11/19/2019	4/30/2026	1,980	1,965	1,934	1.3

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan (14) (15)		4.26%	(L +4.00%)	6/25/2019	6/30/2024	1,537	1,536	1,507	1.0
Senior Secured Loan		9.75%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,332	6,289	4.2
						7,857	7,868	7,796	5.2
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	6,055	6,059	5,835	3.9

Pike Corp. (14) (15)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		3.15%	(L +3.00%)	9/17/2020	7/24/2026	500	500	497	0.3

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.5% PIK	N/A	9/30/2017	10/29/2021	4,828	4,793	4,615	3.1
Common Equity (499 units) (10) (13)				9/30/2017			499	165	0.1
						4,828	5,292	4,780	3.2
Quest Software US Holdings Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		4.51%	(L +4.25%)	6/25/2019	5/16/2025	1,975	1,959	1,939	1.3

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		9.50%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,786	4,549	3.1

Rocket Software, Inc. (15)	Software Publishers
Senior Secured Loan		8.51%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,186	5,959	4.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			$254	$418	0.3%

Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (2,248 Series A units)				9/4/2020		—	51	47	—
Preferred Equity (1,603 Series B units)				9/4/2020		—	160	160	0.1
Common Equity (269 units)				9/4/2020		—	3	3	—
						—	214	210	0.1
SkyMiles IP Ltd. and Delta Air Lines, Inc. (14) (15)	Scheduled Passenger Air Transportation
Senior Secured Loan		4.75%	(L +3.75%)	9/15/2020	9/16/2027	500	495	504	0.3

SourceHOV Tax, Inc. (4) (8)	Other Accounting Services
Senior Secured Loan		7.87%	(L +6.37%)	3/16/2020	3/17/2025	12,915	12,832	13,172	8.9

Southern Technical Institute, LLC (4) (10)	Colleges, Universities, and Professional Schools
Equity appreciation rights				6/27/2018			—	3,356	2.2

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		8.47%	(L +8.25%)	7/26/2018	7/30/2026	5,216	5,180	4,948	3.3

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.00%	(L +5.00%)	8/26/2019	8/26/2024	9,975	9,897	9,605	6.5
Senior Secured Loan (Revolver) (5)		5.25%	(L +4.00%)	8/26/2019	8/26/2024	667	662	642	0.4
						10,642	10,559	10,247	6.9
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,220	0.8

Staples, Inc. (14) (15)	Business to Business Electronic Markets
Senior Secured Loan		5.25%	(L +5.00%)	6/24/2019	4/16/2026	2,967	2,895	2,768	1.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (15)		5.25%	(L +4.25%)	5/16/2018	12/11/2024	$627	$626	$599	0.4%
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,070	8,461	5.6
						9,700	9,696	9,060	6.0
Sunshine Luxembourg VII SARL (14) (15)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		4.47%	(L +4.25%)	11/20/2019	9/25/2026	1,985	1,994	1,978	1.3

Tank Holding Corp. (14) (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		4.93%	(L +3.50%)	6/24/2019	3/26/2026	1,980	1,987	1,960	1.3

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,969	6,549	4.4
Senior Secured Loan		9.75%	(L +8.75%)	2/14/2020	12/31/2020	2,333	2,323	2,183	1.5
Senior Secured Loan		8.00%	(L +7.00%)	7/18/2019	12/31/2020	4,667	4,661	4,392	2.9
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/22/2022	7,000	7,000	6,549	4.4
						21,000	20,953	19,673	13.2
Truck Hero, Inc. (15)	Truck Trailer Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,987	6,915	4.6

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			9	30	—
Warrants (29,374 units)				7/26/2012	3/5/2022 (12)		82	14	—
							91	44	—
United Natural Foods (14) (15)	General Line Grocery Merchant Wholesalers
Senior Secured Loan		4.40%	(L +4.25%)	6/9/2020	10/22/2025	478	460	468	0.3

Wastebuilt Environmental Solutions, LLC (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.25%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,901	5,402	3.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Weight Watchers International, Inc. (14) (15)	Diet and Weight Reducing Centers
Senior Secured Loan		5.50%	(L +4.75%)	6/10/2020	11/29/2024	$485	$485	$485	0.3%

Xperi (14) (15)	Semiconductor and Related Device Manufacturing
Senior Secured Loan		4.15%	(L +4.00%)	6/1/2020	6/1/2025	514	471	502	0.3

Total Debt and Equity Investments						$321,583	$322,848	$291,528	194.5%

Structured Finance Note Investments
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		19.80% (9)		9/27/2019	10/20/2032 (17)	2,750	2,320 (16)	2,038	1.4

Elevation CLO 2017-7, Ltd. (7)
Subordinated Notes		12.26% (9)		2/6/2019	7/15/2030 (17)	10,000	7,165 (16)	5,754	3.8

Flatiron CLO 18, Ltd. (7)
Subordinated Notes		21.27% (9)		1/2/2019	4/17/2031 (17)	9,680	7,306 (16)	6,839	4.6

Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		19.45% (9)		1/8/2020	7/27/2047 (17)	10,000	6,819 (16)	6,743	4.5

Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		9.08% (9)	(L +8.85%)	8/7/2020	8/20/2031 (17)	863	799	797	0.5

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		21.01% (9)		1/23/2020	10/20/2030 (17)	7,000	5,277 (16)	4,904	3.3

Park Avenue Institutional Advisers CLO 2017-1
Mezzanine bond - Class D		6.48% (9)	(L +6.22%)	6/5/2020	11/14/2029 (17)	100	82	89	0.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Regatta II Funding
Mezzanine bond - Class DR2		7.23% (9)	(L +6.95%)	6/5/2020	1/15/2029 (17)	$800	$685	$720	0.5%

THL Credit Wind River 2019‐3 CLO Ltd (7)
Subordinated Notes		15.73% (9)		4/5/2019	4/15/2031 (17)	7,000	5,807 (16)	4,647	3.1

Total Structured Finance Note Investments						$48,193	$36,260	$32,531	21.8%

Total Non-control/Non-affiliate Investments						$369,776	$359,108	$324,059	216.3%
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Software Publishers
Senior Secured Loan (6)		8.50% cash / 1.0% PIK	(L +7.50%)	3/13/2018	3/12/2023	21,285	20,993	11,664	7.8
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	—	—
						21,285	23,540	11,664	7.8
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (4) (8)		9.22%	(L +7.72%)	1/25/2019	1/25/2024	13,743	13,620	13,857	9.2
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,813	2,475	1.7
						13,743	15,433	16,332	10.9
Contract Datascan Holdings, Inc. (4)	Office Machinery and Equipment Rental and Leasing
Subordinated Loan		12.00%	N/A	8/5/2015	2/5/2021	8,022	8,012	7,706	5.1
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			5,848	2,523	1.7
Common Equity (11,273 shares) (10)				6/28/2016			104	36	—
						8,022	13,964	10,265	6.8
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (4) (8)		10.12%	(L +9.12%)	3/8/2018	11/20/2023	10,626	10,570	10,626	7.1
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,694	1.1
						10,626	11,705	12,320	8.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Master Cutlery, LLC (4) (10)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00%	N/A	4/17/2015	7/20/2022	$6,546	$4,764	$—	—%
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						6,546	8,247	—	—
NeoSystems Corp. (4)	Other Accounting Services
Preferred Equity (521,962 convertible shares), 10% PIK				8/14/2014			1,831	2,250	1.5

Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/27/2024	3,788	3,788	3,788	2.5
Common Equity (400 Class A shares)				1/1/2014			217	31,932	21.3
						3,788	4,005	35,720	23.8
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		8.90% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	7,180	7,111	6,849	4.6
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	1,011	0.7
						7,180	8,525	7,860	5.3
TalentSmart Holdings, LLC	Professional and Management Development Training
Senior Secured Loan (4)		8.50%	(L +6.75%)	10/11/2019	10/11/2024	9,813	9,674	9,901	6.6
Senior Secured Loan (Revolver) (5)		8.50%	(L +6.75%)	10/11/2019	10/11/2024	500	493	504	0.3
Common Equity (1,595 Class A shares) (10) (13)				10/11/2019			1,595	900	0.6
						10,313	11,762	11,305	7.5
TRS Services, LLC (4) (10)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (2,088,305 Class A units), 11% PIK				12/10/2014			279	811	0.5
Common Equity (3,000,000 units)				12/10/2014			572	—	—
						—	851	811	0.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan (4)		10.00%	(L +9.00%)	3/1/2019	3/1/2024	$12,103	$11,969	$12,194	8.1%
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	3,464	2.3
						12,103	14,278	15,658	10.4

Total Affiliate Investments						$93,606	$114,141	$124,185	82.7%
Control Investment
MTE Holding Corp. (4)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		11.00% cash / 5.00% PIK	(L +8.50%)	11/25/2015	11/25/2021	7,742	7,742	7,626	5.1
Common Equity (554 shares) (10)				11/25/2015			3,069	458	0.3
						7,742	10,811	8,084	5.4
Total Control Investment						$7,742	$10,811	$8,084	5.4%

Total Investments						$471,124	$484,060	$456,328	304.4%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L) at September 30, 2020, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $342,661 include LIBOR reference rate floor provisions of generally 0.75% to 1.75%; at September 30, 2020, the reference rate on such instruments was generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at September 30, 2020. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(3)
Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

(4)	Investments (or portion thereof) held by SBIC I LP. These assets are pledged as collateral of the SBA debentures and cannot be pledged under any debt obligation of the Company.

(5)	Subject to unfunded commitments. See Note 6 for further details.

(6)	Investment was on non-accrual status as of September 30, 2020, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.

(7)
CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2020
(Dollar amounts in thousands)

(8)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2020:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	8.64%	8.25%	0.39%
Chemical Resources Holdings, Inc.	9.22%	7.50%	1.72%
DRS Imaging Services, LLC	10.12%	9.00%	1.12%
Milrose Consultants, LLC	7.74%	7.00%	0.74%
OnSite Care, PLLC	8.70%	7.25%	1.45%
SourceHOV Tax, Inc.	7.87%	7.00%	0.87%

(9)
The rate disclosed is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amount and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.

(10)	Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2020:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% to 6.00%	13.00% to 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.50%	14.00% or 12.50%	1.50%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%

(12)	Represents expiration date of the warrants.

(13)	All or portion of investment held by a wholly-owned subsidiary subject to income tax.

(14)	Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.

(15)	Investments (or portion thereof) held by OFSCC-FS. These assets are pledged as collateral of the BNP Facility and cannot be pledged under any debt obligation of the Company.

(16)	Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated debt investments.

(17)
Maturity date represents the contractual maturity date of the structured finance notes. Projected cash flows, including the projected amount and timing of terminal principal payments which may be projected to occur prior to the contractual maturity date, were utilized in deriving the effective yield of the investments.

(18)	Not meaningful as there is no outstanding balance on the revolver. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.21%	(L +8.25%)	3/22/2018	3/1/2025	$4,000	$3,970	$4,000	2.4%

Blackhawk Network Holdings, Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		4.80%	(L +3.00%)	10/30/2019	6/15/2025	1,995	1,982	1,999	1.2

BrightSpring Health Services (14) (15)	Residential Intellectual and Developmental Disability Facilities
Senior Secured Loan		6.21%	(L +4.50%)	6/24/2019	3/5/2026	2,985	2,991	3,006	1.8

Brookfield WEC Holdings Inc. (14) (15)	Business to Business Electronic Markets
Senior Secured Loan		4.67%	(L +3.00%)	7/25/2019	8/1/2025	1,990	2,000	2,000	1.2

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (4) (8)		9.83%	(L +7.73%)	8/23/2017	8/23/2022	20,268	20,172	20,466	12.3
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +7.25%)	8/23/2017	8/23/2022	—	(8)	(8)	—
						20,268	20,164	20,458	12.3
Charter NEX US, Inc. (14) (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		5.30%	(L +3.50%)	10/30/2019	5/16/2024	2,000	1,985	1,985	1.2

CHG Healthcare Services, Inc. (15)	All Other Outpatient Care Centers
Senior Secured Loan		4.80%	(L +3.00%)	7/24/2019	6/7/2023	1,999	2,001	2,015	1.2

Cirrus Medical Staffing, Inc. (4)	Temporary Help Services
Senior Secured Loan		10.19%	(L +8.25%)	3/5/2018	10/19/2022	12,564	12,458	12,358	7.4
Senior Secured Loan (Revolver)		10.19%	(L +8.25%)	3/5/2018	10/19/2022	1,408	1,408	1,384	0.8
						13,972	13,866	13,742	8.2
Community Intervention Services, Inc. (4) (6) (10) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.00% cash / 6.00% PIK	N/A	7/16/2015	1/16/2021	9,624	7,639	—	—

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Restaurant Technologies, Inc. (15)	Other Grocery and Related Products Merchant Wholesalers
Senior Secured Loan		5.05%	(L +3.25%)	8/8/2019	10/1/2025	$1,990	$1,994	$2,003	1.2%

Rocket Software, Inc. (15)	Software Publishers
Senior Secured Loan		6.05%	(L +4.25%)	11/20/2018	11/28/2025	665	663	649	0.4
Senior Secured Loan		10.05%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,167	6,094	3.7
						6,940	6,830	6,743	4.1
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			254	186	0.1

Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Common Equity (5,000 Series C units)				3/31/2014		—	500	1,490	0.9

Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	1,611	—	—	—
Other				6/27/2018		—	—	—	—
						1,611	—	—	—
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.)	Child Day Care Services
Senior Secured Loan		6.19%	(L +4.25%)	7/26/2018	7/30/2025	972	970	978	0.6
Senior Secured Loan		10.19%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,157	7,288	4.4
						8,188	8,127	8,266	5.0
Sprint Communications, Inc. (14) (15)	Wired Telecommunications Carriers
Senior Secured Loan		4.81%	(L +3.00%)	6/24/2019	2/2/2024	1,985	1,972	1,980	1.2

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.94%	(L +5.00%)	8/26/2019	8/26/2024	9,975	9,883	9,861	5.9
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +5.00%)	8/26/2019	8/26/2024	—	(6)	(14)	—
						9,975	9,877	9,847	5.9
Stancor, L.P. (4) (10)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK				8/19/2014		—	1,501	1,607	1.0

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

(4)	Investments (or portion thereof) held by SBIC I LP. These assets (or a portion thereof) are held to support the SBA debentures and cannot be pledged under any debt obligation of the Company.

(5)	Subject to unfunded commitments. See Note 6 for further details.

(6)	Investment was on non-accrual status as of December 31, 2019, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.

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

(9)
The rate disclosed is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions the projected amount and timing of terminal principal payments at time of estimation. The estimated yield and investment cost may ultimately not be realized.

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

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
TRS Services, LLC	Senior Secured Loan	0% or 1.00%	12.65% or 1.00%	1.00%

(12)	Represents expiration date of the warrants.

(13)	All or portion of investment held by OFSCC-MB.

(14)	Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.

(15)	Investments (or portion thereof) held by OFSCC-FS. These assets are pledged as collateral of the BNP Facility and cannot be pledged under any other debt obligation of the Company.

(16)	Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO Structured Finance Note investments.

(17)
Maturity date represents the contractual maturity date of the structured finance notes. Projected cash flows, including the projected amount and timing of terminal principal payments which may be projected to occur prior to the contractual maturity date, were utilized in deriving the effective yield of the investments.

(18)	Not meaningful as there is no outstanding balance on the revolver. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
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
The Company is limited to follow-on investments in current portfolio companies held through SBIC I LP. SBIC I LP is subject to SBA regulatory requirements, including: limitations on the businesses and industries in which it can invest; requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the SBIC Act; limitations on the financing terms of investments; and capitalization thresholds that may limit distributions to the Company. SBIC I LP is subject to periodic audits and examinations of its financial statements. SBIC I LP intends, over time, to repay its outstanding SBA debentures prior to their scheduled maturity dates.
OFSCC-FS is a special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments. OFSCC-FS has debt financing through its BNP Facility which provides OFSCC-FS with borrowing capacity of up to $150 million.
OFSCC-MB is a wholly-owned subsidiary taxed under subchapter C of the Code and generally holds the Company's equity investments in portfolio companies that are taxed as pass-through entities.
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
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes thereto. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities or total net assets, or consolidated statements of changes in net assets and consolidated statements of cash flows classifications.
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
Concentration of credit risk: Aside from its debt instruments, including investments in Structured Finance Notes of CLOs, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. The Company

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from debt investments if borrowers fail to perform according to the terms of the contracts, is equal to the Company's recorded investment in debt instruments and the unfunded loan commitments as disclosed in Note 6. The collateral or other security for those instruments proved to be of no value to the Company.
Goodwill: The decline in the price of the Company’s common stock and the level at which it continues to trade relative to the broader stock indices for the BDC industry, led management to conclude in the third quarter of 2020 that an impairment in the value of the Company’s goodwill was more likely than not. Moreover, the discount at which the Company’s stock traded to its net asset value resulted in management's conclusion on the impairment of goodwill equal to the full amount of its carrying value of $1,077 was appropriate.
Intangible asset: On December 4, 2013, in connection with the SBIC Acquisition, the Company recorded an intangible asset of $2,500 attributable to the SBIC license. The Company amortizes this intangible asset on a straight-line basis over its estimated useful life, initially 154 months ended September 30, 2026. Accumulated amortization recognized through June 30, 2020 was $1,284. The Company changed its estimate on the useful life to terminate on December 31, 2025. The Company recognized $54 for the three months ended September 30, 2020, which equates to $216 annually, and which the Company currently anticipates recognizing on a quarterly basis through December 31, 2025.
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
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the Investment Advisory Agreement. The continuation of the Investment Advisory Agreement was most recently approved by the Board on April 2, 2020. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis.
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
License Agreement: The Company is party to a license agreement with OFSAM under which OFSAM has granted the Company a non-exclusive, royalty-free license to use the name “OFS.”
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
Equity Ownership: As of September 30, 2020, affiliates of OFS Advisor held 2,946,474 shares of common stock, which is approximately 22% of the Company's outstanding shares of common stock.
Distributions paid to affiliates and expenses recognized under agreements with OFS Advisor and OFS Services for the three and nine months ended September 30, 2020 and 2019 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Base management fees	$1,871	$2,164	$5,759	$6,062
Incentive fees:
Income Incentive Fee	234	1,214	1,332	3,622
Incentive fee waiver	—	—	(441)	—
Administration fee expense	436	396	1,456	1,250
Distributions paid to affiliates	501	1,002	2,004	3,005
Note 4. Investments
As of September 30, 2020, the Company had loans to 56 portfolio companies, of which 91% were senior secured loans and 9% were subordinated loans, at fair value, as well as equity investments in 14 of these portfolio companies. The Company also held equity investments in nine portfolio companies in which it did not hold a debt investment and nine investments in Structured Finance Notes. At September 30, 2020, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$356,599	73.7%	237.9%	$336,960	73.8%	224.7%
Subordinated debt investments	57,103	11.8	38.1	31,564	6.9	21.1
Preferred equity	18,878	3.9	12.6	11,875	2.6	7.9
Common equity, warrants and other	15,220	3.1	10.2	43,398	9.5	28.9
Total debt and equity investments	447,800	92.5	298.8	423,797	92.8	282.6
Structured Finance Notes	36,260	7.5	24.2	32,531	7.2	21.8
Total investments	$484,060	100.0%	323.0%	$456,328	100.0%	304.4%

(1)
Includes debt investments, typically referred to as unitranche, in which the Company has entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, the Company has agreed to receive its principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $82,880 and $83,413, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Geographic composition is determined by the location of the corporate headquarters of the portfolio company. As of September 30, 2020, the Company's investment portfolio was domiciled as follows:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States of America	$441,902	$418,055	$505,235	$484,946
Canada	1,923	1,830	3,559	3,605
Cayman Islands[1]	36,260	32,531	23,127	21,610
Ireland	—	—	1,897	1,906
Luxembourg	1,981	1,934	2,843	2,843
Switzerland	1,994	1,978	2,010	2,021
Total investments	$484,060	$456,328	$538,671	$516,931
(1) Cayman Island investments represent Structured Finance Notes held by the Company. These investments generally hold underling portfolios of investments in companies domiciled in the United States of America.
As of September 30, 2020, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$210	—%	0.1%
Security Systems Services (except Locksmiths)	6,533	1.3%	4.4	4,657	1.0	3.2
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	20,953	4.3	14.0	19,673	4.3	13.2
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,700	3.7	11.8	14,457	3.2	9.6
Plumbing, Heating, and Air-Conditioning Contractors	8,525	1.8	5.7	7,860	1.7	5.2
Education Services
Colleges, Universities, and Professional Schools	—	—	—	3,356	0.7	2.2
Professional and Management Development Training	11,762	2.4	7.8	11,305	2.5	7.5
Finance and Insurance
Direct Health and Medical Insurance Carriers	396	0.1	0.3	405	0.1	0.3
Insurance Agencies and Brokerages	9,537	2.0	6.4	8,951	2.0	6.0
Health Care and Social Assistance
Child Day Care Services	5,180	1.1	3.5	4,948	1.1	3.3
Diagnostic Imaging Centers	14,278	2.9	9.5	15,658	3.4	10.4
Home Health Care Services	13,636	2.8	9.1	13,766	3.0	9.1
Medical Laboratories	91	—	0.1	44	—	—
Offices of Physicians, Mental Health Specialists	20,721	4.3	13.8	20,163	4.4	13.5
Outpatient Mental Health and Substance Abuse Centers	11,614	2.4	7.7	3,951	0.9	2.6
Information

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Data Processing, Hosting, and Related Services	11,705	2.4	7.8	12,320	2.7	8.2
Software Publishers	29,980	6.2	19.9	18,041	4.0	12.1
Television Broadcasting	1,982	0.4	1.3	1,554	0.3	1.0
Manufacturing
Commercial Printing (except Screen and Books)	4,786	1.0	3.2	4,549	1.0	3.0
Custom Compounding of Purchased Resins	15,433	3.2	10.3	16,332	3.6	10.9
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,426	1.1	3.6	4,696	1.0	3.1
Other Commercial and Service Industry Machinery Manufacturing	1,965	0.4	1.3	1,934	0.4	1.3
Pharmaceutical Preparation Manufacturing	5,999	1.2	4.0	37,698	8.3	25.2
Plastics Plumbing Fixture Manufacturing	1,473	0.3	1.0	1,479	0.3	1.0
Pump and Pumping Equipment Manufacturing	1,501	0.3	1.0	1,220	0.3	0.8
Semiconductor and Related Device Manufacturing	471	0.1	0.3	502	0.1	0.3
Travel Trailer and Camper Manufacturing	10,811	2.2	7.2	8,084	1.8	5.4
Truck Trailer Manufacturing	6,987	1.4	4.7	6,915	1.5	4.6
Unlaminated Plastics Profile Shape Manufacturing	8,046	1.7	5.4	7,795	1.7	5.2
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	19,767	4.1	13.2	19,575	4.3	13.2
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	851	0.2	0.6	811	0.2	0.5
Diet and Weight Reducing Centers	485	0.1	0.3	485	0.1	0.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	25,134	5.2	16.8	25,095	5.5	16.8
All Other Professional, Scientific, and Technical Services	1,923	0.4	1.3	1,830	0.4	1.2
Other Accounting Services	14,663	3.0	9.8	15,422	3.4	10.3
Other Computer Related Services	16,746	3.5	11.2	15,806	3.5	10.6
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.1	0.5	696	0.2	0.5
Real Estate and Rental and Leasing
Construction, Mining, and Forestry Machinery and Equipment Rental and Leasing	499	0.1	0.3	497	0.1	0.3
Office Machinery and Equipment Rental and Leasing	13,964	2.9	9.3	10,265	2.2	6.8
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	7,868	1.6	5.2	7,796	1.7	5.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Shoe store	9,742	2.0	6.5	5,351	1.2	3.6
Sporting Goods Stores	2,911	0.6	1.9	2,942	0.6	2.0
All Other General Merchandise Stores	5,292	1.1	3.5	4,780	1.0	3.2
Transportation and Warehousing
Scheduled Passenger Air Transportation	495	0.1	0.3	504	0.1	0.3
Taxi Service	1,981	0.4	1.3	1,934	0.4	1.3
Wholesale Trade
Business to Business Electronic Markets	2,895	0.6	1.9	2,768	0.6	1.8
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,959	0.4	1.3	1,939	0.4	1.3
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	16,590	3.4	11.1	17,122	3.8	11.5
General Line Grocery Merchant Wholesalers	460	0.1	0.3	468	0.1	0.3
Industrial Machinery and Equipment Merchant Wholesalers	9,696	2.0	6.5	9,060	2.0	6.0
Industrial Supplies Merchant Wholesalers	6,901	1.4	4.6	5,402	1.2	3.6
Motor Vehicle Parts (Used) Merchant Wholesalers	14,194	2.9	9.5	13,633	3.0	9.1
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.7	5.5	—	—	—
Stationary & Office Supply Merchant Wholesaler	16,129	3.3	10.8	7,093	1.6	4.7
Total debt and equity investments	$447,800	92.2%	298.7%	$423,797	92.9%	282.7%
Structured Finance Notes	36,260	7.8	24.2	32,531	7.1	21.7
Total investments	$484,060	100.0%	322.9%	$456,328	100.0%	304.4%
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

At December 31, 2019, the Company had international domiciled debt investments, all denominated in US dollars, with an amortized cost and fair value of $10,309 and $10,374, respectively, and debt and equity investments with an amortized cost and fair value of $505,232 and $484,945, respectively, domiciled in the United States. The industry compositions of the Company’s debt and equity investment portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$500	0.1%	0.3%	$1,490	0.3%	0.9%
Security Systems Services (except Locksmiths)	8,158	1.5	4.9	7,224	1.4	4.3
Temporary Help Services	13,866	2.6	8.3	13,742	2.7	8.2
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	18,611	3.5	11.2	18,592	3.6	11.2
Construction
Electrical Contractors and Other Wiring Installation Contractors	16,520	3.1	9.9	14,639	2.8	8.8
Plumbing, Heating, and Air-Conditioning Contractors	8,422	1.6	5.1	9,583	1.9	5.8
Education Services
Colleges, Universities, and Professional Schools	—	—	—	—	—	—
Professional and Management Development Training	11,574	2.1	6.9	11,575	2.2	6.9
Finance and Insurance
Direct Health and Medical Insurance Carriers	395	0.1	0.2	405	0.1	0.2
Insurance Agencies and Brokerages	11,487	2.1	6.9	11,386	2.2	6.8
Health Care and Social Assistance
All Other Outpatient Care Centers	2,001	0.4	1.2	2,015	0.4	1.2
Child Day Care Services	8,126	1.5	4.9	8,266	1.6	5.0
Diagnostic Imaging Centers	14,247	2.6	8.6	14,191	2.7	8.5
Freestanding Ambulatory Surgical and Emergency Centers	2,950	0.5	1.8	2,976	0.6	1.8
General Medical and Surgical Hospitals	2,612	0.5	1.6	2,632	0.5	1.6
Home Health Care Services	16,627	3.1	10.0	16,236	3.1	9.7
Medical Laboratories	91	—	0.1	22	—	—
Offices of Physicians, Mental Health Specialists	20,047	3.6	12.0	19,945	3.8	12.0
Outpatient Mental Health and Substance Abuse Centers	11,609	2.2	7.0	4,000	0.8	2.4
Residential Intellectual and Developmental Disability Facilities	2,991	0.6	1.8	3,006	0.6	1.8
Information
Data Processing, Hosting, and Related Services	11,805	2.2	7.1	11,900	2.3	7.1
Internet Publishing and Broadcasting and Web Search Portals	1,969	0.4	1.2	1,992	0.4	1.2
Software Publishers	41,054	7.5	24.5	38,373	7.3	22.9
Television Broadcasting	1,997	0.4	1.2	1,997	0.4	1.1

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Wired Telecommunications Carriers	1,972	0.4	1.2	1,980	0.4	1.2
Manufacturing
Commercial Printing (except Screen and Books)	$4,778	0.9%	2.9%	$4,591	0.9%	2.8%
Custom Compounding of Purchased Resins	15,405	2.9	9.2	16,408	3.2	9.8
Motor Vehicle Body Manufacturing	1,970	0.4	1.2	1,997	0.4	1.2
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,412	1.0	3.2	4,213	0.8	2.5
Other Commercial and Service Industry Machinery Manufacturing	2,229	0.4	1.3	2,262	0.4	1.4
Pharmaceutical and Medicine Manufacturing	853	0.2	0.5	853	0.2	0.5
Pharmaceutical Preparation Manufacturing	7,931	1.5	4.8	19,694	3.8	11.8
Plastics Plumbing Fixture Manufacturing	1,484	0.3	0.9	1,498	0.3	0.9
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.9	1,607	0.3	1.0
Travel Trailer and Camper Manufacturing	10,520	2.0	6.3	8,717	1.7	5.2
Truck Trailer Manufacturing	6,990	1.3	4.2	6,690	1.3	4.0
Unlaminated Plastics Profile Shape Manufacturing	10,046	1.9	6.0	9,959	1.9	6.0
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	20,165	3.6	12.1	20,458	3.9	12.3
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	19,106	3.4	11.5	18,265	3.5	11.0
Communication Equipment Repair and Maintenance	4,493	0.8	2.7	4,512	0.9	2.7
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	17,496	3.2	10.5	17,492	3.4	10.5
Advertising Agencies	1,987	0.4	1.2	2,001	0.4	1.2
All Other Professional, Scientific, and Technical Services	1,925	0.4	1.2	1,925	0.4	1.2
Other Accounting Services	1,698	0.3	1.0	2,250	0.4	1.4
Other Computer Related Services	18,242	3.4	10.9	18,353	3.6	11.0
Testing Laboratories	1,987	0.4	1.2	2,004	0.4	1.2
Public Administration
Other Justice, Public Order, and Safety Activities	9,846	1.8	5.9	407	0.1	0.2
Public Finance Activities	1,941	0.4	1.2	2,007	0.4	1.2
Real Estate and Rental and Leasing
Office Machinery and Equipment Rental and Leasing	13,698	2.5	8.2	14,342	2.8	8.6

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	$6,419	1.2%	3.9%	$6,363	1.2%	3.8%
Shoe Store	9,675	1.8	5.8	9,917	1.9	6.0
Sporting Goods Stores	1,921	0.4	1.2	1,983	0.4	1.2
Supermarkets and Other Grocery (except Convenience) Stores	1,081	0.2	0.6	1,094	0.2	0.7
All Other General Merchandise Stores	5,402	1.0	3.2	5,020	1.0	3.0
Transportation and Warehousing
General Warehousing and Storage	13,790	2.6	8.3	14,165	2.7	8.5
Taxi Service	1,990	0.4	1.2	1,990	0.4	1.2
Wholesale Trade
Business to Business Electronic Markets	3,920	0.7	2.4	3,960	0.8	2.4
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	3,955	0.7	2.4	3,976	0.8	2.4
Industrial Machinery and Equipment Merchant Wholesalers	9,700	1.8	5.8	9,662	1.9	5.8
Industrial Supplies Merchant Wholesalers	6,883	1.3	4.1	6,584	1.3	4.0
Motor Vehicle Parts (Used) Merchant Wholesalers	13,119	2.4	7.9	13,119	2.5	7.9
Other Grocery and Related Products Merchant Wholesalers	1,995	0.4	1.2	2,003	0.4	1.2
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.5	4.9	255	—	0.2
Stationery and Office Supplies Merchant Wholesalers	16,113	3.0	9.7	14,559	2.8	8.7
Total debt and equity investments	$515,545	95.7%	309.4%	$495,321	95.8%	297.3%
Structured Finance Notes	23,126	4.3	14.0	21,610	4.2	12.9
Total investments	$538,671	100.0%	323.4%	$516,931	100.0%	310.2%
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $49,525 and $18,757, respectively, at September 30, 2020, and $22,249 and $662, respectively, at December 31, 2019.
On March 27, 2020, the Company's debt investment in Constellis Holdings, LLC was restructured, pursuant to which the Company converted its non-accrual debt investment into 20,628 common shares of equity. The cost and fair value of the common shares received were $703 and $703, respectively, as of March 31, 2020. The Company recognized a realized loss on the restructuring of $9,145 for the nine months ended September 30, 2020, which was fully recognized as an unrealized loss as of December 31, 2019.
On September 4, 2020, the Company's equity investment in Sentry Centers Holdings, LLC was restructured, pursuant to which the Company converted its 500 Series C units into 269 shares of common equity. In addition, the Company invested $160 in a capital raise and received Series A and Series B preferred units. Accordingly, during the three months ended September 30, 2020, the Company recognized a realized loss of $446.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

On September 30, 2020, the Company's debt investment in Southern Technical Institute, LLC was restructured, pursuant to which the Company received proceeds of $529, in full satisfaction of contractually due interest of $215 and principal of $1,660. This investment was carried at a cost of $-0-. Accordingly, during the three and nine months ended September 30, 2020, the Company fully recognized a realized gain of $314 as the investment was carried at cost as of December 31, 2019. As of September 30, 2020, the Company holds equity appreciation rights with a cost and fair value of $-0- and $3,356, respectively.
On January 31, 2019, Maverick Healthcare Equity, LLC was acquired in a purchase transaction. Proceeds from this transaction were insufficient to redeem the class of equity held by the Company. Accordingly, during the nine months ended September 30, 2019, the Company recognized a net loss of $89, which is comprised of $900 realized loss net of $811 unrealized loss reversal.

Note 5. Fair Value of Financial Instruments
The Company’s investments are carried at fair value as determined by the Board. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values are determined with models or other valuation techniques, valuation inputs, and assumptions that market participants would use in pricing the subject asset or liability. Valuation inputs are organized in a hierarchy that gives the highest priority to prices for identical assets or liabilities quoted in active markets (Level 1) and the lowest priority to fair values based on unobservable inputs (Level 3). The three levels of inputs in the fair value hierarchy are described below:
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $3,585 and $599 were transferred from Level 3 to Level 2 during the three and nine months ended September 30, 2020, respectively. Senior securities with a fair value of $0 and $628 were transferred from Level 3 to Level 2 during the three and nine months ended September 30, 2019, respectively.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk, which is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Security	Level 1	Level 2	Level 3	Fair Value at September 30, 2020
Debt investments	$—	$23,547	$344,977	$368,524
Equity investments	—	—	55,273	55,273
Structured Finance Notes	—	—	32,531	32,531
	$—	$23,547	$432,781	$456,328

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Debt investments	$—	$74,666	$377,149	$451,815
Equity investments	—	—	43,506	43,506
Structured Finance Notes	—	—	21,610	21,610
	$—	$74,666	$442,265	$516,931

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of September 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at September 30, 2020	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$287,788	Discounted cash flow	Discount rates	7.28% - 24.42% (10.43%)
Senior secured	13,961	Market approach	EBITDA multiples	8.50x - 8.50x (8.50x)
Senior secured	11,664	Market approach	Revenue multiples	1.27x - 1.27x (1.27x)
Subordinated	19,120	Discounted cash flow	Discount rates	10.92% - 24.50% (19.61%)
Subordinated	12,444	Market approach	EBITDA multiples	3.87x - 7.5x (5.94x)
Subordinated	—	Market approach	Revenue multiples	0.10x - 0.18x (0.14x)

Structured Finance Notes
Subordinated notes (3)	30,925	Discounted cash flow	Discount rates	20.00% - 24.50% (21.92%)
			Constant Default Rate(1)	2.00% - 2.00% (2.00%)
			Constant Default Rate(2)	3.00% - 3.00% (3.00%)
			Recovery Rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,606	Discounted cash flow	Discount rates	8.60% - 10.50% (9.79%)
			Constant Default Rate(1)	0.00% - 2.00% (1.01%)
			Constant Default Rate(2)	3.00% - 3.00% (3.00%)
			Recovery Rate	60.00% - 60.00% (60.00%)

Equity investments:
Preferred equity	10,827	Market approach	EBITDA multiples	6.50x - 8.50x (7.29x)
Preferred equity	1,048	Market approach	Revenue multiples	0.18x - 1.42x (0.87x)
Common equity, warrants and other	43,382	Market approach	EBITDA multiples	3.75x - 11.00x (7.98x)
Common equity, warrants and other	16	Market approach	Revenue multiples	0.18x - 1.42x (0.39x)
	$432,781
(1) Constant default rates for the next nine months.
(2) Constant default rates for the nine months following the next nine months.
(3) The cash flows utilized in the discounted cash flow calculations assume liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices, and redeployment of proceeds at the issuing CLO's assumed reinvestment rate.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2020 and September 30, 2019.

	Nine Months Ended September 30, 2020
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Notes	Total
Level 3 assets, January 1, 2020	$334,059	$43,090	$17,729	$25,777	$21,610	$442,265

Net realized gain (loss) on investments	(9,396)	—	51	(497)	—	(9,842)
Net unrealized appreciation (depreciation) on investments	(5,039)	(11,895)	(2,808)	17,320	(2,211)	(4,633)
Amortization of Net Loan Fees	854	16	—	—	—	870
Accretion of interest income on structured-finance notes	—	—	—	—	4,141	4,141
Capitalized PIK interest and dividends	859	375	388	—	—	1,622
Amendment fees	(9)	(22)	—	—	—	(31)
Purchase and origination of portfolio investments	57,261	—	160	95	13,605	71,121
Proceeds from principal payments on portfolio investments	(54,157)	—	—	—	—	(54,157)
Sale and redemption of portfolio investments	(9,717)	—	(3,645)	—	—	(13,362)
Proceeds from distributions received from portfolio investments	—	—	—	—	(4,614)	(4,614)
Conversion from debt investment to equity investment (Note 4)	(703)	—	—	703	—	—
Transfers out of Level 3	(599)	—	—	—	—	(599)

Level 3 assets, September 30, 2020	$313,413	$31,564	$11,875	$43,398	$32,531	$432,781

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
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2020 and 2019, attributable to the Company’s assets still held at those respective period ends was as follows:

	Nine Months Ended September 30,
	2020	2019
Senior secured debt investments	$(15,145)	$(7,993)
Subordinated debt investments	(11,899)	(709)
Preferred equity	(2,801)	1,074
Common equity, warrants and other	18,310	3,025
Structured Finance Notes	(2,212)	(1,172)
Net unrealized depreciation on investments held	$(13,747)	$(5,775)

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The PWB Credit Facility and BNP Facility are variable rate instruments and fair value is approximately book value.
The following table sets forth carrying values and fair values of the Company’s debt as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	24,650	24,650	56,450	56,450
Unsecured Notes Due September 2023	24,035	24,500	—	—
Unsecured Notes Due April 2025	48,826	46,260	48,634	50,600
Unsecured Notes Due October 2025	47,277	45,749	47,093	49,282
Unsecured Notes Due October 2026	52,544	48,262	52,325	54,282
SBA-guaranteed debentures	127,355	142,003	147,976	155,562
Total debt, at fair value	$324,687	$331,424	$352,478	$366,176
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	24,650	24,650
Unsecured Notes Due September 2023	24,500	—	—	24,500
Unsecured Notes Due April 2025	46,260	—	—	46,260
Unsecured Notes Due October 2025	45,749	—	—	45,749
Unsecured Notes Due October 2026	48,262	—	—	48,262
SBA-guaranteed debentures	—	—	142,003	142,003
Total debt, at fair value	$164,771	$—	$166,653	$331,424

	December 31, 2019
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	56,450	56,450
Unsecured Notes Due April 2025	50,600	—	—	50,600
Unsecured Notes Due October 2025	49,282	—	—	49,282
Unsecured Notes Due October 2026	54,282	—	—	54,282
SBA-guaranteed debentures	—	—	155,562	155,562
Total debt, at fair value	$154,164	$—	$212,012	$366,176
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments at current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table sets forth the carrying values and fair values of the Company’s debt as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	24,650	24,650	56,450	56,450
Unsecured Notes Due September 2023	24,035	24,500	—	—
Unsecured Notes Due April 2025	48,826	46,260	48,634	50,600
Unsecured Notes Due October 2025	47,277	45,749	47,093	49,282
Unsecured Notes Due October 2026	52,544	48,262	52,325	54,282
SBA-guaranteed debentures	127,355	142,003	147,976	155,562
Total debt, at fair value	$324,687	$331,424	$352,478	$366,176

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of September 30, 2020:

Name of Portfolio Company	Investment Type	Commitment
A&A Transfer, LLC	Senior Secured Loan (Revolver)	$2,136
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	2,920
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	2,344
		$7,400
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2020.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable BDC regulations and SBIC I LP is subject to periodic inspections by the SBA.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide for general indemnification. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company believes the risk of any material obligation under these indemnifications to be low.
Note 7. Borrowings
SBA Debentures: The SBA debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $239,575 and $249,576 in assets at September 30, 2020, and December 31, 2019, respectively, which accounted for approximately 50% and 49% of the Company’s total consolidated assets, respectively. The average dollar amount of borrowings outstanding during the nine months ended September 30, 2020 and 2019, were $136,130 and $149,880, respectively. These assets cannot be pledged under any debt obligation of the Company.
During the nine months ended September 30, 2020, SBIC I LP prepaid $21,110 of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. The Company recognized losses on extinguishment of debt of $236 related to the charge-off of deferred borrowing costs on the prepaid debentures. As of September 30, 2020, SBIC I LP had outstanding SBA debentures of $128,770.
BNP Facility: OFSCC-FS has up to $150,000 of available credit, subject to borrowing base requirements, under the BNP Facility maturing on June 20, 2024, of which $24,650 was drawn as of September 30, 2020. The effective interest rate on the BNP Facility was 6.66% at September 30, 2020. The average dollar amount of borrowings outstanding during the nine months ended September 30, 2020 and 2019, were $43,675 and $9,879, respectively. Borrowings under the BNP Facility are secured by

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

substantially all of the assets held by OFSCC-FS, which were $64,785, or 13%, of the Company's total consolidated assets at September 30, 2020. The unused commitment under the BNP Facility was $125,350 as of September 30, 2020.
PWB Credit Facility: The Company has up to $50,000 of available credit, subject to borrowing base requirements, under its PWB Credit Facility maturing February 28, 2021, of which $-0- was drawn as of September 30, 2020. The average dollar amount of borrowings outstanding during the nine months ended September 30, 2020 and 2019, were $20,237 and $35,158, respectively. The effective interest rate on the PWB Credit Facility was 5.62% at September 30, 2020. As of September 30, 2020 the unused commitment under the PWB Credit Facility was $50,000.
In June and July 2020, the BLA was amended to, among other things: modify certain financial performance covenants and reduce the total commitment from $100,000 to $50,000. The Company recognized a loss on extinguishment of debt of $100 related to the charge-off of deferred borrowing costs on the commitment reduction.
On October 7, 2020, the BLA was amended to reduce the total commitment under the PWB Credit Facility from $50,000 to $20,000. In October 2020, the Company expects to recognize a loss on extinguishment of debt of $42 related to the charge-off of deferred borrowing costs on this commitment reduction.
Unsecured Notes: As of September 30, 2020, the Company had Unsecured Notes with an aggregate outstanding principal of $177,850. The average dollar amount of borrowings under the Unsecured Notes outstanding during the nine months ended September 30, 2020 and 2019, were $154,036 and $98,525, respectively. The weighted average effective interest rate on the Unsecured Notes was 6.89% at September 30, 2020.
In September 2020, the Company closed the public offering of the Unsecured Notes Due September 2023. The total net proceeds to the Company from the Unsecured Notes Due September 2023, after deducting underwriting discounts of $750 and estimated offering expenses of $226, were approximately $24,024. The Unsecured Notes Due September 2023 will mature on September 30, 2023 and bear an effective interest rate, including amortization of deferred debt issuance costs, of 7.54%. The Unsecured Notes Due September 2023 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 30, 2021 at the redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest. The indenture governing the Unsecured Notes Due September 2023 contains covenants substantially identical to the other Unsecured Notes.
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
Interest expense for the three and nine months ended September 30, 2020 and 2019 on the Company's outstanding borrowings is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SBA Debentures	$1,068	$1,295	$3,406	$3,843
PWB Credit Facility	285	802	1,276	1,896
Unsecured Notes	2,662	1,726	7,867	5,178
BNP Facility	433	641	1,752	647
Total interest expense	$4,448	$4,464	$14,301	$11,564

Average dollar borrowings	$332,733	$325,127	$354,078	$293,442
Weighted average interest rate	5.36%	4.93%	5.36%	4.92%
Interest expense includes the stated interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table shows the scheduled maturities of the principal balances of the Company's outstanding borrowings as of September 30, 2020:

	Payments due by period
	Total	Less than year	1-3 years (1)	4-5 years (1)	After 5 years (1)
PWB Credit Facility	$—	$—	$—	$—	$—
Unsecured Notes	177,850	—	25,000	50,000	102,850
SBA Debentures	128,770	—	14,000	114,770	—
BNP Facility	24,650	—	—	24,650	—
Total	$331,270	$—	$39,000	$189,420	$102,850

(1)	The SBA debentures are scheduled to mature between September 2022 and September 2025. The Unsecured Notes are scheduled to mature between October 2023 and October 2026.
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
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020	December 31, 2019
Tax-basis amortized cost of investments	$478,907	$531,781
Tax-basis gross unrealized appreciation on investments	41,994	24,326
Tax-basis gross unrealized depreciation on investments	(64,573)	(39,176)
Tax-basis net unrealized depreciation on investments	(22,579)	(14,850)
Fair value of investments	$456,328	$516,931
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Per share operating performance:
Net asset value per share at beginning of period	$10.10	$12.95	$12.46	$13.10
Net investment income (4)	0.20	0.36	0.69	1.09
Net realized loss on non-control/non-affiliate investments (4)	—	—	(0.74)	(0.06)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes (4)	0.35	(0.49)	(0.82)	(0.72)
Net unrealized appreciation on affiliate investments (4)	0.75	0.36	0.47	0.40
Net unrealized appreciation (depreciation) on control investment (4)	0.04	(0.10)	(0.07)	(0.05)
Loss on extinguishment of debt (4)	(0.01)	—	(0.03)	—
Loss on impairment of goodwill (4)	(0.08)	—	(0.08)	—
Total from operations	1.25	0.13	(0.58)	0.66
Distributions	(0.17)	(0.34)	(0.68)	(1.02)
Issuance of common stock (10)	—	—	(0.02)	—
Net asset value per share at end of period	$11.18	$12.74	$11.18	$12.74

Per share market value, end of period	$4.71	$11.61	$4.71	$11.61
Total return based on market value (1)(9)	8.0%	(0.4)%	(50.9)%	19.3%
Total return based on net asset value (2)(9)	14.7%	1.3%	4.5%	5.9%
Shares outstanding at end of period	13,406,402	13,371,451	13,406,402	13,371,451
Weighted average shares outstanding	13,399,767	13,366,515	13,389,830	13,361,757
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$142,655	$171,769	$145,480	$173,211
Net asset value at end of period	$149,912	$170,406	$149,912	$170,406
Net investment income	$2,712	$4,853	$9,291	$14,541
Ratio of total expenses, net to average net assets (5)(7)	21.8%	21.0%	23.0%	18.9%
Ratio of total expenses, and losses on impairment of goodwill and extinguishment of debt to average net assets(5)	22.7%	—%	23.9%	—%
Ratio of net investment income to average net assets (5)(8)	7.6%	11.3%	8.5%	11.2%
Ratio of goodwill impairment loss to average net assets(9)	0.8%	—%	0.7%	—%
Ratio of loss on extinguishment of debt to average net assets(9)	0.1%	—%	0.2%	—%
Portfolio turnover (6)	1.6%	4.5%	17.3%	13.9%

(1)	Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.

(2)	Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at the Company’s dividend reinvestment plan for the respective distributions.

(3)	Based on the average of the net asset value at the beginning and end of the indicated period and if applicable the preceding calendar quarters.

(4)	Calculated on the average share method.

(5)	Annualized.

(6)
Portfolio turnover rate is calculated using the lesser of period-to-date sales, Structured Finance Note distributions and principal payments or period-to-date purchases over the average of the invested assets at fair value.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

(7)	Ratio of total expenses before incentive fee waiver to average net assets was 23.4% for the nine months ended September 30, 2020.

(8)	Ratio of net investment income before incentive fee waiver to average net assets was 8.1% for the nine months ended September 30, 2020.

(9)	Not annualized.

(10)	Common stock issued through DRIP.

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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may be affected by SBIC I LP's distributions to the Company, which are governed by SBA regulations and currently require the prior approval of the SBA. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. Net assets of SBIC I LP were $111,773, and consolidated cash at September 30, 2020 includes $5,102 held by SBIC I LP, of which $4,889 was available for distribution to the Company with the prior consent of the SBA. Net Assets of OFSCC-FS were $38,516, and consolidated cash at September 30, 2020 includes $945 held by OFSCC-FS, of which $-0- was available for distribution to the Company.
The following table summarizes distributions declared and paid for the nine months ended September 30, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine Months Ended September 30, 2019
March 5, 2019	March 22, 2019	March 29, 2019	$0.34	$4,497	3,797	$45
April 30, 2019	June 21, 2019	June 28, 2019	0.34	4,479	5,327	64
August 2, 2019	September 23, 2019	September 30, 2019	0.34	4,488	4,990	58
			$1.02	$13,464	$14,114	$167
Nine Months Ended September 30, 2020
March 11, 2020	March 24, 2020	March 31, 2020	$0.34	$4,484	15,693	$64
May 4, 2020	June 23, 2020	June 30, 2020	0.17	2,244	7,165	32
July 28, 2020	September 23, 2020	September 30, 2020	0.17	2,246	6,708	32
			$0.68	$8,974	$29,566	$128
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
Stock repurchase program:
The Company maintains a Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. No shares of common stock were repurchased under the Stock Repurchase Program during the nine months ended September 30, 2020 and 2019, respectively.
On May 4, 2020, the Board extended the Stock Repurchase Program for an additional two-year period ending May 22, 2022, or until the approved dollar amount has been used to repurchase shares.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

		Period Ended September 30, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2020, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$(129)	$884	$—	$49	$933	$7,464	$291	$(129)	$7,626
	Common Equity	—	(795)	—	—	—	—	1,253	—	(795)	458
		—	(924)	884	—	49	933	8,717	291	(924)	8,084

Total Control Investment		—	(924)	884	—	49	933	8,717	291	(924)	8,084
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	(8,252)	572	—	—	572	20,099	70	(8,505)	11,664
	Common Equity (6)	—	(1,044)	—	—	—	—	1,044	—	(1,044)	—
		—	(9,296)	572	—	—	572	21,143	70	(9,549)	11,664

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	83	1,024	—	—	1,024	13,746	111		13,857
	Common Equity (6)	—	(187)	—	—	—	—	2,662	—	(187)	2,475
		—	(104)	1,024	—	—	1,024	16,408	111	(187)	16,332

Contract Datascan Holdings, Inc.	Subordinated Loan	—	(311)	783	—	—	783	8,000	17	(311)	7,706
	Preferred Equity (7)	—	(3,397)	250	—	—	250	5,671	250	(3,398)	2,523
	Common Equity (6)	—	(635)	—	—	—	—	671	—	(635)	36
		—	(4,343)	1,033	—	—	1,033	14,342	267	(4,344)	10,265

DRS Imaging Services, LLC	Senior Secured Loan	—	157	884	—	—	884	10,569	172	(115)	10,626
	Common Equity (6)	—	363	—	—	—	—	1,331	363		1,694
		—	520	884	—	—	884	11,900	535	(115)	12,320

Master Cutlery, LLC	Subordinated Loan (6)	—	(255)	—	—	—	—	255	—	(255)	—
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(255)	—	—	—	—	255	—	(255)	—

NeoSystems Corp.	Preferred Equity (7)	—	(133)	133	—	—	133	2,250	133	(133)	2,250

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Period Ended September 30, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2020, Fair Value (5)
Pfanstiehl Holdings, Inc	Subordinated Loan	$—	$19	$168	$—	$—	$168	$3,788	$21	$(21)	$3,788
	Common Equity	—	19,953	100	100	—	200	11,979	19,953	—	31,932
		—	19,972	268	100	—	368	15,767	19,974	(21)	35,720

Professional Pipe Holdings, LLC	Senior Secured Loan	—	(424)	643			643	7,170	103	(424)	6,849
	Common Equity (6)	—	(1,402)	—	—	—	—	2,413	—	(1,402)	1,011
		—	(1,826)	643	—	—	643	9,583	103	(1,826)	7,860

TalentSmart Holdings, LLC	Senior Secured Loan	—	227	668	—	—	668	9,833	256	(188)	9,901
	Senior Secured Loan (Revolver)	—	11	33	—	—	33	242	262		504
	Common Equity (6)	—	(695)	—	—	—	—	1,500	95	(695)	900
		—	(457)	701	—	—	701	11,575	613	(883)	11,305

TRS Services, Inc.	Senior Term Loan	—	(8)	81	—	7	88	14,623	9	(14,632)	—
	Preferred Equity (Class AA units) (7)	—	(2)	6	—	—	6	547	5	(552)	—
	Preferred Equity (Class A units) (6)	—	811	—	—	—	—	3,095	811	(3,095)	811
	Common Equity (6)	—	—	—	—	—	—	—			—
		—	801	87	—	7	94	18,265	825	(18,279)	811

TTG Healthcare, LLC	Senior Secured Loan	—	397	981	—	9	990	11,767	427	—	12,194
	Preferred Equity (6)	—	1,040	—	—	—	—	2,424	1,040	—	3,464
		—	1,437	981	—	9	990	14,191	1,467	—	15,658

Total Affiliate Investments		—	6,316	6,326	100	16	6,442	135,679	24,098	(35,592)	124,185
Total Control and Affiliate Investments		$—	$5,392	$7,210	$100	$65	$7,375	$144,396	$24,389	$(36,516)	$132,269

(1)
Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(2)
Represents the total amount of interest, fees or dividends included in income for the nine months ended September 30, 2020, during which an investment was included in the Control Investment or Affiliate Investment categories.

(3)
Gross additions include increases in cost basis resulting from a new portfolio investment; PIK interest, fees and dividends; accretion of OID; and net positive change in unrealized appreciation or depreciation.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any, and net negative change in unrealized appreciation or depreciation.

(5)	Fair value was determined using significant unobservable inputs. See Note 5 for further details.

(6)	Non-income producing.

(7)	Dividends credited to income include dividends contractually earned but not declared.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events Not Disclosed Elsewhere
On November 3, 2020, the Board declared a distribution of $0.18 per share for the fourth quarter of 2020, payable on December 31, 2020 to stockholders of record as of December 24, 2020.
On October 7, 2020, the Company executed an amendment to its BLA with Pacific Western Bank in order to reduce the total commitment under the PWB Credit Facility from $50,000 to $20,000. In October 2020, the Company expects to recognize a loss on extinguishment of debt of $42 related to the charge-off of deferred borrowing costs on this commitment reduction.
COVID-19
The Company evaluated events subsequent to September 30, 2020 through November 5, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The COVID-19 pandemic and the preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. The outbreak could have a continued adverse impact on economic and market conditions on a global scale. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the ongoing COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which the Company makes investments have been, and may continue to be, significantly impacted by the COVID-19 pandemic, which in turn has, and may continue to have, an impact on the valuation of the Company’s investments.
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
Overview
Key performance metrics are presented below:

	September 30, 2020	December 31, 2019
Net asset value per common share	$11.18	$12.46

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net investment income per common share	$0.20	$0.36	$0.69	$1.09
Net increase (decrease) in net assets resulting from operations per common share	1.25	0.13	(0.58)	0.66
Distributions paid per common share	0.17	0.34	0.68	1.02
Net investment income per share declined $0.16 from the corresponding quarter in the prior year primarily due to an approximate $0.24 decline in net interest margin—total interest income less interest expense—per share. Weighted average yield on debt and Structured Finance Notes for the three months ended September 30, 2020, declined to 8.99% from 10.51% in the quarter ended September 30, 2019, due to the Company's continuing shift to lower-yielding, first lien senior secured loans of larger borrowers, as well as the placement of our loans to Online Tech Stores, LLC and 3rd Rock Gaming Holding, LLC, with an aggregate cost of $37.1 million, on non-accrual status. The decline in net interest margin was partially offset by declines in management and incentive fees of $0.10 per share as a result of the declines in our net interest margin and the fair value of our portfolio. For the three months ended September 30, 2020, our weighted-average interest costs increased to 5.36% from 4.93% in the quarter ended September 30, 2019, principally due to borrowings under our Unsecured Notes Due October 2026 and the BNP Facility, as well as an increase in uninvested cash. As of September 30, 2020, approximately 93% of our debt is fixed rate.
Our portfolio experienced net gains of $15.3 million, or $1.14 per share, during the three months ended September 30, 2020, principally on the strength of improvement in the fair values of $10.3 million, or 3.2%, on our directly originated debt and equity investments. We also had net appreciation of $5.0 million in our Structured Finance Note and broadly syndicated loan investments, due in part, to the continued increase in liquidity in the broadly syndicated market. The net appreciation in our directly originated investments was primarily due to our investment in the common equity of Pfanstiehl Holdings, Inc., a pharmaceutical ingredients manufacturer, which appreciated $7.9 million in the quarter as a result of performance improvements and expansion of the valuation multiple. Excluding Pfanstiehl Holdings, Inc., the remainder of or equity investments experienced net appreciation of $3.3 million, led by Southern Technical Institute, LLC, which appreciated $2.4 million. These investment valuation increases were partially offset by a decrease in the fair value of our subordinated debt investment in Eblens Holdings, Inc. of $3.4 million. Despite the continued recovery from the first quarter, our portfolio declined $13.7 million, or $1.0 per share, for the nine months ended September 30, 2020.
Since OFS Advisor implemented its business continuity plan in mid-March 2020, the entire team has effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.
We have actively monitored our portfolio companies throughout this period of economic uncertainty, which has included assessments of our portfolio companies' operational and liquidity outlook. During the three months ended September 30, 2020, we extended the maturity date on one subordinated debt investment, rescheduled the due date of one portfolio company's third quarter 2020 interest payment until the fourth quarter of 2020, and amended three debt investments that resulted in increased all-in interest rates. However, 98% of our performing loans as of June 30, 2020, satisfied their third quarter 2020 interest payments. As of September 30, 2020, we have unfunded commitments of $7.4 million. We believe new loan activity in the market in which we operate is below historical levels and we observed a decrease in origination and underwriting activity during the second and third quarters; however, the number of deals currently being reviewed and evaluated has increased to its highest level since the beginning of the COVID-19 pandemic. During the three months ended September 30, 2020, we purchased three broadly syndicated loans and a Structured Finance Note for an aggregate cost of $2.3 million and completed a $7.6 million add-on in a Portfolio Company Investment.
At September 30, 2020, our asset coverage ratio of 174% was within minimum asset coverage requirements under the 1940 Act, and we remained in compliance with all applicable financial thresholds under our outstanding debt. On June 26, 2020, we amended the PWB Credit Facility to provide greater flexibility with financial covenants and thresholds. On October 7, 2020, we executed an amendment to our BLA with Pacific Western Bank in order to reduce the total commitment under the PWB Credit Facility from $50.0 million to $20.0 million. As of September 30, 2020, we had an unused commitment of $50.0 million under our PWB Credit Facility, as well as an unused commitment of $125.4 million under our BNP Facility, both subject to a borrowing base and other covenants. Based on fair values and equity capital at September 30, 2020, we could access these available lines of credit for $100 million and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will continue to selectively deploy capital in new investment opportunities in this challenging environment. As of November 5, 2020, after giving effect to the reduction, our PWB Credit Facility had an unused commitment of $20.0 million, subject to a borrowing base and other covenants.
On November 3, 2020, the Board declared a distribution of $0.18 per share for the fourth quarter of 2020, payable on December 31, 2020 to stockholders of record as of December 24, 2020.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including the impact of travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results, or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay-off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
We are also subject to financial risks, including changes in market interest rates. As of September 30, 2020, approximately $346 million (principal amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based, and many of which are subject to reference-rate floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased, primarily in the second quarter of 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on our portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities indexed to LIBOR. As of September 30, 2020, the majority of our variable rate debt investments are subject to the base rate floor, partially mitigating the impact of the recent decrease in LIBOR on our gross investment income.
We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies continue to be adversely impacted by the COVID-19 pandemic, our future net investment income, financial condition, results of operations and the fair value of our portfolio investments may be materially adversely impacted.
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
Fair value estimates. Our approach to fair value estimates was significantly adjusted in response to the economic uncertainty associated with the spread of the COVID-19 pandemic. Our use of NBIP includes an assessment of whether a sufficient number of market quotations are available or whether a sufficient number of indicative prices from pricing services or brokers or dealers have been received, and whether the depth of the markets from which those quotes were received is sufficient to transact at those prices in amounts approximating our positions in such assets. Moreover, these assessments are generally based on a 90-day moving average of our depth and liquidity metrics. The 90-day moving average generally counters the effects of intermittent quoting activity observed at month- and quarter-ends, irregular quoting activity that tends to artificially inflate our market depth and liquidity metrics. We observed significant declines in market liquidity beginning in the middle of March and concluded the 90-day moving average was not representative of current market conditions given the significant market dislocation during this period. Accordingly, we adjusted our depth and liquidity assessment to one based on a 5-day moving average of the metrics in our liquidity assessments as of March 31, 2020, and partially reverted, utilizing a 60-day moving average, in our September 30, 2020, assessments, as liquidity continued to return to the loan market. One measure of liquidity in the broadly syndicated loan market is the average bid-ask spread on the Refinitiv Market Overall (North America) Loan Index which narrowed to 1.53 points at September 30, 2020, from 3.41 points at March 31, 2020, but has not yet returned to its long-term historic average of 1.0. These changes to our depth and liquidity metrics, as well as changes in the level of the metrics themselves, led to the transfer of three instruments with an aggregate amortized cost of $3.6 million from a fair value estimate based on models and Level 3 inputs to estimates based on NBIP inputs to estimates based on models and Level 3 inputs for the three months ended September 30, 2020.
We also adjusted our Level 3 fair value models throughout this period of heightened economic uncertainty. Our processes included assessments of the impact of the COVID-19 pandemic on the financial condition, results of operations or cash flows of our portfolio companies. Initially, such forward-looking assessments were fragmentary; however as such forward-looking estimates became more reliable, such information was directly incorporated into our fair value models. In circumstances in which reliable forward-looking information was unavailable, we considered the market impact on performance-metric multiples and related impact on enterprise values. Additionally, management observed a decrease in the historic correlation between market spreads used in our synthetic debt rating method and those used in our reunderwriting analysis. These market spreads, though highly correlated before the on set of COVID-19, relate to different segments of the lending market primarily on the basis of borrower size. The synthetic debt rating method is based on market spreads for larger borrowers with rated debt, while the reunderwring analysis market spreads are used for what are considered middle-market borrowers. Management concluded, given the break-down in this relationship, the relative weight given to each of these methods required adjustment to correspond to the market most closely associated with the subject investment. Accordingly, we decreased the weighting for the synthetic debt rating method and increased the weighting for the reunderwriting analysis in the current period year, from a weighting of 50/50 to a weighting of 10/90, at March 31, 2020, and partially reverted to generally 25/75 at June 30, 2020. We believed the overweighting to the reunderwriting analysis during this period more accurately captured the market in which these instruments are exchanged. As of September 30, 2020, we have fully reverted to an equal weighting of these models as we have observed a return, in all significant respects, of the historic correlative relationship between these markets.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at September 30, 2020 (dollar amounts in thousands):

Investment Type	Fair Value at September 30, 2020	Range of Fair Value
		Low-end	High-end
Debt investments:
Senior secured	$336,960	$331,668	$342,307
Subordinated	31,564	29,486	33,725

Structured Finance Notes:
Subordinated notes	30,925	$28,914	32,936
Mezzanine debt	1,606	1,564	1,648

Equity investments:
Preferred equity	11,875	10,555	13,005
Common equity, warrants and other	43,398	39,635	47,330
	$456,328	$441,822	$470,951

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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies, managed by OFS Advisor (the “Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). The Order superseded a previous order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
Portfolio Composition and Investment Activity
Portfolio Composition
As of September 30, 2020, the fair value of our debt investment portfolio totaled $368.5 million in 56 portfolio companies, of which 91% and 9% were senior secured loans and subordinated loans, respectively. As of September 30, 2020, we had equity investments in 23 portfolio companies with a fair value of approximately $55.3 million. We also have nine investments in Structured Finance Notes with a fair value of $32.5 million. We had unfunded commitments of $7.4 million to three portfolio companies at September 30, 2020. Set forth in the tables and charts below is selected information with respect to our portfolio as of September 30, 2020 and December 31, 2019.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of September 30, 2020, and December 31, 2019 (dollar amounts in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$175,926	$152,578	$181,980	$169,230
SBIC I LP	235,639	232,218	256,858	246,371
OFSCC-FS	61,525	61,090	88,458	88,936
OFSCC-MB	10,970	10,442	11,375	12,394
Total investments	$484,060	$456,328	$538,671	$516,931

Portfolio Yields
The weighted average yield on total investments1 was 8.39% and 9.59% at September 30, 2020 and December 31, 2019, respectively. The following table displays the composition of our performing debt investment and Structured Finance Note portfolio by yield range and its weighted average yields as of September 30, 2020, and December 31, 2019:

	September 30, 2020				December 31, 2019
Yield Range	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated	Structured Finance
	Debt	Debt	Notes	Total	Debt	Debt	Notes	Total
Less than 8%	15.0%	—%	—%	12.6%	20.1%	—%	—%	17.3%
8% - 10%	62.2	—	4.3	52.5	21.5	—	—	18.5
10% - 12%	20.2	13.3	—	17.8	48.8	8.6	—	42.7
12% - 14%	1.2	59.6	19.8	7.1	8.4	38.3	25.1	12.0
Greater than 14%	1.4	27.1	75.9	10.0	1.2	53.1	74.9	9.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (2)	9.05%	12.97%	17.62%	10.10%	9.80%	13.52%	15.13%	10.40%
Weighted average yield - total debt and Structured Finance Note investments (3)	8.51%	6.49%	17.62%	8.99%	9.57%	10.57%	15.13%	9.94%
(1) Weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments at the balance sheet date plus the annualized accretion of Net Loan Fees, (ii) the effective yield on our performing preferred equity investments, and (iii) the annual effective yield on Structured Finance Notes, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date.
(2) The weighted average yield on our performing debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest on debt investments plus the annualized accretion of Net Loan Fees; and (ii) the annual effective yield on Structured Finance Notes divided by (b) amortized cost of our debt and Structured Finance Note investments, excluding debt investments in non-accrual status as of the balance sheet date.
(3) The weighted average yield on our total debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest plus the annualized accretion of Net Loan Fees and (ii) plus the annual effective yield on Structured Finance Notes divided by (b) amortized cost of our debt and Structured Finance Note investments, including debt investments in non-accrual status as of the balance sheet date.
The weighted average yield on performing portfolio company debt securities, including Structured Finance Notes, decreased to 10.10% at September 30, 2020 from 10.40% at December 31, 2019, primarily due to the recent decrease in LIBOR, offset by the 11.4% weighted average yield on new debt investments and Structured Finance Notes. The weighted average yield on total debt, including Structured Finance Notes, decreased to 8.99% at September 30, 2020 from 9.94% at December 31, 2019, primarily due to the change to non-accrual status of our investments in Online Tech Stores, LLC and 3rd Rock Gaming Holding, LLC.
As of September 30, 2020, and December 31, 2019, floating rate loans at fair value were 88% and 93% of our debt portfolio, excluding Structured Finance Notes, respectively, and fixed rate loans at fair value were 12% and 7% of this portfolio, respectively.
The weighted average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$356,599	$336,960	$421,970	$408,724
Subordinated debt investments	57,103	31,564	56,731	43,091
Preferred equity	18,878	11,875	21,925	17,729
Common equity, warrants and other	15,220	43,398	14,919	25,777
Total Portfolio Company Investments	$447,800	$423,797	$515,545	$495,321
Total number of portfolio companies	65	65	85	85

(1)
Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $82,880 and $83,413, respectively, at September 30, 2020, and $66,300 and $65,337, respectively, at December 31, 2019.

Approximately 80% of our Portfolio Company Investments at fair value are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structures may provide greater downside protection against the impact of the COVID-19 pandemic.
As of September 30, 2020, the three largest industries of our Portfolio Company Investments by fair value, were (1) Manufacturing (21.5%), (2) Health Care and Social Assistance (13.8%), and (3) Professional, Scientific, and Technical Services (13.7%), totaling approximately 49.1% of the investment portfolio. We have limited exposure to the Retail Trade industry (4.9%), which has been significantly impacted by the COVID-19 pandemic. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4."
The following table presents our debt investment portfolio by investment size as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
Up to $4,000	$35,578	8.6%	$77,809	16.3%	$34,702	9.4%	$75,033	16.6%
$4,001 to $7,000	60,870	14.7	71,558	14.9	65,175	17.7	68,806	15.2
$7,001 to $10,000	76,075	18.4	95,567	20.0	67,664	18.4	77,978	17.3
$10,001 to $13,000	66,259	16.0	54,273	11.3	55,136	15.0	53,903	11.9
Greater than $13,000	174,920	42.3	179,494	37.5	145,847	39.5	176,095	39.0
Total	$413,702	100.0%	$478,701	100.0%	$368,524	100.0%	$451,815	100.0%

Investment Activity
The following is a summary of our Portfolio Company Investment activity for the three and nine months ended September 30, 2020 (dollar amounts in millions):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$1.5	$—	$43.8	$—
Investments in existing portfolio companies
Follow-on investments	7.6	—	17.7	0.1
Restructured investments	—	0.2	—	0.9
Delayed draw and revolver funding	—	—	5.7	—
Total investments in existing portfolio companies	7.6	0.2	23.4	1.0
Total investments in new and existing portfolio companies	$9.1	$0.2	$67.2	$1.0
Number of new portfolio company investments	3	—	13	—
Number of existing portfolio company investments	1	3	16	6

Proceeds/redemptions from principal payments/ equity investments	3.8	—	60.1	—
Proceeds from investments sold or redeemed	1.9	—	63.8	3.6
Total proceeds from principal payments, equity distributions and investments sold	$5.7	$—	$123.9	$3.6
Notable investments in new portfolio companies during the nine months ended September 30, 2020, include A&A Transfer, LLC ($23.7 million senior secured loan and $1.6 million revolver) and SourceHOV Tax, Inc. ($12.8 million senior secured loan).
The weighted-average yield of new debt in Portfolio Company Investment companies during the nine months ended September 30, 2020 was 8.4%.
We also invested $13.6 million in Structured Finance Notes with a weighted average annual effective yield of 18.9% during the nine months ended September 30, 2020.
Non-cash investment activity
On March 27, 2020, our debt investment in Constellis Holdings, LLC was restructured. We converted our non-accrual debt investment into 20,628 common shares of equity. The cost and fair value of the 20,628 common shares of equity received was $0.7 million and $0.7 million, respectively, which we recognized as the investment's cost.

The following is a summary of our Portfolio Company Investment activity for the three and nine months ended September 30, 2019 (dollar amounts in millions):

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
Notable investments in new portfolio companies during the nine months ended September 30, 2019, included Chemical Resources Holdings, Inc. ($13.6 million senior secured loan and $1.8 million in common equity), TTG Healthcare, LLC ($11.9 million senior secured loan and $2.3 million preferred equity). Notable investments in new portfolio companies during the three months ended September 30, 2019 included Milrose Consultants, LLC ($11.5 million senior secured loan) and SSJA Bariatric ($10.1 million senior secured loan).
The weighted-average yield of direct debt investments in new portfolio companies was 8.5% during the nine months ended September 30, 2019.
We also invested $23.4 million in Structured Finance Notes with a weighted average annual effective yield of 15.94% during the nine months ended September 30, 2019.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make. We believe new loan activity in the market in which we operate is below historical levels and we observed a decrease in origination and underwriting activity during the second and third quarters. However, the number of deals currently being reviewed and evaluated has increased since the beginning of the COVID-19 pandemic.

Risk Monitoring
We categorize direct investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2019. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Notes, by credit risk rating as of September 30, 2020, and December 31, 2019 (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	September 30, 2020		December 31, 2019
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	3,788	1.0	17,953	4.0
3 (Average)	290,014	78.7	387,654	85.8
4 (Special Mention)	55,965	15.2	45,546	10.1
5 (Substandard)	18,757	5.1	—	—
6 (Doubtful)	—	—	662	0.1
7 (Loss)	—	—	—	—
	$368,524	100.0%	$451,815	100.0%
Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized gains on the sale of investments, as well as changes in risk categories. Debt investments with a cost and fair value of $31,053 and $25,308, respectively, had risk rating downgrades from risk category 3 to risk category 4 during the nine months ended September 30, 2020. Debt investments with a cost and fair value of $37,122 and $18,757, respectively, had a risk rating downgrade from risk category 4 to risk category 5 during the nine months ended September 30, 2020.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. During the nine months ended September 30, 2020, our debt investments in Online Tech Stores, LLC and 3rd Rock Gaming Holding, LLC were placed on non-accrual status due to the reasonable doubt that principal and interest will be collected, while our debt investments in Constellis Holdings, LLC and Southern Technical Institute, LLC were restructured and removed from non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $49,525 and $18,757, respectively, at September 30, 2020, and $22,249 and $662, respectively, at December 31, 2019.
On March 27, 2020, our debt investment in Constellis Holdings, LLC was restructured. We converted our non-accrual debt investment into 20,628 common shares of equity. The cost and fair value of the common shares received were $0.7 million and $0.7 million, respectively as of September 30, 2020. We recognized a realized loss on the restructuring of $9.1 million for the nine months ended September 30, 2020, which was fully recognized as unrealized losses as of December 31, 2019.
On September 30, 2020, our debt investment in Southern Technical Institute, LLC was restructured, pursuant to which we received proceeds of $529, in full satisfaction of contractually due interest of $215 and principal of $1,660. The investment was carried at a cost of $-0-. Accordingly, during the three months ended September 30, 2020, we recognized a realized gain of $314. As of September 30, 2020, we hold equity appreciation rights with a cost and fair value of $-0- and $3,356, respectively.

Structured Finance Notes
The following table summarizes the composition of our Structured Finance Notes as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$34,694	$30,925	$23,127	$21,610
Mezzanine bonds	1,566	1,606	—	—
Total Structured Finance Notes	$36,260	$32,531	$23,127	$21,610
The weighted average yield on Structured Finance Notes increased to 17.62% at September 30, 2020, from 15.13% at December 31, 2019 primarily due to investments of $13.6 million in Structured Finance Notes with a weighted average annual effective yield of 18.9% during the nine months ended September 30, 2020.
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
We do not believe that our historical operating performance is necessarily indicative of our future results of operations. We are primarily focused on debt investments in middle-market and larger companies in the United States and, to a lesser extent, equity investments, including warrants and other minority equity securities and Structured Finance Notes, which differs to some degree from our historical investment concentration, in that we now also focus on the debt of larger U.S. companies and Structured Finance Notes. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. In addition, SBIC I LP is subject to regulation and oversight by SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.
Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful.

Comparison of the three and nine months ended September 30, 2020 and 2019
Consolidated operating results for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income
Interest income:
Cash interest income (including accretion of interest on Structured Finance Notes)	$9,781	$12,698	$30,706	$35,639
Net Loan Fee amortization	142	382	959	788
Other interest income	—	10	54	107
Total interest income	9,923	13,090	31,719	36,534
PIK income:
PIK interest income	393	245	1,222	611
Preferred equity PIK dividends	45	226	388	660
Total PIK income	438	471	1,610	1,271
Dividend income:
Common and preferred equity cash dividends	—	—	100	262
Total dividend income	—	—	100	262
Fee income:
Management and syndication	89	122	467	772
Prepayment and other fees	37	175	442	264
Total fee income	126	297	909	1,036
Total investment income	10,487	13,858	34,338	39,103
Total expenses, net incentive fee waiver	7,775	9,005	25,047	24,562
Net investment income	2,712	4,853	9,291	14,541
Net gain (loss) on investments	15,313	(3,091)	(15,619)	(5,694)
Loss on extinguishment of debt	(187)	—	(336)	—
Loss on impairment of goodwill	(1,077)	—	(1,077)	—
Net increase (decrease) in net assets resulting from operations	$16,761	$1,762	$(7,741)	$8,847
Interest and PIK income by debt investment type for the three and nine months ended September 30, 2020 and 2019, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income and PIK interest income:
Senior secured debt investments	$7,583	$11,013	$25,667	$30,946
Subordinated debt investments	1,181	1,418	3,092	4,198
Structured Finance Notes	1,553	904	4,183	2,001
Total interest income and PIK interest income	10,317	13,335	32,942	37,145
Plus purchased premiums (less Net Loan Fees) accelerations	38	(130)	(196)	(118)
Recurring interest income and PIK interest income	$10,355	$13,205	$32,746	$37,027
Investment Income
We consider our interest income on direct debt investments to portfolio companies—other than acceleration of Net Loan Fees recognized upon the repayment of a loan—PIK interest income, and the accretable yield on Structured Finance Notes to be recurring in nature. Such recurring interest income and PIK interest income decreased by $2.8 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a $1.8 million decrease in the average outstanding performing loan balance, and a $1.0 million decrease resulting from a 100 basis point reduction in the recurring earned yield on our portfolio primarily due to declines in LIBOR.

Due to the COVID-19 pandemic and the impact to our borrowers, we experienced a partial shift from cash interest to PIK interest resulting from concessions granted to support the borrowers' liquidity. Total PIK income on debt securities was $1.2 million and $0.6 million for the nine months ended September 30, 2020, and September 30, 2019, respectively. During the three months ended September 30, 2020, we amended two loans to increase the PIK rate, and amended one loan to convert third quarter cash interest due of $0.5 million to PIK interest; however, this interest was not recognized in income in the third quarter due to reasonable doubt whether it will be collected. We collected approximately $41,000 in fees related to the aforementioned amendments.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees generally result from periodic transactions rather than from holding portfolio investments and are considered non-recurring. Syndication fees, which are recognized when OFS Advisor sources, structures, and arranges the lending group, and for which we were additionally compensated declined to $0.1 million for the three months ended September 30, 2020, compared to $0.4 million in the first six months of 2020. This decline is attributable to the decrease in direct loan originations from approximately $33.4 million in the first six months of 2020 to $2.0 million in the third quarter of 2020, primarily due to the impacts of the COVID-19 pandemic. Total fee income for the nine months ended September 30, 2020, compared to the corresponding period in the prior year, remained consistent due to an increase in prepayment fees, which offset a decrease in syndication fees.
Expenses
Operating expenses for the three and nine months ended September 30, 2020 and 2019, are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$4,448	$4,464	$14,301	$11,564
Management fee	1,871	2,164	5,759	6,062
Incentive fee	234	1,214	1,332	3,622
Professional fees	422	510	1,530	1,413
Administration fee	436	396	1,456	1,250
Other expenses	364	257	1,110	651
Total expenses before incentive fee waiver	$7,775	$9,005	$25,488	$24,562
Incentive fee waiver	—	—	(441)	—
Total expenses, net of incentive fee waiver	$7,775	$9,005	$25,047	$24,562
Interest expense for the three months ended September 30, 2020, remained consistent over the corresponding prior year period. Interest expense for the nine months ended September 30, 2020, increased over the corresponding prior year period due to an increase in our average borrowings related to the issuance of the Unsecured Notes Due October 2026 and borrowings under the BNP Facility. Interest expense incurred on our debt during the three and nine months ended September 30, 2020 and 2019, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SBA Debentures	$1,068	$1,295	$3,406	$3,843
PWB Credit Facility	285	802	1,276	1,896
Unsecured Notes	2,662	1,726	7,867	5,178
BNP Facility	433	641	1,752	647
Total interest expense (1)	$4,448	$4,464	$14,301	$11,564
(1) Interest expense is inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Management fee expense for the three and nine months ended September 30, 2020, decreased $0.3 million and $0.3 million, respectively, over the corresponding prior year period due to a decrease in the size of our portfolio.
The $1.0 million decrease in incentive fee expense during the three months ended September 30, 2020, and the $2.3 million decrease in incentive fee expense prior to the Income Incentive Fee waiver of $0.4 million during the nine months ended September 30, 2020, compared to the prior year corresponding periods were attributable to a decrease in net investment income resulting from a decline in net interest margin. On May 4, 2020, OFS Advisor agreed to irrevocably waive the receipt of

$0.4 million in Income Incentive Fees (based on net investment income) related to net investment income, that it would otherwise be entitled to receive under the Investment Advisory Agreement for the three months ended March 31, 2020. As a result of the voluntary fee waiver, we incurred Income Incentive Fee expense of $0.4 million for the three months ended March 31, 2020, which is equal to half the Income Incentive Fee expense we would have incurred for such period.
The $0.1 million decrease in professional fees for the three months ended September 30, 2020, compared to the corresponding prior year period was attributable to a reduction in valuation and accounting services. The $0.1 million increase in professional fees for the nine months ended September 30, 2020, compared to the corresponding prior year period was attributable to additional costs related to the prior year audit.
Administration fee expense for the three and nine months ended September 30, 2020, increased $40,000 and $0.2 million, respectively, over the corresponding prior year periods, due to an increase in our allocable portion of OFS Services’s personnel and software costs.
Other expenses for the nine months ended September 30, 2020, increased $0.5 million, over the corresponding prior year period, primarily due to the write-off of deferred offering costs relating to our prior shelf registration and an excise tax accrual, as well as a reversal of an excise tax accrual in the first quarter of 2019.
Net realized and unrealized gain (loss) on investments
Net gain (loss) by investment type for the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Senior secured debt	$7,066	$(3,981)	$(16,428)	$(7,364)
Subordinated debt	(3,995)	(921)	(11,585)	(709)
Preferred equity, net of taxes	(88)	2,396	(2,336)	804
Common equity, warrants and other	10,837	797	16,942	2,747
Structured Finance Notes	1,495	(1,382)	(2,212)	(1,172)
Total net gain (loss) on investments	$15,315	$(3,091)	$(15,619)	$(5,694)
Three and nine months ended September 30, 2020
Our portfolio experienced net gains of $15.3 million in the third quarter of 2020 primarily as a result of performance improvements and expansion of the valuation multiple at Pfanstiehl Holdings, Inc., which appreciated $7.9 million. We also experienced net gains from the return of liquidity to the broadly syndicated loan market, which contributed to the improvement in the fair values of $5.0 million of our Structured Finance Note investments and our broadly syndicated loan investments. One measure of liquidity in the broadly syndicated loan market is the average bid-ask spread on the Refinitiv Market Overall (North America) Loan Index which narrowed to 1.53 points at September 30, 2020, from 1.98 points at June 30, 2020, but has not yet returned to its long-term historic average of 1.0. These net gains were partially offset by $5.7 million in net unrealized losses on our debt investments in Envocore Holding, LLC, Inc., Eblens Holdings, Inc., and 3rd Rock Gaming Holding, LLC.
During the nine months ended September 30, 2020, our portfolio experienced net losses of $15.6 million, primarily due to the adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy, and the related declines in quoted loan prices that have not yet fully recovered from their pre-pandemic levels. Additionally, we incurred realized losses of $10.0 million, primarily due to the loss of $9.1 million on the restructuring of our debt investment in Constellis Holdings, LLC, which was fully recognized as an unrealized loss as of December 31, 2019.
During the three months ended September 30, 2020, we recognized net gains of $7.1 million on our senior debt investments, primarily as a result of unrealized appreciation of $3.5 million and $3.4 million on broadly syndicated loans and directly originated loans, respectively.
During the three months ended September 30, 2020, we recognized net losses of $4.0 million on our subordinated debt investments, primarily as a result of unrealized depreciation of $3.4 million on our investment in Eblens Holdings, Inc.
For the three months ended September 30, 2020, we recognized net gains of $10.8 million on our common equity, warrants and other investments, primarily as a result of unrealized appreciation of $7.8 million on Pfanstiehl Holdings, Inc. and $2.4 million on our equity appreciation rights in Southern Technical Institute, LLC.
For the three months ended September 30, 2020, we recognized unrealized appreciation of $1.5 million on our Structured Finance Note investments, primarily due to the continued return of liquidity to the broadly syndicated loan market.

Three and nine months ended September 30, 2019
We recognized net losses of $4.0 million on senior secured debt during the three months ended September 30, 2019, primarily as a result of the unrealized depreciation of $4.1 million on Constellis Holdings, LLC and $0.8 million on MAI Holdings, Inc, offset by unrealized appreciation of $0.6 million on TRS Services, LLC. Additional net unrealized losses on senior secured debt of $3.4 million for the nine months ended September 30, 2019, were primarily a result of additional unrealized depreciation on Constellis Holdings, LLC and MAI Holdings, Inc. We also recognized a realized gain of $0.2 million primarily as a result of the partial sale of our investment in Cenexel Clinical Research Holdings, Inc. and the sale of our investment in Davis Vision, Inc.
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
Loss on Impairment of Goodwill
The decline in the price of our common stock and the level at which it continues to trade relative to the broader stock indices for the BDC industry, led us to conclude in the third quarter of 2020 that an impairment in the value of our goodwill was more likely than not. Moreover, the discount at which our stock traded to its net asset value resulted in our conclusion on the impairment of goodwill equal to the full amount of its carrying value of $1.1 million was appropriate. The loss on impairment of goodwill did not impact our third quarter management or incentive fees.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2020, we prepaid $21.1 million of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. We recognized losses on extinguishment of debt of $0.24 million related to the charge-off of deferred borrowing costs on the prepaid debentures.
During the three months ended September 30, 2020, the BLA was amended to reduce the total commitment from $100.0 million to $50.0 million. We recognized a loss on extinguishment of debt of $0.1 million related to the charge-off of deferred borrowing costs on the commitment reduction.
Liquidity and Capital Resources
At September 30, 2020, we held cash of $18.3 million, which includes $5.1 million held by SBIC I LP, our wholly owned SBIC, and $0.9 million held by OFSCC-FS. Our use of cash held by SBIC I LP may be restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings or regulatory capital of SBIC I LP and require the prior approval of the SBA. During the nine months ended September 30, 2020, the Parent received distributions of $8.1 million from SBIC I LP. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the nine months ended September 30, 2020, the Parent received $1.7 million in cash distributions from OFSCC-FS. As of September 30, 2020, cash available to be distributed from SBIC I LP and OFSCC-FS were $4.9 million and $-0-, respectively.

At September 30, 2020, we had an unused commitment of $50.0 million under our PWB Credit Facility, as well as an unused commitment of $125.4 million under our BNP Facility, both subject to a borrowing base requirements and other covenants. The Parent may make unsecured loans to SBIC I LP, the aggregate which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of September 30, 2020. On October 7, 2020, we amended our BLA with Pacific Western Bank to reduce the total commitment under the PWB Credit Facility from $50.0 million to $20.0 million. As of November 5, 2020, after giving effect to the reduction, our PWB Credit Facility had an unused commitment of $20.0 million, subject to a borrowing base requirements and other covenants.
Based on fair values and equity capital at September 30, 2020, we could access available lines of credit for $100 million and remain in compliance with our asset coverage requirements. As of November 4, 2020, we had cash on hand of approximately $48.5 million. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
Sources and Uses of Cash
We generate operating cash flows from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments and payment of expenses. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment. As discussed in "Item 1.–Financial Statements–Note 3," we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which may include investment income that we have not received in cash. In addition, we must distribute substantially all of our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. Historically, our distributions have been in excess of taxable income, and we have limited history of net taxable gains. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving line of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash from net investment income	$1,614	$10,270
Net (purchases and originations)/repayments and sales of portfolio investments	40,881	(105,619)
Net cash provided by (used in) operating activities	42,495	(95,349)

Distributions paid to stockholders(1)	(8,974)	(13,464)
Net borrowings under lines of credit	(31,800)	80,475
Repayment of SBA debentures	(21,110)	—
Proceeds from unsecured notes offering, net of discounts	24,250	—
Other financing activities	(11)	(1,860)
Net cash provided by (used in) financing activities	(37,645)	65,151
Increase (decrease) in cash	$4,850	$(30,198)

(1)
The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. See "Item 1–Financial Statements–Note 10."

Cash from net investment income
Cash from net investment income decreased $8.7 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, principally due to an decrease in collected net interest and fee income of $7.5 million and an increase in interest expense paid of $3.1 million, offset by an decrease in fees paid to OFS Advisor and affiliates of $1.1 million, as well as a decrease in other expenses paid of $0.4 million.
Cash flow from net investment income was reduced by $2.8 million during the nine months ended September 30, 2020 as a result of amendments that converted cash interest to PIK interest, loans that have been placed on non-accrual status and deferrals of interest payments to the fourth quarter of 2020. However, 98% of our performing loans as of September 30, 2020 paid interest for the third quarter of 2020.

Net (purchases and originations)/repayments and sales of portfolio investments
During the nine months ended September 30, 2020, net purchases and originations of portfolio investments of $40.9 million were primarily due to $89.8 million of cash we used to purchase portfolio investments, offset by $130.6 million of cash we received from amortized cost repayments, which includes $41.1 in the full loan repayments on TRS Services, LLC, Performance Team LLC, and Cirrus Medical Staffing, Inc., as well as sales on our portfolio investments. During the nine months ended September 30, 2019, net purchases of $105.6 million were due to $168.7 million of cash we used to purchase portfolio investments, offset by $63.1 million of cash we received from principal payments and sales on our portfolio investments. See "—Portfolio Composition and Investment Activity–Investment Activity."
Borrowings
SBA Debentures
SBIC I LP has a SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. As of September 30, 2020 and 2019, SBIC I LP had outstanding debentures of $128.8 million and $149.9 million, respectively.
On a stand-alone basis, SBIC I LP held $239.6 million, and $249.6 million in total assets at September 30, 2020 and December 31, 2019, respectively, which accounted for approximately 50% and 46% of the Company’s total consolidated assets, respectively.
As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP intends, over time, to repay its outstanding SBA debentures prior to the scheduled maturity dates of its debentures. Under a plan approved by the SBA, we will only make follow-on investments in current portfolio companies held by SBIC I LP. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. During the nine months ended September 30, 2020, SBIC I LP prepaid $21.1 million of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. We recognized losses on extinguishment of debt of $0.24 million related to the charge-off of deferred borrowing costs on the prepaid debentures.
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
In June and July 2020, the BLA was amended to, among other things, modify certain financial performance covenants and reduce the total commitment from $100.0 million to $50.0 million. We recognized a loss on extinguishment of debt of $0.1 million related to the charge-off of deferred borrowing costs on the commitment reduction. On October 7, 2020, we executed an amendment to our BLA with Pacific Western Bank in order to reduce the total commitment under the PWB Credit Facility from $50.0 million to $20.0 million. In October 2020, the Company expects to recognize a loss on extinguishment of debt of $42,000 related to the charge-off of deferred borrowing costs on this commitment reduction.
As of September 30, 2020, we had no outstanding balance and an unused commitment of $50.0 million under the PWB Credit Facility. As of November 5, 2020, after giving effect to the reduction, our PWB Credit Facility had an unused commitment of $20.0 million, subject to a borrowing base and other covenants.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of September 30, 2020, we were in compliance with the applicable covenants under the PWB Credit Facility.
Unsecured Notes
In October and November 2019, we publicly offered the Unsecured Notes Due October 2026 with an aggregate principal of $54.3 million, which included a partial exercise of the underwriters' overallotment option. The total net proceeds to us from the Unsecured Notes Due October 2026, after deducting underwriting discounts and offering costs of $2.0 million were $52.3 million. In September 2020, we publicly offered the Unsecured Notes Due September 2023 with aggregate principal of $25.0 million. The total net proceeds to us from the Unsecured Notes Due September 2023, after deducting underwriting discounts and offering costs of approximately $1.0 million, were approximately $24.0. The issuance of the Unsecured Notes totaled $177.9 million in aggregate principal debt, with net proceeds of $171.4 million to us.
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
BNP Facility
On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $24.7 million was drawn as of September 30, 2020. Borrowings under the BNP Facility bear interest based on LIBOR for the relevant interest period, plus an applicable spread. The effective interest rate on the BNP Facility was 6.66% at September 30, 2020. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. The unused commitment under the BNP Facility was $125.4 million as of September 30, 2020. As of September 30, 2020, we were in compliance with the applicable covenants.
On a stand-alone basis, OFSCC-FS held approximately $64.8 million and $92.5 million in total assets at September 30, 2020 and December 31, 2019, respectively, which accounted for approximately 13.4% and 17% of our total consolidated assets, respectively.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities (including SBIC I LP’s SBA-guaranteed debt), to total senior securities, which include all of our borrowings (excluding SBA-guaranteed debt) and any outstanding preferred stock (of which we had none at September 30, 2020), of at least 150%. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective May 3, 2019.
On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On May 4, 2020, the Board extended the Stock Repurchase Program for an additional two-year period. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. No shares of common stock were repurchased during the three months ended September 30, 2020.
As of September 30, 2020, the aggregate amount outstanding of the senior securities issued by us was $202.5 million, for which our asset coverage was 174%. The Small Business Administration Debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 23, 2020, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale).
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of September 30, 2020 (in thousands):

	Payments due by period
Contractual Obligation (1)	Total	Less than year	1-3 years (2)	4-5 years (2)	After 5 years (2)
PWB Credit Facility	$—	$—	$—	$—	$—
Unsecured Notes	177,850	—	25,000	50,000	102,850
SBA Debentures	128,770	—	14,000	114,770	—
BNP Facility	24,650	—	—	24,650	—
Total	$331,270	$—	$39,000	$189,420	$102,850

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)
The PWB Credit Facility is scheduled to mature on February 28, 2021. The SBA debentures are scheduled to mature between September 2022 and September 2025. SBIC I LP intends, over time, to repay outstanding SBA debentures prior to the scheduled maturity dates of its debentures. The Unsecured Notes are scheduled to mature between October 2023 and October 2026. The BNP Facility is scheduled to mature on June 20, 2024.

We continue to believe our long-dated financing, with approximately 88% of our total debt contractually maturing in 2024 and beyond, affords us operational flexibility.
We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $7.4 million in unfunded commitments to three portfolio companies at September 30, 2020. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the PWB Credit Facility.
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
Our Board maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
Recent Developments
On November 3, 2020, our Board declared a distribution of $0.18 per share for the fourth quarter of 2020, payable on December 31, 2020 to stockholders of record as of December 24, 2020.
We evaluated events subsequent to September 30, 2020 through November 5, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The COVID-19 pandemic and the preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. The outbreak could have a continued adverse impact on economic and market conditions on a global scale. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the ongoing COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies, our business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which we make investments have been, and may continue to be, significantly impacted by the COVID-19 pandemic, which in turn has, and may continue to have, an impact on the valuation of our investments.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets. The U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, our net interest margin will be compressed and adversely affect our operating results. For additional information concerning the COVID-19 outbreak and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors.
As of September 30, 2020, 88% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2020, a majority of our floating rate loans were based on a floating LIBOR, subject to its floor.
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. Our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and LIBOR, respectively, with effective interest rates of 5.62% and 6.66%, respectively, as of September 30, 2020.
Assuming that the interim and unaudited consolidated balance sheet as of September 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$16	$(58)	$(42)
50	123	(121)	2
75	262	(183)	79
100	821	(246)	575
125	1,476	(308)	1,168

Basis point decrease	Interest income	Interest expense	Net change
25	$(518)	$63	$(455)
50	n/m (1)	n/m (1)	n/m (1)
75	n/m (1)	n/m (1)	n/m (1)
100	n/m (1)	n/m (1)	n/m (1)
125	n/m (1)	n/m (1)	n/m (1)
(1) Not meaningful.
Item 4. Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2020. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
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
Other than the risks described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. However, the risks below and disclosed in our Annual Report on Form 10-K, may be, and will continue to be, heightened or exacerbated by the COVID-19 pandemic and any worsening of the economic environment. The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Events outside of our control, including public health crises such as the COVID-19 pandemic, have and will continue to negatively affect the results of our operations.
Periods of market volatility may continue in response to pandemics, such as the COVID-19 pandemic, or other events outside of our control. These types of events have and will continue to adversely affect our operating results. In December 2019, COVID-19, caused by a novel strain of the coronavirus, surfaced in Wuhan, China. In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread globally and in the United States, including in the markets in which we operate. We have been and continue to assess the effects of the COVID-19 pandemic on our borrowers and are taking steps to help mitigate the adverse consequences to each of their businesses. As a result of the COVID-19 pandemic, we have and may continue to experience difficulty collecting timely interest and principal payments from our borrowers, our asset values have and may continue to decline, and certain of our outstanding loans may need to be extended or restructured. We have held discussions with our borrowers and they have expressed their general concern about the uncertain economic condition. The impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control. Though the magnitude of the impact remains to be seen, our borrowers and by extension our operating results will be adversely impacted by the COVID-19 pandemic.
In addition to adverse United States domestic and global macroeconomic effects, including the adverse impacts on our portfolio companies and investment assets, the COVID-19 pandemic has caused, and will continue to cause, a reduction in our ability to access capital through the capital markets and through our credit facilities, and has otherwise adversely impacted, and will continue to impact, the operation of our business. The COVID-19 pandemic has also caused, and will continue to cause, substantial disruption to our employees, investors, business partners, referral sources, borrowers and prospective borrowers through self-isolation, travel limitations, business restrictions, and otherwise. Many areas within the United States have imposed mandatory closures for businesses not deemed to be essential, and it is currently unclear for how long such closures will last. Though all of OFS Advisor's employees are able to work remotely, these closures have nevertheless affected many of our borrowers and many businesses through which we seek new borrowers, resulting in significant declines in new loans and investments. These effects, individually or in the aggregate, have, and will continue to, adversely impact our business, financial condition, operating results and cash flows and such adverse impacts may be material.
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
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. A majority of states, including Illinois, where we are headquartered, have declared states of emergency. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the beginning of the COVID-19 pandemic, more than 55 million people have filed claims for unemployment, and stock markets have experienced increased volatility and, in particular, BDC stocks have significantly declined in value. In response to the COVID-19 pandemic, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused OFS Advisor to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. OFS Advisor may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers and business partners.
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
We are not responsible for, and have no influence over, the asset management of the portfolios underlying the Structured Finance Notes we hold as those portfolios are managed by non-affiliated third-party CLO collateral managers. Similarly, we are not responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the individual securities. As a result, the values of the portfolios underlying our Structured Finance Notes could decrease as a result of decisions made by third-party CLO collateral managers.
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
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
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
The COVID-19 pandemic has caused a sharp global slowdown of economic activity resulting in a recession, a steep increase in unemployment in the U.S., and significant volatility and disruption of financial markets. Health advisors warn that “subsequent waves” of the pandemic are possible if reopening is pursued too soon or in the wrong manner or if measures to contain the COVID-19 pandemic are inadequate, which may negatively affect or exacerbate the global economy, the U.S. economy and the global financial markets. The pandemic had a significant adverse impact on us during the first and second quarters of 2020, continued to have an adverse impact on us during the third quarter of 2020 and is expected to continue to adversely impact our company beyond third-quarter 2020. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, we cannot predict or assess its future impact on us with any certainty.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended September 30, 2020, we issued 6,708 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $31,593.
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
During the three months ended September 30, 2020, we repurchased -0- shares of common stock on the open market for under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amount in thousands except shares):

Period	Total Number of Shares Purchased (1)	Cost of Shares Purchased	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
May 22, 2018 through June 30, 2018	—	$—	$—	$10,000
July 1, 2018 through September 30, 2018	—	$—	$—	$10,000
October 1, 2018 through December 31, 2018	300	$3	$10.29	$9,997
January 1, 2019 through March 31, 2019	—	$—	$—	$9,997
April 1, 2019 through June 30, 2019	—	$—	$—	$9,997
July 1, 2019 through September 30, 2019	—	$—	$—	$9,997
October 1, 2019 through December 31, 2019	—	$—	$—	$9,997
January 1, 2020 through March 31, 2020	—	$—	$—	$9,997
April 1, 2020 through June 30, 2020	—	$—	$—	$9,997
July 1, 2020 through September 30, 2020	—	$—	$—	$9,997

(1)	Excludes shares purchased on the open market and reissued in order to satisfy the DRIP obligation.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

4.1	Fourth Supplemental Indenture dated of September 18, 2020 between OFS Capital Corporation and U.S. Bank National Association, as trustee.	Form 8-K 814-00813	September 18, 2020

4.2	Form of 6.25% Notes due 2023 (incorporated by reference to Exhibit 4.1 and Exhibit A therein).	Form 8-K 814-00813	September 18, 2020

10.1	Amendment Three to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated October 7, 2020	Form 8-K 814-00813	October 9, 2020

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2020	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer