Form 10-K
period 2020-12-31
OFS Capital Corp
filed 2021-03-05
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant as of June 30, 2020, was approximately $47.2 million based on $4.52 per share, the last reported sale price of the shares of common stock on the Nasdaq Global Select Market. For the purpose of calculating this amount only, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. On March 4, 2021, there were 13,408,859 shares outstanding of the Registrant’s common stock, $0.01 par value.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OFS Capital Corporation, our logo and other trademarks of OFS Capital Corporation are the property of OFS Capital Corporation. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Defined Terms
We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Advisers Act	Investment Advisers Act of 1940, as amended
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurements and Disclosures"
ASC Topic 946	ASC Topic 946, "Financial Services-Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Follow-on public offering of 3,625,000 shares of our common stock in April 2017
OFS	The collective activities and operations of OFSAM, its subsidiaries, and certain affiliates
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor

OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, LLC, a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SBA	U.S. Small Business Administration
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Secured Revolver Amendment	The amended Business Loan Agreement with Pacific Western Bank, as lender, dated February 17, 2021
Staffing Agreement	Staffing Agreement between the Company and OFSC dated November 7, 2012
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes	CLO mezzanine debt and CLO subordinated debt positions
Synthetic Rating Analysis	A discount rate method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt
Transaction Price	The cost of an arm's length transaction occurring in the same security
Unsecured Notes	The combination of the Unsecured Notes Due September 2023, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025 and the Unsecured Notes Due October 2026
Unsecured Notes Due April 2025	The Company's $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025
Unsecured Notes Due October 2025	The Company's $48.5 million aggregate principal amount of 6.5% notes due October 30, 2025
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026
Unsecured Notes Due September 2023	The Company’s $25.0 million aggregate principal amount of 6.25% notes due September 30, 2023
Unsecured Notes Due February 2026	The Company’s $100.0 million aggregate principal amount of 4.75% notes due February 10, 2026

PART I
As used in this Annual Report on Form 10-K, except as otherwise indicated, the terms “OFS Capital,” “the Company,” “we,” “us,” and “our” refer to OFS Capital Corporation and its consolidated subsidiaries.
Item 1.    Business
GENERAL
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act, which imposes certain investment restrictions on our portfolio. Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy is to maintain a credit investment portfolio focused primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual EBITDA between $5 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see “—Investment Criteria/Guidelines.”
Our investment strategy focuses primarily on investments in middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities. Our investments may be directly originated or may be purchased in the U.S. leveraged loan market for Broadly Syndicated Loans (as defined below). As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Notes and other non-qualifying assets (discussed below), consistent with our investment strategy.
We have executed our investment strategy, in part, through SBIC I LP, a licensee under the SBA’s SBIC program, which is subject to SBA regulations and policies, including periodic audits by the SBA. On a stand-alone basis, SBIC I LP held approximately $223.8 million and $249.6 million in assets, or approximately 46% and 46% of our total consolidated assets, at December 31, 2020 and 2019, respectively. As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to the scheduled maturity dates of its debentures. We do not expect to make new investments through SBIC I LP, other than follow-on investments. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. For additional information regarding the regulation of SBIC I LP, see “Regulation—Small Business Investment Company Regulations.”
    We also execute on our investment strategy, in part, through OFSCC-FS, which established the BNP Facility on June 20, 2019, to provide borrowings of up to $150.0 million. We believe that the BNP Facility will enable us to provide more first lien loans to large companies at more competitive pricing, due to this lower cost of financing. On a stand-alone basis, OFSCC-FS held approximately $72.4 million and $92.5 million in assets at December 31, 2020 and 2019, respectively, which accounted for approximately 15% and 17% of our total consolidated assets, respectively.
As of December 31, 2020, the fair value of our debt investment portfolio totaled $321.4 million in 49 portfolio companies, of which 95% was comprised of senior secured loans and 5% of subordinated loans, respectively, and approximately $64.5 million in equity investments, at fair value, in 10 portfolio companies in which we also held debt investments and thirteen portfolio companies in which we solely held equity investments. We also have twelve investments in Structured Finance Notes with a fair value of $56.4 million.
A BDC is generally not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act permits BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets).

On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of Section 61(a)(2) of the 1940 Act and, as a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective May 3, 2019. See "Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we have received the approval of our Board, we are subject to 150% Asset Coverage effective May 3, 2019." Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
Consistent with our strategy to maintain a portfolio of credit investments, our historic debt levels of $315.2 million and $359.2 million resulted in asset coverage ratios of 176% and 180% as of December 31, 2020 and December 31, 2019, respectively.
We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible assets resulting from the SBIC Acquisition. OFS Advisor also serves as the investment adviser, sub-adviser or collateral manager to CLOs and other assets, including HPCI, a non-traded BDC with an investment strategy similar to the Company's, OCCI, a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in Structured Finance Notes, CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust, and CIM Real Assets & Credit Fund, an externally managed registered investment company under the 1940 Act that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments. See "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients," and "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients"
Also, we have entered into an Administration Agreement with OFS Services. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our Board) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement. See “—Management and Other Agreements–Administration Agreement.”
About OFS and Our Advisor
    OFS is a full-service provider of capital and leveraged finance solutions to U.S. companies. As of December 31, 2020, OFS had 50 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides OFS Advisor with access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement also provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committee to serve in that capacity.
    Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. As our investment adviser, OFS Advisor allocates investment opportunities among us and any other clients fairly and equitably over time in accordance with its allocation policy. See "Regulation — Exemptive Relief". OFS Advisor is a registered investment adviser under the Advisers Act and a wholly-owned subsidiary of OFSAM.
    Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. See "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates." OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “Management and Other Agreements—Investment Advisory Agreement”. Our management fee includes assets purchased with borrowed funds and assets owned by any consolidated entity; therefore, OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.

OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid and Jeffrey Cerny, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 20 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
Competitive Strengths and Core Competencies
    Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through a staffing agreement with OFSC. As of December 31, 2020, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
    Significant Investment Capacity. The net proceeds of equity and debt offerings and borrowing capacity under our credit facilities will provide us with a substantial amount of capital available for deployment into new investment opportunities in our targeted asset class.
    Scalable Infrastructure Supporting the Entire Investment Cycle. We believe that our loan acquisition, origination and sourcing, underwriting, administration and management platform is scalable (that is, it can be expanded on a cost-efficient basis within a timeframe that meets the demands of business growth). Our platform extends beyond origination and sourcing and includes a regimented credit monitoring system. We believe that our careful approach, which involves ongoing review and analysis by an experienced team of professionals, should enable us to identify problems early and to assist borrowers before they face difficult liquidity constraints.
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
Our Administrator
    We do not have any direct employees, and our day-to-day investment operations are managed by OFS Advisor. We have a chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, corporate secretary and, to the extent necessary, our Board may elect to appoint additional officers going forward. Our officers are employees of OFSC, an affiliate of OFS Advisor, and a portion of the compensation paid to our officers is paid by us pursuant to the Administration Agreement. All of our executive officers are also officers of OFS Advisor.
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
Market Opportunity
    Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:

    Large Target Market. According to the National Center for the Middle Market, as of the fourth quarter of 2020 there were approximately 200,000 companies in the United States with annual revenues between $10 million and $1.0 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the vast bulk of OFS’s portfolio companies since its inception, and constituted the majority of our portfolio as of December 31, 2020. We believe that this market segment will continue to produce significant investment opportunities for us.
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
    We expect to continue to use the expertise of the investment professionals of OFS to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. See "Item 1A. Risk Factors - We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses" for additional information concerning the competitive risks we face.
Investment Criteria/Guidelines
    Our investment objective is to generate current income and capital appreciation by investing primarily in middle-market companies in the United States. We focus on investments in senior secured loans, including first lien, second lien, and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities and Structured Finance Notes. In particular, we believe that structured equity with debt investments (i.e., typically senior secured unitranche loans, often with warrant coverage, and, at times, in companies with no financial sponsor) represent a strong relative value opportunity offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might expect to receive under a traditional multi-tranche structure. We expect that our investments in the equity securities of portfolio companies, such as warrants, preferred stock, common stock and other equity interests, will principally be made in conjunction with our debt investments. Generally, we do not expect to make investments in companies or securities that OFS Advisor determines to be distressed investments (such as discounted debt instruments that have either experienced a default or have a significant potential for default), other than follow-on investments in portfolio companies of ours. We intend to continue to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries.
    We target U.S. middle-market companies through OFS’s access to a network of financial institutions, private equity sponsors, investment banks, consultants and attorneys, and our proprietary database of borrowers developed over OFS’s more than 20 years in lending to middle-market companies. A typical targeted borrower will exhibit certain of the following characteristics:
•number of employees between 150 and 2,000;
•revenues between $15 million and $300 million;
•annual EBITDA between $5 million and $50 million;

•generally, private companies owned by private equity firms or owners/operators;
•enterprise value between $10 million and $500 million;
•effective and experienced management teams;
•defensible market share;
•solid historical financial performance, including a steady stream of cash flow;
•high degree of recurring revenue;
•diversity of customers, markets, products and geography; and
•differentiated products or services.
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
As of December 31, 2020, we had debt investments in 49 portfolio companies, totaling $321.4 million at fair value, of which $0.0 million, $263.9 million, $45.3 million, and $11.7 million, and $0.5 million were rated 2, 3, 4, 5, and 6, respectively.
Investment Committees
    OFS Advisor’s Pre-Allocation Investment Committee, Broadly Syndicated Investment Committee, Structured Credit Investment Committee and Middle-Market Investment Committee, (collectively, the “Advisor Investment Committees”), are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
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
    The process employed by the Advisor Investment Committees, including the Middle-Market Investment Committee and the SBIC Investment Committee, is intended to bring the diverse experience and perspectives of the committees’ members to the investment process. The Middle-Market Investment Committee and SBIC Investment Committee serve to provide investment consistency and adherence to our core investment philosophy and policies. The Middle-Market Investment Committee and SBIC Investment Committee also determine appropriate investment sizing and implement ongoing monitoring requirements of our investments.
    In certain instances, management may seek the approval of our Board prior to making an investment. In addition to reviewing investments, the meetings of the Middle-Market Investment Committee and SBIC Investment Committee, where applicable, serve as a forum to discuss credit views and outlooks. Potential transactions and deal flows are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with members of the

Middle-Market Investment Committee and SBIC Investment Committee, where applicable, early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members in working efficiently.
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
These above loan is categorized as Subordinated Loans in our consolidated schedule of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Equity Securities. Equity securities typically consist of either a direct minority equity investment in common or membership/partnership interests or preferred stock of a portfolio company, and are typically not control-oriented investments. Our preferred equity investments typically contain a fixed dividend yield based on the par value of the equity security. Preferred equity dividends may be paid in cash at a stipulated date, usually quarterly, and are participating and/or cumulative. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities. Our equity investments typically are made in connection with debt investments to the same portfolio companies. These securities are categorized as a Preferred Equity or Common Equity in our consolidated schedule of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Warrants. In some cases, we may receive nominally priced warrants to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a put to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. These securities are categorized as Warrants in our consolidated schedule of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Structured Finance Notes. Structured Finance Notes include the subordinated debt or mezzanine debt positions of a CLO. We may purchase interests in the subordinated debt (colloquially referred to as “equity securities”) or the mezzanine debt, generally considered the tranches rated BB to B, of CLOs—which are collateralized by portfolios primarily consisting of below-investment-grade senior secured loans with a large number of distinct underlying U.S. borrowers across various industry sectors. The subordinated debt tranches of CLOs are unrated, represent the first loss position in a CLO structure, are typically leveraged 9 to 13 times which translates to approximately 11% to 8% of a CLOs’ capital structure, respectively. The leverage can magnify our gains and losses on such investments. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities less contractual payments to more senior CLO debt holders and fund expenses. Economically, CLO subordinated debt is equity-like in that it represents the residual interest in the CLO assets that bears the ultimate risk of loss and receives the benefits of success, but lacks features enabling its holders to direct the operations of the entity typically associated with equity instruments. Mezzanine debt is typically the tranches immediately senior to the subordinated debt and representing approximately 4% to 7% of the CLOs’ capital structures. Mezzanine debt tranches represent the second loss position, and can become the residual interest if assets are insufficient to retire the mezzanine tranche at par.
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
•selecting investments that we believe have a very low probability of loss;
•requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk; and
•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.
    We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.
MANAGEMENT AND OTHER AGREEMENTS
Investment Advisory Agreement
    OFS Advisor is registered as an investment adviser under the Advisers Act. OFS Advisor is a wholly owned subsidiary of OFSAM. Pursuant to the Investment Advisory Agreement with and subject to the overall supervision of our Board and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, OFS Advisor:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•assists us in determining what securities we purchase, retain or sell;
•identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
•executes, closes, services and monitors the investments we make.
Management and Incentive Fee
For providing these services, OFS Advisor receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), adjusted for stock issuances and stock purchases, at the end of the two most recently completed calendar quarters. We have excluded from the base management fee calculation any base management fee that would be owed in respect of the intangible assets resulting from the SBIC Acquisition. The base management fee is payable quarterly in arrears. Base management fees for any partial quarter are prorated based on the number of days in the quarter.
    On June 11, 2019, OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 0.4375% per quarter (1.75% annualized) to 0.25% per quarter (1.00% annualized) of the average value of the portion of the total assets held by the Company through OFSCC-FS (the "OFSCC-FS Assets"), at the end of the two most recently completed calendar quarters to the extent that such portion of the OFSCC-FS Assets are financed using leverage (also calculated on an average basis) that causes the Company’s statutory asset coverage ratio to fall below 200%. When calculating its statutory asset coverage ratio, the Company excludes its SBA guaranteed debentures from its total outstanding senior securities as permitted pursuant to exemptive relief granted by the SEC dated November 26, 2013. Effective as of January 1, 2020 and January 1, 2021, OFS Advisor agreed to further reduce the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the portion of total assets held by the Company through OFSCC-FS at the end of the two most recently completed calendar quarters without regard to the statutory asset coverage ratio. The base management fee reduction by OFS Advisor is renewable on an annual basis and the amount of the base management fee reduced with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor. This agreement was renewed for the 2021 calendar year on February 16, 2021.
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
We pay OFS Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:
•no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;
•100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The catch-up is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this pre-incentive fee net investment income exceeds 2.5% in any calendar quarter; and
•20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter.
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
Expenses recognized under the Investment Advisory Agreement with OFS Advisor for the years ended December 31, 2020, 2019, and 2018 are presented below:

	Year Ended December 31,
	2020	2019	2018
Base management fees	$7,605	$8,271	$6,335
Incentive fees:
Income Incentive Fee	2,025	4,760	4,409
Incentive fee waiver	(441)	—	(22)

Examples of Incentive Fee Calculation
Example 1—Income Related Portion of Incentive Fee:
Assumptions
•Hurdle rate(1) = 2.0%
•Management fee(2) = 0.44%
◦Other estimated expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
(1) Represents a quarter of the 8.0% annualized hurdle rate.
(2) Represents a quarter of the 1.75% annualized management fee, which became effective October 31, 2013.
(3) Excludes estimated offering expenses.
Alternative 1
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 1.25%
•Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 0.61%
Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no incentive fee.
Alternative 2
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 2.80%
•Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.16%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.5%))

	=	(100% ×(2.16% – 2.0%)) + 0%

	=	100% × 0.16%

	=	0.16%

Alternative 3
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 3.50%
•Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.86%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.5%))

	=	(100% × (2.5% – 2.0%)) + (20% × (2.86% – 2.5%))

	=	0.5% + (20% × 0.36%)

	=	0.5% + 0.07%

	=	0.57%
Example 2—Capital Gains Portion of Incentive Fee:
Alternative 1
Assumptions
•Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•Year 2: Investment A is sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
•Year 3: FMV of Investment B determined to be $25 million
•Year 4: Investment B sold for $31 million
The capital gains portion of the incentive fee, if any, would be:
•Year 1: None (no sales transactions)
•Year 2: $6 million (20% multiplied by $30 million realized capital gains on sale of Investment A)
•Year 3: None; $5 million (20% multiplied by $30 million cumulative realized capital gains less $5 million cumulative unrealized capital depreciation) less $6 million (Capital Gains Fee paid in Year 2)
•Year 4: $200,000; $6.2 million (20% multiplied by $31 million cumulative realized capital gains) less $6 million (Capital Gains Fee paid in Year 2)

Alternative 2
Assumptions
•Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
•Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•Year 4: FMV of Investment B determined to be $35 million
•Year 5: Investment B sold for $20 million
The capital gains portion of the incentive fee, if any, would be:
•Year 1: None (no sales transactions)
•Year 2: $5 million (20% multiplied by $30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
•Year 3: $1.4 million; $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains on Investment A and Investment C less $3 million cumulative unrealized capital depreciation on Investment B)) less $5 million (Capital Gains Fee paid in Year 2)
•Year 4: $0.6 million; $7 million (20% multiplied by $35 million (cumulative realized capital gains on Investment A and Investment C)) less $6.4 million (cumulative Capital Gains Fee paid in all prior years)
•Year 5: None; $5 million (20% multiplied by $25 million ($35 million cumulative realized capital gains on Investments A and C less $10 million realized capital losses on Investment B)) less $7 million (cumulative Capital Gains Fee paid in all prior years))
Payment of Our Expenses
All investment professionals of OFS Advisor and/or its affiliates, when and to the extent engaged in providing us with investment advisory and management services, and the compensation and routine overhead expenses of personnel allocable to these services, are provided and paid for by OFS Advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Financial Measures—Expenses.”
Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by OFS Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—We are dependent upon the OFS senior professionals for our future success and upon their access to the investment professionals and partners of OFS and its affiliates.”
Administration Agreement
    Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, and bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services provides managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our Board, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions, we pay the fees associated with such functions at cost without incremental profit to OFS Services.
Expenses recognized under the Administration Agreement with OFS Services for the years ended December 31, 2020, 2019, and 2018 are presented below:

	Year Ended December 31,
	2020	2019	2018
Administration fees	$1,855	$1,747	$1,601

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
Board Approval of the Investment Advisory and Administrative Agreements
    Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 2, 2020. In reaching a decision to approve the continuation of the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
•the nature, quality and extent of the advisory and other services to be provided to us by OFS Advisor;
•the fee structures of comparable externally managed BDCs that engage in similar investing activities;
•our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;
•any existing and potential sources of indirect income to OFS Advisor from its relationship with us and the profitability of that relationship, including through the Investment Advisory Agreement;
•information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; and
•the organizational capability and financial condition of OFS Advisor and its affiliates.
Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.
Our board also reviewed services provided under the Administrative Agreement, and approved its continuation at the April 2, 2020 meeting.
License Agreement
    We have entered into a license agreement with OFSAM under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS”. Under this agreement, we have a right to use the “OFS” name for so long as OFS Advisor or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “OFS” name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with OFS Advisor is in effect.
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
We generally cannot issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our Board determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities. On June 23, 2020, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale).
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates, even if such other funds had not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental and may be changed without stockholder approval.
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
(a)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
•is organized under the laws of, and has its principal place of business in, the United States;
•is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•satisfies either of the following:
◦does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
◦is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company;
(b)Securities of any eligible portfolio company which we control;
(c)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;
(d)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;
(e)Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities; and
(f)Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
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
Managerial Assistance to Portfolio Companies
    A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. With respect to an SBIC, making available managerial assistance means making loans to a portfolio company.
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
Warrants and Options
    Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our Board approves such issuance on the basis that the issuance is in the best interests of OFS Capital and its stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
Senior Securities
A BDC generally is not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act provides that a BDC may reduce its asset coverage ratio, provided that certain conditions are met. Specifically, Section 61(a)(2) provides that in order for a BDC whose common stock is traded on a national securities exchange to be subject to 150% asset coverage, the BDC must either obtain: (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval, or (ii) obtain stockholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such stockholder approval.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of Section 61(a)(2) of the 1940 Act and, as a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective May 3, 2019. See "Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we have received the approval of our Board, we are subject to 150% Asset Coverage effective May 3, 2019." Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
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
Exemptive Relief
We are generally prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. Further, the 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so.
On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates even if such other funds had not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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
Our wholly owned subsidiary, SBIC I LP, is an SBIC and must comply with SBA regulations.
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
Income distributions from SBIC I LP are limited to a statutory measurement of “retained earnings available for distribution”, which generally is measured by adjusting undistributed net realized earnings for unrealized depreciation on investments, calculated in accordance with SBA regulations. Additionally, all return of capital distributions from SBIC I LP currently require the pre-approval of the SBA. During the year ended December 31, 2020, SBIC I LP distributed a return of capital distribution of $8.1 million to us.
As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to the scheduled maturity dates of its debentures. We do not expect to make new investments through SBIC I LP, other than follow-on investments. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis.
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
Introduction. As an investment adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.
These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Proxy Policies. We vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities held by our clients. In most cases we will vote in favor of proposals that we believe are likely to increase the economic value of the underlying portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative effect on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.
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
Proxy Voting Records. You may obtain information about how we voted proxies for the Company free of charge, by making a written request for proxy voting information to: OFS Capital Corporation, 10 S. Wacker Drive, Suite 2500, Chicago, Illinois 60606, Attention: Investor Relations, or by calling OFS Capital Corporation at (847) 734-2000. The SEC also maintains a website at http://www.sec.gov that contains such information.
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

Material U.S. Federal Income Tax Considerations
    Election to be Taxed as a RIC. We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we are not required to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our otherwise taxable earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, to receive RIC tax treatment, we must meet the Annual Distribution Requirement. The excess of net long-term capital gains over net short-term capital losses, if any ("Net Capital Gains"), are not a component of the Annual Distribution Requirement, but impacts taxable income if not distributed as discussed below.
    Taxation as a RIC. If we:
•maintain our qualification as a RIC; and
•satisfy the Annual Distribution Requirement;
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
In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, certain payments with respect to loans of stock and securities, gains from the sale or other disposition of stock, securities, or foreign currencies and other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities or currencies, and net income derived from interests in “qualified publicly traded partnerships,” as such term is defined in the Code (the "90% Income Test"); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our assets and 10% of the outstanding voting securities of such issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that we control (as determined under applicable tax rules) and that are engaged in the same, similar or related trades or businesses or of one or more qualified publicly traded partnerships (the “Diversification Tests”).
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
Our investments in Structured Finance notes are “passive foreign investment company” (a “PFIC”) investments, which can subject us to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to our stockholders. Additional charges in the nature of interest generally would also be imposed on us for the deemed delay in our reporting of such excess distribution and the earning of such income by underlying PFIC. However, we have elected, and expect to continue to elect, to treat our investments in PFICs as a “qualified electing funds” under the Code (a “QEF”), and in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. In lieu of a QEF election, we may in the future elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
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
    Failure to Qualify as a RIC. If we are unable to maintain our qualification as a RIC, we will be subject to tax on all of our ICTI and Net Capital Gains at regular corporate rates; we will not receive a dividend deduction for any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that would, for qualifying non-corporate U.S. stockholders, be eligible for the current 20% maximum rate to the extent of our current and accumulated earnings and profits (subject to limitations under the Code). Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis (reducing that basis accordingly), and any remaining distributions would be treated as a capital gain. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years, in order to qualify as a RIC in a subsequent year.
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
    Conflicts Related to Portfolio Investments. Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Questions arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced.
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
    Co-Investment with Affiliates. On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates, even if such other funds had not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
    When we invest alongside Affiliated Accounts, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:
•investment guidelines and/or restrictions, if any, set forth in the applicable organizational, offering or similar documents for the investment vehicles;
•the status of tax restrictions and tests and other regulatory restrictions and tests;
•risk and return profile of the investment vehicles;
•suitability/priority of a particular investment for the investment vehicles;
•if applicable, the targeted position size of the investment for the investment vehicles
•level of available cash for investment with respect to the investment vehicles;
•total amount of funds committed to the investment vehicles; and
•the age of the investment vehicles and the remaining term of their respective investment periods, if any.
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

Item 1A.    Risk Factors
RISK FACTORS
    Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
Summary Risk Factors
We are subject to risks related to our business and structure.
•Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
•Due to the COVID-19 pandemic or other disruptions in the economy, we may reduce, defer or eliminate our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.
•Historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.
•We may leverage our portfolio, which would magnify the potential for gain or loss on amounts invested and will increase the risk of investing in us.
•Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and determining, in accordance with the 1940 Act, the fair value of our investments. As a result, there will be uncertainty as to the value of our portfolio investments.
•Our financial condition and results of operations depend on OFS Advisor’s ability to effectively manage and deploy capital, and we are dependent upon the OFS senior professionals for our future success and upon their access to the investment professionals and partners of OFSAM and its affiliates.
•OFS Advisor and OFS Services each has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•There are significant potential conflicts of interest which could impact our investment returns.
•Our incentive fee structure may incentivize OFS Advisor to pursue speculative investments, use leverage when it may be unwise to do so, refrain from de-levering when it would otherwise be appropriate to do so, or include optimistic assumptions in the determination of net investment income.
•A general increase in interest rates may have the effect of making it easier for OFS Advisor to receive incentive fees, without necessarily resulting in an increase in our net earnings.
•OFS Advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify OFS Advisor against certain liabilities, which may lead OFS Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
•We may not replicate the historical results achieved by OFSAM or other entities managed or sponsored by OFSAM and its other affiliates.
•Our Board may change our operating policies and strategies without stockholder approval, the effects of which may be adverse.
•We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC.
•Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
•We may choose to pay distributions in our own common stock, in which case, our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.
•Because we expect to distribute substantially all of our ordinary income and net realized capital gains to our stockholders, we may need additional capital to finance the acquisition of new investments and such capital may not be available on favorable terms, or at all.

•Significant stockholders may control the outcome of matters submitted to our stockholders or adversely impact the market price of our securities.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We are subject to risks related to our investments.
•Events outside of our control, including public health crises, have negatively affected and will continue to negatively affect our investments and our results of operations.
•Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are risky, and we could lose all or part of our investment.
•Our investments in Structured Finance Notes carry additional risks to the risks associated with investing in private debt. risks.
•Our investments in Structured Finance Notes are more likely to suffer a loss of all or a portion of their value in the event of a default.
•We are a non-diversified management investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.
•If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
•Uncertainty relating to the LIBOR calculation process may adversely affect the value of any portfolio of LIBOR-indexed, floating-rate debt securities.
We are subject to risks relating to our securities.
•Due to the recent COVID-19 pandemic, our shares of common stock have traded and could continue to trade at a discount from NAV.
•Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
•Our common stock may trade below its net asset value per share, which limits our ability to raise additional equity capital.
•There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.We are subject to risks related to our business and structure.

Risks Related to the COVID-19 Pandemic
Global economic, political and market conditions caused by the current public health crisis have adversely affected, and may continue to adversely affect our business, results of operations and financial condition and those of our portfolio companies.
A novel strain of coronavirus (“COVID-19”) initially appeared in China in late 2019 and rapidly spread to other countries, including the United States. In an attempt to slow the spread of the coronavirus, governments in many jurisdictions, including the United States, placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of "non-essential" businesses, such as factories and retail stores. These restrictions and closures have impacted supply chains, consumer demand and the operations of many businesses. As jurisdictions around the United States and the world continue to experience surges in cases of COVID-19 and governments consider pausing the lifting of or re-imposing restrictions, there is considerable uncertainty surrounding the full economic impact of the coronavirus and the long-term effects on the U.S. and global financial markets.
Any disruptions in the capital markets, as a result of the COVID-19 pandemic or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions created by the COVID-19 pandemic and related restrictions and closures could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us. During most of 2020, the occurrence of these events negatively impacted the fair value of the investments that we held, and if they were to continue, worsen, or occur again in the future, could limit our investment originations (including as a result of the investment professionals of OFS Advisor diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow. In addition, our success depends in substantial part on the management, skill and acumen of OFS Advisor, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers. Though all of OFS Advisor’s employees are able to work remotely, these closures have nevertheless affected many of our borrowers and many businesses through which we seek new borrowers, resulting in significant declines in new loans and investments throughout 2020. These effects, individually or in the aggregate, have had, and may in the future continue to have, an adverse impact on our business, financial condition, operating results and cash flows and such adverse impacts may be material.
In addition, the COVID-19-related restrictions and closures and related market conditions resulted in, and if re-imposed in the future, could further result in, certain of our portfolio companies halting or significantly curtailing operations and negative impacts to the supply chains of certain of our portfolio companies. The financial results of middle-market companies in which we primarily invest, have experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for middle-market companies. Further, adverse economic conditions have decreased, and may in the future decrease, the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required, and may in the future require, us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments ease COVID-19 related restrictions, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses. The COVID-19 pandemic has also led to significant interest rate reductions by the Federal Reserve, including dropping certain rates to near zero, and market uncertainty, which has had, and may continue to have, a materially adverse effect on us.
As the potential impact of the COVID-19 pandemic remains difficult to predict, the extent to which the COVID-19 pandemic could negatively affect our and our portfolio companies’ operating results or the duration or reoccurrence of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the COVID-19 pandemic and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we anticipate that we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under the risk factor “We may in the future choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive”.

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
    Our investments may include contractual PIK interest or PIK dividends, which represents contractual interest or dividends added to a loan balance or equity security and due at the end of such loan’s or equity security’s term. To the extent PIK interest and PIK dividends constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash. Such risks include:
•The higher interest or dividend rates of PIK instruments reflect the payment deferral and increased risk associated with these instruments, and PIK instruments often represent a significantly higher risk than non-PIK instruments.
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income may also create uncertainty about the source of our cash distributions.
•For accounting purposes, any cash distributions to stockholders representing PIK income are not treated as coming from paid-in capital. As a result, despite the fact that a distribution representing PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
•PIK interest or dividends have the effect of generating investment income at a compounding rate, thereby further increasing the incentive fees payable to OFS Advisor. Similarly, all things being equal, the deferral associated with PIK interest or dividends also decreases the investment principal-to-value ratio at a compounding rate.
A significant amount of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
    Many of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. All of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (ASC Topic 820). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of independent service providers to prepare the valuation of these securities.
    The types of factors that the Board takes into account in determining the fair value of our investments generally include, as appropriate, comparison to third-party yield benchmarks and comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
    We adjust quarterly the valuation of our portfolio to reflect our Board's determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of income as net change in unrealized appreciation or depreciation.
We are subject to additional regulations due to SBIC I LP's status as a Small Business Investment Company.
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
    The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets, other than assets held in SBIC I LP and OFSCC-FS, and our ownership interest in SBIC I LP and SBIC I GP, under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the management fee payable to OFS Advisor is payable based on our total assets (other than cash and cash equivalents and intangible assets related to the SBIC Acquisition but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), OFS Advisor has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to OFS Advisor.
On May 3, 2018, the Board, including a "required majority" (as such item is determined in section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us; therefore provided certain conditions are met, we are subject to the reduced asset coverage ratio as of May 3, 2019. See "Item 1A. Risk Factors--Risks Related to our Business and Structure--Because we have received the approval of our Board, we are subject to 150% effective May 3, 2019." As of December 31, 2020, our asset coverage ratio was 176%, excluding the debt held by SBIC I LP.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	—%	5%	10%
Corresponding return to common stockholder (1)	(36.2)%	(22.9)%	(9.7)%	3.6%	16.9%
(1) Assumes $442.3 million in investments at fair value, $316.0 million in projected debt outstanding as of February 2021, $166.6 million in net assets, and an average cost of funds of 5.10%. Assumptions are based on our financial condition and our expected average cost of funds as of February 2021.
    Based on our projected outstanding indebtedness of $315.2 million as of February 2021 and the average cost of funds of 5.10% as of that date, our investment portfolio must experience an annual return of 3.64% at least to cover interest payments on the outstanding debt.
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
    Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations to meet the payment obligations of our debt.
Because we have received the approval of our Board, we became subject to 150% Asset Coverage effective May 3, 2019.
    The 1940 Act generally prohibits a BDC from incurring indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act allows a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met.
    On May 3, 2018, our Board approved the application of the reduced asset coverage ratio to us made available under the Section 61(a)(2) of the 1940 Act. As a result, we were able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) effective May 3, 2019. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risks Related to Our Business and Structure - We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
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
    We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for our benefit.
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
In November 2020, the SEC adopted a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly-adopted rule, BDCs that use derivatives would be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC.
    We have elected to be treated as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain tax treatment as a RIC. As a RIC, we are not required to pay corporate-level U.S. federal income taxes on our income and capital gains distributed (or deemed distributed) to our stockholders, provided that we satisfy certain distribution and other requirements. To continue to qualify for tax treatment as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, and may, in the future, issue preferred stock, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level U.S. federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for tax treatment as a RIC for any reason and become subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.
Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
    In order for us to maintain our tax treatment as a RIC and to minimize corporate-level taxes, we are required to distribute on an annual basis substantially all of our taxable income, which includes income from our subsidiaries and portfolio companies. SBIC I LP may be limited by the SBIC Act and SBA regulations governing SBICs from making certain distributions to us that may be necessary to enable us to continue to qualify as a RIC. Distributions from SBIC I LP currently require the prior approval of the SBA. In addition, distributions from OFSCC-FS to us are restricted by the terms and conditions of the BNP Facility. If our subsidiaries and portfolio companies are unable to make distributions to us, this may result in loss of RIC tax treatment and a consequent imposition of a corporate-level federal income tax on us.
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
    The PWB Credit Facility provides us with a senior secured revolving line of credit of up to $25.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the PWB Credit Facility. The PWB Credit Facility is guaranteed by OFSCC-MB and secured by all of our current and future assets excluding assets held by SBIC I LP, OFSCC-FS, and our SBIC I LP and SBIC I GP partnership interests. The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees and a covenant restricting net losses, such that on each quarterly testing period, commencing on December 31, 2020, we shall not have incurred quarterly net losses (income after adjustments to the investment portfolio for gains and losses, realized and unrealized, also shown as net increase (decrease) in net assets resulting from operations) in excess of $1,000,000, in three of the trailing four quarters. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The PWB Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the PWB Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the PWB Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. We had $0.6 million and $-0- outstanding under the PWB Credit Facility as of December 31, 2020 and March 4, 2021, respectively. Availability under the PWB Credit Facility as of December 31, 2020 was $19.4 million based on the stated advance rate of 50% under the borrowing base.
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
    Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. Prospective investors are urged to consult their tax advisors regarding the effects of the legislation on an investment in us.
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
Loss of tax treatment as a RIC would reduce our net asset value and distributable income.
    We have qualified as a RIC under the Code. As a RIC we do not have to pay federal income taxes on our income (including realized gains) that we distribute to our stockholders, provided that we satisfy certain distribution and other requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for tax treatment as a RIC in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.
Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
    Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior stockholder approval except by judicial action. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
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
    Two of the independent directors of our Board also comprise the independent directors of the board of directors of HPCI, an affiliated BDC that is also managed by OFS Advisor. Additionally, one of our independent directors also serves as an independent director on the board of directors of OCCI. In their capacities as directors for an affiliated fund board, the independent directors have a duty to make decisions on behalf of that affiliated fund that are in the best interests of that affiliated fund and its stockholders.  Accordingly, our independent directors may face conflicts of interest when making a decision on behalf of one affiliated fund that may not be in the best interest of the other affiliated fund(s). For example, the SEC has granted exemptive relief to us, OFS Advisor, HPCI, OCCI, and certain other of our affiliates to co-invest in certain transactions that would otherwise be prohibited by the 1940 Act. In accordance with that relief, the independent directors must make certain findings on behalf of each affiliated fund with respect to initial co-investment transactions, including that the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the affiliated fund and its stockholders and do not involve overreaching in respect of the affiliated fund or its stockholders on the part of any of the other participants in the proposed transaction. Under such circumstances, the independent directors may face conflicts of interest when making these determinations on behalf of us, HPCI and OCCI.
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
    Many of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our Board will determine the fair value of these securities in good faith, and, as a result, there may be uncertainty as to the value of our portfolio investments. In connection with that determination, investment professionals from OFS Advisor may provide our Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, the members of our Board who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of the OFS Advisor’s investment professionals in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our Board, could result in a conflict of interest since OFS Advisor’s management fee is based, in part, on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates.
    We have entered into a license agreement with OFSAM under which OFSAM has granted us a non-exclusive, royalty-free license to use the name “OFS.” See “Item 1. Business—License Agreement.” In addition, we rent office space from a subsidiary of OFSAM and pay to that subsidiary our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer and chief accounting officer. This will create conflicts of interest that our Board must monitor.

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
    The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds subject to compliance with the Order. The Order superseded a previous order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates, even if such other funds had not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
When we invest alongside clients of OFSAM and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:
•investment guidelines and/or restrictions, if any, set forth in the applicable organizational, offering or similar documents for the investment vehicles;

•the status of tax restrictions and tests and other regulatory restrictions and tests;
•risk and return profile of the investment vehicles;
•suitability/priority of a particular investment for the investment vehicles;
•if applicable, the targeted position size of the investment for the investment vehicles
•level of available cash for investment with respect to the investment vehicles;
•total amount of funds committed to the investment vehicles; and
•the age of the investment vehicles and the remaining term of their respective investment periods, if any.
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
    Our base management fee is payable based upon our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity. This fee structure may encourage OFS Advisor to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by OFS Advisor on our behalf, our Board may not be able to monitor this potential conflict of interest effectively.
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
    Our Board is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interests associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate.

Our incentive fee structure may create incentives for OFS Advisor that are not fully aligned with the interests of our stockholders.
    In the course of our investing activities, we will pay management and incentive fees to OFS Advisor. The base management fee is based on our total assets (other than cash and cash equivalents and the intangible assets resulting from the SBIC Acquisition, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including any assets owned by any consolidated entity, OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interests associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, OFS Advisor or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.
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
    Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our Board in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its affiliates’ respective officers, directors, members, managers, stockholders and employees will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its affiliates’ respective officers, directors, members, managers, stockholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
    As of December 31, 2020, we had $315.2 million of debt outstanding. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all. We have received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from our definition of senior securities in our statutory asset coverage ratio under the 1940 Act.
    If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in our stockholders’ best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve any such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). On June 23, 2020, our stockholders approved a proposal that authorizes us to issue shares of our common stock at a price below our current net asset value, subject to certain limitations, for up to 12 months from such approval. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and our stockholders might experience dilution.
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
The documents governing the loans underlying our CLO investments may allow for "priming transactions".
The documents governing the loans underlying our CLO investments may allow for "priming transactions," where majority lenders or debtors can amend the documents to the detriment of other lenders, amend the documents in order to move collateral, or amend the documents in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may adversely affect the rights and security priority with respect to such loans.
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
Our investments in Structured Finance Notes carry additional risks to the risks associated with investing in private debt.
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
    As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of a portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

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
    Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
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
From time to time, we invest in Structured Finance Notes that comprise the equity tranche of CLOs, which are junior in priority of payment and are subject to certain payment restrictions generally set forth in an indenture governing such investments. In addition, Structured Finance Notes generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing such investments. Structured Finance Notes are not guaranteed by another party and are subject to greater risk than the secured notes issued by the CLO. CLOs are typically highly levered, utilizing up to approximately 9-13 times leverage, and therefore Structured Finance Notes are subject to a risk of total loss. There can be no assurance that distributions on the assets held by the CLO will be sufficient to make any distributions or that the yield on the Structured Finance Notes will meet our expectations.
CLOs generally may make payments on Structured Finance Notes only to the extent permitted by the payment priority provisions of an indenture governing the notes issued by the CLO. CLO indentures generally provide that principal payments on Structured Finance Notes may not be made on any payment date unless all amounts owing under secured notes are paid in full. In addition, if a CLO does not meet the asset coverage tests or the interest coverage test set forth in the indenture governing the Structured Finance Notes issued by the CLO, cash would be diverted from the Structured Finance Notes to first pay the secured notes in amounts sufficient to cause such tests to be satisfied.
We will have no influence on management of underlying investments managed by non-affiliated third-party CLO collateral managers.
We are not responsible for, and have no influence over, the asset management of the portfolios underlying the Structured Finance Notes we hold as those portfolios are managed by non-affiliated third-party CLO collateral managers. Similarly, we are not responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the CLOs. As a result, the values of the portfolios underlying our Structured Finance Notes could decrease as a result of decisions made by third-party CLO collateral managers.
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

    The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with more senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
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

In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly-owned subsidiary of ICE and the administrator of LIBOR will consult in early December 2020 to consider extending the LIBOR transition deadline to the end of June 2023. The consultation was published on December 4, 2020, and is open for feedback until late January 2021. Despite this potential extension of the US LIBOR transition deadline, US regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021.

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
    As with any stock, the market price of our common stock will fluctuate with market conditions and other factors. Our common stock is intended for long-term investors and should not be treated as a trading vehicle. Shares of BDCs frequently trade at a discount from their net asset value. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock;

•changes in regulatory policies or tax guidelines, particularly with respect to RICs, SBICs or BDCs;
•loss of RIC or BDC status;
•failure of SBIC I LP to maintain its status as an SBIC;
•our origination activity, including the pace of, and competition for, new investment opportunities;
•our ability to incur additional leverage pursuant to Section 61(a)(2) of the 1940 Act and the impact of such leverage on our net investment income and results of operations;
•changes or perceived changes in earnings or variations in operating results;
•changes or perceived changes in the value of our portfolio of investments;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•the inability to secure additional debt or equity capital;
•potential future sales of common stock or debt securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;
•departure of OFS Advisor’s, OFSC’s or any of their affiliates’ key personnel;
•operating performance of companies comparable to us;
•general economic trends and other external factors; and
•loss of a major funding source.
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
    The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation dividing our Board into three classes with the term of one class expiring at each annual meeting of stockholders. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.
Our common stock may trade below its net asset value per share, which limits our ability to raise additional equity capital.
    If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2020, our net asset value per share was $11.85. The daily average closing price of our shares on the Nasdaq Global Select Market for the year ended December 31, 2020 was $6.15. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.
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
On or after October 31, 2021 for the Unsecured Notes Due October 2026 or September 2021 for the Unsecured Notes Due September 2023, we may choose to redeem the Unsecured Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the Unsecured Notes. If prevailing rates are lower at the time of redemption, and we redeem the Unsecured Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Unsecured Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Unsecured Notes as the optional redemption date or period approaches.

General Risk Factors
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (commonly known as “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the European Union, the United Kingdom's departure from the European Union was followed by a transition period which ran until December 31, 2020 and during which the United Kingdom continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political, and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. While recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could continue to occur in response to pandemics or other events outside of our control. We, OFS Advisor and the portfolio companies in which we invest could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, OFS Advisor, a portfolio company or a counterparty to us, OFS Advisor, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of OFS Advisor or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, OFS Advisor, or portfolio companies, as applicable.
Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to us, including if the investment in such portfolio companies is canceled, unwound or acquired (which could result in inadequate compensation). Any of the foregoing could therefore adversely affect the performance of us and our investments.
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

    Various social and political tensions in the U.S. and around the world, including in the Middle East, Eastern Europe and Russia, may continue to contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties or deterioration in the U.S. and worldwide. Several EU countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent U.S. and global economic downturn, or a return to the recessionary period in the U.S., could adversely impact our investments. We cannot predict the duration of the effects related to these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
Item 3.     Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2020. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMMON STOCK AND HOLDERS
Our common stock is traded on the Nasdaq Global Select Market under the symbol "OFS". The last reported sale price for our common stock on the Nasdaq Global Select Market on March 1, 2021 was $7.92 per share. As of March 1, 2021, there were two holders of record of the common stock, one of which was OFSAM. The other holder of record does not identify stockholders for whom shares are held beneficially in “nominee” or “street name.”
    The following table lists the high and low closing sale price for our common stock, net asset value per share, and the cash distributions per share that we have declared on our common stock for each fiscal quarter during the last two most recently completed fiscal years and the current fiscal year through March 1, 2021. The stock quotations are inter-dealer quotations and do not include markups, markdowns or commissions.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share(2)
Period		High	Low
Fiscal 2021
First Quarter(3)	*	$7.92	$6.82	*	*	$0.20
Fiscal 2020
Fourth Quarter	$11.85	$7.58	$3.97	-36.0%	-66.5%	$0.18
Third Quarter	$11.18	$5.08	$4.04	-54.6%	-63.9%	$0.17
Second Quarter	$10.10	$5.70	$3.52	-43.6%	-65.1%	$0.17
First Quarter	$9.71	$11.97	$3.70	23.3%	-61.9%	$0.34
Fiscal 2019
Fourth Quarter	$12.46	$12.01	$10.99	-3.6%	-11.8%	$0.34
Third Quarter	$12.74	$12.27	$10.98	-3.7%	-13.8%	$0.34
Second Quarter	$12.95	$12.80	$11.85	-1.2%	-8.5%	$0.34
First Quarter	$13.04	$12.52	$10.77	-4.0%	-17.4%	$0.34
(1)Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)The return of capital portion of these distributions for the years ended December 31, 2020 and 2019 were $-0- and $-0-, respectively.
(3)Period from January 1, 2021 through March 1, 2021.
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

The following table summarizes the shares of common stock that we repurchased under the Stock Repurchase Program during the years ended December 31, 2020, 2019 and 2018 (amount in thousands except shares).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
May 22, 2018 through December 31, 2018	300	$10.29	300	$9,997
January 1, 2019 through December 31, 2019	—	—	—	—
January 1, 2020 through December 31, 2020	—	—	—	—
Total	300	$10.29	300	$9,997

Sales of Unregistered Securities
    There was $0.2 million of distributions reinvested during the year ended December 31, 2020 under the DRIP.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index, for the last five fiscal years. The graph assumes that, on December 31, 2015, a person invested $100 in our common stock, the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the SNL U.S. RICs Index. The graph measures total stockholder return, which takes into account changes in stock price and assumes reinvestment of all dividends and distributions prior to any tax effect.

Total Return Performance
Index Value
200
175
150
125
100
75
50
12/31/15
03/31/16
06/30/16
09/30/16
12/31/16
03/31/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
Period Ending
OFS Capital Corporation
SNL U.S. RICs
S&P 500
Russell 1000

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
OFS Capital Corporation	133.2	127.3	131.1	154.8	118.3
S&P 500	112.0	136.4	130.4	171.5	203.0
SNL U.S. RICs	123.7	137.1	131.5	161.9	135.1
Russell 1000	112.1	136.4	129.8	170.6	206.4
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

Stockholder transaction expenses:
Sales load borne by us (as a percentage of offering price)	—%	(1)
Offering expenses borne by us (as a percentage of offering price)	—%	(1)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00	(2)
Total Stockholder transaction expenses (as a percentage of offering price)	—%	(1)

Annual expenses (as a percentage of net assets attributable to common stock)(9):
Base management fees payable under the Investment Advisory Agreement	5.96%	(3)
Incentive fees payable under the Investment Advisory Agreement	1.74%	(4)
Interest payments on borrowed funds	9.94%	(5)
Other expenses	2.74%	(6)
Total annual expenses	20.38%
Base management fee reduction	(1.32)%	(8)
Total annual expenses, net of fee waiver	19.06%	(7)
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
(3)     Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents, and the intangible assets resulting from the SBIC Acquisitions; but including assets purchased with borrowed amounts, and including assets owned by any consolidated entity). This item represents projected base management fees for the the next twelve month assuming no additional leverage is incurred. We increased our leverage to a level below a 200% asset coverage ratio, as permitted under Section 61(a)(2) of the 1940 Act. As discussed in footnote (8), below, OFS Advisor agreed to reduce a portion of its base management fee on certain assets associated with the increase in leverage; the base management fees of 5.96% presented in the table above does not reflect the effect of the base management fee reduction on certain assets. See “Management and Other Agreements — Investment Advisory Agreement”.
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
    The two parts of the incentive fee follows:
•The first ("Part One"), payable quarterly in arrears, equals 20.0% of our pre-incentive fee net investment income initially calculated based on values at the closing of this offering (including income that is accrued but not yet received in cash), subject to a 2.0% quarterly (8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, OFS Advisor receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0% but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, OFS Advisor will receive 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply.
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
•The second part ("Part Two"), payable annually in arrears, equals 20.0% of our realized capital gains on a cumulative basis, if any (or upon the termination of the Investment Advisory Agreement, as of the termination date), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The incentive fee is determined on a consolidated basis. We accrue the Part Two incentive fee if, on a cumulative basis, the sum of net realized capital gains and losses plus net unrealized appreciation and depreciation is positive. See “Management and Other Agreements — Investment Advisory Agreement.”
(5)     The borrowing costs included in the table above are based on our proforma debt balances as of February 2021, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”, (which could be subject to change) at a level equivalent to a debt-to-equity ratio of up to 2.08x (equivalent to $2.08 of debt outstanding for each $1 of equity) which is also equivalent to having an asset coverage ratio of 176% (which excludes the SBA debentures as a result of exemptive relief granted to us by the SEC) as permitted under Section 61(a)(2) of the 1940 Act, and assuming a weighted average interest rate for total outstanding debt of 5.10%.
    We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We do not expect to issue any preferred stock during the next twelve months and, therefore, have not included the cost of issuing and servicing preferred stock in the table. Availability under the PWB Credit Facility as of December 31, 2020, was $19.4 million based on the stated advance rate of 50% under the borrowing base, and the $0.6 million outstanding as of December 31, 2020. Our stockholders will bear directly or indirectly the costs of borrowings under any debt instruments we may enter into.
(6)     Includes our overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by OFS Services. See “Management and Other Agreements — Administration Agreement.”
(7)     Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”) in which we invest. We do not currently invest in underlying funds or other investment companies and therefore do not expect to incur any acquired fund fees and expenses. The indirect expenses that will be associated with our Structured Finance Note investments are not included in the fee table presentation, but if such expenses were included in the fee table presentation then our total annual expenses would have been 20.56%.
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
(9)    Estimated.
Example. The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above. The expense amounts assume an annual base management fee 1.75% for each year. Transaction expenses are not included in the following example.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$160	$416	$604	$887
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

SENIOR SECURITIES
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following tables for the years ended December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012. The senior securities table as of December 31, 2020 and 2019 was audited by KPMG LLP and the senior securities table as of December 31, 2018, 2017, 2016, 2015, 2014, 2013, and 2012 were audited by our former independent registered public accounting firms. The “ — ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities. The reports of our current and former independent registered public accounting firms on the senior securities table are attached as an exhibit to this Annual Report.

(dollar amounts in thousands, except per unit data) Class and Year (8)	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
6.25% Notes due 2023
December 31, 2020	$25,000	$14,754	—	$24.82

6.375% Notes due 2025(9)
December 31, 2020	$50,000	$7,377	—	$22.66
December 31, 2019	$50,000	$7,519	—	25.30
December 31, 2018	$50,000	$5,645	—	24.84

6.50% Notes due 2025(9)
December 31, 2020	$48,525	$7,601	—	$22.80
December 31, 2019	$48,525	$7,747	—	25.29
December 31, 2018	$48,525	$5,817	—	24.43

5.95% Notes due 2026
December 31, 2020	$54,325	$6,790	—	$21.89
December 31, 2019	$54,325	$6,920	—	24.75

BNP Facility
December 31, 2020	$31,450	$11,728	—	N/A
December 31, 2019	$56,450	$6,659	—	N/A

PWB Credit Facility
December 31, 2020	$600	$614,760	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$12,000	$23,521	—	N/A
December 31, 2017	$17,600	$11,540	—	N/A
December 31, 2016	$9,500	$15,821	—	N/A
December 31, 2015	$—	$—	—	N/A

WM Credit Facility(6)
December 31, 2014	$72,612	$2,847	—	N/A
December 31, 2013	$108,955	$2,256	—	N/A
December 31, 2012	$99,224	$2,429	—	N/A

SBA debentures (SBIC I LP)(5)
December 31, 2020	$105,270	$—	—	N/A
December 31, 2019	$149,880	$—	—	N/A
December 31, 2018	$149,880	$—	—	N/A

(dollar amounts in thousands, except per unit data) Class and Year (8)	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
December 31, 2017	$149,880	$—	—	N/A
December 31, 2016	$149,880	$—	—	N/A
December 31, 2015	$149,880	$—	—	N/A
December 31, 2014	$127,295	$—	—	N/A
December 31, 2013	$26,000	$—	—	N/A
December 31, 2012	$—	$—	—	N/A

Total Senior Securities(7)
December 31, 2020	$315,170	$1,757	—	N/A
December 31, 2019	$359,180	$1,796	—	N/A
December 31, 2018	$260,405	$2,554	—	N/A
December 31, 2017	$167,480	$11,540	—	N/A
December 31, 2016	$159,380	$15,821	—	N/A
December 31, 2015	$149,880	$—	—	N/A
December 31, 2014	$199,907	$2,847	—	N/A
December 31, 2013	$134,955	$2,256	—	N/A
December 31, 2012	$99,224	$2,429	—	N/A
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
(8)    Does not include the Unsecured Notes Due February 2026. See Recent Developments for additional information.
(9)    On February 10, 2021, a redemption notice was issued. See Recent Developments for additional information.

FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the each year in the ten-year period ended December 31, 2020. The financial highlights as of December 31, 2020 and 2019 were audited by KPMG LLP and the financial highlights for each of the eight years in the period ended December 31, 2018 were audited by our former independent registered public accounting firms.

	Years Ended December 31,
	2020	2019	2018	2017	2016	2015	2014	2013	2012
Per share operating performance:
Net asset value per share at beginning of year	$12.46	$13.10	$14.12	$14.82	$14.76	$14.24	$14.58	$14.80	N/A (11)
Net investment income(4)	0.92	1.43	1.38	1.28	1.46	1.39	0.95	0.59	N/A (11)
Net realized gain (loss) on non-control/non-affiliate investments(4)	(0.75)	(0.29)	(0.37)	(0.26)	0.25	(0.31)	0.02	0.01	N/A (11)
Net realized gain on affiliate investments(4)	—	—	0.01	0.81	—	0.14	—	—	N/A (11)
Net realized loss on control investment(4)	—	—	—	—	—	—	(0.37)	—	N/A (11)
Realized gain from SBIC Acquisition(4)	—	—	—	—	—	—	—	0.29	N/A (11)
Net unrealized depreciation on non-control/non-affiliate investments(4)	(0.82)	(0.72)	(0.19)	(0.78)	(0.69)	0.53	0.05	0.04	N/A (11)
Net unrealized appreciation (depreciation) on affiliate investments(4)	0.94	0.40	(0.06)	(0.41)	0.33	0.13	0.19	0.05	N/A (11)
Net unrealized appreciation (depreciation) on control investment(4)	0.13	(0.10)	(0.06)	—	0.07	—	0.18	(0.18)	N/A (11)
Loss on extinguishment of debt(4)	(0.06)	—	—	—	—	—	—	—	N/A (11)
Loss on impairment of goodwill(4)	(0.08)	—	—	—	—	—	—	—	N/A (11)
Total from operations	0.28	0.72	0.71	0.64	1.42	1.88	1.02	0.80	N/A (11)
Distributions	(0.86)	(1.36)	(1.73)	(1.36)	(1.36)	(1.36)	(1.36)	(1.02)	N/A (11)
Issuance of common stock (5)	(0.03)	—	—	(0.03)	—	—	—	—	N/A (11)
Other (6)	—	—	—	0.05	—	—	—	—	N/A (11)
Net asset value per share at end of year	$11.85	$12.46	$13.10	$14.12	$14.82	$14.76	$14.24	$14.58	$14.80

Per share market value, end of period	$7.15	$11.17	$10.60	$11.90	$13.76	$11.48	$11.78	$12.83	$13.69
Total return based on market value (1)	(24.0)%	18.3%	3.5%	(4.7)%	32.3%	9.0%	2.4%	1.3%	(7.6)%
Total return based on net asset value (2)	13.6%	6.7%	7.8%	5.0%	10.9%	16.0%	7.5%	7.7%	N/M (12)
Shares outstanding at end of period	13,409,559	13,376,836	13,357,337	13,340,217	9,700,297	9,691,170	9,650,834	9,629,797	9,578,691
Weighted average shares outstanding	13,394,005	13,364,244	13,348,203	12,403,706	9,693,801	9,670,153	9,634,471	9,619,723	9,578,691
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$148,175	$171,889	$182,468	$171,631	$142,818	$140,002	$138,131	$141,058	$98,164
Net asset value at end of year	$158,956	$166,627	$175,023	$188,336	$143,778	$143,012	$137,471	$140,378	$141,799
Net investment income	$12,295	$19,098	$18,385	$15,877	$14,145	$13,411	$9,135	$5,718	$661
Ratio of total expenses, net to average net assets (8)	22.4%	19.4%	13.4%	10.2%	11.9%	13.5%	9.9%	8.0%	13.6% (13)
Ratio of total expenses, net and losses on impairment of goodwill and extinguishment of debt to average net assets (9)	23.7%	—%	—%	—%	—%	—%	—%	—%	—%
Ratio of net investment income to average net assets (10)	8.3%	11.1%	10.5%	8.4%	9.8%	9.6%	6.6%	4.1%	4.6% (13)
Ratio of goodwill impairment loss to average net assets	0.7%	—%	—%	—%	—%	—%	—%	—%	—%
Ratio of loss on extinguishment of debt to average net assets	0.6%	—%	—%	—%	—%	—%	—%	—%	—%
Portfolio turnover (7)	28.1%	21.2%	41.9%	50.4%	18.1%	44.6%	34.9%	19.7%	—%

(1)Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.
(2)Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at the Company’s dividend reinvestment plan for the respective distributions.

(3)Based on the average of the net asset value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.
(4)Calculated on the average share method.
(5)The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the Offering.
(6)Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on a weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales, Structured Finance Note distributions and principal payments or year-to-date purchases over the average of the invested assets at fair value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.
(8)Ratio of total expenses before incentive fee waiver to average net assets was 22.7% and 13.4% for the years ended December 31, 2020 and December 31, 2018, respectively.
(9)Ratio of total expenses before incentive fee waiver and losses on impairment of goodwill and extinguishment of debt to average net assets was 24.0% for the year ended December 31, 2020.
(10)Ratio of net investment income before incentive fee waiver to average net assets was 8.0% and 10.5% for the years ended December 31, 2020 and December 31, 2018, respectively.
(11)Per share data is not provided as the Company did not have shares of common stock outstanding prior to its IPO.
(12)Not meaningful.
(13)Annualized.

Item 6.    Selected Consolidated Financial Data
The following selected financial and other data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report on Form 10-K (amounts in thousands, except per share data and number of portfolio companies at period end):

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Investment income
Interest income	$41,517	$48,902	$38,607	$28,124	$26,400
PIK interest income	1,528	926	1,193	1,508	1,194
Dividend income	450	502	315	482	475
Preferred equity PIK dividend income	504	899	906	1,399	1,433
Fee income	1,476	1,292	1,813	1,913	1,592
Total investment income	45,475	52,521	42,834	33,426	31,094
Expenses
Management fees	7,605	8,271	6,335	4,999	4,516
Incentive fees, net of waiver	1,584	4,760	4,387	2,962	3,333
Other expenses	23,991	20,439	13,727	9,588	9,100
Total expenses, net	33,180	33,470	24,449	17,549	16,949
Net investment income	12,295	19,098	18,385	15,877	14,145
Net realized gain (loss) on investments	(10,021)	(3,900)	(4,779)	6,833	2,404
Net unrealized appreciation (depreciation) on investments	3,317	(5,645)	(4,034)	(14,800)	(2,721)
Loss on extinguishment of debt	(820)	—	—	—	—
Loss on impairment of goodwill	(1,077)	—	—	—	—
Net increase in net assets resulting from operations	3,694	9,553	9,572	7,910	13,828
Per share data:
Net asset value	$11.85	$12.46	$13.10	$14.12	$14.82
Net investment income	0.92	1.43	1.38	1.28	1.46
Net realized gain (loss) on investments	(0.75)	(0.29)	(0.36)	0.55	0.25
Net unrealized appreciation (depreciation) on investments	0.25	(0.42)	(0.30)	(1.19)	(0.29)
Net increase in net assets resulting from operations	0.28	0.71	0.72	0.64	1.43
Distributions declared (1)	0.86	1.36	1.73	1.36	1.36
Total return based on market value (7)	(24.0)%	18.3%	3.5%	(4.7)%	32.3%
Balance sheet data at period end:
Investments, at fair value	$442,323	$516,931	$396,797	$277,499	$281,627
Cash and cash equivalents	37,708	13,447	38,172	72,952	17,659
Other assets	3,782	7,810	6,452	7,327	5,744
Total assets	483,813	538,188	441,421	357,778	305,030
Debt	309,185	352,478	254,826	164,823	156,343
Total liabilities	324,857	371,561	266,398	169,442	161,252
Total net assets	158,956	166,627	175,023	188,336	143,778
Other data (unaudited):
Weighted average yield on performing debt and Structured Finance Note investments (3) (6)	10.27%	10.40%	11.50%	12.11%	12.08%
Weighted average yield on total debt and Structured Finance Note investments (4) (6)	9.15%	9.94%	11.12%	11.59%	11.72%
Weighted average yield on total investments (5) (6)	8.56%	9.59%	10.49%	10.35%	10.88%
Number of portfolio companies at end of year	62	85	50	37	41

(1)The return of capital portion of these distributions for the years ended December 31, 2020, 2019, 2018, 2017, 2016, and 2015, was $0, $0 $0, $0, $0.09, and $0.23, respectively.
(2)On January 1, 2016, we adopted ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

(3)The weighted average yield on our performing debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments plus the annualized accretion of Net Loan Fees; and (ii) the annual effective yield on Structured Finance Notes divided by (b) amortized cost of our debt and Structured Finance Note investments, excluding debt investments in non-accrual status as of the balance sheet date.
(4)The weighted average yield on our total debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments plus the annualized accretion of Net Loan Fees and (ii) plus the annual effective yield on Structured Finance Notes divided by (b) amortized cost of our debt and Structured Finance Note investments, including debt investments in non-accrual status as of the balance sheet date.
(5)The weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments plus the annualized accretion of Net Loan Fees, (ii) the effective yield on our performing preferred equity investments, and (iii) the annual effective yield on Structured Finance Notes, divided by (b) amortized cost of our total investment portfolio, including debt investments in non-accrual status as of the balance sheet date.
(6)The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
(7)Calculation is ending market value less beginning market value, adjusting for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our ability and experience operating a BDC or an SBIC, or maintaining our tax treatment as a RIC under Subchapter M of the Code;
•our dependence on key personnel;
•our ability to maintain or develop referral relationships;
•our ability to replicate historical results;
•the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;
•the belief that the carrying amounts of our financial instruments, such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments and that such financial instruments are held with high credit quality institutions to mitigate the risk of loss due to credit risk;
•actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;
•constraint on investment due to access to material nonpublic information;
•restrictions on our ability to enter into transactions with our affiliates;
•our ability to comply with SBA regulations and requirements;
•the use of borrowed money to finance a portion of our investments;
•the belief that our financing facilities will enable us to be competitive in our markets;
•our ability to incur additional leverage pursuant to Section 61(a)(2) of the 1940 Act and the impact of such leverage on our net investment income and results of operations;
•competition for investment opportunities;
•our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers and the impact on our risk profile, including our belief that the seniority of such loans in a borrower's capital structure may provide greater downside protection against the impact of the coronavirus ("COVID-19") pandemic;
•the percentage of investments that will bear interest on a floating rate or fixed rate basis;
•interest rate volatility, including the decommissioning of LIBOR;
•the ability of SBIC I LP to make distributions enabling us to meet RIC requirements;
•plans by SBIC I LP to repay its outstanding SBA debentures;
•our ability to raise debt or equity capital as a BDC;
•the timing, form and amount of any distributions from our portfolio companies;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of the outbreak; the effect of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows and those of our portfolio companies (including the expectation that a shift from cash interest to PIK interest will result from concessions granted to borrowers due to the COVID-19 pandemic), including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including our belief that new loan activity in the market in which we operate has slowed) and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;
•the general economy and its impact on the industries in which we invest;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;
•uncertain valuations of our portfolio investments, including our belief that reverting back to an equal weighting of the Reunderwriting Analysis method and Synthetic Rating Analysis method more accurately captures certain data related to the observed return of market liquidity and the historic correlative relationship between these markets;
•the belief that one or more of our investments can be restored to accrual status in the near term, or otherwise; and
•the effect of new or modified laws or regulations governing our operations.
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
Overview
Key performance metrics are presented below:

	December 31, 2020	December 31, 2019
Net asset value per common share	$11.85	$12.46

	Year Ended December 31,
	2020	2019	2018
Net investment income per common share	$0.92	$1.43	$1.38
Net increase in net assets resulting from operations per common share	0.28	0.71	0.72
Distributions paid per common share	0.86	1.36	1.73

Net investment income per share during the year ended December 31, 2020 declined $0.51 from the prior year primarily due to an approximate $0.76 decline in net interest margin—total interest income less interest expense—per share. Weighted average yield on debt and Structured Finance Notes as of December 31, 2020, declined to 9.15% from 9.94% as of December 31, 2019, due to the Company's continuing shift to lower-yielding, first lien senior secured loans of larger borrowers, as well as the placement of our loans to Online Tech Stores, LLC and 3rd Rock Gaming Holding, LLC, with an aggregate cost of $35.7 million, on non-accrual status. The decline in net interest margin was partially offset by declines in management and incentive fees of $0.25 per share. For the year ended December 31, 2020, our weighted-average interest costs increased to 5.32% from 4.99% in the year ended December 31, 2019, principally due to a full year’s interest on the Unsecured Notes Due October 2026 and the issuance in September 2020 of the Unsecured Notes Due September 2023. As of December 31, 2020, approximately 90% of our debt was fixed rate.
During the year ended December 31, 2020, our portfolio experienced net losses of $6.7 million, or $0.50 per share, principally due to net losses of $6.8 million on our directly originated debt and equity investments, partially offset by net gains of $0.1 million in our Structured Finance Notes and broadly syndicated loan investments. The net loss in our directly originated investments was primarily due to our debt investments in 3rd Rock Gaming Holdings, LLC and Online Tech Stores, LLC, which combined for unrealized losses of $21.4 million. The unrealized losses were offset by unrealized gains in our common equity investment in Pfanstiehl Holdings, Inc., a pharmaceutical ingredients manufacturer, which appreciated $24.2 million due to performance improvements and expansion of the valuation multiple.
Additionally, during the year ending December 31, 2020, our net asset value decreased $1.1 million, or $0.08 per share, due to the impairment of goodwill, and $0.8 million, or $0.06 per share, due to the loss on extinguishment of debt related to the prepayment of $44.6 million of SBA debentures that were contractually due in 2023 and 2024, as well the commitment reduction on the PWB Credit Facility from $100.0 million to $20.0 million.
Since OFS Advisor implemented its business continuity plan in mid-March 2020, the entire team effectively transitioned to remote work and maintained our normal functionality and we remain capable of completing our operational requirements.
We have actively monitored our portfolio companies throughout this period of economic uncertainty, which has included assessments of our portfolio companies' operational and liquidity outlook. During the year ended December 31, 2020, we extended the maturity date of loans, rescheduled due dates of interest payments, and converted cash interest to PIK interest in order to support our portfolio companies through the COVID-19 pandemic. As of December 31, 2020, we have unfunded commitments of $5.8 million to four portfolio companies. For details on our portfolio activity for the year ended December 31, 2020, see “Portfolio Composition and Investment Activity — Investment Activity”.
We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including the impact of travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will further negatively affect our portfolio companies’ operating results, or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will continue to experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay-off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company, as well as adversely affect our result of operations and cash flow, and such impacts could be material. See “Item 1A. Risk Factors — Risks Related to the COVID-19 Pandemic” for additional information.
We are also subject to financial risks, including changes in market interest rates. As of December 31, 2020, approximately $309 million (principal amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based, and many of which are subject to reference-rate floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased, primarily in the second quarter of 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the credit spread over LIBOR that we earn on our portfolio investments, or a decrease in our operating expenses, including our incentive fee and the interest costs on our liabilities indexed to LIBOR. As of December 31, 2020, the majority of our variable rate debt investments are subject to the base rate floor, partially mitigating the impact of the recent decrease in LIBOR on our gross investment income. See “Item 1A. Risk Factors — Risks Related to our Business and Structure” for additional information.
At December 31, 2020, our asset coverage ratio of 176% was within minimum asset coverage requirements under the 1940 Act, and we remained in compliance with all applicable financial covenants under our revolving credit facilities and outstanding debt. During the year ended December 31, 2020, we amended the PWB Credit Facility to provide greater flexibility with financial covenants and reduced the total commitment from $50.0 million to $20.0 million. As of December 31, 2020, we had an unused commitment of $19.4 million under our PWB Credit Facility, as well as an unused commitment of $118.6 million under our BNP Facility, both subject to a borrowing base and other covenants. Based on fair values and net asset value at December 31, 2020, we could access these available lines of credit for a total of $111 million and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will continue to selectively deploy capital in new investment opportunities.

On March 2, 2021, the Board declared a distribution of $0.20 per share for the first quarter of 2021, payable on March 31, 2021, to stockholders of record as of March 24, 2021.
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
Revenue recognition. Our direct lending activities frequently involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or "follow-on" transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities.
The revenue recognized on these instruments is a function of the fee or other consideration allocated to them, including amounts allocated to loan syndication fees at the time of acquisition. Additionally, subsequent amendments to these instruments can involve both:
•a determination as to whether the amendment is
◦of such significance to deem it the consummation of the initial investment transaction and the acquisition of new instruments (i.e., a "significant modification"), or
◦a modification of those instruments to be recognized over their remaining lives, and
•an additional allocation of consideration among newly acquired Instruments.
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
PIK Income. Our recognition of PIK interest and dividends include assessments of collectibility, and may result in recognition of the PIK income that corresponds to the fair value of the associated investment. If the in-kind securities received is non-accretive to overall value of the Company’s investment position (i.e., the recognition of PIK income merely results in the recognition of offsetting unrealized depreciation on the position, and no increase in the Company’s net assets), the PIK income for the in-kind securities received will be adjusted downwards, in some instances to zero. Furthermore, the recognition of PIK interest at zero does not necessarily correspond to the placement of a loan on non-accrual status, which can result in the non-recognition of cash interest as well.
Structured Finance Notes. Recognition of interest income on our Structured Finance Notes requires development of numerous assumptions regarding the performance and behavior of the underlying loans and portfolio companies, as well as assumption regarding the actions expected by the collateral managers of the CLOs. Income recognized under ASC Sub-topic 325-40, Beneficial Interests in Securitized Financial Assets, the authoritative accounting literature for income recognition on our Structured Finance Notes, is the constant yield-to-redemption that equates the expected cash flows from the instrument to its cost or amortized cost. The estimated cash flows from a subordinated note structured finance instrument are estimated, on a period-by-period basis, as
•the expected cash flows from the underlying portfolio of the CLO vehicle, derived by adjusting the contractual amounts due on the portfolio investments for, among other things
◦expected losses on defaults,
◦expected prepayments, and
◦the impact to cash flows (positive or negative) from the assumed reinvestment of recoveries on defaults and amounts collected on prepayments, less
•the amounts contractually due on tranches senior to the subordinated notes, which generally requires use of forward reference rate curves and the stated spread over such rates specified in the CLO indentures, through the expected redemption of the subordinated notes, which is generally assumed to occur upon the exercise of an optional redemption by the collateral manager of the underlying CLO sometime after the reinvestment period specified in the CLO indenture. Following the reinvestment period specified in the indenture, CLO instruments enter their amortization period during which the principle balances of the CLO senior debt tranches are reduced through amortization payment. As the senior CLO debt tranches amortize, the management of the CLO becomes less economically viable to its collateral manager, prompting the manager to exercise options to liquidate the underlying portfolio, distribute cash to remaining tranches in order of seniority, and wind-up the CLO vehicle. Depending on where the CLO vehicle is in its reinvestment period, the period over which these cash flows are forecast can be several years from the valuation date and cross several business cycles. Such estimates involve significant judgement by management. When the amortized cost of an CLO instrument exceeds the undiscounted expected cash flows from the instrument as of the estimation date, the yield on that instrument is set to zero percent (-0-%).
The cash flow assumptions utilized in our Structured Finance Notes revenue recognition determination (our “Revenue Assumptions” generally involve the same economic considerations as the cash flow assumptions utilized in our period-end fair value estimates for these instruments (our “Fair Value Assumptions”), though on an factor-by-factor basis the assumptions will not be identical as the assumptions are developed by independent parties. To ensure that our Revenue Assumptions and our Fair Value Assumptions are consistent, management performs period tests involving with-and-without type considerations to ensure the collection of assumptions for each purpose produce consistent cash flows in all material respects.
Fair value estimates. As of December 31, 2020, total investments representing approximately 91% of our total assets were carried on the consolidated balance sheet at fair value. As discussed more fully in “Item 8.–Financial Statements–Note 2” GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as Level 2 and Level 3, with a significant portion of our investments classified as Level 3. We typically do not hold equity securities or other instruments that are actively traded on an exchange.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.
As described in “Item 8.–Financial Statements–Note 5”, we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used in the fair value estimates of our investments. The most significant unobservable inputs in the Level 3 fair value measurements are the discount rates and EBITDA multiples. Investments classified as Level 2 are measured on the basis of Indicative Prices provided by pricing services.
Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in each investment. Management uses two primary methods to estimate discount rates: a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a synthetic debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. Management may also use a relative value method to estimate yields, which involves estimating the discount rate of non-traded subject debt investments based on an expected or assumed relationship between Indicative Prices or observed prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of unobservable inputs utilized in estimating the discount rate on the subject investment to its internal rate of return at close or purchase date. These methods generally produce a range of discount rates, and we generally select the midpoint of the range for use in fair value measures, subject to limitations on the basis of the borrowers' ability to prepay the debt without penalty.

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
We adjusted our approach to fair value estimates throughout 2020 in response to the economic uncertainty associated with the spread of the COVID-19 pandemic. Our use of Indicative Prices includes assessments of whether a sufficient number of market quotations are available and whether the depth of the markets from which those Indicative Prices were received is sufficient to transact in amounts approximating our positions in such assets without impacting such prices. Moreover, these assessments are generally based on 90-day moving averages of our depth and liquidity metrics. The 90-day moving average generally counters the effects of intermittent quoting activity observed at month- and quarter-ends, irregular quoting activity that tends to artificially inflate our market depth and liquidity metrics. We observed significant declines in market liquidity beginning in the middle of March 2020 and concluded the 90-day moving average was not representative of market conditions given the significant market dislocation during that period. Accordingly, we adjusted our depth and liquidity assessment to one based on a 5-day moving average of the metrics in our liquidity assessments as of March 31, 2020, and partially reverted, utilizing 30-day and 60-day moving average, in our June 30, 2020, and September 30, 2020, assessments respectively, as liquidity continued to return to the loan market. We fully reverted to use of the 90-day moving average in our December 31, 2020, assessments. One measure of liquidity in the broadly syndicated loan market is the average bid-ask spread on the Refinitiv Market Overall (North America) Loan Index which narrowed to 1.98 points at June 30, 2020, and 1.53 points at September 30, 2020, from 3.41 points at March 31, 2020, and has not yet returned to its long-term historic average of 1.0, but narrowed to 1.24 at December 31, 2020. These changes to our depth and liquidity metrics, as well as changes in the level of the metrics themselves, led to securities with a fair value of $12.7 million and $2.9 million to transfer from Indicative Prices to models and Level 3 inputs at March 31, 2020 and June 30, 2020, respectively; however, as of December 31, 2020, only one instrument with an aggregate amortized cost of $0.6 million remained at Level 3 within the fair value hierarchy.
We also adjusted the relative weighting of our Level 3 fair value models throughout this period of heightened economic uncertainty. Our processes included assessments of the impact of the COVID-19 pandemic on the financial condition, results of operations or cash flows of our portfolio companies. Initially, such forward-looking assessments were fragmentary; however as such forward-looking estimates became more reliable, such information was directly incorporated into our fair value models. In circumstances in which reliable forward-looking information was unavailable, we considered the market impact on performance-metric multiples and related impact on enterprise values. Additionally, management observed a decrease in the historic correlation between market spreads used in our synthetic debt rating method and those used in our reunderwriting analysis. These market spreads, though highly correlated before the on set of COVID-19, relate to different segments of the lending market primarily on the basis of borrower size. The synthetic debt rating method is based on market spreads for larger borrowers with rated debt, while the reunderwring analysis market spreads are generally used for what are considered middle-market borrowers. Management concluded, given the break-down in this relationship, the relative weight given to each of these methods required adjustment to correspond to the market most closely associated with the subject investment. Accordingly, we decreased the weighting for the synthetic debt rating method and increased the weighting for the reunderwriting analysis in the current period year, from a weighting of 50/50 to a weighting of 10/90, at March 31, 2020, and partially reverted to generally 25/75 at June 30, 2020. We believed the overweighting to the Reunderwriting Analysis during this period more accurately captured the market in which these instruments are exchanged. By September 30, 2020, we had fully reverted to an equal weighting of these models as we have observed a return, in all significant respects, of the historic correlative relationship between these markets.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2020, (in thousands):

	Fair Value at December 31, 2020	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior Secured	$300,193	$294,686	$305,480
Senior Secured (valued at Transaction Price)	6,111	6,111	6,111
Subordinated	15,067	12,872	17,073

Structured Finance Notes:
Subordinated notes	54,724	52,941	56,505
Mezzanine bonds	1,701	1,657	1,746

Equity investments:
Preferred equity	11,543	10,317	13,577
Common equity and warrants	52,984	48,719	56,902
	$442,323	$427,303	$457,394

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1—Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 3.”
•The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1–Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 3.”
•A license agreement with OFSAM, the parent company of OFS Advisor, under which OFSAM has agreed to grant us a non-exclusive, royalty-free license to use the name “OFS.” Under this agreement, we have a right to use the “OFS” name for so long as OFS Advisor or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “OFS” name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with OFS Advisor is in effect.
    On June 11, 2019, OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 0.4375% per quarter (1.75% annualized) to 0.25% per quarter (1.00% annualized) of the OFSCC-FS Assets at the end of the two most recently completed calendar quarters to the extent that such portion of the OFSCC-FS Assets are financed using leverage (also calculated on an average basis) that causes the Company’s statutory asset coverage ratio to fall below 200%. When calculating its statutory asset coverage ratio, the Company excludes its SBA guaranteed debentures from its total outstanding senior securities as permitted pursuant to exemptive relief granted by the SEC dated November 26, 2013. Effective as of January 1, 2020 and January 1, 2021, OFS Advisor agreed to further reduce the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the portion of total assets held by the Company through OFSCC-FS at the end of the two most recently completed calendar quarters without regard to the statutory asset coverage ratio. The base management fee reduction by OFS Advisor is renewable on an annual basis and the amount of the base management fee reduction with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor. This agreement was renewed for the 2021 calendar year on February 16, 2021.
    OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs managed by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser or collateral manager to CLOs and other assets, including HPCI and OCCI. Additionally, OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust, and to CIM Real

Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
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
    The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates even if such other funds had not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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
Portfolio Composition and Investment Activity
    Our portfolio consists of Portfolio Company Investments, as well as indirect investments in such securities through investment in other investment companies including Structured Finance Notes.
Portfolio Composition. As of December 31, 2020, the fair value of our debt investment portfolio totaled $321.4 million in 49 portfolio companies, of which 95% and 5% were senior secured loans and subordinated loans, respectively, and $64.5 million in equity investments in 10 portfolio companies in which we also held debt investments and 13 portfolio companies in which we solely held an equity investment. We had unfunded commitments of $5.8 million to four portfolio companies at December 31, 2020. We also have 12 investments in Structured Finance Notes with a fair value of $56.4 million. Set forth in the tables and charts below is selected information with respect to our portfolio as of December 31, 2020 and 2019.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$190,627	$172,249	$181,980	$169,230
SBIC I LP	191,192	190,573	256,858	246,371
OFSCC-FS	67,781	68,037	88,458	88,936
OFSCC-MB	11,423	11,464	11,375	12,394
Total investments	$461,023	$442,323	$538,671	$516,931
Portfolio Yields: The weighted average yield on total investments1 was 8.56% and 9.59% at December 31, 2020 and 2019, respectively. The following table displays the composition of our debt investment and Structured Finance Note portfolio by yield range and its weighted average yields as of December 31, 2020 and 2019:

	December 31,
	2020				2019
Yield Range	Senior Secured Debt	Subordinated Debt	Structured Finance Notes	Total	Senior Secured Debt	Subordinated Debt	Structured Finance Notes	Total
Less than 8%	29.5%	—%	1.4%	24.0%	20.1%	—%	—%	17.3%
8% – 10%	52.0	—	1.4	42.2	21.5	—	—	18.5
10% – 12%	13.5	—	—	10.9	48.8	8.6	—	42.7
12% – 14%	3.4	53.6	12.5	7.0	8.4	38.3	25.1	12.0
Greater than 14%	1.6	46.4	84.7	15.9	1.2	53.1	74.9	9.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield – performing debt and Structured Finance Note investments (2)	8.92%	14.88%	16.56%	10.27%	9.80%	13.52%	15.13%	10.40%
Weighted average yield – total debt and Structured Finance Note investments (3)	8.38%	5.53%	16.56%	9.15%	9.57%	10.57%	15.13%	9.94%
(1) Weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, (ii) the annual effective yield on Structured Finance Notes, (iii) the effective yield on our performing preferred equity investments, divided by (b) the amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date.
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
(3)    The weighted average yield on our total debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest on debt investments plus the annualized accretion of Net Loan Fees and (ii) the annual effective yield on Structured Finance Notes divided by (b) the sum of the amortized cost of our debt and Structured Finance Note investments, in each case, including debt investments in non-accrual status as of the balance sheet date.

     The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
The weighted average yield on our performing debt and Structured Finance Notes decreased from 10.40% at December 31, 2019 to 10.27% at December 31, 2020, primarily due to the decrease in LIBOR and deployment of approximately $70.6 million in new debt investments with a weighted average yield of 8.2%, partially offset by the deployment of approximately $33.5 million in new Structured Finance Notes with a weighted average yield of 16.7% and LIBOR floors on the majority of the debt portfolio.
As of December 31, 2020 and 2019, floating rate loans at fair value were 96% and 93% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 4% and 7% of our debt investment portfolio, respectively.
Portfolio Company Investments. The following table summarizes the composition of our Portfolio Company Investments as of December 31, 2020 and 2019 (dollar amounts in thousands):

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$325,647	$306,304	$421,970	$408,724
Subordinated debt investments	45,409	15,067	56,731	43,091
Preferred equity	18,648	11,543	21,925	17,729
Common equity and warrants	15,459	52,984	14,919	25,777
Total	$405,163	$385,898	$515,545	$495,321
Number of portfolio companies	62	62	85	85
 (1) Includes debt investments in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co-lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $55,776 and $56,217 at December 31, 2020, respectively, and $65,300 and $65,337, at December 31, 2019, respectively.
Approximately 79% of our Portfolio Company Investments at fair value are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structures may provide greater downside protection against the impact of the COVID-19 pandemic.
As of December 31, 2020, the three largest industries of our Portfolio Company Investments by fair value, were (1) Manufacturing (24.9%), (2) Professional, Scientific, and Technical Services (19.2%), and (3) Health Care and Social Assistance (14.9%), totaling approximately 59.0% of the investment portfolio. For a full summary of our investment portfolio by industry, see "Note 4, Investments" to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.
    The following table presents our debt investment portfolio by investment size as of December 31, 2020 and 2019, (dollar amounts in thousands):

	Amortized Cost				Fair Value
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
Up to $4,000	$30,427	8.2%	$77,809	16.3%	$33,149	10.3%	$75,033	16.6%
$4,001 to $7,000	72,030	19.4	71,558	14.9	68,939	21.5	68,806	15.2
$7,001 to $10,000	51,874	14.0	95,567	20.0	43,735	13.6	77,978	17.3
$10,001 to $13,000	21,013	5.7	54,273	11.3	33,470	10.4	53,903	11.9
Greater than $13,000	195,711	52.7	179,494	37.5	142,078	44.2	176,095	39.0
Total	$371,055	100.0%	$478,701	100.0%	$321,371	100.0%	$451,815	100.0%

Structured Finance Notes. The following table summarizes our Structured Finance Notes as of December 31, 2020 and December 31, 2019, (dollar amounts in thousands):

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$54,280	$54,724	$23,127	$21,610
Mezzanine bonds	1,580	1,701	—	—
Total Structured Finance Notes	$55,860	$56,425	$23,127	$21,610
Number of Structured Finance Notes	12	12	4	4
The weighted average yield on Structured Finance Notes increased to 16.6% at December 31, 2020, from 15.13% at December 31, 2019 partially due to investments of $33.5 million in Structured Finance Notes with a weighted average annual effective yield of 16.7%.
Notable investments in new Structured Finance Notes during the year ended December 31, 2020, include Apex Credit CLO 2020 ($9.3 million subordinated note) and Madison Park Funding XXIII, Ltd. ($7.5 million subordinated note).
We focused on investing in subordinated note securities with longer reinvestment periods in order to take advantage of market volatility and maximize cash flows, and all current subordinated note investments have reinvestment periods ending in 2022 or beyond. We believe longer reinvestment periods provide collateral managers with more flexibility to maximize cash flows by reinvesting loan repayments into new loans, potentially at discounted levels with higher yields and to reposition the portfolio to adapt to changing market conditions.
Investment Activity. The following is a summary of our Portfolio Company Investment cash investment activity for the years ended December 31, 2020 and 2019, (dollar amounts in millions):

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$49.0	$—	$141.6	$5.6
Investments in existing portfolio companies:
Follow-on investments	41.0	0.3	42.0	—
Restructured investments	0.9	—	—	—
Delayed draw and revolver funding	5.7	—	9.6	—
Total investments in existing portfolio companies	47.6	0.3	51.6	—
Total investments in new and existing portfolio companies	$96.6	$0.3	$193.2	$5.6
Number of new portfolio company investments	14	—	45	3
Number of existing portfolio company investments	25	3	29	—
Proceeds/distributions from principal payments/equity investments	$129.6	$—	$60.9	$—
Proceeds from investments sold or redeemed	66.9	3.9	34.8	0.2
Total proceeds from principal payments, equity distributions and investments sold	$196.5	$3.9	$95.7	$0.2

    Notable investments in new portfolio companies during the year ended December 31, 2020 include A&A Transfer Buyer, Inc. ($25.2 million senior secured loan), SourceHOV Tax, Inc. ($19.7 million senior secured loan), as well as $5.2 million senior secured loans in I&I Sales Group, LLC, respectively.
    During the year ended December 31, 2020, the weighted-average yield of Portfolio Company Investments in new portfolio companies was 8.2%.
During the year ended December 31, 2020, we also invested $33.5 million in Structured Finance Notes with a weighted average annual effective yield of 16.7%.

Non-cash Investment Activity. On March 27, 2020, our debt investment in Constellis Holdings, LLC was restructured to converted our non-accrual debt investment into 20,628 common shares of equity. The cost and fair value of the 20,628 common shares of equity received was $0.7 million and $0.7 million, respectively, which we recognized as the investment's cost.
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
PIK and Cash Dividend Accruals
Payment-in-kind dividends on preferred equity securities are recognized at fair value when earned. However, at December 31, 2020, we owned five preferred equity securities (Contract Datascan Holdings, Inc., Master Cutlery, LLC, Stancor, L.P., My Alarm Center, LLC and TRS Services, LLC), with an aggregate amortized cost and fair value of $12.4 million and $4.9 million, respectively, for which, notwithstanding the fair value of the preferred equity securities, the fair value of those securities most-recent PIK dividend as of December 31, 2020, was recognized at $-0-. At December 31, 2019, we owned four preferred equity securities (Master Cutlery, LLC, Stancor, L.P., My Alarm Center, LLC and TRS Services, LLC), with an aggregate amortized cost and fair value of $9.9 million and $5.7 million, respectively, for which, notwithstanding the fair value of the preferred equity securities, the fair value of those securities most-recent PIK dividend as of December 31, 2019, was recognized at $-0-.
Risk Monitoring
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2020 and 2019 (dollar amounts in thousands):

	As of December 31,
	2020		2019
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	17,953	4.0
3 (Average)	263,934	82.2	387,654	85.8
4 (Special Mention)	45,302	14.1	45,546	10.1
5 (Substandard)	11,684	3.6	—	—
6 (Doubtful)	451	0.1	662	0.1
7 (Loss)	—	—	—	—
	$321,371	100.0%	$451,815	100.0%
During the year ended December 31, 2020, we had debt investments with risk downgrades from risk category 3 to risk category 4 with a fair value of $15.9 million at December 31, 2020. We also had debt investments with risk downgrades from risk category 3 to risk category 5 with a fair value of $11.7 million at December 31, 2020.
    During the year ended December 31, 2019, we had a debt investment with a risk upgrade from risk category 3 to risk category 2 with a fair value of $14.2 million at December 31, 2019. We also had a debt investment with a risk upgrade from risk category 4 to risk category 3 with a fair value of $14.6 million at December 31, 2019. We had debt investments with risk rating downgrades from risk category 3 to risk category 4 with an aggregate fair value of $34.0 million at December 31, 2019. We also had a debt investment with risk rating downgrade from risk category 4 to risk category 6 with a fair value of $0.4 million at December 31, 2019.
All other year-over-year changes in the fair value of our debt investments within each category, were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments within the categories, and other investment activity.

Non-Accrual Loans
    At December 31, 2020, we had four loans on non-accrual status (Community Intervention Services, Inc., Master Cutlery, LLC, 3rd Rock Gaming Holdings, LLC, and Online Tech Stores, LLC) with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $48.1 million and $12.1 million, respectively. The change to non-accrual status for our investments in Online Tech Stores and 3rd Rock Gaming Holdings, LLC were effective January 1, 2020 and April 1, 2020, respectively.
    At December 31, 2019, we had four loans on non-accrual status (Community Intervention Services, Inc., Master Cutlery, LLC, Southern Technical Institute, LLC and Constellis Holdings, LLC) with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $22.2 million and $0.7 million, respectively. The change to non-accrual status for our investment in Constellis Holdings, LLC was effective November 1, 2019.
On March 27, 2020, our debt investment in Constellis Holdings, LLC was restructured. We converted our non-accrual debt investment into 20,628 common shares of equity. The cost and fair value of the common shares received were $0.7 million and $0.7 million, respectively as of December 31, 2020. We recognized a realized loss on the restructuring of $9.1 million for the year ended December 31, 2020, which was fully recognized as unrealized losses as of December 31, 2019.
On September 30, 2020, our non-accrual debt investment in Southern Technical Institute, LLC was restructured, pursuant to which we received proceeds of $0.5 million, in full satisfaction of contractually due interest of $0.2 million and principal of $1.7 million. The investment was carried at a cost of $-0-. Accordingly, during the year ended December 31, 2020, we recognized a realized gain of $0.3 million. As of December 31, 2020, we hold equity appreciation rights with a cost and fair value of $-0- and $4,295 respectively.
Results of Operations
Key Financial Measures. The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Net Investment Income. Total investment income less total expenses (“NII”) is a key performance metric in obtaining part of our investment objective of providing current income to stockholders. NII can be a general indicator of ICTI and the amount of distributions that will be required to made due to RIC requirements. One of our main objectives is to increase NII, and in turn, increase distributions to stockholders.
Total Investment Income. We generate revenue primarily in the form of interest income on debt investments and Structured Finance Notes. Our debt investments typically have a term of three to eight years and typically bear interest at floating rates. As of December 31, 2020, floating rate and fixed rate loans comprised 96% and 4%, respectively, of our current debt investment portfolio at fair value. In some cases, our investments provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we recognize the excess principal payment as income in the period it is received. From time to time, our common equity investments declare dividends, which are recognized when declared.
We also generate revenue in the form of other contractual fees, which are recognized as the related services are rendered. In the general course of business, we receive certain non-recurring fees from portfolio companies, such as prepayment fees on loans that repaid prior to their scheduled due date, which are recognized as earned when received. Syndication fees are received for capital structuring, loan syndication or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment. Syndication fees are dependant on our pipeline and loan originations of middle-market loans.
Expenses. Our primary operating expenses include interest expense due under our outstanding borrowings, the payment of fees to OFS Advisor under the Investment Advisory Agreement and our allocable portion of overhead expenses under the Administration Agreement. We also incur professional fees such as legal and accounting fees in connection with compliance oblgiations under the 1940 Act and other applicable U.S. federal and state securities law. We also will incur standard operating costs common to BDCs such as transfer agent, custodial and board of director fees. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly, OFS Services or its affiliates, or on our behalf by a third party.
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
Net Asset Value: Total assets less total liabilities (“NAV”) is a key performance metric that is monitored to ensure part of our investment objective of capital appreciation to stockholders is fulfilled. The net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.
We do not believe that our historical operating performance is necessarily indicative of our future results of operations that we expect to report in future periods. Our investment strategy is to maintain a leveraged credit investment portfolio, primarily focused on investments in middle-market companies in the United States, including debt investments and, to a lesser extent, equity investments, including warrants and other minority equity securities. Moreover, as a BDC and a RIC, we are also subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. In addition, SBIC I LP is subject to regulation and oversight by the SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.
Comparison of years ended December 31, 2020, 2019 and 2018. Consolidated operating results for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Investment income
Interest income:
Cash interest income	$33,987	$44,649	$36,068
Net Loan Fee amortization	1,584	1,245	2,288
Accretion of interest income on Structured Finance Notes	5,877	2,861	—
Other interest income	69	147	251
Total interest income	41,517	48,902	38,607
PIK income:
PIK interest income	1,527	927	1,193
Preferred equity PIK dividends	505	898	906
Total PIK income	2,032	1,825	2,099
Dividend income:
Common equity dividends	450	502	315
Total dividend income	450	502	315
Fee income:
Management and syndication	745	773	922
Prepayment and other fees	731	519	891
Total fee income	1,476	1,292	1,813
Total investment income	45,475	52,521	42,834
Total expenses, net of incentive fee waivers	33,180	33,423	24,449
Net investment income	12,295	19,098	18,385
Net loss on investments	(6,704)	(9,545)	(8,813)
Loss on extinguishment of debt	(820)	—	—
Loss on impairment of goodwill	(1,077)	—	—
Net increase in net assets resulting from operations	$3,694	$9,553	$9,572

Interest and PIK interest income by debt investment type for the years ended December 31, 2020, 2019 and 2018 are summarized below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Interest and PIK interest income:
Senior secured debt investments	$33,186	$41,300	$32,127
Subordinated debt investments	3,903	5,667	7,673
Structured Finance Notes	5,955	2,861	—
Total interest and PIK interest income	$43,044	$49,828	$39,800
Comparison of investment income for the years ended December 31, 2020 and 2019. Interest and PIK interest income decreased approximately $6.8 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $1.8 million decrease in interest income caused by a $16 million decrease in the average outstanding loan balance and a $5.0 million decrease in recurring interest income resulting from a 128 basis point decrease in the weighted average yield in our debt portfolio. Acceleration of Net Loan Fees from the repayment of loans prior to their scheduled due dates of $0.2 million and $0.3 million were included in interest income for the years ended December 31, 2020 and 2019, respectively.
Due to the COVID-19 pandemic and the impact to certain portfolio companies during 2020, we experienced a partial shift from cash interest to PIK interest resulting from concessions granted, such as increasing the PIK interest rate or converting cash interest to PIK interest granted, to support the borrowers' liquidity. Total PIK income on debt securities increased to $1.5 million during the year ended December 31, 2020, but still remained under 5% of total investment income. For the year ended December 31, 2020, cash and PIK interest of $1.2 million and $3.4 million, respectively, was not recognized in income due to reasonable doubt whether it will be collected.
Prepayment fees and syndication fees generally result from periodic transactions rather than from holding portfolio investments and are considered non-recurring. During the year ended December 31, 2020, we recognized prepayment fees of $0.6 million resulting from $38.4 million of unscheduled principal payments, compared to $0.4 million from $56.8 million of unscheduled principal payments during the year ended December 31, 2019. We recognized syndication fees of $0.7 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively, resulting from approximately $46.8 million and $91.5 million in loan originations which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Comparison of investment income for the years ended December 31, 2019 and 2018. Interest and PIK interest income increased approximately $10.0 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $12.7 million increase in recurring interest income caused by a $103 million increase in the average outstanding loan balance and a decrease of $1.8 million in recurring interest income resulting from a 43 basis point decrease in the weighted average yield in our debt portfolio. Acceleration of Net Loan Fees of $0.3 million and $1.1 million were included in interest income for the years ended December 31, 2019 and 2018, respectively, from the repayment of loans prior to their scheduled due dates.
During the year ended December 31, 2019, we recognized prepayment fees of $0.4 million resulting from $56.8 million of unscheduled principal payments, compared to $0.9 million from $50.0 million of unscheduled principal payments during the year ended December 31, 2018. We recognized syndication fees of $0.7 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively, resulting from approximately $91.5 million and $64.0 million in loan originations which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.

Expenses. Operating expenses for years ended December 31, 2020, 2019 and 2018, are presented below (in thousands):

	Years Ended December 31,
	2020	2019	2018

Interest expense	$18,808	$15,829	$9,232
Management fees	7,605	8,271	6,335
Incentive fee, net of waivers	1,584	4,760	4,387
Professional fees	1,993	1,814	1,245
Administration fee	1,855	1,747	1,601
General and administrative expenses	1,335	1,002	1,649
Total expenses, net of waivers	$33,180	$33,423	$24,449

Comparison of expenses for the years ended December 31, 2020 and 2019. Interest expense increased by $3.0 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase of $39.4 million in average outstanding borrowings, primarily due to a full year’s interest on the Unsecured Notes Due October 2026 and the issuance in September 2020 of the Unsecured Notes Due September 2023. See "Item 8.–Financial Statements–Note 7" for details.
Management fee expense decreased by $0.7 million due to a decrease in our average total assets, primarily due to the sale of debt investments in response to the uncertainty surrounding the COVID-19 pandemic.
During the year ended December 31, 2020, Incentive fee expense decreased by $3.2 million, or $3.6 million prior to the Income Incentive Fee waiver of $0.4 million, due to a decrease in net investment income. On May 4, 2020, OFS Advisor agreed to irrevocably waive $0.4 million in Income Incentive Fees related to net investment income, that it would otherwise be entitled to receive for the three months ended March 31, 2020. As a result of the voluntary fee waiver, we incurred Income Incentive Fee expense of $0.4 million for the three months ended March 31, 2020, which is equal to half the Income Incentive Fee expense we would have incurred for such period.
During the year ended December 31, 2020, professional fees increased $0.2 million primarily due to an increase in external audit costs, and general and administrative expenses increased $0.3 million primarily due to the write-off of deferred offering costs relating to our prior shelf registration.
Comparison of expenses for the years ended December 31, 2019 and 2018. Interest expense increased by $6.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase of $100.9 million in the average amount of outstanding borrowings, primarily due to a full year’s interest on the Unsecured Notes Due October 2025, the establishment of the BNP Facility in June 2019, and the issuance in October 2019 of the Unsecured Notes Due 2026. See "Item 8.–Financial Statements–Note 7" for details.
During the year ended December 31, 2019, management fee expense increased by $2.0 million due to an increase in our average total assets, primarily due to an increase in net investment activity from employing leverage from the BNP Facility and Unsecured Notes Due 2026. Incentive fee expense for 2019 also increased by $0.4 million primarily due to a $0.7 million increase in net investment income relating to the increase in our leverage throughout the fiscal year.
During the year ended December 31, 2019, professional fees increased $0.6 million primarily due to the retention of third-party valuation services, as well as an increase in internal and external audit costs.
During the year ended December 31, 2019, general and administrative expenses decreased $0.6 million primarily due to non-recurring legal and other offering costs incurred during the first quarter of 2018 in connection with a foreign debt transaction that we elected not to pursue due to regulatory changes and market conditions.

Net realized and unrealized gain (loss) on investments. Net realized and unrealized gain (loss) on investments for years ended December 31, 2020, 2019 and 2018, are presented below (in thousands):

	Years Ended December 31,
	2020	2019	2018

Senior secured debt	(15,859)	$(9,809)	$(9,020)
Subordinated debt	(16,388)	(1,968)	(3,308)
Preferred equity	(2,708)	(89)	(1,993)
Common equity and warrants	26,170	3,837	5,508
Structured Finance Notes	2,081	(1,516)	—
Net loss on investments	$(6,704)	$(9,545)	$(8,813)
Year ended December 31, 2020
During the year ended December 31, 2020, we recognized net losses of $15.9 million on senior secured debt, primarily as a result of unrealized losses of $9.2 million and $2.8 million on our senior secured debt investments in 3rd Rock Gaming Holding, LLC, and Envocore Holdings, LLC, respectively.
During the year ended December 31, 2020, we recognized net losses of $16.4 million on subordinated debt, primarily as a result of unrealized losses of $12.1 million and $4.7 million on our subordinated debt investments in Online Tech Stores, LLC and Eblens Holdings, Inc., respectively.
During the year ended December 31, 2020, we recognized net losses of $2.7 million on preferred equity investments, primarily as a result of unrealized losses of $3.2 million and $2.0 million in Contract Datascan Holdings, Inc. and My Alarm Center, LLC, respectively, offset by an unrealized gain of $1.7 million in TTG Healthcare, LLC.
During the year ended December 31, 2020, we recognized net gains of $26.2 million on common equity and warrant investments, primarily as a result of unrealized gains of $24.2 million and $4.3 million on our common equity investment in Pfanstiehl Holdings, Inc. and our equity appreciation rights in Southern Technical Institute, LLC, respectively, offset by a net unrealized loss of $1.2 million on our investment in Professional Pipe Holdings, LLC.
Year ended December 31, 2019
During the year ended December 31, 2019, we recognized net losses of $9.8 million on senior secured debt, primarily as a result of an unrealized loss of $9.0 million on our senior secured debt investment in Constellis Holdings, LLC, offset by unrealized gains of $2.2 million in our remaining senior secured debt investments. During the year ended December 31, 2019, we also recognized a realized loss of $2.9 million on the sale of MAI Holdings, LLC.
During the year ended December 31, 2019, we recognized net losses of $2.0 million on subordinated debt, primarily as a result of unrealized losses of $1.5 million and $0.6 million on our subordinated debt investments in Online Tech Stores, LLCand Master Cutlery, LLC, respectively, due to the negative impact of performance factors.
During the year ended December 31, 2019, we recognized net losses of $0.1 million on preferred equity investments, primarily as a result of a $2.3 million unrealized gain on TRS Services, LLC, offset by $2.3 million of unrealized losses on our remaining preferred equity investments. During the year ended December 31, 2019, we also recognized a realized loss of $0.1 million on the sale of Maverick Healthcare Equity, LLC.
During the year ended December 31, 2019, we recognized net gains of $3.8 million on common equity and warrant investments, as a result of unrealized gains of $3.6 million and $1.6 million on our common equity investments in Pfanstiehl Holdings, Inc. and Professional Pipe Holdings LLC, respectively, offset by a net unrealized loss of $1.4 million on our remaining common equity and warrant investments due to net negative impact of portfolio company-specific performance factors.
During the year ended December 31, 2019, we recognized net losses of $1.5 million on Structured Finance Notes primarily driven by a $0.9 million and $0.6 unrealized loss on Elevation CLO 2017-7, Ltd. and THL Credit Wind River 2019‐3 CLO Ltd., respectively.
Year ended December 31, 2018

During the year ended December 31, 2018, we recognized net losses of $9.0 million on senior secured debt, primarily as a result of a realized loss of $3.5 million on our senior secured debt investment in Jobson recognized upon the sale in the second quarter of 2018, as well as by the negative net impact of mark-to-market adjustments in the fourth quarter relating to our Broadly Syndicated Loan investments resulting in an unrealized loss of $5.5 million.
During the year ended December 31, 2018, we recognized net losses of $3.3 million on subordinated debt, primarily as a result of a realized loss of $3.5 million on the restructuring of the Southern Technical Institute, LLC subordinated debt investment, of which $2.3 million was recognized as unrealized losses in prior years, and net unrealized depreciation of $2.1 from the negative impact of specific performance factors, principally related to Master Cutlery LLC.
During the year ended December 31, 2018, we recognized net losses of $2.0 million on preferred equity investments, primarily as a result of a $1.4 million unrealized loss on TRS Services, LLC, and other negative net impact of portfolio company-specific performance factors on other investments resulting in an additional unrealized loss of $0.6 million.
During the year ended December 31, 2018, we recognized net gains of $5.5 million on common equity and warrant investments, as a result of net realized gains of $3.7 million, primarily driven by a $4.1 million realized gain on the sale of All Metal Holdings, LLC, and the positive impact of portfolio company-specific performance factors resulting in unrealized appreciation of $1.8 million.
Loss on Impairment of Goodwill. On December 4, 2013, in connection with the acquisition of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC, making SBIC I LP a wholly owned subsidiary, we recorded goodwill of $1.1 million. The decline in the price of our common stock and the level at which it continues to trade relative to the broader stock indices for the BDC industry, led us to conclude in the third quarter of 2020 that an impairment in the value of our goodwill was more likely than not. Moreover, due to the discount at which our stock traded to its net asset value we concluded it was appropriate that the impairment of goodwill equal the full amount of its carrying value of $1.1 million. The loss on impairment of goodwill did not impact our management or incentive fees.
Losses on Extinguishment of Debt. During the year ended December 31, 2020, we prepaid $44.6 million of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. We recognized losses on extinguishment of debt of $0.7 million related to the charge-off of deferred borrowing costs on the prepaid debentures.
During the year ended December 31, 2020, the BLA with Pacific Western Bank was amended to reduce the total commitment under the PWB Credit Facility from $100.0 million to $20.0 million. We recognized a loss on extinguishment of debt of $0.1 million related to the charge-off of deferred borrowing costs on the commitment reduction.

Comparison of the three months ended December 31, 2020 and September 30, 2020. Consolidated operating results for the three months ended December 31, 2020 and September 30, 2020, are as follows (in thousands):

	Three Months Ended
	December 31, 2020	September 30, 2020
Investment income
Interest income:
Cash interest income	$7,423	$8,265
Net Loan Fee amortization	625	142
Accretion of interest income on Structured Finance Notes	1,735	1,516
Other interest income	15	—
Total interest income	9,798	9,923
PIK income:
PIK interest income	306	393
Preferred equity PIK dividends	116	45
Total PIK income	422	438
Dividend income:
Common equity dividends	350	—
Total dividend income	350	—
Fee income:
Management and syndication	278	89
Prepayment and other fees	289	37
Total fee income	567	126
Total investment income	11,137	10,487
Total expenses	8,133	7,775
Net investment income	3,004	2,712
Net gain on investments	8,915	15,313
Loss on extinguishment of debt	(484)	(187)
Loss on impairment of goodwill	—	(1,077)
Net increase in net assets resulting from operations	$11,435	$16,761
Interest and PIK interest income by debt investment type for the three months ended December 31, 2020 and September 30, 2020 are summarized below (in thousands):

	Three Months Ended
	December 31, 2020	September 30, 2020
Interest and PIK interest income:
Senior secured debt investments	$7,464	$7,583
Subordinated debt investments	863	1,181
Structured Finance Notes	1,777	1,553
Total interest and PIK interest income	$10,104	$10,317
Total interest and PIK interest income decreased $0.2 million during the three months ended December 31, 2020, compared to the three months ended September 30, 2020, primarily due to a $0.3 million decrease in subordinated debt interest related to $11.8 million in payoffs.

Expenses. Operating expenses for the three months ended December 31, 2020 and September 30, 2020 are presented below (in thousands):

	Three Months Ended
	December 31, 2020	September 30, 2020
Interest expense	$4,507	$4,448
Management fees	1,846	1,871
Incentive fees	693	234
Professional fees	464	422
Administration fees	399	436
General and administrative expenses	224	364
Total expenses	$8,133	$7,775
Total expenses increased $0.4 million during the three months ended December 31, 2020 compared to the three months ended September 30, 2020 primarily due to a $0.5 million increase in incentive fees.
Net realized and unrealized gain (loss) on investments. Net gain (loss) by investment type for the three months ended December 31, 2020 and September 30, 2020 were as follows (in thousands):

	Three Months Ended
	December 31, 2020	September 30, 2020
Senior secured debt	148	$7,066
Subordinated debt	(4,803)	(3,995)
Preferred equity	(71)	(88)
Common equity and warrants	9,347	10,837
Structured Finance Notes	4,294	1,495
Net gain on investments	$8,915	$15,315
Net gain on investments decreased $6.4 million during the three months ended December 31, 2020 compared to the three months ended September 30, 2020 primarily due to a $6.9 million decrease in net gains on our senior secured debt.
Liquidity and Capital Resources
At December 31, 2020, we held cash and cash equivalents of $37.7 million, which includes cash and cash equivalents of $32.2 million held by SBIC I LP, our wholly owned SBIC, and $3.3 million held by OFSCC-FS. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings or regulatory capital of SBIC I LP, and require the prior approval of the SBA. During the year ended December 31, 2020, the Parent received cash distributions of $8.1 million from SBIC I LP. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the year ended December 31, 2020, the Parent received $1.7 million in cash distributions from OFSCC-FS. At December 31, 2020, the Parent had $21.2 million of cash and cash equivalents available for general corporate activities, including approximately $18.3 million and $0.6 million held by SBIC I LP and OFSCC-FS, respectively, that was available for distribution to the Parent. The Parent may make unsecured loans to SBIC I LP, the aggregate of which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP at December 31, 2020.
Additionally, at December 31, 2020, we had unused an unused commitment of $19.4 million under our PWB Credit Facility, as well as an unused commitment of $118.6 million under the BNP Facility, both subject to borrowing base requirements and other covenants.
    As of December 31, 2020, the aggregate amount outstanding of the senior securities issued by us was $209.9 million, for which our asset coverage was 176%. The SBA debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. Based on fair values and equity capital at December 31, 2020, we could access $111 million and under our credit facilities and remain in compliance with our asset coverage requirements.
As of March 1, 2021, we had cash on hand of approximately $131.5 million. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
Sources and Uses of Cash and Cash Equivalents. We generate cash through operations from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including Net Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment, as well as variation between the constant yield recognized on our Structured Finance Notes and the cash distributions received thereon. As discussed in "Item 8. Financial Statements—Note 3", we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which includes investment income that has not been received in cash. In addition, we must distribute substantially all our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. Historically, our distributions have been in excess of taxable income and we have limited history of net taxable gains. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving lines of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cash from net investment income	5,817	$15,432	$18,782
Net (purchases and originations) repayments of portfolio investments	74,808	(117,068)	(119,870)
Net cash provided by (used in) operating activities	80,625	(101,636)	(101,088)
Proceeds from issuance of the Unsecured Notes, net of discounts	24,250	52,270	95,446
Distributions paid to stockholders	(11,365)	(17,949)	(22,895)
Net borrowings (repayments) under revolving line of credits	(24,400)	44,450	(5,600)
Repayment of SBA debentures	(44,610)	—	—
Payment of debt issuance costs and other financing costs	(239)	(1,860)	(643)
Net cash provided (used) by financing activities	(56,364)	76,911	66,308
Net increase (decrease) in cash	$24,261	$(24,725)	$(34,780)
Comparison of the years ended December 31, 2020 and 2019. At December 31, 2020, we held cash and cash equivalents of $37.7 million, an increase of $24.3 million from December 31, 2019.
Cash from net investment income. Cash from net investment income decreased $9.6 million for the year ended December 31, 2020 compared to the prior year. The decrease to cash from net investment income was principally due a $16.0 million decrease in the average outstanding loan balance as well a 128 basis point decrease in the weighted average yield in our debt portfolio.
Net (purchases and originations) repayments of portfolio investments. During the year ended December 31, 2020, net purchases and repayments of portfolio investments increased $191.9 million compared to the prior year, primarily due to an increase of $108.1 million of principal payments, sale proceeds, and distributions from Structured Finance Notes, and a decrease of $83.8 million in purchases of portfolio companies.
Proceeds from issuance of the Unsecured Notes, net of expenses. During the year ended December 31, 2020, we issued $25.0 million in Unsecured Notes, with net proceeds of $24.0 million after deducting underwriting discounts and offering costs, which was a decrease of $28.0 million in Unsecured Note issuances compared to the prior year.
Cash distributions paid. Cash distributions decreased $6.6 million for the year ended December 31, 2020 compared to the prior year, due to the decrease in distributions declared of $0.50 per share from the prior year.
Net borrowings (repayments) under revolving line of credits. During the year ended December 31, 2020, net borrowings under revolving lines of credit decreased $68.9 million compared to the prior year, primarily due to the sale of debt investments response to the uncertainty surrounding the COVID-19 pandemic.
Payment of debt issuance costs and other financing costs. Payment of debt issuance costs decreased $1.6 million for the year ended December 31, 2020 compared to the prior year, primarily due to $1.3 million of costs associated with the closing of the BNP Facility in 2019.

Comparison of the years ended December 31, 2019 and 2018. At December 31, 2019, we held cash and cash equivalents of $13.4 million, a decrease of $24.7 million from December 31, 2018.
Cash from net investment income. Cash from net investment income decreased $3.3 million for the year ended December 31, 2019 compared to the prior year. The decrease to cash from net investment income was principally due the decrease in net interest margin.
Net (purchases and originations) repayments of portfolio investments . During the year ended December 31, 2019, net purchases and repayments of portfolio investments increased approximately $2.8 million compared to the prior year, primarily due to a decrease of $49.2 million of principal payments, sale proceeds and distributions received from Structured Finance Notes, offset by a increase $51.9 million in purchases of portfolio companies.
Proceeds from issuance of the Unsecured Notes, net of expenses. During the year ended December 31, 2019, we issued $54.3 million in Unsecured Notes, with net proceeds of $52.3 million after deducting underwriting discounts and offering costs, which was a decrease of $43.2 million in Unsecured Note issuances compared to the prior year.
Cash distributions paid. Cash distributions decreased $4.9 million for the year ended December 31, 2019 compared to the prior year, due to the $4.9 million special dividend paid in the first quarter of 2018 for an undistributed net long-term capital gains realized by the Company in 2017.
Net borrowings (repayments) under revolving line of credits. During the year ended December 31, 2019, net borrowings under revolving lines of credit increased $50.1 million compared to the prior year, primarily due to the establishment of the BNP Facility to purchase additional first lien senior secured loans. As of December 31, 2019, aggregate borrowings under the BNP Facility were $56.5 million.
Payment of debt issuance costs and other financing costs. Payment of debt issuance costs increased $1.2 million for the year ended December 31, 2019 compared to the prior year, primarily due to $1.3 million of costs associated with the closing of the BNP Facility.
Borrowings
SBA Debentures. SBIC I LP has a SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures. These debentures are non-recourse to us, and bear interest payable semi-annually. The following table shows our outstanding SBA debentures payable as of December 31, 2020 and 2019 (in thousands):

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	December 31, 2020	December 31, 2019
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	—	7,000
March 26, 2014	March 1, 2024	3.995	—	5,000
September 24, 2014	September 1, 2024	3.819	—	4,110
September 24, 2014	September 1, 2024	3.370	2,765	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			105,270	149,880
Unamortized debt issuance costs			(1,088)	(1,904)
SBA debentures outstanding, net of unamortized debt issuance costs			$104,182	$147,976

On a stand-alone basis, SBIC I LP held $223.8 million and $249.6 million in assets at December 31, 2020 and 2019, respectively, which accounted for approximately 46% and 46% of the Company’s total consolidated assets, respectively.
    As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to their scheduled maturity dates. We do not expect to make new investments through SBIC I LP, other than follow-on investments. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. During the year ended December 31, 2020, SBIC I LP prepaid $44,610 of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. We recognized losses on extinguishment of debt of $678 related to the charge-off of deferred borrowing costs on the prepaid debentures.

The weighted-average fixed cash interest rate on the SBA debentures as of December 31, 2020 and 2019, was 2.98% and 3.18%, respectively.
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
PWB Credit Facility. We are party to a BLA with Pacific Western Bank, as lender, to provide us with a senior secured revolving credit facility, or PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments (as defined in the BLA) and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFSCC-MB and secured by all of our current and future assets excluding assets held by SBIC I LP, OFSCC-FS, and the Company’s partnership interests in SBIC I LP and SBIC I GP.
At December 31, 2020, the BLA contained customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a maximum debt/worth ratio. The BLA also contained customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2020, we were in compliance with the applicable covenants.
As of December 31, 2020, the terms of the PWB Credit Facility were as follows (amounts in thousands):

	Maximum Availability	Floor Rate	Interest Rate	Unused Fee	Maturity Date
PWB Credit Facility	$20,000	5.25%	Prime + 0.25%	0.50%	February 28, 2021

As of December 31, 2020, availability under the PWB Credit Facility was $19.4 million, based on the stated advance rate of 50% under the borrowing base, and a $0.6 million outstanding balance.
On February 17, 2021, we executed an amendment (the “Secured Revolver Amendment”) to the BLA with Pacific Western Bank. The Secured Revolver Amendment, among other things: (i) increases the maximum amount available under the PWB Credit Facility from $20.0 million to $25.0 million; (ii) decreases the interest rate floor from 5.25% per annum to 5.00% per annum; (iii) modify certain financial performance covenants; and (iv) extends the maturity date from February 28, 2021 to February 28, 2023.
BNP Facility. On June 20, 2019, we entered into the a revolving credit and security agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator, which provides for borrowings in an aggregate principal amount up to $150.0 million. Borrowings under the BNP Facility bear interest of LIBOR plus an applicable spread, which is determined on the basis of industry-recognized portfolio company metrics at the time of funding. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. The BNP Facility also contains customary events of default, including, without limitation, nonpayment, failure to maintain valid ownership interest in all of the collateral and bankruptcy. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. OFSCC-FS incurred fees to the lenders as well as legal costs of approximately $1.3 million to establish the BNP Facility, which are amortized over the life of the facility.
    As of December 31, 2020, the BNP Facility had the following terms and balances (amounts in thousands):

	Principal	Unused Commitment	Effective Interest Rate(1)	Maturity	2020 Interest Expense(2)
BNP Facility	$31,450	$118,550	5.53%	June 20, 2024	$2,168
(1) The effective interest rate includes deferred debt issuance cost amortization and unused commitment fees.
(2) Interest expense includes deferred issuance costs amortization and unused commitment fees.

Unsecured Notes. In April 2018, we publicly offered the Unsecured Notes Due April 2025 with aggregate principal of $50.0 million. The total net proceeds to us from the Unsecured Notes Due April 2025, after deducting underwriting discounts and offering costs of $1.8 million were $48.2 million. In October and November 2018, we publicly offered the Unsecured Notes Due October 2025 with aggregate principal of $48.5 million. The total net proceeds to us from the Unsecured Notes Due October 2025, after deducting underwriting discounts and offering expenses of $1.7 million, were $46.8 million. In October and November 2019, we publicly offered the Unsecured Notes Due October 2026 with an aggregate principal of $54.3 million. The total net proceeds to us from the Unsecured Notes Due October 2026, after deducting underwriting discounts and offering costs of $2.0 million were $52.3 million. In September 2020, we publicly offered the Unsecured Notes Due September 2023 with an aggregate principal of $25.0 million. The total net proceeds to us from the Unsecured Notes Due September 2023, after deducting underwriting discounts and offering costs of $1.0 million, were $24.0 million. The Unsecured Notes totaled $177.9 million in aggregate principal debt, with net proceeds of $171.4 million to us.
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
    As of December 31, 2020, the Unsecured Notes had the following terms and balances (amounts in thousands):

Unsecured Notes(6)	Principal	Stated Interest Rate (1)	Effective Interest Rate (2) (%)	Maturity (3)	2020 Interest Expense (4)
Unsecured Notes Due September 2023	25,000	6.25%	7.56%	9/30/2023	$550
Unsecured Notes Due April 2025(5)	50,000	6.375%	6.88%	4/30/2025	3,444
Unsecured Notes Due October 2025(5)	48,525	6.50%	7.01%	10/31/2025	3,410
Unsecured Notes Due October 2026	54,325	5.95%	6.49%	10/31/2026	3,548
Total	$177,850				$10,952
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2020 was 6.26%.
(2) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(3) The Unsecured Notes Due April 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2020. The Unsecured Notes Due October 2025 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 31, 2020. The Unsecured Notes Due October 2026 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 31, 2021. The Unsecured Notes Due September 2023 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 30, 2021.
(4) Interest expense includes deferred issuance costs amortization of $0.9 million for the year ended December 31, 2020.
(5) On February 10, 2021, we issued a redemption notice. See Recent Developments for additional information.
(6) On February 10, 2021, we issued the Unsecured Notes Due February 2026. See Recent Developments for additional information.
The average dollar borrowings and average interest rate for all debt the years ended December 31, 2020, 2019 and 2018, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2020	$347,229	5.32%
December 31, 2019	307,826	4.99
December 31, 2018	206,936	4.37

Other Liquidity Matters. We expect to fund the growth of our investment portfolio utilizing future equity offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

A BDC generally is not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act provides that a BDC may reduce its asset coverage ratio, provided that certain conditions are met. Specifically, Section 61(a)(2) provides that in order for a BDC whose common stock is traded on a national securities exchange to be subject to 150% asset coverage, the BDC must either obtain: (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval, or (ii) obtain stockholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such stockholder approval.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of Section 61(a)(2) of the 1940 Act and, as a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective May 3, 2019. See "Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we have received the approval of our Board, we are subject to 150% Asset Coverage effective May 3, 2019." Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of December 31, 2020 (in thousands):

	Principal and Interest Payments due by period (2)
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
PWB Credit Facility (3)	$605	$605	$—	$—	$—
BNP Facility	37,537	1,739	3,478	32,320	—
SBA Debentures(4)	120,476	3,132	19,065	98,279
Unsecured Notes	230,059	11,136	46,882	115,022	57,019
Total	$388,677	$16,612	$69,425	$245,621	$57,019
(1)Excludes commitments to extend credit to our portfolio companies.
(2)The PWB Credit Facility is scheduled to mature on February 28, 2021. On February 17, 2021, the maturity date of the PWB Credit Facility was extended from February 28, 2021 to February 28, 2023. The BNP Facility is scheduled to mature on June 20, 2024. The SBA debentures are scheduled to mature between September 2022 and 2025. The Unsecured Notes are scheduled to mature between September 2023 and October 2026.
(3)Contractual interest is based on LIBOR at December 31, 2020 and assumes no interim additional borrowings or repayments under the credit facilities between December 31, 2020 and maturity.
(4)SBIC I LP is repaying over time its outstanding SBA debentures prior to the scheduled maturity date of its debentures.  SBIC I LP does not expect to make new investments, other than follow-on investments.
We have entered into contracts with affiliates under which we will incur material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $5.8 million of total unfunded commitments to four portfolio companies at December 31, 2020. See Note 6 for details.
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
Our Board maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. For the year ended December 31, 2020, approximately $0.86 per share, $0.00 per share, and $0.00 per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its stockholders, respectively.
For a detailed description of our distributions paid for the years ended December 31, 2019, 2018, and 2017, see "Item 8.–Financial Statements–Note 10."
Recent Developments
Prepayment of SBA Debentures. On January 5, 2021, SBIC I LP prepaid $9.8 million of SBA debentures that were contractually due September 1, 2022 and September 1, 2024.
Appointment of New Director. On January 8, 2021, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, voted to appoint Romita Shetty as a Class II director of the Board, chair of the Nominating and Corporate Governance Committee, a member of the Audit Committee and a member of the Compensation Committee, to fill the vacancy created by the untimely death of Robert J. Cresci on December 22, 2020. Ms. Shetty was appointed to serve as a member of the Board until the 2023 annual meeting of stockholders, or until her successor is duly elected and qualified. The Board and the Nominating and Corporate Governance Committee determined that Ms. Shetty is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company.
Issuance of Unsecured Notes Due February 2026 and Redemption of Notes due 2025. On February 10, 2021, we issued the Unsecured Notes Due February 2026. The Unsecured Notes Due February 2026 will mature on February 10, 2026, and we may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at our option at par plus a “make-whole” premium, if applicable. The Unsecured Notes Due February 2026 bear interest at a rate of 4.75% per year payable semi-annually in arrears on February 10 and August 10 of each year, commencing on August 10, 2021.
The net proceeds we received from the sale of the Unsecured Notes Due February 2026 was approximately $96.6 million based on a public offering price of of 98.906% of the aggregate principal amount of the Unsecured Notes Due February 2026, after deducting the underwriting discount and commissions payable by us and estimated offering expenses payable by us.
In connection with, and using the proceeds from the issuance of the Unsecured Notes Due February 2026, on February 10, 2021, we caused notices to be issued to the holders of the Unsecured Notes Due April 2025 and the holders of the Unsecured Notes Due October 2025 regarding our exercise of our option to redeem all of the issued and outstanding Unsecured Notes Due April 2025 and Unsecured Notes Due October 2025. We will redeem all $50.0 million in aggregate principal amount of the Unsecured Notes Due April 2025 and all $48.5 million in aggregate principal amount of the Unsecured Notes Due October 2025 on March 12, 2021 (the "Redemption Date"). The Unsecured Notes Due April 2025 and the Unsecured Notes Due October 2025 will be redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from January 31, 2021, through, but excluding, the Redemption Date.
Amendment to PWB Credit Facility. On February 17, 2021 we executed the Secured Revolver Amendment to the BLA with Pacific Western Bank. The Secured Revolver Amendment, among other things: (i) increases the maximum amount available under the PWB Credit Facility from $20.0 million to $25.0 million; (ii) decreases the interest rate floor from 5.25% per annum to 5.00% per annum; (iii) revises the covenant restricting net losses, such that on each quarterly testing period, commencing on December 31, 2020, we shall not have incurred quarterly net losses (income after adjustments to the investment portfolio for gains and losses, realized and unrealized, also shown as net increase (decrease) in net assets resulting from operations) in excess of $1,000,000, in three of the trailing four quarters; and (iv) extends the maturity date from February 28, 2021 to February 28, 2023.
Declaration of a Distribution. On March 2, 2021, our Board declared a distribution of $0.20 per share for the first quarter of 2021, payable on March 31, 2021 to stockholders of record as of March 24, 2021.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets. The U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, our net interest margin will be compressed and adversely affect our operating results. For additional information concerning the COVID-19 outbreak and its potential impact on our business and our operating results, see “Part I - 1A. Risk Factors”.
We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. As of December 31, 2020, 96% of our debt investments bore interest at floating interest rates and 4% of our debt investments bore fixed interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2020, a substantial amount of our floating rate loans were based on a floating LIBOR, subject to a floor.
As of December 31, 2020, our outstanding SBA debentures and Unsecured Notes bore interest at a fixed rate. Our PWB Credit Facility and BNP Facility had floating interest rate provisions based on the Prime Rate and LIBOR, with effective interest rates of 6.50% and 5.53%, respectively.
    Assuming that the consolidated balance sheet as of December 31, 2020, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Basis point increase	Interest income	Interest expense	Net change
25	$96	$(84)	$12
50	206	(163)	43
75	342	(243)	99
100	828	(323)	505
125	1,417	(402)	1,015

Basis point decrease	Interest income	Interest expense (1)	Net change
25	$(110)	$70	$(40)
50	n/m (2)	n/m (2)	n/m (2)
75	n/m (2)	n/m (2)	n/m (2)
100	n/m (2)	n/m (2)	n/m (2)
125	n/m (2)	n/m (2)	n/m (2)
(1) At December 31, 2020, our PWB Credit Facility contained a 5.25% interest rate floor, and therefore a decline in the Prime Rate would not materially impact interest expense. The BNP Facility does not contain an interest rate floor.
(2) Not meaningful.
Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes as of December 31, 2020, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facility, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of OFS Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2020. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with custodians, agents, or portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the fair value of Portfolio Company Investments using unobservable inputs
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company measures its investments at fair value. For those investments where the valuation is based on less observable or unobservable inputs, the Company’s determination of fair value requires more judgment. The majority of the Company’s investments are debt or equity investments in a portfolio company, excluding Structured Finance Notes, (collectively, Portfolio Company Investments) valued using unobservable inputs which the Company measures using either the income approach or market approach. As of December 31, 2020, the fair value of such investments was $363.7 million.
We identified the evaluation of the fair value of Portfolio Company Investments valued using unobservable inputs as a critical audit matter. In particular, assessing the discount rates used in the discounted cash flows valuation technique and the earnings metric multiples used in the market approach valuation technique required a high degree of auditor judgment and the involvement of valuation professionals.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the fair value of Portfolio Company Investments using unobservable inputs. This included controls related to the development of the discount rates and earnings metric multiples used in the discounted cash flows and market approach valuation techniques, respectively. For a selection of Portfolio Company Investments, we compared relevant data elements used by the Company to derive the discount rates and earnings metric multiples to underlying documentation. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating a selection of Portfolio Company Investments by developing:
- a market yield analysis that assessed publicly available market information such as observable market yields of comparable companies of similar credit quality for selected Portfolio Company Investments fair valued by the Company using the income approach
- a set of guideline public companies that assessed market information from publicly available sources, including earnings metric multiples of publicly traded comparable companies for selected Portfolio Company Investments fair valued by the Company using the market approach
- a fair value range for the selected Portfolio Company Investments, based upon the independent market research performed and compared the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 5, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
OFS Capital Corporation
Chicago, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows of OFS Capital Corporation (the “Company”) for the year ended December 31, 2018, and the related notes, including the financial highlights for each of the three years in the period ended December 31, 2018 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations, the changes in its net assets, and its cash flows for the year ended December 31, 2018, and the financial highlights for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
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

Chicago, Illinois
March 15, 2019

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	December 31,
	2020	2019
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $363,628 and $396,201 respectively)	$328,665	$372,535
Affiliate investments (amortized cost of $86,484 and $131,950, respectively)	102,846	135,679
Control investment (amortized cost of $10,911 and $10,520, respectively)	10,812	8,717
Total investments at fair value (amortized cost of $461,023 and $538,671, respectively)	442,323	516,931
Cash and cash equivalents	37,708	13,447
Interest receivable	1,298	3,349
Prepaid expenses and other assets	2,484	4,461
Total assets	$483,813	$538,188

Liabilities
Revolving line of credits	$32,050	$56,450
SBA debentures (net of deferred debt issuance costs of $1,088 and $1,904, respectively)	104,182	147,976
Unsecured notes (net of discounts and deferred debt issuance costs of $4,897 and $4,798, respectively)	172,953	148,052
Interest payable	3,176	3,505
Payable to investment adviser and affiliates (Note 3)	3,252	4,106
Payable for investments purchased	8,411	10,264
Accrued professional fees	495	621
Other liabilities	338	587
Total liabilities	$324,857	$371,561

Commitments and contingencies (Note 6)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,409,559 and 13,376,836 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	134	134
Paid-in capital in excess of par	187,124	187,305
Total distributable earnings (accumulated losses)	(28,302)	(20,812)
Total net assets	$158,956	$166,627

Total liabilities and net assets	$483,813	$538,188

Number of shares outstanding	13,409,559	13,376,836
Net asset value per share	$11.85	$12.46

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Investment income
Interest income:
Non-control/non-affiliate investments	$33,297	$37,535	$27,547
Affiliate investments	7,380	10,364	10,055
Control investment	840	1,003	1,005
Total interest income	41,517	48,902	38,607
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	981	399	668
Affiliate investments	674	1,257	1,321
Control investment	377	169	110
Total payment-in-kind interest and dividend income:	2,032	1,825	2,099
Dividend income:
Affiliate investments	450	413	130
Control investment	—	89	185
Total dividend income	450	502	315
Fee income:
Non-control/non-affiliate investments	945	1,029	987
Affiliate investments	465	221	760
Control investment	66	42	66
Total fee income	1,476	1,292	1,813
Total investment income	45,475	52,521	42,834
Expenses
Interest and financing expense	18,808	15,829	9,232
Management fees	7,605	8,271	6,335
Incentive fees	2,025	4,760	4,409
Professional fees	1,993	1,814	1,245
Administration fees	1,855	1,747	1,601
Other expenses	1,335	1,002	1,649
Total expenses before incentive fee waivers	33,621	33,423	24,471
Incentive fee waivers (see Note 3)	(441)	—	(22)
Total expenses, net of incentive fee waivers	33,180	33,423	24,449
Net investment income	12,295	19,098	18,385
Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(10,021)	(3,900)	(4,966)
Net realized gain on affiliate investments	—	—	187
Net unrealized depreciation on non-control/non-affiliate investments, net of deferred taxes	(11,020)	(9,610)	(2,484)
Net unrealized appreciation (depreciation) on affiliate investments	12,633	5,376	(803)
Net unrealized appreciation (depreciation) on control investment	1,704	(1,411)	(747)
Net loss on investments	(6,704)	(9,545)	(8,813)
Losses on extinguishment of debt	(820)	—	—
Loss on impairment of goodwill	(1,077)	—	—
Net increase in net assets resulting from operations	$3,694	$9,553	$9,572

Net investment income per common share - basic and diluted	$0.92	$1.43	$1.38
Net increase in net assets resulting from operations per common share - basic and diluted	$0.28	$0.71	$0.72
Distributions declared per common share	$0.86	$1.36	$1.73
Basic and diluted weighted average shares outstanding	13,394,005	13,364,244	13,348,203

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (accumulated losses)	Total net assets
Balances at January 1, 2018	—	$—	13,340,217	$133	$187,398	$805	$188,336
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	18,385	18,385
Net realized losses on investments	—	—	—	—	—	(4,779)	(4,779)
Unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(4,034)	(4,034)
Tax reclassifications of permanent differences	—	—	—	—	(62)	62	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions, net of repurchases	—	—	17,420	1	204	—	205
Repurchase of common stock	—	—	(300)	—	—	—	—
Dividends declared	—	—	—	—	—	(23,090)	(23,090)
Net increase (decrease) for the year ended December 31, 2018	—	—	17,120	1	142	(13,456)	(13,313)
Balances at December 31, 2018	—	$—	13,357,337	$134	$187,540	$(12,651)	$175,023

Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	19,098	19,098
Net realized losses on investments	—	—	—	—	—	(3,900)	(3,900)
Unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(5,645)	(5,645)
Tax reclassifications of permanent differences	—	—	—	—	(462)	462	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	19,499	—	227	—	227
Dividends declared	—	—	—	—	—	(18,176)	(18,176)
Net increase (decrease) for the year ended December 31, 2019	—	—	19,499	—	(235)	(8,161)	(8,396)
Balances at December 31, 2019	—	$—	13,376,836	$134	$187,305	$(20,812)	$166,627

Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	12,295	12,295
Net realized losses on investments	—	—	—	—	—	(10,022)	(10,022)
Unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	3,318	3,318
Loss on extinguishment of debt	—	—	—	—	—	(820)	(820)
Loss on impairment of goodwill	—	—	—	—	—	(1,077)	(1,077)
Tax reclassifications of permanent differences	—	—	—	—	(331)	331	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	32,723	—	150	—	150
Dividends declared	—	—	—	—	—	(11,515)	(11,515)
Net increase (decrease) for the year ended December 31, 2020	—	—	32,723	—	(181)	(7,490)	(7,671)
Balances at December 31, 2020	—	$—	13,409,559	$134	$187,124	$(28,302)	$158,956
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$3,694	$9,553	$9,572
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	10,022	3,900	4,779
Net change in unrealized (appreciation) depreciation on investments	(3,318)	5,645	4,034
Losses on extinguishment of debt	820	—	—
Loss on impairment of goodwill	1,077	—	—
Amortization of net loan fees	(1,640)	(1,424)	(2,288)
Amendment fees collected	106	177	161
Payment-in-kind interest and dividend income	(1,971)	(1,825)	(2,099)
Accretion of interest income on Structured Finance Notes	(5,877)	(2861)	—
Amortization and write-off of debt issuance costs	1,690	1,332	781
Amortization of intangible asset	206	195	195
Purchase and origination of portfolio investments	(130,399)	(222,173)	(272,155)
Proceeds from principal payments on portfolio investments	129,580	60,883	100,699
Proceeds from sale or redemption of portfolio investments	70,771	35,033	47,435
Distributions received from Structured Finance Notes	6,709	3,076	—
Changes in operating assets and liabilities:
Interest receivable	2,051	(562)	(53)
Interest payable	(523)	714	1,195
Payable to investment adviser and affiliates	(854)	406	1,237
Payable for investments purchased	(1,853)	6,113	4,151
Other assets and liabilities	334	182	1,268
Net cash provided by (used in) operating activities	80,625	(101,636)	(101,088)
Cash flows from financing activities
Proceeds from unsecured notes offerings, net of discounts	24,250	52,270	95,446
Distributions paid to stockholders	(11,365)	(17,949)	(22,895)
Borrowings under revolving line of credit	86,200	151,975	96,500
Repayments under revolving line of credit	(110,600)	(107,525)	(102,100)
Repayment of SBA debentures	(44,610)	—	—
Payment of deferred financing costs and other financing costs	(239)	(1,860)	(643)
Net cash provided by (used in) financing activities	(56,364)	76,911	66,308
Net increase (decrease) in cash and cash equivalents	24,261	(24,725)	(34,780)
Cash and cash equivalents — beginning of year	13,447	38,172	72,952
Cash and cash equivalents — end of year	$37,708	$13,447	$38,172
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$17,641	$13,754	$7,256
Reinvestment of stockholder distributions	150	227	195
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
All Star Auto Lights, Inc. (4)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.50%)	12/19/2019	8/20/2024	$14,293	$14,167	$13,581	8.5%

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (15)		8.25%	(L +6.50%)	2/7/2020	2/7/2025	16,632	16,427	16,798	10.6
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.50%)	2/7/2020	2/7/2025	—	(35)	(21)	—
						16,632	16,392	16,777	10.6
Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		5.75%	(L +5.00%)	6/24/2019	9/25/2024	2,954	2,907	2,968	1.9

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.25%	(L +8.25%)	3/22/2018	3/1/2025	4,000	3,976	4,000	2.5

Community Intervention Services, Inc. (4) (6) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.00% cash / 6.00% PIK	N/A	7/16/2015	1/16/2021	10,225	7,639	105	0.1

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		8.73%	(L +8.50%)	7/7/2015	11/1/2025	9,678	9,544	9,302	5.9

Connect U.S. Finco LLC (14) (15)	Taxi Service
Senior Secured Loan		5.50%	(L +4.50%)	11/20/2019	12/11/2026	1,985	1,976	1,997	1.3

Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			703	676	0.4

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	2/2/2026	3,481	3,437	3,390	2.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Custom Truck One Source (14) (15)	Construction, Mining, and Forestry Machinery and Equipment Rental and Leasing
Senior Secured Loan		4.40%	(L +4.25%)	9/30/2020	4/18/2025	$497	$496	$499	0.3%

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		3.40%	(L +3.25%)	11/19/2019	8/24/2026	1,975	1,977	1,758	1.1

DuPage Medical Group (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		7.75%	(L +7.00%)	8/22/2017	8/15/2025	10,098	10,159	10,098	6.4

Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (11)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	9,114	9,035	4,368	2.7
Common Equity (71,250 Class A units) (10)				7/13/2017			713	—	—
						9,114	9,748	4,368	2.7
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50% cash / 3.50% PIK	(L +7.50%)	6/30/2017	6/30/2022	17,150	17,055	12,668	8.0
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	—	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	—	—
						17,150	17,368	12,668	8.0
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,199	4,250	2.7

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		9.75%	(L +9.50%)	12/29/2017	9/8/2024	5,000	4,931	4,102	2.6
Common Equity (368,852 Class A units) (10)				12/29/2017			450	166	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	7	—
						5,000	5,431	4,275	2.7
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00%	(L +7.00%)	10/1/2018	10/1/2024	16,422	16,265	15,913	9.9
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +7.00%)	10/1/2018	10/1/2024	—	(18)	87	0.1
						16,422	16,247	16,000	10.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Institutional Shareholder Services, Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.75%	(L +8.50%)	3/4/2019	3/5/2027	$6,244	$6,099	$6,244	3.9%

Intouch Midco Inc. (15)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		4.90%	(L +4.75%)	12/20/2019	8/24/2025	1,980	1,921	1,905	1.2

I&I Sales Group, LLC	Marketing Consulting Services
Senior Secured Loan (15)		9.50%	(L +8.50%)	12/30/2020	7/10/2025	5,325	5,232	5,232	3.3
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +8.50%)	12/30/2020	7/10/2025	—	(3)	(3)	—
						5,325	5,229	5,229	3.3
Milrose Consultants, LLC (4) (8)	Administrative Management and General Management Consulting Services
Senior Secured Loan		7.62%	(L +6.62%)	7/16/2019	7/16/2025	22,574	22,404	22,485	14.0

My Alarm Center, LLC (10)	Security Systems Services (except Locksmiths)
Preferred Equity (335 Class Z units) (13)				9/12/2018			325	97	0.1
Preferred Equity (1,485 Class A units), 8% PIK (4) (13)				7/14/2017			1,571	—	—
Preferred Equity (1,198 Class B units) (4)				7/14/2017			1,198	—	—
Common Equity (64,149 units) (4) (13)				7/14/2017			—	—	—
							3,094	97	0.1
Online Tech Stores, LLC (4) (6)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		13.50% PIK	N/A	2/1/2018	8/1/2023	18,360	16,129	2,426	1.5

Panther BF Aggregator 2 LP (14) (15) (19)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		3.65%	(L +3.50%)	11/19/2019	4/30/2026	1,939	1,925	1,936	1.2

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan (14) (15)		4.23%	(L +4.00%)	6/25/2019	6/30/2024	1,537	1,536	1,530	1.0
Senior Secured Loan		9.75%	(L +8.75%)	11/16/2017	6/30/2025	5,171	5,202	5,171	3.3
						6,708	6,738	6,701	4.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	$6,055	$6,059	$5,994	3.8%

Pike Corp. (14) (15)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		3.14%	(L +3.00%)	9/17/2020	7/24/2026	469	469	469	0.3

PM Acquisition LLC (20)	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.50% PIK	N/A	9/30/2017	10/29/2021	4,780	4,753	4,780	3.0
Common Equity (499 units) (10) (13)				9/30/2017			499	280	0.2
						4,780	5,252	5,060	3.2
Quest Software US Holdings Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		4.46%	(L +4.25%)	6/25/2019	5/16/2025	1,970	1,955	1,942	1.2

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		9.50%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,789	4,812	3.0

Rocket Software, Inc. (15)	Software Publishers
Senior Secured Loan		8.46%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,190	6,241	3.9

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			492	605	0.4

Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (2,248 Series A units)				9/4/2020			51	47	—
Preferred Equity (1,603 Series B units)				9/4/2020			160	160	0.1
Common Equity (269 units)				9/4/2020			3	3	—
							214	210	0.1
SkyMiles IP Ltd. and Delta Air Lines, Inc. (14) (15)	Scheduled Passenger Air Transportation
Senior Secured Loan		4.75	(L +3.75%)	9/15/2020	10/20/2027	500	495	520	0.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SourceHOV Tax, Inc. (4) (8)	Other Accounting Services
Senior Secured Loan		7.61	(L +6.11%)	3/16/2020	3/16/2025	$19,892	$19,742	$19,988	12.6

Southern Technical Institute, LLC (4) (10)	Colleges, Universities, and Professional Schools
Equity appreciation rights				6/27/2018			—	4,295	2.7

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.)	Child Day Care Services
Senior Secured Loan		8.50%	(L +8.25%)	7/26/2018	7/30/2026	5,216	5,178	4,656	2.9

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.00%	(L +5.00%)	8/26/2019	8/26/2024	9,875	9,803	9,647	6.1
Senior Secured Loan		6.25%	(L +5.25%)	12/31/2020	8/26/2024	1,067	1,056	1,042	0.7
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +5.00%)	8/26/2019	8/26/2024	—	(5)	15	—
						10,942	10,854	10,704	6.8
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,281	0.8

Staples, Inc. (14) (15)	Business to Business Electronic Markets
Senior Secured Loan		5.21%	(L +5.00%)	6/24/2019	4/16/2026	2,960	2,891	2,875	1.8

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (15)		5.25%	(L +4.25%)	5/16/2018	12/11/2024	625	626	601	0.4
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,070	8,578	5.4
						9,698	9,696	9,179	5.8
Sunshine Luxembourg VII SARL (14) (15)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		5.00%	(L +4.00%)	11/20/2019	9/25/2026	1,980	1,988	1,992	1.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Tank Holding Corp. (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan (14)		5.50%	(L +4.00%)	6/24/2019	3/26/2026	$1,975	$1,981	$1,942	1.2%
Senior Secured Loan		3.40%	(L +3.25%)	12/18/2020	3/26/2026	896	882	882	0.6
						2,871	2,863	2,824	1.8
The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	7/18/2019	12/22/2022	7,000	6,973	6,647	4.2
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/31/2021	2,333	2,329	2,216	1.4
Senior Secured Loan		8.00%	(L +7.00%)	7/20/2018	12/31/2021	4,667	4,665	4,463	2.8
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/22/2022	7,000	7,000	6,647	4.2
						21,000	20,967	19,973	12.6
Truck Hero, Inc. (15)	Truck Trailer Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	5/30/2017	4/21/2025	8,174	8,118	8,174	5.1

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			9	26	—
Warrants (29,374 units)				7/26/2012	3/5/2022 (12)		82	12	—
							91	38	—
United Natural Foods (14) (15)	General Line Grocery Merchant Wholesalers
Senior Secured Loan		4.40%	(L +4.25%)	6/9/2020	10/22/2025	286	275	284	0.2

Wastebuilt Environmental Solutions, LLC (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.25%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,908	5,476	3.4

Weight Watchers International, Inc. (14) (15)	Diet and Weight Reducing Centers
Senior Secured Loan		5.50%	(L +4.75%)	6/10/2020	11/29/2024	477	477	479	0.3

Xperi (14) (15)	Semiconductor and Related Device Manufacturing
Senior Secured Loan		4.15%	(L +4.00%)	6/1/2020	6/1/2025	433	399	434	0.3

Total Debt and Equity Investments						$306,683	$307,768	$272,240	171.3%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Structured Finance Note Investments
Apex Credit CLO 2020 (7)
Subordinated Notes		14.16% (9)		11/16/2020	11/19/2031 (17)	$11,080	$9,461 (16)	$10,006	6.3%

Dryden 53 CLO, LTD. (7)
Income Notes		16.68% (9)		10/26/2020	1/15/2031 (17)	2,700	1,779	1,967	1.2
Subordinated Notes		16.68% (9)		10/26/2020	1/15/2031 (17)	2,159	1,423 (16)	1,573	1.0
						4,859	3,202	3,540	2.2
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		18.68% (9)		9/27/2019	10/20/2032 (17)	2,750	2,282 (16)	2,235	1.4

Elevation CLO 2017-7, Ltd. (7)
Subordinated Notes		12.32% (9)		2/6/2019	7/15/2030 (17)	10,000	6,955 (16)	6,226	3.9

Flatiron CLO 18, Ltd. (7)
Subordinated Notes		20.73% (9)		1/2/2019	4/17/2031 (17)	9,680	7,265 (16)	7,702	4.8

Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		21.99% (9)		1/8/2020	7/27/2047 (17)	10,000	6,654 (16)	7,129	4.5

Madison Park Funding XXIX, Ltd. (7)
Subordinated Notes		14.22% (9)		12/22/2020	10/18/2047 (17)	9,500	7,529 (16)	7,569	4.8

Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		9.08%	(L +8.85%)	8/7/2020	8/20/2031 (17)	863	802	838	0.5

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		20.81% (9)		1/23/2020	10/20/2030 (17)	7,000	5,173 (16)	5,493	3.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Park Avenue Institutional Advisers CLO 2017-1
Mezzanine bond - Class D		6.44%	(L +6.22%)	6/5/2020	11/14/2029 (17)	$100	$83	$95	0.1%

Regatta II Funding
Mezzanine bond - Class DR2		7.19%	(L +6.95%)	6/5/2020	1/15/2029 (17)	800	695	768	0.5

THL Credit Wind River 2019‐3 CLO Ltd. (7)
Subordinated Notes		14.69% (9)		4/5/2019	4/15/2031 (17)	7,000	5,759 (16)	4,824	3.0

Total Structured Finance Note Investments						$73,632	$55,860	$56,425	35.5%

Total Non-control/Non-affiliate Investments						$380,315	$363,628	$328,665	206.8%

Affiliate Investments
3rd Rock Gaming Holdings, LLC (20)	Software Publishers
Senior Secured Loan (6)		8.50% cash / 1.00% PIK	(L +7.50%)	3/13/2018	3/12/2023	20,858	19,570	9,258	5.8
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	—	—
						20,858	22,117	9,258	5.8
Chemical Resources Holdings, Inc. (20)	Custom Compounding of Purchased Resins
Senior Secured Loan (4)(8)		9.22%	(L +7.72%)	1/25/2019	1/25/2024	13,743	13,630	13,744	8.6
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,814	3,420	2.2
						13,743	15,444	17,164	10.8
Contract Datascan Holdings, Inc. (4)(20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK				8/5/2015			5,849	2,690	1.7
Common Equity (11,273 shares) (10)				6/28/2016			104	46	—
							5,953	2,736	1.7
DRS Imaging Services, LLC (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,749	1.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Master Cutlery, LLC (4) (10)(20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6)		13.00% (11)	N/A	4/17/2015	7/20/2022	$6,759	$4,764	$346	0.2%
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						6,759	8,247	346	0.2
NeoSystems Corp. (4)(20)	Other Accounting Services
Preferred Equity (521,962 convertible shares) 10% PIK				8/14/2014			1,879	2,250	1.4

Pfanstiehl Holdings, Inc. (4)(20)(21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	36,221	22.8

Professional Pipe Holdings, LLC (19)	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	6,263	6,193	6,086	3.8
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	1,208	0.8
						6,263	7,607	7,294	4.6
TalentSmart Holdings, LLC (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares) (10) (13)				10/11/2019			1,595	1,306	0.8

TRS Services, LLC (4)(20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			—	915	0.6
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
							572	915	0.6
TTG Healthcare, LLC (20)	Diagnostic Imaging Centers
Senior Secured Loan (4)		8.50%	(L +7.50%)	3/1/2019	11/28/2025	19,603	19,409	19,530	12.3
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	4,077	2.6
						19,603	21,718	23,607	14.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Total Affiliate Investments						$67,226	$86,484	$102,846	64.7%

Control Investment
MTE Holding Corp. (4)(19)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		11.00% cash / 5.00% PIK	(L +10.00%)	11/25/2015	11/25/2021	$7,842	$7,842	$7,822	4.9%
Common Equity (554 shares) (10)				11/25/2015			3,069	2,990	1.9
						7,842	10,911	10,812	6.8
Total Control Investment						$7,842	$10,911	$10,812	6.8%

Total Investments						$455,383	$461,023	$442,323	278.3%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), generally between 0.75% and 1.0% at December 31, 2020, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $328,736 include LIBOR reference rate floor provisions of generally 0.75% to 1.0% at December 31, 2020, the reference rate on such instruments was generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2020. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)Investments (or portion thereof) held by SBIC I LP. These assets are pledged as collateral of the SBA debentures and cannot be pledged under any debt obligation of the Company.
(5)Subject to unfunded commitments. See Note 6 for further details.
(6)Investment was on non-accrual status as of December 31, 2020, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.
(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2020:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Chemical Resources Holdings, Inc.	9.17%	7.50%	1.67%
Milrose Consultants, LLC	7.62%	7.00%	0.62%
SourceHOV Tax, Inc.	7.61%	7.00%	0.61%
(9)The rate disclosed is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amount and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
(10)Non-income producing.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2020:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
(12)Represents expiration date of the warrants.
(13)All or portion of investment held by a wholly-owned subsidiary subject to income tax.
(14)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(15)Investments (or portion thereof) held by OFSCC-FS. These assets are pledged as collateral of the BNP Facility and cannot be pledged under any other debt obligation of the Company.
(16)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated debt investments.
(17)Maturity date represents the contractual maturity date of the Structured Finance Notes. Projected cash flows, including the projected amount and timing of terminal principal payments which may be projected to occur prior to the contractual maturity date, were utilized in deriving the effective yield of the investments.
(18)Not meaningful as there is no outstanding balance on the revolver. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company holds at least one seat on the portfolio company’s board of directors.
(20)The Company has an observer seat on the portfolio company’s board of directors.
(21)Portfolio company represents greater than 5% of total assets at December 31, 2020.

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (11)		12.00% cash / 1.00% PIK		7/13/2017	1/13/2023	$9,010	$8,962	$9,025	5.4%
Common Equity (71,250 Class A units) (10)				7/13/2017			713	892	0.5
						9,010	9,675	9,917	5.9
Endo International PLC (14) (15) (19)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		6.06%	(L +4.25%)	6/24/2019	4/29/2024	1,985	1,897	1,906	1.1

Envocore Holding, LLC (FKA LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		6.00% cash / 5.00% PIK	(L +6.00%)	6/30/2017	6/30/2022	16,367	16,207	14,639	8.8
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	—	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	—	—
						16,367	16,520	14,639	8.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,183	4,070	2.4

Explorer Holdings, Inc. (14) (15) (19)	Testing Laboratories
Senior Secured Loan		5.60%	(L +3.75%)	6/25/2019	5/2/2023	1,985	1,987	2,004	1.2

Garda World Security (14) (15) (19)	Security Systems Services (except Locksmiths)
Senior Secured Loan		6.66%	(L +4.75%)	10/24/2019	10/30/2026	1,667	1,634	1,680	1.0

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		10.65%	(L +8.75%)	12/29/2017	9/8/2024	5,000	4,912	4,084	2.5
Common Equity (368,852 Class A units) (10)				12/29/2017			450	124	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	5	—
						5,000	5,412	4,213	2.6
Hyland Software, Inc.	Software Publishers
Senior Secured Loan (14) (15) (19)		5.30%	(L +3.50%)	10/24/2018	7/1/2024	1,660	1,655	1,672	1.0
Senior Secured Loan		8.80%	(L +7.00%)	10/24/2018	7/7/2025	2,601	2,614	2,617	1.6
						4,261	4,269	4,289	2.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.94%	(L +7.00%)	10/1/2018	10/1/2024	$16,590	$16,389	$16,489	9.9%
Senior Secured Loan (Revolver) (5) (18)		6.05%	(L +7.00%)	10/1/2018	10/1/2024	1,875	1,853	1,864	1.1
						18,465	18,242	18,353	11.0
Institutional Shareholder Services, Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		10.44%	(L +8.50%)	3/4/2019	3/5/2027	6,244	6,075	6,098	3.7

Intouch Midco Inc. (15) (19)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		6.05%	(L +4.25%)	12/20/2019	8/24/2025	1,995	1,925	1,925	1.2

Kindred Healthcare, Inc. (FKA Kindred at Home) (14) (15) (19)	Home Health Care Services
Senior Secured Loan		5.56%	(L +3.75%)	6/25/2019	7/2/2025	2,985	2,998	3,004	1.8

McAfee, LLC (14) (15) (19)	Software Publishers
Senior Secured Loan		5.55%	(L +3.75%)	6/25/2019	9/30/2024	1,985	1,987	1,996	1.2
Senior Secured Loan		10.30%	(L +8.50%)	11/15/2019	9/29/2025	2,000	2,002	2,018	1.2
						3,985	3,989	4,014	2.4
Micro Holding Corp (14) (15) (19)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		5.55%	(L +3.75%)	6/25/2019	9/13/2024	1,985	1,969	1,991	1.2

Milrose Consultants, LLC (4) (8)	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.14%	(L +6.20%)	7/16/2019	7/16/2025	11,500	11,420	11,394	6.7

My Alarm Center, LLC (4) (10) (13)	Security Systems Services (except Locksmiths)
Preferred Equity (1,485 Class A units), 8% PIK				7/14/2017			1,571	984	0.6
Preferred Equity (1,198 Class B units)				7/14/2017			1,198	—	—
Preferred Equity (335 Class Z units) 25% PIK				9/12/2018			325	1,136	0.7
Common Equity (64,149 units)				7/14/2017			—	—	—
							3,094	2,120	1.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Online Tech Stores, LLC (4)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 3.00% PIK	N/A	2/1/2018	8/1/2023	$16,323	$16,113	$14,559	8.7%

OnSite Care, PLLC (4) (8)	Home Health Care Services
Senior Secured Loan		9.09%	(L +7.78%)	8/10/2018	8/10/2023	9,541	9,446	9,162	5.5

Panther BF Aggregator 2 LP (14) (15) (19)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		5.30%	(L +3.50%)	11/19/2019	4/30/2026	1,995	1,978	2,006	1.2

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan (14) (15) (19)		6.16%	(L +4.25%)	6/25/2019	6/30/2024	87	87	87	0.1
Senior Secured Loan		10.70%	(L +8.75%)	11/16/2017	6/30/2025	6,320	6,332	6,276	3.8
						6,407	6,419	6,363	3.9
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		9.49%	(L +7.75%)	9/24/2018	5/1/2026	6,055	6,059	5,969	3.6

Performance Team LLC (4)	General Warehousing and Storage
Senior Secured Loan		11.80%	(L +10.00%)	5/24/2018	11/24/2023	13,889	13,790	14,165	8.4

PM Acquisition LLC	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.50% PIK	N/A	9/30/2017	10/29/2021	4,963	4,903	4,800	2.9
Common Equity (499 units) (10) (13)				9/30/2017			499	220	0.1
						4,963	5,402	5,020	3.0
Quest Software US Holdings Inc. (14) (15) (19)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		6.18%	(L +4.25%)	6/25/2019	5/16/2025	1,990	1,973	1,978	1.2

Refinitiv (14) (15) (19)	Public Finance Activities
Senior Secured Loan		5.05%	(L +4.25%)	6/24/2019	10/1/2025	1,987	1,941	2,007	1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		10.60%	(L +8.50%)	6/7/2017	11/26/2023	$4,821	$4,777	$4,591	2.8%

Restaurant Technologies, Inc. (15) (19)	Other Grocery and Related Products Merchant Wholesalers
Senior Secured Loan		5.05%	(L +3.25%)	8/8/2019	10/1/2025	1,990	1,994	2,003	1.2

Rocket Software, Inc. (15) (19)	Software Publishers
Senior Secured Loan		6.05%	(L +4.25%)	11/20/2018	11/28/2025	665	663	649	0.4
Senior Secured Loan		10.05%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,167	6,094	3.7
						6,940	6,830	6,743	4.1
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			254	186	0.1

Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Common Equity (5,000 Series C units)				3/31/2014		—	500	1,490	0.9

Southern Technical Institute, LLC (4) (6) (10)	Colleges, Universities, and Professional Schools
Subordinated Loan		6.00% PIK	N/A	6/27/2018	12/31/2021	1,611	—	—	—
Other				6/27/2018		—	—	—	—
						1,611	—	—	—
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.)	Child Day Care Services
Senior Secured Loan		6.19%	(L +4.25%)	7/26/2018	7/30/2025	972	970	978	0.6
Senior Secured Loan		10.19%	(L +8.25%)	7/26/2018	7/30/2026	7,216	7,157	7,288	4.4
						8,188	8,127	8,266	5.0
Sprint Communications, Inc. (14) (15) (19)	Wired Telecommunications Carriers
Senior Secured Loan		4.81%	(L +3.00%)	6/24/2019	2/2/2024	1,985	1,972	1,980	1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SSJA Bariatric Management LLC (15) (19)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.94%	(L +5.00%)	8/26/2019	8/26/2024	$9,975	$9,883	$9,861	5.9%
Senior Secured Loan (Revolver) (5)		0.50% (18)	(L +5.00%)	8/26/2019	8/26/2024	—	(6)	(14)	—
						9,975	9,877	9,847	5.9
Stancor, L.P. (4) (10)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK				8/19/2014		—	1,501	1,607	1.0

Staples, Inc. (14) (15) (19)	Business to Business Electronic Markets
Senior Secured Loan		6.69%	(L +5.00%)	6/24/2019	4/16/2026	1,990	1,920	1,960	1.1

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (15) (19)		6.05%	(L +4.25%)	5/16/2018	12/11/2024	632	631	632	0.4%
Senior Secured Loan		9.80%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,070	9,030	5.4
						9,705	9,701	9,662	5.8
Sunshine Luxembourg VII SARL (14) (15) (19)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		6.19%	(L +4.25%)	11/20/2019	9/25/2026	2,000	2,010	2,021	1.2

Tank Holding Corp. (14) (15) (19)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		6.41%	(L +4.00%)	6/24/2019	3/26/2026	1,995	2,002	2,005	1.2

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		8.80%	(L +7.00%)	7/18/2019	3/31/2020	4,667	4,642	4,648	2.8
Senior Secured Loan		10.55%	(L +8.75%)	12/22/2017	12/22/2022	7,000	6,969	6,972	4.2
Senior Secured Loan		10.55%	(L +8.75%)	7/20/2018	12/22/2022	7,000	7,000	6,972	4.2
						18,667	18,611	18,592	11.2
Truck Hero, Inc. (15) (19)	Truck Trailer Manufacturing
Senior Secured Loan		10.05%	(L +8.25%)	5/30/2017	4/21/2025	7,014	6,990	6,690	4.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013		$—	$9	$15	—%
Warrants (29,374 units)				7/26/2012	3/05/2022 (12)	—	82	7	—
						—	91	22	—
U.S. Anesthesia Partners (14) (15) (19)	Freestanding Ambulatory Surgical and Emergency Centers
Senior Secured Loan		4.80%	(L +3.00%)	6/24/2019	6/23/2024	2,980	2,950	2,976	1.8

Verifone Intermediate Holdings, Inc. (14) (15) (19)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		5.90%	(L +4.00%)	6/24/2019	8/20/2025	258	252	256	0.2

Wastebuilt Environmental Solutions, LLC (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.69%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,883	6,584	4.0

Total Debt and Equity Investments						$372,094	$373,074	$350,925	210.7%

Structured Finance Note Investments (7)
Dryden 76 CLO, Ltd.
Subordinated Notes		15.37% (9)		9/27/2019	10/20/2032 (17)	2,750	2,491	2,509	1.5

Elevation CLO 2017-7, Ltd.
Subordinated Notes		15.71% (9)		2/6/2019	7/15/2030 (17)	10,000	7,485	6,559	3.9

Flatiron CLO 18, Ltd.
Subordinated Notes		16.68% (9)		1/2/2019	4/17/2031 (17)	9,680	7,355	7,345	4.4

THL Credit Wind River 2019‐3 CLO Ltd.
Subordinated Notes		12.33% (9)		4/5/2019	4/15/2031 (17)	7,000	5,796	5,197	3.1

Total Structured Finance Note Investments						$29,430	$23,127	$21,610	12.9%

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
NeoSystems Corp. (4) (10)	Other Accounting Services
Preferred Equity (521,962 convertible shares) 10% PIK				8/14/2014		$—	$1,698	$2,250	1.4%

Pfanstiehl Holdings, Inc. (4)	Pharmaceutical Preparation Manufacturing
Subordinated Loan		10.50%	N/A	1/1/2014	9/29/2022	3,788	3,807	3,788	2.3
Common Equity (400 Class A shares)				1/1/2014		—	217	11,979	7.2
						3,788	4,024	15,767	9.5
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		10.55% cash / 1.50% PIK	(L +9.27%)	3/23/2018	3/23/2023	7,099	7,008	7,170	4.3
Common Equity (1,414 Class A units) (10)				3/23/2018		—	1,414	2,413	1.4
						7,099	8,422	9,583	5.7
TalentSmart Holdings, LLC	Professional and Management Development Training
Senior Secured Loan (4)		8.50%	(L +6.75%)	10/11/2019	10/11/2024	10,000	9,833	9,833	5.9
Senior Secured Loan (Revolver) (5) (18)		8.50%	(L +6.75%)	10/11/2019	10/11/2024	250	242	242	0.1
Common Equity (1,500 Class A shares) (10) (13)				10/11/2019		—	1,500	1,500	0.9
						10,250	11,575	11,575	6.9
TRS Services, LLC (4) (11)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Senior Secured Loan		10.55% cash / 1.00% PIK	(L +8.75%)	12/10/2014	3/16/2020	14,624	14,615	14,623	8.8
Preferred Equity (329,266 Class AA units), 15% PIK (10)				6/30/2016		—	545	547	0.3
Preferred Equity (3,000,000 Class A units), 11% PIK (10)				12/10/2014		—	3,374	3,095	1.9
Common Equity (3,000,000 units) (10)				12/10/2014		—	572	—	—
						14,624	19,106	18,265	11.0
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan (4)		10.71%	(L +9.00%)	3/1/2019	3/1/2024	12,103	11,938	11,767	7.1
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	2,424	1.5
						12,103	14,247	14,191	8.6

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
(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), generally between 1.7% and 2.1% at December 31, 2020, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $309,350 include LIBOR reference rate floor provisions of generally 1% to 2%; at December 31, 2020, the reference rate on all such instruments was above the stated floors. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2020. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)Investments (or portion thereof) held by SBIC I LP. These assets (or a portion thereof) are held to support the SBA debentures and cannot be pledged under any debt obligation of the Company.
(5)Subject to unfunded commitments. See Note 6 for further details.
(6)Investment was on non-accrual status as of December 31, 2020, meaning the Company has ceased recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)Structured Finance Notes are considered CLO subordinated debt positions. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.
(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2020:

Portfolio Company	Reported Interest Rate (%)	Interest Rate per Credit Agreement (%)	Additional Interest per Annum (%)
Carolina Lubes, Inc.	9.83%	9.35%	0.48%
Chemical Resources Holdings, Inc.	9.82%	7.93%	1.89%
DRS Imaging Services, LLC	11.21%	9.94%	1.27%
Milrose Consultants, LLC	8.14%	7.44%	0.70%
OnSite Care, PLLC	9.49%	7.96%	1.53%
(9)The rate disclosed is an estimated effective yield based upon the current projection of the amount and timing of distributions in addition to the estimated amount and timing of terminal principal payments. Effective yields for the Company's Structured Finance Note investments are monitored and evaluated at each reporting date. The estimated yield and investment cost may ultimately not be realized.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2019
(Dollar amounts in thousands)

(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2020:

Portfolio Company	Investment Type	Range of PIK Option (%)	Range of Cash Option (%)	Maximum PIK Rate Allowed (%)
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
TRS Services, LLC	Senior Secured Loan	0% or 1.00%	12.65% or 1.00%	1.00%

(12)Represents expiration date of the warrants.
(13)All or portion of investment held by OFSCC-MB.
(14)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(15)Investments (or portion thereof) held by OFSCC-FS. These assets are pledged as collateral of the BNP Credit Facility and cannot be pledged under any other debt obligation of the Company.
(16)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO Structured Finance Note investments.
(17)Maturity represents the contractual maturity date of the Structured Finance Notes. Expected maturity and cash flows, not contractual maturity and cash flows, were utilized in deriving the effective yield of the investments.
(18)Commitment fee on undrawn funds.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1. Organization
OFS Capital Corporation (the “Company”), a Delaware corporation, is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of Code under the Internal Revenue Code of 1986, as amended (the “Code”).
The Company’s investment objective is to provide stockholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Capital Management, LLC, a registered investment advisor under the Advisers Act (“Advisor”), and a wholly owned subsidiary of Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. Corporations (“OFSAM”), manages the day-to-day operations of, and provides investment advisory services to, the Company.
In addition, OFS Advisor also serves as the investment adviser for Hancock Park Corporate Income, Inc. (“HPCI”), a Maryland corporation and a BDC. HPCI’s investment objective is similar to that of the Company. OFS Advisor also serves as the investment adviser for OFS Credit Company, Inc. (“OCCI”), a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in CLO debt and subordinated securities.
The Company may make investments directly, or follow-on investments in current portfolio companies held through OFS SBIC I LP (“SBIC LP”), its investment company subsidiary licensed under the U.S. Small Business Administration's (“SBA”) small business investment company program (“SBIC Program”). The SBIC Program is designed to stimulate the flow of capital into eligible businesses. SBIC I LP is subject to SBA regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its “regulatory capital” in “eligible smaller businesses”, as defined under the Small Business Investment Act of 1958, as amended (“SBIC Act”), limitations on the financing terms of investments, and capitalization thresholds that may limit distributions to the Company; and is subject to periodic audits and examinations of its financial statements.
The Company may also make investments through OFSCC-FS, LLC (“OFSCC-FS”), a special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments and through OFSCC-MB, LLC (“OFSCC-MB”), a wholly owned subsidiary taxed under subchapter C of the Code, that generally holds the equity investments of the Company that are taxed as pass-through entities.

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
Investments: The Company applies fair value accounting in accordance with ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using unobservable inputs), which comprise the majority of the Company’s investments. See Note 5 for details.
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
Significant Subsidiaries: The Company evaluates the issuers of its Control Investments for significance in accordance with Rules 3-09 and 4-08(g) of Regulation S-X. No issuers of Control Investments were considered a significant subsidiary under these rules as of or for the years ended December 31, 2020, 2019 and 2018.
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
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with initial maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the FDIC and at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Included in cash and cash equivalents was $37,708 and $13,447 held in a US Bank Money Market Deposit Account as of December 31, 2020 and 2019, respectively. In addition, the Company's use of cash and cash equivalents held by SBIC I LP is limited by SBA regulation, including, but not limited to, investment in eligible portfolio companies and general corporate purposes; distributions by SBIC I LP subject to a statutory measure of undistributed accumulated earnings.
Revenue recognition:
Interest income: Interest income is recognized on an accrual basis and reported as an interest receivable until collected. Interest income is accrued daily based on the outstanding principal amount on the consolidated statements of assets and liabilities and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash. Recognition of PIK interest includes assessments of collectibility, and may result in recognition of the PIK income that corresponds to the fair value of the associated investment. The Company discontinues accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Further, the Company may acquire or receive equity, warrants or other equity-related securities (“Equity”) in connection with the Company’s acquisition of, subsequent amendment or restructuing to, debt investments. The Company determines the cost basis of Equity based on its fair value, and the fair value of debt investments and other securities or consideration received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Equity is treated as OID, and accreted into interest income as described above.
Interest income - Structured Finance Notes: Interest income from investments in CLO mezzanine debt and CLO subordinated debt positions (“Structured Finance Notes”) is recognized on the basis of the estimated effective yield to expected redemptions utilizing assumed cash flows in accordance with ASC Sub-topic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from its Structured Finance Notes and the effective yield is generally established at purchase and re-evaluated upon receipt of distributions.
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
Fee income: The Company generates fee revenue in the form of syndication, prepayment, and other contractual fees, that are recognized as the related services are rendered. In the general course of its business, the Company receives certain fees, such as management fees, from portfolio companies which are non-recurring in nature. Prepayment fees are received on certain loans when repaid prior to their scheduled due date, which are recognized as earned when received, and syndication fees are received for capital structuring, loan syndication or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment.
Investment Transactions and net realized and unrealized gain or loss on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the statement of assets and liabilities date are included in payable for investments purchased. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment. Investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net changes in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
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
Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its investment company taxable income (“ICTI”) to its stockholders. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which generally relieves the Company from U.S. federal income taxes.
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
The Company may utilize OFSCC-MB when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. OFSCC-MB is an investment company under GAAP, and is consolidated in the Company’s GAAP financial statements and may incur current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by OFSCC-MB which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense from OFSCC-MB related to net investment income is included in general and administrative expenses, or the applicable net realized or unrealized gain (loss) line item from which the federal or state income tax originated for capital gains and losses. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2020, 2019 and 2018. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities except for deferred debt issuance costs associated with the Company’s line of credit arrangements, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2020 and 2019 were $1,015 and $1,628, respectively. Deferred debt issuance costs are amortized to interest expense over the term of the related debt.
Goodwill: On December 4, 2013, in connection with the Company's acquisition of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC, making SBIC I LP a wholly owned subsidiary of the Company (“SBIC Acquisition”), the Company recorded goodwill of $1,077. The decline in the price of the Company’s common stock and the level at which it continued to trade relative to the broader stock indices for the BDC industry, led management to conclude in the third quarter of 2020 that an impairment in the value of the Company’s goodwill was more likely than not. Moreover, due to the discount at which the Company’s stock traded to its net asset value management concluded that the impairment of goodwill equal to the full amount of its carrying value of $1,077 was appropriate.
Intangible asset: On December 4, 2013, in connection with the SBIC Acquisition, the Company recorded an intangible asset of $2,500 attributable to the SBIC license. The Company amortizes this intangible asset on a straight-line basis over its estimated useful life, initially 154 months ended September 30, 2026. The Company changed its estimate on the useful life to terminate on December 31, 2025. The Company recognized amortization of $206 for the year ended December 31, 2020, and anticipates recognizing $216 on an annual basis through December 31, 2025 based on the current estimated useful life.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The intangible asset, net of accumulated amortization of $1,392 and $1,186 at December 31, 2020 and 2019, respectively, is included in prepaid expenses and other assets in the consolidated statements of assets and liabilities.
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
New Accounting Standards
The following table discusses recently issued ASUs by the FASB:

Standard	Description	Period of Adoption	Effect of Adoption on the Financial Statements
Standards that were adopted
ASU 2020-04, Reference Rate Reform (Topic 840): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., LIBOR) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications, such as those within the scope of Topic 310 on receivables, to be accounted as a continuation of the existing contract.	First Quarter 2020, prospectively	Through December 31, 2020, no contracts have transitioned away from discontinued reference rates.

Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an agreement dated November 7, 2012 (“Investment Advisory Agreement”). The Investment Advisory Agreement was most recently re-approved on April 2, 2020. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
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
OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% and based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. OFS Advisor has elected to exclude the value of the intangible assets resulting from the SBIC Acquisition from the base management fee calculation.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

On June 11, 2019, OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 0.4375% per quarter (1.75% annualized) to 0.25% per quarter (1.00% annualized) of the average value of the portion of the total assets held by the Company through OFSCC-FS (the "OFSCC-FS Assets"), at the end of the two most recently completed calendar quarters to the extent that such portion of the OFSCC-FS Assets are financed using leverage (also calculated on an average basis) that causes the Company’s statutory asset coverage ratio to fall below 200%. When calculating its statutory asset coverage ratio, the Company excludes its SBA guaranteed debentures from its total outstanding senior securities as permitted pursuant to exemptive relief granted by the SEC dated November 26, 2013. Effective as of January 1, 2020, OFS Advisor agreed to further reduce the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the portion of total assets held by the Company through OFSCC-FS at the end of the two most recently completed calendar quarters without regard to the statutory asset coverage ratio. The base management fee reduction by OFS Advisor is renewable on an annual basis and the amount of the base management fee reduced with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor; this agreement was renewed on February 16, 2021.
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
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an Administration Agreement. The Administration Agreement was most recently re-approved by the Board on April 2, 2020. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Equity Ownership: As of December 31, 2020, affiliates of OFS Advisor held 3,033,257 shares of common stock, which is approximately 23% of the Company's outstanding shares of common stock.
Distributions paid to affiliates and expenses recognized under agreements with OFS Advisor and OFS Services for the years ended December 31, 2020, 2019 and 2018 are presented below:

	December 31,
	2020	2019	2018
Base management fees	$7,605	$8,271	$6,335
Incentive fees:
Income Incentive Fee	2,025	4,760	4,409
Incentive fee waiver	(441)	—	(22)
Administration fees	1,855	1,747	1,601
Distributions paid to affiliates	2,553	4,007	5,097

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4. Investments
As of December 31, 2020, the Company had loans to 49 portfolio companies, of which 95% were senior secured loans and 5% were subordinated loans, at fair value, as well as equity investments in 10 of these portfolio companies. The Company also held an equity investment in 13 portfolio companies in which it did not hold a debt investment, as well as 12 investments in Structured Finance Notes. At December 31, 2020, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$325,647	70.6%	204.9%	$306,304	69.2%	192.7%
Subordinated debt investments	45,409	9.8	28.6	15,067	3.4	9.5
Preferred equity	18,648	4.0	11.7	11,543	2.6	7.3
Common equity and warrants	15,459	3.4	9.7	52,984	12.0	33.3
Total debt and equity investments	405,163	87.8%	254.9%	385,898	87.2%	242.8%
Structured Finance Notes	55,860	12.2	35.1	56,425	12.8	35.5
Total	$461,023	100.0%	290.0%	$442,323	100.0%	278.3%
At December 31, 2020, the Company had four loans (Community Intervention Services, Inc., Master Cutlery, LLC, 3rd Rock Gaming Holdings, LLC, and Online Tech Stores, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $48,102 and $12,135, respectively.
On March 27, 2020, the Company's debt investment in Constellis Holdings, LLC was restructured, pursuant to which the Company converted its non-accrual debt investment into 20,628 common shares of equity. As of March 31, 2020, the cost and fair value of the common shares received were $703 and $703, respectively. The Company recognized a realized loss on the restructuring of $9,145 for the year ended December 31, 2020, which was fully recognized as an unrealized loss as of December 31, 2019.
On September 4, 2020, the Company's equity investment in Sentry Centers Holdings, LLC was restructured, pursuant to which the Company converted its 500 Series C units into 269 shares of common equity. In addition, the Company invested $160 in a capital raise and received Series A and Series B preferred units. Accordingly, during the year ended December 31, 2020, the Company recognized a realized loss of $446.
On September 30, 2020, the Company's debt investment in Southern Technical Institute, LLC was restructured, pursuant to which the Company received proceeds of $529, in full satisfaction of contractually due interest of $215 and principal of $1,660. This investment was carried at a cost of $-0-. Accordingly, during the year ended December 31, 2020, the Company fully recognized a realized gain of $314 as the investment was carried at cost as of December 31, 2019. As of December 31, 2020, the Company holds equity appreciation rights with a cost and fair value of $-0- and $4,295, respectively.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. As of December 31, 2020, the Company's investment portfolio was domiciled as follows:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States of America	$399,278	$380,004	$505,235	$484,946
Canada	1,921	1,905	3,559	3,605
Cayman Islands[1]	55,860	56,425	23,127	21,610
Ireland	—	—	1,897	1,906
Luxembourg	1,976	1,997	2,843	2,843
Switzerland	1,988	1,992	2,010	2,021
Total investments	$461,023	$442,323	$538,671	$516,931
(1) Cayman Island investments represent Structured Finance Notes held by the Company. These investments generally hold underling portfolios of investments in United States domiciled companies.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2020, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$210	—%	0.1%
Security Systems Services (except Locksmiths)	6,531	1.4	4.1	3,487	0.8	2.2
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	20,967	4.5	13.3	19,973	4.5	12.6
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,837	3.9	11.2	13,137	3.0	8.3
Plumbing, Heating, and Air-Conditioning Contractors	7,607	1.7	4.8	7,294	1.6	4.6
Education Services
Colleges, Universities, and Professional Schools	—	—	—	4,295	1.0	2.7
Professional and Management Development Training	1,595	0.3	1.0	1,306	0.3	0.8
Finance and Insurance
Insurance Agencies and Brokerages	9,544	2.1	6.0	9,302	2.1	5.9
Health Care and Social Assistance
Child Day Care Services	5,178	1.1	3.3	4,656	1.1	2.9
Diagnostic Imaging Centers	21,718	4.8	13.8	23,607	5.3	14.9
Home Health Care Services	4,199	0.9	2.6	4,250	1.0	2.7
Medical Laboratories	91	—	0.1	38	—	—
Offices of Physicians, Mental Health Specialists	21,013	4.6	13.2	20,802	4.7	13.1
Outpatient Mental Health and Substance Abuse Centers	11,615	2.5	7.3	4,105	0.9	2.6
Information
Data Processing, Hosting, and Related Services	1,135	0.2	0.7	1,749	0.4	1.1
Software Publishers	28,799	6.3	18.2	16,104	3.6	10.0
Television Broadcasting	1,977	0.4	1.2	1,758	0.4	1.1
Manufacturing
Commercial Printing (except Screen and Books)	4,789	1.0	3.0	4,812	1.1	3.0
Custom Compounding of Purchased Resins	15,444	3.3	9.7	17,164	3.9	10.8
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,431	1.2	3.4	4,275	1.0	2.7
Other Commercial and Service Industry Machinery Manufacturing	1,925	0.4	1.2	1,936	0.4	1.2
Pharmaceutical Preparation Manufacturing	2,205	0.5	1.4	38,213	8.7	24.1
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.9	1,281	0.3	0.8

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Semiconductor and Related Device Manufacturing	$399	0.1%	0.3%	$434	0.1%	0.3%
Travel Trailer and Camper Manufacturing	10,911	2.4	6.9	10,812	2.4	6.8
Truck Trailer Manufacturing	8,118	1.8	5.1	8,174	1.8	5.1
Unlaminated Plastics Profile Shape Manufacturing	8,922	1.9	5.6	8,818	2.0	5.5
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.4	915	0.2	0.6
Diet and Weight Reducing Centers	477	0.1	0.3	479	0.1	0.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	28,503	6.3	18.0	28,729	6.6	18.2
All Other Professional, Scientific, and Technical Services	1,921	0.4	1.2	1,905	0.4	1.2
Marketing Consulting Services	5,229	1.1	3.3	5,229	1.2	3.3
Other Accounting Services	21,621	4.7	13.7	22,238	5.0	14.0
Other Computer Related Services	16,247	3.5	10.2	16,000	3.6	10.1
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.4	676	0.2	0.4
Real Estate and Rental and Leasing
Construction, Mining, and Forestry Machinery and Equipment Rental and Leasing	496	0.1	0.3	499	0.1	0.3
Office Machinery and Equipment Rental and Leasing	5,953	1.3	3.7	2,736	0.6	1.7
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,738	1.5	4.2	6,701	1.5	4.2
Shoe Store	9,748	2.1	6.1	4,368	1.0	2.7
Sporting Goods Stores	2,907	0.6	1.8	2,968	0.7	1.9
All Other General Merchandise Stores	5,252	1.1	3.3	5,060	1.1	3.2
Transportation and Warehousing
Scheduled Passenger Air Transportation	495	0.1	0.3	520	0.1	0.3
Taxi Service	1,976	0.4	1.2	1,997	0.5	1.3
Wholesale Trade
Business to Business Electronic Markets	2,891	0.6	1.8	2,875	0.6	1.8
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,955	0.4	1.2	1,942	0.4	1.2
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	16,392	3.6	10.3	16,777	3.8	10.6

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
General Line Grocery Merchant Wholesalers	$275	0.1%	0.2%	$284	0.1%	0.2%
Industrial Machinery and Equipment Merchant Wholesalers	9,696	2.1	6.1	9,179	2.1	5.8
Industrial Supplies Merchant Wholesalers	6,908	1.5	4.3	5,476	1.2	3.4
Motor Vehicle Parts (Used) Merchant Wholesalers	14,167	3.1	8.9	13,581	3.1	8.5
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.8	5.2	346	0.1	0.2
Stationery and Office Supplies Merchant Wholesalers	16,129	3.5	10.1	2,426	0.5	1.5
Total debt and equity investments	$405,163	87.9%	254.9%	$385,898	87.2%	242.8%
Structured Finance Notes	55,860	12.1	35.1	56,425	12.8	35.5
Total investments	$461,023	100.0%	290.0%	$442,323	100.0%	278.3%

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
At December 31, 2019, the Company had four loans (Community Intervention Services, Inc., Southern Technical Institute, LLC, Master Cutlery, LLC and Constellis Holdings, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $22,249 and $662, respectively.
On January 31, 2019, Maverick Healthcare Equity, LLC was acquired in a purchase transaction. Proceeds from this transaction were insufficient to redeem the class of equity held by the Company. Accordingly, the Company recognized a net loss of $89, which is comprised of $900 realized loss net of $811 unrealized loss reversal, in the year ended December 31, 2019.
The industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$8,158	1.6%	4.9%	$7,224	1.5%	4.3%
Temporary Help Services	13,866	2.7	8.3	13,742	2.8	8.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	$18,611	3.6%	11.2%	$18,592	3.8%	11.2%
Construction
Electrical Contractors and Other Wiring Installation Contractors	16,520	3.2	9.9	14,639	3.0	8.8
Plumbing, Heating, and Air-Conditioning Contractors	8,422	1.6	5.1	9,583	1.9	5.8
Education Services
Colleges, Universities, and Professional Schools	—	—	—	—	—	—
Professional and Management Development Training	11,574	2.2	6.9	11,575	2.3	6.9
Finance and Insurance
Direct Health and Medical Insurance Carriers	395	0.1	0.2	405	0.1	0.2
Insurance Agencies and Brokerages	11,487	2.2	6.9	11,386	2.3	6.8
Health Care and Social Assistance
All Other Outpatient Care Centers	2,001	0.4	1.2	2,015	0.4	1.2
Child Day Care Services	8,126	1.6	4.9	8,266	1.7	5.0
Diagnostic Imaging Centers	14,247	2.8	8.6	14,191	2.9	8.5
Freestanding Ambulatory Surgical and Emergency Centers	2,950	0.6	1.8	2,976	0.6	1.8
General Medical and Surgical Hospitals	2,612	0.5	1.6	2,632	0.5	1.6
Home Health Care Services	16,627	3.2	10.0	16,236	3.3	9.7
Medical Laboratories	91	—	0.1	22	—	—
Offices of Physicians, Mental Health Specialists	20,047	3.9	12.0	19,945	4.0	12.0
Outpatient Mental Health and Substance Abuse Centers	11,609	2.3	7.0	4,000	0.8	2.4
Residential Intellectual and Developmental Disability Facilities	2,991	0.6	1.8	3,006	0.6	1.8
Information
Data Processing, Hosting, and Related Services	11,805	2.3	7.1	11,900	2.4	7.1
Internet Publishing and Broadcasting and Web Search Portals	1,969	0.4	1.2	1,992	0.4	1.2
Software Publishers	41,054	8.0	24.5	38,373	7.7	22.9
Television Broadcasting	1,997	0.4	1.2	1,997	0.4	1.1
Wired Telecommunications Carriers	1,972	0.4	1.2	1,980	0.4	1.2
Manufacturing
Commercial Printing (except Screen and Books)	4,778	0.9	2.9	4,591	0.9	2.8
Custom Compounding of Purchased Resins	15,405	3.0	9.2	16,408	3.3	9.8
Motor Vehicle Body Manufacturing	1,970	0.4	1.2	1,997	0.4	1.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Other Aircraft Parts and Auxiliary Equipment Manufacturing	$5,412	1.0%	3.2%	$4,213	0.9%	2.5%
Other Commercial and Service Industry Machinery Manufacturing	2,229	0.4	1.3	2,262	0.5	1.4
Pharmaceutical and Medicine Manufacturing	853	0.2	0.5	853	0.2	0.5
Pharmaceutical Preparation Manufacturing	7,931	1.5	4.8	19,694	4.0	11.8
Plastics Plumbing Fixture Manufacturing	1,484	0.3	0.9	1,498	0.3	0.9
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.9	1,607	0.3	1.0
Travel Trailer and Camper Manufacturing	10,520	2.0	6.3	8,717	1.7	5.2
Truck Trailer Manufacturing	6,990	1.4	4.2	6,690	1.4	4.0
Unlaminated Plastics Profile Shape Manufacturing	10,046	1.9	6.0	9,959	2.0	6.0
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	20,165	3.9	12.1	20,458	4.0	12.3
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	19,106	3.7	11.5	18,265	3.7	11.0
Communication Equipment Repair and Maintenance	4,493	0.9	2.7	4,512	0.9	2.7
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	17,496	3.4	10.5	17,492	3.5	10.5
Advertising Agencies	1,987	0.4	1.2	2,001	0.4	1.2
All Other Professional, Scientific, and Technical Services	1,925	0.4	1.2	1,925	0.4	1.2
Other Accounting Services	1,698	0.3	1.0	2,250	0.5	1.4
Other Computer Related Services	18,242	3.5	10.9	18,353	3.7	11.0
Other Professional, Scientific, and Technical Services	500	0.1	0.3	1,490	0.3	0.9
Testing Laboratories	1,987	0.4	1.2	2,004	0.4	1.2
Public Administration
Other Justice, Public Order, and Safety Activities	9,846	1.9	5.9	407	0.1	0.2
Public Finance Activities	1,941	0.4	1.2	2,007	0.4	1.2
Real Estate and Rental and Leasing
Office Machinery and Equipment Rental and Leasing	13,698	2.7	8.2	14,342	2.9	8.6
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,419	1.2	3.9	6,363	1.3	3.8
Shoe Store	9,675	1.8	5.8	9,917	2.0	6.0
Sporting Goods Stores	1,921	0.4	1.2	1,983	0.4	1.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Supermarkets and Other Grocery (except Convenience) Stores	$1,081	0.2%	0.6%	$1,094	0.2%	0.7%
All Other General Merchandise Stores	5,402	1.0	3.2	5,020	1.0	3.0
Transportation and Warehousing
General Warehousing and Storage	13,790	2.7	8.3	14,165	2.9	8.5
Taxi Service	1,990	0.4	1.2	1,990	0.4	1.2
Wholesale Trade
Business to Business Electronic Markets	3,920	0.8	2.4	3,960	0.8	2.4
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	3,955	0.8	2.4	3,976	0.8	2.4
Industrial Machinery and Equipment Merchant Wholesalers	9,700	1.9	5.8	9,662	2.0	5.8
Industrial Supplies Merchant Wholesalers	6,883	1.3	4.1	6,584	1.3	4.0
Motor Vehicle Parts (Used) Merchant Wholesalers	13,119	2.5	7.9	13,119	2.6	7.9
Other Grocery and Related Products Merchant Wholesalers	1,995	0.4	1.2	2,003	0.4	1.2
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.6	4.9	255	0.1	0.2
Stationery and Office Supplies Merchant Wholesalers	16,113	3.1	9.7	14,559	2.9	8.7
Total debt and equity investments	$515,545	100.0%	309.4%	$495,321	100.0%	297.3%
Structured Finance Notes	23,126	—	14.0%	21,610	—	12.9%
Total investments	$538,671	100.0%	323.4%	$516,931	100.0%	310.2%

Note 5. Fair Value of Financial Instruments
Investments
The Company’s investments are valued at fair value as determined by the Board. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $601 and $2,321 were transferred from Level 3 to Level 2 during the years ended December 31, 2020 and 2019, respectively.
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
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company's new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value for up to three months after the transaction date. Senior secured debt investments with a fair value of $6,114 were valued at their Transaction Price at December 31, 2020. Based on liquidity and other market factors, these securities are designated as Level 3 in the fair value hierarchy.
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
The fair value of Structured Finance Notes are also estimated primarily by discounted cash flow techniques. In valuing such investments, the Company considers CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and other metrics, as well as estimated market yields provided by a recognized industry pricing service as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by broker-dealers in its estimate of the fair value of such investments. The Company also considers the operating metrics of the CLO vehicle, including compliance with collateralization tests, concentration limits and restructuring activity, if applicable.
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
The following tables presents the Company's investment portfolio measured at fair value on a recurring basis as of December 31, 2020 and 2019, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Debt investments	$—	$22,226	$299,145	$321,371
Equity investments	—	—	64.527	64,527
Structured Finance Notes	—	—	56.425	56,425
	$—	$22,226	$420,097	$442,323

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Debt investments	$—	$74,666	$377,149	$451,815
Equity investments	—	—	43,506	43,506
Structured Finance Notes	—	—	21,610	21,610
	$—	$74,666	$442,265	$516,931

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about the Company’s significant unobservable inputs to the Company’s Level 3 fair value measurements as of December 31, 2020 and 2019.

	Fair Value at December 31, 2020	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$256,042	Discounted cash flow	Discount rates	6.30% - 24.43% (10.18%)
Senior secured	12,668	Market approach	EBITDA multiples	8.50x - 8.50x (8.50x)
Senior secured	9,257	Market approach	Revenue multiples	0.86x - 0.86x (0.86x)
Senior secured	6,111	Market approach
Subordinated	7,822	Discounted cash flow	Discount rates	17.83% - 17.83% (17.83%)
Subordinated	6,794	Market approach	EBITDA multiples	7.05x - 9.10x (7.78x)
Subordinated	451	Market approach	Revenue multiples	0.10x - 0.20x (0.18x)

Structured Finance Notes:
Subordinated notes(1)	54,724	Discounted cash flow	Discount rates	15.00% - 19.50% (17.79%)
			Constant default rate	0.00% - 2.00% (1.63%)
			Constant default rate after 6 months	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,701	Discounted cash flow	Discount Margin	7.25% - 9.45% (8.58%)
			Constant default rate	0.00% - 2.00% (1.01%)
			Constant default rate after 9 months	2.00% - 3.00% (2.49%)
			Recovery rate	60.00% - 60.00% (60.00%)

Equity investments:
Preferred equity	10,395	Market approach	EBITDA multiples	4.73x - 8.50x (7.37x)
Preferred equity	1,148	Market approach	Revenue multiples	0.20x - 1.56x (0.96x)
Common equity and warrants	52,969	Market approach	EBITDA multiples	3.75x - 11.50x (8.10x)
Common equity and warrants	15	Market approach	Revenue multiples	0.20x - 1.56x (0.47x)
	$420,097
(1) The cash flows utilized in the discounted cash flow calculations assume liquidation at current market prices and redeployment of proceeds on all assets currently in default and all assets below specified fair value thresholds.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2019	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$295,835	Discounted cash flow	Discount rates	5.64% - 17.42% (11.17%)
Senior secured	15,031	Market approach	EBITDA multiples	8.09x - 13.22x (13.08x)
Senior secured	23,193	Market approach	Transaction Price
Subordinated	35,371	Discounted cash flow	Discount rates	6.38% - 18.86% (14.32%)
Subordinated	7,464	Market approach	EBITDA multiples	4.75x - 6.35x (6.35x)
Subordinated	255	Market approach	Revenue multiple	0.23x - 0.23x (0.23x)

Structured Finance Notes:
Subordinated notes(2)	21,610	Discounted cash flow	Discount rates	14.50% - 19.50% (17.16%)
			Constant default rate(1)	1.26% - 1.40% (1.33%)
			Recovery rate	69.30% - 70.00% (69.70%)

Equity investments:
Preferred equity	13,185	Market approach	EBITDA multiples	6.25x - 13.22x (4.96x)
Preferred equity	2,424	Market approach	Revenue multiples	0.23x - 9.58x (9.58x)
Preferred equity	2,120	Market approach	Recurring monthly revenue	40.00x - 40.00x (40.00x)
Common equity and warrants	22,788	Market approach	EBITDA multiples	4.50x - 13.22x (13.03x)
Common equity and warrants	1,489	Market approach	Revenue multiples	0.23x - 7.00x (7.00x)
Common equity and warrants	1,500	Transaction Price
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, January 1, 2020	$334,059	$43,090	$17,729	$25,777	$21,610	$442,265

Net realized loss on investments	(9,107)	—	51	(497)	—	(9,553)
Net change in unrealized appreciation (depreciation) on investments	(2,119)	(16,702)	(2,909)	26,668	2,081	7,019
Amortization of net loan origination fees	1,421	11	—	—	30	1,462
Accretion of interest income on Structured Finance Notes	—	—	—	—	5,877	5,877
Capitalized PIK interest, dividends, and fees	1,066	478	437	—	—	1,981
Purchase and origination of portfolio investments	79,695	—	160	333	33,536	113,724
Proceeds from principal payments on portfolio investments	(109,998)	(11,810)	—	—	—	(121,808)
Sale and redemption of portfolio investments	(9,635)	—	(3,925)	—	—	(13,560)
Proceeds from distributions received from Structured Finance Notes	—	—	—	—	(6,709)	(6,709)
Conversion from debt investment to equity investment (Note 4)	(703)	—	—	703	—	—
Transfers out of Level 3	(601)	—	—	—	—	(601)

Level 3 assets, December 31, 2020	$284,078	$15,067	$11,543	$52,984	$56,425	$420,097

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2019
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, January 1, 2019	$319,017	$44,540	$14,613	$18,627	$—	$396,797

Net realized loss on investments	(3,000)	—	(900)	—	—	(3,900)
Net change in unrealized appreciation (depreciation) on investments	(8,405)	(1,968)	811	3,837	(1,516)	(7,242)
Amortization of net loan origination fees	1,278	86	—	—	—	1,364
Accretion of interest income on Structured Finance Notes	—	—	—	—	2,861	2,861
Capitalized PIK interest, dividends, and fees	489	432	896	—	—	1,817
Purchase and origination of portfolio investments	122,184	—	2,309	3,313	23,341	151,147
Proceeds from principal payments on portfolio investments	(57,150)	—	—	—	—	(57,150)
Sale and redemption of portfolio investments	(38,033)	—	—	—	—	(38,033)
Proceeds from distributions received from Structured Finance Notes	—	—	—	—	(3,076)	(3,076)
Transfers out of Level 3	(2,321)	—	—	—	—	(2,321)

Level 3 assets, December 31, 2019	$334,059	$43,090	$17,729	$25,777	$21,610	$442,264
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019, attributable to the Company’s Level 3 assets still held at those respective year ends was as follows:

	Year Ended December 31,
	2020	2019
Senior secured debt investments	$(14,911)	$(7,793)
Subordinated debt investments	(16,716)	(1,968)
Preferred equity	(2,907)	—
Common equity and warrants	27,657	3,837
Structured Finance Notes	2,081	(1,516)
Net unrealized depreciation on investments held	$(4,796)	$(7,440)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments not reported at fair value on a recurring basis for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The senior secured revolving credit facility between the Company and Pacific Western Bank, as lender (“PWB Credit Facility”) and the secured revolving credit facility that provides for borrowings in an aggregate principal amount up to $150,000 issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator (“BNP Facility”) are variable rate instruments and fair value is approximately book value.
The following tables present the fair value measurements of the Company's debt and the level within fair value hierarchy of the significant unobservable inputs used to determine such fair values as of December 31, 2020 and 2019:

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	December 31, 2020
Description	Level 1 (2)	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$600	$600
BNP Facility	—	—	31,450	31,450
OFS Capital Corporation 6.375% Notes due 2025	48,800	—	—	48,800
OFS Capital Corporation 6.5% Notes due 2025	47,069	—	—	47,069
OFS Capital Corporation 5.95% Notes due 2026	51,066	—	—	51,066
OFS Capital Corporation 6.25% Notes due 2023	25,100	—	—	25,100
SBA-guaranteed debentures	—	—	116,172	116,172
Total debt, at fair value	$172,035	$—	$148,222	$320,257

	December 31, 2019
Description	Level 1 (2)	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	56,450	56,450
OFS Capital Corporation 6.375% Notes due 2025	50,600	—	—	50,600
OFS Capital Corporation 6.5% Notes due 2025	49,282	—	—	49,282
OFS Capital Corporation 5.95% Notes due 2026	54,282	—	—	54,282
SBA-guaranteed debentures	—	—	155,562	155,562
Total debt, at fair value	$154,164	$—	$212,012	$366,176
(1) For Level 3 measurements, fair value is estimated through discounting remaining payments using current market rates for similar instruments at the measurement date through the legal maturity date.
(2) For Level 1 measurements, fair value is estimated by using the closing price of the security on the Nasdaq Global Select Market.
The following are the carrying values and fair values of the Company’s debt as of December 31, 2020 and 2019:

	As of December 31, 2020		As of December 31, 2019
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$600	$600	$—	$—
BNP Facility	31,450	31,450	56,450	56,450
OFS Capital Corporation 6.375% Notes due 2025	48,891	48,800	48,634	50,600
OFS Capital Corporation 6.5% Notes due 2025	47,339	47,069	47,093	49,282
OFS Capital Corporation 5.95% Notes due 2026	52,617	51,066	52,325	54,282
OFS Capital Corporation 6.25% Notes due 2023	24,106	25,100	—	—
SBA-guaranteed debentures	104,182	116,172	147,976	155,562
Total debt, at fair value	$309,185	$320,257	$352,478	$366,176

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of December 31, 2020:

Name of Portfolio Company	Investment Type	Amount
A&A Transfer, LLC	Senior Secured Loan (Revolver)	$2,136
I&I Sales Group, LLC	Senior Secured Loan (Revolver)	156
Inergex Holdings	Senior Secured Loan (Revolver)	2,813
SSJA Bariactric Management LLC	Senior Secured Loan (Revolver)	667
		$5,772
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2020.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable BDC regulations and the SBIC I LP is subject to periodic inspections by the SBA.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company believes the risk of any material obligation under these indemnifications to be remote.
Note 7. Borrowings
SBA Debentures: The SBIC Program enabled SBIC I LP to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to the Company, have interest payable semi-annually and a ten-year maturity. The interest rate is fixed at the time of SBA pooling, which is March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. As of December 31, 2020 and 2019, SBIC I LP had outstanding SBA debentures of $105,270 and $149,880, respectively.
On a stand-alone basis, SBIC I LP held $223,795 and $249,576 in assets at December 31, 2020 and 2019, respectively, which accounted for approximately 46% and 46% of the Company’s total consolidated assets, respectively. These assets cannot be pledged under any debt obligation of the Company.
The following table shows the Company’s outstanding SBA debentures payable as of December 31, 2020 and 2019:

		Fixed Interest Rate	SBA debentures outstanding
Pooling Date	Maturity Date		December 31, 2020	December 31, 2019
September 19, 2012	September 1, 2022	3.049%	$14,000	$14,000
September 25, 2013	September 1, 2023	4.448	—	7,000
March 26, 2014	March 1, 2024	3.995	—	5,000
September 24, 2014	September 1, 2024	3.819	—	4,110
September 24, 2014	September 1, 2024	3.370	2,765	31,265
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	22,585	22,585
SBA debentures outstanding			105,270	149,880
Unamortized debt issuance costs			(1,088)	(1,904)
SBA debentures outstanding, net of unamortized debt issuance costs			$104,182	$147,976
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.31%, 3.43% and 3.43% as of December 31, 2020, 2019 and 2018, respectively. Interest expense on the SBA debentures was $4,402, $5,137, and $5,137 for the years ended December 31, 2020, 2019 and 2018, respectively, which includes $332, $377, and $377 of debt issuance costs amortization, respectively.
The weighted-average fixed cash interest rate on the SBA debentures as of December 31, 2020 and 2019, was 2.98% and 3.18%, respectively.
During the year ended December 31, 2020, SBIC I LP prepaid $44,610 of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. The Company recognized losses on extinguishment of debt of $678 related to the charge-off of deferred borrowing costs on the prepaid debentures.
Unsecured Notes: The Company publicly offered the Unsecured Notes Due April 2025 with an aggregate principal of $50,000, the Unsecured Notes Due October 2025 with an aggregate principal of $48,525, the Unsecured Notes Due October 2026 with an aggregate principal of $54,325 and the Unsecured Notes Due September 2023 with an aggregate principal of $25,000. The Unsecured Notes Due September 2023, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025 and the Unsecured Notes Due October 2026, combined (the “Unsecured Notes”), totaled $177,850 in aggregate principal debt, with net proceeds of $171,281 to the Company.
The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all current and future unsecured indebtedness of the Company. Because the Unsecured Notes are not secured by any of the Company's assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under PWB Credit Facility and BNP Facility.
The indenture governing the Unsecured Notes contains certain covenants (i) prohibiting additional borrowings, including through the issuance of additional debt securities, unless the Company's asset coverage, as defined in the 1940 Act, after giving effect to any exemptive relief granted to the Company by the SEC, equals at least 150% after such borrowings; and (ii) prohibiting (a) the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or (b) the purchase of any capital stock if the Company’s asset coverage, as defined in the 1940 Act, were below 150% at the time of such capital transaction and after deducting the amount of such transaction.
As of December 31, 2020, the Unsecured Notes had the following terms and balances:

Unsecured Notes	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate (1)	Effective Interest Rate (2)	Maturity (3)	2020 Interest Expense (4)
Unsecured Notes Due September 2023	$25,000	$894	6.25%	7.56%	9/30/2023	$550
Unsecured Notes Due April 2025	50,000	1,109	6.38%	6.88%	4/30/2025	3,444
Unsecured Notes Due October 2025	48,525	1,186	6.50%	7.01%	10/31/2025	3,410
Unsecured Notes Due October 2026	54,325	1,708	5.95%	6.49%	10/31/2026	3,548
Total	$177,850	$4,897				$10,952
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2020 was 6.26%.
(2) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(3) The Unsecured Notes Due September 2023, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025, and the Unsecured Notes Due 2026 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 30, 2021, April 30, 2020, October 31, 2020, and October 31, 2021, respectively.
(4) Interest expense includes debt issuance costs amortization of $909 for the year ended December 31, 2020.
PWB Credit Facility: The Company is party to a business loan agreement (“BLA”) with Pacific Western Bank, as lender, to provide the Company with a $20,000 senior secured revolving credit facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2021. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFSCC-MB and secured by all of our current and future assets excluding assets held by SBIC I LP,

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

OFSCC-FS, and the Company’s partnership interests in SBIC I LP and SBIC I GP. During the year ended December 31, 2020, the BLA was amended to, among other things: modify certain financial performance covenants and reduce the total commitment from $100,000 to $20,000. The Company recognized a loss on extinguishment of debt of $142 related to the charge-off of deferred borrowing costs on the commitment reduction.
The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.25% floor, and includes an unused commitment fee, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of December 31, 2020, the stated interest rate of the PWB Credit Facility was 5.25%.
The average dollar amount of borrowings outstanding during the year ended December 31, 2020, was $15,222. The effective interest rate, which includes amortization of deferred debt issuance costs as of December 31, 2020, was 6.50% based on the maximum amount available under the PWB Credit Facility. Interest expense on the PWB Credit Facility was $1,285, $2,136 and $959 for the years ended December 31, 2020, 2019, and 2018, respectively, which includes $225, $283 and $180 of deferred financing amortization, respectively Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2020 and 2019 were $11 and $399, respectively.
As of December 31, 2020, availability under the PWB Credit Facility was $19,400 based on the stated advance rate of 50% under the borrowing base, and the $600 outstanding.
On February 17, 2021, the Company amended the BLA to among other things: (i) increase the maximum amount available from $20,000 to $25,000; (ii) decrease the interest rate floor from 5.25% per annum to 5.00% per annum; (iii) modify certain financial performance covenants; and (iv) extend the maturity date from February 28, 2021 to February 28, 2023.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a maximum debt/worth ratio. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2020, the Company was in compliance with the applicable covenants.
BNP Facility: OFSCC-FS is party to the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000, of which $31,450 was drawn as of December 31, 2020. Borrowings under the BNP Facility bear interest of LIBOR plus an applicable spread, which is determined on the basis of industry-recognized portfolio company metrics at the time of funding. The effective interest rate on the BNP Facility was 5.53% at December 31, 2020. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. The BNP Facility also contains customary events of default, including, without limitation, nonpayment, failure to maintain valid ownership interest in all of the collateral and bankruptcy. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS, which were $72,412 and $92,513, or 15% and 17% of the Company's total consolidated assets at December 31, 2020 and 2019, respectively. OFSCC-FS incurred fees to the lenders as well as legal costs of approximately $1,346 to establish the BNP Facility, which are amortized over the life of the facility. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2020 and 2019 were $1,004 and $1,229, respectively. The unused commitment under the BNP Facility was $118,550 as of December 31, 2020.
The average dollar amount of borrowings outstanding during the year ended December 31, 2020, was $39,182. For the year ended December 31, 2020 interest expense on the BNP Facility was $2,168, which included $225 of deferred financing amortization.
The average dollar borrowings and average interest rate for all Company debt during the years ended December 31, 2020, 2019 and 2018, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2020	$347,229	5.32%
December 31, 2019	307,826	4.99
December 31, 2018	206,936	4.37

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2020, the Company's debt liabilities are scheduled to mature as follows:

	Principal Due by Year
Debt liabilities	Total	2021	2022	2023	2024	2025	Thereafter
PWB Credit Facility (1)	$600	600	$—	$—	$—	$—	$—
BNP Facility	31,450	—	—	—	31,450	—	—
SBA Debentures(2)	105,270	—	14,000	—	2,765	88,505	—
Unsecured Notes(3)	177,850	—	—	25,000	—	98,525	54,325
Total	$315,170	$600	$14,000	$25,000	$34,215	$187,030	$54,325
(1)The PWB Credit Facility was amended on February 17, 2021 to among other things, modify the scheduled maturity to February 28, 2023.
(2)During the year ended December 31, 2020, SBIC I LP prepaid $44,610 in SBA debentures prior to their scheduled maturities.
(3)On February 10, 2021, the Company exercised its option to redeem all issued and outstanding Unsecured Notes Due April 2025 and Unsecured Notes Due October 2025. The Company will redeem the $98,525 in aggregate principal of such unsecured notes on March 12, 2021, and expects to recognize a loss on extinguishment of debt of approximately $2,295 in the first quarter of 2021.
Note 8. Federal Income Tax
Filing status: The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% U.S. federal excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements.
OFSCC-MB, an entity taxed as a corporation under Subchapter C of the Code, is consolidated in the Company’s GAAP financial statements but is not included in the determination of ICTI or the RIC compliance requirements of the Company. The income of OFSCC-MB, net of applicable income taxes, is not included in the Company’s ICTI until distributed by OFSCC-MB, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses.
Taxable income and distributions: The Company has met the required distribution, source of income and asset diversification requirements as of December 31, 2020, and intends to continue meeting these requirements. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income from Company’s equity investments in pass-through entities, PIK dividends that have not yet been declared and paid by underlying portfolio companies, capital gains and losses and the net creation or utilization of capital loss carryforwards. The Company recognized approximately $15,449 of ordinary taxable income during the year ended December 31, 2020.
The distributions paid to stockholders are reported as ordinary income, long-term capital gains, and returns of capital. The tax character of distributions paid were as follows:

	Years Ended December 31,
	2020	2019	2018
Ordinary taxable income	$11,516	$18,176	$18,053
Long-term capital gain	—	—	5,036
Total distributions to stockholders	$11,516	$18,176	$23,089

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019
Ordinary income (RIC)	$5,640	$2,578
Net operating loss carry-forward (OFSCC-MB; C-Corporation)	(1,188)	—
Capital loss carryforwards:
RIC – short-term, non-expiring	(695)	—
RIC – long-term, non-expiring	(17,325)	(8,578)
OFSCC-MB (C-Corporation) – short-term, expires in 2025	(446)	—
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment of goodwill amortization and impairment, excise taxes, return-of-capital distributions, and other permanent differences. The Company recorded reclassifications to decrease additional paid-in capital against total distributable earnings (accumulated loss) of $331, $462 and $62 for the years ended December 31, 2020, 2019 and 2018, respectively.
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019
Tax-basis amortized cost of investments	$456,634	$531,781
Tax-basis gross unrealized appreciation on investments	50,176	24,326
Tax-basis gross unrealized depreciation on investments	(64,487)	(39,176)
Tax-basis net unrealized depreciation on investments	(14,311)	(14,850)
Fair value of investments	$442,323	$516,931

Deferred taxes: The Company recognizes deferred taxes on the unrealized appreciation or depreciation of securities held through OFSCC-MB. Deferred tax assets and liabilities are measured using enacted corporate federal tax rates expected to apply to taxable income in the years in which those unrealized gains and losses are realized. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of the projected taxable income or other taxable events in OFSCC-MB. Deferred tax assets and liabilities, and related valuation allowance, as of December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019
Total deferred tax assets	$1,012	$442
Total deferred tax liabilities	(1,153)	(838)
Valuation allowance on net deferred tax assets	—	—
Net unrealized appreciation (depreciation) on investments reported in the consolidated statements of operations includes $275, $(416) and $(4) of net deferred tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the each year in the five-year period ended December 31, 2020:

	Years Ended December 31,
	2020	2019	2018	2017	2016
Per share operating performance:
Net asset value per share at beginning of year	$12.46	$13.10	$14.12	$14.82	$14.76
Net investment income(4)	0.92	1.43	1.38	1.28	1.46
Net realized gain (loss) on non-control/non-affiliate investments(4)	(0.75)	(0.29)	(0.37)	(0.26)	0.25
Net realized gain on affiliate investments(4)	—	—	0.01	0.81	—
Net unrealized depreciation on non-control/non-affiliate investments(4)	(0.82)	(0.72)	(0.19)	(0.78)	(0.69)
Net unrealized appreciation (depreciation) on affiliate investments(4)	0.94	0.40	(0.06)	(0.41)	0.33
Net unrealized appreciation (depreciation) on control investment(4)	0.13	(0.10)	(0.06)	—	0.07
Loss on extinguishment of debt(4)	(0.06)	—	—	—	—
Loss on impairment of goodwill(4)	(0.08)	—	—	—	—
Total from operations	0.28	0.72	0.71	0.64	1.42
Distributions	(0.86)	(1.36)	(1.73)	(1.36)	(1.36)
Issuance of common stock (5)	(0.03)	—	—	(0.03)	—
Other (6)	—	—	—	0.05	—
Net asset value per share at end of year	$11.85	$12.46	$13.10	$14.12	$14.82

Per share market value, end of period	$7.15	$11.17	$10.60	$11.90	$13.76
Total return based on market value (1)	(24.0)%	18.3%	3.5%	(4.7)%	32.3%
Total return based on net asset value (2)	13.6%	6.7%	7.8%	5.0%	10.9%
Shares outstanding at end of period	13,409,559	13,376,836	13,357,337	13,340,217	9,700,297
Weighted average shares outstanding	13,394,005	13,364,244	13,348,203	12,403,706	9,693,801
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$148,175	$171,889	$182,468	$171,631	$142,818
Net asset value at end of year	$158,956	$166,627	$175,023	$188,336	$143,778
Net investment income	$12,295	$19,098	$18,385	$15,877	$14,145
Ratio of total expenses, net to average net assets (8)	22.4%	19.4%	13.4%	10.2%	11.9%
Ratio of total expenses, net and losses on impairment of goodwill and extinguishment of debt to average net assets (9)	23.7%	—%	—%	—%	—%
Ratio of net investment income to average net assets (10)	8.3%	11.1%	10.5%	8.4%	9.8%
Ratio of goodwill impairment loss to average net assets	0.7%	—%	—%	—%	—%
Ratio of loss on extinguishment of debt to average net assets	0.6%	—%	—%	—%	—%
Portfolio turnover (7)	28.1%	21.2%	41.9%	50.4%	18.1%
(1)Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.
(2)Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at the Company’s dividend reinvestment plan for the respective distributions.
(3)Based on the average of the net asset value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.
(4)Calculated on the average share method.
(5)The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the Offering.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

(6)Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on a weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales, Structured Finance Note distributions and principal payments or year-to-date purchases over the average of the invested assets at fair value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.
(8)Ratio of total expenses before incentive fee waiver to average net assets was 22.7% and 13.4% for the years ended December 31, 2020 and December 31, 2018, respectively.
(9)Ratio of total expenses before incentive fee waiver and losses on impairment of goodwill and extinguishment of debt to average net assets was 24.0% for the year ended December 31, 2020.
(10)Ratio of net investment income before incentive fee waiver to average net assets was 8.0% and 10.5% for the years ended December 31, 2020 and December 31, 2018, respectively.

Note 10. Capital Transactions
Distributions: The Company intends to make distributions to stockholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of any net realized capital gains, out of assets legally available for such distributions at least annually, the Company may in the future decide to retain such net investment income and capital gains for investment or corporate purposes.
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its restrictions imposed by the SBA regulations on the Company's wholly owned SBIC subsidiary, and currently require the prior approval of the SBA. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. At December 31, 2020 and December 31, 2019, net assets of SBIC I LP were $118,554 and $99,848, respectively, which included cash of $32,187 and $1,851, of which $18,257 and $1,851 were available for distribution at December 31, 2020 and 2019, respectively. At December 31, 2020 and December 31, 2019, net assets of OFSCC-FS were $39,942 and $25,578, respectively, which included cash of $3,264 and $2,172 of which $618 and $-0- were available for distribution to the Company at December 31, 2020 and 2019, respectively.
The following table summarizes distributions declared and paid for the years ended December 31, 2020, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2018
February 12, 2018 (1)	March 22, 2018	March 29, 2018	$0.37	$4,886	4,459	$50
February 27, 2018	March 22, 2018	March 29, 2018	0.34	4,490	4,098	46
May 1, 2018	June 22, 2018	June 29, 2018	0.34	4,518	1,684	20
August 3, 2018	September 14, 2018	September 28, 2018	0.34	4,511	2,366	28
October 30, 2018	December 17, 2018	December 31, 2018	0.34	4,489	4,813	51
			$1.73	$22,894	17,420	$195
Year ended December 31, 2019
March 5, 2019	March 22, 2019	March 29, 2019	$0.34	$4,497	3,797	$45
April 30, 2019	June 21, 2019	June 28, 2019	0.34	4,479	5,327	64
July 30, 2019	September 23, 2019	September 30, 2019	0.34	4,487	4,990	58
November 6, 2019	December 24, 2019	December 31, 2019	0.34	4,486	5,385	60
			$1.36	$17,949	19,499	$227
Year ended December 31, 2020
March 11, 2020	March 24, 2020	March 31, 2020	$0.34	$4,484	15,693	$64
May 4, 2020	June 23, 2020	June 30, 2020	0.17	2,244	7,165	32
July 28, 2020	September 23, 2020	September 30, 2020	0.17	2,246	6,708	32
November 3, 2020	December 24, 2020	December 31, 2020	0.18	2,391	3,157	22
			$0.86	$11,365	32,723	$150
 (1) Special distribution representing undistributed net long-term capital gains realized by the Company in 2017.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table represents DRIP participation for the years ended December 31, 2020, 2019 and 2018, respectively:

For the Year Ended	DRIP Shares Value	Total Distribution Declared	DRIP Shares Issued	Average Value Per Share
December 31, 2020	150	$11,516	32,723	$4.60
December 31, 2019	227	18,176	19,500	11.62
December 31, 2018	195	23,089	17,420	11.16
Since the Company’s IPO in 2012, distributions to stockholders total $120,555, or $10.58 per share on a cumulative basis.
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. For the year ended December 31, 2020, approximately $0.86 per share, $0.00 per share, and $0.00 per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its stockholders, respectively.
Stock repurchase program: The Company is authorized to acquire up to $10,000 of our outstanding common stock through May 22, 2022 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason.
The following table summarizes the shares of common stock the Company repurchased under the Stock Repurchase Program (amount in thousands except shares):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
May 22, 2018 through December 31, 2018	300	$10.29	300	$9,997
January 1, 2019 through December 31, 2019	—	—	—	—
January 1, 2020 through December 31, 2020	—	—	—	—
Total	300	10.29	300	9,997

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

		Year Ended December 31, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2020, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$(33)	$1,217	$—	$66	$1,283	$7,464	$391	$(33)	$7,822
	Common Equity	—	1,737	—	—	—	—	1,253	1,737	—	2,990
		—	1,704	1,217	—	66	1,283	8,717	2,128	(33)	10,812

Total Control Investment		—	1,704	1,217	—	66	1,283	8,717	2,128	(33)	10,812
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	(9,235)	572	—	—	572	20,099	—	(10,841)	9,258
	Common Equity(6)	—	(1,044)	—	—	—	—	1,044	—	(1,044)	—
		—	(10,279)	572	—	—	572	21,143	—	(11,885)	9,258

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	(40)	1,352	—	—	1,352	13,746	38	(40)	13,744
	Common Equity(6)	—	757	—	—	—	—	2,662	758	—	3,420
		—	717	1,352	—	—	1,352	16,408	796	(40)	17,164

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2020, Fair Value (5)

Contract Datascan Holdings, Inc.	Subordinated Loan	$—	$(5)	$912	$—	$—	$912	$8,000	$27	$(8,027)	$—
	Preferred Equity(7)	—	(3,231)	250	—	—	250	5,671	250	(3,231)	2,690
	Common Equity(6)	—	(625)	—	—	—	—	671	—	(625)	46
		—	(3,861)	1,162	—	—	1,162	14,342	277	(11,883)	2,736

DRS Imaging Services, LLC	Senior Secured Loan	—	101	1,188	—	—	1,188	10,569	172	(10,741)	—
	Common Equity(6)	—	418	—	—	—	—	1,331	418	—	1,749
		—	519	1,188	—	—	1,188	11,900	590	(10,741)	1,749

Master Cutlery, LLC	Subordinated Loan (6)	—	91	—	—	—	—	255	91	—	346
	Preferred Equity(6)	—	—	—	—	—	—	—	—	—	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	91	—	—	—	—	255	91	—	346

NeoSystems Corp.	Preferred Stock(7)	—	(181)	180	—	—	180	2,250	181	(181)	2,250

Pfanstiehl Holdings, Inc.	Subordinated Loan	—	19	361	—	—	361	3,788	19	(3,807)	—
	Common Equity	—	24,242	—	450	—	450	11,979	24,242	—	36,221
		—	24,261	361	450	—	811	15,767	24,261	(3,807)	36,221

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2020, Fair Value (5)
Professional Pipe Holdings, LLC	Senior Secured Loan	$—	$(269)	$848	$—	$—	$848	$7,170	$128	$(1,212)	$6,086
	Common Equity(6)	—	(1,205)	—	—	—	—	2,413	—	(1,205)	1,208
		—	(1,474)	848	—	—	848	9,583	128	(2,417)	7,294

TalentSmart Holdings, LLC	Senior Secured Loan	—	—	855	—	205	1,060	9,833	167	(10,000)	—
	Senior Secured Loan (Revolver)	—	—	42	—	—	42	242	258	(500)	—
	Common Equity(6)	—	(289)		—	—	—	1,500	95	(289)	1,306
		—	(289)	897	—	205	1,102	11,575	520	(10,789)	1,306

TRS Services, Inc.	Senior Secured Loan	—	(8)	81	—	7	88	14,623	9	(14,632)	—
	Preferred Equity (Class AA units)	—	(2)	6	—	—	6	547	6	(553)	—
	Preferred Equity (Class A units)	—	1,194	69	—	—	69	3,095	1,194	(3,374)	915
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	1,184	156	—	7	163	18,265	1,209	(18,559)	915

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2020, Fair Value (5)
TTG Healthcare, LLC	Senior Secured Loan	$—	$291	$1,338	$—	$253	$1,591	$11,767	$7,891	$(128)	$19,530
	Preferred Equity(6)	—	1,653	—	—	—	—	2,424	1,653	—	4,077
		—	1,944	1,338	—	253	1,591	14,191	9,544	(128)	23,607

Total Affiliate Investments		—	12,633	8,054	450	465	8,969	135,679	37,598	(70,430)	102,846
Total Control and Affiliate Investments		—	$14,337	$9,271	$450	$531	$10,252	$144,396	$39,726	$(70,463)	$113,658
(1)Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in 2020 income for the portion of the year ended December 31, 2020, that an investment was included in Control or Affiliate Investment categories, respectively.
(3)Gross additions include increases in cost basis resulting from a new portfolio investment, PIK interest, fees and dividends, accretion of OID, and net increases in unrealized net appreciation or decreases in net unrealized depreciation.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any, and net decreases in net unrealized appreciation or net increases in net unrealized depreciation.
(5)Fair value was determined using significant unobservable inputs. See Note 5 for further details.
(6)Non-income producing.
(7)Dividends credited to income include dividends contractually earned but not declared.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2019
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2018, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2019, Fair Value (5)
DRS Imaging Services, LLC	Senior Secured Loan	$—	$56	$1,317	$—	$—	$1,317	$10,617	$75	$(123)	$10,569
	Common Equity(6)	—	134	—	—	—	—	1,197	134	—	1,331
		—	190	1,317	—	—	1,317	11,814	209	(123)	11,900

Master Cutlery, LLC	Subordinated Loan (6)	—	(595)	—	—	—	—	850	718	(1,313)	255
	Preferred Equity(6)	—	—	—	—	—	—	—	—	—	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	(595)	—	—	—	—	850	718	(1,313)	255

NeoSystems Corp.	Preferred Stock(7)	—	(161)	162	—	—	162	2,250	162	(162)	2,250

Pfanstiehl Holdings, Inc.	Subordinated Loan	—	7	390	—	—	390	3,788	8	(8)	3,788
	Common Equity	—	3,619	—	413	—	413	8,360	3,619	—	11,979
		—	3,626	390	413	—	803	12,148	3,627	(8)	15,767

Professional Pipe Holdings, LLC	Senior Secured Loan	—	343	999	—	—	999	7,466	470	(766)	7,170
	Common Equity(6)	—	1,644	—	—	—	—	769	1,644	—	2,413
		—	1,987	999	—	—	999	8,235	2,114	(766)	9,583

TalentSmart Holdings, LLC	Senior Secured Loan	—	—	203	—	—	203	—	10,008	(175)	9,833
	Senior Secured Loan (Revolver)	—	—	4	—	—	4	—	251	(9)	242
	Common Equity(6)	—	—	—	—	—	—	—	1,500	—	1,500
		—	—	207	—	—	207	—	11,759	(184)	11,575

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2019
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2018, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2019, Fair Value (5)

TRS Services, Inc.	Senior Secured Loan	$—	$179	$1,842	$—	$6	$1,848	$14,446	$14,995	$(14,818)	$14,623
	Preferred Equity (Class AA units)(7)	—	(6)	80	—	—	80	473	80	(6)	547
	Preferred Equity (Class A units)(6)	—	2,269	—	—	—	—	826	2,269	—	3,095
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	2,442	1,922	—	6	1,928	15,745	17,344	(14,824)	18,265

TTG Healthcare, LLC	Senior Secured Loan	—	(171)	1,282	—	11	1,293	—	14,951	(3,184)	11,767
	Preferred Equity(6)	—	115				—	—	2,424	—	2,424
		—	(56)	1,282	—	11	1,293	—	17,375	(3,184)	14,191

Total Affiliate Investments		—	5,376	11,621	413	221	12,255	89,103	71,014	(24,438)	135,679
Total Control and Affiliate Investments		—	$3,965	$12,793	$502	$263	$13,558	$99,048	$71,197	$(25,850)	$144,396
(1)Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in 2019 income for the portion of the year ended December 31, 2019, that an investment was included in Control or Affiliate Investment categories, respectively.
(3)Gross additions include increases in cost basis resulting from a new portfolio investment, PIK interest, fees and dividends, accretion of OID, and net increases in unrealized net appreciation or decreases in net unrealized depreciation.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any, and net decreases in net unrealized appreciation or net increases in net unrealized depreciation.
(5)Fair value was determined using significant unobservable inputs. See Note 5 for further details.
(6)Non-income producing.
(7)Dividends credited to income include dividends contractually earned but not declared.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events Not Disclosed Elsewhere
On January 5, 2021, SBIC I LP prepaid $9,765 of SBA debentures that were contractually due September 1, 2022 and September 1, 2024.
On February 10, 2021, the Company and U.S. Bank National Association, entered into a Fifth Supplemental Indenture, relating to the Company’s issuance of $100,000 aggregate principal amount of its 4.75% notes due 2026 (the “Unsecured Notes Due February 2026”). The Unsecured Notes Due February 2026 will mature on February 10, 2026, and the Company may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at the Company’s option at par plus a "make-whole" premium, if applicable. The Unsecured Notes Due February 2026 bear interest at a rate of 4.75% per year payable semi-annually in arrears on February 10 and August 10 of each year, commencing on August 10, 2021.
Also, on February 10, 2021, the Company caused notices to be issued to the holders of the Unsecured Notes Due April 2025 and the holders of the Unsecured Notes Due October 2025 regarding its exercise of the option to redeem all of the issued and outstanding Unsecured Notes Due April 2025 and Unsecured Notes Due October 2025. The Company will redeem all $50,000 in aggregate principal amount of the Unsecured Notes Due April 2025 and all $48,525 in aggregate principal amount of the Unsecured Notes Due October 2025 on March 12, 2021. The Unsecured Notes Due April 2025 and the Unsecured Notes Due October 2025 will be redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from January 31, 2021, through, but excluding, March 12, 2021. The Company expects to recognize a loss on extinguishment of debt of $2,295 related to the charge-off of deferred borrowing costs on the redemption of the notes.
On March 2, 2021, the Company’s Board declared a distribution of $0.20 per share for the first quarter of 2021, payable on March 31, 2021 to stockholders of record as of March 24, 2021.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
    None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
a. Documents Filed as Part of this Report
1. Financial Statements: See "Part II, Item 8. Financial Statements and Supplementary Data" of this report for a list of financial statements.
2. Financial Statement Schedules: Schedule 12-14 Investments in and Advances to Affiliates—See "Part II, Item 8. Financial Statements and Supplementary Data—Note 11. " of this report.
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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Certificate of Incorporation of OFS Capital Corporation	N-2 (333-166363)	March 18, 2011

3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	10-K (814-00813)	March 26, 2013

3.3	Bylaws of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011

4.1	Form of Stock Certificate of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011

4.2	Form of Base Indenture	N-2 (333-200376)	November 19, 2014

4.3	Form of Warrant Agreement	N-2/A (333-200376)	December 16, 2014

4.4	Form of Subscription Agent Agreement	N-2/A (333-200376)	December 16, 2014

4.5	Form of Subscription Certificate	N-2/A (333-200376)	December 16, 2014

4.6	Form of Certificate of Designation	N-2/A (333-200376)	December 16, 2014

4.7	First Supplemental Indenture dated as of April 16, 2018, between OFS Capital Corporation and U.S. Bank National Association, as trustee	POS EX (333-217302)	April 16, 2018

4.8	Form of 6.375% Note due 2025 (incorporated by reference to Exhibit 4.8 thereto and Exhibit A therein)	POS EX (333-217302)	April 16, 2018

4.9	Second Supplemental Indenture dated as of October 16, 2018 between OFS Capital Corporation and U.S. Bank National Association, as trustee	POS EX (333-222419)	October 16, 2018

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K

4.10	Form of 6.50% Note due 2025 (incorporated by reference to Exhibit 4.10 thereto and Exhibit A therein)	POS EX (333-222419)	October 16, 2018

4.11	Third Supplemental Indenture dated as of October 15, 2019 between OFS Capital Corporation and U.S. National Bank Association, as trustee	POS EX (333-222419)	October 15, 2019

4.12	Form of 5.95% Note due 2026 (incorporated by reference to Exhibit 4.11 thereto and Exhibit A therein)	POS EX (333-222419)	October 15, 2019

4.13	Fourth Supplemental Indenture dated as of September 18, 2020 between OFS Capital Corporation and U.S. National Bank Association, as trustee	Form 8-K (333-00813)	September 18, 2020

4.14	Form of 6.25% Note due 2023 (incorporated by reference to Exhibit 4.1 thereto and Exhibit A therein)	Form 8-K (333-00813)	September 18, 2020

4.15	Fifth Supplemental Indenture dated as of February 10, 2021 between OFS Capital Corporation and U.S. Bank National Association, as trustee	Form 8-K (333-00813)	February 10, 2021

4.16	Form of 4.75% Note due 2026 (incorporated by reference to Exhibit 4.1 thereto and Exhibit A therein)	Form 8-K (333-00813)	February 10, 2021

4.17	Description of Securities			*

10.1	Form of Dividend Reinvestment Plan	N-2/A (333-166363)	March 18, 2011

10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC	10-Q (814-00813)	November 7, 2014

10.3	Form of Custody Agreement	N-2/A (333-166363)	March 18, 2011

10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC	N-2/A (333-166363)	March 18, 2011

10.5	License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	March 18, 2011

10.6	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers	N-2/A (333-166363)	March 18, 2011

10.7	Form of Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	July 24, 2012

10.9	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated March 7, 2018	10-K (814-00813)	March 12, 2018

10.10	Promissory Note between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015	10-Q (814-00813)	November 6, 2015

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.11	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated March 7, 2018	10-K (814-00813)	March 12, 2018

10.13	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank, dated April 10, 2019	Form 8-K (333-00813)	April 15, 2019

10.14	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank, dated April 10, 2019	Form 8-K (333-00813)	April 15, 2019

10.15	Commercial Guaranty Agreement between OFS Capital Corporation and Pacific Western Bank, dated April 10, 2019	Form 8-K (333-00813)	April 15, 2019

10.16	Amendment One to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated June 26, 2020	Form 8-K (333-00813)	July 2, 2020

10.17	Amendment Two to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated July 29, 2020	Form 10-Q (333-00813)	July 31, 2020

10.18	Amendment Three to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated October 7, 2020	Form 8-K (333-00813)	October 9, 2020

10.19	Commercial Guaranty Agreement between among OFS Capital Corporation, OFSCC-MB, Inc., and Pacific Western Bank, dated April 10, 2019	Form 8-K (333-00813)	April 15, 2019

10.20	Amendment Four to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated February 17, 2021	Form 8-K (333-00813)	February 19, 2021

10.21	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated February 17, 2021	Form 8-K (333-00813)	February 19, 2021

10.22
Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings LLC, as equityholder, OFS Capital Corporation, LLC, as servicer, and Citibank, N.A., as collateral agent, dated June 20, 2019.
		Form 8-K (814-00813)	June 24, 2019

10.23
Securities Account Control Agreement by and among OFSCC-FS, LLC, as pledgor, BNP Paribas, as administrative agent, and Citibank, N.A., as secured party and securities intermediary, dated June 20, 2019.
		Form 8-K (814-00813)	June 24, 2019

10.24	Custodian and Loan Administration Agreement by and among OFSCC-FS, LLC, Citibank, N.A., as custodian, and Virtus Group, LP, as collateral administrator, dated June 20, 2019.	Form 8-K (814-00813)	June 24, 2019

10.25	Loan Sale and Contribution Agreement by and between OFSCC-FS, LLC, as the buyer, and OFSCC-FS Holdings, LLC, as the seller, dated June 20, 2019.	Form 8-K (814-00813)	June 24, 2019

11.1	Computation of Per Share Earnings			+

14.1	Joint Code of Ethics of OFS Capital Corporation and OFS Advisor			*

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K

21.1	List of Subsidiaries			*

23.1	Consent from KPMG LLP			*

23.2	Consent from BDO USA, LLP			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

99.1	Report of Independent Registered Public Accounting Firm			*

99.2	Report of Independent Registered Public Accounting Firm			*

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report
†	Furnished herewith

Item 16.    Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFS Capital Corporation

Date: March 5, 2021	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 5, 2021	/s/ Bilal Rashid
Bilal Rashid, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 5, 2021	/s/ Marc Abrams
Marc Abrams, Director

Date: March 5, 2021	/s/ Romita Shetty
Romita Shetty, Director

Date: March 5, 2021	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 5, 2021	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer, Treasurer (Principal Financial Officer) and Director

Date: March 5, 2021	/s/ Jeffery S. Owen
Jeffery S. Owen, Chief Accounting Officer (Principal Accounting Officer)