Form 10-Q
period 2021-03-31
OFS Capital Corp
filed 2021-05-11
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 10, 2021 was 13,411,962.

OFS CAPITAL CORPORATION

Defined Terms
We have used "we," "us," "our," "our company" and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS

Term	Explanation or Definition
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA small business investment company program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Secured Revolver Amendment	The amended Business Loan Agreement with Pacific Western Bank, as lender, dated February 17, 2021
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes	CLO mezzanine debt and CLO subordinated debt positions
Synthetic Rating Analysis	A discount rate method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt
Transaction Price	The cost of an arm's length transaction occurring in the same security
Unsecured Notes	The combination of the Unsecured Notes Due September 2023, the Unsecured Notes Due October 2026 and the Unsecured Notes Due February 2026
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2025	The Company’s $48.5 million aggregate principal amount of 6.5% notes due October 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026
Unsecured Notes Due September 2023	The Company’s $25.0 million aggregate principal amount of 6.25% notes due September 30, 2023

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
    Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in "Part II, Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $386,218 and $363,628, respectively)	$352,837	$328,665
Affiliate investments (amortized cost of $83,676 and $86,484, respectively)	101,964	102,846
Control investment (amortized cost of $11,009 and $10,911, respectively)	11,298	10,812
Total investments at fair value (amortized cost of $480,903 and $461,023, respectively)	466,098	442,323
Cash	41,641	37,708
Interest receivable	519	1,298
Receivable for investments sold	474	—
Prepaid expenses and other assets	2,859	2,484
Total assets	$511,591	$483,813

Liabilities
Revolving lines of credit	$19,550	$32,050
SBA debentures (net of deferred debt issuance costs of $922 and $1,088, respectively)	94,583	104,182
Unsecured notes (net of deferred debt issuance costs of $5,830 and $4,897 respectively)	198,495	172,953
Interest payable	1,860	3,176
Payable to adviser and affiliates (Note 3)	2,798	3,252
Payable for investments purchased	32,927	8,411
Accrued professional fees	479	495
Other liabilities	429	338
Total liabilities	351,121	324,857

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,411,962 and 13,409,559 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	134	134
Paid-in capital in excess of par	187,146	187,124
Total distributable earnings (losses)	(26,810)	(28,302)
Total net assets	160,470	158,956

Total liabilities and net assets	$511,591	$483,813

Number of shares outstanding	13,411,962	13,409,559
Net asset value per share	$11.96	$11.85

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Investment income
Interest income:
Non-control/non-affiliate investments	$8,527	$9,072
Affiliate investments	904	2,394
Control investment	269	196
Total interest income	9,700	11,662
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	318	261
Affiliate investments	71	269
Control investment	98	85
Total payment-in-kind interest and dividend income	487	615
Dividend income:
Affiliate investments	—	100
Total dividend income	—	100
Fee income:
Non-control/non-affiliate investments	267	485
Affiliate investments	37	5
Control investment	—	3
Total fee income	304	493
Total investment income	10,491	12,870
Expenses
Interest expense	4,825	4,922
Management fee	1,834	2,019
Incentive fee	—	883
Professional fees	387	648
Administration fee	568	520
Other expenses	327	347
Total expenses before incentive fee waiver	7,941	9,339
Incentive fee waiver (see Note 3)	—	(441)
Total expenses, net of incentive fee waiver	7,941	8,898
Net investment income	2,550	3,972
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	91	(8,973)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes	1,518	(22,422)
Net unrealized appreciation (depreciation) on affiliate investments	1,926	(2,924)
Net unrealized appreciation (depreciation) on control investment	388	(1,664)
Net gain (loss) on investments	3,923	(35,983)
Loss on extinguishment of debt	(2,299)	(149)
Net increase (decrease) in net assets resulting from operations	$4,174	$(32,160)
Net investment income per common share – basic and diluted	$0.19	$0.30
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.31	$(2.41)
Distributions declared per common share	$0.20	$0.34
Basic and diluted weighted average shares outstanding	13,409,033	13,377,008
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at January 1, 2020	—	—	13,376,836	$134	$187,305	$(20,812)	$166,627
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,972	3,972
Net realized loss on investments	—	—	—	—	—	(8,973)	(8,973)
Loss on extinguishment of debt	—	—	—	—	—	(149)	(149)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(27,010)	(27,010)
Tax reclassifications of permanent differences	—	—	—	—	18	(18)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	15,693	—	64	—	64
Dividends declared	—	—	—	—	—	(4,548)	(4,548)
Net increase (decrease) for the period ended March 31, 2020	—	—	15,693	—	82	(36,726)	(36,644)
Balances at March 31, 2020	—	$—	13,392,529	$134	$187,387	$(57,538)	$129,983

Balances at January 1, 2021	—	$—	13,409,559	$134	$187,124	$(28,302)	$158,956
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	2,550	2,550
Net realized gain on investments	—	—	—	—	—	91	91
Loss on extinguishment of debt	—	—	—	—	—	(2,299)	(2,299)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	3,832	3,832
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	3,103	—	27	—	27
Dividends declared	—	—	—	—	—	(2,682)	(2,682)
Common stock repurchased under stock repurchase program	—	—	(700)	—	(5)	—	(5)
Net increase for the period ended March 31, 2021	—	—	2,403	—	22	1,492	1,514
Balances at March 31, 2021	—	$—	13,411,962	$134	$187,146	$(26,810)	$160,470

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,174	$(32,160)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss on investments	(91)	8,973
Loss on extinguishment of debt	2,299	—
Net unrealized (appreciation) depreciation on investments, net of taxes	(3,832)	27,010
Amortization of Net Loan Fees	(401)	(407)
Amendment fees collected	97	—
Payment-in-kind interest and dividend income	(487)	(628)
Accretion of interest income on structured finance notes	(2,278)	(1,223)
Amortization of debt issuance costs	446	581
Amortization of intangible asset	54	49
Purchase and origination of portfolio investments	(68,498)	(63,609)
Proceeds from principal payments on portfolio investments	48,609	37,204
Proceeds from sale or redemption of portfolio investments	566	42,082
Proceeds from distributions received from structured finance notes	2,621	1,353
Changes in operating assets and liabilities:
Interest receivable	779	550
Interest payable	(1,316)	(1,312)
Payable to adviser and affiliates	(454)	(873)
Receivable for investment sold	(474)	(1,920)
Payable for investments purchased	24,516	(8,279)
Other assets and liabilities	(507)	326
Net cash provided by operating activities	5,823	7,717

Cash flows from financing activities
Distributions paid to stockholders	(2,655)	(4,484)
Borrowings under revolving lines of credit	12,900	39,600
Repayments under revolving lines of credit	(25,400)	(38,000)
Repayments of SBA debentures	(9,765)	(16,110)
Redemption of unsecured notes	(98,525)	—
Proceeds from unsecured notes offering, net of discounts	121,791	—
Payment of deferred financing costs	(231)	—
Repurchases of common stock under Stock Repurchase Program	(5)	—
Net cash used in financing activities	(1,890)	(18,994)
Net increase (decrease) in cash	3,933	(11,277)
Cash at beginning of period	37,708	13,447
Cash at end of period	$41,641	$2,170

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,695	$5,801
Reinvestment of distributions to stockholders	27	64
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
March 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AAdvantage Loyalty IP Ltd. and American Airlines, Inc. (14) (15)	Scheduled Passenger Air Transportation
Senior Secured Loan		5.50%	(L +4.75%)	3/10/2021	3/10/2028	$364	$360	$373	0.2%

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		5.70%	(L +5.50%)	3/2/2021	2/10/2027	2,927	2,929	2,928	1.8

All Star Auto Lights, Inc. (4)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		9.00%	(L +8.00%)	12/19/2019	8/20/2024	15,476	15,285	15,221	9.5

Autokiniton US Holdings, Inc. (15)	Automotive Parts and Accessories Stores
Senior Secured Loan		5.00%	(L +4.50%)	3/26/2021	3/29/2028	1,714	1,710	1,710	1.1

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (15)		7.75%	(L +6.50%)	2/7/2020	2/7/2025	16,416	16,226	16,024	10.0
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.50%)	2/7/2020	2/7/2025	—	(33)	(47)	—
						16,416	16,193	15,977	10.0
Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		5.00%	(L +4.25%)	2/26/2021	2/24/2028	5,739	5,729	5,755	3.6

Baymark Health Services, Inc. (15)	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		9.00%	(L +8.00%)	1/27/2021	5/18/2023	4,045	4,007	4,045	2.5
Senior Secured Loan		9.25%	(L +8.25%)	3/22/2018	3/1/2025	9,055	9,033	9,055	5.6
						13,100	13,040	13,100	8.1%
Community Intervention Services, Inc. (4) (6) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.0% cash / 6.0% PIK	N/A	7/16/2015	1/16/2021 (22)	10,378	7,639	105	0.1

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		8.62%	(L +8.50%)	7/7/2015	11/1/2025	12,638	12,466	12,452	7.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Connect U.S. Finco LLC (14) (15)	Taxi Service
Senior Secured Loan		4.50%	(L +3.50%)	11/20/2019	12/11/2026	$1,980	$1,980	$1,976	1.2%

Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			703	462	0.3

Convergint Technologies Holdings, LLC (15)	Security Systems Services (except Locksmiths)
Senior Secured Loan		4.50%	(L +3.75%)	3/18/2021	3/18/2028	2,432	2,420	2,420	1.5
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/18/2029	7,016	6,993	6,993	4.4
						9,448	9,413	9,413	5.9
Corel Inc. (15)	Software Publishers
Senior Secured Loan		5.19%	(L +5.00%)	3/2/2021	7/2/2026	1,310	1,301	1,301	0.8

Custom Truck One Source (14) (15)	Construction, Mining, and Forestry Machinery and Equipment Rental and Leasing
Senior Secured Loan		4.36%	(L +4.25%)	9/30/2020	4/18/2025	463	462	463	0.3

Dexko Global Inc. (15)	Motor Vehicle Body Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	1/28/2021	7/24/2025	1,460	1,465	1,465	0.9

DHX Media Ltd. (15)	Motion Picture and Video Production
Senior Secured Loan		5.00%	(L +4.25%)	3/19/2021	3/18/2028	2,500	2,450	2,450	1.5

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		3.36%	(L +3.25%)	11/19/2019	8/24/2026	1,970	1,972	1,368	0.9

Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (11)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	9,137	9,041	4,946	3.1
Common Equity (71,250 Class A units) (10)				7/13/2017			713	—	—
						9,137	9,754	4,946	3.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50% cash / 3.50% PIK	N/A	6/30/2017	6/30/2022	$17,300	$17,221	$12,670	7.9%
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	—	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	—	—
						17,300	17,534	12,670	7.9
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,203	4,250	2.6

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		9.75%	(L +9.75%)	12/29/2017	9/8/2024	5,000	4,936	4,239	2.5
Common Equity (368,852 Class A units) (10)				12/29/2017			450	166	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	7	—
						5,000	5,436	4,412	2.6
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00%	(L +7.00%)	10/1/2018	10/1/2024	16,408	16,216	16,408	10.1
Senior Secured Loan (Revolver) (5)		n/m (18)	(Prime + 7.00%)	10/1/2018	10/1/2024	—	(16)	—	—
						16,408	16,200	16,408	10.1
Innovacare, Inc. (14) (15)	Direct Health and Medical Insurance Carriers
Senior Secured Loan		6.75%	(L +5.75%)	1/25/2021	12/26/2026	2,961	2,968	2,968	1.8

Intouch Midco Inc. (15)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		4.86%	(L +4.75%)	12/20/2019	8/24/2025	2,056	1,998	2,006	1.3

Ivanti Software, Inc. (14)	Software Publishers
Senior Secured Loan		5.75%	(L +4.75%)	3/26/2021	12/1/2027	3,000	3,019	3,016	1.9

I&I Sales Group, LLC	Marketing Consulting Services
Senior Secured Loan (15)		9.50%	(L +8.50%)	12/30/2020	7/10/2025	5,325	5,237	5,275	3.3
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +8.50%)	12/30/2020	7/10/2025	—	(3)	(1)	—
						5,325	5,234	5,274	3.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
JP Intermediate B, LLC (14) (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		6.50%	(L +5.50%)	1/14/2021	11/15/2025	$3,980	$3,782	$3,816	2.4%

LogMeIn, Inc. (14)	Data Processing, Hosting, and Related Services
Senior Secured Loan		4.85%	(L +4.75%)	3/26/2021	8/31/2027	2,500	2,497	2,496	1.6

Micro Holding Corp (14)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		3.61%	(L +3.50%)	3/26/2021	9/15/2024	2,000	2,003	2,003	1.2

Milrose Consultants, LLC (4) (8)	Administrative Management and General Management Consulting Services
Senior Secured Loan		7.61%	(L +6.61%)	7/16/2019	7/16/2025	22,574	22,377	23,026	14.3

My Alarm Center, LLC (10)	Security Systems Services (except Locksmiths)
Preferred Equity (335 Class Z units) (13)				9/12/2018			325	—	—
Preferred Equity (1,485 Class A units), 8% PIK (4) (13)				7/14/2017			1,571	—	—
Preferred Equity (1,198 Class B units) (4)				7/14/2017			1,198	—	—
Common Equity (64,149 units) (4) (13)				7/14/2017			—	—	—
							3,094	—	—
Online Tech Stores, LLC (4) (6)	Stationary & Office Supply Merchant Wholesaler
Subordinated Loan		13.50% PIK	N/A	2/1/2018	8/1/2023	19,504	16,142	94	0.1

Panther BF Aggregator 2 LP (14) (15) (19)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		3.36%	(L +3.25%)	11/19/2019	4/30/2026	1,934	1,934	1,934	1.2

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan (14) (15)		4.11%	(L +4.00%)	6/25/2019	6/30/2024	1,537	1,536	1,527	1.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	$6,249	$6,249	$6,249	3.9%

Pike Corp. (14) (15)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		3.13%	(L +3.00%)	9/17/2020	1/21/2028	136	136	136	0.1

PM Acquisition LLC (20)	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.5% PIK	N/A	9/30/2017	10/29/2021	4,731	4,712	4,731	2.9
Common Equity (499 units) (10) (13)				9/30/2017			499	523	0.3
						4,731	5,211	5,254	3.2
Quest Software US Holdings Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		4.46%	(L +4.25%)	6/25/2019	5/16/2025	1,965	1,951	1,966	1.2

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		9.50%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,792	4,821	3.1

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			492	604	0.4

Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (2,248 Series A units)				9/4/2020			51	—	—
Preferred Equity (1,603 Series B units)				9/4/2020			160	28	—
Common Equity (269 units)				9/4/2020			3	—	—
							214	28	—
Signal Parent, Inc.	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		4.25%	(L +3.50%)	3/25/2021	4/21/2028	600	596	596	0.4

SourceHOV Tax, Inc. (4) (8)	Other Accounting Services
Senior Secured Loan		7.61%	(L +6.11%)	3/16/2020	3/17/2025	19,892	19,751	20,161	12.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Southern Technical Institute, LLC (4) (10)	Colleges, Universities, and Professional Schools
Equity appreciation rights				6/27/2018			$—	$4,789	3.0%

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,) (15)	Child Day Care Services
Senior Secured Loan		8.45%	(L +8.25%)	7/26/2018	7/30/2026	5,216	5,150	4,667	2.9

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.25%	(L +5.25%)	8/26/2019	8/26/2024	9,850	9,782	9,781	6.2
Senior Secured Loan		6.25%	(L +5.25%)	12/31/2020	8/26/2024	1,064	1,054	1,057	0.8
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +5.25%)	8/26/2019	8/26/2024	—	(5)	(4)	—
						10,914	10,831	10,834	7.0
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,264	0.8

Staples, Inc. (14) (15)	Business to Business Electronic Markets
Senior Secured Loan		5.21%	(L +5.00%)	6/24/2019	4/16/2026	2,952	2,887	2,885	1.8

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (15)		5.25%	(L +4.25%)	5/16/2018	12/11/2024	624	623	611	0.4
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,070	8,732	5.4
						9,697	9,693	9,343	5.8
Sunshine Luxembourg VII SARL (14) (15)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		4.50%	(L +3.75%)	11/20/2019	10/1/2026	1,980	1,980	1,980	1.2

Tailwind Smith Cooper Intermediate Corporation (14) (15)	Fabricated Pipe and Pipe Fitting Manufacturing
Senior Secured Loan		5.11%	(L +5.00%)	2/23/2021	5/28/2026	2,593	2,548	2,543	1.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Tank Holding Corp. (14) (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		3.36%	(L +3.25%)	6/24/2019	3/26/2026	$1,970	$1,977	$1,946	1.2%
Senior Secured Loan		5.75%	(L +5.00%)	12/18/2020	3/26/2026	893	880	899	0.6
						2,863	2,857	2,845	1.8
The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/31/2021	2,333	2,329	2,312	1.4
Senior Secured Loan		9.75%	(L +8.75%)	2/14/2020	12/22/2022	7,000	6,976	6,937	4.3
Senior Secured Loan		9.75%	(L +8.75%)	7/18/2019	12/22/2022	7,000	7,000	6,937	4.3
Senior Secured Loan (Delayed Draw)		8.00%	(L +7.00%)	7/20/2018	12/31/2021	4,667	4,665	4,588	2.9
						21,000	20,970	20,774	12.9
Thryv, Inc. (14) (15)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	2,647	2,578	2,657	1.7

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			9	23	—
Warrants (29,374 units)				7/26/2012	3/5/2022 (12)		82	10	—
							91	33	—
United Natural Foods (14) (15)	General Line Grocery Merchant Wholesalers
Senior Secured Loan		3.61%	(L +3.50%)	6/9/2020	10/22/2025	283	273	283	0.2

Wastebuilt Environmental Solutions, LLC (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		7.00% / 7.25% PIK	(L +12.75%)	10/11/2018	10/11/2024	7,400	7,206	7,272	4.5

Weight Watchers International, Inc. (14) (15)	Diet and Weight Reducing Centers
Senior Secured Loan		5.50%	(L +4.75%)	6/10/2020	11/29/2024	470	470	470	0.3

West Corporation (14) (15)	All Other Telecommunications
Senior Secured Loan		4.50%	(L +3.50%)	2/26/2021	10/10/2024	997	980	961	0.6

Xperi (14) (15)	Semiconductor and Related Device Manufacturing
Senior Secured Loan		4.11%	(L +4.00%)	6/1/2020	6/1/2025	426	395	427	0.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Total Debt and Equity Investments						$325,181	$324,610	$291,207	181.8%

Structured Finance Note Investments
Apex Credit CLO 2020 Ltd. (7)
Subordinated Notes		14.16% (9)		11/16/2020	11/19/2031 (17)	$11,080	$ 9,786 (16)	$9,631	6.0%

Dryden 53 CLO, LTD. (7)
Income Notes		23.93% (9)		10/26/2020	1/15/2031 (17)	2,700	1,739 (16)	1,892	1.2
Subordinated Notes		23.90% (9)		10/26/2020	1/15/2031 (17)	2,159	1,391 (16)	1,513	0.9
						4,859	3,130	3,405	2.1
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		17.90% (9)		9/27/2019	10/20/2032 (17)	2,750	2,260 (16)	2,274	1.4

Elevation CLO 2017-7, Ltd. (7)
Subordinated Notes		13.54% (9)		2/6/2019	7/15/2030 (17)	10,000	6,745 (16)	5,975	3.7

Flatiron CLO 18, Ltd. (7)
Subordinated Notes		19.60% (9)		1/2/2019	4/17/2031 (17)	9,680	7,185 (16)	7,727	4.8

Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		21.23% (9)		1/8/2020	7/27/2047 (17)	10,000	6,545 (16)	7,049	4.4

Madison Park Funding XXIX, Ltd. (7)
Subordinated Notes		18.81% (9)		12/22/2020	10/18/2047 (17)	9,500	7,401 (16)	7,439	4.6

Monroe Capital MML CLO X, Tranche E
Mezzanine bond - Class E		9.03%	(L +8.85%)	3/10/2021	8/20/2031 (17)	1,000	940	1,019	0.6

Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		7.52%	(L +7.30%)	8/7/2020	1/20/2034 (17)	1,000	970	1,000	0.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		18.42% (9)		1/23/2020	10/20/2030 (17)	$7,000	5,097 (16)	$5,452	3.4%

Redding Ridge 4 (7)
Subordinated Notes		13.92% (9)		3/4/2021	4/15/2030 (17)	1,300	1,169 (16)	1,155	0.7

Regatta II Funding
Mezzanine bond - Class DR2		7.19%	(L +6.95%)	6/5/2020	1/15/2029 (17)	800	706	778	0.5

THL Credit Wind River 2019‐3 CLO Ltd (7)
Subordinated Notes		14.65% (9)		4/5/2019	4/15/2031 (17)	7,000	5,730 (16)	4,734	3.0

Trinitas CLO VIII (7)
Subordinated Notes		15.34% (9)		3/4/2021	7/20/2031 (17)	5,200	3,267 (16)	3,310	2.1

Wellfleet CLO 2018-2 (7)
Subordinated Notes		14.45% (9)		3/4/2021	10/20/2031 (17)	1,000	677 (16)	682	0.4

Total Structured Finance Note Investments						$82,169	$61,608	$61,630	38.3%

Total Non-control/Non-affiliate Investments						$407,350	$386,218	$352,837	220.1%
Affiliate Investments
3rd Rock Gaming Holdings, LLC (20)	Software Publishers
Senior Secured Loan (6)		8.50% cash / 1.0% PIK	(L +7.50%)	3/13/2018	3/12/2023	19,256	17,333	7,000	4.4
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	—	—
						19,256	19,880	7,000	4.4
Chemical Resources Holdings, Inc. (20)	Custom Compounding of Purchased Resins
Senior Secured Loan (4) (8)		9.09%	(L +7.59%)	1/25/2019	1/25/2024	13,743	13,639	13,842	8.6
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,814	3,267	2.0
						13,743	15,453	17,109	10.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Contract Datascan Holdings, Inc. (4) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			$5,849	$2,728	1.7%
Common Equity (11,273 shares) (10)				6/28/2016			104	41	—
							5,953	2,769	1.7
DRS Imaging Services, LLC (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,872	1.2

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00%	N/A	4/17/2015	7/20/2022	6,936	4,764	657	0.4
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						6,936	8,247	657	0.4
NeoSystems Corp. (4) (20)	Other Accounting Services
Preferred Equity (521,962 convertible shares), 10% PIK				8/14/2014			1,926	3,231	2.0

Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	37,174	23.2

Professional Pipe Holdings, LLC (19)	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	5,720	5,612	5,499	3.4
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	976	0.6
						5,720	7,026	6,475	4.0
TalentSmart Holdings, LLC (20)	Professional and Management Development Training
Common Equity (1,595 Class A shares) (10) (13)				10/11/2019			1,595	1,017	0.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TRS Services, LLC (4) (10) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (2,088,305 Class A units), 11% PIK				12/10/2014			$—	$822	0.5%
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
							572	822	0.5
TTG Healthcare, LLC (20)	Diagnostic Imaging Centers
Senior Secured Loan (4)		8.50%	(L +7.50%)	3/1/2019	11/28/2025	19,554	19,363	19,623	12.2
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	4,215	2.6
						19,554	21,672	23,838	14.8

Total Affiliate Investments						$65,209	$83,676	$101,964	63.4%
Control Investment
MTE Holding Corp. (4) (19)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		11.00% cash / 5.00% PIK	(L +10.00%)	11/25/2015	11/25/2021	7,940	7,940	7,940	4.9
Common Equity (554 shares) (10)				11/25/2015			3,069	3,358	2.1
						7,940	11,009	11,298	7.0
Total Control Investment						$7,940	$11,009	$11,298	7.0%

Total Investments						$480,499	$480,903	$466,099	290.5%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L) at March 31, 2021, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $325,622 include LIBOR reference rate floor provisions of generally 0.75% to 1.75%; at March 31, 2021, the reference rate on such instruments was generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at March 31, 2021. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(6)Investment was on non-accrual status as of March 31, 2021, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2021
(Dollar amounts in thousands)

(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of March 31, 2021:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Chemical Resources Holdings, Inc.	9.09%	7.50%	1.59%
Milrose Consultants, LLC	7.61%	7.00%	0.61%
SourceHOV Tax, Inc.	7.61%	7.00%	0.61%

(9)The rate disclosed is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amount and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2021:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% to 6.00%	13.00% to 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Subordinated Loan	0% to 13.00%	13.00% to 0%	13.00%

(12)Represents expiration date of the warrants.
(13)All or portion of investment held by a wholly-owned subsidiary of the Company subject to income tax.
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
(21)Portfolio company represents greater than 5% of total assets at March 31, 2021.
(22)In April 2021, the loan was sold for $105,000.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
All Star Auto Lights, Inc. (4)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.50%)	12/19/2019	8/20/2024	$14,293	$14,167	$13,581	8.5%

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (15)		8.25%	(L +6.50%)	2/7/2020	2/7/2025	16,632	16,427	16,798	10.6
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.50%)	2/7/2020	2/7/2025	—	(35)	(21)	—
						16,632	16,392	16,777	10.6
Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		5.75%	(L +5.00%)	6/24/2019	9/25/2024	2,954	2,907	2,968	1.9

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.25%	(L +8.25%)	3/22/2018	3/1/2025	4,000	3,976	4,000	2.5

Community Intervention Services, Inc. (4) (6) (11)	Outpatient Mental Health and Substance Abuse Centers
Subordinated Loan		7.00% cash / 6.00% PIK	N/A	7/16/2015	1/16/2021	10,225	7,639	105	0.1

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		8.73%	(L +8.50%)	7/7/2015	11/1/2025	9,678	9,544	9,302	5.9

Connect U.S. Finco LLC (14) (15)	Taxi Service
Senior Secured Loan		5.50%	(L +4.50%)	11/20/2019	12/11/2026	1,985	1,976	1,997	1.3

Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			703	676	0.4

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	2/2/2026	3,481	3,437	3,390	2.1

Custom Truck One Source (14) (15)	Construction, Mining, and Forestry Machinery and Equipment Rental and Leasing
Senior Secured Loan		4.40%	(L +4.25%)	9/30/2020	4/18/2025	497	496	499	0.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		3.40%	(L +3.25%)	11/19/2019	8/24/2026	$1,975	$1,977	$1,758	1.1%

DuPage Medical Group (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		7.75%	(L +7.00%)	8/22/2017	8/15/2025	10,098	10,159	10,098	6.4

Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (11)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	9,114	9,035	4,368	2.7
Common Equity (71,250 Class A units) (10)				7/13/2017			713	—	—
						9,114	9,748	4,368	2.7
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50% cash / 3.50% PIK	(L +7.50%)	6/30/2017	6/30/2022	17,150	17,055	12,668	8.0
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	—	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	—	—
						17,150	17,368	12,668	8.0
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,199	4,250	2.7

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Senior Secured Loan		9.75%	(L +9.50%)	12/29/2017	9/8/2024	5,000	4,931	4,102	2.6
Common Equity (368,852 Class A units) (10)				12/29/2017			450	166	0.1
Common Equity (40,984 Class B units) (10)				12/29/2017			50	7	—
						5,000	5,431	4,275	2.7
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00%	(L +7.00%)	10/1/2018	10/1/2024	16,422	16,265	15,913	9.9
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +7.00%)	10/1/2018	10/1/2024	—	(18)	87	0.1
						16,422	16,247	16,000	10.0
Institutional Shareholder Services, Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.75%	(L +8.50%)	3/4/2019	3/5/2027	6,244	6,099	6,244	3.9

Intouch Midco Inc. (15)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		4.90%	(L +4.75%)	12/20/2019	8/24/2025	1,980	1,921	1,905	1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
I&I Sales Group, LLC	Marketing Consulting Services
Senior Secured Loan (15)		9.50%	(L +8.50%)	12/30/2020	7/10/2025	$5,325	$5,232	$5,232	3.3%
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +8.50%)	12/30/2020	7/10/2025	—	(3)	(3)	—
						5,325	5,229	5,229	3.3
Milrose Consultants, LLC (4) (8)	Administrative Management and General Management Consulting Services
Senior Secured Loan		7.62%	(L +6.62%)	7/16/2019	7/16/2025	22,574	22,404	22,485	14.0

My Alarm Center, LLC (10)	Security Systems Services (except Locksmiths)
Preferred Equity (335 Class Z units) (13)				9/12/2018			325	97	0.1
Preferred Equity (1,485 Class A units), 8% PIK (4) (13)				7/14/2017			1,571	—	—
Preferred Equity (1,198 Class B units) (4)				7/14/2017			1,198	—	—
Common Equity (64,149 units) (4) (13)				7/14/2017			—	—	—
							3,094	97	0.1
Online Tech Stores, LLC (4) (6)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		13.50% PIK	N/A	2/1/2018	8/1/2023	18,360	16,129	2,426	1.5

Panther BF Aggregator 2 LP (14) (15) (19)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		3.65%	(L +3.50%)	11/19/2019	4/30/2026	1,939	1,925	1,936	1.2

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan (14) (15)		4.23%	(L +4.00%)	6/25/2019	6/30/2024	1,537	1,536	1,530	1.0
Senior Secured Loan		9.75%	(L +8.75%)	11/16/2017	6/30/2025	5,171	5,202	5,171	3.3
						6,708	6,738	6,701	4.3
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	6,055	6,059	5,994	3.8

Pike Corp. (14) (15)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		3.14%	(L +3.00%)	9/17/2020	7/24/2026	469	469	469	0.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
PM Acquisition LLC (20)	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.50% PIK	N/A	9/30/2017	10/29/2021	$4,780	$4,753	$4,780	3.0%
Common Equity (499 units) (10) (13)				9/30/2017			499	280	0.2
						4,780	5,252	5,060	3.2
Quest Software US Holdings Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		4.46%	(L +4.25%)	6/25/2019	5/16/2025	1,970	1,955	1,942	1.2

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		9.50%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,789	4,812	3.0

Rocket Software, Inc. (15)	Software Publishers
Senior Secured Loan		8.46%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,190	6,241	3.9

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			492	605	0.4

Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (2,248 Series A units)				9/4/2020			51	47	—
Preferred Equity (1,603 Series B units)				9/4/2020			160	160	0.1
Common Equity (269 units)				9/4/2020			3	3	—
							214	210	0.1
SkyMiles IP Ltd. and Delta Air Lines, Inc. (14) (15)	Scheduled Passenger Air Transportation
Senior Secured Loan		4.75%	(L +3.75%)	9/15/2020	10/20/2027	500	495	520	0.3

SourceHOV Tax, Inc. (4) (8)	Other Accounting Services
Senior Secured Loan		7.61%	(L +6.11%)	3/16/2020	3/16/2025	19,892	19,742	19,988	12.6

Southern Technical Institute, LLC (4) (10)	Colleges, Universities, and Professional Schools
Equity appreciation rights				6/27/2018			—	4,295	2.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.)	Child Day Care Services
Senior Secured Loan		8.50%	(L +8.25%)	7/26/2018	7/30/2026	$5,216	$5,178	$4,656	2.9%

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.00%	(L +5.00%)	8/26/2019	8/26/2024	9,875	9,803	9,647	6.1
Senior Secured Loan		6.25%	(L +5.25%)	12/31/2020	8/26/2024	1,067	1,056	1,042	0.7
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +5.00%)	8/26/2019	8/26/2024	—	(5)	15	—
						10,942	10,854	10,704	6.8
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,281	0.8

Staples, Inc. (14) (15)	Business to Business Electronic Markets
Senior Secured Loan		5.21%	(L +5.00%)	6/24/2019	4/16/2026	2,960	2,891	2,875	1.8

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (15)		5.25%	(L +4.25%)	5/16/2018	12/11/2024	625	626	601	0.4
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,070	8,578	5.4
						9,698	9,696	9,179	5.8
Sunshine Luxembourg VII SARL (14) (15)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		5.00%	(L +4.00%)	11/20/2019	9/25/2026	1,980	1,988	1,992	1.3

Tank Holding Corp. (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan (14)		5.50%	(L +4.00%)	6/24/2019	3/26/2026	1,975	1,981	1,942	1.2
Senior Secured Loan		3.40%	(L +3.25%)	12/18/2020	3/26/2026	896	882	882	0.6
						2,871	2,863	2,824	1.8
The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	7/18/2019	12/22/2022	7,000	6,973	6,647	4.2
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/31/2021	2,333	2,329	2,216	1.4
Senior Secured Loan		8.00%	(L +7.00%)	7/20/2018	12/31/2021	4,667	4,665	4,463	2.8
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/22/2022	7,000	7,000	6,647	4.2
						21,000	20,967	19,973	12.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Truck Hero, Inc. (15)	Truck Trailer Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	5/30/2017	4/21/2025	$8,174	$8,118	$8,174	5.1%

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			9	26	—
Warrants (29,374 units)				7/26/2012	3/5/2022 (12)		82	12	—
							91	38	—
United Natural Foods (14) (15)	General Line Grocery Merchant Wholesalers
Senior Secured Loan		4.40%	(L +4.25%)	6/9/2020	10/22/2025	286	275	284	0.2

Wastebuilt Environmental Solutions, LLC (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.25%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,908	5,476	3.4

Weight Watchers International, Inc. (14) (15)	Diet and Weight Reducing Centers
Senior Secured Loan		5.50%	(L +4.75%)	6/10/2020	11/29/2024	477	477	479	0.3

Xperi (14) (15)	Semiconductor and Related Device Manufacturing
Senior Secured Loan		4.15%	(L +4.00%)	6/1/2020	6/1/2025	433	399	434	0.3

Total Debt and Equity Investments						$306,683	$307,768	$272,240	171.3%

Structured Finance Note Investments
Apex Credit CLO 2020 (7)
Subordinated Notes		14.16% (9)		11/16/2020	11/19/2031 (17)	11,080	9,461 (16)	10,006	6.3

Dryden 53 CLO, LTD. (7)
Income Notes		16.68% (9)		10/26/2020	1/15/2031 (17)	2,700	1,779	1,967	1.2
Subordinated Notes		16.68% (9)		10/26/2020	1/15/2031 (17)	2,159	1,423 (16)	1,573	1.0
						4,859	3,202	3,540	2.2
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		18.68% (9)		9/27/2019	10/20/2032 (17)	2,750	2,282 (16)	2,235	1.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Elevation CLO 2017-7, Ltd. (7)
Subordinated Notes		12.32% (9)		2/6/2019	7/15/2030 (17)	$10,000	$ 6,955 (16)	$6,226	3.9%

Flatiron CLO 18, Ltd. (7)
Subordinated Notes		20.73% (9)		1/2/2019	4/17/2031 (17)	9,680	7,265 (16)	7,702	4.8

Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		21.99% (9)		1/8/2020	7/27/2047 (17)	10,000	6,654 (16)	7,129	4.5

Madison Park Funding XXIX, Ltd. (7)
Subordinated Notes		14.22% (9)		12/22/2020	10/18/2047 (17)	9,500	7,529 (16)	7,569	4.8

Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		9.08%	(L +8.85%)	8/7/2020	8/20/2031 (17)	863	802	838	0.5

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		20.81% (9)		1/23/2020	10/20/2030 (17)	7,000	5,173 (16)	5,493	3.5

Park Avenue Institutional Advisers CLO 2017-1
Mezzanine bond - Class D		6.44%	(L +6.22%)	6/5/2020	11/14/2029 (17)	100	83	95	0.1

Regatta II Funding
Mezzanine bond - Class DR2		7.19%	(L +6.95%)	6/5/2020	1/15/2029 (17)	800	695	768	0.5

THL Credit Wind River 2019‐3 CLO Ltd. (7)
Subordinated Notes		14.69% (9)		4/5/2019	4/15/2031 (17)	7,000	5,759 (16)	4,824	3.0

Total Structured Finance Note Investments						$73,632	$55,860	$56,425	35.5%

Total Non-control/Non-affiliate Investments						$380,315	$363,628	$328,665	206.8%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Affiliate Investments
3rd Rock Gaming Holdings, LLC (20)	Software Publishers
Senior Secured Loan (6)		8.50% cash / 1.00% PIK	(L +7.50%)	3/13/2018	3/12/2023	$20,858	$19,570	$9,258	5.8%
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	—	—
						20,858	22,117	9,258	5.8
Chemical Resources Holdings, Inc. (20)	Custom Compounding of Purchased Resins
Senior Secured Loan (4)(8)		9.22%	(L +7.72%)	1/25/2019	1/25/2024	13,743	13,630	13,744	8.6
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,814	3,420	2.2
						13,743	15,444	17,164	10.8
Contract Datascan Holdings, Inc. (4)(20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK				8/5/2015			5,849	2,690	1.7
Common Equity (11,273 shares) (10)				6/28/2016			104	46	—
							5,953	2,736	1.7
DRS Imaging Services, LLC (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,749	1.1

Master Cutlery, LLC (4) (10)(20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6)		13.00% (11)	N/A	4/17/2015	7/20/2022	6,759	4,764	346	0.2
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						6,759	8,247	346	0.2
NeoSystems Corp. (4)(20)	Other Accounting Services
Preferred Equity (521,962 convertible shares) 10% PIK				8/14/2014			1,879	2,250	1.4

Pfanstiehl Holdings, Inc. (4)(20)(21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	36,221	22.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Professional Pipe Holdings, LLC (19)	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	$6,263	$6,193	$6,086	3.8%
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	1,208	0.8
						6,263	7,607	7,294	4.6
TalentSmart Holdings, LLC (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares) (10) (13)				10/11/2019			1,595	1,306	0.8

TRS Services, LLC (4)(20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			—	915	0.6
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
							572	915	0.6
TTG Healthcare, LLC (20)	Diagnostic Imaging Centers
Senior Secured Loan (4)		8.50%	(L +7.50%)	3/1/2019	11/28/2025	19,603	19,409	19,530	12.3
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	4,077	2.6
						19,603	21,718	23,607	14.9

Total Affiliate Investments						$67,226	$86,484	$102,846	64.7%

Control Investment
MTE Holding Corp. (4)(19)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		11.00% cash / 5.00% PIK	(L +10.00%)	11/25/2015	11/25/2021	7,842	7,842	7,822	4.9
Common Equity (554 shares) (10)				11/25/2015			3,069	2,990	1.9
						7,842	10,911	10,812	6.8
Total Control Investment						$7,842	$10,911	$10,812	6.8%

Total Investments						$455,383	$461,023	$442,323	278.3%
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

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Subordinated Loan	0% to 13.00%	13.00% to 0%	13.00%
(12)Represents expiration date of the warrants.
(13)All or portion of investment held by a wholly-owned subsidiary of the Company subject to income tax.
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
In addition, OFS Advisor serves as the investment adviser for HPCI, a non-traded BDC with an investment strategy and objective similar to that of the Company. OFS Advisor also serves as the investment adviser for OCCI, a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act, and that primarily invests in the equity tranche of CLOs.
The Company may make investments directly or through one of its subsidiaries: SBIC I LP, OFSCC-FS or OFSCC-MB.
SBIC I LP is an investment company subsidiary licensed under the SBA's small business investment company program. The Company is limited to follow-on investments in current portfolio companies held through SBIC I LP. SBIC I LP is subject to SBA regulatory requirements, including: limitations on the businesses and industries in which it can invest; requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the SBIC Act; limitations on the financing terms of investments; and capitalization thresholds that may limit distributions to the Company. SBIC I LP is subject to periodic audits and examinations of its financial statements. SBIC I LP is repaying over time its outstanding SBA debentures prior to their scheduled maturity dates.
OFSCC-FS is a special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments. OFSCC-FS has debt financing through its BNP Facility which provides OFSCC-FS with borrowing capacity of up to $150,000.
OFSCC-MB is a wholly-owned subsidiary taxed under subchapter C of the Code and generally holds the Company's equity investments in portfolio companies that are taxed as pass-through entities.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under ASC Topic 946, Financial Services–Investment Companies. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10~~-~~K for the year ended December 31, 2020.
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
Concentration of credit risk: Aside from its debt instruments, including investments in Structured Finance Notes of CLOs, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. The Company

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from debt investments if borrowers completely fail to perform according to the terms of the contracts, is equal to the Company's recorded investment in debt instruments and the unfunded loan commitments as disclosed in Note 6. The collateral or other security for those instruments proved to be of no value to the Company.
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the Investment Advisory Agreement. The continuation of the Investment Advisory Agreement was most recently approved by the Board on April 1, 2021. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis.
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
Effective January 1, 2020, OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 0.4375% per quarter (1.75% annualized) to 0.25% per quarter (1.00% annualized) of the average value of the portion of the OFSCC-FS Assets at the end of the two most recently completed calendar quarters. The base management fee reduction by OFS Advisor is renewable on an annual basis and the amount of the base management fee reduced with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor; On February 16, 2021, OFS Advisor renewed the waiver through December 31, 2021.
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
Equity Ownership: As of March 31, 2021, affiliates of OFS Advisor held 3,033,257 shares of common stock, which is approximately 23% of the Company's outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three months ended March 31, 2021 and 2020, are presented below:

	Three Months Ended March 31,
	2021	2020
Base management fees	$1,834	$2,019
Incentive fees:
Income Incentive Fee	—	883
Incentive fee waiver	—	(441)
Administration fee expense	568	520
Distributions paid to affiliates	607	1,031
Note 4. Investments
As of March 31, 2021, the Company had loans to 59 portfolio companies, of which 96% were senior secured loans and 4% were subordinated loans, at fair value, as well as equity investments in 10 of these portfolio companies. The Company also held equity investments in thirteen portfolio companies in which it did not hold a debt investment and fifteen investments in Structured Finance Notes. At March 31, 2021, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$339,615	70.7%	211.6%	$324,150	69.5%	201.9%
Subordinated debt investments	45,526	9.5	28.4	13,742	2.9	8.6
Preferred equity	18,695	3.9	11.7	12,311	2.6	7.7
Common equity, warrants and other	15,459	3.2	9.6	54,266	11.6	33.8
Total debt and equity investments	419,295	87.3	261.3	404,469	86.6	252.0
Structured Finance Notes	61,608	12.7	38.4	61,630	13.4	38.5
Total investments	$480,903	100.0%	299.7%	$466,099	100.0%	290.5%
(1)    Includes debt investments, typically referred to as unitranche, in which the Company has entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, the Company has agreed to receive its principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $55,767 and $57,029, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. As of March 31, 2021 and December 31, 2020, the Company's investment portfolio was domiciled as follows:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States of America	$409,586	$394,756	$399,278	$380,004
Canada	5,749	5,757	1,921	1,905
Cayman Islands[1]	61,608	61,630	55,860	56,425
Luxembourg	1,980	1,976	1,976	1,997
Switzerland	1,980	1,980	1,988	1,992
Total investments	$480,903	$466,099	$461,023	$442,323
(1) Cayman Island investments represent Structured Finance Notes held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States of America.
As of March 31, 2021, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$28	—%	—%
Security Systems Services (except Locksmiths)	12,507	2.6%	7.8	9,413	2.0	6.0
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	20,970	4.4	13.1	20,774	4.5	12.9
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,670	3.7	11.0	12,806	2.7	8.0
New Single-Family Housing Construction (except For-Sale Builders)	596	0.1	0.4	596	0.1	0.4
Plumbing, Heating, and Air-Conditioning Contractors	7,026	1.5	4.4	6,475	1.4	4.0
Education Services
Colleges, Universities, and Professional Schools	—	—	—	4,789	1.0	3.0
Professional and Management Development Training	1,595	0.3	1.0	1,017	0.2	0.6
Finance and Insurance
Direct Health and Medical Insurance Carriers	2,968	0.6	1.8	2,968	0.6	1.8
Insurance Agencies and Brokerages	12,466	2.6	7.8	12,452	2.7	7.8
Health Care and Social Assistance
Child Day Care Services	5,150	1.1	3.2	4,667	1.0	2.9
Diagnostic Imaging Centers	21,672	4.5	13.5	23,838	5.1	14.9
Home Health Care Services	4,203	0.9	2.6	4,250	0.9	2.5
Medical Laboratories	91	—	0.1	33	—	—
Offices of Physicians, Mental Health Specialists	10,831	2.3	6.7	10,834	2.3	6.8

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Outpatient Mental Health and Substance Abuse Centers	$20,679	4.3%	12.9%	$13,205	2.8%	8.2%
Information
All Other Telecommunications	980	0.2	0.6	961	0.2	0.6
Cable and Other Subscription Programming	2,929	0.6	1.8	2,928	0.6	1.8
Data Processing, Hosting, and Related Services	3,632	0.8	2.3	4,368	0.9	2.7
Directory and Mailing List Publishers	2,578	0.5	1.6	2,657	0.6	1.7
Internet Publishing and Broadcasting and Web Search Portals	2,003	0.4	1.2	2,003	0.4	1.2
Motion Picture and Video Production	2,450	0.5	1.5	2,450	0.5	1.5
Software Publishers	24,692	5.1	15.5	11,921	2.6	7.4
Television Broadcasting	1,972	0.4	1.2	1,368	0.3	0.9
Manufacturing
Commercial Printing (except Screen and Books)	4,792	1.0	3.0	4,821	1.0	3.0
Custom Compounding of Purchased Resins	15,453	3.2	9.6	17,109	3.7	10.7
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,436	1.1	3.4	4,412	0.9	2.7
Fabricated Pipe and Pipe Fitting Manufacturing	2,548	0.5	1.6	2,543	0.5	1.6
Motor Vehicle Body Manufacturing	1,465	0.3	0.9	1,465	0.3	0.9
Other Commercial and Service Industry Machinery Manufacturing	1,934	0.4	1.2	1,934	0.4	1.2
Pharmaceutical Preparation Manufacturing	2,197	0.5	1.4	39,154	8.4	24.4
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.9	1,264	0.3	0.8
Semiconductor and Related Device Manufacturing	395	0.1	0.2	427	0.1	0.3
Travel Trailer and Camper Manufacturing	11,009	2.3	6.9	11,298	2.4	7.0
Unlaminated Plastics Profile Shape Manufacturing	9,106	1.9	5.7	9,094	2.0	5.7
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.4	822	0.2	0.5
Diet and Weight Reducing Centers	470	0.1	0.3	470	0.1	0.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	22,377	4.7	13.9	23,026	4.9	14.3
All Other Professional, Scientific, and Technical Services	1,998	0.4	1.2	2,006	0.4	1.3
Marketing Consulting Services	5,234	1.1	3.3	5,274	1.1	3.3
Other Accounting Services	21,677	4.5	13.5	23,392	5.0	14.6
Other Computer Related Services	16,200	3.4	10.1	16,408	3.5	10.2
Public Administration

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Other Justice, Public Order, and Safety Activities	$703	0.1%	0.4%	$462	0.1%	0.3%
Real Estate and Rental and Leasing
Construction, Mining, and Forestry Machinery and Equipment Rental and Leasing	462	0.1	0.3	463	0.1	0.3
Office Machinery and Equipment Rental and Leasing	5,953	1.2	3.7	2,769	0.6	1.7
Retail Trade
Automotive Parts and Accessories Stores	1,710	0.4	1.1	1,710	0.4	1.1
Cosmetics, Beauty Supplies, and Perfume Stores	1,536	0.3	1.0	1,527	0.3	1.0
Shoe store	9,754	2.0	6.1	4,946	1.1	3.1
Sporting Goods Stores	5,729	1.2	3.6	5,755	1.2	3.6
All Other General Merchandise Stores	5,211	1.1	3.2	5,254	1.1	3.3
Transportation and Warehousing
Scheduled Passenger Air Transportation	360	0.1	0.2	373	0.1	0.2
Taxi Service	1,980	0.4	1.2	1,976	0.4	1.2
Wholesale Trade
Business to Business Electronic Markets	2,887	0.6	1.8	2,885	0.6	1.8
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,951	0.4	1.2	1,966	0.4	1.2
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	16,193	3.4	10.1	15,977	3.4	10.0
Drugs and Druggists' Sundries Merchant Wholesalers	3,782	0.8	2.4	3,816	0.8	2.4
General Line Grocery Merchant Wholesalers	273	0.1	0.2	283	0.1	0.2
Industrial Machinery and Equipment Merchant Wholesalers	9,693	2.0	6.0	9,343	2.0	5.8
Industrial Supplies Merchant Wholesalers	7,206	1.5	4.5	7,272	1.6	4.5
Motor Vehicle Parts (Used) Merchant Wholesalers	15,285	3.2	9.5	15,221	3.3	9.5
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.7	5.1	657	0.1	0.4
Stationary & Office Supply Merchant Wholesaler	16,142	3.4	10.1	94	—	0.1
Total debt and equity investments	$419,295	87.3%	261.3%	$404,469	86.3%	252.1%
Structured Finance Notes	61,608	12.7	38.4	61,630	13.7	21.7
Total investments	$480,903	100.0%	299.7%	$466,099	100.0%	273.8%

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

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$325,647	70.6%	204.9%	$306,304	69.2%	192.7%
Subordinated debt investments	45,409	9.8	28.6	15,067	3.4	9.5
Preferred equity	18,648	4.0	11.7	11,543	2.6	7.3
Common equity, warrants and other	15,459	3.4	9.7	52,984	12.0	33.3
Total debt and equity investments	405,163	87.8%	254.9%	385,898	87.2%	242.8%
Structured Finance Notes	55,860	12.2	35.1	56,425	12.8	35.5
Total	$461,023	100.0%	290.0%	$442,323	100.0%	278.3%
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
Information

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Data Processing, Hosting, and Related Services	$1,135	0.2%	0.7%	$1,749	0.4%	1.1%
Software Publishers	28,799	6.3	18.2	16,104	3.6	10.0
Television Broadcasting	1,977	0.4	1.2	1,758	0.4	1.1
Manufacturing
Commercial Printing (except Screen and Books)	4,789	1.0	3.0	4,812	1.1	3.0
Custom Compounding of Purchased Resins	15,444	3.3	9.7	17,164	3.9	10.8
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,431	1.2	3.4	4,275	1.0	2.7
Other Commercial and Service Industry Machinery Manufacturing	1,925	0.4	1.2	1,936	0.4	1.2
Pharmaceutical Preparation Manufacturing	2,205	0.5	1.4	38,213	8.7	24.1
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.9	1,281	0.3	0.8
Semiconductor and Related Device Manufacturing	399	0.1	0.3	434	0.1	0.3
Travel Trailer and Camper Manufacturing	10,911	2.4	6.9	10,812	2.4	6.8
Truck Trailer Manufacturing	8,118	1.8	5.1	8,174	1.8	5.1
Unlaminated Plastics Profile Shape Manufacturing	8,922	1.9	5.6	8,818	2.0	5.5
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.4	915	0.2	0.6
Diet and Weight Reducing Centers	477	0.1	0.3	479	0.1	0.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	28,503	6.3	18.0	28,729	6.6	18.2
All Other Professional, Scientific, and Technical Services	1,921	0.4	1.2	1,905	0.4	1.2
Marketing Consulting Services	5,229	1.1	3.3	5,229	1.2	3.3
Other Accounting Services	21,621	4.7	13.7	22,238	5.0	14.0
Other Computer Related Services	16,247	3.5	10.2	16,000	3.6	10.1
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.4	676	0.2	0.4
Real Estate and Rental and Leasing
Construction, Mining, and Forestry Machinery and Equipment Rental and Leasing	496	0.1	0.3	499	0.1	0.3
Office Machinery and Equipment Rental and Leasing	5,953	1.3	3.7	2,736	0.6	1.7
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,738	1.5	4.2	6,701	1.5	4.2
Shoe Store	9,748	2.1	6.1	4,368	1.0	2.7

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Sporting Goods Stores	$2,907	0.6%	1.8%	$2,968	0.7%	1.9%
All Other General Merchandise Stores	5,252	1.1	3.3	5,060	1.1	3.2
Transportation and Warehousing
Scheduled Passenger Air Transportation	495	0.1	0.3	520	0.1	0.3
Taxi Service	1,976	0.4	1.2	1,997	0.5	1.3
Wholesale Trade
Business to Business Electronic Markets	2,891	0.6	1.8	2,875	0.6	1.8
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,955	0.4	1.2	1,942	0.4	1.2
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	16,392	3.6	10.3	16,777	3.8	10.6
General Line Grocery Merchant Wholesalers	275	0.1	0.2	284	0.1	0.2
Industrial Machinery and Equipment Merchant Wholesalers	9,696	2.1	6.1	9,179	2.1	5.8
Industrial Supplies Merchant Wholesalers	6,908	1.5	4.3	5,476	1.2	3.4
Motor Vehicle Parts (Used) Merchant Wholesalers	14,167	3.1	8.9	13,581	3.1	8.5
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.8	5.2	346	0.1	0.2
Stationery and Office Supplies Merchant Wholesalers	16,129	3.5	10.1	2,426	0.5	1.5
Total debt and equity investments	$405,163	87.9%	254.9%	$385,898	87.2%	242.8%
Structured Finance Notes	55,860	12.1	35.1	56,425	12.8	35.5
Total investments	$461,023	100.0%	290.0%	$442,323	100.0%	278.3%
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $45,878 and $7,856, respectively, at March 31, 2021, and $48,102 and $12,135 respectively, at December 31, 2020.
On March 27, 2020, the Company's debt investment in Constellis Holdings, LLC was restructured, pursuant to which the Company converted its non-accrual debt investment into 20,628 shares of common equity. The cost and fair value of the common shares received were $703 and $703, respectively, as of March 31, 2020. The Company recognized a realized loss on the restructuring of $9,145 for the three months ended March 31, 2020, which was fully recognized as an unrealized loss as of December 31, 2019.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $899 were transferred from Level 3 to Level 2 during the three months ended March 31, 2021. Senior securities with a fair value of $12,683 were transferred from Level 2 to Level 3 during the three months ended March 31, 2020.
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
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020.

Security	Level 1	Level 2	Level 3	Fair Value at March 31, 2021
Debt investments	$—	$48,387	$289,505	$337,892
Equity investments	—	—	66,577	66,577
Structured Finance Notes	—	—	61,630	61,630
	$—	$48,387	$417,712	$466,099

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Debt investments	$—	$22,226	$299,145	$321,371
Equity investments	—	—	64,527	64,527
Structured Finance Notes	—	—	56,425	56,425
	$—	$22,226	$420,097	$442,323

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of March 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at March 31, 2021	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$239,159	Discounted cash flow	Discount rates	6.46% - 16.74% (9.87%)
Senior secured	19,670	Market approach	Revenue multiples	0.51x - 0.74x (0.59x)
Senior secured	16,934	Market approach	Transaction Price
Subordinated	7,940	Discounted cash flow	Discount rates	17.49% - 17.49% (17.49%)
Subordinated	5,040	Market approach	EBITDA multiples	2.71x - 6.00x (5.94x)
Subordinated	657	Market approach	Revenue multiples	0.25x - 0.25x (0.25x)
Subordinated	105	Market approach	Transaction Price

Structured Finance Notes
Subordinated notes (3)	58,833	Discounted cash flow	Discount rates	10.00% - 18.50% (13.33%)
			Constant Default Rate(1)	0.00% - 2.00% (1.67%)
			Constant Default Rate(2)	2.00% - 2.00% (2.00%)
			Recovery Rate	60.00% - 60.00% (60.00%)

Mezzanine debt	2,797	Discounted cash flow	Discount rates	7.30% - 8.45% (7.79%)
			Constant Default Rate(1)	0.00% - 3.00% (1.65%)
			Constant Default Rate(2)	2.00% - 3.00% (2.36%)
			Recovery Rate	60.00% - 60.00% (60.00%)

Equity investments:
Preferred equity	11,438	Market approach	EBITDA multiples	3.45x - 8.50x (7.26x)
Preferred equity	873	Market approach	Revenue multiples	0.20x - 3.00x (0.95x)
Common equity, warrants and other	54,256	Market approach	EBITDA multiples	3.45x - 12.00x (8.08x)
Common equity, warrants and other	10	Market approach	Revenue multiples	0.20x - 3.00x (0.20x)
	$417,712
(1) Constant default rates for the next six months.
(2) Constant default rates following the next six months.
(3) The cash flows utilized in the discounted cash flow calculations assume liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices, and redeployment of proceeds at the issuing CLO's assumed reinvestment rate.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2020	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$256,042	Discounted cash flow	Discount rates	6.30% - 24.43% (10.18%)
Senior secured	12,668	Market approach	EBITDA multiples	8.50x - 8.50x (8.50x)
Senior secured	9,257	Market approach	Revenue multiples	0.86x - 0.86x (0.86x)
Senior secured	6,111	Market approach	Transaction Price
Subordinated	7,822	Discounted cash flow	Discount rates	17.83% - 17.83% (17.83%)
Subordinated	6,794	Market approach	EBITDA multiples	7.05x - 9.10x (7.78x)
Subordinated	451	Market approach	Revenue multiples	0.10x - 0.20x (0.18x)

Structured Finance Notes:
Subordinated notes(1)	54,724	Discounted cash flow	Discount rates	15.00% - 19.50% (17.79%)
			Constant default rate	0.00% - 2.00% (1.63%)
			Constant default rate after 6 months	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,701	Discounted cash flow	Discount Margin	7.25% - 9.45% (8.58%)
			Constant default rate	0.00% - 2.00% (1.01%)
			Constant default rate after 9 months	2.00% - 3.00% (2.49%)
			Recovery rate	60.00% - 60.00% (60.00%)

Equity investments:
Preferred equity	10,395	Market approach	EBITDA multiples	4.73x - 8.50x (7.37x)
Preferred equity	1,148	Market approach	Revenue multiples	0.20x - 1.56x (0.96x)
Common equity and warrants	52,969	Market approach	EBITDA multiples	3.75x - 11.50x (8.10x)
Common equity and warrants	15	Market approach	Revenue multiples	0.20x - 1.56x (0.47x)
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31, 2021
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Notes	Total
Level 3 assets, January 1, 2021	$284,078	$15,067	$11,543	$52,984	$56,425	$420,097

Net unrealized appreciation (depreciation) on investments	4,726	(1,443)	721	1,282	(543)	4,743
Amortization of Net Loan Fees	524	6	—	—	28	558
Accretion of interest income on structured-finance notes	—	—	—	—	2,278	2,278
Capitalized PIK interest and dividends	404	112	47	—	—	563
Amendment fees	(97)	—	—	—	—	(97)
Purchase and origination of portfolio investments	32,569	—	—	—	6,163	38,732
Proceeds from principal payments on portfolio investments	(31,800)	—	—	—	—	(31,800)
Proceeds from distributions received from portfolio investments	—	—	—	—	(2,721)	(2,721)
Transfers out of Level 3	(899)	—	—	—	—	(899)
Level 3 assets, March 31, 2021	$289,505	$13,742	$12,311	$54,266	$61,630	$431,454

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
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2021 and 2020, attributable to the Company’s assets still held at those respective period ends was as follows:

	Three Months Ended March 31,
	2021	2020
Senior secured debt investments	$4,078	$(19,003)
Subordinated debt investments	(1,442)	(7,465)
Preferred equity	721	(1,650)
Common equity, warrants and other	1,282	(344)
Structured Finance Notes	(531)	(8,206)
Net unrealized appreciation (depreciation) on investments held	$4,108	$(36,668)

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
The following table sets forth carrying values and fair values of the Company’s debt as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021		As of December 31, 2020
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$—	$—	$600	$600
BNP Facility	19,550	19,550	31,450	31,450
Unsecured Notes Due September 2023	24,188	25,490	24,106	25,100
Unsecured Notes Due April 2025	—	—	48,891	48,800
Unsecured Notes Due October 2025	—	—	47,339	47,069
Unsecured Notes Due February 2026	121,617	121,617	—	—
Unsecured Notes Due October 2026	52,690	55,270	52,617	51,066
SBA-guaranteed debentures	94,583	99,380	104,182	116,172
Total debt, at fair value	$312,628	$321,307	$309,185	$320,257
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	19,550	19,550
Unsecured Notes Due September 2023	25,490	—	—	25,490
Unsecured Notes Due February 2026	—	—	121,617	121,617
Unsecured Notes Due October 2026	55,270	—	—	55,270
SBA-guaranteed debentures	—	—	99,380	99,380
Total debt, at fair value	$80,760	$—	$240,547	$321,307

	December 31, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$600	$600
BNP Facility	—	—	31,450	31,450
Unsecured Notes Due September 2023	25,100	—	—	25,100
Unsecured Notes Due April 2025	48,800	—	—	48,800
Unsecured Notes Due October 2025	47,069	—	—	47,069
Unsecured Notes Due October 2026	51,066	—	—	51,066
SBA-guaranteed debentures	—	—	116,172	116,172
Total debt, at fair value	$172,035	$—	$148,222	$320,257
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments at current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of March 31, 2021:

Name of Portfolio Company	Investment Type	Commitment
A&A Transfer, LLC	Senior Secured Loan (Revolver)	$2,136
I&I Sales Group, LLC	Senior Secured Loan (Revolver)	156
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	2,813
SSJA Bariatric Management LLC	Senior Secured Loan (Revolver)	667
		$5,772
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2021.
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
Note 7. Borrowings
SBA Debentures: The SBA debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $201,454 and $223,795 in assets at March 31, 2021, and December 31, 2020, respectively, which accounted for approximately 39% and 46% of the Company’s total consolidated assets, respectively. These assets cannot be pledged under any debt obligation of the Company. The average dollar amount of borrowings outstanding during the three months ended March 31, 2021 and 2020, were $95,953 and $144,392, respectively.
During the three months ended March 31, 2021, SBIC I LP prepaid $9,765 of SBA debentures that were contractually due September 1, 2022 and September 1, 2024. The Company recognized a loss on extinguishment of debt of $101 related to the charge-off of deferred borrowing costs on the prepaid debentures. As of March 31, 2021, SBIC I LP had outstanding SBA debentures of $95,505.
BNP Facility: OFSCC-FS has up to $150,000 of available credit, subject to borrowing base requirements, under the BNP Facility maturing on June 20, 2024, of which $19,550 was drawn as of March 31, 2021. The effective interest rate on the BNP Facility was 7.36% at March 31, 2021. The average dollar amount of borrowings outstanding during the three months ended March 31, 2021 and 2020, were $31,183 and $65,016, respectively. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS, which were $100,901, or 20%, of the Company's total consolidated assets at March 31, 2021. The unused commitment under the BNP Facility was $130,450 as of March 31, 2021.
PWB Credit Facility: The Company has up to $25,000 of available credit, subject to borrowing base requirements, under its PWB Credit Facility maturing February 28, 2023, of which $-0- was drawn as of March 31, 2021. The average dollar amount of borrowings outstanding during the three months ended March 31, 2021 and 2020, were $2,249 and $7,836, respectively. The effective interest rate on the PWB Credit Facility was 5.02% at March 31, 2021. As of March 31, 2021 the unused commitment under the PWB Credit Facility was $25,000.
On February 17, 2021, the Company amended the BLA to among other things: (i) increase the maximum amount available from $20,000 to $25,000; (ii) decrease the interest rate floor from 5.25% per annum to 5.00% per annum; (iii) modify certain financial performance covenants; and (iv) extend the maturity date from February 28, 2021 to February 28, 2023.
Unsecured Notes: As of March 31, 2021, the Company had Unsecured Notes with an aggregate outstanding principal of $204,325. The average dollar amount of borrowings under the Unsecured Notes outstanding during the three months ended

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2021 and 2020, were $221,789 and $152,850, respectively. The weighted average effective interest rate on the Unsecured Notes was 5.89% at March 31, 2021.
On February 10, 2021, the Company closed the public offering of $100,000 aggregate principal amount of its 4.75% notes due 2026, and on March 18, 2021, the Company closed an additional public offering of $25,000 aggregate principal amount of its 4.75% notes due 2026 (together, the "Unsecured Notes Due February 2026"). The total net proceeds to the Company from the Unsecured Notes Due February 2026, after deducting underwriting fees of $3,209 and offering expenses of $231, was approximately $121,560. The Unsecured Notes Due February 2026 bear an effective interest rate, including amortization of deferred debt issuance costs, of 5.30%. The Unsecured Notes Due February 2026 will mature on February 10, 2026, and the Company may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at the Company’s option at par plus a "make-whole" premium, if applicable. The Unsecured Notes Due February 2026 bear interest at a rate of 4.75% per year payable semi-annually in arrears on February 10 and August 10 of each year, commencing on August 10, 2021.
On March 12, 2021, the Company used the proceeds from the Unsecured Notes Due February 2026 to redeem all $50,000 in aggregate principal amount of the Unsecured Notes Due April 2025 and all $48,525 in aggregate principal amount of the Unsecured Notes Due October 2025. The Unsecured Notes Due April 2025 and the Unsecured Notes Due October 2025 were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from January 31, 2021, through, but excluding, March 12, 2021. The Company recognized a loss on extinguishment of debt of $2,198 related to the charge-off of deferred borrowing costs on the redeemed notes.
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
Interest expense for the three months ended March 31, 2021 and 2020 on the Company's outstanding borrowings is presented below:

	Three Months Ended March 31,
	2021	2020
SBA Debentures	$833	$1,224
PWB Credit Facility	40	289
Unsecured Notes	3,502	2,615
BNP Facility	450	794
Total interest expense	$4,825	$4,922

Average dollar borrowings	$351,174	$370,094
Weighted average interest rate	5.57%	5.33%
Interest expense includes the stated interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table shows the scheduled maturities of the principal balances of the Company's outstanding borrowings as of March 31, 2021:

	Payments due by period
	Total	Less than year	1-3 years (1)	4-5 years (1)	After 5 years (1)
PWB Credit Facility	$—	$—	$—	$—	$—
Unsecured Notes	204,325	—	25,000	125,000	54,325
SBA Debentures	95,505	—	7,000	88,505	—
BNP Facility	19,550	—	—	19,550	—
Total	$319,380	$—	$32,000	$233,055	$54,325
(1)The SBA debentures are scheduled to mature between September 2022 and September 2025. The Unsecured Notes are scheduled to mature between October 2023 and October 2026.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Per share operating performance:
Net asset value per share at beginning of period	$11.85	$12.46
Net investment income (4)	0.19	0.30
Net realized gain (loss) on non-control/non-affiliate investments (4)	0.02	(0.67)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes (4)	0.11	(1.69)
Net unrealized appreciation (depreciation) on affiliate investments (4)	0.14	(0.22)
Net unrealized appreciation (depreciation) on control investment (4)	0.03	(0.12)
Loss on extinguishment of debt (4)	(0.17)	(0.01)
Total from operations	0.32	(2.41)
Distributions	(0.20)	(0.34)
Issuance of common stock (10)	(0.02)	—
Net asset value per share at end of period	$11.95	$9.71

Per share market value, end of period	$8.78	$4.07
Total return based on market value (1)(9)	25.6%	(60.8)%
Total return based on net asset value (2)(9)	3.2%	(15.6)%
Shares outstanding at end of period	13,411,962	13,392,529
Weighted average shares outstanding	13,409,033	13,377,008
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$159,713	$148,305
Net asset value at end of period	$160,470	$129,983
Net investment income	$2,550	$3,972
Ratio of total expenses, net to average net assets (5)(7)	19.9%	24.0%
Ratio of total expenses and losses extinguishment of debt to average net assets(5)	25.6%	24.4%
Ratio of net investment income to average net assets (5)(8)	6.4%	10.7%
Ratio of loss on extinguishment of debt to average net assets(9)	1.4%	0.1%
Portfolio turnover (6)	11.4%	12.9%
(1)Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.
(2)Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at the Company’s dividend reinvestment plan for the respective distributions.
(3)Based on the average of the net asset value at the beginning and end of the indicated period and if applicable the preceding calendar quarters.
(4)Calculated on the average share method.
(5)Annualized.
(6)Portfolio turnover rate is calculated using the lesser of period-to-date sales, Structured Finance Note distributions and principal payments or period-to-date purchases over the average of the invested assets at fair value.
(7)Ratio of total expenses before incentive fee waiver to average net assets was 25.2% for the three months ended March 31, 2020.
(8)Ratio of net investment income before incentive fee waiver to average net assets was 9.5% for the three months ended March 31, 2020.
(9)Not annualized.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(10)Common stock issued through DRIP.
(11)Ratio of total expenses and losses on extinguishment of debt before incentive fee waiver to average net assets was 25.6% for the three months ended March 31, 2020.

Note 9. Capital Transactions
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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may be affected by SBIC I LP's distributions to the Company, which are governed by SBA regulations and currently require the prior approval of the SBA. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. Net assets of SBIC I LP were $106,587, and consolidated cash at March 31, 2021 includes $4,536 held by SBIC I LP, of which $8,863 was available for distribution to the Company with the prior consent of the SBA. Net Assets of OFSCC-FS were $63,140, and consolidated cash at March 31, 2021 includes $4,448 held by OFSCC-FS, of which $-0- was available for distribution to the Company.
The following table summarizes distributions declared and paid for the three months ended March 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three Months Ended March 31, 2020
March 11, 2020	March 24, 2020	March 31, 2020	$0.34	$4,484	15,693	$64
			$0.34	$4,484	$15,693	$64
Three Months Ended March 31, 2021
March 2, 2021	March 24, 2021	March 31, 2021	$0.20	$2,655	3,103	$27
			$0.20	$2,655	$3,103	$27
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
The following table summarizes shares of common stock repurchased under the Stock Repurchase Program during the three months ended March 31, 2021 and 2020, respectively.

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share
Three Months Ended March 31, 2020
January 1, 2020 through March 31, 2020	—	$—	$—

Three Months Ended March 31, 2021
January 1, 2021 through March 31, 2021	700	$5	$6.70

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Period Ended March 31, 2021
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2020, Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2021, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$20	$367	$—	$—	$367	$7,822	$118	$—	$7,940
	Common Equity	—	368	—	—	—	—	2,990	368	—	3,358
		—	388	367	—	—	367	10,812	486	—	11,298

Total Control Investment		—	388	367	—	—	367	10,812	486	—	11,298
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	(21)	—	—	—	—	9,258	13	(2,271)	7,000
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(21)	—	—	—	—	9,258	13	(2,271)	7,000

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	89	324	—	—	324	13,744	89	9	13,842
	Common Equity (6)	—	(153)	—	—	—	—	3,420	—	(153)	3,267
		—	(64)	324	—	—	324	17,164	89	(144)	17,109

Contract Datascan Holdings, Inc.	Preferred Equity (7)	—	38	—	—	—	—	2,690	38	—	2,728
	Common Equity (6)	—	(5)	—	—	—	—	46	—	(5)	41
		—	33	—	—	—	—	2,736	38	(5)	2,769

DRS Imaging Services, LLC	Common Equity (6)	—	123	—	—	—	—	1,749	123	—	1,872

Master Cutlery, LLC	Subordinated Loan (6)	—	311	—	—	—	—	346	311	—	657
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	311	—	—	—	—	346	311	—	657

NeoSystems Corp.	Preferred Equity (7)	—	934	—	47	—	47	2,250	981	—	3,231

Pfanstiehl Holdings, Inc	Common Equity	—	953				—	36,221	—	953	37,174

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Period Ended March 31, 2021
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2020, Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2021, Fair Value (5)

Professional Pipe Holdings, LLC	Senior Secured Loan	$—	$(6)	$188	$—	$—	$188	$6,086	$36	$(623)	$5,499
	Common Equity (6)	—	(232)	—	—	—	—	1,208	—	(232)	976
		—	(238)	188	—	—	188	7,294	36	(855)	6,475

TalentSmart Holdings, LLC	Common Equity (6)	—	(289)	—	—	—	—	1,306	—	(289)	1,017

TRS Services, Inc.	Preferred Equity (6)	—	(93)	—	—	—	—	915	—	(93)	822
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(93)	—	—	—	—	915	—	(93)	822

TTG Healthcare, LLC	Senior Secured Loan	—	139	416	—	37	453	19,530	142	(49)	19,623
	Preferred Equity (6)	—	138	—	—	—	—	4,077	138	—	4,215
		—	277	416	—	37	453	23,607	280	(49)	23,838

Total Affiliate Investments		—	1,926	928	47	37	1,012	102,846	1,871	(2,753)	101,964
Total Control and Affiliate Investments		$—	$2,314	$1,295	$47	$37	$1,379	$113,658	$2,357	$(2,753)	$113,262
(1)Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in income for the three months ended March 31, 2021, during which an investment was included in the Control Investment or Affiliate Investment categories.
(3)Gross additions include increases in cost basis of investments resulting from a new portfolio investment, PIK interest, fees and dividends; accretion of OID, and net increases in unrealized appreciation or decreases in net depreciation.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any, and net decreases in net unrealized appreciation or net increases in net depreciation.
(5)Fair value was determined using significant unobservable inputs. See Note 5 for further details.
(6)Non-income producing.
(7)Dividends credited to income include dividends contractually earned but not declared.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events Not Disclosed Elsewhere
On May 7, 2021, the Board declared a distribution of $0.22 per share for the second quarter of 2021, payable on June 30, 2021 to stockholders of record as of June 23, 2021.
COVID-19
The Company evaluated events subsequent to March 31, 2021 through May 7, 2021. The Company is continuing to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business, including how it impacts its portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
On March 27, 2020, the U.S. government enacted the CARES Act, which contains provisions intended to mitigate the adverse economic effects of the coronavirus pandemic. On December 27, 2020, the U.S. government enacted the December 2020 COVID Relief Package. Additionally, on March 11, 2021, the U.S. government enacted the American Rescue Plan, which included additional funding to mitigate the adverse economic effects of the COVID-19 pandemic. It is uncertain whether, or to what extent, our portfolio companies will be able to benefit from the CARES Act, the December 2020 COVID Relief Package, the American Rescue Plan, or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of its portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by the Company, subject to availability under the terms of such loans.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend to a large extent on future developments regarding the duration and severity of the coronavirus, effectiveness of vaccination deployment and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control. An extended period of global supply chain and economic disruption could materially affect its business, results of operations, access to sources of liquidity and financial condition. Given the fluidity of the situation, the Company cannot estimate the long-term impact of COVID-19 on its business, future results of operations, financial position, or cash flows at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
Key performance metrics are presented below:

	March 31, 2021	December 31, 2020
Net asset value per common share	$11.96	$11.85

	Three Months Ended March 31,
	2021	2020
Net investment income per common share	$0.19	$0.30
Net increase (decrease) in net assets resulting from operations per common share	0.31	(2.41)
Distributions paid per common share	0.20	0.34
Net investment income per share declined $0.11 from the corresponding quarter in the prior year primarily due to an approximate $0.15 decline in net interest margin—total interest income less interest expense—per share. Weighted average yield on debt and Structured Finance Notes for the three months ended March 31, 2021, declined to 9.01% from 9.51% in the quarter ended March 31, 2020, due to the decrease in LIBOR and our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile. The decline in net interest margin was partially offset by declines in management and incentive fees of $0.08 per share. For the three months ended March 31, 2021, our weighted-average interest costs increased to 5.57% from 5.33% in the quarter ended March 31, 2020, principally due to borrowings under our Unsecured Notes Due September 2023, offset by repayments of our SBA debentures. As of March 31, 2021, approximately 94% of our debt is fixed rate.
Our portfolio experienced net gains of $3.9 million, or $0.29 per share, during the three months ended March 31, 2021, principally due to a $4.4 million, or 1.6%, improvement in the fair values of our directly originated debt and equity investments. The net appreciation in our directly originated investments was led by a $1.6 million improvement on our debt investment in Wastebuilt Environmental Solutions LLC, which experienced an improvement in fair value as the company continues to proceed with an anticipated acquisition. Our investment in the common equity of Pfanstiehl Holdings, Inc., and NeoSystems Corp., also improved by $1.0 million and $0.9 million, respectively, in both instances driven by improved operating results of the companies. Additionally, we observed spread tightening in middle market loans ranging from zero to 25 basis points, which translated into fair value increases across our portfolio from zero to 1%. These investment valuation increases were partially offset by a decrease of $2.3 million in the fair value of our subordinated debt investment in Online Tech Stores LLC, due to further degradation of performance at that company. We also experienced net depreciation of $0.5 million in our Structured Finance Note investments, due to the decline in value of Apex Credit CLO 2020 Ltd. The fair value of our investments in broadly syndicated loans were relatively unchanged, consistent with major syndicated loan indices.
Since OFS Advisor implemented its business continuity plan in mid-March 2020, OFS Advisor's entire team has effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.
OFS Advisor has actively monitored our portfolio companies throughout this period of economic uncertainty, which has included assessments of our portfolio companies' operational and liquidity outlook. During the three months ended March 31, 2021, we converted cash interest to PIK interest on one subordinated debt investment, rescheduled the due date of one portfolio company's first quarter 2021 interest payment until the second quarter of 2021, and amended two debt investments that resulted in increased all-in interest rates. As of March 31, 2021, we have unfunded commitments of $5.8 million. During the three months ended March 31, 2021, we purchased Structured Finance Notes for an aggregate cost of $6.2 million and $62.3 million in Portfolio Company Investments.

At March 31, 2021, our asset coverage ratio of 171% was within minimum asset coverage requirements under the 1940 Act, and we remained in compliance with all applicable financial thresholds under our outstanding debt. On February 17, 2021, we executed an amendment to our BLA with Pacific Western Bank in order to, among other things, increase the total commitment under the PWB Credit Facility from $20.0 million to $25.0 million. As of March 31, 2021, we had an unused commitment of $25.0 million under our PWB Credit Facility, as well as an unused commitment of $130.5 million under our BNP Facility, both subject to a borrowing base and other covenants. Based our portfolio's fair value and our equity capital at March 31, 2021, we could access these available lines of credit for $97.0 million and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will continue to selectively deploy capital in new investment opportunities in this challenging environment.
On May 7, 2021, the Board declared a distribution of $0.22 per share for the second quarter of 2021, payable on June 30, 2021 to stockholders of record as of June 23, 2021.
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
We are also subject to financial risks, including changes in market interest rates. As of March 31, 2021, approximately $330 million (principal amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based, and many of which are subject to reference-rate floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased, primarily in the second quarter of 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on our portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities indexed to LIBOR. As of March 31, 2021, the majority of our variable rate debt investments are subject to the base rate floor, partially mitigating the impact of the recent decrease in LIBOR on our gross investment income.
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
Critical Accounting Policies and Significant Estimates
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see "Item 8. Financial Statements - Notes to Financial Statements - Note 2" and "Management's Discussion and Analysis - Critical Accounting Policies and Significant Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Fair value estimates. Our approach to fair value estimates was significantly adjusted in response to the economic uncertainty associated with the spread of the COVID-19 pandemic, principally through adjustments to the weights given the various methodologies we utilize to estimate discount rates, greater use of pandemic-adjusted forward-looking information, and shortening the evaluation periods used to assess the market depth and liquidity associated with Indicative Prices. These adjustments resulted from observed decreases in the historic correlation between observable inputs utilized on our valuation models. However, as of December 31, 2020, we had reverted all of our methodologies to their pre-pandemic weightings as financial markets stabilized and the correlations between observable market factors returned.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at March 31, 2021 (dollar amounts in thousands):

Investment Type	Fair Value at March 31, 2021	Range of Fair Value
		Low-end	High-end
Debt investments:
Senior secured	$307,216	$303,443	$311,156
Senior secured (valued at Transaction Prices)	16,934	16,934	16,934
Subordinated	13,742	12,599	14,885

Structured Finance Notes:
Subordinated notes	58,833	$57,076	60,588
Mezzanine debt	2,797	2,748	2,845

Equity investments:
Preferred equity	12,311	10,829	13,775
Common equity, warrants and other	54,266	50,155	58,146
	$466,099	$453,784	$478,329
The SEC issued a final rule in 2020 modifying Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.
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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including HPCI and OCCI. Additionally, OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust. Additionally, OFS Advisor serves as sub-adviser to CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
    Effective January 1, 2020, OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 0.4375% per quarter (1.75% annualized) to 0.25% per quarter (1.00% annualized) of the average value of the portion of the OFSCC-FS Assets at the end of the two most recently completed calendar quarters. The base management fee reduction by OFS Advisor is renewable on an annual basis and the amount of the base management fee reduced with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor; On February 16, 2021, OFS Advisor renewed the waiver through December 31, 2021.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order, which superseded a previous order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
    Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For a discussion of the risks associated with conflicts of interest, see "Item 1A. Business — Conflicts of Interest", "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates —We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts" and "Item 1A. Risk Factors — Regulations — Conflicts of Interest - Conflicts Related to Portfolio Investments" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Portfolio Composition and Investment Activity
Portfolio Composition
As of March 31, 2021, the fair value of our debt investment portfolio totaled $337.9 million in 59 portfolio companies, of which 96% and 4% were senior secured loans and subordinated loans, respectively. As of March 31, 2021, we had equity investments in 23 portfolio companies with a fair value of approximately $66.6 million. We also have fifteen investments in Structured Finance Notes with a fair value of $61.6 million. We had unfunded commitments of $5.8 million to four portfolio companies at March 31, 2021. Set forth in the tables and charts below is selected information with respect to our portfolio as of March 31, 2021 and December 31, 2020.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of March 31, 2021, and December 31, 2020 (dollar amounts in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$181,644	$164,001	$190,627	$172,249
SBIC I LP	192,881	196,466	191,192	190,573
OFSCC-FS	95,168	94,629	67,781	68,037
OFSCC-MB	11,209	11,003	11,423	11,464
Total investments	$480,902	$466,099	$461,023	$442,323

    Portfolio Yields
The weighted average yield on total investments(1) was 8.41% and 8.56% at March 31, 2021 and December 31, 2020, respectively. The following table displays the composition of our performing debt investment and Structured Finance Note portfolio by yield range and its weighted average yields as of March 31, 2021, and December 31, 2020:

	March 31, 2021				December 31, 2020
Yield Range	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated	Structured Finance
	Debt	Debt	Notes	Total	Debt	Debt	Notes	Total
Less than 8%	35.0%	—%	2.7%	28.6%	29.5%	—%	1.4%	24.0%
8% - 10%	49.0	—	1.5	39.6	52.0	—	1.4	42.2
10% - 12%	11.5	—	—	9.2	13.5	—	—	10.9
12% - 14%	3.0	53.2	12.9	6.7	3.4	53.6	12.5	7.0
Greater than 14%	1.5	46.8	82.9	15.9	1.6	46.4	84.7	15.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (2)	8.52%	14.05%	16.88%	10.04%	8.92%	14.88%	16.56%	10.27%
Weighted average yield - total debt and Structured Finance Note investments (3)	8.09%	5.24%	16.88%	9.01%	8.38%	5.53%	16.56%	9.15%
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
The weighted average yield on performing portfolio company debt securities, including Structured Finance Notes, decreased to 10.04% at March 31, 2021 from 10.27% at December 31, 2020, primarily due to the 7.4% weighted average yield on new debt investments and Structured Finance Notes. We purchased approximately $40.9 million in debt securities, primarily in lower-yielding, first lien senior secured loans to larger borrowers, with a weighted average yield of 6.5%. The weighted average yield on total debt, including Structured Finance Notes, decreased to 9.01% at March 31, 2021 from 9.15% at December 31, 2020.
As of March 31, 2021, and December 31, 2020, floating rate loans at fair value were 93% and 96% of our debt portfolio, excluding Structured Finance Notes, respectively, and fixed rate loans at fair value were 7% and 4% of this portfolio, respectively.
The weighted average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$339,615	$324,150	$325,647	$306,304
Subordinated debt investments	45,526	13,742	45,409	15,067
Preferred equity	18,695	12,311	18,648	11,543
Common equity, warrants and other	15,459	54,266	15,459	52,984
Total Portfolio Company Investments	$419,295	$404,469	$405,163	$385,898
Total number of portfolio companies	72	72	62	62
(1)    Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $55,767 and $57,029, respectively, at March 31, 2021, and $55,776 and $56,217, respectively, at December 31, 2020.
    At March 31, 2021, 96% and 70% of our loan portfolio and total portfolio, respectively, consisted of senior secured loans, based on fair value. Approximately 80% of our Portfolio Company Investments at fair value are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structures may provide greater downside protection against adverse economic changes, including those caused by the COVID-19 pandemic.
As of March 31, 2021, the three largest industries of our Portfolio Company Investments by fair value, were (1) Manufacturing (23.1%), (2) Professional, Scientific, and Technical Services (17.3%), and (3) Wholesale Trade (14.2%), totaling approximately 54.5% of the investment portfolio. We have limited exposure to the Retail Trade industry (4.3%), which has been significantly impacted by the COVID-19 pandemic. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
The following table presents our debt investment portfolio by investment size as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
Up to $4,000	$52,017	13.5%	$30,427	8.2%	$52,405	15.5%	$33,149	10.3%
$4,001 to $7,000	55,388	14.4	72,030	19.4	61,476	18.2	68,939	21.5
$7,001 to $10,000	59,965	15.6	51,874	14.0	43,023	12.7	43,735	13.6
$10,001 to $13,000	23,297	6.0	21,013	5.7	35,956	10.6	33,470	10.4
Greater than $13,000	194,474	50.5	195,711	52.7	145,032	43.0	142,078	44.2
Total	$385,141	100.0%	$371,055	100.0%	$337,892	100.0%	$321,371	100.0%

Investment Activity
The following is a summary of our Portfolio Company Investment activity for the three months ended March 31, 2021 (dollar amounts in millions):

	Three Months Ended March 31, 2021
	Debt Investments	Equity Investments
Investments in new portfolio companies	$36.2	$—
Investments in existing portfolio companies
Follow-on investments	26.1	—
Restructured investments	—	—
Delayed draw and revolver funding	—	—
Total investments in existing portfolio companies	26.1	—
Total investments in new and existing portfolio companies	$62.3	$—
Number of new portfolio company investments	18	—
Number of existing portfolio company investments	16	—

Proceeds/redemptions from principal payments/ equity investments	48.6	—
Proceeds from investments sold or redeemed	0.6	—
Total proceeds from principal payments, equity distributions and investments sold	$49.2	$—
Notable investments in new portfolio companies during the three months ended March 31, 2021, include Allen Media, LLC ($2.9 million senior secured loan), Confie Seguros Holding II Co. ($2.9 million senior secured loan), Innovacare, Inc. ($3.0 million senior secured loan), Ivanti Software, Inc. ($3.0 million senior secured loan) and JP Intermediate B, LLC ($3.8 million senior secured loan).
The weighted-average yield of new debt in Portfolio Company Investment companies during the three months ended March 31, 2021 was 6.5%.
We also invested $6.2 million in Structured Finance Notes with a weighted average annual effective yield of 14.9% during the three months ended March 31, 2021.

The following is a summary of our Portfolio Company Investment activity for the three months ended March 31, 2020 (dollar amounts in millions):

	Three Months Ended March 31, 2020
	Debt Investments	Equity Investments
Investments in new portfolio companies	$39.8	$—
Investments in existing portfolio companies
Follow-on investments	9.6	0.1
Restructured investments	—	0.7
Delayed draw and revolver funding	1.4	—
Total investments in existing portfolio companies	11.0	0.8
Total investments in new and existing portfolio companies	$5.8	$0.8
Number of new portfolio company investments	5	—
Number of existing portfolio company investments	11	2

Proceeds/distributions from principal payments/ equity investments	37.2	—
Proceeds from investments sold or redeemed	38.5	3.6
Total proceeds from principal payments, equity distributions and investments sold	$75.7	$3.6
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
Non-cash investment activity
On March 27, 2020, our debt investment in Constellis Holdings, LLC was restructured. We converted our non-accrual debt investment into 20,628 shares of common equity. The cost and fair value of the 20,628 shares of common equity received was $0.7 million and $0.7 million, respectively, which we recognized as the investment's cost.

Risk Monitoring
We categorize direct investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Notes, by credit risk rating as of March 31, 2021, and December 31, 2020 (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	March 31, 2021		December 31, 2020
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	282,739	83.7	263,934	82.2
4 (Special Mention)	47,297	14.0	45,302	14.1
5 (Substandard)	7,094	2.1	11,684	3.6
6 (Doubtful)	762	0.2	451	0.1
7 (Loss)	—	—	—	—
	$337,892	100.0%	$321,371	100.0%
Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized gains on the sale of investments, as well as changes in risk categories. A debt investment with a cost and fair value of $4,712 and $4,731, respectively, had a risk rating upgrade from risk category 4 to risk category 3 during the three months ended March 31, 2021.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. No new loans were placed on non-accrual status during the three months ended March 31, 2021. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $45,878 and $7,856, respectively, at March 31, 2021, and $48,102 and $12,135, respectively, at December 31, 2020.
Structured Finance Notes
The following table summarizes the composition of our Structured Finance Notes as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$58,992	$58,833	$54,280	$54,724
Mezzanine bonds	2,616	2,797	1,580	1,701
Total Structured Finance Notes	$61,608	$61,630	$55,860	$56,425
The weighted average yield on Structured Finance Notes increased to 16.88% at March 31, 2021, from 16.56% at December 31, 2020, primarily due to an increase in the effective yields of our subordinated notes.
Results of Operations
Our key financial measures are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Key Financial Measures" in our Annual Report on Form 10-K for the year ended December 31, 2020. The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
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
The following analysis compares our quarterly results of operations to the preceding quarter, as well as our year-to-date results of operations to the corresponding period in the prior year. We believe a comparison of our current quarterly results to the preceding quarter is more meaningful and transparent than a comparison to the corresponding prior-year quarter as our results of operations are not influenced by seasonal factors the latter comparison is designed to elicit and highlight.
Comparison of the three months ended March 31, 2021 and December 31, 2020
Consolidated operating results for the three months ended March 31, 2021 and December 31, 2020 are as follows (in thousands):

	Three Months Ended
	March 31, 2021	December 31, 2020
Investment income
Interest income:
Cash interest income	$6,837	$7,423
Net Loan Fee amortization	573	625
Accretion of interest income on Structured Finance Notes	2,278	1,735
Other interest income	12	15
Total interest income	9,700	9,798
PIK income:
PIK interest income	440	306
Preferred equity PIK dividends	47	116
Total PIK income	487	422
Dividend income:
Common and preferred equity cash dividends	—	350
Total dividend income	—	350
Fee income:
Syndication fees	217	278
Prepayment and other fees	86	289
Total fee income	304	567
Total investment income	10,491	11,137
Total expenses	7,941	8,133
Net investment income	2,550	3,004
Net gain on investments	3,923	8,915
Loss on extinguishment of debt	(2,299)	(484)
Net increase in net assets resulting from operations	$4,174	$3,694

Interest and PIK income by debt investment type for the three months ended March 31, 2021 and December 31, 2020, is summarized below (in thousands):

	Three Months Ended
	March 31,	December 31,
	2021	2020
Interest income and PIK interest income:
Senior secured debt investments	$7,202	$7,464
Subordinated debt investments	660	863
Structured Finance Notes	2,278	1,777
Total interest income and PIK interest income	10,140	10,104
Plus purchased premiums (less Net Loan Fees) accelerations	(342)	(333)
Recurring interest income and PIK interest income	$9,798	$9,771
Investment Income
We consider our interest income on direct debt investments to portfolio companies—other than acceleration of Net Loan Fees recognized upon the repayment of a loan—PIK interest income, and the accretable yield on Structured Finance Notes to be recurring in nature. Such recurring interest income and PIK interest income was essentially unchanged during the three months ended March 31, 2021 compared to the three months ended December 31, 2020.
Total PIK income on debt securities was $0.4 million and $0.3 million for the three months ended March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, we amended two loans to increase the PIK rate and amended a non-accrual loan to convert first quarter cash interest due to PIK interest; however, such income remained unrecognized in accordance with our non-accrual policy.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees generally result from periodic transactions rather than from holding portfolio investments and are considered non-recurring. Syndication fees, which are recognized when OFS Advisor sources, structures, and arranges the lending group, and for which we are additionally compensated, declined to $0.2 million for the three months ended March 31, 2021 compared to $0.3 million for the three months ended December 31, 2020. Total fee income for the three months ended March 31, 2021 compared to December 31, 2020, decreased from $0.6 million to $0.3 million due to decreases in syndication fees and prepayment fees.
Expenses
Operating expenses for the three months ended March 31, 2021 and December 31, 2020, are presented below (in thousands):

	Three Months Ended
	March 31,	December 31,
	2021	2020
Interest expense	$4,825	$4,507
Management fee	1,834	1,846
Incentive fee	—	693
Professional fees	387	464
Administration fee	568	399
General and administrative expenses	327	224
Total expenses	$7,941	$8,133
Interest expense for the three months ended March 31, 2021, increased $0.3 million compared to the three months ended December 31, 2020, primarily due to us paying interest on both the Unsecured Notes Due February 2026, issued in March of 2021, and the Unsecured Notes Due April 2025 and the Unsecured Notes Due October 2025. After the 30-day notice period expired, we used the proceeds from the Unsecured Notes Due February 2026 to redeem both the Unsecured Notes Due April 2025 and the Unsecured Notes Due October 2025.
Management fee expense for the three months ended March 31, 2021 remained stable compared to the prior quarter.
Incentive fee expense for the three months ended March 31, 2021 decreased $0.7 million compared to the prior quarter due to a decline in net interest margin and lower fee income.
Professional fees for the three months ended March 31, 2021 decreased $0.1 million compared to the prior quarter due to reduced valuation and accounting costs.

Administration fee expense for the three months ended March 31, 2021 increased $0.2 million over the prior quarter due to allocations related to year-end administrative services, including audit support.
General and administrative expenses for the three months ended March 31, 2021 increased $0.1 million over the prior quarter primarily due to the realization of tax benefits in the fourth quarter of 2020.
Net realized and unrealized gain (loss) on investments
Net gain (loss) by investment type for the three months ended March 31, 2021 and December 31, 2020, were as follows (in thousands):

	Three Months Ended
	March 31,	December 31,
	2021	2020
Senior secured debt	$3,880	$148
Subordinated debt	(1,442)	(4,803)
Preferred equity, net of taxes	655	(71)
Common equity, warrants and other	1,373	9,347
Structured Finance Notes	(543)	4,294
Total net gain on investments	$3,923	$8,915
Net gain on investments for the three months ended March 31, 2021 and March 31, 2020
Our portfolio experienced net gains of $3.9 million in the first quarter of 2021, primarily as a result of performance improvements in our directly originated debt and equity investments, resulting in net unrealized appreciation. During the first quarter of 2020, the fair value of the portfolio declined $27.4 million primarily as a result of the adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy and the related declines in quoted loan prices, increases in underlying market credit spreads and company-specific negative impacts on past and expected future operating performance. Additionally, we incurred realized losses of $9.1 million primarily due to the restructuring of our debt investment in Constellis Holdings, LLC, which was fully recognized as an unrealized loss as of December 31, 2019.
The net appreciation on our senior secured debt investments in the first quarter of 2021 was primarily attributable to a $1.5 million improvement on our debt investment in Wastebuilt Environmental Solutions LLC, which experienced an improvement in fair value as the company continues to proceed with an anticipated acquisition. We also experienced general appreciation in our senior secured investments as a result of credit spread tightening observed in the market, leading to a 31 basis point reduction in the weighted averge discount rates utilized in our discounted cash flow fair value models. We recognized net losses of $18.7 million on senior secured debt during the three months ended March 31, 2020, primarily as a result of the net unrealized depreciation of $19.0 million on our senior secured debt. We also recognized a net realized loss of $9.1 million, primarily due to a $9.1 million realized loss from the restructuring of our debt investment in Constellis Holdings, LLC, which had unrealized depreciation of $9.3 million as of December 31, 2019, and therefore positively impacted the first quarter of 2020 net loss by $0.2 million.
First quarter 2021 net losses in our subordinated debt investments was principally due to a decrease of $2.3 million in the fair value of our subordinated debt investment in Online Tech Stores LLC, due to further degradation of performance at that company. We recognized net losses of $7.5 million on subordinated debt during the three months ended March 31, 2020, primarily as a result of unrealized depreciation of $7.2 million on Online Tech Stores, LLC, which was the only loan placed on non-accrual during the quarter. We also recognized net unrealized depreciation of $0.3 million on our remaining subordinated debt securities, primarily due to net negative impact of portfolio company-specific performance factors.
Net gain on investments for the three months ended December 31, 2020
Our portfolio experienced net gains of $8.9 million in the fourth quarter of 2020 primarily as a result of performance improvements in our equity investments. During the three months ended December 31, 2020, we recognized net gains of $9.3 million on our equity investments, primarily due to unrealized appreciation of $4.3 million on our investment in Pfanstiehl Holdings, Inc., as well as unrealized appreciation of $2.5 million on our investment in MTE Holding Corp. We recognized net losses of $4.8 million on our subordinated debt investments, primarily due to unrealized depreciation of $4.7 million on our investment in Online Tech Stores, LLC.
Loss on Extinguishment of Debt
During the three months ended March 31, 2021, we prepaid $9.8 million of SBA debentures and redeemed $98.5 million of unsecured notes, and, as a result, we recognized losses on extinguishment of debt of $2.3 million related to the charge-off of deferred borrowing costs on these instruments.

During the three months ended December 31, 2020, we prepaid $23.5 million of SBA debentures and the BLA was amended to reduce the total commitment from $50.0 million to $20.0 million, and, as a result, recognized losses on extinguishment of debt of $0.5 million related to the charge-off of deferred borrowing costs on these instruments.

Comparison of the three months ended March 31, 2021 and 2020
Consolidated operating results for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Investment income
Interest income:
Cash interest income	$6,837	$9,988
Net Loan Fee amortization	573	414
Accretion of interest income on Structured Finance Notes	2,278	1,223
Other interest income	12	37
Total interest income	9,700	11,662
PIK income:
PIK interest income	440	436
Preferred equity PIK dividends	47	179
Total PIK income	487	615
Dividend income:
Common and preferred equity cash dividends	—	100
Total dividend income	—	100
Fee income:
Management and syndication	217	378
Prepayment and other fees	86	115
Total fee income	304	493
Total investment income	10,491	12,870
Total expenses, net incentive fee waiver	7,941	8,898
Net investment income	2,550	3,972
Net gain (loss) on investments	3,923	(35,983)
Loss on extinguishment of debt	(2,299)	(149)
Net increase (decrease) in net assets resulting from operations	$4,174	$(32,160)
Interest and PIK income by debt investment type for the three months ended March 31, 2021 and 2020, is summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income and PIK interest income:
Senior secured debt investments	$7,202	$9,918
Subordinated debt investments	660	958
Structured Finance Notes	2,278	1,223
Total interest income and PIK interest income	10,140	12,099
Plus purchased premiums (less Net Loan Fees) accelerations	(342)	(103)
Recurring interest income and PIK interest income	$9,798	$11,996
Investment Income
We consider our interest income on direct debt investments to portfolio companies—other than acceleration of Net Loan Fees recognized upon the repayment of a loan—PIK interest income, and the accretable yield on Structured Finance Notes to be recurring in nature. Such recurring interest income and PIK interest income decreased by $2.2 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to $2.0 million from a $85 million decrease in the average outstanding performing loan balance, and a $0.2 million decrease resulting from a 6 basis point reduction in the recurring earned yield on our portfolio primarily due to lower yielding senior secured investments.

Expenses
Operating expenses for the three months ended March 31, 2021 and 2020, are presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense	$4,825	$4,922
Management fee	1,834	2,019
Incentive fee	—	883
Professional fees	387	648
Administration fee	568	520
Other expenses	327	347
Total expenses before incentive fee waiver	$7,941	$9,339
Incentive fee waiver	—	(441)
Total expenses, net of incentive fee waiver	$7,941	$8,898
Interest expense for the three months ended March 31, 2021 decreased $0.1 million over the corresponding prior year period primarily due to a decrease in the average dollar borrowings.
Management fee expense for the three months ended March 31, 2021 decreased $0.2 million over the corresponding prior year period due to a decrease in the size of our portfolio.
The $0.9 million decrease in incentive fee expense during the three months ended March 31, 2021 was attributable to a decrease in net investment income resulting from a decline in net interest margin. On May 4, 2020, OFS Advisor agreed to irrevocably waive the receipt of $0.4 million in Income Incentive Fees (based on net investment income) related to net investment income, that it would otherwise be entitled to receive under the Investment Advisory Agreement for the three months ended March 31, 2020. As a result of the voluntary fee waiver, we incurred Income Incentive Fee expense of $0.4 million for the three months ended March 31, 2020, which is equal to half the Income Incentive Fee expense we would have incurred for such period.
The $0.3 million decrease in professional fees for the three months ended March 31, 2021, compared to the corresponding prior year period was attributable to reduced valuation and accounting costs.
Administration fee expense for the three months ended March 31, 2021, remained stable compared to the corresponding prior year period.
Other expenses for the three months ended March 31, 2021 remained stable compared to the corresponding prior year period.
Net realized and unrealized gain (loss) on investments
Net gain (loss) by investment type for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Senior secured debt	$3,880	$(18,731)
Subordinated debt	(1,442)	(7,465)
Preferred equity, net of taxes	655	(1,237)
Common equity, warrants and other	1,373	(344)
Structured Finance Notes	(543)	(8,206)
Total net gain (loss) on investments	$3,923	$(35,983)
Net gains on investments for the three months ended March 31, 2020.
We recognized net losses of $1.2 million on preferred equity investments for the three months ended March 31, 2020, primarily as a result of unrealized depreciation of $2.0 million on Contract Datascan Series A units, offset by unrealized appreciation of $0.8 million on TTG Healthcare, LLC Class B preferred shares.
Net appreciation in our common equity, warrants and other during the three months ended March 31, 2021, was led by net gains on our investments in the common equity of Pfanstiehl Holdings, Inc., and NeoSystems Corp., which improved by $1.0 million and $0.9 million, respectively, in both instances driven by improved operating results of the companies. We recognized net losses of $0.3 million on common equity and warrant investments for the three months ended March 31, 2020, primarily as a result of negative portfolio company-specific performance factors.
We recognized unrealized depreciation of $8.2 million on Structured Finance Notes for the three months ended March 31, 2020, primarily as a result of the negative impact of assumptions that reflect more stress on the underlying portfolios due to widening credit spreads.
Liquidity and Capital Resources
At March 31, 2021, we held cash of $41.6 million, which includes $4.5 million held by SBIC I LP, our wholly owned SBIC, and $4.4 million held by OFSCC-FS. Our use of cash held by SBIC I LP may be restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings or regulatory capital of SBIC I LP, and require the prior approval of the SBA. During the three months ended March 31, 2021, the Parent received a return of capital distribution of $19.1 million from SBIC I LP. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the three months ended March 31, 2021, the Parent received $0.7 million in cash distributions from OFSCC-FS. As of March 31, 2021, cash available to be distributed from SBIC I LP and OFSCC-FS were $8.9 million and $-0-, respectively.
At March 31, 2021, we had an unused commitment of $25.0 million under our PWB Credit Facility, as well as an unused commitment of $130.5 million under our BNP Facility, both subject to a borrowing base requirements and other covenants. The Parent may make unsecured loans to SBIC I LP, the aggregate which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of March 31, 2021.
Based on fair values and equity capital at March 31, 2021, we could access available lines of credit for $97 million and remain in compliance with our asset coverage requirements. As of May 7, 2021, we had cash on hand of approximately $28.5 million. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
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

	Three Months Ended March 31,
	2021	2020
Cash from net investment income	$(1,517)	$886
Net (purchases and originations)/repayments and sales of portfolio investments	7,340	6,831
Net cash provided by operating activities	5,823	7,717

Distributions paid to stockholders(1)	(2,655)	(4,484)
Net (borrowings) repayments under lines of credit	(12,500)	1,600
Repayment of SBA debentures	(9,765)	(16,110)
Proceeds from unsecured notes offering, net of discounts	121,791	—
Redemption of unsecured notes	(98,525)	—
Other financing activities	(236)	—
Net cash used in financing activities	(1,890)	(18,994)
Increase (decrease) in cash	$3,933	$(11,277)
(1)    The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. See "Item 1–Financial Statements–Note 9. "
Cash from net investment income
Cash from net investment income decreased $2.4 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, principally due to an decrease in collected net interest, dividend, and fee income of $3.1 million and an increase in operating expenses paid of $0.5 million, offset by an decrease in fees paid to OFS Advisor and affiliates of $1.4 million.
Net (purchases and originations)/repayments and sales of portfolio investments
During the three months ended March 31, 2021, net purchases and originations of portfolio investments of $7.3 million were primarily due to $44.0 million of cash we used to purchase portfolio investments, offset by $51.3 million of cash we received from amortized cost repayments and sales on our portfolio investments. During the three months ended March 31, 2020, net purchases and originations of portfolio investments consisted of $71.9 million of cash we used to purchase portfolio investments, offset by $78.7 million of cash we received from amortized cost repayments and sales on our portfolio investments. See "—Portfolio Composition and Investment Activity–Investment Activity."
Borrowings
SBA Debentures
SBIC I LP has a SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. As of March 31, 2021 and 2020, SBIC I LP had outstanding debentures of $95.5 million and $133.8 million, respectively.
On a stand-alone basis, SBIC I LP held $201.5 million, and $223.8 million in total assets at March 31, 2021 and December 31, 2020, respectively, which accounted for approximately 39% and 46% of the Company’s total consolidated assets, respectively.
    As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to the scheduled maturity dates of its debentures. Under a plan approved by the SBA, we will only make follow-on investments in current portfolio companies held by SBIC I LP. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. During the three months ended March 31, 2021, SBIC I LP prepaid $9.8 million of SBA debentures that were contractually due September 1, 2022 and September 1, 2024. We recognized a loss on extinguishment of debt of $0.1 million related to the charge-off of deferred borrowing costs on the prepaid debentures.

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
    On February 17, 2021, we amended the BLA to among other things: (i) increase the maximum amount available from $20.0 million to $25.0 million; (ii) decrease the interest rate floor from 5.25% per annum to 5.00% per annum; (iii) modify certain financial performance covenants; and (iv) extend the maturity date from February 28, 2021 to February 28, 2023.
    As of March 31, 2021, we had no outstanding balance and an unused commitment of $25.0 million under the PWB Credit Facility, subject to a borrowing base and other covenants.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of March 31, 2021, we were in compliance with the applicable covenants under the PWB Credit Facility.
Unsecured Notes
On February 10, 2021, we closed the public offering of $100.0 million aggregate principal amount of our 4.75% notes due 2026, and on March 18, 2021, we closed an additional public offering of $25.0 million aggregate principal amount of our 4.75% notes due 2026 (the "Unsecured Notes Due February 2026"). The total net proceeds to us from the Unsecured Notes Due February 2026, after deducting underwriting fees of $3.2 million and estimated offering expenses of $0.3 million, was approximately $121.5 million. The Unsecured Notes Due February 2026 bear an effective interest rate, including amortization of deferred debt issuance costs, of 5.30%. The Unsecured Notes Due February 2026 will mature on February 10, 2026, and we may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at our option at par plus a "make-whole" premium, if applicable. The Unsecured Notes Due February 2026 bear interest at a rate of 4.75% per year payable semi-annually in arrears on February 10 and August 10 of each year, commencing on August 10, 2021.
In connection with, and using the proceeds from, the issuance of the Unsecured Notes Due February 2026, on March 12, 2021, we redeemed all $50.0 million in aggregate principal amount of the Unsecured Notes Due April 2025 and all $48.5 million in aggregate principal amount of the Unsecured Notes Due October 2025. The Unsecured Notes Due April 2025 and the Unsecured Notes Due October 2025 were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from January 31, 2021, through, but excluding, March 12, 2021. We recognized a loss on extinguishment of debt of $2.2 million related to the charge-off of deferred borrowing costs on the redemption of the notes.
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

BNP Facility
     On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $19.6 million was drawn as of March 31, 2021. Borrowings under the BNP Facility bear interest based on LIBOR for the relevant interest period, plus an applicable spread. The effective interest rate on the BNP Facility was 7.36% at March 31, 2021. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. The unused commitment under the BNP Facility was $130.5 million as of March 31, 2021. As of March 31, 2021, we were in compliance with the applicable covenants.
    On a stand-alone basis, OFSCC-FS held approximately $100.9 million and $72.4 million in total assets at March 31, 2021 and December 31, 2020, respectively, which accounted for approximately 19.7% and 15% of our total consolidated assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. As of March 31, 2021, approximately 86% of our investments were qualifying assets.
BDCs generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200% (150% if certain requirements are met). We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory asset coverage ratio under the 1940 Act. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective May 3, 2019.
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
The following table summarizes shares of common stock repurchased under the Stock Repurchase Program during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share
January 1, 2021 through March 31, 2021	700	$4,690	$6.70
    As of March 31, 2021, the aggregate amount outstanding of the senior securities issued by us was $223.9 million, for which our asset coverage was 171%. The Small Business Administration Debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
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
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of March 31, 2021 (in thousands):

	Payments due by period
Contractual Obligation (1)	Total	Less than year	1-3 years (2)	4-5 years (2)	After 5 years (2)
PWB Credit Facility	$—	$—	$—	$—	$—
Unsecured Notes	204,325	—	25,000	125,000	54,325
SBA Debentures	95,505	—	7,000	88,505	—
BNP Facility	19,550	—	—	19,550	—
Total(3)	$319,380	$—	$32,000	$233,055	$54,325
(1)Excludes commitments to extend credit to our portfolio companies.
(2)The PWB Credit Facility is scheduled to mature on February 28, 2023. The SBA debentures are scheduled to mature between September 2022 and September 2025. SBIC I LP is repaying over time its outstanding SBA debentures prior to the scheduled maturity dates of its debentures. The Unsecured Notes are scheduled to mature between October 2023 and October 2026. The BNP Facility is scheduled to mature on June 20, 2024.
(3)64% of the outstanding debt is unsecured.
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
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2021, we had $5.8 million in unfunded commitments to four portfolio companies. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the PWB Credit Facility.
Distributions
We are taxed as a RIC under the Code. In order to maintain our tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our ICTI, as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. Maintenance of our RIC status requires adherence to certain source of income and asset diversification requirements. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
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
Recent Developments
    On May 7, 2021, our Board declared a distribution of $0.22 per share for the second quarter of 2021, payable on June 30, 2021 to stockholders of record as of June, 23, 2021.
    We evaluated events subsequent to March 31, 2021 through May 10, 2021. We are continuing to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
On March 27, 2020, the U.S. government enacted the CARES Act, which contains provisions intended to mitigate the adverse economic effects of the coronavirus pandemic. On December 27, 2020, the U.S. government enacted the December 2020 COVID Relief Package. Additionally, on March 11, 2021, the U.S. government enacted the American Rescue Plan, which included additional funding to mitigate the adverse economic effects of the COVID-19 pandemic. It is uncertain whether, or to what extent, our portfolio companies will be able to benefit from the CARES Act, the December 2020 COVID Relief Package, the American Rescue Plan, or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend to a large extent on future developments regarding the duration and severity of the coronavirus, effectiveness of vaccination deployment and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. Given the fluidity of the situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position, or cash flows at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets. The U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, our net interest margin will be compressed and adversely affect our operating results. For additional information concerning the COVID-19 outbreak and its potential impact on our business and our operating results, see "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
As of March 31, 2021, 93% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2021, a majority of our floating rate loans were based on a floating LIBOR, subject to its floor.
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. Our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and LIBOR, respectively, with effective interest rates of 5.02% and 7.36%, respectively, as of March 31, 2021.
Assuming that the interim and unaudited consolidated balance sheet as of March 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$70	$(49)	$21
50	162	(99)	63
75	267	(148)	119
100	637	(198)	439
125	1,222	(247)	975

Basis point decrease	Interest income	Interest expense	Net change
25	$(71)	$37	$(34)
50	_ (1)	_ (1)	_ (1)
75	_ (1)	_ (1)	_ (1)
100	_ (1)	_ (1)	_ (1)
125	_ (1)	_ (1)	_ (1)
(1) Any additional decrease in LIBOR would not result in a change to interest income or interest expense due to current LIBOR rates and a minimum base rate, or floor, that our debt investments and the PWB Credit Facility contain.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2021. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risk described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
The interest rates of our loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.
LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in loans we extend to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months U.S. LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
Recently, the CLOs we have invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like those proposed by the ARRC of the Federal Reserve Board and the Federal Reserve Bank of New York) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. We believe that because CLO managers and other CLO market participants have been preparing for an eventual transition away from LIBOR, we do not anticipate such a transition to have a material impact on the liquidity or value of any of our LIBOR-referenced CLO investments. However, because the future of LIBOR at this time is uncertain and the specific effects of a transition away from LIBOR cannot be determined with certainty as of the date of this filing, a transition away from LIBOR could:

•    adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked CLO investments;
•    require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;
•    result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•    result in disputes, litigation or other actions with CLO investment managers, regarding the interpretation and enforceability of provisions in our LIBOR-based CLO investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•    require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•    cause us to incur additional costs in relation to any of the above factors.
In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on our net investment income and portfolio returns.
Many underlying corporate borrowers can elect to pay interest based on 1-month LIBOR, 3-month LIBOR and/or other rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month LIBOR plus a spread. The 3-month LIBOR currently exceeds the 1-month LIBOR by a historically high amount, which may result in many underlying corporate borrowers electing to pay interest based on 1-month LIBOR. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen as the amount by which the 3-month LIBOR exceeds the 1-month LIBOR increases.
The senior secured loans underlying the CLOs in which we invest typically have floating interest rates. A rising interest rate environment may increase loan defaults, resulting in losses for the CLOs in which we invest. In addition, increasing interest rates may lead to higher prepayment rates, as corporate borrowers look to avoid escalating interest payments or refinance floating rate loans. Further, a general rise in interest rates will increase the financing costs of the CLOs. However, since many of the senior secured loans within CLOs have LIBOR floors, if LIBOR is below the average LIBOR floor, there may not be corresponding increases in investment income resulting in smaller distributions to equity investors in these CLOs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2021, we issued 3,103 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $27,242.
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

During the three months ended March 31, 2021, we repurchased 700 shares of common stock on the open market for under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amount in thousands except shares):

Period	Total Number of Shares Purchased (1)	Cost of Shares Purchased	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
May 22, 2018 through June 30, 2018	—	$—	$—	$10,000
July 1, 2018 through September 30, 2018	—	$—	$—	$10,000
October 1, 2018 through December 31, 2018	300	$3	$10.29	$9,997
January 1, 2019 through March 31, 2019	—	$—	$—	$9,997
April 1, 2019 through June 30, 2019	—	$—	$—	$9,997
July 1, 2019 through September 30, 2019	—	$—	$—	$9,997
October 1, 2019 through December 31, 2019	—	$—	$—	$9,997
January 1, 2020 through March 31, 2020	—	$—	$—	$9,997
April 1, 2020 through June 30, 2020	—	$—	$—	$9,997
July 1, 2020 through September 30, 2020	—	$—	$—	$9,997
October 1, 2020 through December 31, 2020	—	$—	$—	$9,997
January 1, 2021 through March 31, 2021	700	$5	$6.70	$9,992
(1)    Excludes shares purchased on the open market and reissued in order to satisfy the DRIP obligation.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
4.1	Fifth Supplemental Indenture dated as of February 10, 2021 between OFS Capital Corporation and U.S. Bank National Association, as trustee	Form 8-K (333-00813)	February 10, 2021
4.2	Form of 4.75% Note due 2026 (incorporated by reference to Exhibit 4.1 thereto and Exhibit A therein)	Form 8-K (333-00813)	February 10, 2021
10.1	Amendment Four to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated February 17, 2021	Form 8-K (333-00813)	February 19, 2021
10.2	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated February 17, 2021	Form 8-K (333-00813)	February 19, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2021	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer