Form 10-Q
period 2021-06-30
OFS Capital Corp
filed 2021-08-06
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 5, 2021 was 13,415,235.

OFS CAPITAL CORPORATION

Defined Terms
We have used "we," "us," "our," "our company" and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS

Term	Explanation or Definition
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SBIC I GP	OFS SBIC I GP, LLC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Secured Revolver Amendment	The amended Business Loan Agreement with Pacific Western Bank, as lender, dated February 17, 2021
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes	CLO mezzanine debt, CLO subordinated debt and CLO loan accumulation facility positions
Synthetic Rating Analysis	A discount rate method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt
Transaction Price	The cost of an arm's length transaction occurring in the same security
Unsecured Notes	The combination of the Unsecured Notes Due September 2023, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025, the Unsecured Notes Due October 2026 and the Unsecured Notes Due February 2026
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2025	The Company’s $48.5 million aggregate principal amount of 6.5% notes due October 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026
Unsecured Notes Due September 2023	The Company’s $25.0 million aggregate principal amount of 6.25% notes due September 30, 2023

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
•constraint on investments due to access to material nonpublic information;
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
•the impact of inflation rates on our business prospects and the prospects of our portfolio companies;
• the impact of any new tax legislation on our investments, our stockholders, and our business;
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
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of the pandemic; the effect of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows and those of our portfolio companies (including the expectation that a shift from cash interest to PIK interest will result from concessions granted to borrowers due to the COVID-19 pandemic), including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic, including those caused by variants of the virus, on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;
•the belief that one or more of our investments can be restored to accrual status in the near term, or otherwise;
•uncertain valuations of our Portfolio Company Investments, including our belief that reverting back to an equal weighting of the Reunderwriting Analysis method and Synthetic Rating Analysis method more accurately captures certain data related to the observed return of market liquidity and the historic correlative relationship between these markets; and
•the effect of new or modified laws or regulations governing our operations.
    Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $373,780 and $363,628, respectively)	$358,471	$328,665
Affiliate investments (amortized cost of $83,740 and $86,484, respectively)	113,493	102,846
Control investment (amortized cost of $11,057 and $10,911, respectively)	12,062	10,812
Total investments at fair value (amortized cost of $468,577 and $461,023, respectively)	484,026	442,323
Cash	35,159	37,708
Interest receivable	1,051	1,298
Prepaid expenses and other assets	2,204	2,484
Total assets	$522,440	$483,813

Liabilities
Revolving lines of credit	$24,050	$32,050
SBA debentures (net of deferred debt issuance costs of $865 and $1,088, respectively)	94,640	104,182
Unsecured notes (net of deferred debt issuance costs of $5,607 and $4,897 respectively)	198,718	172,953
Interest payable	4,088	3,176
Payable to adviser and affiliates (Note 3)	3,352	3,252
Payable for investments purchased	16,363	8,411
Accrued professional fees	597	495
Other liabilities	639	338
Total liabilities	342,447	324,857

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,415,235 and 13,409,559 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	134	134
Paid-in capital in excess of par	187,179	187,124
Total distributable earnings (losses)	(7,320)	(28,302)
Total net assets	179,993	158,956

Total liabilities and net assets	$522,440	$483,813

Number of shares outstanding	13,415,235	13,409,559
Net asset value per share	$13.42	$11.85

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income
Interest income:
Non-control/non-affiliate investments	$9,089	$8,233	$17,616	$17,305
Affiliate investments	911	1,692	1,815	4,086
Control investment	221	209	490	405
Total interest income	10,221	10,134	19,921	21,796
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	275	264	593	525
Affiliate investments	80	191	151	460
Control investment	101	102	199	187
Total payment-in-kind interest and dividend income	456	557	943	1,172
Dividend income:
Affiliate investments	—	—	—	100
Control investment	136	—	136	—
Total dividend income	136	—	136	100
Fee income:
Non-control/non-affiliate investments	603	279	870	764
Affiliate investments	—	8	37	13
Control investment	—	3	—	6
Total fee income	603	290	907	783
Total investment income	11,416	10,981	21,907	23,851
Expenses
Interest expense	4,241	4,931	9,066	9,853
Management fee	1,876	1,869	3,710	3,888
Incentive fee	809	215	809	1,098
Professional fees	489	460	876	1,108
Administration fee	439	500	1,007	1,020
Other expenses	327	399	654	746
Total expenses before incentive fee waiver	8,181	8,374	16,122	17,713
Incentive fee waiver (see Note 3)	—	—	—	(441)
Total expenses, net of incentive fee waiver	8,181	8,374	16,122	17,272
Net investment income	3,235	2,607	5,785	6,579
Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(10,841)	(1,040)	(10,750)	(10,013)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes	17,866	6,808	19,384	(15,614)
Net unrealized appreciation (depreciation) on affiliate investments	11,465	(880)	13,391	(3,804)
Net unrealized appreciation (depreciation) on control investment	716	163	1,104	(1,501)
Net gain (loss) on investments	19,206	5,051	23,129	(30,932)
Loss on extinguishment of debt	—	—	(2,299)	(149)
Net increase (decrease) in net assets resulting from operations	$22,441	$7,658	$26,615	$(24,502)

Net investment income per common share – basic and diluted	$0.24	$0.19	$0.43	$0.49
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$1.67	$0.57	$1.98	$(1.83)
Distributions declared per common share	$0.22	$0.17	$0.42	$0.51
Basic and diluted weighted average shares outstanding	13,411,998	13,392,608	13,410,524	13,384,808
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at January 1, 2020	—	—	13,376,836	$134	$187,305	$(20,812)	$166,627
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	6,579	6,579
Net realized loss on investments	—	—	—	—	—	(10,013)	(10,013)
Loss on extinguishment of debt	—	—	—	—	—	(149)	(149)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(20,919)	(20,919)
Tax reclassifications of permanent differences	—	—	—	—	36	(36)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	22,858	—	96	—	96
Dividends declared	—	—	—	—	—	(6,824)	(6,824)
Net increase (decrease) for the period ended June 30, 2020	—	—	22,858	—	132	(31,362)	(31,230)
Balances at June 30, 2020	—	$—	13,399,694	$134	$187,437	$(52,174)	$135,397

Balances at March 31, 2020	—	$—	13,392,529	$134	$187,387	$(57,538)	$129,983
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	2,607	2,607
Net realized loss on investments	—	—	—	—	—	(1,040)	(1,040)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	6,091	6,091
Tax reclassifications of permanent differences	—	—	—	—	18	(18)	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	7,165	—	32	—	32
Dividends declared	—	—	—	—	—	(2,276)	(2,276)
Net increase for the period ended June 30, 2020	—	—	7,165	—	50	5,364	5,414
Balances at June 30, 2020	—	$—	13,399,694	$134	$187,437	$(52,174)	$135,397

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value

Balances at January 1, 2021	—	$—	13,409,559	$134	$187,124	$(28,302)	$158,956
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	5,785	5,785
Net realized loss on investments	—	—	—	—	—	(10,750)	(10,750)
Loss on extinguishment of debt	—	—	—	—	—	(2,299)	(2,299)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	33,879	33,879
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	6,376	—	60	—	60
Dividends declared	—	—	—	—	—	(5,633)	(5,633)
Common stock repurchased under stock repurchase program	—	—	(700)	—	(5)	—	(5)
Net increase for the period ended June 30, 2021	—	—	5,676	—	55	20,982	21,037
Balances at June 30, 2021	—	$—	13,415,235	$134	$187,179	$(7,320)	$179,993

Balances at March 31, 2021	—	$—	13,411,962	$134	$187,146	$(26,810)	$160,470
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,235	3,235
Net realized loss on investments	—	—	—	—	—	(10,841)	(10,841)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	30,047	30,047
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	3,273	—	33	—	33
Dividends declared	—	—	—	—	—	(2,951)	(2,951)
Net increase for the period ended June 30, 2021	—	—	3,273	—	33	19,490	19,523
Balances at June 30, 2021	—	$—	13,415,235	$134	$187,179	$(7,320)	$179,993
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$26,615	$(24,502)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	10,750	10,013
Loss on extinguishment of debt	2,299	149
Net unrealized (appreciation) depreciation on investments, net of taxes	(33,879)	20,919
Amortization of Net Loan Fees	(1,521)	(760)
Amendment fees collected	97	31
Payment-in-kind interest and dividend income	(943)	(1,191)
Accretion of interest income on structured finance notes	(4,670)	(2,626)
Amortization of debt issuance costs	888	867
Amortization of intangible asset	111	98
Purchase and origination of portfolio investments	(128,848)	(70,914)
Proceeds from principal payments on portfolio investments	100,817	56,276
Proceeds from sale or redemption of portfolio investments	10,294	65,528
Proceeds from distributions received from structured finance notes	6,356	3,290
Changes in operating assets and liabilities:
Interest receivable	247	235
Interest payable	912	(396)
Payable to adviser and affiliates	100	(1,412)
Receivable for investment sold	—	(634)
Payable for investments purchased	7,952	(9,293)
Other assets and liabilities	249	194
Net cash provided by (used in) operating activities	(2,174)	45,872

Cash flows from financing activities
Distributions paid to stockholders	(5,573)	(6,728)
Borrowings under revolving lines of credit	42,400	72,600
Repayments under revolving lines of credit	(50,400)	(77,300)
Repayments of SBA debentures	(9,765)	(16,110)
Redemption of unsecured notes	(98,525)	—
Proceeds from unsecured notes offering, net of discounts	121,791	—
Payment of deferred financing costs	(298)	—
Repurchases of common stock under Stock Repurchase Program	(5)	—
Net cash used in financing activities	(375)	(27,538)
Net increase (decrease) in cash	(2,549)	18,334
Cash at beginning of period	37,708	13,447
Cash at end of period	$35,159	$31,781

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,266	$9,383
Reinvestment of distributions to stockholders	60	96
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
June 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AAdvantage Loyalty IP Ltd. and American Airlines, Inc. (14) (15) (22)	Scheduled Passenger Air Transportation
Senior Secured Loan		5.50%	(L +4.75%)	3/10/2021	4/28/2028	$364	$360	$380	0.2%

Aegion Corporation (15) (22)	Water and Sewer Line and Related Structures Construction
Senior Secured Loan		5.50%	(L +4.75%)	4/1/2021	5/17/2028	632	628	628	0.3

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		5.65%	(L +5.50%)	3/2/2021	2/10/2027	2,919	2,922	2,926	1.6

All Star Auto Lights, Inc. (4)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		9.00%	(L +8.00%)	12/19/2019	8/20/2024	15,437	15,260	15,437	8.6

Autokiniton US Holdings, Inc. (14) (15)	Automotive Parts and Accessories Stores
Senior Secured Loan		5.00%	(L +4.50%)	3/26/2021	4/6/2028	1,714	1,710	1,730	1.0

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (15)		7.75%	(L +6.50%)	2/7/2020	2/7/2025	16,204	16,028	16,141	9.0
Senior Secured Loan (Revolver) (5)		7.75%	(L +6.50%)	2/7/2020	2/7/2025	427	396	425	0.2
						16,631	16,424	16,566	9.2
Ball Metalpack	Metal Can Manufacturing
Senior Secured Loan		9.75%	(L +8.75%)	6/8/2021	7/31/2026	1,250	1,225	1,225	0.7

Banijay Entertainment S.A.S. (14) (15) (22)	Motion Picture and Video Production
Senior Secured Loan		3.84%	(L +3.75%)	4/5/2021	3/3/2025	997	993	995	0.6

Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		5.00%	(L +4.25%)	2/26/2021	2/24/2028	5,719	5,709	5,746	3.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Baymark Health Services, Inc. (15)	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		9.50%	(L +8.50%)	6/10/2021	6/11/2028	$4,962	$4,888	$4,873	2.7%
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +8.50%)	6/10/2021	6/11/2028	—	(37)	(44)	—
						4,962	4,851	4,829	2.7%
Connect U.S. Finco LLC (14) (15) (22)	Taxi Service
Senior Secured Loan		4.50%	(L +3.50%)	11/20/2019	12/11/2026	1,975	1,975	1,980	1.1

Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			703	342	0.2

Convergint Technologies Holdings, LLC (15)	Security Systems Services (except Locksmiths)
Senior Secured Loan (14)		4.50%	(L +3.75%)	3/18/2021	3/31/2028	2,011	2,001	2,022	1.1
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/30/2029	7,499	7,480	7,601	4.2
Senior Secured Loan (Delayed Draw) (5) (14)		4.50%	(L +3.75%)	4/6/2021	3/31/2028	320	318	322	0.2
						9,830	9,799	9,945	5.5
Corel Inc. (15)	Software Publishers
Senior Secured Loan		5.14%	(L +5.00%)	3/2/2021	7/2/2026	1,301	1,293	1,287	0.7

Dexko Global Inc. (15)	Motor Vehicle Body Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	1/28/2021	7/24/2025	1,460	1,465	1,460	0.8

DHX Media Ltd. (14) (15) (22)	Motion Picture and Video Production
Senior Secured Loan		5.00%	(L +4.25%)	3/19/2021	3/18/2028	2,494	2,446	2,488	1.3

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		3.36%	(L +3.25%)	11/19/2019	8/24/2026	1,965	1,967	1,199	—

Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (11)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	9,160	9,071	8,438	4.7
Common Equity (71,250 Class A units) (10)				7/13/2017			713	114	0.1
						9,160	9,784	8,552	4.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan (14) (15)		4.37%	(L +4.25%)	4/8/2021	6/26/2025	$2,952	$2,912	$2,923	1.6%
Senior Secured Loan		8.62%	(L +8.50%)	4/8/2021	6/26/2026	3,000	2,614	2,614	1.5
						5,952	5,526	5,537	3.1
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50% cash / 3.50% PIK	(L +7.00%)	6/30/2017	6/30/2022	17,453	17,349	12,432	6.9
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	—	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	—	—
						17,453	17,662	12,432	6.9
Excelin Home Health, LLC (4)	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,206	4,250	2.4

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units) (10)				12/29/2017			450	84	—
Common Equity (40,984 Class B units) (10)				12/29/2017			50	3	—
							500	87	—
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00% cash / 1.0% PIK	(L +8.00%)	10/1/2018	10/1/2024	15,260	15,091	15,260	8.4
Senior Secured Loan (Revolver) (5) (18)		n/m (18)	(L +7.00%)	10/1/2018	10/1/2024	—	(15)	—	—
						15,260	15,076	15,260	8.4
Intouch Midco Inc. (15) (22)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		4.85%	(L +4.75%)	12/20/2019	8/24/2025	2,300	2,241	2,297	1.3

Ivanti Software, Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.75%	(L +4.75%)	3/26/2021	12/1/2027	5,986	6,022	6,001	3.3

I&I Sales Group, LLC	Marketing Consulting Services
Senior Secured Loan (15)		9.50%	(L +8.50%)	12/30/2020	7/10/2025	5,285	5,203	5,286	2.9
Senior Secured Loan (Revolver) (5) (18)		n/m (18)	(L +8.50%)	12/30/2020	7/10/2025	—	(2)	—	—
						5,285	5,201	5,286	2.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		6.50%	(L +5.50%)	1/14/2021	11/15/2025	$5,919	$5,675	$5,736	3.2%

KNS Acquisition Corp. (14) (15)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		7.00%	(L +6.25%)	4/16/2021	4/21/2027	5,000	4,958	4,998	2.8

LogMeIn, Inc. (14) (15)	Data Processing, Hosting, and Related Services
Senior Secured Loan		4.83%	(L +4.75%)	3/26/2021	8/31/2027	4,994	4,991	4,992	2.8

McGraw Hill Global Education Holdings, LLC (14) (15)	All Other Publishers
Senior Secured Loan		5.75%	(L +4.75%)	4/1/2021	11/1/2024	1,995	1,994	2,001	1.1

Micro Holding Corp (14)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		3.60%	(L +3.50%)	3/26/2021	9/15/2024	2,000	2,003	2,007	1.1

Milrose Consultants, LLC (4) (8)	Administrative Management and General Management Consulting Services
Senior Secured Loan		7.60%	(L +6.60%)	7/16/2019	7/16/2025	22,574	22,388	23,026	12.7

Odyssey Logistics and Technology Corporation (14) (15)	Freight Transportation Arrangement
Senior Secured Loan		5.00%	(L +4.00%)	4/5/2021	10/12/2024	1,995	1,966	1,972	1.1

Online Tech Stores, LLC (4) (6)	Stationary & Office Supply Merchant Wholesaler
Subordinated Loan		10.50% cash / 3.0% PIK	N/A	2/1/2018	8/1/2023	19,823	16,160	94	0.1

Panther BF Aggregator 2 LP (14) (15) (19)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		3.35%	(L +3.25%)	11/19/2019	4/30/2026	1,817	1,817	1,803	1.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Parfums Holding Company, Inc. (14) (15)	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		4.10%	(L +4.00%)	6/25/2019	6/30/2024	$1,534	$1,533	$1,530	0.9%

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	6,249	6,249	6,249	3.4

Peraton Inc. (14) (15)	Management Consulting Services
Senior Secured Loan		4.50%	(L +3.75%)	4/2/2021	2/1/2028	748	749	752	0.4

Pike Corp. (14) (15)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		3.11%	(L +3.00%)	9/17/2020	1/21/2028	131	131	131	0.1

PM Acquisition LLC (20)	All Other General Merchandise Stores
Common Equity (499 units) (10) (13)				9/30/2017			499	1,308	0.7

Quest Software US Holdings Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		4.44%	(L +4.25%)	6/25/2019	5/16/2025	1,148	1,145	1,149	0.6

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		9.50%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,795	4,821	2.7

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			492	791	0.4

RSA Security (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		5.50%	(L +4.75%)	4/16/2021	4/27/2028	937	928	937	0.5
Senior Secured Loan		8.50%	(L +7.75%)	4/16/2021	4/27/2029	2,670	2,633	2,633	1.5
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +4.75%)	4/16/2021	4/27/2028	—	—	—	—
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +7.75%)	4/16/2021	4/16/2029	—	—	(21)	—
						3,607	3,561	3,549	2.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (2,248 Series A units)				9/4/2020			$51	$—	—%
Preferred Equity (1,603 Series B units)				9/4/2020			160	28	—
Common Equity (269 units)				9/4/2020			3	—	—
							214	28	—
Signal Parent, Inc. (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		4.25%	(L +3.50%)	3/25/2021	4/3/2028	851	842	835	0.5

SourceHOV Tax, Inc.	Other Accounting Services
Senior Secured Loan (4)		7.50%	(L +6.50%)	3/16/2020	3/16/2025	19,890	19,728	19,733	11.0
Senior Secured Loan (Revolver) (5) (18)		n/m (18)	(L +6.50%)	5/17/2021	3/17/2025	—	(14)	(9)	—
						19,890	19,714	19,724	11.0
Southern Technical Institute, LLC (4) (10)	Colleges, Universities, and Professional Schools
Equity appreciation rights				6/27/2018			—	6,120	3.4

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,) (15)	Child Day Care Services
Senior Secured Loan		8.40%	(L +8.25%)	7/26/2018	7/30/2026	6,399	6,318	5,823	3.1

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.25%	(L +5.25%)	8/26/2019	8/26/2024	9,825	9,762	9,825	5.5
Senior Secured Loan		6.25%	(L +5.25%)	12/31/2020	8/26/2024	1,061	1,052	1,061	0.6
Senior Secured Loan (Revolver) (5) (18)		n/m (18)	(L +5.25%)	8/26/2019	8/26/2024	—	(4)	—	—
						10,886	10,810	10,886	6.1
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,300	0.7

Staples, Inc. (14) (15) (22)	Business to Business Electronic Markets
Senior Secured Loan		5.18%	(L +5.00%)	6/24/2019	4/16/2026	2,945	2,883	2,875	1.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (15)		5.25%	(L +4.25%)	5/16/2018	12/11/2024	$622	$621	$616	0.3%
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,070	8,933	5.0
						9,695	9,691	9,549	5.3
Sunshine Luxembourg VII SARL (14) (15) (22)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		4.50%	(L +3.75%)	11/20/2019	10/1/2026	1,975	1,975	1,985	1.1

Tailwind Smith Cooper Intermediate Corporation (14) (15)	Fabricated Pipe and Pipe Fitting Manufacturing
Senior Secured Loan		5.11%	(L +5.00%)	2/23/2021	5/28/2026	2,587	2,544	2,584	1.4

Tank Holding Corp. (14) (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		3.60%	(L +3.50%)	6/24/2019	3/26/2026	1,965	1,971	1,955	1.1
Senior Secured Loan		5.75%	(L +5.00%)	12/18/2020	3/26/2026	891	879	895	0.5
						2,856	2,850	2,850	1.6
The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/31/2021	2,333	2,329	2,333	1.3
Senior Secured Loan		9.75%	(L +8.75%)	2/14/2020	12/22/2022	7,000	6,979	7,000	3.9
Senior Secured Loan		9.75%	(L +8.75%)	7/18/2019	12/22/2022	7,000	7,000	7,000	3.8
Senior Secured Loan (Delayed Draw)		8.00%	(L +7.00%)	7/20/2018	12/31/2021	4,667	4,665	4,659	2.6
						21,000	20,973	20,992	11.6
Thryv, Inc. (14) (15)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	2,314	2,257	2,351	1.3

Truck Hero, Inc. (14) (15)	Truck Trailer Manufacturing
Senior Secured Loan		4.50%	(L +3.75%)	4/1/2021	1/31/2028	748	747	749	0.4

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		9.25%	(L +8.50%)	5/13/2021	11/2/2028	4,500	4,639	4,639	2.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			$9	$12	—%
Warrants (29,374 units)				7/26/2012	3/5/2022 (12)		82	5	—
							91	17	—
United Natural Foods (14) (15) (22)	General Line Grocery Merchant Wholesalers
Senior Secured Loan		3.60%	(L +3.50%)	6/9/2020	10/22/2025	283	273	283	0.2

West Corporation (14) (15)	All Other Telecommunications
Senior Secured Loan		4.50%	(L +3.50%)	2/26/2021	10/10/2024	887	872	862	0.5

Total Debt and Equity Investments						$307,467	$306,248	$290,226	161.0%

Structured Finance Note Investments (9) (16) (22)
Apex Credit CLO 2020 Ltd. (7)
Subordinated Notes		13.26%		11/16/2020	11/19/2031	11,080	9,268	9,534	5.3

Apex Credit CLO 2021 Ltd (7)
Subordinated Notes		14.53%		5/28/2021	7/18/2034	8,630	7,267	7,288	4.0

Dryden 53 CLO, LTD. (7)
Income Notes		23.16%		10/26/2020	1/15/2031	2,700	1,704	1,780	1.0
Subordinated Notes		23.13%		10/26/2020	1/15/2031	2,159	1,363	1,424	0.8
						4,859	3,067	3,204	1.8
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		16.20%		9/27/2019	10/20/2032	2,750	2,215	2,385	1.3

Elevation CLO 2017-7, Ltd. (7)
Subordinated Notes		12.38%		2/6/2019	7/15/2030	10,000	6,577	5,678	3.2

Flatiron CLO 18, Ltd. (7)
Subordinated Notes		19.14%		1/2/2019	4/17/2031	9,680	7,111	7,369	4.1

Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		23.28%		1/8/2020	7/27/2047	10,000	6,468	7,402	4.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Madison Park Funding XXIX, Ltd. (7)
Subordinated Notes		17.08%		12/22/2020	10/18/2047	$9,500	$7,256	$7,373	4.1%

Monroe Capital MML CLO X, Ltd.
Mezzanine bond - Class E		10.82%	(L +8.85%)	8/7/2020	8/20/2031	1,000	943	1,007	0.6

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine bond - Class E		8.74%	(L +7.30%)	1/26/2021	1/20/2034	1,000	972	997	0.6

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		18.62%		1/23/2020	10/20/2030	7,000	4,966	5,182	2.9

Redding Ridge 4 (7)
Subordinated Notes		17.77%		3/4/2021	4/15/2030	1,300	1,152	1,168	0.6

Regatta II Funding
Mezzanine bond - Class DR2		13.83%	(L +6.95%)	6/5/2020	1/15/2029	800	716	789	0.4

THL Credit Wind River 2019‐3 CLO Ltd (7)
Subordinated Notes		10.68%		4/5/2019	4/15/2031	7,000	5,680	4,806	2.7

Trinitas CLO VIII (7)
Subordinated Notes		22.57%		3/4/2021	7/20/2031	5,200	3,205	3,360	1.9

Wellfleet CLO 2018-2 (7)
Subordinated Notes		21.08%		3/4/2021	10/20/2031	1,000	669	703	0.4

Total Structured Finance Note Investments						$90,799	$67,532	$68,245	38.0%
Total Non-control/Non-affiliate Investments						$398,266	$373,780	$358,471	199.0%
Affiliate Investments
3rd Rock Gaming Holdings, LLC (20)	Software Publishers
Senior Secured Loan (6)		8.50% cash / 1.0% PIK	(L +7.50%)	3/13/2018	3/12/2023	19,305	17,333	6,975	3.9
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	—	—
						19,305	19,880	6,975	3.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Chemical Resources Holdings, Inc. (20)	Custom Compounding of Purchased Resins
Senior Secured Loan (4) (8)		8.77%	(L +7.27%)	1/25/2019	1/25/2024	$13,743	$13,648	$13,956	7.8%
Common Equity (1,832 Class A shares) (10) (13)				1/25/2019			1,814	3,400	1.9
						13,743	15,462	17,356	9.7
Contract Datascan Holdings, Inc. (4) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			5,849	2,787	1.5
Common Equity (11,273 shares) (10)				6/28/2016			104	41	—
							5,953	2,828	1.5
DRS Imaging Services, LLC (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,259	0.7

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00%	N/A	4/17/2015	7/20/2022	7,123	4,725	687	0.4
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						7,123	8,208	687	0.4
NeoSystems Corp. (4) (20)	Other Accounting Services
Preferred Equity (521,962 convertible shares), 10% PIK				8/14/2014			1,985	3,255	1.8

Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	49,236	27.4

Professional Pipe Holdings, LLC (19)	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +10.25%)	3/23/2018	3/23/2023	5,742	5,692	5,518	3.1
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	849	0.5
						5,742	7,106	6,367	3.6
TalentSmart Holdings, LLC (20)	Professional and Management Development Training
Common Equity (1,595 Class A shares) (10) (13)				10/11/2019			1,595	1,011	0.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TRS Services, LLC (4) (10) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (2,088,305 Class A units), 11% PIK				12/10/2014			$572	$867	0.5%
Common Equity (3,000,000 units) (10)				12/10/2014			—	—	—
							572	867	0.5
TTG Healthcare, LLC (20)	Diagnostic Imaging Centers
Senior Secured Loan (4)		8.50%	(L +7.50%)	3/1/2019	11/28/2025	19,505	19,318	19,612	10.9
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	4,040	2.2
						19,505	21,627	23,652	13.1

Total Affiliate Investments						$65,418	$83,740	$113,493	63.2%
Control Investment
MTE Holding Corp. (4) (19)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		11.00% cash / 5.00% PIK	(L +15.00%)	11/25/2015	11/25/2021	7,988	7,988	7,988	4.4
Common Equity (554 shares)				11/25/2015			3,069	4,074	2.3
						7,988	11,057	12,062	6.7
Total Control Investment						$7,988	$11,057	$12,062	6.7%

Total Investments						$471,672	$468,577	$484,026	268.9%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L) at June 30, 2021, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $339,970 include LIBOR reference rate floor provisions of generally 0.75% to 1.75%; at June 30, 2021, the reference rate on such instruments was generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at June 30, 2021. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(6)Investment was on non-accrual status as of June 30, 2021, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2021
(Dollar amounts in thousands)

(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of June 30, 2021:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Chemical Resources Holdings, Inc.	8.77%	7.50%	1.27%
Milrose Consultants, LLC	7.60%	7.00%	0.60%

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
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2021:

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
(17)Reserved.
(18)Not meaningful as there is no outstanding balance on the revolver. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company holds at least one seat on the portfolio company’s board of directors.
(20)The Company has an observer seat on the portfolio company’s board of directors.
(21)Portfolio company represents greater than 5% of total assets at June 30, 2021.
(22)Non-qualifying assets under Section 55(a) of the 1940 Act. As defined under Section 55 of the 1940 Act, qualifying assets must represent at least 70% of the Company's assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2021, approximately 85% of the Company's assets were qualifying assets.

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
In addition, OFS Advisor serves as the investment adviser for HPCI, a non-traded BDC with an investment strategy and objective similar to that of the Company. OFS Advisor also serves as the investment adviser for OCCI, a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act, and that primarily invests in Structured Finance Notes. Additionally, OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust and CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
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
OFSCC-FS, an indirect wholly owned subsidiary of the Company, is a special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments. OFSCC-FS has debt financing through its BNP Facility, which provides OFSCC-FS with borrowing capacity of up to $150,000.
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
Concentration of credit risk: Aside from its debt instruments, including investments in Structured Finance Notes of CLOs, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from debt investments, if borrowers completely fail to perform according to the terms of the contracts, and the collateral or other security for those instruments proved to be of no value to the Company, is equal to the sum of the Company's recorded investment in debt instruments and the unfunded loan commitments disclosed in Note 6.
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
Effective January 1, 2020, OFS Advisor agreed to further reduce the base management fee attributable to all of the OFSCC-FS Assets, without regard to the Company’s asset coverage. The agreement reduced the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. This agreement was renewed for the 2021 calendar year on February 16, 2021.
The incentive fee has two parts. The first part ("Income Incentive Fee") is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter and adjusted for any share issuances or repurchases during such quarter.
The incentive fee with respect to pre-incentive fee net income is 20.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% hurdle rate (which is 8.0% annualized) and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, OFS Advisor receives no incentive fee until the net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
up,” 100.0% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, OFS Advisor will receive 20.0% of the pre-incentive fee net investment income.
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
Equity Ownership: As of June 30, 2021, affiliates of OFS Advisor held 3,037,349 shares of common stock, which is approximately 23% of the Company's outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and six months ended June 30, 2021 and 2020, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Base management fees	$1,876	$1,869	$3,710	$3,888
Incentive fees:
Income Incentive Fee	809	215	809	1,098
Incentive fee waiver	—	—	—	(441)
Administration fee expense	439	500	1,007	1,020
Distributions paid to affiliates	668	503	1,276	1,510
Note 4. Investments
As of June 30, 2021, the Company had loans to 61 portfolio companies, of which 95% were senior secured loans and 5% were subordinated loans, at fair value, as well as equity investments in 8 of these portfolio companies. The Company also held equity investments in 14 portfolio companies in which it did not hold a debt investment and 16 investments in Structured Finance Notes. At June 30, 2021, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$331,982	70.8%	184.4%	$317,648	65.6%	176.5%
Subordinated debt investments	37,944	8.1	21.1	17,207	3.6	9.6
Preferred equity	16,232	3.5	9.0	12,289	2.5	6.8
Common equity, warrants and other	14,887	3.2	8.3	68,637	14.2	38.1
Total debt and equity investments	401,045	85.6	222.8	415,781	85.9	231.0
Structured Finance Notes	67,532	14.4	37.5	68,245	14.1	37.9
Total investments	$468,577	100.0%	260.3%	$484,026	100.0%	268.9%
(1)    Includes debt investments, typically referred to as unitranche, in which the Company has entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, the Company has agreed to receive its principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $36,036 and $36,982, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. As of June 30, 2021 and December 31, 2020, the Company's investment portfolio was domiciled as follows:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States of America	$390,122	$404,749	$399,278	$380,004
Canada	5,980	6,072	1,921	1,905
Cayman Islands[1]	67,532	68,245	55,860	56,425
France	993	995	—	—
Luxembourg	1,975	1,980	1,976	1,997
Switzerland	1,975	1,985	1,988	1,992
Total investments	$468,577	$484,026	$461,023	$442,323
(1) Cayman Island investments represent Structured Finance Notes held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States of America.
As of June 30, 2021, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$28	—%	—%
Landscaping Services	4,639	1.0	2.6	4,639	1.0	2.6
Security Systems Services (except Locksmiths)	9,799	2.1%	5.4	9,945	2.1	5.6
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	20,973	4.5	11.7	20,992	4.3	11.7
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,793	3.8	9.9	12,563	2.6	7.0
New Single-Family Housing Construction (except For-Sale Builders)	842	0.2	0.5	835	0.2	0.5
Plumbing, Heating, and Air-Conditioning Contractors	7,106	1.5	3.9	6,367	1.3	3.5
Water and Sewer Line and Related Structures Construction	628	0.1	0.3	628	0.1	0.3
Education Services
Colleges, Universities, and Professional Schools	—	—	—	6,120	1.3	3.4
Professional and Management Development Training	1,595	0.3	0.9	1,011	0.2	0.6
Finance and Insurance
Health Care and Social Assistance
Child Day Care Services	6,318	1.3	3.5	5,823	1.2	3.2
Diagnostic Imaging Centers	21,627	4.6	12.0	23,652	4.8	13.1
Home Health Care Services	4,206	0.9	2.3	4,250	0.9	2.3
Medical Laboratories	91	—	0.1	17	—	—
Offices of Physicians, Mental Health Specialists	10,810	2.3	6.0	10,886	2.2	6.0

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Outpatient Mental Health and Substance Abuse Centers	$4,851	1.0%	2.7%	$4,829	1.0%	2.7%
Information
All Other Publishers	1,994	0.4	1.1	2,001	0.4	1.1
All Other Telecommunications	872	0.2	0.5	862	0.2	0.5
Cable and Other Subscription Programming	2,922	0.6	1.6	2,926	0.6	1.6
Data Processing, Hosting, and Related Services	6,126	1.3	3.4	6,251	1.3	3.5
Directory and Mailing List Publishers	2,257	0.5	1.3	2,351	0.5	1.3
Internet Publishing and Broadcasting and Web Search Portals	2,003	0.4	1.1	2,007	0.4	1.1
Motion Picture and Video Production	3,439	0.7	1.9	3,483	0.7	1.9
Software Publishers	27,687	5.9	15.4	15,054	3.1	8.4
Television Broadcasting	1,967	0.4	1.1	1,199	0.2	0.7
Manufacturing
Commercial Printing (except Screen and Books)	4,795	1.0	2.7	4,821	1.0	2.7
Current-Carrying Wiring Device Manufacturing	5,526	1.2	3.1	5,537	1.1	3.1
Custom Compounding of Purchased Resins	15,462	3.3	8.6	17,356	3.6	9.6
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.3	87	—	—
Fabricated Pipe and Pipe Fitting Manufacturing	2,544	0.5	1.4	2,584	0.5	1.4
Metal Can Manufacturing	1,225	0.3	0.7	1,225	0.3	0.7
Motor Vehicle Body Manufacturing	1,465	0.3	0.8	1,460	0.3	0.8
Other Commercial and Service Industry Machinery Manufacturing	1,817	0.4	1.0	1,803	0.4	1.0
Pharmaceutical Preparation Manufacturing	2,192	0.5	1.2	51,221	10.5	28.5
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.8	1,300	0.3	0.7
Travel Trailer and Camper Manufacturing	11,057	2.4	6.1	12,062	2.5	6.7
Truck Trailer Manufacturing	747	0.2	0.4	749	0.2	0.4
Unlaminated Plastics Profile Shape Manufacturing	9,099	1.9	5.1	9,099	1.9	5.1
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	867	0.2	0.5
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	22,388	4.8	12.4	23,026	4.7	12.8
All Other Professional, Scientific, and Technical Services	2,241	0.5	1.2	2,297	0.5	1.3
Management Consulting Services	749	0.2	0.4	752	0.2	0.4
Marketing Consulting Services	5,201	1.1	2.9	5,286	1.1	2.9
Other Accounting Services	21,699	4.6	12.1	22,979	4.7	12.8

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Other Computer Related Services	$15,076	3.2%	8.4%	$15,260	3.2%	8.5%
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.4	342	0.1	0.2
Real Estate and Rental and Leasing
Office Machinery and Equipment Rental and Leasing	5,953	1.3	3.3	2,828	0.6	1.6
Retail Trade
Automotive Parts and Accessories Stores	1,710	0.4	1.0	1,730	0.4	1.0
Cosmetics, Beauty Supplies, and Perfume Stores	1,533	0.3	0.9	1,530	0.3	0.9
Electronic Shopping and Mail-Order Houses	4,958	1.1	2.8	4,998	1.0	2.8
Shoe store	9,784	2.1	5.4	8,552	1.8	4.8
Sporting Goods Stores	5,709	1.2	3.2	5,746	1.2	3.2
All Other General Merchandise Stores	499	0.1	0.3	1,308	0.3	0.7
Transportation and Warehousing
Freight Transportation Arrangement	1,966	0.4	1.1	1,972	0.4	1.1
Scheduled Passenger Air Transportation	360	0.1	0.2	380	0.1	0.2
Taxi Service	1,975	0.4	1.1	1,980	0.4	1.1
Wholesale Trade
Business to Business Electronic Markets	2,883	0.6	1.6	2,875	0.6	1.6
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	4,706	1.0	2.6	4,698	1.0	2.6
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	16,424	3.5	9.1	16,566	3.4	9.2
Drugs and Druggists' Sundries Merchant Wholesalers	5,675	1.2	3.2	5,736	1.2	3.2
General Line Grocery Merchant Wholesalers	273	0.1	0.2	283	0.1	0.2
Industrial Machinery and Equipment Merchant Wholesalers	9,691	2.1	5.4	9,549	2.0	5.3
Motor Vehicle Parts (Used) Merchant Wholesalers	15,260	3.3	8.5	15,437	3.2	8.6
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,208	1.8	4.6	687	0.1	0.4
Stationary & Office Supply Merchant Wholesaler	16,160	3.4	9.0	94	—	0.1
Total debt and equity investments	$401,045	85.5%	222.8%	$415,781	85.9%	231.0%
Structured Finance Notes	67,532	14.5	37.5	68,245	14.1	37.9
Total investments	$468,577	100.0%	260.3%	$484,026	100.0%	268.9%

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
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. As of December 31, 2020, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$210	—%	0.1%
Security Systems Services (except Locksmiths)	6,531	1.4	4.1	3,487	0.8	2.2
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	20,967	4.5	13.3	19,973	4.5	12.6
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,837	3.9	11.2	13,137	3.0	8.3
Plumbing, Heating, and Air-Conditioning Contractors	7,607	1.7	4.8	7,294	1.6	4.6
Education Services
Colleges, Universities, and Professional Schools	—	—	—	4,295	1.0	2.7
Professional and Management Development Training	1,595	0.3	1.0	1,306	0.3	0.8
Finance and Insurance
Insurance Agencies and Brokerages	9,544	2.1	6.0	9,302	2.1	5.9
Health Care and Social Assistance
Child Day Care Services	5,178	1.1	3.3	4,656	1.1	2.9
Diagnostic Imaging Centers	21,718	4.8	13.8	23,607	5.3	14.9
Home Health Care Services	4,199	0.9	2.6	4,250	1.0	2.7
Medical Laboratories	91	—	0.1	38	—	—
Offices of Physicians, Mental Health Specialists	21,013	4.6	13.2	20,802	4.7	13.1
Outpatient Mental Health and Substance Abuse Centers	11,615	2.5	7.3	4,105	0.9	2.6

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Information
Data Processing, Hosting, and Related Services	$1,135	0.2%	0.7%	$1,749	0.4%	1.1%
Software Publishers	28,799	6.3	18.2	16,104	3.6	10.0
Television Broadcasting	1,977	0.4	1.2	1,758	0.4	1.1
Manufacturing
Commercial Printing (except Screen and Books)	4,789	1.0	3.0	4,812	1.1	3.0
Custom Compounding of Purchased Resins	15,444	3.3	9.7	17,164	3.9	10.8
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,431	1.2	3.4	4,275	1.0	2.7
Other Commercial and Service Industry Machinery Manufacturing	1,925	0.4	1.2	1,936	0.4	1.2
Pharmaceutical Preparation Manufacturing	2,205	0.5	1.4	38,213	8.7	24.1
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.9	1,281	0.3	0.8
Semiconductor and Related Device Manufacturing	399	0.1	0.3	434	0.1	0.3
Travel Trailer and Camper Manufacturing	10,911	2.4	6.9	10,812	2.4	6.8
Truck Trailer Manufacturing	8,118	1.8	5.1	8,174	1.8	5.1
Unlaminated Plastics Profile Shape Manufacturing	8,922	1.9	5.6	8,818	2.0	5.5
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.4	915	0.2	0.6
Diet and Weight Reducing Centers	477	0.1	0.3	479	0.1	0.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	28,503	6.3	18.0	28,729	6.6	18.2
All Other Professional, Scientific, and Technical Services	1,921	0.4	1.2	1,905	0.4	1.2
Marketing Consulting Services	5,229	1.1	3.3	5,229	1.2	3.3
Other Accounting Services	21,621	4.7	13.7	22,238	5.0	14.0
Other Computer Related Services	16,247	3.5	10.2	16,000	3.6	10.1
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.4	676	0.2	0.4
Real Estate and Rental and Leasing
Construction, Mining, and Forestry Machinery and Equipment Rental and Leasing	496	0.1	0.3	499	0.1	0.3
Office Machinery and Equipment Rental and Leasing	5,953	1.3	3.7	2,736	0.6	1.7
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,738	1.5	4.2	6,701	1.5	4.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Shoe Store	9,748	2.1	6.1	4,368	1.0	2.7
Sporting Goods Stores	$2,907	0.6%	1.8%	$2,968	0.7%	1.9%
All Other General Merchandise Stores	5,252	1.1	3.3	5,060	1.1	3.2
Transportation and Warehousing
Scheduled Passenger Air Transportation	495	0.1	0.3	520	0.1	0.3
Taxi Service	1,976	0.4	1.2	1,997	0.5	1.3
Wholesale Trade
Business to Business Electronic Markets	2,891	0.6	1.8	2,875	0.6	1.8
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,955	0.4	1.2	1,942	0.4	1.2
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	16,392	3.6	10.3	16,777	3.8	10.6
General Line Grocery Merchant Wholesalers	275	0.1	0.2	284	0.1	0.2
Industrial Machinery and Equipment Merchant Wholesalers	9,696	2.1	6.1	9,179	2.1	5.8
Industrial Supplies Merchant Wholesalers	6,908	1.5	4.3	5,476	1.2	3.4
Motor Vehicle Parts (Used) Merchant Wholesalers	14,167	3.1	8.9	13,581	3.1	8.5
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.8	5.2	346	0.1	0.2
Stationery and Office Supplies Merchant Wholesalers	16,129	3.5	10.1	2,426	0.5	1.5
Total debt and equity investments	$405,163	87.9%	254.9%	$385,898	87.2%	242.8%
Structured Finance Notes	55,860	12.1	35.1	56,425	12.8	35.5
Total investments	$461,023	100.0%	290.0%	$442,323	100.0%	278.3%
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $38,218 and $7,756, respectively, at June 30, 2021, and $48,102 and $12,135 respectively, at December 31, 2020.
On April 5, 2021, the Company sold its subordinated debt investment in Community Intervention Services, Inc. for $91. During the six months ended June 30, 2021, the Company recognized a realized loss of $7,548, of which $7,534 was recognized as an unrealized loss as of December 31, 2020.
On June 11, 2021, My Alarm Center, LLC’s bankruptcy plan became effective and our equity interests were cancelled. For the six months ended June 30, 2021, the Company recognized a realized loss of $3,094, of which $2,997 was recognized as an unrealized loss as of December 31, 2020.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $6,562 and $895 were transferred from Level 3 to Level 2 during the three and six months ended June 30, 2021, respectively. Senior securities with a fair value of $5,736 and $-0- were transferred from Level 2 to Level 3 during the three and six months ended June 30, 2021, respectively. Senior securities with a fair value of $-0- and $2,915 were transferred from Level 2 to Level 3 during the three and six months ended June 30, 2020, respectively, while senior securities with a fair value of $4,256 and $-0- were transferred from Level 3 to Level 2 during the three and six months ended June 30, 2020, respectively.
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
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of June 30, 2021, and December 31, 2020.

Security	Level 1	Level 2	Level 3	Fair Value at June 30, 2021
Debt investments	$—	$66,139	$268,716	$334,855
Equity investments	—	—	80,926	80,926
Structured Finance Notes	—	—	68,245	68,245
	$—	$66,139	$417,887	$484,026

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Debt investments	$—	$22,226	$299,145	$321,371
Equity investments	—	—	64,527	64,527
Structured Finance Notes	—	—	56,425	56,425
	$—	$22,226	$420,097	$442,323
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of June 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at June 30, 2021	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$220,384	Discounted cash flow	Discount rates	5.27% - 14.74% (9.18%)
Senior secured	19,407	Market approach	Revenue multiples	0.52x - 0.70x (0.58x)
Senior secured	11,718	Market approach	Transaction Price
Subordinated	16,426	Discounted cash flow	Discount rates	17.49% - 20.69% (19.13%)
Subordinated	94	Market approach	EBITDA multiples	3.86x - 3.86x (3.86x)
Subordinated	687	Market approach	Revenue multiples	0.27x - 0.27x (0.27x)

Structured Finance Notes
Subordinated notes (3)	65,452	Discounted cash flow	Discount rates	8.00% - 17.50% (13.41%)
			Constant Default Rate(1)	0.00% - 2.00% (1.78%)
			Constant Default Rate(2)	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	2,793	Discounted cash flow	Discount Margin	7.25% - 8.70% (7.81%)
			Constant Default Rate(1)	0.00% - 3.00% (1.65%)
			Constant Default Rate(2)	2.00% - 3.00% (2.36%)
			Recovery rate	60.00% - 60.00% (60.00%)

Equity investments:
Preferred equity	11,382	Market approach	EBITDA multiples	6.50x - 8.00x (7.30x)
Preferred equity	907	Market approach	Revenue multiples	0.15x - 3.00x (0.95x)
Common equity, warrants and other	68,545	Market approach	EBITDA multiples	3.75x - 12.27x (8.11x)
Common equity, warrants and other	92	Market approach	Revenue multiples	0.15x - 3.25x (3.08x)
	$417,887
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2021 and June 30, 2020.

	Six Months Ended June 30, 2021
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Notes	Total
Level 3 assets, January 1, 2021	$284,078	$15,067	$11,543	$52,984	$56,425	$420,097

Net realized loss on investments	(321)	(7,548)	(3,093)	—	—	(10,962)
Net unrealized appreciation on investments	3,672	9,605	3,734	15,653	148	32,812
Amortization of Net Loan Fees	1,061	43	—	—	46	1,150
Accretion of interest income on structured-finance notes	—	—	—	—	4,670	4,670
Capitalized PIK interest and dividends	679	222	105	—	—	1,006
Amendment fees	(97)	—	—	—	—	(97)
Purchase and origination of portfolio investments	53,718	—	—	—	21,912	75,630
Proceeds from principal payments on portfolio investments	(81,523)	(91)	—	—	(8,600)	(90,214)
Sale and redemption of portfolio investments	(8,863)	(91)	—	—	—	(8,954)
Proceeds from distributions received from portfolio investments	—	—	—	—	(6,356)	(6,356)
Transfers out of Level 3	(895)	—	—	—	—	(895)
Level 3 assets, June 30, 2021	$251,509	$17,207	$12,289	$68,637	$68,245	$417,887

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
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2021 and 2020, attributable to the Company’s assets still held at those respective period ends was as follows:

	Six Months Ended June 30,
	2021	2020
Senior secured debt investments	$2,796	$(22,112)
Subordinated debt investments	2,071	(7,590)
Preferred equity	737	(2,666)
Common equity, warrants and other	15,653	5,986
Structured Finance Notes	160	(3,707)
Net unrealized appreciation (depreciation) on investments held	$21,417	$(30,089)

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
The following table sets forth carrying values and fair values of the Company’s debt as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021		As of December 31, 2020
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$—	$—	$600	$600
BNP Facility	24,050	24,050	31,450	31,450
Unsecured Notes Due September 2023	24,269	25,500	24,106	25,100
Unsecured Notes Due April 2025	—	—	48,891	48,800
Unsecured Notes Due October 2025	—	—	47,339	47,069
Unsecured Notes Due February 2026	121,685	123,149	—	—
Unsecured Notes Due October 2026	52,764	54,977	52,617	51,066
SBA-guaranteed debentures	94,640	99,857	104,182	116,172
Total debt, at fair value	$317,408	$327,533	$309,185	$320,257
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	24,050	24,050
Unsecured Notes Due September 2023	25,500	—	—	25,500
Unsecured Notes Due February 2026	—	—	123,149	123,149
Unsecured Notes Due October 2026	54,977	—	—	54,977
SBA-guaranteed debentures	—	—	99,857	99,857
Total debt, at fair value	$80,477	$—	$247,056	$327,533

	December 31, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$600	$600
BNP Facility	—	—	31,450	31,450
Unsecured Notes Due September 2023	25,100	—	—	25,100
Unsecured Notes Due April 2025	48,800	—	—	48,800
Unsecured Notes Due October 2025	47,069	—	—	47,069
Unsecured Notes Due October 2026	51,066	—	—	51,066
SBA-guaranteed debentures	—	—	116,172	116,172
Total debt, at fair value	$172,035	$—	$148,222	$320,257
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments at current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of June 30, 2021:

Name of Portfolio Company	Investment Type	Commitment
A&A Transfer, LLC	Senior Secured Loan (Revolver)	$1,709
Convergint Technologies	Senior Secured Loan (Delayed Draw)	101
I&I Sales Group, LLC	Senior Secured Loan (Revolver)	156
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	2,813
Baymark Health Services, Inc.	Senior Secured Loan (Delayed Draw)	2,481
RSA Security	Senior Secured Loan (Delayed Draw)	1,898
SourceHOV Tax, Inc.	Senior Secured Loan (Revolver)	1,196
SSJA Bariatric Management LLC	Senior Secured Loan (Revolver)	667
		$11,021
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2021.
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
Note 7. Borrowings
SBA Debentures: The SBA debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $219,541 and $223,795 in assets at June 30, 2021 and December 31, 2020, respectively, which accounted for approximately 42% and 46% of the Company’s total consolidated assets, respectively. These assets cannot be pledged under any debt obligation of the Company. As of June 30, 2021, SBIC I LP had outstanding debentures totaling $95,505.
BNP Facility: Under the BNP Facility maturing on June 20, 2024, OFSCC-FS has up to $150,000 of available credit, subject to borrowing base requirements, of which $24,050 was drawn as of June 30, 2021. The effective interest rate on the BNP Facility was 6.06% at June 30, 2021. The unused commitment under the BNP Facility was $125,950 as of June 30, 2021.
PWB Credit Facility: Under its PWB Credit Facility maturing February 28, 2023, the Company has up to $25,000 of available credit, subject to borrowing base requirements, of which $-0- was drawn as of June 30, 2021. The effective interest rate on the PWB Credit Facility was 5.02% at June 30, 2021. As of June 30, 2021 the unused commitment under the PWB Credit Facility was $25,000.
On February 17, 2021, the Company amended the BLA to among other things: (i) increase the maximum amount available from $20,000 to $25,000; (ii) decrease the interest rate floor from 5.25% per annum to 5.00% per annum; (iii) modify certain financial performance covenants; and (iv) extend the maturity date from February 28, 2021 to February 28, 2023.
Unsecured Notes: As of June 30, 2021, the Company had outstanding Unsecured Notes with an aggregate outstanding principal of $204,325. The weighted average effective interest rate on the Unsecured Notes was 5.90% at June 30, 2021.
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
Interest expense for the three and six months ended June 30, 2021 and 2020 on the Company's outstanding borrowings is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SBA Debentures	$761	$1,114	$1,595	$2,338
PWB Credit Facility	13	702	53	991
Unsecured Notes	3,024	2,590	6,526	5,205
BNP Facility	443	525	892	1,319
Total interest expense	$4,241	$4,931	$9,066	$9,853

Average dollar borrowings	$336,929	$359,640	$344,005	$364,867
Weighted average interest rate	5.05%	5.26%	5.31%	5.23%
Interest expense includes the stated interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
The following table shows the scheduled maturities of the principal balances of the Company's outstanding borrowings as of June 30, 2021:

	Payments due by period
	Total	Less than year	1-3 years (1)	4-5 years (1)	After 5 years (1)
PWB Credit Facility	$—	$—	$—	$—	$—
Unsecured Notes	204,325	—	25,000	125,000	54,325
SBA Debentures	95,505	—	7,000	88,505	—
BNP Facility	24,050	—	—	24,050	—
Total	$323,880	$—	$32,000	$237,555	$54,325
(1)The SBA debentures are scheduled to mature between September 2022 and September 2025. The Unsecured Notes are scheduled to mature between September 2023 and October 2026.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Per share operating performance:
Net asset value per share at beginning of period	$11.96	$9.71	$11.85	$12.46
Net investment income (4)	0.24	0.19	0.43	0.49
Net realized loss on non-control/non-affiliate investments (4)	(0.81)	(0.08)	(0.80)	(0.75)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes (4)	1.34	0.52	1.44	(1.17)
Net unrealized appreciation (depreciation) on affiliate investments (4)	0.85	(0.07)	1.00	(0.28)
Net unrealized appreciation (depreciation) on control investment (4)	0.05	0.01	0.08	(0.11)
Loss on extinguishment of debt (4)	—	—	(0.17)	(0.01)
Total from operations	1.67	0.57	1.98	(1.83)
Distributions	(0.22)	(0.17)	(0.42)	(0.51)
Issuance of common stock (10)	0.01	(0.01)	0.01	(0.02)
Net asset value per share at end of period	$13.42	$10.10	$13.42	$10.10

Per share market value, end of period	$9.96	$4.52	$9.96	$4.52
Total return based on market value (1)(9)	15.9%	15.2%	45.6%	(54.5)%
Total return based on net asset value (2)(9)	14.7%	7.9%	18.4%	(8.9)%
Shares outstanding at end of period	13,415,235	13,399,694	13,415,235	13,399,694
Weighted average shares outstanding	13,411,998	13,392,608	13,410,524	13,384,808
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$170,232	$132,690	$166,473	$144,002
Net asset value at end of period	$179,993	$135,397	$179,993	$135,397
Net investment income	$3,235	$2,607	$5,785	$6,579
Ratio of total expenses, net to average net assets (5)(7)	19.2%	25.2%	19.4%	24.0%
Ratio of total expenses and loss on extinguishment of debt to average net assets(5)(11)	19.2%	25.2%	20.7%	24.1%
Ratio of net investment income to average net assets (5)(8)	7.6%	7.9%	7.0%	9.1%
Ratio of loss on extinguishment of debt to average net assets(9)	—%	—%	1.4%	0.1%
Portfolio turnover (6)	12.7%	1.6%	25.3%	15.0%
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(9)Not annualized.
(10)Common stock issued through DRIP.
(11)Ratio of total expenses and loss on extinguishment of debt before incentive fee waiver to average net assets was 24.7% for the six months ended June 30, 2020.

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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may be affected by SBIC I LP's distributions to the Company, which are governed by SBA regulations and currently require the prior approval of the SBA. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. Net assets of SBIC I LP were $123,913, and consolidated cash at June 30, 2021 includes $15,747 held by SBIC I LP, of which $12,078 was available for distribution to the Company with the prior consent of the SBA. Net Assets of OFSCC-FS were $89,133, and consolidated cash at June 30, 2021 includes $5,875 held by OFSCC-FS, of which $-0- was available for distribution to the Company.
The following table summarizes distributions declared and paid for the six months ended June 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six Months Ended June 30, 2020
March 11, 2020	March 24, 2020	March 31, 2020	$0.34	$4,484	15,693	$64
May 4, 2020	June 23, 2020	June 30, 2020	0.17	2,244	7,165	32
			$0.51	$6,728	$22,858	$96
Six Months Ended June 30, 2021
March 2, 2021	March 24, 2021	March 31, 2021	$0.20	$2,655	3,103	$27
May 11, 2021	June 23, 2021	June 30, 2021	0.22	2,918	3,273	33
			$0.42	$5,573	$6,376	$60
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table summarizes shares of common stock repurchased under the Stock Repurchase Program during the six months ended June 30, 2021 and 2020, respectively.

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share
Six Months Ended June 30, 2020
January 1, 2020 through March 31, 2020	—	$—	$—
April 1, 2020 through June 30, 2020	—	$—	$—

Six Months Ended June 30, 2021
January 1, 2021 through March 31, 2021	700	$5	$6.70
April 1, 2021 through June 30, 2021	—	$—	$—

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Period Ended June 30, 2021
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2020, Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2021, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$20	$689	$—	$—	$689	$7,822	$218	$(52)	$7,988
	Common Equity	—	1,084	—	136	—	136	2,990	1,084	—	4,074
		—	1,104	689	136	—	825	10,812	1,302	(52)	12,062

Total Control Investment		—	1,104	689	136	—	825	10,812	1,302	(52)	12,062
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	(46)	14	—	—	14	9,258	13	(2,296)	6,975
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(46)	14	—	—	14	9,258	13	(2,296)	6,975

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	194	644	—	—	644	13,744	212		13,956
	Common Equity (6)	—	(20)	—	—	—	—	3,420	—	(20)	3,400
		—	174	644	—	—	644	17,164	212	(20)	17,356

Contract Datascan Holdings, Inc.	Preferred Equity (7)	—	97	—	—	—	—	2,690	97	—	2,787
	Common Equity (6)	—	(5)	—	—	—	—	46	—	(5)	41
		—	92	—	—	—	—	2,736	97	(5)	2,828

DRS Imaging Services, LLC	Common Equity (6)	—	(490)	—	—	—	—	1,749	—	(490)	1,259

Master Cutlery, LLC	Subordinated Loan (6)	—	380	—	—	—	—	346	380	(39)	687
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	380	—	—	—	—	346	380	(39)	687

NeoSystems Corp.	Preferred Equity (7)	—	899	—	106	—	106	2,250	1,005	—	3,255

Pfanstiehl Holdings, Inc	Common Equity	—	13,015	—	—	—	—	36,221	13,015	—	49,236

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Period Ended June 30, 2021
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2020, Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2021, Fair Value (5)

Professional Pipe Holdings, LLC	Senior Secured Loan	$—	$(67)	$358	$—	$—	$358	$6,086	$65	$(633)	$5,518
	Common Equity (6)	—	(359)	—	—	—	—	1,208	—	(359)	849
		—	(426)	358	—	—	358	7,294	65	(992)	6,367

TalentSmart Holdings, LLC	Common Equity (6)	—	(295)	—	—	—	—	1,306	—	(295)	1,011

TRS Services, Inc.	Preferred Equity (6)	—	(48)	—	—	—	—	915	—	(48)	867
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(48)	—	—	—	—	915	—	(48)	867

TTG Healthcare, LLC	Senior Secured Loan	—	173	844	—	37	881	19,530	180	(98)	19,612
	Preferred Equity (6)	—	(37)	—	—	—	—	4,077	—	(37)	4,040
		—	136	844	—	37	881	23,607	180	(135)	23,652

Total Affiliate Investments		—	13,391	1,860	106	37	2,003	102,846	14,967	(4,320)	113,493
Total Control and Affiliate Investments		$—	$14,495	$2,549	$242	$37	$2,828	$113,658	$16,269	$(4,372)	$125,555
(1)Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in income for the six months ended June 30, 2021, during which an investment was included in the Control Investment or Affiliate Investment categories.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events Not Disclosed Elsewhere
On August 3, 2021, the Board declared a distribution of $0.24 per share for the third quarter of 2021, payable on September 30, 2021 to stockholders of record as of September 23, 2021.
COVID-19
The Company evaluated events subsequent to June 30, 2021 through August 5, 2021. The Company is continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts its portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the outbreak of the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
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
Overview
Key performance metrics are presented below:

	June 30, 2021	March 31, 2021
Net asset value per common share	$13.42	$11.96

	Three Months Ended		Six Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Net investment income per common share	$0.24	$0.19	$0.43	$0.49
Net increase (decrease) in net assets resulting from operations per common share	1.67	0.31	1.98	(1.83)
Distributions paid per common share	0.22	0.2	0.42	0.51
Net investment income per share increased $0.05 from the prior quarter primarily due to an approximate $0.08 increase in net interest margin—total interest income less interest expense—per share due to higher interest income, which accounted for $0.03 of the increase, and lower interest expense, which accounted for $0.05 of the increase. The growth in interest income was principally attributable to our investments in Structured Finance Notes, which contributed $0.03 to the increase in net interest margin per share, resulting from the deployment of $21.9 million into these investments in the first half of the year. The remainder of the increase in interest income is attributable to accelerations of Net Loan Fees from loan prepayments. Our prior quarter net investment income included interest costs of approximately $564,000, or $0.04 per share, incurred for both the newly issued $125.0 million of Unsecured Notes Due February 2026 and the $98.5 million of redeemed Unsecured Notes Due April 2025 and October 2025. The increase in net interest margin during the quarter ended June 30, 2021 was partially offset by increases in management and incentive fees of $0.04 per share.
As of June 30, 2021 and December 31, 2020, floating rate loans at fair value, excluding Structured Finance Notes, were 97% and 96% of our debt portfolio, respectively, and fixed rate loans at fair value were 3% and 4% of this portfolio, respectively. Structured Finance Notes generally do not carry a stated rate of interest, but the loan portfolios underlying these investments are generally variable rate debt. The weighted average yield on debt and Structured Finance Notes investments, declined to 8.91% as of June 30, 2021 from 9.01% as of March 31, 2021, due to our continued focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile. As of June 30, 2021, approximately 93% of our debt is fixed rate and bears a weighted-average interest cost of 5.07%.
During the three months ended June 30, 2021, our portfolio experienced net gains of $19.2 million, or $1.43 per share, principally due to a $18.3 million, or a6.8%, improvement in the fair values of our directly originated debt and equity investments. The net appreciation in our directly originated investments was primarily attributable to a $12.1 million improvement on our common equity in Pfanstiehl Holdings, Inc., as well as a $3.5 million improvement on our subordinated debt investment in Eblens Holdings, Inc., in each case, as a result of improved operating results. Pfanstiehl Holdings, Inc., a a global manufacturer of high-purity pharmaceutical ingredients, accounted for 10.2% of our portfolio at fair value, and 27.4% of our consolidated net assets as of June 30, 2021. We also experienced net appreciation of $0.7 million in our Structured Finance Note investments, due to the increase in the value of our Apex Credit CLO 2020 Ltd. and Madison Park Funding XXIII, Ltd. investments. The fair value of our investments in broadly syndicated loans were relatively unchanged, consistent with major syndicated loan indices.
Since OFS Advisor implemented its business continuity plan in mid-March 2020, OFS Advisor's entire team has effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.
OFS Advisor has actively monitored our portfolio companies throughout this period of economic uncertainty, which has included assessments of our portfolio companies' operational and liquidity outlook. During the three months ended June 30, 2021, we provided revolving and delayed draw term facilities with total commitments of $6.0 million to four portfolio companies and amended a senior secured loan, which resulted in an increased spread. As of June 30, 2021, we have unfunded commitments of $11.0 million to eight portfolio companies. During the three months ended June 30, 2021, we purchased Structured Finance Notes for an aggregate cost of $15.7 million and completed $44.6 million in Portfolio Company Investments.
At June 30, 2021, our asset coverage ratio of 179% was within minimum asset coverage requirements under the 1940 Act, and we remained in compliance with all applicable financial thresholds under our outstanding debt. As of June 30, 2021, we had an unused commitment of $25.0 million under our PWB Credit Facility, as well as an unused commitment of $125.9 million under our BNP Facility, both subject to a borrowing base and other covenants. Based on our portfolio's fair value and our equity capital at June 30, 2021, we could access these available lines of credit for $129.0 million and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and expect to continue to selectively deploy capital in new investment opportunities in this challenging environment.
On August 3, 2021, the Board declared a distribution of $0.24 per share for the third quarter of 2021, payable on September 30, 2021 to stockholders of record as of September 23, 2021.
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
We are also subject to financial risks, including changes in market interest rates. As of June 30, 2021, approximately $345 million (principal amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based, and many of which are subject to reference-rate floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased, primarily in the second quarter of 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on our portfolio investments, a decrease in our operating expenses, including with respect to our Income Incentive Fee, or a decrease in the interest rate of our floating interest rate liabilities indexed to LIBOR. As of June 30, 2021, the majority of our variable rate debt investments are subject to the base rate floor, partially mitigating the impact of the recent decrease in LIBOR on our gross investment income.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at June 30, 2021 (dollar amounts in thousands):

Investment Type	Fair Value at June 30, 2021	Range of Fair Value
		Low-end	High-end
Debt investments:
Senior secured	$305,930	$302,945	$309,024
Senior secured (valued at Transaction Prices)	11,718	11,718	11,718
Subordinated	17,207	16,701	17,713

Structured Finance Notes:
Subordinated notes	65,452	$63,588	67,318
Mezzanine debt	2,793	2,746	2,840

Equity investments:
Preferred equity	12,289	10,877	13,648
Common equity, warrants and other	68,637	64,369	74,436
	$484,026	$472,944	$496,697
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
    Effective January 1, 2020, OFS Advisor agreed to further reduce the base management fee attributable to all of the OFSCC-FS Assets, without regard to the Company’s asset coverage. The agreement reduced the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. This agreement was renewed for the 2021 calendar year on February 16, 2021.

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
Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2021, the fair value of our debt investment portfolio totaled $334.9 million in 61 portfolio companies, of which 95% and 5% were senior secured loans and subordinated loans, respectively. As of June 30, 2021, we had equity investments in 22 portfolio companies with a fair value of approximately $80.9 million. We also have sixteen investments in Structured Finance Notes with a fair value of $68.2 million. We had unfunded commitments of $11.0 million to eight portfolio companies at June 30, 2021. Set forth in the tables and charts below is selected information with respect to our portfolio as of June 30, 2021 and December 31, 2020.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of June 30, 2021, and December 31, 2020 (dollar amounts in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$172,281	$160,426	$190,627	$172,249
SBIC I LP	176,405	203,295	191,192	190,573
OFSCC-FS	109,785	109,776	67,781	68,037
OFSCC-MB	10,106	10,529	11,423	11,464
Total investments	$468,577	$484,026	$461,023	$442,323

    Portfolio Yields
The weighted average yield on total investments(1) was 8.36% and 8.56% at June 30, 2021 and December 31, 2020, respectively. The following table displays the composition of our performing debt investment and Structured Finance Note portfolio by yield range and its weighted average yields as of June 30, 2021, and December 31, 2020:

	June 30, 2021				December 31, 2020
Yield Range	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated	Structured Finance
	Debt	Debt	Notes	Total	Debt	Debt	Notes	Total
Less than 8%	45.5%	—%	—%	35.8%	29.5%	—%	1.4%	24.0%
8% - 10%	40.9	—	1.4	32.5	52.0	—	1.4	42.2
10% - 12%	10.5	—	9.8	9.9	13.5	—	—	10.9
12% - 14%	3.1	53.2	24.5	8.9	3.4	53.6	12.5	7.0
Greater than 14%	—	46.8	64.3	12.9	1.6	46.4	84.7	15.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (2)	8.08%	14.06%	16.52%	9.77%	8.92%	14.88%	16.56%	10.27%
Weighted average yield - total debt and Structured Finance Note investments (3)	7.66%	6.32%	16.52%	8.91%	8.38%	5.53%	16.56%	9.15%
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
The weighted average yield on performing portfolio company debt securities, including Structured Finance Notes, decreased to 9.77% at June 30, 2021 from 10.27% at December 31, 2020, primarily due to the 8.0% weighted average yield on new debt investments and Structured Finance Notes. During the six months ended June 30, 2021, we purchased approximately $75.3 million in debt securities, primarily in lower-yielding, first lien senior secured loans to larger borrowers, with a weighted average yield of 6.4%. The weighted average yield on total debt, including Structured Finance Notes, decreased to 8.91% at June 30, 2021 from 9.15% at December 31, 2020.
As of June 30, 2021 and December 31, 2020, floating rate loans at fair value, excluding Structured Finance Notes, were 97% and 96% of our debt portfolio, respectively, and fixed rate loans at fair value were 3% and 4% of this portfolio, respectively.
The weighted average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$331,982	$317,648	$325,647	$306,304
Subordinated debt investments	37,944	17,207	45,409	15,067
Preferred equity	16,232	12,289	18,648	11,543
Common equity, warrants and other	14,887	68,637	15,459	52,984
Total Portfolio Company Investments	$401,045	$415,781	$405,163	$385,898
Total number of portfolio companies	75	75	62	62
(1)    Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $36,036 and $36,982, respectively, at June 30, 2021, and $55,776 and $56,217, respectively, at December 31, 2020.
    At June 30, 2021, 95% and 66% of our loan portfolio and total portfolio, respectively, consisted of senior secured loans, based on fair value. Approximately 76% of our Portfolio Company Investments at fair value are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structures may provide greater downside protection against adverse economic changes, including those caused by the COVID-19 pandemic.
As of June 30, 2021, the three largest industries of our Portfolio Company Investments by fair value, were (1) Manufacturing (26.3%), (2) Professional, Scientific, and Technical Services (16.7%), and (3) Wholesale Trade (13.5%), totaling approximately 56.5% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
As of June 30, 2021, our common equity in Pfanstiehl Holdings, Inc. based on its fair value of $49.2 million, $49.0 million of which representing an unrealized gain, accounts for 10.2% of our total portfolio at fair value, or 27.4% of total net assets. Since December 31, 2020 and December 31, 2019, Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, has appreciated $13.0 million and $37.3 million, respectively, primarily due to improved operating results, as well as multiple expansion in the pharmaceutical industry.
The following table presents our debt investment portfolio by investment size as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
Up to $4,000	$49,367	13.3%	$30,427	8.2%	$49,644	14.8%	$33,149	10.3%
$4,001 to $7,000	79,557	21.5	72,030	19.4	81,400	24.3	68,939	21.5
$7,001 to $10,000	36,549	9.9	51,874	14.0	35,920	10.7	43,735	13.6
$10,001 to $13,000	10,810	2.9	21,013	5.7	23,318	7.0	33,470	10.4
Greater than $13,000	193,643	52.4	195,711	52.7	144,573	43.2	142,078	44.2
Total	$369,926	100.0%	$371,055	100.0%	$334,855	100.0%	$321,371	100.0%

Investment Activity
The following is a summary of our Portfolio Company Investment activity for the three and six months ended June 30, 2021 (dollar amounts in millions):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$26.5	$—	$62.8	$—
Investments in existing portfolio companies
Follow-on investments	18.0	—	44.2	—
Restructured investments	—	—	—	—
Delayed draw and revolver funding	—	—	—	—
Total investments in existing portfolio companies	18.0	—	44.2	—
Total investments in new and existing portfolio companies	$44.5	$—	$107.0	$—
Number of new portfolio company investments	13	—	31	—
Number of existing portfolio company investments	8	—	17	—

Proceeds/redemptions from principal payments/ equity investments	52.2	—	100.8	—
Proceeds from investments sold or redeemed	9.7	—	10.3	—
Total proceeds from principal payments, equity distributions and investments sold	$61.9	$—	$111.1	$—
Notable investments in new portfolio companies during the six months ended June 30, 2021, include KNS Acquisition Corp. ($5.0 million senior secured loan), Baymark Health Services, Inc. ($4.9 million senior secured loan), Electrical Components International, Inc. ($5.6 million senior secured loan), and TruGreen Limited Partnership ($4.7 million senior secured loan).
During the six months ended June 30, 2021, the weighted-average yield of new debt in Portfolio Company Investment companies was 6.4%.
During the six months ended June 30, 2021, we also invested $21.9 million in Structured Finance Notes with a weighted average annual effective yield of 16.8%.

The following is a summary of our Portfolio Company Investment activity for the three and six months ended June 30, 2020 (dollar amounts in millions):

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
During the six months ended June 30, 2020, the weighted-average yield of direct debt investments in new portfolio companies was 8.5%.
During the six months ended June 30, 2020, we also invested $12.8 million in Structure Finance Notes with a weighted average annual effective yield of 19.6%.
Non-cash investment activity
On June 11, 2021, My Alarm Center, LLC’s bankruptcy plan became effective and our equity interests were cancelled. For the six months ended June 30, 2021, the Company recognized a realized loss of $3.1 million, of which $3.0 million was recognized as an unrealized loss as of December 31, 2020.
On March 27, 2020, our debt investment in Constellis Holdings, LLC was restructured. We converted our non-accrual debt investment into 20,628 shares of common equity. The fair value of the 20,628 shares of common equity received was $0.7 million, which we recognized as the investment's cost.

Risk Monitoring
We categorize direct investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Notes, by credit risk rating as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	June 30, 2021		December 31, 2020
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	309,149	92.3	263,934	82.2
4 (Special Mention)	17,950	5.4	45,302	14.1
5 (Substandard)	6,975	2.1	11,684	3.6
6 (Doubtful)	781	0.2	451	0.1
7 (Loss)	—	—	—	—
	$334,855	100.0%	$321,371	100.0%
Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized gains on the sale of investments, as well as changes in risk categories. During the six months ended June 30, 2021, debt investments with an aggregate cost and fair value of $17.1 million and $16.4 million, respectively, had risk rating upgrades from risk category 4 to risk category 3, and a debt investment with a cost and fair value of $16.1 million and $0.1 million, respectively, had a risk rating downgrade from risk category 5 to risk category 6.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. No new loans were placed on non-accrual status during the six months ended June 30, 2021. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $38.2 million and $7.8 million, respectively, at June 30, 2021, and $48.1 million and $12.1 million, respectively, at December 31, 2020. During the six months ended June 30, 2021, Community Intervention Services, Inc., a non-accrual loan since September 30, 2016 with a cost of $7.6 million was sold for $0.1 million.
Structured Finance Notes
The following table summarizes the composition of our Structured Finance Notes as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$64,901	$65,452	$54,280	$54,724
Mezzanine bonds	2,631	2,793	1,580	1,701
Total Structured Finance Notes	$67,532	$68,245	$55,860	$56,425
As of June 30, 2021, the weighted average yield on Structured Finance Notes remained stable at 16.52%, compared to 16.56% at December 31, 2020.
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
Comparison of the three months ended June 30, 2021 and March 31, 2021 and comparison of the six months ended June 30, 2021 and 2020
Consolidated operating results for the three months ended June 30, 2021 and March 31, 2021 and the six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Investment income
Interest income:
Cash interest income	$6,972	$6,837	$13,809	$18,299
Net Loan Fee amortization	857	573	1430	817
Accretion of interest income on Structured Finance Notes	2,392	2,278	4,670	2,626
Other interest income	—	12	12	54
Total interest income	10,221	9,700	19,921	21,796
PIK income:
PIK interest income	397	440	837	829
Preferred equity PIK dividends	59	47	106	343
Total PIK income	456	487	943	1,172
Dividend income:
Common and preferred equity cash dividends	136	—	136	100
Total dividend income	136	—	136	100
Fee income:
Syndication fees	439	217	656	378
Prepayment and other fees	164	86	251	405
Total fee income	603	304	907	783
Total investment income	11,416	10,491	21,907	23,851
Total expenses, net	8,181	7,941	16,122	17,272
Net investment income	3,235	2,550	5,785	6,579
Net gain (loss) on investments	19,206	3,923	23,129	(30,932)
Loss on extinguishment of debt	—	(2,299)	(2,299)	(149)
Net increase (decrease) in net assets resulting from operations	$22,441	$4,174	$26,615	$(24,502)

Interest and PIK income by debt investment type for the three months ended June 30, 2021 and March 31, 2021 and six months ended June 30, 2021 and 2020, is summarized below (in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Interest income and PIK interest income:
Senior secured debt investments	$7,580	$7,202	$14,782	$18,084
Subordinated debt investments	646	660	1,306	1,911
Structured Finance Notes	2,392	2,278	4,670	2,630
Total interest income and PIK interest income	10,618	10,140	20,758	22,625
Less Net Loan Fees accelerations	(551)	(342)	(893)	(235)
Recurring interest income and PIK interest income	$10,067	$9,798	$19,865	$22,390
Investment Income
Other than acceleration of Net Loan Fees (PIK interest income and the accretable yield on Structured Finance Notes) recognized upon the repayment of a loan, we consider our interest income on direct debt investments to portfolio companies to be recurring in nature. Such recurring interest income and PIK interest income increased $0.3 million during the three months ended June 30, 2021 compared to the prior quarter, primarily due to a $10.9 million increase in the average outstanding performing loan balance. Recurring interest income decreased $2.5 million during the six months ended June 30, 2021 compared to the corresponding period in the prior year, primarily due to a $3.1 million decrease in the average outstanding performing loan balance, partly offset by a $0.6 million increase from a 30 basis point increase in the recurring earned yield.
During the three months ended June 30, 2021, dividend income increased $0.1 million due to a distribution from our equity investment in MTE Holding Corp.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees are considered non-recurring and generally result from periodic transactions rather than from holding portfolio investments. Syndication fees, which are recognized when OFS Advisor sources, structures, and arranges the lending group, and for which we are additionally compensated, increased to $0.4 million for the three months ended June 30, 2021 compared to $0.2 million for the three months ended March 31, 2021. Total fee income for the six months ended June 30, 2021 compared to the corresponding period in the prior year, increased from $0.8 million to $0.9 million primarily due to an increase in syndication fees.
Expenses
Operating expenses for the three months ended June 30, 2021 and March 31, 2021 and six months ended June 30, 2021 and 2020, are presented below (in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Interest expense	$4,241	$4,825	$9,066	$9,853
Management fee	1,876	1,834	3,710	3,888
Incentive fee	809	—	809	1,098
Professional fees	489	387	876	1,108
Administration fee	439	568	1,007	1,020
General and administrative expenses	327	327	654	746
Total expenses before incentive fee waiver	8,181	7,941	16,122	17,713
Incentive fee waiver	—	—	—	(441)
Total expenses, net of incentive fee waiver	$8,181	$7,941	$16,122	$17,272
Interest expense for the three months ended June 30, 2021 decreased $0.6 million compared to the preceding quarter, primarily due to interest costs of approximately $564,000 incurred for both the newly issued $125.0 million of Unsecured Notes Due February 2026 and the $98.5 million of redeemed Unsecured Notes Due April 2025 and October 2025. Interest expense for the six months ended June 30, 2021 decreased $0.8 million compared to the corresponding period in the prior year, primarily due to a $20.9 million decrease in the weighted average debt balance.
Management fee expense for the three months ended June 30, 2021 remained stable compared to the prior quarter consistent with changes in total assets. Management fee expense for the six months ended June 30, 2021 decreased $0.2 million compared to the corresponding period in the prior year consistent with changes in total assets.
The incentive fees earned by OFS Advisor for the three months ended June 30, 2021 increased $0.8 million compared to the prior quarter due to an increase in net interest margin. Pre-incentive fee net investment income did not exceed the performance hurdle for incentives in the three months ended March 31, 2021. Incentive fee expense for the six months ended June 30, 2021 before taking into account the incentive fee waiver during the three months ended March 31, 2020, decreased $0.3 million compared to the corresponding period in the prior year, primarily due to the decrease in net interest margin during the first quarter of 2021.
Professional fees for the three months ended June 30, 2021 increased $0.1 million compared to the prior quarter. Professional fees for the six months ended June 30, 2021 decreased $0.2 million compared to the corresponding period in the prior year due to a decrease in valuation services.
Administration fee expense for the three months ended June 30, 2021 decreased $0.1 million compared to the prior quarter due to allocations related to year-end administrative services, including audit support during the first quarter of 2021. Administration fee expense for the six months ended June 30, 2021 remained stable with the corresponding period in the prior year.
General and administrative expenses for the three months ended June 30, 2021 remained stable with the prior quarter. General and administrative expenses decreased $0.1 million over the prior year primarily due to tax expenses in the corresponding period in the prior year.
Net realized and unrealized gain (loss) on investments
Net gain (loss), inclusive of realized and unrealized gains (losses), by investment type for the three months ended June 30, 2021 and March 31, 2021 and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Senior secured debt	$918	$3,880	4,796	$(23,368)
Subordinated debt	3,513	(1,442)	2,071	(7,590)
Preferred equity	(81)	721	640	(2,669)
Common equity, warrants and other	14,371	1,373	15,744	5,986
Structured Finance Notes	690	(543)	147	(3,707)
Deferred income tax benefit (expense)	(205)	(66)	(269)	416
Total net gain (loss) on investments	$19,206	$3,923	$23,129	$(30,932)
Net gain on investments for the three months ended June 30, 2021 and March 31, 2021
Three months ended June 30, 2021
Our portfolio experienced net gains of $19.2 million in the second quarter of 2021, principally due to a $18.3 million, or 6.8%, improvement in the fair values of our directly originated debt and equity investments. Net gains for the quarter include realized losses of $10.8 million primarily on the sale of our subordinated debt investment in Community Intervention Services, LLC and the write-off of equity interests in My Alarm Center, LLC, which were substantially recognized as unrealized losses in prior fiscal years.
During the three months ended June 30, 2021, our senior secured debt remained stable with the prior quarter and experienced net gains of $0.9 million.
The net appreciation of $3.5 million on our subordinated debt investments in the second quarter of 2021 was primarily attributable to a $3.5 million improvement on our debt investment in Eblens Holdings, Inc. .
The net gains on our common equity in the second quarter of 2021 was primarily attributable to the $12.1 million improvement in Pfanstiehl Holdings, Inc.

Three months ended March 31, 2021
In the first quarter of 2021, our portfolio experienced net gains of $3.9 million, primarily as a result of performance improvements in our directly originated debt and equity investments, resulting in net unrealized appreciation.
In the first quarter of 2021, the net appreciation on our senior secured debt investments was primarily attributable to a $1.5 million improvement on our debt investment in Wastebuilt Environmental Solutions LLC. We also experienced general appreciation in our senior secured investments as a result of credit spread tightening observed in the market, leading to a 31 basis point reduction in the weighted average discount rates utilized in our discounted cash flow fair value models.
First quarter 2021 net losses in our subordinated debt investments was principally due to a decrease of $2.3 million in the fair value of our subordinated debt investment in Online Tech Stores LLC, resulting from further degradation of performance at that company.
Net gain on investments for the six months ended June 30, 2021 and 2020
Six months ended June 30, 2021
Our portfolio experienced net gains of $23.1 million during the six months ended June 30, 2021, principally due to a $22.6 million net gain on our directly originated debt and equity investments. During the six months ended June 30, 2021, our common equity investment in Pfanstiehl Holdings, Inc. and our subordinated debt investment in Eblens Holdings, Inc. had unrealized appreciation of $13.0 million and $4.0 million, respectively.
Six months ended June 30, 2020
Our portfolio experienced net unrealized losses of $20.9 million during the six months ended June 30, 2020, primarily due to the adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy, and the related declines in quoted loan prices. Additionally, we incurred realized losses of $10.0 million, primarily due to the loss of $9.1 million on the restructuring of our debt investment in Constellis Holdings, LLC, which was fully recognized as an unrealized loss as of December 31, 2019.
Loss on Extinguishment of Debt
During the six months ended June 30, 2021, we prepaid $9.8 million of SBA debentures and redeemed $98.5 million of unsecured notes, and, as a result, we recognized losses on extinguishment of debt of $2.3 million related to the charge-off of deferred borrowing costs on these instruments.
During the six months ended June 30, 2020, we prepaid $16.1 million of SBA debentures, and recognized losses on extinguishment of debt of $0.1 million related to the charge-off of deferred borrowing costs.
Liquidity and Capital Resources
At June 30, 2021, we held cash of $35.2 million, which includes $15.7 million held by SBIC I LP, our wholly owned SBIC, and $5.9 million held by OFSCC-FS. Our use of cash held by SBIC I LP may be restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings or regulatory capital of SBIC I LP, and require the prior approval of the SBA. During the six months ended June 30, 2021, the Parent received a return of capital distribution of $19.1 million from SBIC I LP. The Company is limited to follow-on investments in current portfolio companies held through SBIC I LP. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the six months ended June 30, 2021, the Parent received $1.9 million in cash distributions from OFSCC-FS. As of June 30, 2021, cash available to be distributed from SBIC I LP and OFSCC-FS were $12.1 million and $-0-, respectively.
At June 30, 2021, we had an unused commitment of $25.0 million under our PWB Credit Facility, as well as an unused commitment of $125.9 million under our BNP Facility, both subject to a borrowing base requirements and other covenants. Based on fair values and equity capital at June 30, 2021, we could access available lines of credit for $129.0 million and remain in compliance with our asset coverage requirements. As of August 2, 2021, we had cash on hand of approximately $29.6 million. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
The Parent may make unsecured loans to SBIC I LP, the aggregate which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of June 30, 2021.

Sources and Uses of Cash
We generate operating cash flows from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments and payment of expenses. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment, as well as accreted interest income on Structured Finance Notes, which may not coincide with cash distributions from these investments. As discussed in "Item 1.–Financial Statements–Note 3," we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which may include investment income that we have not received in cash. In addition, we must distribute substantially all of our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving line of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash from net investment income(1)	$5,925	$4,245
Net (purchases and originations)/repayments and sales of portfolio investments(1)	(8,099)	41,627
Net cash provided by (used in) operating activities	(2,174)	45,872

Distributions paid to stockholders(2)	(5,573)	(6,728)
Net payments under lines of credit	(8,000)	(4,700)
Repayment of SBA debentures	(9,765)	(16,110)
Proceeds from unsecured notes offering, net of discounts	121,791	—
Redemption of unsecured notes	(98,525)	—
Other financing activities	(303)	—
Net cash used in financing activities	(375)	(27,538)
Increase (decrease) in cash	$(2,549)	$18,334
(1)    Net (purchases and originations)/repayments and sales of portfolio investments includes purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable form investments purchased as reported in our statements of cash flows, as well as the excess of proceeds from distributions received from structured finance notes over accretion of interest income on structured finance notes. Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows. Certain amounts in the prior year have been reclassified to conform with the current year presentation.
(2)    The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year.
Cash from net investment income
Cash from net investment income increased $1.7 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, principally due to a $1.0 million increase in the excess distributions received from our investments in Structured Finance Notes over the accretion of interest income on such Structured Finance Note investments.
Net (purchases and originations)/repayments and sales of portfolio investments
During the six months ended June 30, 2021, net purchases and originations of portfolio investments of 8.1 million were primarily due to $120.9 million of cash we used to purchase portfolio investments, offset by $117.5 million of cash we received from amortized cost repayments and sales on our portfolio investments. During the six months ended June 30, 2020, net purchases and originations of portfolio investments of $41.6 million were primarily due to $80.2 million of cash we used to purchase portfolio investments, offset by $124.5 million of cash we received from amortized cost repayments and sales on our portfolio investments. See "—Portfolio Composition and Investment Activity–Investment Activity."
Borrowings
SBA Debentures
SBIC I LP’s SBIC license allowed it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. As of June 30, 2021 and 2020, SBIC I LP had outstanding debentures of $95.5 million and $133.8 million, respectively.
On a stand-alone basis, SBIC I LP held $219.5 million and $223.8 million in total assets at June 30, 2021 and December 31, 2020, respectively, which accounted for approximately 42% and 46% of the Company’s total consolidated assets, respectively.
    As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP intends, over time, to pay its outstanding SBA debentures prior to their scheduled maturity dates. Under a plan approved by the SBA, we will only make follow-on investments in current portfolio companies held by SBIC I LP. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. During the six months ended June 30, 2021, SBIC I LP prepaid $9.8 million of SBA debentures that were contractually due September 1, 2022 and September 1, 2024. We recognized a loss on extinguishment of debt of $0.1 million related to the charge-off of deferred borrowing costs on the prepaid debentures.
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
    As of June 30, 2021, we had no outstanding balance and an unused commitment of $25.0 million under the PWB Credit Facility, subject to a borrowing base and other covenants.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of June 30, 2021, we were in compliance with the applicable covenants under the PWB Credit Facility.
Unsecured Notes
On February 10, 2021, we closed the public offering of $100.0 million aggregate principal amount of our 4.75% notes due 2026, and on March 18, 2021, we closed an additional public offering of $25.0 million aggregate principal amount of our 4.75% notes due 2026 (the "Unsecured Notes Due February 2026"). The total net proceeds to us from the Unsecured Notes Due February 2026, after deducting underwriting fees of $3.2 million and offering expenses of $0.3 million, was approximately $121.5 million. The Unsecured Notes Due February 2026 bear an effective interest rate, including amortization of deferred debt issuance costs, of 5.32%. The Unsecured Notes Due February 2026 will mature on February 10, 2026, and we may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at our option at par plus a "make-whole" premium, if applicable. The Unsecured Notes Due February 2026 bear interest at a rate of 4.75% per year payable semi-annually in arrears on February 10 and August 10 of each year, commencing on August 10, 2021.
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
BNP Facility
     On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $24.1 million was drawn as of June 30, 2021. Borrowings under the BNP Facility bear interest based on LIBOR for the relevant interest period, plus an applicable spread. The effective interest rate on the BNP Facility was 6.06% at June 30, 2021. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. The unused commitment under the BNP Facility was $125.9 million as of June 30, 2021. As of June 30, 2021, we were in compliance with the applicable covenants.
    On a stand-alone basis, OFSCC-FS held approximately $116.9 million and $72.4 million in total assets at June 30, 2021 and December 31, 2020, respectively, which accounted for approximately 22% and 15% of our total consolidated assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. As of June 30, 2021, approximately 85% of our investments were qualifying assets.
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
The following table summarizes shares of common stock repurchased under the Stock Repurchase Program during the six months ended June 30, 2021 (in thousands).

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share
January 1, 2021 through March 31, 2021	700	$5	$6.70
April 1, 2021 through June 30, 2021	—	$—	$—
    As of June 30, 2021, the aggregate amount outstanding of the senior securities issued by us was $228.4 million, for which our asset coverage was 179%. The Small Business Administration Debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
    As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 15, 2021, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale).
Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of June 30, 2021 (in thousands):

	Payments due by period
Contractual Obligation (1)	Total	Less than year	1-3 years (2)	4-5 years (2)	After 5 years (2)
PWB Credit Facility	$—	$—	$—	$—	$—
Unsecured Notes	204,325	—	25,000	125,000	54,325
SBA Debentures	95,505	—	7,000	88,505	—
BNP Facility	24,050	—	—	24,050	—
Total(3)	$323,880	$—	$32,000	$237,555	$54,325
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
(3)63% of the outstanding debt is unsecured.
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
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2021, we had $11.0 million in unfunded commitments to eight portfolio companies. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the PWB Credit Facility.
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
Recent Developments
    On August 3, 2021, our Board declared a distribution of $0.24 per share for the third quarter of 2021, payable on September 30, 2021 to stockholders of record as of September 23, 2021.
    We evaluated events subsequent to June 30, 2021 through August 5, 2021. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the outbreak of the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets. The U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, our net interest margin will be compressed and adversely affect our operating results. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
As of June 30, 2021, 97% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2021, a majority of our floating rate loans were based on a floating LIBOR, subject to its floor.
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. Our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and LIBOR, respectively, with effective interest rates of 5.02% and 6.06%, respectively, as of June 30, 2021.
Assuming that the interim and unaudited consolidated balance sheet as of June 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$48	$(64)	$(16)
50	121	(125)	(4)
75	231	(186)	45
100	609	(247)	362
125	1,254	(308)	946

Basis point decrease(1)	Interest income	Interest expense	Net change
25	$(65)	$41	$(24)
(1) Decreases in LIBOR beyond that presented would not result in a change to interest income or interest expense due to current LIBOR rates and a minimum base rate, or floor, that our debt investments and the PWB Credit Facility contain.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2021. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risk described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. The risks previously disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
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
We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended June 30, 2021, we issued 3,273 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $32,596.
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
During the three months ended June 30, 2021, no shares of common stock were repurchased on the open market under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amount in thousands except shares and per share amounts):

Period	Total Number of Shares Purchased (1)	Cost of Shares Purchased	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
May 22, 2018 through June 30, 2018	—	$—	$—	$10,000
July 1, 2018 through September 30, 2018	—	—	—	10,000
October 1, 2018 through December 31, 2018	300	3	10.29	9,997
January 1, 2019 through March 31, 2019	—	—	—	9,997
April 1, 2019 through June 30, 2019	—	—	—	9,997
July 1, 2019 through September 30, 2019	—	—	—	9,997
October 1, 2019 through December 31, 2019	—	—	—	9,997
January 1, 2020 through March 31, 2020	—	—	—	9,997
April 1, 2020 through June 30, 2020	—	—	—	9,997
July 1, 2020 through September 30, 2020	—	—	—	9,997
October 1, 2020 through December 31, 2020	—	—	—	9,997
January 1, 2021 through March 31, 2021	700	5	6.70	9,992
April 1, 2021 through June 30, 2021	—	—	—	9,992
(1)    Excludes shares purchased on the open market and reissued in order to satisfy the DRIP obligation.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
3.1	Certificate of Incorporation of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	Form 10-K	March 26, 2013
3.3	Bylaws of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2021	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer