Form 10-Q
period 2021-09-30
OFS Capital Corp
filed 2021-11-05
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	OFS	The Nasdaq Global Select Market
5.95% Notes due 2026	OFSSI	The Nasdaq Global Select Market
4.95% Notes due 2028	OFSSH	The Nasdaq Global Select Market

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 4, 2021 was 13,418,973.

OFS CAPITAL CORPORATION

Defined Terms
We have used "we," "us," "our," "our company" and "the Company" to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS

Term	Explanation or Definition
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate estimation method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SBIC I GP	OFS SBIC I GP, LLC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Secured Revolver Amendment	The amended Business Loan Agreement with Pacific Western Bank, as lender, dated February 17, 2021
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes	CLO mezzanine debt, CLO subordinated debt and CLO loan accumulation facility positions
Synthetic Rating Analysis	A discount rate estimation method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt
Transaction Price	The price in an arm's length transaction involving the same security
Unsecured Notes	The Unsecured Notes Due September 2023, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025, the Unsecured Notes Due October 2026, Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2025	The Company’s $48.5 million aggregate principal amount of 6.5% notes due October 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026, which will be redeemed on November 22, 2021
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028
Unsecured Notes Due September 2023	The Company’s $25.0 million aggregate principal amount of 6.25% notes due September 30, 2023, which were redeemed on November 1, 2021

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
•expectation that we will recognize loss on extinguishment of debt related to charge-off of deferred borrowing costs on the redemption of notes;
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
•the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•the impact of any new tax legislation on our investments, our stockholders, and our business;
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
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic, including those caused by variants of the virus, on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;
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
    Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in "Part II, Item 1A. Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $427,574 and $363,628, respectively)	$413,674	$328,665
Affiliate investments (amortized cost of $65,367 and $86,484, respectively)	99,460	102,846
Control investment (amortized cost of $11,160 and $10,911, respectively)	13,145	10,812
Total investments at fair value (amortized cost of $504,101 and $461,023, respectively)	526,279	442,323
Cash	6,999	37,708
Interest receivable	1,193	1,298
Prepaid expenses and other assets	2,750	2,484
Total assets	$537,221	$483,813

Liabilities
Revolving lines of credit	$45,900	$32,050
SBA debentures (net of deferred debt issuance costs of $599 and $1,088, respectively)	69,321	104,182
Unsecured notes (net of deferred debt issuance costs of $5,543 and $4,897 respectively)	198,782	172,953
Interest payable	1,927	3,176
Payable to adviser and affiliates (Note 3)	2,612	3,252
Payable for investments purchased	27,867	8,411
Accrued professional fees	261	495
Other liabilities	574	338
Total liabilities	347,244	324,857

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,418,973 and 13,409,559 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	134	134
Paid-in capital in excess of par	187,218	187,124
Total distributable earnings (losses)	2,625	(28,302)
Total net assets	189,977	158,956

Total liabilities and net assets	$537,221	$483,813

Number of shares outstanding	13,418,973	13,409,559
Net asset value per share	$14.16	$11.85

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income
Interest income:
Non-control/non-affiliate investments	$8,953	$8,289	$27,162	$26,119
Affiliate investments	864	1,735	2,724	5,938
Control investment	327	292	1,016	884
Total interest income	10,144	10,316	30,902	32,941
Dividend income:
Affiliate investments	37	45	143	488
Control investment	33	—	169	—
Total dividend income	70	45	312	488
Fee income:
Non-control/non-affiliate investments	50	80	920	844
Affiliate investments	325	3	362	16
Control investment	—	43	—	49
Total fee income	375	126	1,282	909
Total investment income	10,589	10,487	32,496	34,338
Expenses
Interest expense	4,234	4,448	13,300	14,301
Management fee	1,950	1,871	5,660	5,759
Incentive fee	102	234	911	1,332
Professional fees	354	422	1,230	1,530
Administration fee	335	436	1,342	1,456
Other expenses	379	364	1,033	1,110
Total expenses before incentive fee waiver	7,354	7,775	23,476	25,488
Incentive fee waiver (see Note 3)	—	—	—	(441)
Total expenses, net of incentive fee waiver	7,354	7,775	23,476	25,047
Net investment income	3,235	2,712	9,020	9,291
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	7	(33)	(10,743)	(10,046)
Net realized gain on affiliate investments	3,246	—	3,246	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes	1,581	4,649	20,965	(10,965)
Net unrealized appreciation on affiliate investments	4,340	10,120	17,731	6,316
Net unrealized appreciation (depreciation) on control investment	980	577	2,084	(924)
Net gain (loss) on investments	10,154	15,313	33,283	(15,619)
Loss on extinguishment of debt	(224)	(187)	(2,523)	(336)
Loss on impairment of goodwill	—	(1,077)	—	(1,077)
Net increase (decrease) in net assets resulting from operations	$13,165	$16,761	$39,780	$(7,741)

Net investment income per common share – basic and diluted	$0.24	$0.20	$0.67	$0.69
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.98	$1.25	$2.97	$(0.58)
Distributions declared per common share	$0.24	$0.17	$0.66	$0.68
Basic and diluted weighted average shares outstanding	13,415,276	13,399,767	13,412,125	13,389,830
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at January 1, 2020	—	$—	13,376,836	$134	$187,305	$(20,812)	$166,627
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	9,291	9,291
Net realized loss on investments	—	—	—	—	—	(10,046)	(10,046)
Loss on extinguishment of debt	—	—	—	—	—	(336)	(336)
Loss on impairment of goodwill	—	—	—	—	—	(1,077)	(1,077)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(5,573)	(5,573)
Tax reclassifications of permanent differences	—	—	—	—	(454)	454	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	29,566	—	128	—	128
Dividends declared	—	—	—	—		(9,102)	(9,102)
Net increase (decrease) for the nine month period ended September 30, 2020	—	—	29,566	—	(326)	(16,389)	(16,715)
Balances at September 30, 2020	—	$—	13,406,402	$134	$186,979	$(37,201)	$149,912

Balances at June 30, 2020	—	$—	13,399,694	$134	$187,437	$(52,174)	$135,397
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	2,712	2,712
Net realized loss on investments	—	—	—	—	—	(33)	(33)
Loss on extinguishment of debt	—	—	—	—	—	(187)	(187)
Loss on impairment of goodwill	—	—	—	—	—	(1,077)	(1,077)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	15,346	15,346
Tax reclassifications of permanent differences	—	—	—	—	(490)	490	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	6,708	—	32	—	32
Dividends declared	—	—	—	—	—	(2,278)	(2,278)
Net increase (decrease) for the three month period ended September 30, 2020	—	—	6,708	—	(458)	14,973	14,515
Balances at September 30, 2020	—	$—	13,406,402	$134	$186,979	$(37,201)	$149,912

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value

Balances at January 1, 2021	—	$—	13,409,559	$134	$187,124	$(28,302)	$158,956
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	9,020	9,020
Net realized loss on investments	—	—	—	—	—	(7,497)	(7,497)
Loss on extinguishment of debt	—	—	—	—	—	(2,523)	(2,523)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	40,780	40,780
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	10,114	—	99	—	99
Dividends declared	—	—	—	—	—	(8,853)	(8,853)
Common stock repurchased under stock repurchase program	—	—	(700)	—	(5)	—	(5)
Net increase for the nine month period ended September 30, 2021	—	—	9,414	—	94	30,927	31,021
Balances at September 30, 2021	—	$—	13,418,973	$134	$187,218	$2,625	$189,977

Balances at June 30, 2021	—	$—	13,415,235	$134	$187,179	$(7,320)	$179,993
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,235	3,235
Net realized gain on investments	—	—	—	—	—	3,253	3,253
Loss on extinguishment of debt	—	—	—	—	—	(224)	(224)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	6,901	6,901
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	3,738	—	39	—	39
Dividends declared	—	—	—	—	—	(3,220)	(3,220)
Net increase for the three month period ended September 30, 2021	—	—	3,738	—	39	9,945	9,984
Balances at September 30, 2021	—	$—	13,418,973	$134	$187,218	$2,625	$189,977
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$39,780	$(7,741)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	7,497	10,046
Loss on impairment of goodwill	—	1,077
Loss on extinguishment of debt	2,523	336
Net unrealized (appreciation) depreciation on investments, net of taxes	(40,780)	5,573
Amortization of Net Loan Fees	(1,835)	(1,006)
Amendment fees collected	132	54
Payment-in-kind interest and dividend income	(1,390)	(1,610)
Accretion of interest income on Structured Finance Notes	(7,315)	(4,141)
Amortization of debt issuance costs	1,438	1,258
Amortization of intangible asset	166	152
Purchase and origination of portfolio investments	(193,285)	(80,990)
Proceeds from principal payments on portfolio investments	125,085	60,071
Proceeds from sale or redemption of portfolio investments	17,840	67,409
Proceeds from distributions received from Structured Finance Notes	9,468	4,614
Changes in operating assets and liabilities:
Interest receivable	105	559
Interest payable	(1,249)	(1,450)
Payable to adviser and affiliates	(640)	(1,333)
Receivable for investment sold	—	(1,453)
Payable for investments purchased	19,456	(8,770)
Other assets and liabilities	(94)	(160)
Net cash provided by (used in) operating activities	(23,098)	42,495

Cash flows from financing activities
Distributions paid to stockholders	(8,754)	(8,974)
Borrowings under revolving lines of credit	64,250	78,800
Repayments under revolving lines of credit	(50,400)	(110,600)
Repayments of SBA debentures	(35,350)	(21,110)
Redemption of unsecured notes	(98,525)	—
Proceeds from unsecured notes offering, net of discounts	121,791	24,250
Payment of deferred financing costs	(618)	(11)
Repurchases of common stock under Stock Repurchase Program	(5)	—
Net cash used in financing activities	(7,611)	(37,645)
Net increase (decrease) in cash	(30,709)	4,850
Cash at beginning of period	37,708	13,447
Cash at end of period	$6,999	$18,297

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13,111	$14,494
Reinvestment of distributions to stockholders	99	128
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
September 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AAdvantage Loyalty IP Ltd. and American Airlines, Inc. (14) (15) (22)	Scheduled Passenger Air Transportation
Senior Secured Loan		5.50%	(L +4.75%)	3/10/2021	4/20/2028	$364	$360	$376	0.2%

Aegion Corporation (15) (22)	Water and Sewer Line and Related Structures Construction
Senior Secured Loan		5.50%	(L +4.75%)	4/1/2021	5/17/2028	632	629	629	0.3

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		5.63%	(L +5.50%)	3/2/2021	2/10/2027	2,912	2,912	2,916	1.5
Senior Secured Loan		5.63%	(L +5.50%)	7/29/2021	2/10/2027	475	470	476	0.3
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +5.50%)	7/29/2021	2/10/2027	—	—	1	—
						3,387	3,382	3,393	1.8
All Star Auto Lights, Inc. (4)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.25%	(L +7.25%)	12/19/2019	8/20/2025	21,105	20,801	20,741	10.9

Autokiniton US Holdings, Inc. (14) (15)	Automotive Parts and Accessories Stores
Senior Secured Loan		5.00%	(L +4.50%)	3/26/2021	4/6/2028	2,710	2,701	2,713	1.4

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (15)		7.75%	(L +6.50%)	2/7/2020	2/7/2025	15,993	15,831	16,091	8.5
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.50%)	2/7/2020	2/7/2025	—	(29)	—	—
						15,993	15,802	16,091	8.5
Ball Metalpack	Metal Can Manufacturing
Senior Secured Loan (14) (15)		4.62%	(L +4.50%)	9/22/2021	7/31/2025	323	322	323	0.2
Senior Secured Loan		9.75%	(L +8.75%)	6/8/2021	7/31/2026	2,167	2,142	2,165	1.1
						2,490	2,464	2,488	1.3
Banijay Entertainment S.A.S. (14) (15) (22)	Motion Picture and Video Production
Senior Secured Loan		3.83%	(L +3.75%)	4/5/2021	3/3/2025	995	990	995	0.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		5.00%	(L +4.25%)	2/26/2021	2/24/2028	$5,703	$5,695	$5,735	3.0%

Baymark Health Services, Inc. (15)	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		9.50%	(L +8.50%)	6/10/2021	6/11/2028	4,962	4,891	5,062	2.7
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +8.50%)	6/10/2021	6/11/2028	—	(36)	50	—
						4,962	4,855	5,112	2.7
Connect U.S. Finco LLC (14) (15) (22)	Taxi Service
Senior Secured Loan		4.50%	(L +3.50%)	11/20/2019	12/11/2026	1,970	1,970	1,974	1.0

Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			703	287	0.2

Convergint Technologies Holdings, LLC (15)	Security Systems Services (except Locksmiths)
Senior Secured Loan (14)		4.50%	(L +3.75%)	3/18/2021	3/31/2028	2,006	1,996	2,015	1.1
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/30/2029	7,499	7,480	7,649	4.0
Senior Secured Loan (Delayed Draw) (5) (14)		4.50%	(L +3.75%)	4/6/2021	3/31/2028	388	386	390	0.2
						9,893	9,862	10,054	5.3
Corel Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.12%	(L +5.00%)	3/2/2021	7/2/2026	2,286	2,280	2,296	1.2

Cornerstone OnDemand (15)	Software Publishers
Senior Secured Loan		4.25%	(L +3.75%)	9/21/2021	9/22/2028	785	781	781	0.4

Creation Technologies (15) (22)	Bare Printed Circuit Board Manufacturing
Senior Secured Loan		6.00%	(L +5.50%)	9/24/2021	9/1/2028	857	844	844	0.4

Dessert Holdings (15)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		4.75%	(L +4.00%)	9/8/2021	6/10/2028	1,108	1,108	1,108	0.6
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +4.00%)	9/8/2021	6/4/2028	—	—	—	—
						1,108	1,108	1,108	0.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Dexko Global Inc. (15)	Motor Vehicle Body Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	1/28/2021	7/24/2025	$1,460	$1,465	$1,460	0.8%

DHX Media Ltd. (14) (15) (22)	Motion Picture and Video Production
Senior Secured Loan		5.00%	(L +4.25%)	3/19/2021	3/18/2028	3,984	3,937	3,992	2.1

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		3.34%	(L +3.25%)	11/19/2019	8/24/2026	1,960	1,962	1,229	0.6

Directv Financing, LLC (14) (15)	Wired Telecommunications Carriers
Senior Secured Loan		5.75%	(L +5.00%)	7/22/2021	8/2/2027	4,497	4,488	4,505	2.4

Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (11)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	9,183	9,151	8,689	4.6
Common Equity (71,250 Class A units) (10)				7/13/2017			713	269	0.1
						9,183	9,864	8,958	4.7
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan (14) (15)		4.35%	(L +4.25%)	4/8/2021	6/26/2025	2,952	2,915	2,935	1.5
Senior Secured Loan		8.60%	(L +8.50%)	4/8/2021	6/26/2026	3,000	2,634	2,948	1.6
						5,952	5,549	5,883	3.1
EnergySolutions, LLC (15)	Hazardous Waste Treatment and Disposal
Senior Secured Loan		4.75%	(L +3.75%)	7/8/2021	5/9/2025	1,842	1,837	1,837	1.0

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50% cash / 3.50% PIK	(L +9.00%)	6/30/2017	6/30/2022	17,222	17,091	11,473	6.0
Preferred Equity (238,095 Series B units) (10)				6/30/2017			300	—	—
Preferred Equity (13,315 Series C units) (10)				8/13/2018			13	—	—
						17,222	17,404	11,473	6.0
Excelin Home Health, LLC (4)	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	4,250	4,210	4,250	2.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units) (10)				12/29/2017			$450	$78	—%
Common Equity (40,984 Class B units) (10)				12/29/2017			50	3	—
							500	81	—
Hunter Fan Company (15)	Small Electrical Appliance Manufacturing
Senior Secured Loan		5.75%	(L +5.00%)	8/10/2021	5/8/2028	4,000	4,010	4,010	2.1

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00% cash / 1.0% PIK	(L +8.00%)	10/1/2018	10/1/2024	15,260	15,105	15,260	8.0
Senior Secured Loan (Revolver) (5) (18)		n/m (18)	(L +7.00%)	10/1/2018	10/1/2024	—	(14)	—	—
						15,260	15,091	15,260	8.0
Intouch Midco Inc. (15) (22)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		4.83%	(L +4.75%)	12/20/2019	8/24/2025	4,169	4,114	4,156	2.2

Ivanti Software, Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.75%	(L +4.75%)	3/26/2021	12/1/2027	5,970	6,004	5,998	3.2

I&I Sales Group, LLC	Marketing Consulting Services
Senior Secured Loan (15)		9.50%	(L +8.50%)	12/30/2020	7/10/2025	5,245	5,169	5,211	2.7
Senior Secured Loan (Revolver) (5) (18)		n/m (18)	(L +8.50%)	12/30/2020	7/10/2025	—	(2)	(1)	—
						5,245	5,167	5,210	2.7
JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		6.50%	(L +5.50%)	1/14/2021	11/15/2025	5,828	5,601	5,683	3.0

KNS Acquisition Corp. (14) (15)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		7.00%	(L +6.25%)	4/16/2021	4/21/2027	7,000	6,955	6,982	3.7

LogMeIn, Inc. (14) (15)	Data Processing, Hosting, and Related Services
Senior Secured Loan		4.83%	(L +4.75%)	3/26/2021	8/31/2027	6,476	6,471	6,481	3.4

Magenta Buyer LLC (14) (15)	Software Publishers
Senior Secured Loan		5.75%	(L +5.00%)	7/28/2021	7/27/2028	4,863	4,848	4,869	2.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
McGraw Hill Global Education Holdings, LLC (14) (15)	All Other Publishers
Senior Secured Loan		5.25%	(L +4.75%)	4/1/2021	7/28/2028	$1,789	$1,772	$1,797	0.9%

Micro Holding Corp (14)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		4.75%	(L +3.75%)	3/26/2021	9/15/2024	1,985	1,987	1,992	1.0

Milrose Consultants, LLC (4) (8)	Administrative Management and General Management Consulting Services
Senior Secured Loan		7.59%	(L +6.59%)	7/16/2019	7/16/2025	22,574	22,400	22,800	12.0

Odyssey Logistics and Technology Corporation (14) (15)	Freight Transportation Arrangement
Senior Secured Loan		5.00%	(L +4.00%)	4/5/2021	10/12/2024	1,990	1,963	1,968	1.0

Online Tech Stores, LLC (4) (6)	Stationary & Office Supply Merchant Wholesaler
Subordinated Loan		10.50% cash / 3.0% PIK	N/A	2/1/2018	8/1/2023	19,975	16,179	—	—

Panther BF Aggregator 2 LP (14) (15) (19)	Other Commercial and Service Industry Machinery Manufacturing
Senior Secured Loan		3.33%	(L +3.25%)	11/19/2019	4/30/2026	1,690	1,690	1,685	0.9

Parfums Holding Company, Inc. (14) (15)	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		4.08%	(L +4.00%)	6/25/2019	6/30/2024	1,534	1,533	1,533	0.8

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan (15)		4.50%	(L +3.50%)	9/22/2021	5/1/2025	997	994	994	0.5
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	6,249	6,249	6,249	3.3
						7,246	7,243	7,243	3.8
Peraton Inc. (14) (15)	Management Consulting Services
Senior Secured Loan		4.50%	(L +3.75%)	4/2/2021	2/1/2028	837	838	839	0.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pike Corp. (14) (15)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		3.09%	(L +3.00%)	9/17/2020	1/21/2028	$131	$131	$131	0.1%

PM Acquisition LLC (20)	All Other General Merchandise Stores
Common Equity (499 units) (10) (13)				9/30/2017			499	1,624	0.9

Pretium Packaging (14) (15)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		4.50%	(L +4.00%)	9/22/2021	9/22/2028	439	436	440	0.2

Resource Label Group, LLC (14) (15)	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.50%	(L +3.25%)	7/2/2021	7/2/2028	243	241	245	0.1
Senior Secured Loan (Delayed Draw) (5)		5.00%	(L +4.25%)	7/2/2021	7/2/2028	2,743	2,735	2,751	1.4
						2,986	2,976	2,996	1.5
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			492	874	0.5

RSA Security (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		5.50%	(L +4.75%)	4/16/2021	4/27/2028	2,804	2,788	2,768	1.5
Senior Secured Loan		8.50%	(L +7.75%)	4/16/2021	4/27/2029	3,266	3,220	3,243	1.7
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +7.75%)	4/16/2021	4/16/2029	—	—	(8)	—
						6,070	6,008	6,003	3.2
RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	8/31/2021	8/31/2026	4,200	3,962	3,962	2.1
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +8.25%)	8/31/2021	2/23/2023	—	(18)	(18)	—
Warrants (warrants to purchase up to $600,000 in common stock) (10)				8/31/2021	2/28/2023 (12)		200	200	0.1
						4,200	4,144	4,144	2.2
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (2,248 Series A units)				9/4/2020			51	—	—
Preferred Equity (1,603 Series B units)				9/4/2020			160	13	—
Common Equity (269 units)				9/4/2020			3	—	—
							214	13	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Signal Parent, Inc. (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		4.25%	(L +3.50%)	3/25/2021	4/3/2028	$2,345	$2,321	$2,341	1.2%

SourceHOV Tax, Inc.	Other Accounting Services
Senior Secured Loan (4)		7.50%	(L +6.50%)	3/16/2020	3/16/2025	19,840	19,685	19,838	10.4
Senior Secured Loan (Revolver) (5) (18)		n/m (18)	(L +3.00%)	5/17/2021	3/17/2025	—	(16)	—	—
						19,840	19,669	19,838	10.4
Southern Technical Institute, LLC (4) (10)	Colleges, Universities, and Professional Schools
Equity appreciation rights				6/27/2018			—	6,139	3.2

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,) (15)	Child Day Care Services
Senior Secured Loan		8.38%	(L +8.25%)	7/26/2018	7/30/2026	6,399	6,326	5,902	3.1

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.00%	(L +5.00%)	8/26/2019	8/26/2024	9,800	9,744	9,800	5.2
Senior Secured Loan		6.00%	(L +5.00%)	12/31/2020	8/26/2024	1,059	1,050	1,059	0.6
Senior Secured Loan (Revolver) (5) (18)		n/m (18)	(L +4.00%)	8/26/2019	8/26/2024	—	(4)	—	—
						10,859	10,790	10,859	5.8
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,926	1.0

Staples, Inc. (14) (15) (22)	Business to Business Electronic Markets
Senior Secured Loan		5.13%	(L +5.00%)	6/24/2019	4/16/2026	2,937	2,879	2,808	1.5

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (15)		5.25%	(L +4.25%)	5/16/2018	12/11/2024	621	620	621	0.3
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,072	9,045	4.8
						9,694	9,692	9,666	5.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Sunshine Luxembourg VII SARL (14) (15) (22)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		4.50%	(L +3.75%)	11/20/2019	10/1/2026	$1,970	$1,970	$1,978	1.0%

Tailwind Smith Cooper Intermediate Corporation (14) (15)	Fabricated Pipe and Pipe Fitting Manufacturing
Senior Secured Loan		5.09%	(L +5.00%)	2/23/2021	5/28/2026	2,580	2,541	2,571	1.4

Tank Holding Corp. (14) (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		4.92%	(L +3.50%)	6/24/2019	3/26/2026	1,960	1,965	1,954	1.0
Senior Secured Loan		6.19%	(L +5.00%)	12/18/2020	3/26/2026	855	844	858	0.5
						2,815	2,809	2,812	1.5
Teneo Global LLC (14) (15)	Management Consulting Services
Senior Secured Loan		6.25%	(L +5.25%)	9/10/2021	7/11/2025	1,425	1,418	1,422	0.7

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/31/2021	2,333	2,329	2,333	1.2
Senior Secured Loan		9.75%	(L +8.75%)	2/14/2020	12/22/2022	7,000	6,983	7,000	3.7
Senior Secured Loan		9.75%	(L +8.75%)	7/18/2019	12/22/2022	7,000	7,000	7,000	3.7
Senior Secured Loan (Delayed Draw)		8.00%	(L +7.00%)	7/20/2018	12/31/2021	4,667	4,665	4,667	2.5
						21,000	20,977	21,000	11.1
Thryv, Inc. (14) (15)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	2,182	2,132	2,224	1.2

Truck Hero, Inc. (14) (15)	Truck Trailer Manufacturing
Senior Secured Loan		4.00%	(L +3.25%)	4/1/2021	1/31/2028	746	745	746	0.4

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		9.25%	(L +8.50%)	5/13/2021	11/2/2028	4,500	4,634	4,590	2.4

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			9	16	—
Warrants (29,374 units)				7/26/2012	3/5/2022 (12)		82	7	—
							91	23	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
United Natural Foods (14) (15) (22)	General Line Grocery Merchant Wholesalers
Senior Secured Loan		3.58%	(L +3.50%)	6/9/2020	10/22/2025	$280	$272	$281	0.1%

West Corporation (14) (15)	All Other Telecommunications
Senior Secured Loan		4.50%	(L +3.50%)	2/26/2021	10/10/2024	887	873	870	0.5
Senior Secured Loan		5.00%	(L +4.00%)	7/29/2021	10/10/2024	2,611	2,549	2,577	1.4
						3,498	3,422	3,447	1.9
Yahoo / Verizon Media (15)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		6.25%	(L +5.50%)	7/21/2021	9/1/2027	2,492	2,459	2,459	1.3

Total Debt and Equity Investments						$353,409	$351,857	$337,048	177.2%

Structured Finance Note Investments (22)
Subordinated Notes and Mezzanine Debt (9) (16)
Apex Credit CLO 2020 Ltd. (7)
Subordinated Notes		11.43%		11/16/2020	11/19/2031	$11,080	$9,390	$9,500	5.0%

Apex Credit CLO 2021 Ltd (7)
Subordinated Notes		14.53%		5/28/2021	7/18/2034	8,630	7,532	7,327	3.9

Dryden 53 CLO, LTD. (7)
Income Notes		23.66%		10/26/2020	1/15/2031	2,700	1,667	1,762	0.9
Subordinated Notes		23.64%		10/26/2020	1/15/2031	2,159	1,334	1,409	0.7
						4,859	3,001	3,171	1.6
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		16.14%		9/27/2019	10/20/2032	2,750	2,181	2,364	1.2

Elevation CLO 2017-7, Ltd. (7)
Subordinated Notes		13.42%		2/6/2019	7/15/2030	10,000	6,386	5,619	3.0

Flatiron CLO 18, Ltd. (7)
Subordinated Notes		20.42%		1/2/2019	4/17/2031	9,680	7,036	7,352	3.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		25.65%		1/8/2020	7/27/2047	$10,000	$6,494	$7,334	3.9%

Madison Park Funding XXIX, Ltd. (7)
Subordinated Notes		16.75%		12/22/2020	10/18/2047	9,500	7,101	7,259	3.8

Monroe Capital MML CLO X, Ltd.
Mezzanine bond - Class E		9.09%	(L +8.85%)	8/7/2020	8/20/2031	1,000	946	1,002	0.5

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine bond - Class E		8.53%	(L +7.30%)	1/26/2021	1/20/2034	1,000	973	997	0.5

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		19.02%		1/23/2020	10/20/2030	7,000	4,861	5,060	2.7

Redding Ridge 4 (7)
Subordinated Notes		17.80%		3/4/2021	4/15/2030	1,300	1,134	1,191	0.6

Regatta II Funding
Mezzanine bond - Class DR2		13.64%	(L +6.95%)	6/5/2020	1/15/2029	800	726	793	0.4

THL Credit Wind River 2019‐3 CLO Ltd (7)
Subordinated Notes		10.20%		4/5/2019	4/15/2031	7,000	5,613	5,131	2.7

Trinitas CLO VIII (7)
Subordinated Notes		21.72%		3/4/2021	7/20/2031	5,200	3,181	3,326	1.8

Wellfleet CLO 2018-2 (7)
Subordinated Notes		20.48%		3/4/2021	10/20/2031	1,000	662	700	0.4

Total Subordinated Notes and Mezzanine Debt						$90,799	$67,217	$68,126	35.9%

Loan Accumulation Facility (17)
Apex Credit CLO 2021-II Ltd
Loan accumulation facility		13.50%		7/14/2021	7/14/2022	$8,500	$8,500	$8,500	4.5%

Total Structured Finance Notes						$99,299	$75,717	$76,626	40.4%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Total Non-control/Non-affiliate Investments						$452,708	$427,574	$413,674	217.6%
Affiliate Investments
3rd Rock Gaming Holdings, LLC (20)	Software Publishers
Senior Secured Loan (6)		8.50% cash / 1.0% PIK	(L +8.50%)	3/13/2018	3/12/2023	$19,354	$17,333	$7,001	3.7%
Common Equity (2,547,250 units) (10) (13)				3/13/2018			2,547	—	—
						19,354	19,880	7,001	3.7
Contract Datascan Holdings, Inc. (4) (10) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			5,849	3,272	1.7
Common Equity (11,273 shares)				6/28/2016			104	79	—
							5,953	3,351	1.7
DRS Imaging Services, LLC (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,499	0.8

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00%	N/A	4/17/2015	7/20/2022	7,325	4,696	745	0.4
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						7,325	8,179	745	0.4
Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	55,602	29.3

Professional Pipe Holdings, LLC (19)	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +10.25%)	3/23/2018	3/23/2023	4,880	4,843	4,880	2.6
Common Equity (1,414 Class A units) (10)				3/23/2018			1,414	1,340	0.7
						4,880	6,257	6,220	3.3
TalentSmart Holdings, LLC (20)	Professional and Management Development Training
Common Equity (1,595 Class A shares) (10) (13)				10/11/2019			1,595	1,321	0.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TRS Services, LLC (4) (10) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (2,088,305 Class A units), 11% PIK				12/10/2014			$—	$1,042	0.5%
Common Equity (3,000,000 units)				12/10/2014			572	—	—
							572	1,042	0.5
TTG Healthcare, LLC (20)	Diagnostic Imaging Centers
Senior Secured Loan (4)		8.50%	(L +7.50%)	3/1/2019	11/28/2025	19,453	19,270	19,143	10.1
Preferred Equity ( 2,309 Class B units) (10) (13)				3/1/2019			2,309	3,536	1.9
						19,453	21,579	22,679	12.0

Total Affiliate Investments						$51,012	$65,367	$99,460	52.4%
Control Investment
MTE Holding Corp. (4) (19)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		11.00% cash / 5.00% PIK	(L +15.00%)	11/25/2015	4/30/2022	$8,091	$8,091	$8,091	4.3%
Common Equity (554 shares)				11/25/2015			3,069	5,054	2.7
						8,091	11,160	13,145	7.0
Total Control Investment						$8,091	$11,160	$13,145	7.0%

Total Investments						$511,811	$504,101	$526,279	277.0%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L) at September 30, 2021, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $370,838 include LIBOR reference rate floor provisions of generally 0.75% to 1.00%; at September 30, 2021, the reference rate on such instruments was generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at September 30, 2021. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted by footnote 14, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)Investments (or portion thereof) held by SBIC I LP. These assets are pledged as collateral of the SBA debentures and cannot be pledged under any debt obligation of the Company.
(5)Subject to unfunded commitments. See Note 6 for further details.
(6)Investment was on non-accrual status as of September 30, 2021, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2021
(Dollar amounts in thousands)

(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2021:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Milrose Consultants, LLC	7.59%	7.00%	0.59%

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
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2021:

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
(17)Loan accumulation facilities are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. Reported yields represent the realized yield since acquisition. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing. As of September 30, 2021, the fair value of loan accumulation facilities were determined by reference to Transaction Price.
(18)Not meaningful as there is no outstanding balance on the revolver. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company holds at least one seat on the portfolio company’s board of directors.
(20)The Company has an observer seat on the portfolio company’s board of directors.
(21)Portfolio company represents greater than 5% of total assets at September 30, 2021.
(22)Non-qualifying assets under Section 55(a) of the 1940 Act. As defined under Section 55 of the 1940 Act, qualifying assets must represent at least 70% of the Company's assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2021, approximately 83% of the Company's assets were qualifying assets.

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
SBIC I LP is an investment company subsidiary licensed under the SBA's small business investment company program. The Company is limited to follow-on investments in current portfolio companies held through SBIC I LP. SBIC I LP is subject to SBA regulatory requirements, including: limitations on the businesses and industries in which it can invest; requirements to invest at least 25% of its regulatory capital in eligible smaller businesses, as defined under the SBIC Act; limitations on the financing terms of investments; and capitalization thresholds that may limit distributions to the Company. SBIC I LP is subject to periodic audits and examinations of its financial statements. SBIC I LP intends to repay over time its outstanding SBA debentures prior to their scheduled maturity dates.
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under ASC Topic 946, Financial Services–Investment Companies. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10~~-~~K for the year ended December 31, 2020.
Revenue recognition:
Structured Finance Notes - loan accumulation facilities. Recognition of interest income on our loan accumulation facilities generally take the form of mandatorily redeemable instruments that mature upon the earlier closing of the CLO securitization or stated expiration date of the instrument. Interest income is recognized on an accrual basis as earned in accordance with the settlement terms of the instrument.
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
Concentration of credit risk: Aside from its debt instruments, including investments in Structured Finance Notes, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from debt investments, if borrowers completely fail to perform according to the terms of the contracts, and the collateral or other security for those instruments proved to be of no value to the Company, is equal to the sum of the Company's recorded investment in debt instruments and the unfunded loan commitments disclosed in Note 6.
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
Equity Ownership: As of September 30, 2021, affiliates of OFS Advisor held approximately 3,037,349 shares of common stock, which is approximately 23% of the Company's outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and nine months ended September 30, 2021 and 2020, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Base management fees	$1,950	$1,871	$5,660	$5,759
Incentive fees:
Income Incentive Fee	—	234	809	1,332
Incentive fee waiver	—	—	—	(441)
Capital Gain Fee	102	—	102	—
Administration fee expense	335	436	1,342	1,456
Distributions paid to affiliates	729	501	2,005	2,004
Note 4. Investments
As of September 30, 2021, the Company had loans to 70 portfolio companies, of which 95% were senior secured loans and 5% were subordinated loans, at fair value, as well as equity investments in 8 of these portfolio companies. The Company also held equity investments in 13 portfolio companies in which it did not hold a debt investment and 17 investments in Structured Finance Notes. At September 30, 2021, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$362,747	71.9%	190.9%	$347,947	66.0%	183.0%
Subordinated debt investments	38,117	7.6	20.1	17,525	3.3	9.2
Preferred equity	13,675	2.7	7.2	9,805	1.9	5.2
Common equity, warrants and other	13,845	2.7	7.3	74,376	14.1	39.2
Total Portfolio Company Investments	428,384	84.9	225.5	449,653	85.3	236.6
Structured Finance Notes	75,717	15.1	39.9	76,626	14.7	40.4
Total investments	$504,101	100.0%	265.4%	$526,279	100.0%	277.0%
(1)    Includes a debt investment, typically referred to as unitranche, in which the Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, the Company has agreed to receive its principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of this investment was $22,400 and $22,800, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in US dollars. As of September 30, 2021 and December 31, 2020, the Company's investment portfolio was domiciled as follows:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States of America	$421,623	$442,762	$399,278	$380,004
Canada	10,331	10,444	1,921	1,905
Cayman Islands[1]	67,217	68,126	55,860	56,425
France	990	995	—	—
Luxembourg	1,970	1,974	1,976	1,997
Switzerland	1,970	1,978	1,988	1,992
Total investments	$504,101	$526,279	$461,023	$442,323
(1) Cayman Island investments represent Structured Finance Notes held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States of America.
As of September 30, 2021, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$13	—%	—%
Hazardous Waste Treatment and Disposal	1,837	0.4	1.0	1,837	0.3	1.0
Landscaping Services	4,634	0.9	2.4	4,590	0.9	2.4
Security Systems Services (except Locksmiths)	9,862	2.0	5.2	10,054	1.9	5.3
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	20,977	4.2	11.0	21,000	4.0	11.1
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,535	3.5	9.2	11,604	2.2	6.1
New Single-Family Housing Construction (except For-Sale Builders)	2,321	0.5	1.2	2,341	0.4	1.2
Plumbing, Heating, and Air-Conditioning Contractors	6,257	1.2	3.3	6,220	1.2	3.3
Water and Sewer Line and Related Structures Construction	629	0.1	0.3	629	0.1	0.3
Education Services
Colleges, Universities, and Professional Schools	—	—	—	6,139	1.2	3.2
Professional and Management Development Training	1,595	0.3	0.8	1,321	0.3	0.7
Health Care and Social Assistance
Child Day Care Services	6,326	1.3	3.3	5,902	1.1	3.1
Diagnostic Imaging Centers	21,579	4.3	11.5	22,679	4.3	12.0
Home Health Care Services	4,210	0.8	2.2	4,250	0.8	2.2
Medical Laboratories	91	—	—	23	—	—
Offices of Physicians, Mental Health Specialists	10,790	2.1	5.7	10,859	2.1	5.7

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Outpatient Mental Health and Substance Abuse Centers	$4,855	1.0%	2.6%	$5,112	1.0%	2.7%
Information
All Other Publishers	1,772	0.4	0.9	1,797	0.3	0.9
All Other Telecommunications	3,422	0.7	1.8	3,447	0.7	1.8
Cable and Other Subscription Programming	3,382	0.7	1.8	3,393	0.6	1.8
Data Processing, Hosting, and Related Services	7,606	1.5	4.0	7,980	1.5	4.2
Directory and Mailing List Publishers	2,132	0.4	1.1	2,224	0.4	1.2
Internet Publishing and Broadcasting and Web Search Portals	4,446	0.9	2.3	4,451	0.8	2.3
Motion Picture and Video Production	4,927	1.0	2.6	4,987	0.9	2.6
Software Publishers	34,285	6.8	18.1	21,819	4.1	11.5
Television Broadcasting	1,962	0.4	1.0	1,229	0.2	0.6
Wired Telecommunications Carriers	4,488	0.9	2.4	4,505	0.9	2.4
Manufacturing
Bare Printed Circuit Board Manufacturing	844	0.2	0.4	844	0.2	0.4
Commercial Printing (except Screen and Books)	2,976	0.6	1.6	2,996	0.6	1.6
Current-Carrying Wiring Device Manufacturing	5,549	1.1	2.9	5,883	1.1	3.1
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.3	81	—	—
Fabricated Pipe and Pipe Fitting Manufacturing	2,541	0.5	1.3	2,571	0.5	1.4
Ice Cream and Frozen Dessert Manufacturing	1,544	0.3	0.8	1,548	0.3	0.8
Metal Can Manufacturing	2,464	0.5	1.3	2,488	0.5	1.3
Motor Vehicle Body Manufacturing	1,465	0.3	0.8	1,460	0.3	0.8
Other Commercial and Service Industry Machinery Manufacturing	1,690	0.3	0.9	1,685	0.3	0.9
Other Industrial Machinery Manufacturing	4,144	0.8	2.2	4,144	0.8	2.2
Pharmaceutical Preparation Manufacturing	2,187	0.4	1.2	57,580	10.9	30.3
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.8	1,926	0.4	1.0
Small Electrical Appliance Manufacturing	4,010	0.8	2.1	4,010	0.8	2.1
Travel Trailer and Camper Manufacturing	11,160	2.2	5.9	13,145	2.5	6.9
Truck Trailer Manufacturing	745	0.1	0.4	746	0.1	0.4
Unlaminated Plastics Profile Shape Manufacturing	10,052	2.0	5.3	10,055	1.9	5.3
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	1,042	0.2	0.5
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	22,400	4.4	11.9	22,800	4.3	12.1
All Other Professional, Scientific, and Technical Services	4,114	0.8	2.2	4,156	0.8	2.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Management Consulting Services	$2,256	0.4%	1.2%	$2,261	0.4%	1.2%
Marketing Consulting Services	5,167	1.0	2.7	5,210	1.0	2.7
Other Accounting Services	19,669	3.9	10.4	19,838	3.8	10.4
Other Computer Related Services	15,091	3.0	7.9	15,260	2.9	8.0
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.1	0.4	287	0.1	0.2
Real Estate and Rental and Leasing
Office Machinery and Equipment Rental and Leasing	5,953	1.2	3.1	3,351	0.6	1.8
Retail Trade
Automotive Parts and Accessories Stores	2,701	0.5	1.4	2,713	0.5	1.4
Cosmetics, Beauty Supplies, and Perfume Stores	1,533	0.3	0.8	1,533	0.3	0.8
Electronic Shopping and Mail-Order Houses	6,955	1.4	3.7	6,982	1.3	3.7
Shoe store	9,864	2.0	5.2	8,958	1.7	4.7
Sporting Goods Stores	5,695	1.1	3.0	5,735	1.1	3.0
All Other General Merchandise Stores	499	0.1	0.3	1,624	0.3	0.9
Transportation and Warehousing
Freight Transportation Arrangement	1,963	0.4	1.0	1,968	0.4	1.0
Scheduled Passenger Air Transportation	360	0.1	0.2	376	0.1	0.2
Taxi Service	1,970	0.4	1.0	1,974	0.4	1.0
Wholesale Trade
Business to Business Electronic Markets	2,879	0.6	1.5	2,808	0.5	1.5
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	6,008	1.2	3.2	6,003	1.1	3.2
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	15,802	3.1	8.3	16,091	3.1	8.5
Drugs and Druggists' Sundries Merchant Wholesalers	5,601	1.1	2.9	5,683	1.1	3.0
General Line Grocery Merchant Wholesalers	272	0.1	0.1	281	0.1	0.1
Industrial Machinery and Equipment Merchant Wholesalers	9,692	1.9	5.1	9,666	1.8	5.1
Motor Vehicle Parts (Used) Merchant Wholesalers	20,801	4.1	10.9	20,741	3.9	10.9
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,179	1.6	4.3	745	0.1	0.4
Stationary & Office Supply Merchant Wholesaler	16,179	3.2	8.5	—	—	—
Total Portfolio Company Investments	$428,384	84.9%	225.5%	$449,653	85.3%	236.6%
Structured Finance Notes	75,717	15.1	39.9	76,626	14.7	40.4
Total investments	$504,101	100.0%	265.4%	$526,279	100.0%	277.0%

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
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. As of December 31, 2020, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$210	—%	0.1%
Security Systems Services (except Locksmiths)	6,531	1.4	4.1	3,487	0.8	2.2
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	20,967	4.5	13.3	19,973	4.5	12.6
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,837	3.9	11.2	13,137	3.0	8.3
Plumbing, Heating, and Air-Conditioning Contractors	7,607	1.7	4.8	7,294	1.6	4.6
Education Services
Colleges, Universities, and Professional Schools	—	—	—	4,295	1.0	2.7
Professional and Management Development Training	1,595	0.3	1.0	1,306	0.3	0.8
Finance and Insurance
Insurance Agencies and Brokerages	9,544	2.1	6.0	9,302	2.1	5.9
Health Care and Social Assistance
Child Day Care Services	5,178	1.1	3.3	4,656	1.1	2.9
Diagnostic Imaging Centers	21,718	4.8	13.8	23,607	5.3	14.9
Home Health Care Services	4,199	0.9	2.6	4,250	1.0	2.7
Medical Laboratories	91	—	0.1	38	—	—
Offices of Physicians, Mental Health Specialists	21,013	4.6	13.2	20,802	4.7	13.1
Outpatient Mental Health and Substance Abuse Centers	11,615	2.5	7.3	4,105	0.9	2.6

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Information
Data Processing, Hosting, and Related Services	$1,135	0.2%	0.7%	$1,749	0.4%	1.1%
Software Publishers	28,799	6.3	18.2	16,104	3.6	10.0
Television Broadcasting	1,977	0.4	1.2	1,758	0.4	1.1
Manufacturing
Commercial Printing (except Screen and Books)	4,789	1.0	3.0	4,812	1.1	3.0
Custom Compounding of Purchased Resins	15,444	3.3	9.7	17,164	3.9	10.8
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,431	1.2	3.4	4,275	1.0	2.7
Other Commercial and Service Industry Machinery Manufacturing	1,925	0.4	1.2	1,936	0.4	1.2
Pharmaceutical Preparation Manufacturing	2,205	0.5	1.4	38,213	8.7	24.1
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.9	1,281	0.3	0.8
Semiconductor and Related Device Manufacturing	399	0.1	0.3	434	0.1	0.3
Travel Trailer and Camper Manufacturing	10,911	2.4	6.9	10,812	2.4	6.8
Truck Trailer Manufacturing	8,118	1.8	5.1	8,174	1.8	5.1
Unlaminated Plastics Profile Shape Manufacturing	8,922	1.9	5.6	8,818	2.0	5.5
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.4	915	0.2	0.6
Diet and Weight Reducing Centers	477	0.1	0.3	479	0.1	0.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	28,503	6.3	18.0	28,729	6.6	18.2
All Other Professional, Scientific, and Technical Services	1,921	0.4	1.2	1,905	0.4	1.2
Marketing Consulting Services	5,229	1.1	3.3	5,229	1.2	3.3
Other Accounting Services	21,621	4.7	13.7	22,238	5.0	14.0
Other Computer Related Services	16,247	3.5	10.2	16,000	3.6	10.1
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.4	676	0.2	0.4
Real Estate and Rental and Leasing
Construction, Mining, and Forestry Machinery and Equipment Rental and Leasing	496	0.1	0.3	499	0.1	0.3
Office Machinery and Equipment Rental and Leasing	5,953	1.3	3.7	2,736	0.6	1.7
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,738	1.5	4.2	6,701	1.5	4.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Shoe Store	$9,748	2.1%	6.1%	$4,368	1.0%	2.7%
Sporting Goods Stores	2,907	0.6	1.8	2,968	0.7	1.9
All Other General Merchandise Stores	5,252	1.1	3.3	5,060	1.1	3.2
Transportation and Warehousing
Scheduled Passenger Air Transportation	495	0.1	0.3	520	0.1	0.3
Taxi Service	1,976	0.4	1.2	1,997	0.5	1.3
Wholesale Trade
Business to Business Electronic Markets	2,891	0.6	1.8	2,875	0.6	1.8
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,955	0.4	1.2	1,942	0.4	1.2
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	16,392	3.6	10.3	16,777	3.8	10.6
General Line Grocery Merchant Wholesalers	275	0.1	0.2	284	0.1	0.2
Industrial Machinery and Equipment Merchant Wholesalers	9,696	2.1	6.1	9,179	2.1	5.8
Industrial Supplies Merchant Wholesalers	6,908	1.5	4.3	5,476	1.2	3.4
Motor Vehicle Parts (Used) Merchant Wholesalers	14,167	3.1	8.9	13,581	3.1	8.5
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.8	5.2	346	0.1	0.2
Stationery and Office Supplies Merchant Wholesalers	16,129	3.5	10.1	2,426	0.5	1.5
Total Portfolio Company Investments	$405,163	87.9%	254.9%	$385,898	87.2%	242.8%
Structured Finance Notes	55,860	12.1	35.1	56,425	12.8	35.5
Total investments	$461,023	100.0%	290.0%	$442,323	100.0%	278.3%
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, and/or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $38,208 and $7,746, respectively, at September 30, 2021, and $48,102 and $12,135 respectively, at December 31, 2020.
On April 5, 2021, the Company sold its subordinated debt investment in Community Intervention Services, Inc. for $91. During the nine months ended September 30, 2021, the Company recognized a realized loss on its investment in Community Intervention Services, Inc. of $7,548, of which $7,534 was recognized as an unrealized loss as of December 31, 2020.
On June 11, 2021, My Alarm Center, LLC’s bankruptcy plan became effective and our equity interests were cancelled. For the nine months ended September 30, 2021, the Company recognized a realized loss on its investments in My Alarm Center, LLC of $3,094, of which $2,997 was recognized as an unrealized loss as of December 31, 2020.
During the three months ended September 30, 2021, the Company recognized realized gains of $1,505 and $1,741 on the sale of its preferred equity in Neosystems Corp. and common equity in Chemical Resources Holdings, Inc, respectively.
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
Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active; (iii) inputs other than quoted prices that are observable for the asset or liability; and (iv) inputs that are derived principally from or corroborated by observable market data.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $2,296 and $858 were transferred from Level 3 to Level 2 during the three and nine months ended September 30, 2021, respectively. Senior securities with a fair value of $3,585 and $599 were transferred from Level 3 to Level 2 during the three and nine months ended September 30, 2020, respectively. Transfers from Level 3 to Level 2 during the September 30, 2021 and 2020 reporting periods, were due to availability of reliable Indicative Prices in those periods.
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
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Security	Level 1	Level 2	Level 3	Fair Value at September 30, 2021
Debt investments	$—	$92,260	$273,212	$365,472
Equity investments	—	—	84,181	84,181
Structured Finance Notes	—	—	76,626	76,626
	$—	$92,260	$434,019	$526,279

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Debt investments	$—	$22,226	$299,145	$321,371
Equity investments	—	—	64,527	64,527
Structured Finance Notes	—	—	56,425	56,425
	$—	$22,226	$420,097	$442,323

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of September 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at September 30, 2021	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$221,235	Discounted cash flow	Discount rates	5.03% - 12.18% (9.05%)
Senior secured	18,475	Market approach	Revenue multiples	0.50x - 0.74x (0.59x)
Senior secured	15,977	Market approach	Transaction Price
Subordinated	8,689	Discounted cash flow	Discount rates	19.27% - 19.27% (19.27%)
Subordinated	8,091	Market approach	EBITDA multiples	5.80x - 5.80x (5.80x)
Subordinated	745	Market approach	Revenue multiples	0.11x - 0.28x (0.28x)

Structured Finance Notes
Subordinated notes (3)	65,334	Discounted cash flow	Discount rates	7.00% - 18.00% (12.88%)
			Constant default rate(1)	0.00% - 2.00% (1.78%)
			Constant default rate(2)	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	2,792	Discounted cash flow	Discount margin	7.15% - 8.80% (7.81%)
			Constant Default Rate(1)	2.00% - 3.00% (2.36%)
			Constant Default Rate(2)	2.00% - 3.00% (2.36%)
			Recovery rate	60.00% - 60.00% (60.00%)

Loan Accumulation Facility	8,500	Market approach	Transaction Price

Equity investments:
Preferred equity	8,734	Market approach	EBITDA multiples	7.00x - 10.24x (8.00x)
Preferred equity	1,071	Market approach	Revenue multiples	0.15x - 2.40x (0.91x)
Common equity, warrants and other	74,088	Market approach	EBITDA multiples	3.50x - 12.00x (8.01x)
Common equity, warrants and other	88	Market approach	Revenue multiples	0.15x - 3.25x (3.00x)
Common equity, warrants and other	200	Market approach	Transaction Price
	$434,019
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2021 and September 30, 2020.

	Nine Months Ended September 30, 2021
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Notes	Total
Level 3 assets, January 1, 2021	$284,078	$15,067	$11,543	$52,984	$56,425	$420,097
Net realized gain (loss) on investments	(321)	(7,548)	(1,956)	1,427	—	(8,398)
Net unrealized appreciation on investments	3,463	9,750	3,235	23,006	344	39,798
Amortization of Net Loan Fees	1,403	70	—	—	60	1,533
Accretion of interest income on Structured Finance Notes	—	—	—	—	7,315	7,315
Capitalized PIK interest and dividends	849	398	143	—	—	1,390
Amendment fees	(97)	—	—	—	—	(97)
Purchase and origination of portfolio investments	76,727	—	—	200	30,550	107,477
Proceeds from principal payments on portfolio investments	(100,694)	(121)	—	—	(8,600)	(109,415)
Sale and redemption of portfolio investments	(8,863)	(91)	(3,160)	(3,241)	—	(15,355)
Proceeds from distributions received from portfolio investments	—	—	—	—	(9,468)	(9,468)
Transfers out of Level 3	(858)	—	—	—	—	(858)
Level 3 assets, September 30, 2021	$255,687	$17,525	$9,805	$74,376	$76,626	$434,019

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
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2021 and 2020, attributable to the Company’s assets still held at those respective period ends was as follows:

	Nine Months Ended September 30,
	2021	2020
Senior secured debt investments	$2,431	$(15,145)
Subordinated debt investments	2,216	(11,899)
Preferred equity	609	(2,801)
Common equity, warrants and other	24,612	18,310
Structured Finance Notes	356	(2,212)
Net unrealized appreciation (depreciation) on investments held	$30,224	$(13,747)

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
The following table sets forth carrying values and fair values of the Company’s debt as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021		As of December 31, 2020
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$750	$750	$600	$600
BNP Facility	45,150	45,150	31,450	31,450
Unsecured Notes Due September 2023	24,350	25,308	24,106	25,100
Unsecured Notes Due April 2025	—	—	48,891	48,800
Unsecured Notes Due October 2025	—	—	47,339	47,069
Unsecured Notes Due February 2026	121,595	123,692	—	—
Unsecured Notes Due October 2026	52,837	54,868	52,617	51,066
SBA-guaranteed debentures	69,321	73,248	104,182	116,172
Total debt, at fair value	$314,003	$323,016	$309,185	$320,257
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of September 30, 2021 and December 31, 2020:

	September 30, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$750	$750
BNP Facility	—	—	45,150	45,150
Unsecured Notes Due September 2023	25,308	—	—	25,308
Unsecured Notes Due February 2026	—	—	123,692	123,692
Unsecured Notes Due October 2026	54,868	—	—	54,868
SBA-guaranteed debentures	—	—	73,248	73,248
Total debt, at fair value	$80,176	$—	$242,840	$323,016

	December 31, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$600	$600
BNP Facility	—	—	31,450	31,450
Unsecured Notes Due September 2023	25,100	—	—	25,100
Unsecured Notes Due April 2025	48,800	—	—	48,800
Unsecured Notes Due October 2025	47,069	—	—	47,069
Unsecured Notes Due October 2026	51,066	—	—	51,066
SBA-guaranteed debentures	—	—	116,172	116,172
Total debt, at fair value	$172,035	$—	$148,222	$320,257
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments at current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of September 30, 2021:

Name of Portfolio Company	Investment Type	Commitment
A&A Transfer, LLC	Senior Secured Loan (Revolver)	$2,136
Allen Media, LLC	Senior Secured Loan (Delayed Draw)	432
Baymark Health Services, Inc.	Senior Secured Loan (Delayed Draw)	2,481
Convergint Technologies	Senior Secured Loan (Delayed Draw)	32
Dessert Holdings	Senior Secured Loan (Delayed Draw)	208
I&I Sales Group, LLC	Senior Secured Loan (Revolver)	156
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	2,813
Resource Label Group, LLC	Senior Secured Loan (Delayed Draw)	451
RSA Security	Senior Secured Loan (Delayed Draw)	1,184
RumbleOn, Inc.	Senior Secured Loan (Delayed Draw)	1,800
SourceHOV Tax, Inc.	Senior Secured Loan (Revolver)	1,196
SSJA Bariatric Management LLC	Senior Secured Loan (Revolver)	667
		$13,556
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2021.
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
Note 7. Borrowings
SBA Debentures: The SBA debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $203,302 and $223,795 in assets at September 30, 2021 and December 31, 2020, respectively, which accounted for approximately 38% and 46% of the Company’s total consolidated assets, respectively. These assets cannot be pledged under any debt obligation of the Company. As of September 30, 2021, SBIC I LP had outstanding debentures totaling $69,920.
BNP Facility: Under the BNP Facility maturing on June 20, 2024, OFSCC-FS has up to $150,000 of available credit, subject to borrowing base requirements, of which $45,150 was drawn as of September 30, 2021. The effective interest rate on the BNP Facility was 3.53% at September 30, 2021. The unused commitment under the BNP Facility was $104,850 as of September 30, 2021.
PWB Credit Facility: Under its PWB Credit Facility maturing February 28, 2023, the Company has up to $25,000 of available credit, subject to borrowing base requirements, of which $750 was drawn as of September 30, 2021. The effective interest rate on the PWB Credit Facility was 5.02% at September 30, 2021. As of September 30, 2021 the unused commitment under the PWB Credit Facility was $24,250.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Unsecured Notes: As of September 30, 2021, the Company had outstanding Unsecured Notes with an aggregate outstanding principal of $204,325. The weighted average effective interest rate on the Unsecured Notes was 5.93% at September 30, 2021.
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
Interest expense for the three and nine months ended September 30, 2021 and 2020 on the Company's outstanding borrowings is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SBA Debentures	$688	$1,068	$2,283	$3,406
PWB Credit Facility	33	285	86	1,276
Unsecured Notes(*)	3,029	2,662	9,555	7,867
BNP Facility	484	433	1,376	1,752
Total interest expense	$4,234	$4,448	$13,300	$14,301

Average dollar borrowings	$320,187	$332,733	$335,979	$354,078
Weighted average interest rate	5.30%	5.36%	5.29%	5.36%
Interest expense includes the stated interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
*See Note 11 for changes to the Unsecured Notes subsequent to September 30, 2021.
The following table shows the scheduled maturities of the principal balances of the Company's outstanding borrowings as of September 30, 2021:

	Payments due by period
	Total	Less than year	1-3 years (1)	4-5 years (1)	After 5 years (1)
PWB Credit Facility	$750	$—	$750	$—	$—
Unsecured Notes (2)	204,325	—	25,000	125,000	54,325
SBA Debentures	69,920	—	—	69,920	—
BNP Facility	45,150	—	45,150	—	—
Total	$320,145	$—	$70,900	$194,920	$54,325
(1)The SBA debentures are scheduled to mature between March 2025 and September 2025. The Unsecured Notes are scheduled to mature between September 2023 and October 2026.
(2)On October 1, 2021, the Company caused notices to be issued to the holders of the Unsecured Notes Due September 2023 regarding the exercise of its option to redeem on November 1, 2021 all of the issued and outstanding Unsecured Notes Due September 2023. On October 22, 2021, the Company caused notices to be issued to the holders of the Unsecured Notes Due October 2026 regarding the exercise of its option to redeem on November 22, 2021 all of the issued and outstanding Unsecured Notes Due October 2026. On October 28, 2021 and November 1, 2021, the Company closed the public offering of the Unsecured Notes Due October 2028, which included a full exercise of the underwriters overallotment option. The total net proceeds to the Company, after deducting underwriting discounts of $1,719 and estimated offering expenses, plus reimbursements, was approximately $53,544. The Unsecured Notes Due October 2028 will mature on October 31, 2028.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Per share operating performance:
Net asset value per share at beginning of period	$13.42	$10.10	$11.85	$12.46
Net investment income (4)	0.24	0.20	0.67	0.69
Net realized loss on non-control/non-affiliate investments (4)	—	—	(0.80)	(0.74)
Net realized gain on affiliate investments (4)	0.24	—	0.24	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes (4)	0.13	0.35	1.57	(0.82)
Net unrealized appreciation on affiliate investments (4)	0.32	0.75	1.32	0.47
Net unrealized appreciation (depreciation) on control investment (4)	0.07	0.04	0.16	(0.07)
Loss on extinguishment of debt (4)	(0.02)	(0.01)	(0.19)	(0.03)
Loss on impairment of goodwill (4)	—	(0.08)	—	(0.08)
Total from operations	0.98	1.25	2.97	(0.58)
Distributions	(0.24)	(0.17)	(0.66)	(0.68)
Issuance of common stock (10)	—	—	—	(0.02)
Net asset value per share at end of period	$14.16	$11.18	$14.16	$11.18

Per share market value, end of period	$10.36	$4.71	$10.36	$4.71
Total return based on market value (1)(9)	6.4%	8.0%	55.0%	(50.9)%
Total return based on net asset value (2)(9)	8.0%	14.7%	27.8%	4.5%
Shares outstanding at end of period	13,418,973	13,406,402	13,418,973	13,406,402
Weighted average shares outstanding	13,415,276	13,399,767	13,412,125	13,389,830
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$184,985	$142,655	$172,349	$145,480
Net asset value at end of period	$189,977	$149,912	$189,977	$149,912
Net investment income	$3,235	$2,712	$9,020	$9,291
Ratio of total expenses, net to average net assets (5)(7)	15.9%	21.8%	18.2%	23.0%
Ratio of total expenses and loss on extinguishment of debt to average net assets(5)(11)	16.0%	22.7%	19.6%	23.9%
Ratio of net investment income to average net assets (5)(8)	7.0%	7.6%	7.0%	8.5%
Ratio of goodwill impairment loss to average net assets(9)	—%	0.8%	—%	0.7%
Ratio of loss on extinguishment of debt to average net assets(9)	0.1%	0.1%	1.5%	0.2%
Portfolio turnover (6)	6.9%	1.6%	31.8%	17.3%
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
(9)Not annualized.
(10)Common stock issued through DRIP.
(11)Ratio of total expenses and loss on extinguishment of debt before incentive fee waiver to average net assets was 35.3% for the nine months ended September 30, 2020.

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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may be affected by SBIC I LP’s distributions to the Company, which are governed by SBA regulations and currently require the prior approval of the SBA. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. Net assets of SBIC I LP were $133,727, and consolidated cash at September 30, 2021 includes $3,883 held by SBIC I LP, of which $16,459 was available for distribution to the Company with the prior consent of the SBA. Net Assets of OFSCC-FS were $89,558, and consolidated cash at September 30, 2021 includes $1,532 held by OFSCC-FS, of which $-0- was available for distribution to the Company.
The following table summarizes distributions declared and paid for the nine months ended September 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine Months Ended September 30, 2020
March 11, 2020	March 24, 2020	March 31, 2020	$0.34	$4,484	15,693	$64
May 4, 2020	June 23, 2020	June 30, 2020	0.17	2,244	7,165	32
July 28, 2020	September 23, 2020	September 30, 2020	0.17	2,246	6,708	32
			$0.68	$8,974	$29,566	$128
Nine Months Ended September 30, 2021
March 2, 2021	March 24, 2021	March 31, 2021	$0.20	$2,655	3,103	$27
May 11, 2021	June 23, 2021	June 30, 2021	0.22	2,918	3,273	33
August 3, 2021	September 23, 2021	September 30, 2021	0.24	3,181	3,738	39
			$0.66	$8,754	$10,114	$99
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table summarizes shares of common stock repurchased under the Stock Repurchase Program during the nine months ended September 30, 2021 and 2020, respectively.

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share
Nine Months Ended September 30, 2020
January 1, 2020 through March 31, 2020	—	$—	$—
April 1, 2020 through June 30, 2020	—	$—	$—
July 1, 2020 through September 30, 2020	—	$—	$—

Nine Months Ended September 30, 2021
January 1, 2021 through March 31, 2021	700	$5	$6.70
April 1, 2021 through June 30, 2021	—	$—	$—
July 1, 2021 through September 30, 2021	—	$—	$—

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Nine Month Period Ended September 30, 2021
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2020, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2021, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$20	$964	$—	$—	$964	$7,822	$321	$(52)	$8,091
	Common Equity	—	2,064	—	136	—	136	2,990	2,064	—	5,054
		—	2,084	964	136	—	1,100	10,812	2,385	(52)	13,145

Total Control Investment		—	2,084	964	136	—	1,100	10,812	2,385	(52)	13,145
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	(20)	—	—	—	—	9,258	160	(2,417)	7,001
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(20)	—	—	—	—	9,258	160	(2,417)	7,001

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	(114)	858	—	201	1,059	13,744	114	(13,858)	—
	Common Equity (6)	1,741	(1,606)	—	—	—	—	3,420	1,427	(4,847)	—
		1,741	(1,720)	858	—	201	1,059	17,164	1,541	(18,705)	—

Contract Datascan Holdings, Inc.	Preferred Equity (7)	—	582	—	—	—	—	2,690	582	—	3,272
	Common Equity (6)	—	33	—	—	—	—	46	33	—	79
		—	615	—	—	—	—	2,736	615	—	3,351

DRS Imaging Services, LLC	Common Equity (6)	—	(250)	—	—	—	—	1,749	—	(250)	1,499

Master Cutlery, LLC	Subordinated Loan (6)	—	467	—	—	—	—	346	856	(457)	745
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	467	—	—	—	—	346	856	(457)	745

NeoSystems Corp.	Preferred Equity (7)	1,505	(371)	—	—	—	—	2,250	1,281	(3,531)	—

Pfanstiehl Holdings, Inc	Common Equity	—	19,381	—	—	—	—	36,221	19,381	—	55,602

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Nine Month Period Ended September 30, 2021
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2020, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2021, Fair Value (5)

Professional Pipe Holdings, LLC	Senior Secured Loan	$—	$144	$522	$—	$—	$522	$6,086	$303	$(1,509)	$4,880
	Common Equity (6)	—	132	—	—	—	—	1,208	132	—	1,340
		—	276	522	—	—	522	7,294	435	(1,509)	6,220

TalentSmart Holdings, LLC	Common Equity (6)	—	15	—	—	—	—	1,306	15	—	1,321

TRS Services, Inc.	Preferred Equity (6)	—	127	—	—	—	—	915	127		1,042
	Common Equity (6)	—	—	—	—	—	—	—	—		—
		—	127	—	—	—	—	915	127	—	1,042

TTG Healthcare, LLC	Senior Secured Loan	—	(248)	1,271	—	161	1,432	19,530	11	(398)	19,143
	Preferred Equity (6)	—	(541)	—	—	—	—	4,077	—	(541)	3,536
		—	(789)	1,271	—	161	1,432	23,607	11	(939)	22,679

Total Affiliate Investments		3,246	17,731	2,651	—	362	3,013	102,846	24,422	(27,808)	99,460
Total Control and Affiliate Investments		$3,246	$19,815	$3,615	$136	$362	$4,113	$113,658	$26,807	$(27,860)	$112,605
(1)Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in income for the nine months ended September 30, 2021, during which an investment was included in the Control Investment or Affiliate Investment categories.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
On October 1, 2021, the Company caused notices to be issued to the holders of the Unsecured Notes Due September 2023 regarding the exercise of its option to redeem on November 1, 2021 all of the issued and outstanding Unsecured Notes Due September 2023. The Unsecured Notes Due September 2023 were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest through October 31, 2021. The total amount of the redemption, plus accrued interest, is $25,004.
On October 22, 2021, the Company caused notices to be issued to the holders of the Unsecured Notes Due October 2026 regarding the exercise of its option to redeem on November 22, 2021 all of the issued and outstanding Unsecured Notes Due October 2026. The Unsecured Notes Due October 2026 will be redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from October 31, 2021 through, but excluding, November 22, 2021. The total amount of the redemption, plus accrued interest, is $54,523.
On October 28, 2021 and November 1, 2021, the Company closed the public offering of the Unsecured Notes Due October 2028, which included a full exercise of the underwriters overallotment option. The total net proceeds to the Company, after deducting underwriting discounts of $1,719 and estimated offering expenses, plus reimbursements, was approximately $53,544. The Unsecured Notes Due October 2028 will mature on October 31, 2028 and bear an effective interest rate, including amortization of deferred debt issuance costs, of 5.34%. The Unsecured Notes Due October 2028 may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 31, 2023 at the redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest.
On November 2, 2021, the Board declared a distribution of $0.25 per share for the fourth quarter of 2021, payable on December 31, 2021 to stockholders of record as of December 24, 2021.
COVID-19
We evaluated events subsequent to September 30, 2021 through November 4, 2021. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the outbreak of the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
On March 27, 2020, the U.S. government enacted the CARES Act, which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic. On December 27, 2020, the U.S. government enacted the December 2020 COVID Relief Package. Additionally, on March 11, 2021, the U.S. government enacted the American Rescue Plan, which included additional funding to mitigate the adverse economic effects of the COVID-19 pandemic. It is uncertain whether, or to what extent, our portfolio companies have been or will be able to benefit from the CARES Act, the December 2020 COVID Relief Package, the American Rescue Plan, or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
Overview
Key performance metrics are presented below:

	September 30, 2021	June 30, 2021
Net asset value per common share	$14.16	$13.42

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
Net investment income per common share	$0.24	$0.24	$0.67	$0.69
Net increase (decrease) in net assets resulting from operations per common share	0.98	1.67	2.97	(0.58)
Distributions paid per common share	0.24	0.22	0.66	0.68
Our NAV per common share increased 5.5% to $14.16 at September 30, 2021 from $13.42 at June 30, 2021, primarily due to net gains on our investment portfolio of $10.2 million, or $0.76 per common share.
Net investment income per share of $0.24 was stable compared to the prior quarter. Our net interest margin—total interest income less interest expense— decreased $0.04 per share due to lower interest income. The reduction in interest income was principally attributable to accelerations of Net Loan Fees from loan prepayments that occurred in the prior quarter. The decrease in net interest margin during the quarter ended September 30, 2021 was offset by a decrease in incentive fees of $0.05 per share.
On November 2, 2021, the Board declared a distribution of $0.25 per share for the fourth quarter of 2021, payable on December 31, 2021 to stockholders of record as of December 24, 2021.
As of September 30, 2021 and December 31, 2020, floating rate loans at fair value, excluding Structured Finance Notes, comprised 97% and 96% of our debt portfolio, respectively, and fixed rate loans at fair value were 3% and 4% of this portfolio, respectively. Structured Finance Notes generally do not carry a stated rate of interest, but the loan portfolios underlying these investments are generally variable rate debt. As of September 30, 2021, the weighted average yield on debt and Structured Finance Notes investment was 8.87%, compared to 8.91% as of June 30, 2021. The slight decrease was primarily due to a decline in the yield of our senior secured debt to 7.55% from 7.66% in the prior quarter, as we continue to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile.
As of September 30, 2021, approximately 86% of our debt was fixed rate and bore a weighted-average interest cost of 5.21%.
During the three months ended September 30, 2021, our portfolio experienced net gains of $10.2 million, or $0.76 per share, principally due to a $8.9 million, or a 3.2%, improvement in the fair values of our directly originated debt and equity investments. The net appreciation in our directly originated investments was primarily attributable to a $6.4 million improvement on our common equity in Pfanstiehl Holdings, Inc., as well as a $1.0 million improvement on our common equity investment in MTE Holdings Corp., in each case, as a result of improved operating results. Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 10.6% of our portfolio at fair value, and 29.3% of our consolidated net assets as of September 30, 2021.
Since OFS Advisor implemented its business continuity plan in mid-March 2020, OFS Advisor's entire team has effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.

OFS Advisor has actively monitored our portfolio companies throughout this period of economic uncertainty, which has included assessments of our portfolio companies' operational and liquidity outlook. During the three months ended September 30, 2021, we provided delayed draw term facilities with total commitments of $3.1 million to four portfolio companies and amended seven directly-originated loans. As of September 30, 2021, we have unfunded commitments of $13.6 million to twelve portfolio companies. During the three months ended September 30, 2021, we purchased a Structured Finance Note for a cost of $8.5 million and completed $56.2 million in Portfolio Company Investments.
At September 30, 2021, our asset coverage ratio of 176% exceeded the minimum asset coverage requirements under the 1940 Act, and we remained in compliance with all applicable financial thresholds under our outstanding debt. As of September 30, 2021, we had an unused commitment of $24.25 million under our PWB Credit Facility, as well as an unused commitment of $104.9 million under our BNP Facility, both subject to a borrowing base and other covenants. Based on our portfolio's fair value and our equity capital at September 30, 2021, we could access these available lines of credit for $133 million and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and expect to continue to selectively deploy capital in new investment opportunities in this challenging environment.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including the impact of travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration and impact of additional business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results, or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay-off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
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
We are also subject to financial risks, including changes in market interest rates. As of September 30, 2021, approximately $376 million (principal amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based, and many of which are subject to reference-rate floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates contributing to the decline in other market interest reference rates, primarily in the second quarter of 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases are not offset by a corresponding increase in the spread over the reference rates that we earn on our portfolio investments, a decrease in our operating expenses, including with respect to our Income Incentive Fee, or a decrease in the interest rate of our floating interest rate liabilities indexed to LIBOR, or its replacement reference rate(s) when determined. As of September 30, 2021, the majority of our variable rate debt investments are subject to the base rate floor, partially mitigating the impact of the recent decrease in LIBOR on our gross investment income.
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
Fair value estimates. Our approach to fair value estimates was significantly adjusted in response to the economic uncertainty associated with the spread of the COVID-19 pandemic, principally through adjustments to the weights given the various methodologies we utilize to estimate discount rates, greater use of pandemic-adjusted forward-looking information, and shortening the evaluation periods used to assess the market depth and liquidity associated with Indicative Prices. These adjustments resulted from observed decreases in the historic correlation between observable inputs utilized on our valuation models. However, as of December 31, 2020, we had reverted all of our methodologies to their pre-pandemic weightings and evaluation periods as financial markets stabilized and the correlations between observable market factors returned.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at September 30, 2021 (dollar amounts in thousands):

Investment Type	Fair Value at September 30, 2021	Range of Fair Value
		Low-end	High-end
Debt investments:
Senior secured	$331,970	$328,477	$335,324
Senior secured (valued at Transaction Prices)	15,977	15,977	15,977
Subordinated	17,525	17,046	18,003

Structured Finance Notes:
Subordinated notes	65,334	63,358	67,309
Mezzanine debt	2,792	2,748	2,837
Loan accumulation facility (valued at Transaction Price)	8,500	8,500	8,500

Equity investments:
Preferred equity	9,805	8,491	11,060
Common equity, warrants and other	74,176	70,104	80,469
Common equity, warrants and other (valued at Transaction Prices)	200	200	200
	$526,279	$514,901	$539,679
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
    Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For a discussion of the risks associated with conflicts of interest, see "Item 1. Business — Conflicts of Interest", "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates —We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts" and "Item 1A. Risk Factors — Regulations — Conflicts of Interest - Conflicts Related to Portfolio Investments" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Portfolio Composition and Investment Activity
Portfolio Composition
As of September 30, 2021, the fair value of our debt investment portfolio totaled $365.5 million in 70 portfolio companies, of which 95% and 5% were senior secured loans and subordinated loans, respectively. As of September 30, 2021, we had equity investments in 21 portfolio companies with a fair value of approximately $84.2 million. We also have seventeen investments in Structured Finance Notes with a fair value of $76.6 million. We had unfunded commitments of $13.6 million to twelve portfolio companies at September 30, 2021. Set forth in the tables and charts below is selected information with respect to our portfolio as of September 30, 2021 and December 31, 2020.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$175,554	$165,907	$190,627	$172,249
SBIC I LP	166,075	198,635	191,192	190,573
OFSCC-FS	154,180	154,494	67,781	68,037
OFSCC-MB	8,292	7,243	11,423	11,464
Total investments	$504,101	$526,279	$461,023	$442,323

    Portfolio Yields
The weighted average yield on total investments(1) was 8.39% and 8.56% at September 30, 2021 and December 31, 2020, respectively. The following table displays the composition of our performing debt investment and Structured Finance Note portfolio by yield range and weighted average yields as of September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
Yield Range	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated	Structured Finance
	Debt	Debt	Notes	Total	Debt	Debt	Notes	Total
Less than 8%	50.8%	—%	—%	40.0%	29.5%	—%	1.4%	24.0%
8% - 10%	35.0	—	2.5	28.0	52.0	—	1.4	42.2
10% - 12%	5.9	—	19.8	8.1	13.5	—	—	10.9
12% - 14%	8.3	53.1	20.6	12.2	3.4	53.6	12.5	7.0
Greater than 14%	—	46.9	57.1	11.7	1.6	46.4	84.7	15.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (2)	7.93%	14.78%	16.27%	9.64%	8.92%	14.88%	16.56%	10.27%
Weighted average yield - total debt and Structured Finance Note investments (3)	7.55%	6.68%	16.27%	8.87%	8.38%	5.53%	16.56%	9.15%
(1) Weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments at the balance sheet date plus the annualized accretion of Net Loan Fees, (ii) the effective yield on our performing preferred equity investments, and (iii) the annual effective yield on Structured Finance Notes, divided by (b) the total amortized cost of our investment portfolio, including equity securities and assets in non-accrual status as of the balance sheet date.
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
The weighted average yield on performing portfolio company debt securities, including Structured Finance Notes, decreased to 9.64% at September 30, 2021 from 10.27% at December 31, 2020, primarily due to the 8.0% weighted average yield on new debt investments and Structured Finance Notes. During the nine months ended September 30, 2021, we purchased approximately $141.2 million in debt securities, primarily in lower-yielding, first lien senior secured loans to larger borrowers, with a weighted average yield of 6.9%. The weighted average yield on total debt, including Structured Finance Notes, decreased to 8.87% at September 30, 2021 from 9.15% at December 31, 2020.
As of September 30, 2021 and December 31, 2020, floating rate loans at fair value, excluding Structured Finance Notes, were 97% and 96% of our debt portfolio, respectively, and fixed rate loans at fair value were 3% and 4% of this portfolio, respectively.
The weighted average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$362,747	$347,947	$325,647	$306,304
Subordinated debt investments	38,117	17,525	45,409	15,067
Preferred equity	13,675	9,805	18,648	11,543
Common equity, warrants and other	13,845	74,376	15,459	52,984
Total Portfolio Company Investments	$428,384	$449,653	$405,163	$385,898
Total number of portfolio companies	83	83	62	62
(1)    Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $22,400 and $22,800, respectively, at September 30, 2021, and $55,776 and $56,217, respectively, at December 31, 2020.
    At September 30, 2021, 95% and 66% of our loan portfolio and total portfolio, respectively, consisted of senior secured loans, based on fair value. Approximately 77% of our Portfolio Company Investments at fair value are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structures may provide greater downside protection against adverse economic changes, including those caused by the COVID-19 pandemic.
As of September 30, 2021, the three largest industries of our Portfolio Company Investments by fair value, were (1) Manufacturing (24.7%), (2) Professional, Scientific, and Technical Services (15.5%), and (3) Wholesale Trade (13.8%), totaling approximately 54.0% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
As of September 30, 2021, our common equity in Pfanstiehl Holdings, Inc. based on its fair value of $55.6 million, $55.4 million of which represents an unrealized gain, accounts for 10.6% of our total portfolio at fair value, or 29.3% of total net assets. Since December 31, 2020 and December 31, 2019, Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, has appreciated $19.4 million and $43.6 million, respectively, primarily due to improved operating results, as well as multiple expansion in the pharmaceutical industry.
The following table presents our debt investment portfolio by investment size as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	Amortized Cost				Fair Value
	September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
Up to $4,000	$66,948	16.7%	$30,427	8.2%	$67,274	18.4%	$33,149	10.3%
$4,001 to $7,000	94,474	23.6	72,030	19.4	90,249	24.7	68,939	21.5
$7,001 to $10,000	44,039	11.0	51,874	14.0	40,690	11.1	43,735	13.6
$10,001 to $13,000	10,790	2.7	21,013	5.7	32,386	8.9	33,470	10.4
Greater than $13,000	184,613	46.0	195,711	52.7	134,873	36.9	142,078	44.2
Total	$400,864	100.0%	$371,055	100.0%	$365,472	100.0%	$321,371	100.0%

Investment Activity
The following is a summary of our Portfolio Company Investment activity for the three and nine months ended September 30, 2021 (dollar amounts in millions):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
New Portfolio Company Investments	$29.5	$0.2	$92.3	$0.2
Add-on Portfolio Company Investments	26.4	—	70.6	—
Total Portfolio Company Investments	$55.9	$0.2	$162.9	$0.2
Number of new Portfolio Company Investments	14	1	46	1
Number of add-on Portfolio Company Investments	22	—	47	—

Proceeds/redemptions from principal payments/ equity investments	24.3	—	125.1	—
Proceeds from investments sold or redeemed	7.5	—	17.8	—
Total proceeds from principal payments, equity distributions and investments sold	$31.8	$—	$142.9	$—
Notable investments in new portfolio companies during the nine months ended September 30, 2021, include KNS Acquisition Corp. ($5.0 million senior secured loan), Electrical Components International, Inc. ($5.6 million senior secured loan), TruGreen Limited Partnership ($4.6 million senior secured loan), RumbleOn, Inc. ($4.1 million senior secured loan), Directv Financing, LLC ($4.5 million senior secured loan) and Magenta Buyer LLC ($4.8 million senior secured loan).
Notable add-on investments during the nine months ended September 30, 2021, include All Star Auto Lights, Inc. ($6.8 million senior secured loan) and Convergint Technologies Holdings, LLC ($10.0 million senior secured loans).
During the nine months ended September 30, 2021, the weighted-average yield of new debt in Portfolio Company Investments was 6.9%.
During the nine months ended September 30, 2021, we also invested $30.4 million in Structured Finance Notes with a weighted average annual effective yield of 15.3%.
The following is a summary of our Portfolio Company Investment activity for the three and nine months ended September 30, 2020 (dollar amounts in millions):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$1.5	$—	$43.8	$—
Investments in existing portfolio companies
Follow-on investments	7.6	—	17.7	0.1
Restructured investments	—	0.2	—	0.9
Delayed draw and revolver funding	—	—	5.7	—
Total investments in existing portfolio companies	7.6	0.2	23.4	1.0
Total investments in new and existing portfolio companies	$9.1	$0.2	$67.2	$1.0
Number of new portfolio company investments	3	—	13	—
Number of existing portfolio company investments	1	3	16	6

Proceeds/distributions from principal payments/ equity investments	3.8	—	60.1	—
Proceeds from investments sold or redeemed	1.9	—	63.8	3.6
Total proceeds from principal payments, equity distributions and investments sold	$5.7	$—	$123.9	$3.6

Notable investments in new portfolio companies during the nine months ended September 30, 2020, include A&A Transfer, LLC ($23.7 million senior secured loan and $1.6 million revolver) and SourceHOV Tax, Inc. ($12.8 million senior secured loan).
During the nine months ended September 30, 2020, the weighted-average yield of new debt in Portfolio Company Investments was 8.4%.
During the nine months ended September 30, 2020, we also invested $13.6 million in Structured Finance Notes with a weighted average annual effective yield of 18.9%.
Non-cash investment activity
On June 11, 2021, My Alarm Center, LLC’s bankruptcy plan became effective and our equity interests were cancelled. For the nine months ended September 30, 2021, the Company recognized a realized loss of $3.1 million, of which $3.0 million was recognized as an unrealized loss as of December 31, 2020.
On March 27, 2020, our debt investment in Constellis Holdings, LLC was restructured. We converted our non-accrual debt investment into 20,628 shares of common equity. The fair value of the 20,628 shares of common equity received was $0.7 million, which we recognized as the investment's cost.
Risk Monitoring
We categorize direct investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Notes, by credit risk rating as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	September 30, 2021		December 31, 2020
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	341,373	93.4	263,934	82.2
4 (Special Mention)	16,353	4.5	45,302	14.1
5 (Substandard)	7,001	1.9	11,684	3.6
6 (Doubtful)	745	0.2	451	0.1
7 (Loss)	—	—	—	—
	$365,472	100.0%	$321,371	100.0%
Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized gains on the sale of investments, as well as changes in risk categories. During the nine months ended September 30, 2021, debt investments with an aggregate cost and fair value of $17.2 million and $16.8 million, respectively, had risk rating upgrades from risk category 4 to risk category 3 and a debt investment with a cost and fair value of $16.1 million and -0- million, respectively, had risk rating downgrades from risk category 5 to risk category 7.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, and/or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. No new loans were placed on non-accrual status during the nine months ended September 30, 2021. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $38.2 million and $7.7 million, respectively, at September 30, 2021, and $48.1 million and $12.1 million, respectively, at December 31, 2020. During the nine months ended September 30, 2021, Community Intervention Services, Inc., a non-accrual loan since September 30, 2016 with a cost of $7.6 million, was sold for $0.1 million.

Structured Finance Notes
The following table summarizes the composition of our Structured Finance Notes as of September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$64,572	$65,334	$54,280	$54,724
Mezzanine bonds	2,645	2,792	1,580	1,701
Loan accumulation facility	$8,500	$8,500	$—	$—
Total Structured Finance Notes	$75,717	$76,626	$55,860	$56,425
As of September 30, 2021, the weighted average yield on Structured Finance Notes remained stable at 16.27%, compared to 16.56% at December 31, 2020. During the nine months ended September 30, 2021, we purchased Structured Finance Notes with a the weighted average yield of 15.3%, based on current amortized cost.
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

Comparison of the three months ended September 30, 2021 and June 30, 2021 and comparison of the nine months ended September 30, 2021 and 2020
Consolidated operating results for the three months ended September 30, 2021 and June 30, 2021 and the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
Investment income
Interest income:
Cash interest income	$6,771	$6,972	$20,580	$26,565
PIK interest income	406	397	1,243	1,222
Net Loan Fee amortization	322	857	1,752	959
Accretion of interest income on Structured Finance Notes	2,645	2,392	7,315	4,141
Other interest income	—	—	12	54
Total interest income	10,144	10,618	30,902	32,941
Dividend income:
Preferred equity PIK dividends	37	59	143	388
Common cash dividends	33	136	169	100
Total dividend income	70	195	312	488
Fee income:
Syndication fees	124	439	780	467
Prepayment and other fees	251	164	502	442
Total fee income	375	603	1,282	909
Total investment income	10,589	11,416	32,496	34,338
Total expenses, net	7,354	8,181	23,476	25,047
Net investment income	3,235	3,235	9,020	9,291
Net gain (loss) on investments	10,154	19,206	33,283	(15,619)
Loss on extinguishment of debt	(224)	—	(2,523)	(336)
Loss on impairment of goodwill	—	—	—	(1,077)
Net increase (decrease) in net assets resulting from operations	$13,165	$22,441	$39,780	$(7,741)
Interest income by debt investment type for the three months ended September 30, 2021 and June 30, 2021 and nine months ended September 30, 2021 and 2020, is summarized below (in thousands):

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
Interest income:
Senior secured debt investments	$6,170	$7,580	$20,952	$25,665
Subordinated debt investments	708	646	2,014	3,092
Structured Finance Notes	3,266	2,392	7,936	4,183
Total interest income	10,144	10,618	30,902	32,941
Less Net Loan Fees accelerations	(118)	(551)	(1,011)	(196)
Recurring interest income	$10,026	$10,067	$29,891	$32,745
Investment Income
Other than acceleration of Net Loan Fees recognized upon the repayment of a loan, we consider our interest income on direct debt investments to portfolio companies to be recurring in nature. Such recurring interest income remained stable during the three months ended September 30, 2021 compared to the prior quarter. Recurring interest income decreased $2.9 million during the nine months ended September 30, 2021 compared to the corresponding period in the prior year, primarily due to a

$3.7 million volume variance from a $50 million decrease in the average outstanding performing loan balance, partly offset by a $0.8 million increase from a 28 basis point increase in the recurring earned yield.
During the three months ended September 30, 2021, dividend income decreased $0.1 million compared to the prior quarter due to a distribution from our equity investment in MTE Holding Corp during the prior quarter.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees are considered non-recurring and generally result from periodic transactions rather than from holding portfolio investments. Syndication fees, which are recognized when OFS Advisor sources, structures, and arranges the lending group, and for which we are additionally compensated, decreased to $0.1 million for the three months ended September 30, 2021 compared to $0.4 million for the three months ended June 30, 2021. Total fee income for the nine months ended September 30, 2021 compared to the corresponding period in the prior year, increased from $0.9 million to $1.3 million primarily due to a $0.3 million increase in syndication fees.
Expenses
Operating expenses for the three months ended September 30, 2021 and June 30, 2021 and nine months ended September 30, 2021 and 2020, are presented below (in thousands):

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
Interest expense	$4,234	$4,241	$13,300	$14,301
Management fee	1,950	1,876	5,660	5,759
Incentive fee	102	809	911	1,332
Professional fees	354	489	1,230	1,530
Administration fee	335	439	1,342	1,456
Other expenses	379	327	1,033	1,110
Total expenses before incentive fee waiver	7,354	8,181	23,476	25,488
Incentive fee waiver	—	—	—	(441)
Total expenses, net of incentive fee waiver	$7,354	$8,181	$23,476	$25,047
Interest expense for the three months ended September 30, 2021 remained stable compared to the preceding quarter. Interest expense for the nine months ended September 30, 2021 decreased $1.0 million compared to the corresponding period in the prior year, primarily due to a $18.1 million decrease in the weighted average debt balance.
Management fee expense for the three months ended September 30, 2021 increased $0.1 million compared to the prior quarter primarily due to the increase in total assets. Management fee expense for the nine months ended September 30, 2021 decreased $0.1 million compared to the corresponding period in the prior year consistent with changes in total assets.
The incentive fees earned by OFS Advisor for the three months ended September 30, 2021 decreased $0.7 million compared to the prior quarter due to pre-incentive fee net investment income not exceeding the performance hurdle for incentives in the three months ended September 30, 2021. For the three months ended September 30, 2021, the Company accrued a capital gains incentive fee of $0.1 million due to an increase in unrealized capital gains. Incentive fee expense for the nine months ended September 30, 2021 decreased $0.4 million compared to the corresponding period in the prior year, before taking into account the incentive fee waiver during the three months ended March 31, 2020, primarily due to the decrease in net interest margin during 2021.
Professional fees for the three months ended September 30, 2021 decreased $0.1 million compared to the prior quarter. Professional fees for the nine months ended September 30, 2021 decreased $0.3 million compared to the corresponding period in the prior year due to a decrease in valuation and consulting services.
Administration fee expense for the three and nine months ended September 30, 2021 decreased $0.1 million and $0.1 million, respectively, compared to the prior quarter and prior year due to allocations of administrative services and software.
Other expenses for the three months ended September 30, 2021 increased $0.1 million compared to the prior quarter. Other expenses decreased $0.1 million over the prior year primarily due to tax expenses in the corresponding period in the prior year.

Net realized and unrealized gain (loss) on investments
Net gain (loss), inclusive of realized and unrealized gains (losses), by investment type for the three months ended September 30, 2021 and June 30, 2021 and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
Senior secured debt	$(460)	$918	4,338	$(16,428)
Subordinated debt	145	3,513	2,216	(11,585)
Preferred equity	1,006	(81)	1,646	(2,752)
Common equity, warrants and other	9,094	14,371	24,838	16,942
Structured Finance Notes	196	690	344	(2,212)
Deferred income tax benefit (expense)	173	(205)	(99)	416
Total net gain (loss) on investments	$10,154	$19,206	$33,283	$(15,619)
Net gain on investments for the three months ended September 30, 2021 and June 30, 2021
Three months ended September 30, 2021
Our portfolio experienced net gains of $10.2 million in the third quarter of 2021, principally due to a $8.9 million, or 3.2%, improvement in the fair values of our directly originated debt and equity investments. Net gains for the quarter include realized gains of $3.3 million primarily on the sale of our preferred equity in Neosystems Corp. and our common equity in Chemical Resources Holdings, Inc.
During the three months ended September 30, 2021, our senior secured debt decreased $0.5 million primarily due to a decrease of $0.7 million in our debt investment in Envocore Holding, LLC.
During the three months ended September 30, 2021, our portfolio experienced net gains of $1.0 million and $9.1 million on our preferred equity and common equity, respectively. The net gains on our preferred equity investments were primarily attributable to the $0.6 million improvement in Stancor, L.P. and $0.5 million improvement in Contract Datascan Holdings, Inc., respectively. The net gains on our common equity investments were primarily attributable to the $6.4 million improvement in Pfanstiehl Holdings, Inc. These net gains were primarily attributable to the positive impact of portfolio company-specific performance factors.
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
During the three months ended June 30, 2021, our senior secured debt remained stable with the prior quarter, experiencing experienced net gains of $0.9 million.
The net appreciation of $3.5 million on our subordinated debt investments in the second quarter of 2021 was primarily attributable to a $3.5 million improvement on our debt investment in Eblens Holdings, Inc.
The net gain on our common equity in the second quarter of 2021 was primarily attributable to the $12.1 million improvement in Pfanstiehl Holdings, Inc.
Net gain on investments for the nine months ended September 30, 2021 and 2020
Nine months ended September 30, 2021
During the nine months ended September 30, 2021, our portfolio experienced net gains of $33.3 million, principally due to a $31.8 million net gain on our directly originated debt and equity investments. During the nine months ended September 30, 2021, our common equity investment in Pfanstiehl Holdings, Inc. and our subordinated debt investment in Eblens Holdings, Inc. had unrealized appreciation of $19.4 million and $4.2 million, respectively.
Nine months ended September 30, 2020

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
Loss on Impairment of Goodwill
Nine months ended September 30, 2020
The decline in the price of our common stock and the level at which it continues to trade relative to the broader stock indices for the BDC industry led us to conclude in the third quarter of 2020 that an impairment in the value of our goodwill was more likely than not. Moreover, the discount at which our stock traded to its net asset value resulted in our conclusion on the impairment of goodwill equal to the full amount of its carrying value of $1.1 million. The loss on impairment of goodwill did not impact our third quarter management or incentive fees.
Loss on Extinguishment of Debt
Three and nine months ended September 30, 2021
During the nine months ended September 30, 2021, we prepaid $35.4 million of SBA debentures and redeemed $98.5 million of unsecured notes, and, as a result, we recognized losses on extinguishment of debt of $2.5 million related to the charge-off of deferred borrowing costs on these instruments.
During the three months ended September 30, 2021, we prepaid $25.6 million of SBA debentures, and, as a result, we recognized a loss on extinguishment of debt of $0.2 million related to the charge-off of deferred borrowing costs on the prepaid debentures.
Three and nine months ended September 30, 2020
During the nine months ended September 30, 2020, we prepaid $21.1 million of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. We recognized losses on extinguishment of debt of $0.24 million related to the charge-off of deferred borrowing costs on the prepaid debentures.
During the three months ended September 30, 2020, the BLA was amended to reduce the total commitment from $100.0 million to $50.0 million. We recognized a loss on extinguishment of debt of $0.1 million related to the charge-off of deferred borrowing costs on the commitment reduction.
Liquidity and Capital Resources
At September 30, 2021, we held cash of $7.0 million, which includes $3.9 million held by SBIC I LP, our wholly owned SBIC, and $1.5 million held by OFSCC-FS. Our use of cash held by SBIC I LP may be restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings or regulatory capital of SBIC I LP, and require the prior approval of the SBA. During the nine months ended September 30, 2021, the Parent received a return of capital distribution of $19.1 million from SBIC I LP. The Company is limited to follow-on investments in current portfolio companies held through SBIC I LP. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the nine months ended September 30, 2021, the Parent received $3.4 million in cash distributions from OFSCC-FS. As of September 30, 2021, cash available to be distributed from SBIC I LP and OFSCC-FS were $16.5 million and $-0-, respectively.
At September 30, 2021, we had an unused commitment of $24.25 million under our PWB Credit Facility, as well as an unused commitment of $104.9 million under our BNP Facility, both subject to a borrowing base requirements and other covenants. Based on fair values and equity capital at September 30, 2021, we could access available lines of credit for $133 million and remain in compliance with our asset coverage requirements. As of November 2, 2021, we had cash on hand of approximately $37.6 million. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
The Parent may make unsecured loans to SBIC I LP, the aggregate which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of September 30, 2021.
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

	Nine Months Ended September 30,
	2021	2020
Cash from net investment income(1)	$5,653	$5,755
Net (purchases and originations)/repayments and sales of portfolio investments(1)	(28,751)	36,740
Net cash provided by (used in) operating activities	(23,098)	42,495

Distributions paid to stockholders(2)	(8,754)	(8,974)
Net payments under lines of credit	13,850	(31,800)
Repayment of SBA debentures	(35,350)	(21,110)
Proceeds from unsecured notes offering, net of discounts	121,791	24,250
Redemption of unsecured notes	(98,525)	—
Other financing activities	(623)	(11)
Net cash used in financing activities	(7,611)	(37,645)
Increase (decrease) in cash	$(30,709)	$4,850
(1)    Net purchases and originations/repayments and sales of portfolio investments includes purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable form investments purchased as reported in our statements of cash flows, as well as the excess of proceeds from distributions received from Structured Finance Notes over accretion of interest income on Structured Finance Notes. Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows. Certain amounts in the prior year have been reclassified to conform with the current year presentation.
(2)    The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year.
Cash from net investment income
Cash from net investment income decreased $0.1 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Net (purchases and originations)/repayments and sales of portfolio investments
During the nine months ended September 30, 2021, net purchases and originations of portfolio investments of $28.8 million were primarily due to $173.8 million of cash we used to purchase portfolio investments, offset by $145.1 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Notes and accretion of interest income on Structured Finance Notes. During the nine months ended September 30, 2020, net purchases and originations of portfolio investments of $36.7 million were primarily due to $89.8 million of cash we used to purchase portfolio investments, offset by $126.5 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Notes and accretion of interest income on Structured Finance Notes. See "—Portfolio Composition and Investment Activity–Investment Activity."
Borrowings
SBA Debentures
SBIC I LP’s SBIC license allowed it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury

Notes with ten-year maturities. As of September 30, 2021 and December 31, 2020, SBIC I LP had outstanding debentures of $69.9 million and $105.3 million, respectively.
On a stand-alone basis, SBIC I LP held $203.3 million and $223.8 million in total assets at September 30, 2021 and December 31, 2020, respectively, which accounted for approximately 38% and 46% of the Company’s total consolidated assets, respectively.
    As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP intends, over time, to pay its outstanding SBA debentures prior to their scheduled maturity dates. Under a plan approved by the SBA, we will only make follow-on investments in current portfolio companies held by SBIC I LP. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. During the three and nine months ended September 30, 2021, SBIC I LP prepaid $25.6 million and $35.4 million of SBA debentures that were contractually due September 1, 2022, September 1, 2024 and September 1, 2025. During the three and nine months ended September 30, 2021, we recognized a loss on extinguishment of debt of $0.2 million and $0.3 million related to the charge-off of deferred borrowing costs on the prepaid debentures.
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
    As of September 30, 2021, we had $0.75 million outstanding and an unused commitment of $24.25 million under the PWB Credit Facility, subject to a borrowing base and other covenants.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of September 30, 2021, we were in compliance with the applicable covenants under the PWB Credit Facility.
Unsecured Notes
On February 10, 2021, we closed the public offering of $100.0 million aggregate principal amount of our 4.75% notes due 2026, and on March 18, 2021, we closed an additional public offering of $25.0 million aggregate principal amount of our 4.75% notes due 2026 (the "Unsecured Notes Due February 2026"). The total net proceeds to us from the Unsecured Notes Due February 2026, after deducting underwriting fees of $3.2 million and offering expenses of $0.6 million, was approximately $121.2 million. The Unsecured Notes Due February 2026 bear an effective interest rate, including amortization of deferred debt issuance costs, of 5.36%. The Unsecured Notes Due February 2026 will mature on February 10, 2026, and we may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at our option at par plus a "make-whole" premium, if applicable. The Unsecured Notes Due February 2026 bear interest at a rate of 4.75% per year payable semi-annually in arrears on February 10 and August 10 of each year, commencing on August 10, 2021.
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
On October 1, 2021, we caused notices to be issued to the holders of the Unsecured Notes Due September 2023 regarding the exercise of our option to redeem on November 1, 2021 all of the issued and outstanding Unsecured Notes Due September 2023. The Unsecured Notes Due September 2023 were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest through October 31, 2021. We expect to recognize a loss on extinguishment of debt of $0.6 million related to the charge-off of deferred borrowing costs on the redemption of the notes. The total amount of the redemption, plus accrued interest, is $25.0 million.
On October 28, 2021 and November 1, 2021, we closed the public offering of the Unsecured Notes Due October 2028, which included a full exercise of the underwriters overallotment option. The total net proceeds to us, after deducting underwriting discounts of $1.72 million and estimated offering expenses, plus reimbursements, was approximately $53.5 million. The Unsecured Notes Due October 2028 will mature on October 31, 2028 and bear an effective interest rate, including amortization of deferred debt issuance costs, of 5.34%. The Unsecured Notes Due October 2028 may be redeemed in whole or in part at any time or from time to time at our option on or after October 31, 2023 at the redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest.
On October 22, 2021, we caused notices to be issued to the holders of the Unsecured Notes Due October 2026 regarding the exercise of our option to redeem on November 22, 2021 all of the issued and outstanding Unsecured Notes Due October 2026. The Unsecured Notes Due October 2026 will be redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from October 31, 2021, through, but excluding, November 22, 2021. We expect to recognize a loss on extinguishment of debt of $1.6 million related to the charge-off of deferred borrowing costs on the redemption of the notes. The total amount of the redemption, plus accrued interest, is $54.5 million.
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
BNP Facility
     On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $45.2 million was drawn as of September 30, 2021. Borrowings under the BNP Facility bear interest based on LIBOR for the relevant interest period, plus an applicable spread. The effective interest rate on the BNP Facility was 3.53% at September 30, 2021. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. The unused commitment under the BNP Facility was $104.9 million as of September 30, 2021. As of September 30, 2021, we were in compliance with the applicable covenants.
    On a stand-alone basis, OFSCC-FS held approximately $157.3 million and $72.4 million in total assets at September 30, 2021 and December 31, 2020, respectively, which accounted for approximately 29% and 15% of our total consolidated assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. As of September 30, 2021, approximately 83% of our investments were qualifying assets.
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
The following table summarizes shares of common stock repurchased under the Stock Repurchase Program during the nine months ended September 30, 2021 (in thousands).

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share
January 1, 2021 through March 31, 2021	700	$5	$6.70
April 1, 2021 through June 30, 2021	—	$—	$—
July 1, 2021 through September 30, 2021	—	$—	$—
    As of September 30, 2021, the aggregate amount outstanding of the senior securities issued by us was $250.2 million, for which our asset coverage was 176%. The Small Business Administration Debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
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

Contractual Obligations and Off-Balance Sheet Arrangements
The following table shows our contractual obligations as of September 30, 2021 (in thousands):

	Payments due by period
Contractual Obligation (1)	Total	Less than year	1-3 years (2)	4-5 years (2)	After 5 years (2)
PWB Credit Facility	$750	$—	$750	$—	$—
Unsecured Notes(3)	204,325	—	25,000	125,000	54,325
SBA Debentures	69,920	—	—	69,920	—
BNP Facility	45,150	—	45,150	—	—
Total(4)	$320,145	$—	$70,900	$194,920	$54,325
(1)Excludes commitments to extend credit to our portfolio companies.
(2)The PWB Credit Facility is scheduled to mature on February 28, 2023. The SBA debentures are scheduled to mature between March 2025 and September 2025. SBIC I LP is repaying over time its outstanding SBA debentures prior to the scheduled maturity dates of its debentures. The Unsecured Notes are scheduled to mature between September 2023 and October 2026. The BNP Facility is scheduled to mature on June 20, 2024.
(3)On October 1, 2021, we caused notices to be issued to the holders of the Unsecured Notes Due September 2023 regarding the exercise of our option to redeem on November 1, 2021 all of the issued and outstanding Unsecured Notes Due September 2023. On October 22, 2021, we caused notices to be issued to the holders of the Unsecured Notes Due October 2026 regarding the exercise of our option to redeem on November 22, 2021 all of the issued and outstanding Unsecured Notes Due October 2026. On October 28, 2021 and November 1, 2021, we closed the public offering of the Unsecured Notes Due October 2028, which included a full exercise of the underwriters overallotment option. The total net proceeds to us, after deducting underwriting discounts of $1.72 million and estimated offering expenses, plus reimbursements, was approximately $53.5 million. The Unsecured Notes Due October 2028 will mature on October 31, 2028.
(4)64% of the outstanding debt is unsecured.
    As of September 30, 2021, we continue to believe our long-dated financing, with approximately 92% of our total debt, contractually maturing in 2024 and beyond, affords us operational flexibility.
We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2021, we had $13.6 million in unfunded commitments to twelve portfolio companies. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the PWB Credit Facility.
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
Recent Developments
On October 1, 2021, we caused notices to be issued to the holders of the Unsecured Notes Due September 2023 regarding the exercise of our option to redeem on November 1, 2021 all of the issued and outstanding Unsecured Notes Due September 2023. The Unsecured Notes Due September 2023 were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest through October 31, 2021. We expect to recognize a loss on extinguishment of debt of $0.6 million related to the charge-off of deferred borrowing costs on the redemption of the notes. The total amount of the redemption, plus accrued interest, is $25.0 million.
On October 28, 2021 and November 1, 2021, we closed the public offering of the Unsecured Notes Due October 2028, which included a full exercise of the underwriters overallotment option. The total net proceeds to us, after deducting underwriting discounts of $1.72 million and estimated offering expenses, plus reimbursements, was approximately $53.5 million. The Unsecured Notes Due October 2028 will mature on October 31, 2028 and bear an effective interest rate, including amortization of deferred debt issuance costs, of 5.34%. The Unsecured Notes Due October 2028 may be redeemed in whole or in part at any time or from time to time at our option on or after October 31, 2023 at the redemption price of 100% of the aggregate principal amount thereof plus accrued and unpaid interest.
On October 22, 2021, we caused notices to be issued to the holders of the Unsecured Notes Due October 2026 regarding the exercise of our option to redeem on November 22, 2021 all of the issued and outstanding Unsecured Notes Due October 2026. The Unsecured Notes Due October 2026 will be redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from October 31, 2021, through, but excluding, November 22, 2021. We expect to recognize a loss on extinguishment of debt of $1.6 million related to the charge-off of deferred borrowing costs on the redemption of the notes. The total amount of the redemption, plus accrued interest, is $54.5 million.
    On November 2, 2021, our Board declared a distribution of $0.25 per share for the fourth quarter of 2021, payable on December 31, 2021 to stockholders of record as of December 24, 2021.
    We evaluated events subsequent to September 30, 2021 through November 4, 2021. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the outbreak of the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
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
As of September 30, 2021, 97% of our debt investments bore interest at floating interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current market rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2021, a majority of our floating rate loans were based on a floating LIBOR, subject to its floor.
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. Our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and LIBOR, respectively, with effective interest rates of 5.02% and 3.53%, respectively, as of September 30, 2021.
Assuming that the interim and unaudited consolidated balance sheet as of September 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$86	$(119)	$(33)
50	184	(233)	(49)
75	343	(348)	(5)
100	805	(462)	343
125	1,569	(576)	993

Basis point decrease(1)	Interest income	Interest expense	Net change
25	$(120)	$54	$(66)
(1) Decreases in LIBOR or Prime Rate beyond that presented would not result in a change to interest income or interest expense due to current LIBOR rates and a minimum base rate, or floor, that our debt investments and the PWB Credit Facility contain.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2021. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in "Part II, Item 1A. Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risk described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021. The risks previously disclosed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
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
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months U.S. LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARRC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The AARC has proposed a paced market transition plan to SOFR from LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs for us, which could have a material adverse effect on our operating results and liquidity. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR. In addition, the planned discontinuance of LIBOR and/or changes to another index could result in mismatches with the interest rate of some of our investments. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. However, we cannot reasonably estimate the impact of the transition at this time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended September 30, 2021, we issued 3,738 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $38,722.
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
During the three months ended September 30, 2021, no shares of common stock were repurchased on the open market under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amount in thousands except shares and per share amounts):

Period	Total Number of Shares Purchased (1)	Cost of Shares Purchased	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
May 22, 2018 through June 30, 2018	—	$—	$—	$10,000
July 1, 2018 through September 30, 2018	—	—	—	10,000
October 1, 2018 through December 31, 2018	300	3	10.29	9,997
January 1, 2019 through March 31, 2019	—	—	—	9,997
April 1, 2019 through June 30, 2019	—	—	—	9,997
July 1, 2019 through September 30, 2019	—	—	—	9,997
October 1, 2019 through December 31, 2019	—	—	—	9,997
January 1, 2020 through March 31, 2020	—	—	—	9,997
April 1, 2020 through June 30, 2020	—	—	—	9,997
July 1, 2020 through September 30, 2020	—	—	—	9,997
October 1, 2020 through December 31, 2020	—	—	—	9,997
January 1, 2021 through March 31, 2021	700	5	6.70	9,992
April 1, 2021 through June 30, 2021	—	—	—	9,992
July 1, 2021 through September 30, 2021	—	—	—	9,992
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

Dated: November 5, 2021	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer