Form 10-K
period 2021-12-31
OFS Capital Corp
filed 2022-03-04
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant as of June 30, 2021, was approximately $103.4 million based on $9.96 per share, the last reported sale price of the shares of common stock on the Nasdaq Global Select Market. For the purpose of calculating this amount only, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. On March 1, 2022, there were 13,422,413 shares outstanding of the Registrant’s common stock, $0.01 par value.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

The name OFS Capital Corporation, our logo and other trademarks of OFS Capital Corporation are the property of OFS Capital Corporation. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Defined Terms
We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Advisers Act	Investment Advisers Act of 1940, as amended
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor or by registered investment advisers controlling, controlled by, or under common control with, OFS Advisor
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurements and Disclosures"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS	The collective activities and operations of OFSAM, its subsidiaries, and certain affiliates
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations

Term	Explanation or Definition
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
NAV	Net asst value. NAV is calculated as consolidated total assets less consolidated total liabilities, and can be expressed in the aggregate or on a per share basis
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate estimation method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SBIC I GP	OFS SBIC I GP, LLC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate.
Staffing Agreement	Staffing Agreement between the Company and OFSC dated November 7, 2012
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes	CLO mezzanine debt, CLO subordinated debt and CLO loan accumulation facility positions
Synthetic Rating Analysis	A discount rate estimation method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt
Transaction Price	The price in an arm's length transaction involving the same security
Unsecured Notes	The Unsecured Notes Due September 2023, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025, the Unsecured Notes Due October 2026, Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2025	The Company’s $48.5 million aggregate principal amount of 6.5% notes due October 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026, which were redeemed on November 22, 2021

Term	Explanation or Definition
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028
Unsecured Notes Due September 2023	The Company’s $25.0 million aggregate principal amount of 6.25% notes due September 30, 2023, which were redeemed on November 1, 2021

PART I
As used in this Annual Report on Form 10-K, except as otherwise indicated, the terms “OFS Capital,” “the Company,” “we,” “us,” and “our” refer to OFS Capital Corporation and its consolidated subsidiaries.
Item 1.    Business
GENERAL
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act, which imposes certain investment restrictions on our portfolio. Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy is to maintain a credit investment portfolio focused primarily on middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual EBITDA between $5 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see “—Investment Criteria/Guidelines.”
Our investment strategy focuses primarily on investments in middle-market companies in the United States, including investments in senior secured loans, which are comprised of first-lien, second-lien and unitranche loans, as well as investments in subordinated loans and, to a lesser extent, warrants and other equity securities. Our investments may be directly originated or may be purchased in the U.S. leveraged loan market for Broadly Syndicated Loans (as defined below). As a BDC, we must not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States, and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Notes and other non-qualifying assets (discussed below), consistent with our investment strategy. As of December 31, 2021 and 2020, approximately 85% and 87%, respectively, of our investments were qualifying assets.
As of December 31, 2021, the fair value of our debt investment portfolio totaled $344.6 million in 58 portfolio companies, of which 95% and 5% were comprised of senior secured loans and subordinated loans, respectively. As of December 31, 2021, we held approximately $87.3 million in equity investments at fair value, in 5 portfolio companies in which we also held debt investments and 12 portfolio companies in which we solely held equity investments. At December 31, 2021, we also had 17 investments in Structured Finance Notes with a fair value of $75.2 million.
We have executed our investment strategy, in part, through SBIC I LP, a licensee under the SBA’s SBIC program, which is subject to SBA regulations and policies, including periodic audits by the SBA. On a stand-alone basis, SBIC I LP held approximately $195.5 million and $223.8 million in assets, or approximately 34% and 46% of our total consolidated assets, at December 31, 2021 and 2020, respectively. As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to their scheduled maturity dates. As such, we are not making new investments through SBIC I LP, other than follow-on investments. During the year ended December 31, 2021, we made $4.6 million of follow-on investments in two portfolio companies. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. For additional information regarding the regulation of SBIC I LP, see “Regulation—Small Business Investment Company Regulations.”
    We also execute on our investment strategy, in part, through OFSCC-FS, which established the BNP Facility on June 20, 2019, to provide borrowings of up to $150.0 million. We believe that the BNP Facility enables us to provide more first lien loans to large companies at more competitive pricing, due to this lower cost of financing. On a stand-alone basis, OFSCC-FS held approximately $185.1 million and $72.4 million in assets at December 31, 2021 and 2020, respectively, which accounted for approximately 33% and 15% of our consolidated total assets, respectively.
We also execute our investment strategy, in part, by investing in Structured Finance Notes. We believe OFS Advisor is uniquely positioned, given its expertise in structured credit and managing CLOs, to make opportunistic investments in

Structured Finance Notes. During the years ended December 31, 2021 and 2020, we purchased $30.4 million and $33.5 million of Structured Finance Notes with weighted average effective yields of 15.2% and 16.7%, respectively.
A BDC is generally not permitted to incur indebtedness unless immediately after such borrowing, it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act permits BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets).
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of Section 61(a)(2) of the 1940 Act and, as a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective May 3, 2019. See “Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we received the approval of our Board, we are subject to 150% Asset Coverage effective May 3, 2019.” Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
Consistent with our strategy to maintain a portfolio of credit investments, our historic debt levels of $349.9 million and $315.2 million resulted in asset coverage ratios of 173% and 176% as of December 31, 2021 and December 31, 2020, respectively.
We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To continue to qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally are not required to pay corporate-level taxes on any income we distribute to our stockholders.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. We have elected to exclude from the base management fee calculation any base management fee that would be owed in respect of the intangible assets resulting from the SBIC Acquisition. OFS Advisor also serves as the investment adviser, sub-adviser or collateral manager to CLOs and other assets, including HPCI, a non-traded BDC with an investment strategy similar to the Company's, OCCI, a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in Structured Finance Notes, CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust, and CIM Real Assets & Credit Fund, an externally managed registered investment company under the 1940 Act that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments. See "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients."
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
About OFS and Our Advisor
    OFS is a full-service provider of capital and leveraged finance solutions to U.S. companies. As of December 31, 2021, OFS had 50 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides OFS Advisor with access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement also provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committees to serve in that capacity.
    Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. As our investment adviser, OFS Advisor allocates investment opportunities among us and any other clients fairly and equitably over time in accordance with its allocation policy. See "Regulation — Exemptive Relief". OFS Advisor is a registered investment adviser under the Advisers Act and a wholly owned subsidiary of OFSAM.
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
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid and Jeffrey A. Cerny, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 20 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
Competitive Strengths and Core Competencies
    Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2021, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
    Significant Investment Capacity. The net proceeds of equity and debt offerings and borrowing capacity under our credit facilities should provide us with a substantial amount of capital available for deployment into new investment opportunities in our targeted asset class.
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
    OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and recordkeeping services at such facilities. OFS Services oversees our financial reporting as well as prepares our reports to stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. OFS Services also manages the determination and publication of our NAV, the preparation and filing of our tax returns, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. OFS Services may retain third parties to assist in providing administrative services to us. To the extent that OFS Services outsources any of its functions, we will directly pay the fees associated with such services.
Market Opportunity
    Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
    Large Target Market. According to the National Center for the Middle Market, as of the fourth quarter of 2021 there were approximately 200,000 companies in the United States with annual revenues between $10.0 million and $1.0 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the vast bulk of OFS’s portfolio companies since its inception and constituted the majority of our portfolio as of December 31, 2021. We believe that this market segment will continue to produce significant investment opportunities for us.
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
    We expect to continue to use the expertise of the investment professionals of OFS to whom we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. See "Item 1A. Risk Factors—We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses" for additional information concerning the competitive risks we face.
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
•private companies owned by private equity firms or owners/operators;
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
Due Diligence and Investment Process Overview
    We employ a thorough and disciplined underwriting and due diligence process that is conducted in accordance with established credit policies and procedures and focused on investment recovery. Our process involves a comprehensive analysis of a prospective portfolio company’s market, operational, financial, and legal position, as well as its future prospects. In addition to our own analysis, we may use the services of third parties for environmental reviews, quality of earnings reports, industry surveys, background checks on key managers, and insurance reviews.
    We seek to invest in companies that have experienced and incentivized management teams, stable and predictable cash flows, and defensible market positions. We underwrite our investments with the expectation that we will hold them for a number of years, and we structure and document our investments accordingly.
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
As of December 31, 2021, we had debt investments in 58 portfolio companies, totaling $344.6 million at fair value, of which $324.4 million, $12.6 million, and $7.0 million, and $0.7 million were rated 3, 4, 5, and 6, respectively.
Investment Committees
    OFS Advisor’s Pre-Allocation Investment Committee, Broadly Syndicated Investment Committee, Structured Credit Investment Committee and Middle-Market Investment Committee (collectively, the “Advisor Investment Committees”) are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
    The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Jeffrey Cerny, Kyde Sharp and Bilal Rashid, along with the investment committee for SBIC I LP (the “SBIC Investment Committee”), comprised of Messrs. Rashid, Cerny, and Tod Reichert, are responsible for the evaluation and approval of all debt and equity investments made by us directly or through our wholly owned subsidiaries, as appropriate.
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
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid and Cerny, and Glen Ostrander and Kenneth A. Brown, is responsible for the evaluation and approval of all the structured finance investments made by us.
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
The above loans are categorized as Senior Secured Loans in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
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
The above loans are categorized as Subordinated Loans in our consolidated schedule of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Equity Securities. Equity securities typically consist of either a direct minority equity investment in common or membership/partnership interests or preferred stock of a portfolio company, and are typically not control-oriented investments. Our preferred equity investments typically contain a fixed dividend yield based on the par value of the equity security. Preferred equity dividends may be paid in cash at a stipulated date, usually quarterly, and are participating and/or cumulative. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities. Our equity investments typically are made in connection with debt investments to the same portfolio companies. In our consolidated schedule of investments included in Part II, these securities are categorized as preferred equity, common equity or equity participation rights, which are contractual agreements entitling us to certain payments generally attributable to equity ownership and lack features enabling us to direct the operations of the entity (i.e., voting rights). See “Part II, Item 8. Financial Statements and Supplementary Data.”
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
Structured Finance Notes. Structured finance notes include the mezzanine and subordinated debt positions of a CLO. Subordinated debt (colloquially referred to as “CLO equity securities”) and mezzanine debt, represent beneficial interests in portfolios consisting primarily of below-investment-grade senior secured loans with a large number of distinct underlying U.S. borrowers across various industry sectors. The subordinated debt tranches of CLOs are unrated, represent the first loss position in a CLO structure, are typically leveraged 9 to 13 times which translates to approximately 11% to 8% of a CLO’s capital structure, respectively. The leverage can magnify our gains and losses on such investments. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities less contractual payments to more senior CLO debt holders and fund expenses. Economically, CLO subordinated debt is equity-like in that it represents the residual interest in the CLO assets that bears the ultimate risk of loss and receives the benefits of success, but lacks features enabling its holders to direct the operations of the entity typically associated with equity instruments. Mezzanine debt is typically the tranches immediately senior to the subordinated debt, is usually rated BB to B, and represents approximately 4% to 7% of a CLO’s capital structure. Mezzanine debt tranches represent the second loss position, and can become the residual interest if assets are insufficient to retire the mezzanine tranche at par. This category of investments also includes loan accumulation facilities (colloquially referred to as “CLO warehouses”), which are short- to medium-term finance vehicles intended to aggregate loans for inclusion in a future CLO portfolio. Loan accumulation facilities are typically financed through income notes, representing the first-loss and residual interests in the vehicle, and senior debt. The senior debt of a loan accumulation facility typically leverages the income notes between three and six times prior to a CLO’s pricing and launch. Income notes of loan accumulation facilities have economic risks similar to those applicable to CLOs subordinated debt insomuch as they pay returns equal to the income earned on the underlying portfolio less costs and fees incurred on senior financing and bear losses on a first-dollar basis, but lack many of the contractual protections associated with a CLO indenture. Investing in a CLO warehouse does not create an obligation to participate in the CLO contemplated by the warehouse; however, we have historically participated in the CLOs resultant from our CLO warehouse investments. Participation in a CLO warehouse investment may afford us the opportunity to enhance our returns through fee sharing agreements with the CLO collateral managers.
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
MANAGEMENT AND OTHER AGREEMENTS
Investment Advisory Agreement
    OFS Advisor is registered as an investment adviser under the Advisers Act and a wholly owned subsidiary of OFSAM. Pursuant to the Investment Advisory Agreement with and subject to the overall supervision of our Board and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, OFS Advisor:
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
    On June 11, 2019, OFS Advisor agreed to reduce the portion of its base management fee attributable to the portion of the OFSCC-FS Assets that caused our asset coverage ratio to fall below 200%. Specifically, under the reduction, we were required to pay 0.25% per quarter (1.00% annualized) on the average value of the portion of the OFSCC-FS Assets, at the end of the two most recently completed calendar quarters, that were financed using leverage and caused our statutory asset coverage ratio to fall below 200%. When calculating our statutory asset coverage ratio, we exclude our SBA-guaranteed debentures from our total outstanding senior securities as permitted pursuant to exemptive relief granted by the SEC dated November 26, 2013.
Additionally, effective from January 1, 2020, January 1, 2021 and January 1, 2022 through December 31, 2022, OFS Advisor agreed to continue the reduced base management fee attributable to all of the OFSCC-FS Assets, excluding cash commencing on January 1, 2022, but without regard to our asset coverage. The agreement reduced the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets, excluding cash as of January 1, 2022, at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. This agreement was renewed for the 2022 calendar year on February 4, 2022.
    The incentive fee has two parts. The first part of the incentive fee (the "Income Incentive Fee") is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as original issue discount, or "OID", debt instruments with PIK interest, equity investments with accruing or PIK dividend, and zero coupon securities), accrued income that we have not yet received in cash.
Pre-incentive fee net investment income does not include any realized gains, realized losses, unrealized capital appreciation or unrealized capital depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized capital losses or unrealized investment depreciation.
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
Expenses recognized under the Investment Advisory Agreement with OFS Advisor for the years ended December 31, 2021, 2020 and 2019, are presented below:

	Year Ended December 31,
	2021	2020	2019
Base management fees	$7,669	$7,605	$8,271
Incentive fees:
Income Incentive Fee	2,352	2,025	4,760
Income Incentive Fee waiver	—	(441)	—
Capital Gains Fee(1)	1,916	—	—
(1) In accordance with GAAP, we are required to include aggregate unrealized appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of December 31, 2021, the cumulative capital gain incentive fee accrued by the Company in accordance with GAAP is $1.9 million, none of which was payable as a capital gain incentive fee pursuant to the current Investment Advisory Agreement as of December 31, 2021. Any payment due under the terms of the current Investment Advisory Agreement is based on the calculation at the end of each calendar year or upon termination of the Investment Advisory Agreement.

Examples of Incentive Fee Calculation
Example 1—Income Related Portion of Incentive Fee:
Assumptions
•Hurdle rate(1) = 2.0%
•Management fee(2) = 0.44%
•Other estimated expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
(1) Represents a quarter of the 8.0% annualized hurdle rate.
(2) Represents a quarter of the 1.75% annualized management fee, which became effective October 31, 2013.
(3) Excludes offering costs associated with the issuance of equity securities.
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

Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by OFS Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSC and its affiliates.”
Administration Agreement
    Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, and bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which includes maintenance of financial records necessary for the production of reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, general supervision of the payment of our expenses, and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services provides managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our Board, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions, we pay the fees associated with such functions at cost without incremental profit to OFS Services.
Expenses recognized under the Administration Agreement with OFS Services for the years ended December 31, 2021, 2020 and 2019, are presented below:

	Year Ended December 31,
	2021	2020	2019
Administration fees	$1,758	$1,855	$1,747

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
Board Approval of the Investment Advisory and Administrative Agreements
    Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 1, 2021. In reaching a decision to approve the continuation of the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
Our board also reviewed services provided under the Administrative Agreement, and approved its continuation at the April 1, 2021 meeting.
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
We generally cannot issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if (1) our Board determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities. On June 15, 2021, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current NAV per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale).
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs with exemptive orders, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds, even if such other funds had not previously invested in such existing portfolio company. Without this order, such Affiliated Funds that are private funds would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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
Qualifying Assets
    Under the 1940 Act, a BDC may not acquire any asset other than those listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time of acquisition, qualifying assets represent at least 70% of the company’s total assets, as defined by the 1940 Act. The principal categories of qualifying assets relevant to our business include:
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
•is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•satisfies any of the following:
◦does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
◦is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company; or
◦is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
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
Managerial Assistance to Portfolio Companies
    A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. With respect to an SBIC, providing a loan to a portfolio company satisfies the requirement to make managerial assistance available.
Temporary Investments
In addition to investing in other types of qualifying assets, as described above, our investments may include cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets, as defined by the 1940 Act, are qualifying assets or temporary investments. We may invest in highly rated commercial paper, U.S. Government agency notes, and U.S. Treasury bills or repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. OFS Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
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
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of Section 61(a)(2) of the 1940 Act and, as a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective May 3, 2019. See “Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we received the approval of our Board, we are subject to 150% Asset Coverage effective May 3, 2019.” Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
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
Compliance with the Sarbanes-Oxley Act of 2002 and the Nasdaq Global Select Market Corporate Governance Regulations
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders, many of which affect us. The Sarbanes-Oxley Act has required us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor, and take actions necessary to ensure, our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act.
In addition, the Nasdaq Global Select Market has adopted various corporate governance requirements as part of its listing standards. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor, and take actions necessary to ensure, our compliance with all future listing standards.
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
On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs with exemptive orders, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds, even if such other funds had not previously invested in such existing portfolio company. Without this order, such Affiliated Funds that are private funds, would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.

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
The investments of an SBIC are limited to loans to, and equity securities of, eligible small businesses. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth (total assets less goodwill less total liabilities) not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller concerns,” as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative criteria to determine eligibility, which may include, among other things, the industry in which the business is engaged, the number of employees of the business, its gross sales, and the extent to which the SBIC is proposing to participate in a change of ownership of the business. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
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
Income distributions from SBIC I LP are limited to a statutory measurement of “retained earnings available for distribution” (“READ”) which generally is measured by adjusting undistributed net realized earnings for unrealized depreciation on investments, calculated in accordance with SBA regulations. Additionally, all return of capital distributions from SBIC I LP currently require the pre-approval of the SBA. During the year ended December 31, 2021, SBIC I LP distributed READ and return of capital distributions to us of $10.0 million and $31.6 million, respectively.
As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to their scheduled maturity dates. As such, we are not making investments through SBIC I LP, other than follow-on investments. During the year ended December 31, 2021, we did not make any new investments through SBIC I LP and made $4.6 million of follow-on investments in two portfolio companies. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis.
Other
We are subject to periodic examination by the SEC for compliance with the Exchange Act and the 1940 Act.
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
Our investments in Structured Finance Notes are “passive foreign investment company” (“PFIC”) investments, which can subject us to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to our stockholders. Additional charges in the nature of interest generally would also be imposed on us for the deemed delay in our reporting of such excess distribution and the earning of such income by underlying PFIC. However, we have elected, and expect to continue to elect, to treat our investments in PFICs as a “qualified electing funds” under the Code (a “QEF”), and in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. In lieu of a QEF election, we may in the future elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Some of the income and fees that we recognize may result in income that will not be "qualifying income" for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees. OFSCC-MB, our fully taxable subsidiary, held equity investments with an aggregate fair value of $3.2 million and $11.5 million at December 31, 2021 and 2020, respectively, to prevent such non-qualifying income from adversely affecting our RIC status.
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
    Co-Investment with Affiliates. On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs with exemptive orders, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds, even if such other funds had not previously invested in such existing portfolio company. Without this order, such Affiliated Funds that are private funds would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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

Item 1A.    Risk Factors
RISK FACTORS
    Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the trading price of our securities could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
Summary Risk Factors
We are subject to risks related to our business and structure.
•Global economic, political and market conditions caused by the uncertainty related to the COVID-19 pandemic has adversely affected, and may continue to adversely affect our business, results of operations and financial condition and those of our portfolio companies.
•Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.
•We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•A significant amount of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
•We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSC and its affiliates.
•OFS Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
•We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts.
•Our incentive fee structure may create incentives for OFS Advisor that are not fully aligned with the interests of our stockholders.
•OFS Advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify OFS Advisor against certain liabilities, which may lead OFS Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
•Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
•We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC.
•Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
•We may in the future choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.
•Because we expect to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our, and our portfolio companies’ business, results of operations or financial condition.

•Insufficient cash flows may increase our risk of default of our debt obligations, including under our Unsecured Notes and our BNP Facility.
•Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.
We are subject to risks related to our investments.
•Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
•Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are risky, and we could lose all or part of our investment.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Any of our portfolio companies operating in the Health Care and Social Assistance industry are subject to extensive government regulation and certain other risks particular to that industry.
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
•The interest rates of our loans to our portfolio companies might be subject to change based on recent regulatory changes, including the transition away from LIBOR and the adoption of alternative reference rates, which could affect our results of operations.
We are subject to risks relating to our securities.
•The market price of our common stock may fluctuate significantly.
•Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
•Our common stock may trade below its NAV per share, which limits our ability to raise additional equity capital.
•There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

Risks Related to the COVID-19 Pandemic
Global economic, political and market conditions caused by the uncertainty related to the COVID-19 pandemic has adversely affected, and may continue to adversely affect our business, results of operations and financial condition and those of our portfolio companies.
A novel strain of coronavirus (“COVID-19”) initially appeared in China in late 2019 and rapidly spread to other countries, including the United States. General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, have to date impacted and continue to impact supply chains, consumer demand and the operations of many businesses, as well as created labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States. There is considerable uncertainty surrounding the full economic impact of the COVID-19 pandemic and the long-term effects on the U.S. and global financial markets.
Any disruptions in the capital markets, as a result of the COVID-19 pandemic or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions created by the COVID-19 pandemic and related restrictions and closures could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us. In addition, our success depends in substantial part on the management, skill and acumen of OFS Advisor, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers. Though all of OFS Advisor’s employees are able to work remotely, these closures have nevertheless affected many of our borrowers and many businesses through which we seek new borrowers. These effects, individually or in the aggregate, have had, and may in the future continue to have, an adverse impact on our business, financial condition, operating results and cash flows and such adverse impacts may be material.
In addition, the COVID-19-related restrictions and closures and related market conditions have resulted in, and could further result in, certain of our portfolio companies halting or significantly curtailing operations and negative impacts to the supply chains of certain of our portfolio companies. The financial results of middle-market companies in which we primarily invest, have experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for middle-market companies. Further, adverse economic conditions have decreased, and may in the future decrease, the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required, and may in the future require, us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments ease COVID-19 related restrictions, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses. The COVID-19 pandemic has also led to significant interest rate reductions by the Federal Reserve, including dropping certain rates to near zero, and market uncertainty, which has had, and may continue to have, a materially adverse effect on us.
On March 27, 2020, the U.S. government enacted the CARES Act, which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic. On December 27, 2020, the U.S. government passed the December 2020 COVID Relief Package. Additionally, on March 11, 2021, the U.S. government enacted the American Rescue Plan, which included additional funding to mitigate the adverse economic effects of the COVID-19 pandemic. It is uncertain whether, or to what extent, our portfolio companies will be able to benefit from the CARES Act, the December 2020 COVID Relief Package, the American Rescue Plan, or any other subsequent legislation intended to provide financial relief or assistance.
As a result of the disruption and pressures on liquidity caused by the COVID-19 pandemic, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the outbreak of the COVID-19 pandemic and certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.
As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that we (i) declare on or before the later of the 15th day of the 9th month following the close of our taxable year or in the case of an extension of time for filing our return for the taxable year, the due date for filing such return taking into account such extension and (ii) pay during the following taxable year (but not later than the date of the first dividend payment of the same type of dividend made after such declaration). Such dividends will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2021 until as late as December 31, 2022. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we anticipate that we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under the risk factor “We may in the future choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.”
Risks Related to Our Business and Structure
We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSC and its affiliates.
    We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFSC senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFSC senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, and Jeffrey Cerny, Senior Managing Director and Treasurer of OFSC. Each of these individuals is an employee at will of OFSC. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM and Chairman of certain of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
    We expect that OFS Advisor will continue to evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that OFSC senior professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with OFSC and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective. In addition, individuals with whom the OFSC senior professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.
    OFS Advisor is a subsidiary of OFSAM, has no employees and depends upon access to the investment professionals and other resources of OFSC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFSC to obtain access to deal flow generated by the professionals of OFSC and its affiliates. Under a Staffing Agreement between OFSC, a subsidiary of OFSAM, and OFS Advisor, OFSC has agreed to provide OFS Advisor with the resources necessary to fulfill these obligations. The Staffing Agreement provides that OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel of OFSC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure stockholders that OFSC will fulfill its obligations under the agreement. If OFSC fails to perform, we cannot assure stockholders that OFS Advisor will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OFSC and its affiliates or their information and deal flow.
    The investment committees that oversee our investment activities are provided by OFS Advisor under the Investment Advisory Agreement. The loss of any member of the Advisor Investment Committees or of other OFSC senior professionals could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operation.
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
    The types of factors that the Board takes into account in determining the fair value of our investments generally include, as appropriate, comparison to third-party yield benchmarks and comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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
    The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets, other than assets held in SBIC I LP and OFSCC-FS, and our ownership interest in SBIC I LP and SBIC I GP, under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the management fee payable to OFS Advisor is payable based on our total assets (other than cash and cash equivalents and intangible assets related to the SBIC Acquisition but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), OFS Advisor has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to OFS Advisor.
On May 3, 2018, the Board, including a "required majority" (as such item is determined in section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us; therefore, provided certain conditions are met, we became subject to the reduced asset coverage ratio as of May 3, 2019. See "Item 1A. Risk Factors--Risks Related to our Business and Structure--Because we have received the approval of our Board, we became subject to 150% Asset Coverage effective May 3, 2019." As of December 31, 2021, our asset coverage ratio was 173%, excluding the debt held by SBIC I LP.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed Return on Portfolio	(10)%	(5)%	—%	5%	10%
Corresponding return to common stockholder (1)	(40.0)%	(24.8)%	(9.6)%	5.6%	20.8%

(1) Assumes $507.1 million in investments at fair value, $349.9 million in outstanding debt, $166.6 million in net assets, and an average cost of funds of 4.58% as of December 31, 2021. Our investment portfolio must experience an annual return of 3.16% at least to cover interest payments on the outstanding debt.
    This example is for illustrative purposes only, and actual interest rates on our borrowings are likely to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Borrowings” for additional information.
Insufficient cash flows may increase our risk of default of our debt obligations, including under our Unsecured Notes and our BNP Facility.
    Any default under the agreements governing our indebtedness that is not waived and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our other debt obligations. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure our stockholders that our business will generate cash flows from operations to meet the payment obligations of our debt.
Because we received the approval of our Board, we became subject to 150% Asset Coverage effective May 3, 2019.
    The 1940 Act generally prohibits a BDC from incurring indebtedness unless immediately after such borrowing, it has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act allows a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met.
    On May 3, 2018, our Board approved the application of the reduced asset coverage ratio to us made available under the Section 61(a)(2) of the 1940 Act. As a result, we were able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) effective May 3, 2019. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the NAV attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause NAV to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risks Related to Our Business and Structure - We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
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
    Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements transactions, our NAV would decline, and, in some cases, we may be worse off than if we had not used such instruments.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the rule, BDCs that use derivatives would be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
    We have elected to be treated as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain tax treatment as a RIC. As a RIC, we are not required to pay corporate-level U.S. federal income taxes on our income and capital gains distributed (or deemed distributed) to our stockholders, provided that we satisfy certain distribution and other requirements. To continue to qualify for tax treatment as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, and may, in the future, issue preferred stock, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level U.S. federal income tax. To maintain our qualification for tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for tax treatment as a RIC for any reason and become subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.
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
    For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accrual of OID. This may arise if we purchase assets at a discount, receive warrants in connection with the making of a loan or in other circumstances, or through contracted PIK interest or dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash), which represents contractual interest or dividends added to the loan balance or equity security and due at the end of the investment term. Such OID, which could be significant relative to our overall investment activities, or increases in loan or equity investment balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.
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
    We distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with guidance issued by the Internal Revenue Service, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If this and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, stockholders receiving such distribution would be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
Because we expect to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
    We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level U.S. federal tax liability. Because we received the approval of our Board, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. See "Item 1A. Risk Factors - Because we received the approval of our Board, we became subject to 150% Asset Coverage effective May 3, 2019". This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.
Our PWB Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the PWB Credit Facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
    The PWB Credit Facility provides us with a senior secured revolving line of credit of up to $25.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the PWB Credit Facility. The PWB Credit Facility is guaranteed by OFSCC-MB and secured by all of our current and future assets excluding assets held by SBIC I LP, OFSCC-FS, and our SBIC I LP and SBIC I GP partnership interests. The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees and a covenant restricting net losses, such that on each quarterly testing period, commencing on December 31, 2020, we shall not have incurred quarterly net losses (income after adjustments to the investment portfolio for gains and losses, realized and unrealized, also shown as net increase (decrease) in net assets resulting from operations) in excess of $1,000,000, in three of the trailing four quarters. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The PWB Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the PWB Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the PWB Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. We had no outstanding balance under the PWB Credit Facility as of December 31, 2021 and March 1, 2022, respectively. Availability under the PWB Credit Facility as of December 31, 2021 was $25.0 million based on the stated advance rate of 50% under the borrowing base.
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
    We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels, including those that govern BDCs, SBICs, RICs, or non-depository commercial lenders. These laws and regulations, including applicable accounting standards, as well as their interpretation, may change from time to time, including as the result of directives from the U.S. President and others in the executive branch, and new laws, regulations, accounting standards and interpretations may also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
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
    Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. At the end of 2021, the Build Back Better Act included proposals that, if adopted, would have changed the corporate statutory and effective tax rate. While there are no immediate prospects for the Build Back Better Act to become law, future tax acts tend to draw upon earlier proposals. The likelihood of any such legislation being enacted is uncertain and we cannot predict with certainty how any future changes in the tax laws might affect us, our investors or our portfolio investments, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
    There has been on-going discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There is significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
    We have qualified for tax treatment as a RIC under the Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that we distribute to our stockholders, provided that we satisfy certain distribution and other requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for tax treatment as a RIC in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our NAV and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.
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
Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act, including a failture to maintain effective internal controls over financial reporting in accordance therewith, may adversely affect us and the market price of our securities.
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
    OFS Advisor and its affiliates manage other assets, including those of other BDCs, registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a sub-advisor and CLOs, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to HPCI, a non-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both HPCI and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. HPCI operates as a distinct and separate entity and any investment in our common stock will not be an investment in HPCI. In addition, our executive officers serve in substantially similar capacities for HPCI and OCCI and certain of our independent directors serve in a similar capacity for HPCI or OCCI. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
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
We may invest in debt and other securities of companies in which other Affiliated Accounts hold those same securities or different securities, including equity securities. In the event that we make such investments, our interests will at times conflict with the interests of such other Affiliated Accounts, particularly in circumstances where the underlying company is facing financial distress. Decisions about what action should be taken, particularly in troubled situations, raises conflicts of interest, including, among other things, whether or not to enforce claims, whether or not to advocate or initiate a restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring. The involvement of multiple Affiliated Accounts at both the equity and debt levels could inhibit strategic information exchanges among fellow creditors, including among us and other Affiliated Accounts. In certain circumstances, we or other Affiliated Accounts may be prohibited from exercising voting or other rights and may be subject to claims by other creditors with respect to the subordination of their interest.
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
    All of the independent directors of our Board also serve as independent directors of the Board of HPCI or OCCI, Affiliated Funds managed by OFS Advisor. In their capacities as directors for an Affiliated Fund board, the independent directors have a duty to make decisions on behalf of that Affiliated Fund that are in the best interests of that Affiliated Fund and its stockholders.  Accordingly, our independent directors may face conflicts of interest when making a decision on behalf of one Affiliated Fund that may not be in the best interest of the other Affiliated Fund(s). For example, the SEC has granted exemptive relief to us, OFS Advisor, HPCI, OCCI, and certain other of our affiliates to co-invest in certain transactions that would otherwise be prohibited by the 1940 Act. In accordance with that relief, the independent directors must make certain findings on behalf of each affiliated fund with respect to initial co-investment transactions, including that the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Affiliated Fund and its stockholders and do not involve overreaching in respect of the Affiliated Fund or its stockholders on the part of any of the other participants in the proposed transaction. Under such circumstances, the independent directors may face conflicts of interest when making these determinations on behalf of us, HPCI and OCCI.
Members of the Advisor Investment Committees, OFS Advisor or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
    OFSC senior professionals and members of the Advisor Investment Committees may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our stockholders.
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
    BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases from, sales to, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities, with such affiliates. Any person that owns, directly or indirectly, five percent or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases of assets from or sales of assets to or joint transactions with such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases of assets from, or sales of assets to or joint transactions with the BDC’s officers, directors, and employees, and advisor (and its affiliates).
    BDCs may, however, invest alongside certain related parties or their respective other clients, in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, a BDC may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the BDC’s advisor, acting on the BDC’s behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the BDC’s interests and those of other accounts.
    The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds subject to compliance with the Order. The Order superseded a previous order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs with exemptive orders, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds, even if such other funds had not previously invested in such existing portfolio company. Without this order, such Affiliated Funds that are private funds would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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
    In the course of our investing activities, we will pay management and incentive fees to OFS Advisor. The base management fee is based on our total assets (other than cash and cash equivalents and the intangible assets that resulted from the SBIC Acquisition, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including any assets owned by any consolidated entity, OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interests associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, OFS Advisor or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.
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
    OFS Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If OFS Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the OFS Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
On May 3, 2018, the Board, including a "required majority" (as such item is determined in section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us and, as a result, the reduced asset coverage ratio applicable to us was decreased from 200% to 150% effective May 3, 2019. See "Item 1A. Risk Factors--Risks Related to our Business and Structure--Because we have received the approval of our Board, we became subject to 150% Asset Coverage effective May 3, 2019."
    As of December 31, 2021, we had $349.9 million of debt outstanding. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all. We have received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from our definition of senior securities in our statutory asset coverage ratio under the 1940 Act.
    If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in our stockholders’ best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve any such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). On June 15, 2021, our stockholders approved a proposal that authorizes us to issue shares of our common stock at a price below our current net asset value, subject to certain limitations, for up to 12 months from such approval. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and our stockholders might experience dilution.
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
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies may be impacted by inflation, especially those in the manufacturing industry. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
Any of our portfolio companies operating in the Health Care and Social Assistance industry are subject to extensive government regulation and certain other risks particular to that industry.
We invest in companies in the Health Care and Social Assistance industry. Our investments in portfolio companies that operate in this sector are subject to certain significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products and change prices for certain regulated products. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, health insurance reform could have a significant effect on our portfolio companies in this industry sector, and may force our portfolio companies in this industry sector to change how they do business. We can give no assurance that our portfolio companies will be able to adapt successfully in response to these changes.
Portfolio companies in the Health Care and Social Assistance industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed.

Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.
The documents governing the loans underlying our CLO investments may allow for “priming transactions.”
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
    We have invested a substantial portion of our capital in senior secured, unitranche, second-lien and mezzanine loans issued by our portfolio companies. The portfolio companies may be permitted to incur other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
The interest rates of our loans to our portfolio companies might be subject to change based on recent regulatory changes, including the transition away from LIBOR and the adoption of alternative reference rates, which could affect our results of operations.
LIBOR was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally. We typically used LIBOR as a reference rate in loans we extended to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company was calculated using LIBOR. The terms of our debt investments generally included minimum interest rate floors which were calculated based on LIBOR.
On March 5, 2021, the Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the 1-week and 2-month U.S. dollar LIBOR settings would cease publication after December 31, 2021 and the overnight, 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARRC formally recommended Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The AARC has proposed a paced market transition plan to SOFR from LIBOR.
There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs for us, which could have a material adverse effect on our operating results and liquidity. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR. In addition, the discontinuance of LIBOR and/or changes to another index could result in mismatches with the interest rate of some of our investments. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. However, we cannot reasonably estimate the impact of the transition at this time.
Recently, the CLOs we have invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like those proposed by ARRC) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. We believe that because CLO managers and other CLO market participants have prepared for a transition away from LIBOR, we do not anticipate such a transition to have a material impact on the liquidity or value of any of our LIBOR-referenced CLO investments. However, the specific effects of a transition away from LIBOR cannot be determined with certainty as of the date of this filing, a transition away from LIBOR could:
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
In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on our net investment income and portfolio returns. Further, there may be disputes between market participants regarding the interpretation and enforceability of provisions in our LIBOR-based investments (or lack or such provisions) related to the economic floors in such investments, which may result in a loss or degradation of floor protection in the case of a transition from LIBOR to any one of the various alternative reference rates.
Many underlying corporate borrowers can elect to pay interest based on 1-month LIBOR, 3-month LIBOR and/or other rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month LIBOR plus a spread. The mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations.
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
Risks Related to Our Securities and an Investment in our Common Stock
There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
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
    As with any stock, the market price of our common stock will fluctuate with market conditions and other factors. Our common stock is intended for long-term investors and should not be treated as a trading vehicle. Shares of BDCs frequently trade at a discount from their NAV. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
Our common stock may trade below its NAV per share, which limits our ability to raise additional equity capital.
    If our common stock is trading below its NAV per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their NAVs. As of December 31, 2021, our NAV per share was $15.18. The daily average closing price of our shares on the Nasdaq Global Select Market for the year ended December 31, 2021 was $9.58. If our common stock trades below NAV, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below NAV is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV.

If we issue preferred stock, debt securities or convertible debt securities, the NAV of our common stock may become more volatile.
We cannot assure the holders of our common stock that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the NAV of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. If we do not maintain our required asset coverage ratios, we may not be permitted to declare dividends. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.
Holders of any preferred stock that we may issue will have the right to elect members of our Board and have class voting rights on certain matters.
The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.
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
The indenture under which the Unsecured Notes were issued offers limited protection to holders of the Unsecured Notes. The terms of the indenture and the Unsecured Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Unsecured Notes. In particular, the terms of the indenture and the Unsecured Notes will not place any restrictions on our or our subsidiaries’ ability to:
•    issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Unsecured Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Unsecured Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Unsecured Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Unsecured Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (now 150%, effective since May 3, 2019) after such borrowings. See “Item 1A. Risk Factors - Because we received the approval of our Board, we are subject to 150% Asset Coverage, effective May 3, 2019”;
•    pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Unsecured Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time in order to maintain the BDC’s status as a RIC under Subchapter M of the Code. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% (now 150%, effective since May 3, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. See “Item 1A. Risk Factors - Because we received the approval of our Board, we are subject to 150% Asset Coverage, effective May 3, 2019”;
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
On or after October 31, 2023 for the Unsecured Notes Due October 2028 (without a prepayment penalty) or anytime prior to maturity (subject to a prepayment penalty) for the Unsecured Notes Due 2026, we may choose to redeem the Unsecured Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the Unsecured Notes. If prevailing rates are lower at the time of redemption, and we redeem the Unsecured Notes, Unsecured Notes holders likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Unsecured Notes being redeemed. Our redemption right also may adversely impact Unsecured Note holders’ ability to sell the Unsecured Notes as the optional redemption date or period with respect to the Unsecured Notes Due October 2028 approaches.
General Risk Factors
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The decision made in the United Kingdom referendum to leave the EU (commonly known as “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the European Union, the United Kingdom's departure from the European Union was followed by a transition period which ran until December 31, 2020 and during which the United Kingdom continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal (the "Trade Agreement") that applied provisionally from January 1, 2021 until the end of April 2021, when the European Parliament approved the Trade Agreement, and that now governs the relationship between the United Kingdom and the European Union. The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political, and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty.
The deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Global market and economic disruptions have affected, and may in the future affect the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, escalating border tensions between Russia and Ukraine, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the U.S. government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.
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
    Various social and political tensions in the U.S. and around the world, including in the Middle East, Eastern Europe and Russia, may continue to contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Additionally, several EU countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent U.S. and global economic downturn, or a return to the recessionary period in the U.S., could adversely impact our investments. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of our portfolio companies. We cannot predict the duration of the effects related to these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, corporate governance, support for local communities and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
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
    A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Despite careful security and controls design, our information technology systems and the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks, the result of which may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation damage to business relationships and damage to our competitiveness, stock price, and long-term stockholder value. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our, our portfolio companies’ and our third party vendors' reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies' vulnerability to a cybersecurity risk or incident.
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
Item 3.     Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2021. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMMON STOCK AND HOLDERS
Our common stock is traded on the Nasdaq Global Select Market under the symbol "OFS". The last reported sale price for our common stock on the Nasdaq Global Select Market on March 1, 2022 was $9.85 per share. As of March 1, 2022, there were four holders of record of the common stock, one of which was OFSAM. One holder of record does not identify stockholders for whom shares are held beneficially in “nominee” or “street name”.
    The following table lists the high and low closing sale price for our common stock, NAV per share, and the cash distributions per share that we have declared on our common stock for each fiscal quarter during the last two most recently completed fiscal years and the current fiscal year through March 1, 2022. The stock quotations are inter-dealer quotations and do not include markups, markdowns or commissions.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share
Period		High	Low
Fiscal 2022
First Quarter(2)	*	$10.88	$9.50	*	*	$0.28
Fiscal 2021
Fourth Quarter	$15.18	$11.40	$10.38	-24.9%	-31.6%	$0.25
Third Quarter	$14.16	$10.55	$8.80	-25.5%	-37.9%	$0.24
Second Quarter	$13.42	$10.30	$8.77	-23.2%	-34.6%	$0.22
First Quarter	$11.96	$9.15	$6.82	-23.5%	-43.0%	$0.20
Fiscal 2020
Fourth Quarter	$11.85	$7.58	$3.97	-36.0%	-66.5%	$0.18
Third Quarter	$11.18	$5.08	$4.04	-54.6%	-63.9%	$0.17
Second Quarter	$10.10	$5.70	$3.52	-43.6%	-65.1%	$0.17
First Quarter	$9.71	$11.97	$3.70	23.3%	-61.9%	$0.34
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Period from January 1, 2022 through March 1, 2022.
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

The following table summarizes the shares of common stock that we repurchased under the Stock Repurchase Program during the years ended December 31, 2021, 2020, 2019 and 2018 (amount in thousands except shares).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
May 22, 2018 through December 31, 2018	300	$10.29	300	$9,997
January 1, 2019 through December 31, 2019	—	—	—	—
January 1, 2020 through December 31, 2020	—	—	—	—
January 1, 2021 through December 31, 2021	700	6.70	700	9,992
Total	1,000	$7.78	1,000	$9,992

Sales of Unregistered Securities
    There was $0.1 million of distributions reinvested during the year ended December 31, 2021, under the DRIP.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the Standard & Poor’s BDC Index, for the last five fiscal years. The graph assumes that, on December 31, 2016, a person invested $100 in our common stock, the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the Standard & Poor’s BDC Index. The graph measures total stockholder return, which takes into account changes in stock price and assumes reinvestment of all dividends and distributions prior to any tax effect.

Total Return Performance

250
225
200
175
150
125
100
75
50
Index Value
12/31/16
03/31/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
Period Ending
OFS Capital Corporation
S&P BDC Index
S&P 500
Russell 1000

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
OFS Capital Corporation	95.6	98.5	116.3	88.8	148.3
S&P 500	121.8	116.5	153.2	181.4	233.4
S&P BDC Index	100.6	93.6	120.0	109.3	150.3
Russell 1000	121.7	115.9	152.3	184.2	232.9
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

Stockholder transaction expenses:
Sales load borne by us (as a percentage of offering price)	—%	(1)
Offering expenses borne by us (as a percentage of offering price)	—%	(1)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00	(2)
Total Stockholder transaction expenses (as a percentage of offering price)	—%	(1)

Annual expenses (as a percentage of net assets attributable to common stock)(9):
Base management fees payable under the Investment Advisory Agreement	4.23%	(3)
Incentive fees payable under the Investment Advisory Agreement	1.16%	(4)
Interest payments on borrowed funds	7.86%	(5)
Other expenses	2.38%	(6)
Total annual expenses	15.63%
Base management fee reduction	(0.46)%	(8)
Total annual expenses, net of fee reduction	15.17%	(7)
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
(3)     Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents, and the intangible assets resulting from the SBIC Acquisitions; but including assets purchased with borrowed amounts, and including assets owned by any consolidated entity). This item represents actual base management fees incurred by us during the year ended December 31, 2021 before the effect of the base management fee reduction on certain assets and assumes net of assets of $203.7 million and leverage of $349.9 million, which reflects our net assets and leverage as of December 31, 2021. We increased our leverage to a level below a 200% asset coverage ratio, as permitted under Section 61(a)(2) of the 1940 Act. As discussed in footnote (8), below, OFS Advisor agreed to reduce a portion of its base management fee on certain assets associated with the increase in leverage; the base management fees of 4.23% presented in the table above does not reflect the (0.46%) effect of the base management fee reduction on certain assets. See “Management and Other Agreements — Investment Advisory Agreement”.
(4)     The incentive fee in the table above is based on actual amounts incurred for the Income Incentive Fee for the year ended December 31, 2021, which includes the effects of the base management fee reduction discussed in footnote (3). The Capital Gains Fee will be accrued, but not necessarily become payable, if, on a cumulative basis, the sum of net realized capital gains and losses plus net unrealized appreciation and depreciation is positive. Net realized gains and losses result from sales transactions and no such transactions are currently contemplated by OFS Advisor; and unrealized capital gains or losses result from fluctuations in the fair value of our investments, which vary substantially from period to period and cannot be reasonably predicted. Accordingly, the assumed Capital Gains Fee in the table above is 0.0%.
    The two parts of the incentive fee follows:
•The Income Incentive Fee, payable quarterly in arrears, equals 20.0% of our pre-incentive fee net investment income initially calculated based on values at the closing of this offering (including income that is accrued but not yet received in cash), subject to a 2.0% quarterly (8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, OFS Advisor receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0% but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, OFS Advisor will receive 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply.
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
•The Capital Gains Fee, payable annually in arrears, equals 20.0% of our realized capital gains on a cumulative basis, if any (or upon the termination of the Investment Advisory Agreement, as of the termination date), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The incentive fee is determined on a consolidated basis. We accrue the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains and losses plus net unrealized appreciation and depreciation is positive. See “Management and Other Agreements — Investment Advisory Agreement.”
(5)     Interest payments on borrowed funds is based on our estimated cost of funds on our outstanding indebtedness as of December 31, 2021, which consisted of $100.0 million of indebtedness outstanding under our BNP Facility, $69.9 million of debentures issued by our SBIC, and $180.0 million of Unsecured Notes outstanding. Based on our outstanding indebtedness as of December 31, 2021, our estimated annualized cost of funds, which includes all interest and amortization of debt issuance costs is 4.58%. As of December 31, 2021, our asset coverage ratio was 173% (which excludes the SBA debentures as a result of exemptive relief granted to us by the SEC) as permitted under Section 61(a)(2) of the 1940 Act.
    We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We do not expect to issue any preferred stock during the next twelve months and, therefore, have not included the cost of issuing and servicing preferred stock in the table. As of December 31, 2021, availability under the PWB Credit Facility and BNP Facility was $25.0 million and $50.0 million, respectively, both subject to a borrowing base and other covenants. Our stockholders will bear directly or indirectly the costs of borrowings under any debt instruments we may enter into.
(6)     “Other Expenses” are based on actual amounts incurred for the year ended December 31, 2021 which includes our overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by OFS Services. See “Management and Other Agreements — Administration Agreement.”
(7)     Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”) in which we invest. We do not currently invest in underlying funds or other investment companies and therefore do not expect to incur any acquired fund fees and expenses. The indirect expenses that will be associated with our Structured Finance Note investments are not included in the fee table presentation, but if such expenses were included in the fee table presentation then our total annual expenses would have been 15.32%.
(8)    OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 1.75% to 1.00% on the average total assets at the end of the two most recently completed quarters on assets held by the Company through OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company. The base management fee reduction is renewable on an annual basis and the amount of the base management fee reduction with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$131	$354	$536	$856
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$140	$376	$563	$879
While the examples assume reinvestment of all distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the dividend payment date. The market price per share of our common stock may be at, above or below NAV.
The example should not be considered a representation of future expenses, and actual expenses may be greater or less than those shown.

SENIOR SECURITIES
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following tables for the years ended December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012. The senior securities table as of December 31, 2021, 2020 and 2019 was audited by KPMG LLP and the senior securities table as of December 31, 2018, 2017, 2016, 2015, 2014, 2013, and 2012 were audited by our former independent registered public accounting firms. The “ — ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities. The report of our current independent registered public accounting firm on the senior securities table is attached as an exhibit to this Annual Report.

(dollar amounts in thousands, except per unit data) Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
4.75% Notes due 2026
December 31, 2021	$125,000	$3,870	—	N/A

4.95% Notes due 2028
December 31, 2021	$55,000	$8,795	—	$25.51

6.25% Notes due 2023
December 31, 2021	$—	$—	—	$25.36
December 31, 2020	$25,000	$14,754	—	$24.82

6.375% Notes due 2025
December 31, 2021	$—	$—	—	$25.00
December 31, 2020	$50,000	$7,377	—	$22.66
December 31, 2019	$50,000	$7,519	—	$25.30
December 31, 2018	$50,000	$5,645	—	$24.84

6.50% Notes due 2025
December 31, 2021	$—	$—	—	$24.91
December 31, 2020	$48,525	$7,601	—	$22.80
December 31, 2019	$48,525	$7,747	—	$25.29
December 31, 2018	$48,525	$5,817	—	$24.43

5.95% Notes due 2026
December 31, 2021	$—	$—	—	$24.52
December 31, 2020	$54,325	$6,790	—	$21.89
December 31, 2019	$54,325	$6,920	—	$24.75

BNP Facility
December 31, 2021	$100,000	$4,837	—	N/A
December 31, 2020	$31,450	$11,728	—	N/A
December 31, 2019	$56,450	$6,659	—	N/A

PWB Credit Facility
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$600	$614,760	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$12,000	$23,521	—	N/A
December 31, 2017	$17,600	$11,540	—	N/A

(dollar amounts in thousands, except per unit data) Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
December 31, 2016	$9,500	$15,821	—	N/A
December 31, 2015	$—	$—	—	N/A

WM Credit Facility(6)
December 31, 2014	$72,612	$2,847	—	N/A
December 31, 2013	$108,955	$2,256	—	N/A
December 31, 2012	$99,224	$2,429	—	N/A

SBA debentures (SBIC I LP)(5)
December 31, 2021	$69,920	$—	—	N/A
December 31, 2020	$105,270	$—	—	N/A
December 31, 2019	$149,880	$—	—	N/A
December 31, 2018	$149,880	$—	—	N/A
December 31, 2017	$149,880	$—	—	N/A
December 31, 2016	$149,880	$—	—	N/A
December 31, 2015	$149,880	$—	—	N/A
December 31, 2014	$127,295	$—	—	N/A
December 31, 2013	$26,000	$—	—	N/A
December 31, 2012	$—	$—	—	N/A

Total Senior Securities(7)
December 31, 2021	$349,920	$1,728	—	N/A
December 31, 2020	$315,170	$1,757	—	N/A
December 31, 2019	$359,180	$1,796	—	N/A
December 31, 2018	$260,405	$2,554	—	N/A
December 31, 2017	$167,480	$11,540	—	N/A
December 31, 2016	$159,380	$15,821	—	N/A
December 31, 2015	$149,880	$—	—	N/A
December 31, 2014	$199,907	$2,847	—	N/A
December 31, 2013	$134,955	$2,256	—	N/A
December 31, 2012	$99,224	$2,429	—	N/A
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
(4)    Average market value per unit for our unsecured notes represents the average of the daily closing prices as reported on the Nasdaq Market during the period presented. Not applicable to our 4.75% Notes due 2026, PWB Credit Facility, BNP Facility, WM Credit Facility or SBA debentures because these senior securities are not registered for public trading.
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
FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the each year in the ten-year period ended December 31, 2021. The financial highlights as of December 31, 2021, 2020 and 2019 were audited by KPMG LLP and the financial highlights for each of the seven years in the period ended December 31, 2018 were audited by our former independent registered public accounting firms.

	Years Ended December 31,
	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012
Per share operating performance:
Net asset value per share at beginning of year	$11.85	$12.46	$13.10	$14.12	$14.82	$14.76	$14.24	$14.58	$14.80	N/A (11)
Net investment income(4)	1.00	0.92	1.43	1.38	1.28	1.46	1.39	0.95	0.59	N/A (11)
Net realized gain (loss) on non-control/non-affiliate investments(4)	(2.02)	(0.75)	(0.29)	(0.37)	(0.26)	0.25	(0.31)	0.02	0.01	N/A (11)
Net realized gain on affiliate investments(4)	0.56	—	—	0.01	0.81	—	0.14	—	—	N/A (11)
Net realized loss on control investment(4)	—	—	—	—	—	—	—	(0.37)	—	N/A (11)
Realized gain from SBIC Acquisition(4)	—	—	—	—	—	—	—	—	0.29	N/A (11)
Income tax provision from realized gains on investments	(0.08)	—	—	—	—	—	—	—	—	N/A (11)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of deferred taxes(4)	2.89	(0.82)	(0.72)	(0.19)	(0.78)	(0.69)	0.53	0.05	0.04	N/A (11)
Net unrealized appreciation (depreciation) on affiliate investments(4)	2.10	0.94	0.40	(0.06)	(0.41)	0.33	0.13	0.19	0.05	N/A (11)
Net unrealized appreciation (depreciation) on control investment(4)	0.13	0.13	(0.10)	(0.06)	—	0.07	—	0.18	(0.18)	N/A (11)
Loss on extinguishment of debt(4)	(0.34)	(0.06)	—	—	—	—	—	—	—	N/A (11)
Loss on impairment of goodwill(4)	—	(0.08)	—	—	—	—	—	—	—	N/A (11)
Total from operations	4.24	0.28	0.72	0.71	0.64	1.42	1.88	1.02	0.80	N/A (11)
Distributions	(0.91)	(0.86)	(1.36)	(1.73)	(1.36)	(1.36)	(1.36)	(1.36)	(1.02)	N/A (11)
Issuance of common stock (5)	—	(0.03)	—	—	(0.03)	—	—	—	—	N/A (11)
Other (6)	—	—	—	—	0.05	—	—	—	—	N/A (11)
Net asset value per share at end of year	$15.18	$11.85	$12.46	$13.10	$14.12	$14.82	$14.76	$14.24	$14.58	$14.80

	Years Ended December 31,
	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012

Per share market value, end of period	$10.90	$7.15	$11.17	$10.60	$11.90	$13.76	$11.48	$11.78	$12.83	$13.69
Total return based on market value (1)	66.8%	(24.0)%	18.3%	3.5%	(4.7)%	32.3%	9.0%	2.4%	1.3%	(7.6)%
Total return based on net asset value (2)	40.2%	13.6%	6.7%	7.8%	5.0%	10.9%	16.0%	7.5%	7.7%	N/M (12)
Shares outstanding at end of period	13,422,413	13,409,559	13,376,836	13,357,337	13,340,217	9,700,297	9,691,170	9,650,834	9,629,797	9,578,691
Weighted average shares outstanding	13,413,861	13,394,005	13,364,244	13,348,203	12,403,706	9,693,801	9,670,153	9,634,471	9,619,723	9,578,691
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$178,628	$148,175	$171,889	$182,468	$171,631	$142,818	$140,002	$138,131	$141,058	$98,164
Net asset value at end of year	$203,744	$158,956	$166,627	$175,023	$188,336	$143,778	$143,012	$137,471	$140,378	$141,799
Net investment income	$13,450	$12,295	$19,098	$18,385	$15,877	$14,145	$13,411	$9,135	$5,718	$661
Ratio of total expenses, net to average net assets (8)	19.2%	22.4%	19.4%	13.4%	10.2%	11.9%	13.5%	9.9%	8.0%	13.6% (13)
Ratio of total expenses, net and losses on impairment of goodwill and extinguishment of debt to average net assets (9)	21.8%	23.7%	—%	—%	—%	—%	—%	—%	—%	—%
Ratio of net investment income to average net assets (10)	7.5%	8.3%	11.1%	10.5%	8.4%	9.8%	9.6%	6.6%	4.1%	4.6% (13)
Ratio of goodwill impairment loss to average net assets	—%	0.7%	—%	—%	—%	—%	—%	—%	—%	—%
Ratio of loss on extinguishment of debt to average net assets	2.6%	0.6%	—%	—%	—%	—%	—%	—%	—%	—%
Portfolio turnover (7)	54.9%	28.1%	21.2%	41.9%	50.4%	18.1%	44.6%	34.9%	19.7%	—%
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
(5)The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of DRIP issuances during 2020 and the follow-on public offering of 3,625,000 shares in April 2017.
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

Item 6.    Reserved.

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
•our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers and the impact on our risk profile, including our belief that the seniority of such loans in a borrower's capital structure may provide greater downside protection against the impact of the COVID-19 pandemic;
•the percentage of investments that will bear interest on a floating rate or fixed rate basis;
•interest rate volatility, including the transition from LIBOR to one or more alternative reference rate(s);
•the ability of SBIC I LP to make distributions enabling us to meet RIC requirements;
•plans by SBIC I LP to repay its outstanding SBA debentures;
•our ability to raise debt or equity capital as a BDC;
•the timing, form and amount of any distributions from our portfolio companies;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of the pandemic; the effect of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows and those of our portfolio companies (including the expectation that a shift from cash interest to PIK interest will result from concessions granted to borrowers due to the COVID-19 pandemic), including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;
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
•the effect of new or modified laws or regulations governing our operations;
•ability to continue generating strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries;
•the need and availability of additional capital on favorable terms to finance growth given our expectation to distribute substantially all of our net ordinary income and net realized capital gains to our shareholders; and
•ability to secure financial maintenance covenants in the loans we invest.
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
Overview
Key performance metrics are presented below:

	December 31, 2021	December 31, 2020
Net asset value per common share	$15.18	$11.85

	Year Ended December 31,
	2021	2020	2019
Net investment income per common share	$1.00	$0.92	$1.43
Net increase in net assets resulting from operations per common share	4.24	0.28	0.71
Distributions paid per common share	0.91	0.86	1.36
Our NAV per common share increased 28% to $15.18 at December 31, 2021, from $11.85 at December 31, 2020, primarily due to net gains on our investment portfolio of $48.0 million, or $3.58 per common share. Strong net gains for the year ended December 31, 2021, primarily resulted from better than expected performance of our portfolio companies and the continued reversal of unrealized depreciation recognized during the three months ended March 31, 2020, due to market disruptions resulting from the COVID-19 pandemic.

Net investment income per share during the year ended December 31, 2021, increased $0.08 from the prior year due to an approximate $0.04 per share increase in net interest margin (total interest income less interest expense), as well as an approximate $0.22 per share increase in dividend and fee income. The increase in dividend and fee income was primarily due to a $1.0 million dividend from Pfanstiehl Holdings, Inc. and $1.4 million increase in syndication fees compared to the prior year. The increase in net interest margin was partially offset by increases in management and incentive fees of $2.3 million, or $0.17 per share, primarily due to a $1.9 million, or $0.14 per share, accrued Capital Gains Fee. GAAP requires recognition of capital gains incentive fees as incurred, which includes recognition of fees on aggregate unrealized appreciation on investments. However, fees on such unrealized capital appreciation fees are not contractually due under the terms of the Investment Advisory Agreement. Incentive fees on unrealized appreciation are subject to reversal should such unrealized appreciation diminish prior to realization. Excluding fees on aggregate unrealized capital appreciation, as of December 31, 2021, there is no capital gains incentive fee contractually due and currently payable under the terms of the Investment Advisory Agreement.
As of December 31, 2021, the weighted average realized yield on interest-bearing investments increased to 9.7%, compared to 9.5% as of December 31, 2020. For the year ended December 31, 2021, our weighted-average debt interest costs decreased to 5.1% from 5.4% during the year ended December 31, 2020, primarily due to the issuance of $180.0 million in Unsecured Notes with a weighted-average effective yield of 5.4%, and the redemption of $177.9 million in Unsecured Notes with a weighted-average effective yield of 6.9%. As of December 31, 2021, approximately 71% of our debt was fixed rate and matures in 2025 and beyond.
During the year ended December 31, 2021, our portfolio experienced net gains of $48.0 million, or $3.58 per share, primarily due to net gains of $49.6 million on our directly originated debt and equity investments, partially offset by net losses of $0.7 million in our Structured Finance Notes and Broadly Syndicated Loan investments. The net gain in our directly originated investments was primarily due to our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, which appreciated $29.5 million due to strong operating results and expansion of the valuation multiple. Pfanstiehl Holdings, Inc. accounted for 13% of our portfolio at fair value and 32% of our consolidated net assets as of December 31, 2021. During the year ended December 31, 2021, we recognized net realized gains of $4.3 million on directly originated equity investments, including a realized gain of $5.8 million on the sale of our preferred equity in TTG Healthcare, LLC. As of December 31, 2021, our portfolio had two non-accrual loans with an aggregate fair value of $7.7 million, or 2.2% of our total debt portfolio at fair value, compared to four non-accrual loans with an aggregate fair value of $12.1 million, or 3.8% of our total debt portfolio at fair value at December 31, 2020.
Additionally, during the year ended December 31, 2021, we recognized losses of $4.6 million on the early extinguishments of debt, or $0.34 per share. Early extinguishments of debt included the prepayment of $35.4 million of SBA debentures and the redemption of $177.9 million in the aggregate of Unsecured Notes Due September 2023, Unsecured Notes Due April 2025, Unsecured Notes Due October 2025 and Unsecured Notes Due October 2026.
Since OFS Advisor implemented its business continuity plan in mid-March 2020, OFS Advisor’s entire team effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.
We have actively monitored our portfolio companies throughout this period of economic uncertainty, which has included assessments of our portfolio companies' operational and liquidity outlook. During the year ended December 31, 2021, we provided nine revolvers and twelve delayed draw commitments to support our portfolio companies during the COVID-19 pandemic. As of December 31, 2021, we have unfunded commitments of $43.7 million to fourteen portfolio companies. During the year ended December 31, 2021, we completed $238.5 million of Portfolio Company Investments and purchased $30.4 million of Structured Finance Notes. For details on our portfolio activity for the year ended December 31, 2021, see “Portfolio Composition and Investment Activity — Investment Activity”.
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
We are also subject to financial risks, including changes in market interest rates. As of December 31, 2021, approximately $316 million (aggregate cost amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based but will transition away from LIBOR to any one the various alternative reference rates, and many of which are subject to reference-rate floors. We have prepared and planned for the transition away from LIBOR, incorporating alternate reference rates to be used in our credit agreements and making other preparations, and believe the impact on us from the transition will be low. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased, primarily in the second quarter of 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR or an alternative rate are not offset by a corresponding increase in the credit spread over LIBOR or an alternative rate that we earn on our portfolio investments, or a decrease in our operating expenses, including our incentive fee and the interest costs on our liabilities indexed to LIBOR or an alternative rate. As of December 31, 2021, the majority of our variable rate debt investments are subject to the base rate floor, partially mitigating the impact of the recent decrease in LIBOR on our gross investment income. However, there may be disputes between market participants regarding the interpretation and enforceability of provisions related to the economic floors in our LIBOR-based investments (or lack thereof), which may result in a loss or degradation of floor protection in the case of a transition from LIBOR to any one of the various alternative reference rates. See “Item 1A. Risk Factors — Risks Related to our Investments” for additional information.
At December 31, 2021, our asset coverage ratio of 173% was within minimum asset coverage requirements under the 1940 Act, and we remained in compliance with all applicable financial covenants under our outstanding debt. As of December 31, 2021, we had an unused commitment of $25.0 million under our PWB Credit Facility, as well as an unused commitment of $50.0 million under our BNP Facility, both subject to a borrowing base and other covenants. Based on fair values and net asset value at December 31, 2021, we could access all unused commitments under our credit facilities and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and will continue to selectively deploy capital in new investment opportunities.
On March 1, 2022, the Board declared a distribution of $0.28 per share for the first quarter of 2022, payable on March 31, 2022, to stockholders of record as of March 24, 2022.
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
These allocations are generally based on the relative fair value of the instruments at the time of the transaction, a process involving fair value estimates which is also a critical accounting policy and significant estimate. Once determined, these allocations directly affect the discount/premium and yield on debt securities, the cost and net gains/losses on equity securities, and ICTI. These allocations require an understanding of the terms and conditions of the underlying agreements and requires significant management judgment.

PIK Income. Our recognition of PIK interest includes assessment of collectibility. In determining whether a loan should be on non-accrual status, management considers whether the in-kind securities received would be non-accretive to overall value of our investment position (i.e., the recognition of PIK income merely results in the recognition of offsetting unrealized depreciation on the position, and no increase in our net assets). Furthermore, the non-accrual of PIK interest does not preclude the recognition of cash interest received.
Structured Finance Notes. Recognition of interest income on our subordinated note and mezzanine debt investments requires development of numerous assumptions regarding the performance and behavior of the underlying loans and portfolio companies, as well as assumptions regarding the actions expected by the collateral managers of the CLOs. Income recognized under ASC Sub-topic 325-40, Beneficial Interests in Securitized Financial Assets, the authoritative accounting literature for income recognition on our Structured Finance Notes, is the constant yield-to-redemption that equates the expected cash flows from the instrument to its cost or amortized cost. The cash flows from a subordinated note structured finance instrument are estimated, on a period-by-period basis, as
•the expected cash flows from the underlying portfolio of the CLO vehicle, derived by adjusting the contractual amounts due on the portfolio investments for, among other things
◦expected losses on defaults,
◦expected prepayments, and
◦the impact to cash flows (positive or negative) from the assumed reinvestment of recoveries on defaults and amounts collected on prepayments, less
•the amounts contractually due on tranches senior to the subordinated notes, which generally requires use of forward reference rate curves and the stated spread over such rates specified in the CLO indentures, through the expected redemption of the subordinated notes, which is generally assumed to occur upon the exercise of an optional redemption by the collateral manager of the underlying CLO sometime after the reinvestment period specified in the CLO indenture. Following the reinvestment period specified in the indenture, CLO instruments enter their amortization period during which the principle balances of the CLO senior debt tranches are reduced through amortization payments. As the senior CLO debt tranches amortize, the management of the CLO becomes less economically viable to its collateral manager, prompting the manager to exercise options to liquidate the underlying portfolio, distribute cash to remaining tranches in order of seniority, and wind-up the CLO vehicle. Depending on where the CLO vehicle is in its reinvestment period, the period over which these cash flows are forecast can be several years from the valuation date and cross several business cycles. Such estimates involve significant judgement by management. When the amortized cost of an CLO instrument exceeds the undiscounted expected cash flows from the instrument as of the estimation date, the yield on that instrument is set to zero percent (-0-%).
The cash flow assumptions utilized in our subordinated note and mezzanine debt investments revenue recognition determination (our “Revenue Assumptions”) generally involve the same economic considerations as the cash flow assumptions utilized in our period-end fair value estimates for these instruments (our “Fair Value Assumptions”), though on a factor-by-factor basis the assumptions will not be identical as the assumptions are developed by independent parties. To ensure that our Revenue Assumptions and our Fair Value Assumptions are consistent, management performs periodic tests involving with-and-without type considerations to ensure the collection of assumptions for each purpose produce consistent cash flows in all material respects.
Fair value estimates. As of December 31, 2021, total investments representing approximately 89% of our total assets were carried on the consolidated balance sheet at fair value. As discussed more fully in “Item 8.–Financial Statements–Note 2” GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as Level 2 and Level 3, with a significant portion of our investments classified as Level 3. We typically do not hold equity securities or other instruments that are actively traded on an exchange.
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

Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in each investment. Management uses two primary methods to estimate discount rates on Portfolio Company Investments: a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a synthetic debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. Management may also use a relative value method to estimate yields, which involves estimating the discount rate of non-traded subject debt investments based on an expected or assumed relationship between Indicative Prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of unobservable inputs utilized in estimating the discount rate on the subject investment to its internal rate of return at close or purchase date. These methods generally produce a range of discount rates, and we generally select the midpoint of the range for use in fair value measures, subject to limitations on the basis of the borrowers' ability to prepay the debt without penalty.
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
We adjusted our approach to fair value estimates throughout 2020 in response to the economic uncertainty associated with the spread of the COVID-19 pandemic. Our use of Indicative Prices includes assessments of whether a sufficient number of market quotations are available and whether the depth of the markets from which those Indicative Prices were received is sufficient to transact in amounts approximating our positions in such assets without impacting such prices. Moreover, these assessments are generally based on 90-day moving averages of our depth and liquidity metrics. The 90-day moving average generally counters the effects of intermittent quoting activity observed at month- and quarter-ends, irregular quoting activity that tends to artificially inflate our market depth and liquidity metrics. We observed significant declines in market liquidity beginning in the middle of March 2020 and concluded the 90-day moving average was not representative of market conditions given the significant market dislocation during that period. Accordingly, we adjusted our depth and liquidity assessment to one based on a 5-day moving average of the metrics in our liquidity assessments as of March 31, 2020, and partially reverted, utilizing 30-day and 60-day moving average, in our June 30, 2020, and September 30, 2020, assessments respectively, as liquidity continued to return to the loan market. We fully reverted to use of the 90-day moving average in our December 31, 2020 assessments and throughout 2021 in our quarterly and year-end assessments.
We also adjusted the relative weighting of our Level 3 fair value models during much of 2020. Our processes included assessments of the impact of the COVID-19 pandemic on the financial condition, results of operations or cash flows of our portfolio companies. Initially, such forward-looking assessments were fragmentary; however as such forward-looking estimates became more reliable, such information was directly incorporated into our fair value models. In circumstances in which reliable forward-looking information was unavailable, we considered the market impact on performance-metric multiples and related impact on enterprise values. Additionally, management observed a decrease in the historic correlation between market spreads used in our synthetic debt rating method and those used in our reunderwriting analysis. These market spreads, though highly correlated before the on set of COVID-19, relate to different segments of the lending market primarily on the basis of borrower size. The synthetic debt rating method is based on market spreads for larger borrowers with rated debt, while the reunderwring analysis market spreads are generally used for what are considered middle-market borrowers. Management concluded, given the break-down in this relationship, the relative weight given to each of these methods required adjustment to correspond to the market most closely associated with the subject investment. Accordingly, we decreased the weighting for the synthetic debt rating method and increased the weighting for the reunderwriting analysis in the current period year, from a weighting of 50/50 to a weighting of 10/90, at March 31, 2020, and partially reverted to generally 25/75 at June 30, 2020. We believed the over-weighting to the reunderwriting analysis during this period more accurately captured the market in which these instruments are exchanged. By September 30, 2020, we had fully reverted to an equal weighting of these models as we have observed a return, in all significant respects, of the historic correlative relationship between these markets. Our equal weighting of models remained in effect throughout 2021 as markets and market factors remained stable and correlated.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2021, (in thousands):

	Fair Value at December 31, 2021	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior Secured	$262,634	$259,651	$265,596
Senior Secured (valued at Transaction Price)	64,070	64,070	64,070
Subordinated	17,943	17,584	18,303

Structured Finance Notes:
Subordinated notes	63,922	61,791	66,053
Mezzanine bonds	2,779	2,737	2,823
Loan accumulation facility (valued at Transaction Price)	8,500	8,500	8,500

Equity investments:
Preferred equity	3,765	3,381	4,102
Common equity, warrants and other	83,486	78,172	88,848
	$507,099	$495,886	$518,295

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
    On June 11, 2019, OFS Advisor agreed to reduce the portion of its base management fee attributable to the portion of the OFSCC-FS Assets that caused our asset coverage ratio to fall below 200%. Specifically, under the reduction, we were required to pay 0.25% per quarter (1.00% annualized) on the average value of the portion of the OFSCC-FS Assets, at the end of the two most recently completed calendar quarters, that were financed using leverage and caused our statutory asset coverage ratio to fall below 200%. When calculating our statutory asset coverage ratio, we exclude our SBA guaranteed debentures from our total outstanding senior securities as permitted pursuant to exemptive relief granted by the SEC dated November 26, 2013.
Additionally, effective from January 1, 2020, January 1, 2021 and January 1, 2022 through December 31, 2022, OFS Advisor agreed to continue the reduced base management fee attributable to all of the OFSCC-FS Assets, excluding cash commencing on January 1, 2022, without regard to our asset coverage. The agreement reduced the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets, excluding cash commencing January 1, 2022, at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. This agreement was renewed for the 2022 calendar year on February 4, 2022.
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
    The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs with exemptive orders, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio company. Without this order, such Affiliated Funds that are private funds would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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
Portfolio Composition. As of December 31, 2021, the fair value of our debt investment portfolio totaled $344.6 million in 58 portfolio companies, of which 95% and 5% were senior secured loans and subordinated loans, respectively, and our equity investments totaled $87.3 million in 5 portfolio companies in which we also held debt investments and 12 portfolio companies in which we solely held an equity investment. We had unfunded commitments of $43.7 million to fourteen portfolio companies at December 31, 2021. We also have 17 investments in Structured Finance Notes with a fair value of $75.2 million. Set forth in the tables and charts below is selected information with respect to our portfolio as of December 31, 2021 and 2020.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$157,190	$150,254	$190,627	$172,249
SBIC I LP	125,584	183,524	191,192	190,573
OFSCC-FS	171,101	170,132	67,781	68,037
OFSCC-MB	3,437	3,189	11,423	11,464
Total investments	$457,312	$507,099	$461,023	$442,323
Portfolio Yields: The following table presents weighted-average yields metrics for our portfolio:

	Year Ended December 31,
	2021	2020
Weighted-average performing current yield (1):
Debt investments	8.7%	9.4%
Structured Finance Notes	16.2%	16.0%
Interest-bearing investments	10.0%	10.0%

Weighted-average performing income yield (2):
Debt investments	9.5%	9.8%
Structured Finance Notes	16.3%	16.1%
Interest-bearing investments	10.6%	10.3%

Weighted-average realized yield:
Interest-bearing investments (3)	9.7%	9.5%
Total portfolio (4)	9.1%	8.8%
(1)    Current yield is calculated as (a) the actual amount earned on performing investments, including interest and prepayment fees but excluding amortization of Net Loan Fees, divided by (b) the weighted-average of total performing investments amortized cost.
(2)    Income yield is calculated as (a) the actual amount earned on performing investments, including interest and prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total performing investment amortized cost.
(3)    Realized yield computed as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments amortized cost, in each case, including debt investments in non-accrual status and non-income producing Structured Finance Notes.
(4)    Realized yield computed as (a) the actual amount earned on all investments including interest, dividends and prepayment fees, amortization of Net Loan Fees, and dividends received divided by (b) the weighted-average of total investments amortized cost or cost.

As of December 31, 2021 and 2020, floating rate loans at fair value were 92% and 96% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 8% and 4% of our debt investment portfolio, respectively. Approximately 92% of our debt portfolio are variable-rate investments and a substantial amount have LIBOR floors. At December 31, 2021, the effective yield of our performing debt investment and Structured Finance Note portfolio was 9.6%.
The weighted average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
Portfolio Company Investments. The following table summarizes the composition of our Portfolio Company Investments by type as of December 31, 2021 and 2020 (dollar amounts in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$336,132	$326,704	$325,647	$306,304
Subordinated debt investments	22,071	17,943	45,409	15,067
Preferred equity	9,552	3,765	18,648	11,543
Common equity, warrants and other (2)	14,606	83,486	15,459	52,984
Total	$382,361	$431,898	$405,163	$385,898
Number of portfolio companies	70	70	62	62
(1)    Includes debt investments in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co-lenders pursuant to a payment waterfall. The aggregate amortized cost and fair value of these investments was $3.0 million and $3.0 million, respectively at December 31, 2021, and $55.8 million and $56.2 million, respectively at December 31, 2020.
(2)    As of December 31, 2021, other investments represent equity participation right investments with an aggregate cost and fair value of $4.7 million and $7.4 million, respectively.
Approximately 76% of our Portfolio Company Investments at fair value are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structures may provide greater downside protection against the impact of the COVID-19 pandemic.
As of December 31, 2021, our common equity in Pfanstiehl Holdings, Inc. based on its fair value of $65.7 million,$65.5 million of which represents an unrealized gain, accounts for 13% of our total portfolio at fair value, or 32% of total net assets. Since December 31, 2020 and December 31, 2019, Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, has appreciated $29.5 million and $53.8 million, respectively, primarily due to strong operating results, as well as multiple expansion in the pharmaceutical industry.
As of December 31, 2021, the three largest industries of our Portfolio Company Investments by fair value, were (1) Manufacturing (28.2%), (2) Professional, Scientific, and Technical Services (14.6%), and (3) Health Care and Social Assistance (12.9%), totaling approximately 55.7% of the investment portfolio. For a full summary of our investment portfolio by industry, see "Note 4, Investments" to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.

    The following table presents our ten largest debt and equity investments by portfolio company based on fair value as of December 31, 2021 (dollar amounts in thousands):

	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
Pfanstiehl Holdings, Inc.	$217	$65,740	13.0%
All Star Auto Lights, Inc.	23,005	23,052	4.5%
Milrose Consultants, LLC	22,990	22,634	4.5%
Kreg LLC	20,330	20,330	4.0%
SourceHOV Tax, Inc.	19,631	19,927	3.9%
The Escape Game, LLC	16,287	16,396	3.2%
Inergex Holdings, LLC	15,017	15,260	3.0%
Tolemar Acquisition, Inc.	15,166	15,166	3.0%
SSJA Bariatric Management, LLC	13,401	13,491	2.7%
MTE Holding Corp	11,264	12,948	2.6%
Total	$157,308	$224,944	44.4%
Structured Finance Notes. The following table summarizes our Structured Finance Notes as of December 31, 2021 and December 31, 2020, (dollar amounts in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$63,791	$63,922	$54,280	$54,724
Mezzanine bonds	2,660	2,779	1,580	1,701
Loan accumulation facility	8,500	8,500	—	—
Total Structured Finance Notes	$74,951	$75,201	$55,860	$56,425
Number of Structured Finance Notes	17	17	12	12
The weighted average yield on Structured Finance Notes decreased to 15.8% at December 31, 2021 from 16.6% at December 31, 2020, partially due to new investments of $30.4 million in Structured Finance Notes with a weighted average annual effective yield of 15.2%.
We focused on investing in subordinated note securities with longer reinvestment periods in order to take advantage of market volatility and maximize cash flows and 85% of current subordinated note investments have reinvestment periods ending in 2023 or beyond. We believe longer reinvestment periods provide collateral managers with more flexibility to maximize cash flows by reinvesting loan repayments into new loans, potentially at discounted levels with higher yields and to reposition the portfolio to adapt to changing market conditions.
Investment Activity. The following is a summary of our Portfolio Company Investment cash investment activity for the years ended December 31, 2021, 2020 and 2019 (dollar amounts in millions):

	Year Ended December 31,
	2021	2020	2019
Investments in new portfolio companies	$154.2	$49.0	$147.2
Investments in existing portfolio companies	84.3	47.9	51.6
Total investments in new and existing portfolio companies	$238.5	$96.9	$198.8
Proceeds from principal payments	$192.1	$129.6	$60.9
Proceeds from investments sold or redeemed	52.8	70.8	35.0
Total proceeds from principal payments, equity distributions and sales proceeds on Portfolio Company Investments	$244.9	$200.4	$95.9
Year ended December 31, 2021
Notable investments in new portfolio companies during the year ended December 31, 2021 included Kreg LLC ($20.3 million senior secured loan), Tolemar Acquisition, Inc. ($14.9 million senior secured loan), Molded Devices, Inc. ($8.0 million senior secured loan), Honor HN Buyer Inc. ($6.5 million senior secured loan), Electrical Components International, Inc. ($5.6 million senior secured loan) and One GI LLC ($5.4 million senior secured loan).
    During the year ended December 31, 2021, the weighted-average income yield of Portfolio Company Investments in new portfolio companies was 7.7%.
During the year ended December 31, 2021, we also invested $30.4 million in Structured Finance Notes.
Non-cash Investment Activity. On December 31, 2021, our debt and equity investments in Envocore Holdings, LLC were restructured, pursuant to which we converted our $17.2 million senior secured debt investment into two $6.4 million senior secured debt investments and preferred equity. Our Series B and Series C preferred equity investments in Envocore Holdings, LLC were subsequently cancelled in the restructuring; therefore, we recognized a realized loss of $0.3 million on the cancellation, of which $0.3 million was included as an unrealized loss as of December 31, 2020.
Year ended December 31, 2020
    Notable investments in new portfolio companies during the year ended December 31, 2020 included A&A Transfer Buyer, Inc. ($25.2 million senior secured loan) and SourceHOV Tax, Inc. ($19.7 million senior secured loan).
    During the year ended December 31, 2020, the weighted-average yield of Portfolio Company Investments in new portfolio companies was 8.2%.
During the year ended December 31, 2020, we also invested $33.5 million in Structured Finance Notes with a weighted average annual effective yield of 16.7%.
Non-cash Investment Activity. On March 27, 2020, our debt investment in Constellis Holdings, LLC was restructured to convert our non-accrual debt investment into 20,628 common shares of equity. The cost and fair value of the 20,628 common shares of equity received was $0.7 million and $0.7 million, respectively, which we recognized as the investment's cost.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
Risk Monitoring
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2021 and 2020 (dollar amounts in thousands):

	As of December 31,
	2021		2020
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	324,370	94.2	263,934	82.2
4 (Special Mention)	12,550	3.6	45,302	14.1
5 (Substandard)	7,027	2.0	11,684	3.6
6 (Doubtful)	699	0.2	451	0.1
7 (Loss)	—	—	—	—
	$344,646	100.0%	$321,371	100.0%
Due to continued improvement in borrower performance, the percentage of risk rated “3” investments increased from 82.2% of the debt portfolio at fair value as of December 31, 2020 to 94.2% of the debt portfolio as of December 31, 2021.
Non-Accrual Loans
    At December 31, 2021, we had two loans on non-accrual status (Master Cutlery, LLC and 3rd Rock Gaming Holdings, LLC) with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $19.1 million and $7.7 million, respectively.

On April 5, 2021, we sold our subordinated debt investment in Community Intervention Services, Inc. for $0.1 million. We recognized a realized loss of $7.5 million on our investment in Community Intervention Services, Inc., of which $7.5 million was included as an unrealized loss as of December 31, 2020.
On November 2, 2021, Online Tech Stores, LLC assets were liquidated resulting in $-0- proceeds to us. We wrote-off our subordinated debt investment in Online Tech Stores, LLC and recognized a realized loss of $16.1 million, of which $13.7 million was included as an unrealized loss as of December 31, 2020.
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
On September 30, 2020, our non-accrual debt investment in Southern Technical Institute, LLC was restructured, pursuant to which we received proceeds of $0.5 million, in full satisfaction of contractually due interest of $0.2 million and principal of $1.7 million. The investment was carried at a cost of $-0-. Accordingly, during the year ended December 31, 2020, we recognized a realized gain of $0.3 million. As of December 31, 2021, we hold equity participation rights in Southern Technical Institute, LLC with a cost and fair value of $-0- and $7.4 million, respectively.
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
Portfolio Yield: Portfolio yield is a key financial metric of our investment portfolio in order to obtain our investment objective of providing current income to shareholders. The effective yield of an investment is measured by adding its coupon rate plus the accretion of its Net Loan Fees, divided by the investments cost basis.
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

Comparison of years ended December 31, 2021, 2020 and 2019. Consolidated operating results for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Investment income
Interest income:
Cash interest income	$28,321	$33,987	$44,649
PIK interest income	1,526	1,527	927
Net Loan Fee amortization	2,665	1,584	1,245
Accretion of interest income on subordinated notes	9,861	5,877	2,861
Other interest income	11	69	147
Total interest income	42,384	43,044	49,829
Dividend income:
PIK dividends	143	505	898
Cash dividends	2,024	450	502
Total dividend income	2,167	955	1,400
Fee income:
Management and syndication	2,235	745	773
Prepayment and other fees	977	731	519
Total fee income	3,212	1,476	1,292
Total investment income	47,763	45,475	52,521
Total expenses, net of incentive fee waivers	34,313	33,180	33,423
Net investment income	13,450	12,295	19,098
Net gain (loss) on investments	48,005	(6,704)	(9,545)
Loss on extinguishment of debt	(4,591)	(820)	—
Loss on impairment of goodwill	—	(1,077)	—
Net increase in net assets resulting from operations	$56,864	$3,694	$9,553
Interest and PIK interest income by debt investment type for the years ended December 31, 2021, 2020 and 2019, are summarized below (in thousands):

	Years Ended December 31,
	2021	2020	2019
Interest and PIK interest income:
Senior secured debt investments	$28,918	$33,186	$41,301
Subordinated debt investments	2,607	3,903	5,667
Structured Finance Notes	10,859	5,955	2,861
Total interest and PIK interest income	42,384	43,044	49,829
Less Net Loan Fees accelerations	(1,640)	(207)	(280)
Recurring interest income	$40,744	$42,837	$49,549
Comparison of investment income for the years ended December 31, 2021 and 2020. Total interest income decreased approximately $0.7 million during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a $35.9 million decrease in the average outstanding loan balance, partially offset by a 42 basis point increase in the weighted-average yield in our debt portfolio.
Other than acceleration of Net Loan Fees recognized upon the repayment of a loan, we consider our interest income on debt investments and Structured Finance Notes to be recurring in nature. Acceleration of Net Loan Fees from the repayment of loans prior to their scheduled due dates of $1.6 million and $0.2 million were included in interest income for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, accretion of interest income on Structured Finance Notes increased $4.0 million compared to the prior year primarily due to an increase in the weighted-average amount invested in subordinated notes from $35.0 million at December 31, 2020 to $59.1 million at December 31, 2021.
During the year ended December 31, 2021, total PIK income decreased $0.4 million compared to the prior year and remained under 5% of total investment income. For the year ended December 31, 2021, cash and PIK interest of $1.7 million and $2.1 million, respectively, was not recognized in income due to reasonable doubt whether it will be collected.

During the year ended December 31, 2021, dividend income increased $1.2 million primarily due to a $1.0 million dividend from Pfanstiehl Holdings, Inc.
Prepayment fees and syndication fees generally result from periodic transactions rather than from holding portfolio investments and are considered non-recurring. During the years ended December 31, 2021 and 2020, we recognized prepayment fees of $0.8 million and $0.6 million, respectively. We recognized syndication fees of $2.2 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively, resulting from loan originations which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
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
Prepayment fees and syndication fees generally result from periodic transactions rather than from holding portfolio investments and are considered non-recurring. During the year ended December 31, 2020, we recognized prepayment fees of $0.6 million compared to $0.4 million during the year ended December 31, 2019. We recognized syndication fees of $0.7 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively, resulting from approximately $46.8 million and $91.5 million in loan originations which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Expenses. Operating expenses for years ended December 31, 2021, 2020 and 2019, are presented below (in thousands):

	Years Ended December 31,
	2021	2020	2019

Interest expense	$17,515	$18,808	$15,829
Management fees	7,669	7,605	8,271
Income Incentive Fee, net of waivers	2,352	1,584	4,760
Capital Gains Fee	1,916	—	—
Professional fees	1,670	1,993	1,814
Administration fee	1,758	1,855	1,747
Other expenses	1,433	1,335	1,002
Total expenses, net of waivers	$34,313	$33,180	$33,423

Comparison of expenses for the years ended December 31, 2021 and 2020. Interest expense decreased by $1.3 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a decrease in the weighted-average interest costs from 5.4% to 5.1%. We reduced our weighted-average interest costs by redeeming Unsecured Notes with a weighted-average interest cost of 6.9% and issuing Unsecured Notes with a weighted-average interest cost of 5.4%. See "Item 8.–Financial Statements–Note 7" for details.
Management fee expense increased by $0.1 million due to an increase in our average total assets, primarily due to our investment portfolio at fair value increasing from $442.3 million at December 31, 2020 to $507.1 million at December 31, 2021.
During the year ended December 31, 2021, the Income Incentive Fee expense increased $0.8 million, or $0.4 million prior to the waiver in the first quarter of 2020, compared to the year ended December 31, 2020 due to an increase in net investment income. During the year ended December 31, 2021, net investment income increased primarily due to additional dividend and syndication fee income, as well as a decrease in interest expense.

During the year ended December 31, 2021, the Capital Gains Fee increased $1.9 million compared to the prior year primarily due to net unrealized appreciation of $49.8 million on the investment portfolio at December 31, 2021, partially offset by cumulative net realized losses of $40.2 million.
During the year ended December 31, 2021, professional fees decreased $0.3 million primarily due to a decrease in external valuation costs.
Comparison of expenses for the years ended December 31, 2020 and 2019. Interest expense increased by $3.0 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase of $39.4 million in average outstanding borrowings, primarily due to a full year’s interest on the Unsecured Notes Due October 2026 issued in 2019 and the issuance in September 2020 of the Unsecured Notes Due September 2023. See "Item 8.–Financial Statements–Note 7" for details.
Management fee expense decreased by $0.7 million due to a decrease in our average total assets, primarily due to the sale of debt investments in response to the uncertainty surrounding the COVID-19 pandemic.
During the year ended December 31, 2020, Income Incentive Fee expense decreased by $3.2 million, or $3.6 million prior to the Income Incentive Fee waiver of $0.4 million, due to a decrease in net investment income. On May 4, 2020, OFS Advisor agreed to irrevocably waive $0.4 million in Income Incentive Fees related to net investment income, that it would otherwise be entitled to receive for the three months ended March 31, 2020. As a result of the voluntary fee waiver, we incurred Income Incentive Fee expense of $0.4 million for the three months ended March 31, 2020, which is equal to half the Income Incentive Fee expense we would have incurred for such period.
During the year ended December 31, 2020, professional fees increased $0.2 million primarily due to an increase in external audit costs, and general and administrative expenses increased $0.3 million primarily due to the write-off of deferred offering costs relating to our prior shelf registration.
Net realized and unrealized gain (loss) on investments. Net realized and unrealized gain (loss) on investments, by investment type, for the years ended December 31, 2021, 2020 and 2019, are presented below (in thousands):

	Years Ended December 31,
	2021	2020	2019
Senior secured debt	9,698	(16,134)	$(9,393)
Subordinated debt	2,538	(16,388)	(1,968)
Preferred equity	5,202	(2,708)	(89)
Common equity, warrants and other	31,794	26,170	3,837
Structured Finance Notes	(314)	2,081	(1,516)
Income tax expense on net realized investment gains	(1,027)	—	—
Deferred income tax benefit (expense)	114	275	(416)
Net gain (loss) on investments	$48,005	$(6,704)	$(9,545)
Year ended December 31, 2021
During the year ended December 31, 2021, we recognized net gains of $9.7 million on senior secured debt, primarily as a result of an unrealized gain of $3.0 million on our senior secured debt investment in 3rd Rock Gaming Holding, LLC.
During the year ended December 31, 2021, we recognized net gains of $2.5 million on subordinated debt, primarily as a result of an unrealized gain of $4.5 million on our subordinated debt investment in Eblens Holdings, Inc., offset by a realized loss of $16.1 million on the write-off on our investment in Online Tech Stores, LLC, of which $2.4 million was recognized as a loss during the year ended December 31, 2021.
During the year ended December 31, 2021, we recognized net gains of $5.2 million on preferred equity investments, primarily as a result of realized gains of $3.9 million on the sale of investments. We recognized realized gains of $5.8 million and $1.5 million on the sale of our preferred equity investments in TTG Healthcare, LLC and Neosystems Corp, respectively, offset by a realized loss of $3.1 million on the write-off of our investments in My Alarm Center, LLC.
During the year ended December 31, 2021, we recognized net gains of $31.8 million on common equity, warrants and other investments, primarily as a result of unrealized gains of $29.5 million and $3.1 million on our common equity investments in Pfanstiehl Holdings, Inc. and our equity participation rights in Southern Technical Institute, LLC, respectively.
During the year ended December 31, 2021, we recognized an income tax provision from realized gains of $1.0 million relating to taxable net realized gains of $3.7 million on equity investments held in OFSCC-MB.

Year ended December 31, 2020
During the year ended December 31, 2020, we recognized net losses of $16.1 million on senior secured debt, primarily as a result of unrealized losses of $9.2 million and $2.8 million on our senior secured debt investments in 3rd Rock Gaming Holding, LLC, and Envocore Holdings, LLC, respectively.
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
During the year ended December 31, 2020, we recognized net gains of $26.2 million on common equity and warrant investments, primarily as a result of unrealized gains of $24.2 million and $4.3 million on our common equity investment in Pfanstiehl Holdings, Inc. and our equity participation rights in Southern Technical Institute, LLC, respectively, offset by a net unrealized loss of $1.2 million on our investment in Professional Pipe Holdings, LLC.
Year ended December 31, 2019
During the year ended December 31, 2019, we recognized net losses of $9.4 million on senior secured debt, primarily as a result of an unrealized loss of $9.0 million on our senior secured debt investment in Constellis Holdings, LLC, offset by unrealized gains of $2.2 million in our remaining senior secured debt investments. During the year ended December 31, 2019, we also recognized a realized loss of $2.9 million on the sale of MAI Holdings, LLC.
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

Loss on Impairment of Goodwill.
Year ended December 31, 2020
On December 4, 2013, in connection with the acquisition of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC, making SBIC I LP a wholly owned subsidiary, we recorded goodwill of $1.1 million. The decline in the price of our common stock and the level at which it traded relative to the broader stock indices for the BDC industry, led us to conclude in the third quarter of 2020 that an impairment in the value of our goodwill was more likely than not. Moreover, due to the discount at which our stock traded to its NAV we concluded it was appropriate that the impairment of goodwill equal the full amount of its carrying value of $1.1 million. The loss on impairment of goodwill did not impact our management or incentive fees.
Losses on Extinguishment of Debt.
Year ended December 31, 2021
During the year ended December 31, 2021, we redeemed $35.4 million of SBA debentures that were contractually due September 1, 2022, September 1, 2024 and September 1, 2025. We recognized losses on extinguishment of debt of $0.3 million related to the charge-off of deferred borrowing costs on the prepaid debentures.

During the year ended December 31, 2021, we redeemed $177.9 million of Unsecured Notes that were contractually due in 2023, 2025 and 2026. We recognized losses on extinguishment of debt of $4.3 million related to the charge-off of deferred borrowing costs on the redeemed notes.
Year ended December 31, 2020
During the year ended December 31, 2020, we redeemed $44.6 million of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. We recognized losses on extinguishment of debt of $0.7 million related to the charge-off of deferred borrowing costs on the prepaid debentures.
During the year ended December 31, 2020, the BLA with Pacific Western Bank was amended to reduce the total commitment under the PWB Credit Facility from $100.0 million to $20.0 million. We recognized a loss on extinguishment of debt of $0.1 million related to the charge-off of deferred borrowing costs on the commitment reduction.
Non-GAAP Financial Measure – Adjusted Net Investment Income
On a supplemental basis, we disclose adjusted net investment income (“Adjusted NII”) (including on a per share basis), which is a financial measure calculated and presented on basis other than in accordance with GAAP. Adjusted NII represents net investment income excluding the capital gains incentive fee in periods in which such expense occurs. GAAP requires recognition of a capital gains incentive fee in our financial statements if aggregate net realized and unrealized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the reporting date is positive. Such fees are subject to further conditions specified in the Investment Advisory Agreement, principally related to the realization of such net gains, before OFS Advisor is entitled to payment, and such recognized fees are subject to the risk of reversal should unrealized gains diminish to become losses. Management believes that Adjusted NII is a useful indicator of operations exclusive of any net capital gains incentive fee, as net investment income does not include the net gains, realized or unrealized, associated with the capital gains incentive fee.
Management believes Adjusted NII facilitates analysis of our results of operations and provides greater transparency into the determination of incentive fees. Adjusted NII is not meant as a substitute for net investment income determined in accordance with GAAP and should be considered in the context of the entirety of our reported results of operations, financial position and cash flows determined in accordance with GAAP.
The following table provides a reconciliation from net investment income (the most comparable GAAP measure) to Adjusted NII for the three months ended and years ended December 31, 2021 and December 31, 2020 (dollar amounts in thousands, except per share data):

	Three Months Ended December 31,				Years Ended December 31,
	2021		2020		2021		2020
	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share
Net investment income	$4,430	$0.33	$3,004	$0.22	$13,450	$1.00	$12,295	$0.92
Capital Gains Fee	1,814	0.14	—	—	1,916	0.14	—	—
Adjusted NII	$6,244	$0.47	$3,004	$0.22	$15,366	$1.14	$12,295	$0.92
For the year ended December 31, 2021, the Capital Gains Fee of $1.9 million was primarily due to net unrealized appreciation of $49.8 million on the investment portfolio at December 31, 2021, partially offset by cumulative net realized losses of $40.2 million.
Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Comparison of the three months ended December 31, 2021 and September 30, 2021. Consolidated operating results for the three months ended December 31, 2021 and September 30, 2021, are as follows (in thousands):

	Three Months Ended
	December 31, 2021	September 30, 2021
Investment income
Interest income:
Cash interest income	$7,739	$6,771
PIK interest income	283	406
Net Loan Fee amortization	913	322
Accretion of interest income on subordinated notes	2,547	2,645
Total interest income	11,482	10,144
Dividend income:
PIK dividends	—	37
Cash dividends	1,855	33
Total dividend income	1,855	70
Fee income:
Management and syndication	1,455	124
Prepayment and other fees	475	251
Total fee income	1,930	375
Total investment income	15,267	10,589
Total expenses	10,837	7,354
Net investment income	4,430	3,235
Net gain on investments	14,722	10,154
Loss on extinguishment of debt	(2,068)	(224)
Net increase in net assets resulting from operations	$17,084	$13,165
Interest and PIK interest income by debt investment type for the three months ended December 31, 2021 and September 30, 2021 are summarized below (in thousands):

	Three Months Ended
	December 31, 2021	September 30, 2021
Interest and PIK interest income:
Senior secured debt investments	$7,965	$6,170
Subordinated debt investments	593	708
Structured Finance Notes	2,924	3,266
Total interest and PIK interest income	11,482	10,144
Less Net Loan Fees accelerations	(628)	(118)
Recurring interest income	$10,854	$10,026
During the three months ended December 31, 2021, total interest income increased $1.4 million compared to the three months ended September 30, 2021, primarily due to an increase in our weighted-average performing income yield to 11.1% from 9.9% in the prior quarter. The increase in the weighted-average performing income yield was primarily due to the acceleration of Net Loan Fees.
During the three months ended December 31, 2021, dividend income increased $1.8 million compared to the prior quarter primarily due to a $1.0 million dividend from Pfanstiehl Holdings, Inc. and a $0.6 million dividend from Stancor, L.P. Fee income increased $1.6 million compared to the prior quarter primarily due to an increase in syndication fees.

Expenses. Operating expenses for the three months ended December 31, 2021 and September 30, 2021 are presented below (in thousands):

	Three Months Ended
	December 31, 2021	September 30, 2021
Interest expense	$4,215	$4,234
Management fees	2,009	1,950
Income Incentive Fee	1,543	—
Capital Gains Fee	1,814	102
Professional fees	440	354
Administration fees	416	335
Other expenses	400	379
Total expenses	$10,837	$7,354
Total expenses increased $3.5 million during the three months ended December 31, 2021 compared to the three months ended September 30, 2021 primarily due to an increase in the Income Incentive Fee and Capital Gains Fee.
Net realized and unrealized gain (loss) on investments. Net gain (loss) by investment type for the three months ended December 31, 2021 and September 30, 2021 were as follows (in thousands):

	Three Months Ended
	December 31, 2021	September 30, 2021
Senior secured debt	$5,432	$(460)
Subordinated debt	335	145
Preferred equity	3,556	1,006
Common equity, warrants and other	6,870	9,094
Structured Finance Notes	(658)	196
Income tax expense on net realized investment gains	(1,027)	—
Deferred income tax benefit	214	173
Net gain on investments	$14,722	$10,154
Net gain on investments for the three months ended December 31, 2021
During the three months ended December 31, 2021, net gain on investments of $14.7 million was primarily due to unrealized appreciation of $10.1 million on our common equity investment in Pfanstiehl Holdings, Inc. During the three months ended December 31, 2021, we sold our preferred equity investment in TTG Healthcare, LLC and realized a gain of $5.8 million, of which $4.6 million was recognized during the quarter.
Net gain on investments for the three months ended September 30, 2021
Our portfolio experienced net gains of $10.2 million in the third quarter of 2021, principally due to a $8.9 million, or 3.2%, improvement in the fair values of our directly originated debt and equity investments. The net gains on our common equity investments were primarily attributable to the $6.4 million improvement in the fair value of Pfanstiehl Holdings, Inc.
Net gains for the quarter included realized gains of $3.3 million primarily on the sale of our preferred equity in Neosystems Corp. and our common equity in Chemical Resources Holdings, Inc.
Liquidity and Capital Resources
At December 31, 2021, we held cash and cash equivalents of $43.0 million, which includes cash and cash equivalents of $11.3 million held by SBIC I LP, our wholly owned SBIC, and $3.7 million held by OFSCC-FS. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings or regulatory capital of SBIC I LP, and require the prior approval of the SBA. During the year ended December 31, 2021, the Parent received cash distributions of $10.0 million from SBIC I LP. During the year ended December 31, 2021, the Parent also received return of capital distributions of $31.6 million related to the prepayment of debentures. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the year ended December 31, 2021, the Parent received $5.8 million in cash distributions from OFSCC-FS. At December 31,

2021, the Parent had $40.5 million of cash and cash equivalents available for general corporate activities, including approximately $12.4 million and $0 million held by SBIC I LP and OFSCC-FS, respectively, that was available for distribution to the Parent. The Parent may make unsecured loans to SBIC I LP, the aggregate of which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP at December 31, 2021.
Additionally, at December 31, 2021, we had unused an unused commitment of $25.0 million under our PWB Credit Facility, as well as an unused commitment of $50.0 million under the BNP Facility, both subject to borrowing base requirements and other covenants.
    As of December 31, 2021, the aggregate amount outstanding of the senior securities issued by us was $349.9 million, for which our asset coverage was 173%. The SBA debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. Based on fair values and equity capital at December 31, 2021, we could access all unused commitments under our credit facilities and remain in compliance with our asset coverage requirements.
As of March 1, 2022, we had cash on hand of approximately $9.8 million. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies, selectively deploy capital in new investment opportunities in this challenging environment and satisfy our long-term cash requirements.
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

	Years Ended December 31,
	2021	2020	2019
Cash from net investment income(1)	$15,111	$11,694	$18,293
Net (purchases and originations) repayments of portfolio investments(1)	(27,120)	68,931	(119,929)
Net cash provided by (used in) operating activities	(12,009)	80,625	(101,636)
Proceeds from issuance of the Unsecured Notes, net of discounts	175,506	24,250	52,270
Redemptions of Unsecured Notes	(177,850)	—	—
Distributions paid to stockholders	(12,071)	(11,365)	(17,949)
Net borrowings (repayments) under revolving line of credits	67,950	(24,400)	44,450
Repayment of SBA debentures	(35,350)	(44,610)	—
Payment of debt issuance costs and other financing costs	(836)	(239)	(1,860)
Net cash provided (used) by financing activities	17,349	(56,364)	76,911
Net increase (decrease) in cash	$5,340	$24,261	$(24,725)
(1) Net purchases and originations/repayments and sales of portfolio investments include purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable form investments purchased as reported in our statements of cash flows, as well as the excess of proceeds from distributions received from Structured Finance Notes over accretion of interest income on Structured Finance Notes. Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows. Certain amounts in the prior year have been reclassified to conform with the current year presentation.
Comparison of the years ended December 31, 2021 and 2020. At December 31, 2021, we held cash and cash equivalents of $43.0 million, an increase of $5.3 million from December 31, 2020.

Cash from net investment income. Cash from net investment income increased $3.4 million for the year ended December 31, 2021 compared to the prior year. The increase to cash from net investment income was principally due a $1.7 million increase in the recurring interest income resulting from a 42 basis point increase in the weighted average yield in our debt portfolio.
Net (purchases and originations) repayments of portfolio investments. During the year ended December 31, 2021, net purchases and repayments of portfolio investments decreased $96.1 million compared to the prior year, primarily due to an increase of $136.3 million in purchases of portfolio companies, offset by an increase of $44.2 million of principal payments, sale proceeds, and distributions from Structured Finance Notes.
Proceeds from issuance of the Unsecured Notes, net of expenses. During the year ended December 31, 2021, we issued $178.0 million in Unsecured Notes, with net proceeds of $175.5 million after deducting underwriting discounts, which was a increase of $151.3 million in Unsecured Note issuances compared to the prior year.
Cash distributions paid. Cash distributions increased $0.7 million for the year ended December 31, 2021 compared to the prior year, due to the increase in distributions declared of $0.05 per share from the prior year.
Net borrowings (repayments) under revolving line of credits. During the year ended December 31, 2021, net borrowings under revolving lines of credit increased $92.4 million compared to the prior year, primarily due to the increase in the BNP Facility’s outstanding balance from $31.5 million at December 31, 2020 to $100.0 million at December 31, 2021.
Payment of debt issuance costs and other financing costs. Payment of debt issuance costs increased $0.6 million for the year ended December 31, 2021 compared to the prior year, primarily due to the issuance of $178.0 million of Unsecured Notes.
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
Cash distributions paid. Cash distributions decreased $6.6 million for the year ended December 31, 2020 compared to the prior year, due to the decrease in distributions declared of $0.51 per share from the prior year.
Net borrowings (repayments) under revolving line of credits. During the year ended December 31, 2020, net borrowings under revolving lines of credit decreased $68.9 million compared to the prior year, primarily due to the sale of debt investments in response to the uncertainty surrounding the COVID-19 pandemic.
Payment of debt issuance costs and other financing costs. Payment of debt issuance costs decreased $1.6 million for the year ended December 31, 2020 compared to the prior year, primarily due to $1.3 million of costs associated with the closing of the BNP Facility in 2019.
Borrowings
SBA Debentures. SBIC I LP has a SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures. These debentures are non-recourse to us, and bear interest payable semi-annually. The following table shows our outstanding SBA debentures payable as of December 31, 2021 and 2020 (in thousands):

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	December 31, 2021	December 31, 2020
September 19, 2012	September 1, 2022	3.049%	$—	$14,000
September 24, 2014	September 1, 2024	3.370	—	2,765
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	4,000	22,585
SBA debentures outstanding			69,920	105,270
Unamortized debt issuance costs			(555)	(1,088)
SBA debentures outstanding, net of unamortized debt issuance costs			$69,365	$104,182
On a stand-alone basis, SBIC I LP held $195.5 million and $223.8 million in assets at December 31, 2021 and 2020, respectively, which accounted for approximately 34% and 46% of the Company’s total consolidated assets, respectively.
    As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to their scheduled maturity dates. As such, we are not making new investments through SBIC I LP, other than follow-on investments. During the year ended December 31, 2021, we made $4.6 million of follow-on investments in two portfolio companies. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis.
During the year ended December 31, 2021, SBIC I LP prepaid $35.4 million of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. We recognized losses on extinguishment of debt of $0.3 million related to the charge-off of deferred borrowing costs on the prepaid debentures.
The weighted-average fixed cash interest rate on the SBA debentures as of December 31, 2021 and 2020, was 2.89% and 2.98%, respectively.
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
At December 31, 2021, the BLA contained customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees, and a maximum debt/worth ratio. The BLA also contained customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2021, we were in compliance with the applicable covenants.
As of December 31, 2021, the terms of the PWB Credit Facility were as follows (amounts in thousands):

	Maximum Availability	Floor Rate	Interest Rate	Unused Fee	Maturity Date
PWB Credit Facility	$25,000	4.00%	Prime + 0.25%	0.50%	February 28, 2023
    As of December 31, 2021, availability under the PWB Credit Facility was $25.0 million, based on the stated advance rate of 50% under the borrowing base, and a $0 outstanding balance.

On February 17, 2021, we executed an amendment to the BLA with Pacific Western Bank. The amendment, among other things: (i) increased the maximum amount available under the PWB Credit Facility from $20.0 million to $25.0 million; (ii) decreased the interest rate floor from 5.25% per annum to 5.00% per annum; (iii) modified certain financial performance covenants; and (iv) extended the maturity date from February 28, 2021 to February 28, 2023.
On November 15, 2021, we executed an amendment to the BLA with Pacific Western Bank to decrease the interest rate floor from 5.0% to 4.0%, effective as of November 1, 2021.
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
    As of December 31, 2021, the BNP Facility had the following terms and balances (amounts in thousands):

	Principal	Unused Commitment	Effective Interest Rate(1)	Maturity	2021 Interest Expense(2)
BNP Facility	$100,000	$50,000	4.20%	June 20, 2024	$1,996
(1) The effective interest rate includes deferred debt issuance cost amortization and unused commitment fees.
(2) Interest expense includes deferred issuance costs amortization and unused commitment fees.
Unsecured Notes. The Unsecured Notes totaled $180.0 million and $177.9 million in aggregate principal debt at December 31, 2021 and 2020, respectively.
Issuances
On February 10, 2021, we closed the public offering of $100.0 million aggregate principal amount of our Unsecured Notes Due February 2026, and on March 18, 2021, we closed an additional public offering of $25.0 million aggregate principal amount of our Unsecured Notes Due February 2026. The total net proceeds to us from the Unsecured Notes Due February 2026, after deducting underwriting discounts and offering expenses of $3.9 million, was approximately $121.1 million.
On October 28, 2021 and November 1, 2021, we closed the public offering of $55.0 aggregate principal amount of our Unsecured Notes Due October 2028, which included a full exercise of the underwriters overallotment option. The total net proceeds to us, after deducting underwriting discounts and offering expenses of $1.4 million, was approximately $53.6 million.
Redemptions
On March 12, 2021, we redeemed all of our $50.0 million aggregate principal amount of Unsecured Notes Due April 2025 and $48.5 million aggregate principal amount of Unsecured Notes Due October 2025.
On November 1, 2021, we redeemed all of our $25.0 million aggregate principal amount of Unsecured Notes Due September 2023.
On November 22, 2021, we redeemed all of our $54.3 million aggregate principal amount of Unsecured Notes Due October 2026.
During the year ended December 31, 2021, we recognized a loss on extinguishment of $4.3 million related to the charge-off of deferred borrowing costs on the redemption of Unsecured Notes.
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

    As of December 31, 2021, the Unsecured Notes had the following terms and balances (amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate (1)	Effective Interest Rate (2) (%)	Maturity (3)
Unsecured Notes Due February 2026	$125,000	4.75%	5.38%	2/10/2026
Unsecured Notes Due October 2028	55,000	4.95%	5.29%	10/31/2028
Total	$180,000
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2021 was 4.81%.
(2) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(3) We may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at our option at par plus a "make-whole" premium, if applicable. We may redeem the Unsecured Notes Due October 2028 in whole or in part at any time, or from time to time, at our option on or after October 31, 2023.
The average dollar borrowings and average interest rate for all debt the years ended December 31, 2021, 2020 and 2019, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2021	$344,241	5.09%
December 31, 2020	347,229	5.42
December 31, 2019	307,826	4.99
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
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of Section 61(a)(2) of the 1940 Act and, as a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective May 3, 2019. See “Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we received the approval of our Board, we are subject to 150% Asset Coverage effective May 3, 2019.” Additionally, we received exemptive relief from the SEC effective November 26, 2013, which allows us to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations and Off-Balance Sheet Arrangements
At December 31, 2021, we had $43.0 million of cash and cash equivalents, as well as $25.0 million and $50.0 million of unfunded commitments under our PWB Credit Facility and BNP Facility, respectively, to meet our short-term contractual obligations. Long-term contractual obligations, such as our BNP Facility that matures in 2024 and has $100.0 million outstanding at December 31, 2021, can be repaid by selling OFSCC-FS portfolio investments that have a fair value of $170.1 million at December 31, 2021. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future.

At December 31, 2021, we have $69.9 million of outstanding SBA debentures that mature in 2025, which we may repay prior to their maturity dates by using proceeds from investment repayments. The SBIC I LP investment portfolio has a fair value of $183.5 million at December 31, 2021.
We have entered into contracts with affiliates under which we will incur material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $43.7 million of total unfunded commitments to fourteen portfolio companies at December 31, 2021.
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
Our Board maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. For the year ended December 31, 2021, approximately $0.42 per share, $0.00 per share, and $0.49 per share of the Company’s distributions represented ordinary income, long-term capital gain, and a return of capital to its stockholders, respectively.
For a detailed description of our distributions paid for the years ended December 31, 2021, 2020 and 2019, see "Item 8.–Financial Statements–Note 10."
Recent Developments
Appointment of New Director. On January 5, 2022, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, voted to appoint Ashwin Ranganathan as a Class III director of the Board, chair of the Compensation Committee, a member of the Audit Committee and a member of the Nominating and Corporate Governance Committee, to fill the vacancy created by the retirement of Marc I. Abrams on January 4, 2022. Mr. Ranganathan was appointed to serve as a member of the Board until the 2024 annual meeting of stockholders, or until his successor is duly elected and qualified. The Board and the Nominating and Corporate Governance Committee determined that Mr. Ranganathan is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company.
Declaration of a Distribution. On March 1, 2022, our Board declared a distribution of $0.28 per share for the first quarter of 2022, payable on March 31, 2022 to stockholders of record as of March 24, 2022.
Prepayment of SBA Debentures. On February 28, 2022, SBIC I LP prepaid $19.0 million of SBA debentures that were contractually due March 1, 2025 and September 1, 2025.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. The U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR decreased. In addition, in a prolonged low interest rate environment, our net interest margin will be compressed and adversely affect our operating results. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see “Part I - 1A. Risk Factors”.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by our Board based on independent third-party valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the year ended December 31, 2021 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. As of December 31, 2021, 92% of our debt investments bore interest at floating interest rates and 8% of our debt investments bore fixed interest rates, at fair value. The interest rates on our debt investments bearing floating interest rates have been based on a floating LIBOR, but will transition away from LIBOR to any one the various alternative reference rates, and typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2021, a substantial amount of our floating rate loans were based on a floating LIBOR rate, subject to a floor.
As of December 31, 2021, our outstanding SBA debentures and Unsecured Notes bore interest at a fixed rate. Our PWB Credit Facility and BNP Facility had floating interest rate provisions based on the Prime Rate and LIBOR, with effective interest rates of 4.22% and 4.20%, respectively.
    Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Assuming that the consolidated balance sheet as of December 31, 2021, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Basis point increase	Interest income	Interest expense (1)	Net change
25	$96	$(284)	$(188)
50	209	(537)	(328)
75	447	(791)	(344)
100	1,123	(1,044)	79
125	1,938	(1,298)	640

Basis point decrease	Interest income	Interest expense (1)	Net change
25	$(76)	$178	$102
50	(96)	178	82
75	(116)	178	62
100	(136)	178	42
125	(157)	178	21

(1) At December 31, 2021, our PWB Credit Facility had no outstanding balance, and therefore a decline in the Prime Rate would not impact interest expense. The BNP Facility does not contain an interest rate floor.
Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes as of December 31, 2021, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment portfolio and investment income may be affected by changes in various interest rates, including the transition away from LIBOR to any one the various alternative reference rates.

ITEM 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFS Capital Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of OFS Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2021, by correspondence with custodians, agents, or portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Evaluation of the fair value of Portfolio Company Investments using unobservable inputs
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company measures its investments at fair value. For those investments where the valuation is based on less observable or unobservable inputs, the Company’s determination of fair value requires more judgment. The majority of the Company’s investments are debt or equity investments in a portfolio company, excluding Structured Finance Notes, (collectively, Portfolio Company Investments), valued using unobservable inputs which the Company measures using either the income approach or market approach. As of December 31, 2021, the fair value of such investments was $366.3 million.
We identified the evaluation of the fair value of Portfolio Company Investments valued using unobservable inputs as a critical audit matter. In particular, assessing the discount rates used in the discounted cash flows valuation technique and the earnings metric multiples used in the market approach valuation technique required a high degree of subjective auditor judgment and the involvement of valuation professionals.
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
March 4, 2022

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	December 31,
	2021	2020
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $428,398 and $363,628 respectively)	$421,567	$328,665
Affiliate investments (amortized cost of $17,650 and $86,484, respectively)	72,584	102,846
Control investment (amortized cost of $11,264 and $10,911, respectively)	12,948	10,812
Total investments at fair value (amortized cost of $457,312 and $461,023, respectively)	507,099	442,323
Cash	43,048	37,708
Receivable for investments sold	14,893	—
Interest receivable	1,475	1,298
Prepaid expenses and other assets	2,533	2,484
Total assets	$569,048	$483,813

Liabilities
Revolving lines of credit	$100,000	$32,050
SBA debentures (net of deferred debt issuance costs of $555 and $1,088, respectively)	69,365	104,182
Unsecured Notes (net of discounts and deferred debt issuance costs of $4,554 and $4,897, respectively)	175,446	172,953
Interest payable	3,685	3,176
Payable to investment adviser and affiliates (Note 3)	6,217	3,252
Payable for investments purchased	8,788	8,411
Accrued professional fees	452	495
Other liabilities	1,351	338
Total liabilities	$365,304	$324,857

Commitments and contingencies (Note 6)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,422,413 and 13,409,559 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	134	134
Paid-in capital in excess of par	185,113	187,124
Total distributable earnings (accumulated losses)	18,497	(28,302)
Total net assets	$203,744	$158,956

Total liabilities and net assets	$569,048	$483,813

Number of shares outstanding	13,422,413	13,409,559
Net asset value per share	$15.18	$11.85

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Investment income
Interest income:
Non-control/non-affiliate investments	$37,350	$34,278	$37,934
Affiliate investments	3,686	7,549	10,723
Control investment	1,348	1,217	1,172
Total interest income	42,384	43,044	49,829
Dividend income:
Non-control/non-affiliate investments	888	—	—
Affiliate investments	1,143	955	1,311
Control investment	136	—	89
Total dividend income	2,167	955	1,400
Fee income:
Non-control/non-affiliate investments	2,485	945	1,029
Affiliate investments	653	465	221
Control investment	74	66	42
Total fee income	3,212	1,476	1,292
Total investment income	47,763	45,475	52,521

Expenses
Interest and financing expense	17,515	18,808	15,829
Management fees	7,669	7,605	8,271
Income Incentive Fee	2,352	2,025	4,760
Capital Gains Fee	1,916	—	—
Professional fees	1,670	1,993	1,814
Administration fees	1,758	1,855	1,747
Other expenses	1,433	1,335	1,002
Total expenses before Income Incentive Fee waiver	34,313	33,621	33,423
Income Incentive Fee waiver (Note 3)	—	(441)	—
Total expenses, net of Income Incentive Fee waiver	34,313	33,180	33,423
Net investment income	13,450	12,295	19,098

Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(27,114)	(10,021)	(3,900)
Net realized gain on affiliate investments	7,545	—	—
Income tax expense on net realized investment gains	(1,027)	—	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	38,551	(11,295)	(9,194)
Net unrealized appreciation on affiliate investments	28,153	12,633	5,376
Net unrealized appreciation (depreciation) on control investment	1,783	1,704	(1,411)
Deferred tax benefit (expense) on investments net unrealized appreciation/depreciation	114	275	(416)
Net gain (loss) on investments	48,005	(6,704)	(9,545)
Losses on extinguishment of debt	(4,591)	(820)	—
Loss on impairment of goodwill	—	(1,077)	—
Net increase in net assets resulting from operations	$56,864	$3,694	$9,553

Net investment income per common share - basic and diluted	$1.00	$0.92	$1.43
Net increase in net assets resulting from operations per common share - basic and diluted	$4.24	$0.28	$0.71
Distributions declared per common share	$0.91	$0.86	$1.36
Basic and diluted weighted average common shares outstanding	13,413,861	13,394,005	13,364,244

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (accumulated losses)	Total net assets
Balances at January 1, 2019	—	$—	13,357,337	$134	$187,540	$(12,651)	$175,023
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	19,098	19,098
Net realized losses on investments, net of taxes	—	—	—	—	—	(3,900)	(3,900)
Unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(5,645)	(5,645)
Tax reclassifications of permanent differences	—	—	—	—	(462)	462	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions, net of repurchases	—	—	19,499	—	227	—	227
Dividends declared	—	—	—	—	—	(18,176)	(18,176)
Net increase (decrease) for the year ended December 31, 2019	—	—	19,499	—	(235)	(8,161)	(8,396)
Balances at December 31, 2019	—	$—	13,376,836	$134	$187,305	$(20,812)	$166,627

Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	12,295	12,295
Net realized losses on investments, net of taxes	—	—	—	—	—	(10,022)	(10,022)
Unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	3,318	3,318
Loss on extinguishment of debt	—	—	—	—	—	(820)	(820)
Loss on impairment of goodwill	—	—	—	—	—	(1,077)	(1,077)
Tax reclassifications of permanent differences	—	—	—	—	(331)	331	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	32,723	—	150	—	150
Dividends declared	—	—	—	—	—	(11,515)	(11,515)
Net increase (decrease) for the year ended December 31, 2020	—	—	32,723	—	(181)	(7,490)	(7,671)
Balances at December 31, 2020	—	$—	13,409,559	$134	$187,124	$(28,302)	$158,956

Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	13,450	13,450
Net realized losses on investments, net of taxes	—	—	—	—	—	(20,596)	(20,596)
Unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	68,601	68,601
Loss on extinguishment of debt	—	—	—	—	—	(4,591)	(4,591)
Tax reclassifications of permanent differences	—	—	—	—	(2,142)	2,142	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	13,554	—	136	—	136
Dividends declared	—	—	—	—	—	(12,207)	(12,207)
Repurchase of common stock	—	—	(700)	—	(5)	—	(5)
Net increase for the year ended December 31, 2021	—	—	12,854	—	(2,011)	46,799	44,788
Balances at December 31, 2021	—	$—	13,422,413	$134	$185,113	$18,497	$203,744
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$56,864	$3,694	$9,553
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	19,568	10,022	3,900
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	(68,601)	(3,318)	5,645
Income tax expense from realized gains on investments	1,027	—	—
Losses on extinguishment of debt	4,591	820	—
Loss on impairment of goodwill	—	1,077	—
Amortization and write-off of deferred offering costs	1,969	1,690	1,332
Amortization of intangible asset	222	206	195
Amortization of Net Loan Fees	(2,442)	(1,640)	(1,424)
Amendment fees collected	265	106	177
Payment-in-kind interest and dividend income	(2,141)	(1,971)	(1,825)
Accretion of interest income on Structured Finance Notes	(9,861)	(5,877)	(2,861)
Purchase and origination of portfolio investments	(268,901)	(130,399)	(222,173)
Proceeds from principal payments on portfolio investments	200,713	129,580	60,883
Proceeds from sale or redemption of portfolio investments	52,789	70,771	35,033
Distributions received from Structured Finance Notes	12,656	6,709	3,076
Changes in operating assets and liabilities:
Interest receivable	(177)	2,051	(562)
Interest payable	509	(523)	714
Receivable for investments sold	(14,893)	—	—
Payable to investment adviser and affiliates	2,965	(854)	406
Payable for investments purchased	377	(1,853)	6,113
Other assets and liabilities	492	334	182
Net cash provided by (used in) operating activities	(12,009)	80,625	(101,636)
Cash flows from financing activities
Proceeds from offerings of Unsecured Notes, net of discounts	175,506	24,250	52,270
Redemptions of Unsecured Notes	(177,850)	—	—
Distributions paid to stockholders	(12,071)	(11,365)	(17,949)
Borrowings under revolving lines of credit	145,350	86,200	151,975
Repayments under revolving lines of credit	(77,400)	(110,600)	(107,525)
Repayments of SBA debentures	(35,350)	(44,610)	—
Payments of deferred debt issuance costs and other financing costs	(836)	(239)	(1,860)
Net cash provided by (used in) financing activities	17,349	(56,364)	76,911
Net increase (decrease) in cash	5,340	24,261	(24,725)
Cash — beginning of year	37,708	13,447	38,172
Cash — end of year	$43,048	$37,708	$13,447
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$15,037	$17,641	$13,754
Reinvestment of stockholder distributions	136	150	227
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
3rd Rock Gaming Holdings, LLC (6) (10)	Software Publishers
Senior Secured Loan		4.00%	N/A	3/13/2018	3/12/2023	$16,728	$14,358	$7,027	3.3%

AAdvantage Loyalty IP Ltd. and American Airlines, Inc. (14) (15) (22)	Scheduled Passenger Air Transportation
Senior Secured Loan		5.50%	(L +4.75%)	3/10/2021	4/20/2028	364	360	377	0.2

Aegion Corporation (15) (22)	Water and Sewer Line and Related Structures Construction
Senior Secured Loan		5.50%	(L +4.75%)	4/1/2021	5/17/2028	630	627	628	0.3

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		5.72%	(L +5.50%)	3/2/2021	2/10/2027	3,807	3,801	3,810	1.8

All Star Auto Lights, Inc. (4) (15)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.25%	(L +7.25%)	12/19/2019	8/20/2025	23,335	23,005	23,052	11.3

Autokiniton US Holdings, Inc. (14) (15)	Automotive Parts and Accessories Stores
Senior Secured Loan		5.00%	(L +4.50%)	3/26/2021	4/6/2028	2,696	2,688	2,704	1.3

Avison Young (15)	Nonresidential Property Managers
Senior Secured Loan		5.97%	(L +5.75%)	11/25/2021	1/31/2026	2,987	2,972	2,972	1.5

Ball Metalpack	Metal Can Manufacturing
Senior Secured Loan		9.75%	(L +8.75%)	6/8/2021	7/31/2026	2,167	2,143	2,167	1.1

Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		4.50%	(L +3.75%)	2/26/2021	3/6/2028	1,967	1,958	1,972	1.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.50%	(L +8.50%)	6/10/2021	6/11/2028	$4,962	$4,893	$5,061	2.5%
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +8.50%)	6/10/2021	6/11/2028	—	(124)	170	0.1
						4,962	4,769	5,231	2.6
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			703	29	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/30/2029	4,838	4,827	4,887	2.4

Corel Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.18%	(L +5.00%)	3/2/2021	7/2/2026	2,271	2,265	2,270	1.1

Creation Technologies (15) (22)	Bare Printed Circuit Board Manufacturing
Senior Secured Loan		6.00%	(L +5.50%)	9/24/2021	10/5/2028	2,000	1,985	1,977	1.0

DHX Media Ltd. (14) (15) (22)	Motion Picture and Video Production
Senior Secured Loan		5.00%	(L +4.25%)	3/19/2021	3/18/2028	3,974	3,929	3,970	1.9

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		3.36%	(L +3.25%)	11/19/2019	8/24/2026	1,955	1,957	918	0.5

DIRECTV Financing, LLC (14) (15)	Wired Telecommunications Carriers
Senior Secured Loan		5.75%	(L +5.00%)	7/22/2021	8/2/2027	4,395	4,388	4,405	2.2

Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (11)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	9,207	9,181	9,049	4.4
Common Equity (71,250 Class A units) (10)				7/13/2017			713	292	0.1
						9,207	9,894	9,341	4.5
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		8.60%	(L +8.50%)	4/8/2021	6/26/2026	3,000	2,653	2,954	1.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
EnergySolutions, LLC (14) (15)	Hazardous Waste Treatment and Disposal
Senior Secured Loan		4.75%	(L +3.75%)	7/8/2021	5/9/2025	$1,837	$1,833	$1,837	0.9%

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50%	N/A	12/31/2021	12/31/2025	6,424	6,424	6,424	3.2
Senior Secured Loan		10.00% PIK	N/A	12/31/2021	12/31/2026	6,424	6,424	4,645	2.3
Senior Secured Loan (Revolver) (5)		7.50%	N/A	11/29/2021	12/31/2025	563	563	563	0.3
Equity Participation Rights (23)				12/31/2021		—	4,722	—	—
						13,411	18,133	11,632	5.8
Excelin Home Health, LLC (4)	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	9/30/2025	4,250	4,182	4,250	2.1

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units) (10)				12/29/2017			450	77	—
Common Equity (40,984 Class B units) (10)				12/29/2017			50	3	—
							500	80	—
Honor HN Buyer Inc (15)	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		7.00%	(L +6.00%)	10/15/2021	10/15/2027	6,598	6,471	6,471	3.2
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +6.00%)	10/15/2021	10/15/2027	—	(40)	(40)	—
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.00%)	10/15/2021	10/15/2027	—	(15)	(15)	—
						6,598	6,416	6,416	3.2
Hunter Fan Company (14) (15)	Small Electrical Appliance Manufacturing
Senior Secured Loan		5.75%	(L +5.00%)	8/10/2021	5/8/2028	4,988	4,997	4,997	2.5

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00% cash / 1.00% PIK	(L +8.00%)	10/1/2018	10/1/2024	15,260	15,030	15,260	7.5
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +7.00%)	10/1/2018	10/1/2024	—	(13)	—	—
						15,260	15,017	15,260	7.5
Intouch Midco Inc. (15) (22)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		4.85%	(L +4.75%)	12/20/2019	8/24/2025	2,909	2,872	2,865	1.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Ivanti Software, Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.00%	(L +4.25%)	3/26/2021	12/1/2027	$2,985	$2,996	$2,993	1.5%

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		6.50%	(L +5.50%)	1/14/2021	11/15/2025	5,736	5,529	5,550	2.7

KNS Acquisition Corp. (14) (15)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		7.00%	(L +6.25%)	4/16/2021	4/21/2027	6,956	6,913	6,870	3.4

Kreg LLC (15)	Other Ambulatory Health Care Services
Senior Secured Loan		7.25%	(L +6.25%)	12/20/2021	12/20/2026	20,500	20,347	20,347	10.0
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.25%)	12/20/2021	12/20/2026	—	(17)	(17)	—
						20,500	20,330	20,330	10.0
LogMeIn, Inc. (14) (15)	Data Processing, Hosting, and Related Services
Senior Secured Loan		4.86%	(L +4.75%)	3/26/2021	8/31/2027	2,979	2,977	2,966	1.5

Magenta Buyer LLC (14) (15)	Software Publishers
Senior Secured Loan		5.75%	(L +5.00%)	7/28/2021	7/27/2028	4,850	4,836	4,845	2.4

McGraw Hill Global Education Holdings, LLC (14) (15)	All Other Publishers
Senior Secured Loan		4.85%	(L +4.75%)	4/1/2021	7/28/2028	2,310	2,288	2,303	1.1

Milrose Consultants, LLC (4)	Administrative Management and General Management Consulting Services
Senior Secured Loan (15)		7.50%	(L +6.50%)	7/16/2019	7/16/2025	22,364	22,364	22,024	10.8
Senior Secured Loan (Revolver)		7.50%	(L +6.50%)	7/16/2019	7/16/2025	634	626	610	0.3
						22,998	22,990	22,634	11.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Molded Devices, Inc. (15)	Other Industrial Machinery Manufacturing
Senior Secured Loan		8.25%	(Prime + 5.00%)	11/1/2021	11/1/2026	$8,069	$7,991	$7,991	3.9%
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(Prime + 5.00%)	11/1/2021	11/1/2026	—	(7)	(7)	—
Senior Secured Loan (Revolver) (5)		n/m (18)	(Prime + 5.00%)	11/1/2021	11/1/2026	—	(9)	(9)	—
						8,069	7,975	7,975	3.9
Odyssey Logistics and Technology Corporation (14) (15)	Freight Transportation Arrangement
Senior Secured Loan		5.00%	(L +4.00%)	4/5/2021	10/12/2024	1,985	1,960	1,970	1.0

One GI LLC (15)	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		7.75%	(L +6.75%)	12/13/2021	3/13/2022	5,515	5,403	5,403	2.7
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +6.75%)	12/13/2021	12/13/2023	—	(39)	(39)	—
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.75%)	12/13/2021	12/22/2025	—	(29)	(29)	—
						5,515	5,335	5,335	2.7
Parfums Holding Company, Inc. (14) (15)	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		4.10%	(L +4.00%)	6/25/2019	6/30/2024	1,534	1,533	1,531	0.8

Peraton Inc. (14) (15)	Management Consulting Services
Senior Secured Loan		4.50%	(L +3.75%)	4/2/2021	2/1/2028	835	836	837	0.4

PM Acquisition LLC (20)	All Other General Merchandise Stores
Common Equity (499 units) (10) (13)				9/30/2017			499	1,698	0.8

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.00% PIK	(L +9.75%)	3/23/2018	3/24/2025	5,367	5,344	5,378	2.6

Resource Label Group, LLC (14) (15)	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.00%	(L +4.25%)	7/2/2021	7/7/2028	694	692	694	0.3
Senior Secured Loan (Delayed Draw)		5.00%	(L +4.25%)	7/2/2021	7/2/2028	2,743	2,735	2,742	1.3
						3,437	3,427	3,436	1.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)				1/17/2018			$492	$794	0.4%

RSA Security (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		5.50%	(L +4.75%)	4/16/2021	4/27/2028	2,797	2,782	2,680	1.3
Senior Secured Loan		8.50%	(L +7.75%)	4/16/2021	4/27/2029	4,450	4,392	4,223	2.1
						7,247	7,174	6,903	3.4
RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	8/31/2021	8/31/2026	4,190	3,964	4,006	2.0
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +8.25%)	8/31/2021	2/23/2023	—	(18)	(79)	—
Warrants (warrants to purchase up to $600,000 in common stock)				8/31/2021	2/28/2023 (12)	—	200	274	0.1
						4,190	4,146	4,201	2.1
Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (2,248 Series A units)				9/4/2020			51	—	—
Preferred Equity (1,603 Series B units)				9/4/2020			160	12	—
Common Equity (269 units)				9/4/2020			3	—	—
							214	12	—
Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		4.25%	(L +3.50%)	3/25/2021	4/3/2028	1,840	1,823	1,794	0.9

SourceHOV Tax, Inc. (4)	Other Accounting Services
Senior Secured Loan		7.50%	(L +6.50%)	3/16/2020	3/16/2025	19,790	19,648	19,935	9.8
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.50%)	5/17/2021	3/17/2025	—	(15)	—	—
						19,790	19,633	19,935	9.8
Southern Technical Institute, LLC (4) (10)(23)	Colleges, Universities, and Professional Schools
Equity Participation Rights				6/27/2018			—	7,408	3.6

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.) (15)	Child Day Care Services
Senior Secured Loan		8.47%	(L +8.25%)	7/26/2018	7/30/2026	6,399	6,336	5,916	2.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.00%	(L +5.00%)	8/26/2019	8/26/2024	$9,775	$9,723	$9,775	4.8%
Senior Secured Loan		6.00%	(L +5.00%)	12/31/2020	8/26/2024	1,056	1,048	1,056	0.5
Senior Secured Loan		6.00%	(L +5.00%)	12/8/2021	8/26/2024	2,660	2,634	2,660	1.3
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +5.00%)	8/26/2019	8/26/2024	—	(4)	—	—
						13,491	13,401	13,491	6.6
SS Acquisition, LLC (15)	Sports and Recreation Instruction
Senior Secured Loan (8)		7.88%	(L +6.88%)	12/30/2021	12/30/2026	3,042	3,011	3,011	1.5
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +6.88%)	12/30/2021	12/30/2026	—	—	—	—
						3,042	3,011	3,011	1.5
Staples, Inc. (14) (15) (22)	Business to Business Electronic Markets
Senior Secured Loan		5.13%	(L +5.00%)	6/24/2019	4/16/2026	2,930	2,875	2,838	1.4

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,071	9,073	4.5

Teneo Global LLC (14) (15)	Management Consulting Services
Senior Secured Loan		6.25%	(L +5.25%)	9/10/2021	7/11/2025	1,421	1,415	1,427	0.7

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		8.00%	(L +7.00%)	12/21/2021	12/22/2024	16,333	16,333	16,382	8.0
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +7.00%)	12/21/2021		—	(46)	14	—
						16,333	16,287	16,396	8.0
Thryv, Inc. (14) (15)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	2,050	2,004	2,085	1.0

Tolemar Acquisition, INC. (15)	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		7.00%	(L +6.00%)	10/14/2021	10/14/2026	14,889	14,818	14,818	7.3
Senior Secured Loan (Revolver) (5)		7.00%	(L +6.00%)	10/14/2021	10/14/2026	360	348	348	0.2
						15,249	15,166	15,166	7.5
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		9.25%	(L +8.50%)	5/13/2021	11/2/2028	4,500	4,630	4,590	2.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			$9	$17	—%
Warrants (29,374 units)				7/26/2012	3/5/2022 (12)		82	8	—
							91	25	—
West Corporation (14) (15)	All Other Telecommunications
Senior Secured Loan		4.50%	(L +3.50%)	2/26/2021	10/10/2024	887	874	838	0.4
Senior Secured Loan		5.00%	(L +4.00%)	7/29/2021	10/10/2024	2,611	2,555	2,485	1.2
						3,498	3,429	3,323	1.6
Yahoo / Verizon Media (14) (15)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		6.25%	(L +5.50%)	7/21/2021	9/1/2027	3,294	3,249	3,299	1.6

Total Debt and Equity Investments						$350,939	$353,447	$346,366	170.1%

Structured Finance Note Investments (22)
Subordinated Notes and Mezzanine Debt (9) (16)
Apex Credit CLO 2020 (7)
Subordinated Notes		10.20%		11/16/2020	10/20/2031	$11,080	$9,297	$9,090	4.5%

Apex Credit CLO 2021 Ltd (7)
Subordinated Notes		14.53%		5/28/2021	7/18/2034	8,630	7,797	7,442	3.7

Dryden 53 CLO, LTD. (7)
Subordinated Notes - Income		23.72%		10/26/2020	1/15/2031	2,700	1,611	1,672	0.8
Subordinated Notes		23.69%		10/26/2020	1/15/2031	2,159	1,289	1,337	0.7
						4,859	2,900	3,009	1.5
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		15.73%		9/27/2019	10/20/2032	2,750	2,119	2,374	1.2

Elevation CLO 2017-7, Ltd. (7)
Subordinated Notes		11.96%		2/6/2019	7/15/2030	10,000	6,137	5,357	2.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Flatiron CLO 18, Ltd. (7)
Subordinated Notes		19.09%		1/2/2019	4/17/2031	$9,680	$6,942	$7,331	3.6%

Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		24.21%		1/8/2020	7/27/2047	10,000	6,370	7,211	3.5

Madison Park Funding XXIX, Ltd. (7)
Subordinated Notes		15.88%		12/22/2020	10/18/2047	9,500	6,899	7,001	3.4

Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		10.92%	(L +8.85%)	8/7/2020	8/20/2031	1,000	949	996	0.5

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		17.69%		1/23/2020	10/20/2030	7,000	4,733	4,845	2.4

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine bond - Class E		8.63%	(L +7.30%)	1/26/2021	1/20/2034	1,000	974	988	0.5

Redding Ridge 4 (7)
Subordinated Notes		18.02		3/4/2021	4/15/2030	1,300	1,104	1,106	0.5

Regatta II Funding
Mezzanine bond - Class DR2		13.42%	(L +6.95%)	6/5/2020	1/15/2029	800	737	795	0.4

THL Credit Wind River 2019‐3 CLO Ltd. (7)
Subordinated Notes		13.09%		4/5/2019	4/15/2031	7,000	5,710	5,231	2.6

Trinitas CLO VIII (7)

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Subordinated Notes		21.34%		3/4/2021	7/20/2117	$5,200	$3,128	$3,229	1.6%

Wellfleet CLO 2018-2 (7)
Subordinated Notes		19.74%		3/4/2021	10/20/2031	1,000	655	696	0.3

Total Subordinated Notes and Mezzanine Debt Investments						$90,799	$66,451	$66,701	32.8%

Loan Accumulation Facility (17) (22)
Apex Credit CLO 2021-II Ltd
Loan accumulation facility		13.50%		7/14/2021	7/14/2022	$8,500	$8,500	$8,500	4.2%

Total Structured Finance Notes						$99,299	$74,951	$75,201	37.0%

Total Non-control/Non-affiliate Investments						$450,238	$428,398	$421,567	207.1%

Affiliate Investments
Contract Datascan Holdings, Inc. (4) (10) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK				8/5/2015			$5,849	$2,748	1.3%
Common Equity (11,273 shares)				6/28/2016			104	25	—
							5,953	2,773	1.3
DRS Imaging Services, LLC (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,289	0.6

Master Cutlery, LLC (4) (10)(20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00% (11)	N/A	4/17/2015	7/20/2022	7,563	4,696	699	0.3
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						7,563	8,179	699	0.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			$217	$65,740	32.3%

TalentSmart Holdings, LLC (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares) (10) (13)				10/11/2019			1,595	1,095	0.5

TRS Services, LLC (4) (10) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			—	988	0.5
Common Equity (3,000,000 units)				12/10/2014			572	—	—
							572	988	0.5

Total Affiliate Investments						$7,563	$17,650	$72,584	35.5%

Control Investment
MTE Holding Corp. (4) (19)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		11.00% cash / 5.00% PIK	(L +15.00%)	11/25/2015	4/30/2022	$8,195	$8,195	$8,195	4.0%
Common Equity (554 shares)				11/25/2015			3,069	4,753	2.3
						8,195	11,264	12,948	6.3
Total Control Investment						$8,195	$11,264	$12,948	6.3%

Total Investments						$465,995	$457,312	$507,099	248.9%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), generally between 0.75% and 1.00% at December 31, 2021, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $316,558 include LIBOR reference rate floor provisions of generally 0.75% to 1.00% at December 31, 2021, the reference rates on such instruments were generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2021. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)
(4)Investments (or portion thereof) held by SBIC I LP. These assets are pledged as collateral of the SBA debentures and cannot be pledged under any debt obligation of the Company.
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of December 31, 2021, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)CLO subordinated debt positions are entitled to recurring distributions generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2021:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	7.88%	7.50%	0.38%
(9)The rate disclosed is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amount and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2021:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
(12)Represents expiration date of the warrants.
(13)All or portion of investment held by a wholly owned subsidiary subject to income tax.
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
(17)Loan accumulation facilities are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. Reported yields represent the realized yield since acquisition. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing. As of December 31, 2021, the fair value of loan accumulation facilities were determined by reference to Transaction Price.
(18)Not meaningful as there is no outstanding balance on the revolver or delayed draw loan. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company holds at least one seat on the portfolio company’s board of directors.
(20)The Company has an observer seat on the portfolio company’s board of directors.
(21)Portfolio company at fair value represents greater than 5% of total assets at December 31, 2021.
(22)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2021, approximately 85% of the Company's assets were qualifying assets.
(23)Equity participation rights issued by unaffiliated third party fully covered with underlying positions in the portfolio company.

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	$6,055	$6,059	$5,994	3.8%

Pike Corp. (14) (15)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		3.14%	(L +3.00%)	9/17/2020	7/24/2026	469	469	469	0.3

PM Acquisition LLC (20)	All Other General Merchandise Stores
Senior Secured Loan		11.50% cash / 2.50% PIK	N/A	9/30/2017	10/29/2021	4,780	4,753	4,780	3.0
Common Equity (499 units) (10) (13)				9/30/2017			499	280	0.2
						4,780	5,252	5,060	3.2
Quest Software US Holdings Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		4.46%	(L +4.25%)	6/25/2019	5/16/2025	1,970	1,955	1,942	1.2

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		9.50%	(L +8.50%)	6/7/2017	11/26/2023	4,821	4,789	4,812	3.0

Rocket Software, Inc. (15)	Software Publishers
Senior Secured Loan		8.46%	(L +8.25%)	11/20/2018	11/28/2026	6,275	6,190	6,241	3.9

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (254,110 Class A units)				1/17/2018			492	605	0.4

Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (2,248 Series A units)				9/4/2020			51	47	—
Preferred Equity (1,603 Series B units)				9/4/2020			160	160	0.1
Common Equity (269 units)				9/4/2020			3	3	—
							214	210	0.1
SkyMiles IP Ltd. and Delta Air Lines, Inc. (14) (15) (23)	Scheduled Passenger Air Transportation
Senior Secured Loan		4.75	(L +3.75%)	9/15/2020	10/20/2027	500	495	520	0.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SourceHOV Tax, Inc. (4) (8)	Other Accounting Services
Senior Secured Loan		7.61	(L +6.11%)	3/16/2020	3/16/2025	$19,892	$19,742	$19,988	12.6

Southern Technical Institute, LLC (4) (10) (22)	Colleges, Universities, and Professional Schools
Equity participation rights				6/27/2018			—	4,295	2.7

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.)	Child Day Care Services
Senior Secured Loan		8.50%	(L +8.25%)	7/26/2018	7/30/2026	5,216	5,178	4,656	2.9

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.00%	(L +5.00%)	8/26/2019	8/26/2024	9,875	9,803	9,647	6.1
Senior Secured Loan		6.25%	(L +5.25%)	12/31/2020	8/26/2024	1,067	1,056	1,042	0.7
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +5.00%)	8/26/2019	8/26/2024	—	(5)	15	—
						10,942	10,854	10,704	6.8
Stancor, L.P. (4)	Pump and Pumping Equipment Manufacturing
Preferred Equity (1,250,000 Class A units), 8% PIK (10)				8/19/2014			1,501	1,281	0.8

Staples, Inc. (14) (15) (23)	Business to Business Electronic Markets
Senior Secured Loan		5.21%	(L +5.00%)	6/24/2019	4/16/2026	2,960	2,891	2,875	1.8

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (14) (15)		5.25%	(L +4.25%)	5/16/2018	12/11/2024	625	626	601	0.4
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,070	8,578	5.4
						9,698	9,696	9,179	5.8
Sunshine Luxembourg VII SARL (14) (15)	Pharmaceutical Preparation Manufacturing
Senior Secured Loan		5.00%	(L +4.00%)	11/20/2019	9/25/2026	1,980	1,988	1,992	1.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Tank Holding Corp. (15)	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan (14)		5.50%	(L +4.00%)	6/24/2019	3/26/2026	$1,975	$1,981	$1,942	1.2%
Senior Secured Loan		3.40%	(L +3.25%)	12/18/2020	3/26/2026	896	882	882	0.6
						2,871	2,863	2,824	1.8
The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	7/18/2019	12/22/2022	7,000	6,973	6,647	4.2
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/31/2021	2,333	2,329	2,216	1.4
Senior Secured Loan		8.00%	(L +7.00%)	7/20/2018	12/31/2021	4,667	4,665	4,463	2.8
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/22/2022	7,000	7,000	6,647	4.2
						21,000	20,967	19,973	12.6
Truck Hero, Inc. (15)	Truck Trailer Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	5/30/2017	4/21/2025	8,174	8,118	8,174	5.1

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			9	26	—
Warrants (29,374 units)				7/26/2012	3/5/2022 (12)		82	12	—
							91	38	—
United Natural Foods (14) (15) (23)	General Line Grocery Merchant Wholesalers
Senior Secured Loan		4.40%	(L +4.25%)	6/9/2020	10/22/2025	286	275	284	0.2

Wastebuilt Environmental Solutions, LLC (4)	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.25%	(L +8.75%)	10/11/2018	10/11/2024	7,000	6,908	5,476	3.4

Weight Watchers International, Inc. (14) (15) (23)	Diet and Weight Reducing Centers
Senior Secured Loan		5.50%	(L +4.75%)	6/10/2020	11/29/2024	477	477	479	0.3

Xperi (14) (15) (23)	Semiconductor and Related Device Manufacturing
Senior Secured Loan		4.15%	(L +4.00%)	6/1/2020	6/1/2025	433	399	434	0.3

Total Debt and Equity Investments						$306,683	$307,768	$272,240	171.3%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2020
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Structured Finance Note Investments (23)
Apex Credit CLO 2020 (7)
Subordinated Notes		14.16% (9)		11/16/2020	11/19/2031 (17)	$11,080	$9,461 (16)	$10,006	6.3%

Dryden 53 CLO, LTD. (7)
Subordinated Notes - Income		16.68% (9)		10/26/2020	1/15/2031 (17)	2,700	1,779	1,967	1.2
Subordinated Notes		16.68% (9)		10/26/2020	1/15/2031 (17)	2,159	1,423 (16)	1,573	1.0
						4,859	3,202	3,540	2.2
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		18.68% (9)		9/27/2019	10/20/2032 (17)	2,750	2,282 (16)	2,235	1.4

Elevation CLO 2017-7, Ltd. (7)
Subordinated Notes		12.32% (9)		2/6/2019	7/15/2030 (17)	10,000	6,955 (16)	6,226	3.9

Flatiron CLO 18, Ltd. (7)
Subordinated Notes		20.73% (9)		1/2/2019	4/17/2031 (17)	9,680	7,265 (16)	7,702	4.8

Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		21.99% (9)		1/8/2020	7/27/2047 (17)	10,000	6,654 (16)	7,129	4.5

Madison Park Funding XXIX, Ltd. (7)
Subordinated Notes		14.22% (9)		12/22/2020	10/18/2047 (17)	9,500	7,529 (16)	7,569	4.8

Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		9.08%	(L +8.85%)	8/7/2020	8/20/2031 (17)	863	802	838	0.5

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		20.81% (9)		1/23/2020	10/20/2030 (17)	7,000	5,173 (16)	5,493	3.5

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
(2)Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), generally between 0.75% and 1.0% at December 31, 2021, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $328,736 include LIBOR reference rate floor provisions of generally 0.75% to 1.0% at December 31, 2021, the reference rates on such instruments were generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2021. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)Investments (or portion thereof) held by SBIC I LP. These assets are pledged as collateral of the SBA debentures and cannot be pledged under any debt obligation of the Company.
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of December 31, 2021, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)CLO subordinated debt positions are entitled to recurring distributions generally equal to the residual cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.
(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2021:

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2020
(Dollar amounts in thousands)
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2021:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Community Intervention Services, Inc.	Subordinated Loan	0% or 6.00%	13.00% or 7.00%	6.00%
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	13.00% to 0%	13.00%
(12)Represents expiration date of the warrants.
(13)All or portion of investment held by a wholly owned subsidiary subject to income tax.
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
(22)Equity participation rights issued by unaffiliated third party fully covered with underlying positions in the portfolio company.
(23)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2020, approximately 87% of the Company's assets were qualifying assets.

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
The Company’s investment objective is to provide stockholders with both current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. In addition, the Company may invest in collateralized loan obligation (“CLO”) mezzanine debt, CLO subordinated debt and loan accumulation facility positions (collectively referred to as “Structured Finance Notes”). OFS Capital Management, LLC (“OFS Advisor”), a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), a wholly owned subsidiary of Orchard First Source Asset Management, LLC, and a full-service provider of capital and leveraged finance solutions to U.S. Corporations (“OFSAM”), manages the day-to-day operations of, and provides investment advisory services to, the Company.
OFS Advisor also serves as the investment adviser for Hancock Park Corporate Income, Inc. (“HPCI”), a Maryland corporation and a BDC. HPCI’s investment objective is similar to that of the Company. OFS Advisor also serves as the investment adviser for OFS Credit Company, Inc. (“OCCI”), a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in CLO debt and subordinated securities. Additionally, OFS Advisor serves as the collateral manager to CLOs and sub-advisor to investment companies manged by an affiliate.
The Company may make follow-on investments in current portfolio companies held through OFS SBIC I LP (“SBIC LP”), its wholly owned and consolidated investment company subsidiary licensed under the U.S. Small Business Administration's (“SBA”) small business investment company program (“SBIC Program”). The SBIC Program is designed to stimulate the flow of capital into eligible businesses. SBIC I LP is subject to SBA regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its “regulatory capital” in “eligible smaller businesses”, as defined under the Small Business Investment Act of 1958, as amended (“SBIC Act”), limitations on the financing terms of investments, and capitalization thresholds that may limit distributions to the Company; and is subject to periodic audits and examinations of its financial statements.
The Company may also make investments through OFSCC-FS, LLC (“OFSCC-FS”), a wholly owned and consolidated special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments; and through OFSCC-MB, Inc. (“OFSCC-MB”), a wholly owned and consolidated subsidiary taxed under subchapter C of the Code, that generally holds the equity investments of the Company that are taxed as pass-through entities.

Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including ASC Topic 946, Financial Services-Investment Companies, and the reporting requirements for Form 10-K, the 1940 Act, and Articles 6 and 12 of Regulation S-X. The consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP.
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
Significant Subsidiaries: The Company evaluates the issuers of its Control Investments for significance in accordance with Rules 3-09 and 4-08(g) of Regulation S-X. No issuers of Control Investments were considered a significant subsidiary under these rules as of or for the years ended December 31, 2021, 2020 and 2019.
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
Cash: The Company’s cash balances are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and at times, such balances may be in excess of the FDIC insurance limits. Cash includes $43,048 and $37,708 held in US Bank N.A. and Citibank N.A. money market deposit accounts as of December 31, 2021 and 2020, respectively. In addition, the Company's use of cash held by SBIC I LP is limited by SBA regulation, including, but not limited to, investment in eligible portfolio companies and general corporate purposes; distributions by SBIC I LP subject to a statutory measure of undistributed accumulated earnings.
Revenue recognition:
Interest income: Interest income is recognized on an accrual basis and reported as an interest receivable until collected. Interest income is accrued daily based on the outstanding principal amount on the consolidated statements of assets and liabilities and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash. Recognition of PIK interest includes assessments of collectibility. The Company discontinues accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected.
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
Interest income - Structured Finance Notes: Structured Finance Notes includes CLO mezzanine debt, CLO subordinated debt and loan accumulation facility positions. Interest income from investments in CLO mezzanine debt and CLO subordinated debt positions is recognized on the basis of the estimated effective yield to expected redemptions utilizing assumed cash flows in accordance with ASC Sub-topic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows, and the accretable yields are determined and updated periodically. Expected cash flows inherent in the Company's estimates of accretable yields are based on expectations of defaults and loss-on-default severity, as well as other loan-performance assumptions, impacting the loans in the underlying CLO portfolios. These estimated cash flows are subject to a reasonable possibility of near-term change as economic and credit market conditions—including the transition away from LIBOR to any one the various alternative reference rates, including SOFR— become known, and the effect of these changes could be material.
Recognition of interest income on our loan accumulation facilities generally take the form of mandatorily redeemable instruments that mature upon the earlier of closing of the CLO securitization or stated expiration date of the instrument. Interest income is recognized on an accrual basis as earned in accordance with the settlement terms of the instrument.
Dividend income: Dividend income on common equity securities in limited liability companies, partnerships and other private entities, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity investments is accrued daily based on the contractual terms of the preferred equity investment. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Non-cash dividends payable in additional preferred securities or contractually earned but not declared ("PIK dividends") and are recorded as an adjustment to the cost basis of the investment. Distributions in excess of the accumulated net income of the underlying portfolio company are recorded as a reduction in the cost of the common or preferred stock investment.
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
Investment Transactions and net realized and unrealized gain or loss on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the statement of assets and liabilities date are included in receivable for investments sold and payable for investments purchased. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment. Investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Non-accrual loans: Management reviews all loans that become past due on principal and interest, or when there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, for placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest is credited to income and is reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. See Note 4 for further information on loans on non-accrual status as of December 31, 2021 and December 31, 2020.

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
The Company may utilize OFSCC-MB when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. OFSCC-MB is an investment company under GAAP, is consolidated in the Company’s GAAP financial statements, and may incur current and deferred federal and state income tax expenses or benefits with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by OFSCC-MB, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense from OFSCC-MB related to net investment income is included in general and administrative expenses, and the federal and state income tax from net investment gains, which includes taxes on realized gains upon the sale of the investment as well as deferred taxes or benefits on unrealized gains/losses, are included in net realized and unrealized gain (loss) on investments in the statements of operations. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2021, 2020 and 2019. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities except for deferred debt issuance costs associated with the Company’s line of credit arrangements, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2021 and 2020, were $671 and $1,015, respectively. Deferred debt issuance costs are amortized to interest expense over the term of the related debt.
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
Intangible asset: On December 4, 2013, in connection with the SBIC Acquisition, the Company recorded an intangible asset of $2,500 attributable to the SBIC license. The Company amortizes this intangible asset on a straight-line basis over its estimated useful life, initially 154 months ending September 30, 2026. The Company changed its estimate on the useful life to terminate on December 31, 2025. The Company recognized amortization of $222 and $206 for the years ended December 31, 2021 and 2020, respectively.
The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The carrying value of the intangible asset, net of accumulated amortization, was $886 and $1,108 at December 31, 2021 and 2020, respectively, is included in prepaid expenses and other assets in the consolidated statements of assets and liabilities.
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
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an agreement dated November 7, 2012 (“Investment Advisory Agreement”). The Investment Advisory Agreement was most recently re-approved on April 1, 2021. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
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
On June 11, 2019, OFS Advisor agreed to reduce the portion of its base management fee attributable to the portion of the assets held by the Company through OFSCC-FS (“OFSCC-FS Assets”) that caused the Company’s asset coverage ratio to fall below 200%. Specifically, under the reduction, the Company was required to pay 0.25% per quarter (1.00% annualized) on the average value of the portion of the OFSCC-FS Assets, at the end of the two most recently completed calendar quarters, that were financed using leverage and caused the Company’s statutory asset coverage ratio to fall below 200%. When calculating its statutory asset coverage ratio, the Company excludes its SBA guaranteed debentures from its total outstanding senior securities as permitted pursuant to exemptive relief granted by the SEC dated November 26, 2013.
Additionally, effective from January 1, 2020, January 1, 2021 and January 1, 2022 through December 31, 2022, OFS Advisor agreed to continue the reduced base management fee attributable to all of the OFSCC-FS Assets, excluding cash commencing January 1, 2022, but without regard to the Company’s asset coverage. The agreement reduced the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets, excluding cash as of January 1, 2022, at

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. This agreement was renewed for the 2022 calendar year on February 4, 2022.
The incentive fee has two parts. The first part of the incentive fee ("Income Incentive Fee") is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on December 31, 2012, and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses, losses on extinguishment of debt, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee; provided that the incentive fee determined as of December 31, 2012, was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period beginning on the date of the Company’s election to be a BDC and ending December 31, 2012.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred until, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of December 31, 2021, payable to investment adviser and affiliates on the consolidated statements of assets and liabilities includes a Capital Gains Fee of $1,916 which is deferred.
On May 4, 2020, OFS Advisor agreed to irrevocably waive the receipt of $441 in Income Incentive Fees (based on net investment income) related to net investment income, that it would otherwise be entitled to receive under the Investment Advisory Agreement for the three months ended March 31, 2020. As a result of the voluntary fee waiver, the Company incurred Income Incentive Fee expense of $442 for the three months ended March 31, 2020, which is equal to half the Income Incentive

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Fee expense the Company would have incurred for the three months ended March 31, 2020. The voluntary fee waiver did not include a Capital Gains Fee, which was $0 for the three months ended March 31, 2020.
License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has agreed to grant the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an Administration Agreement. The Administration Agreement was most recently re-approved by the Board on April 1, 2021. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Equity Ownership: As of December 31, 2021, affiliates of OFS Advisor held 3,037,349 shares of common stock, which is approximately 23% of the Company's outstanding shares of common stock.
Distributions paid to affiliates and expenses recognized under agreements with OFS Advisor and OFS Services for the years ended December 31, 2021, 2020 and 2019 are presented below:

	December 31,
	2021	2020	2019
Base management fees	$7,669	$7,605	$8,271
Incentive fees:
Income Incentive Fee	2,352	2,025	4,760
Income Incentive Fee waiver	—	(441)	—
Capital Gains Fee(1)	1,916	—	—
Administration fees	1,758	1,855	1,747
Distributions paid to affiliates	2,764	2,553	4,007
(1) As of December 31, 2021, the Capital Gains Fee of $1,916 is deferred, and not due to the Advisor, until the close of the year in which such gains are realized.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4. Investments
As of December 31, 2021, the Company had loans to 58 portfolio companies, of which 95% were senior secured loans and 5% were subordinated loans, at fair value, as well as equity investments in 5 of these portfolio companies. The Company also held an equity investment in 12 portfolio companies in which it did not hold a debt investment, as well as 17 investments in Structured Finance Notes. At December 31, 2021, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$336,132	73.3%	165.0%	$326,704	64.9%	160.4%
Subordinated debt investments	22,071	4.8	10.8	17,943	3.5	8.8
Preferred equity	9,552	2.1	4.7	3,765	0.7	1.8
Common equity, warrants and other	14,606	3.2	7.2	83,486	16.5	41.0
Total debt and equity investments	$382,361	83.4%	187.7%	$431,898	85.6%	212.0%
Structured Finance Notes	74,951	16.6	36.8	75,201	14.4	36.9
Total	$457,312	100.0%	224.5%	$507,099	100.0%	248.9%
At December 31, 2021, the Company had two loans (Master Cutlery, LLC and 3rd Rock Gaming Holdings, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $19,054 and $7,726, respectively.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. As of December 31, 2021 and 2020, the Company's investment portfolio was domiciled as follows:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States of America	$378,823	$428,321	$399,278	$380,004
Canada	12,038	12,077	1,921	1,905
Cayman Islands[1]	66,451	66,701	55,860	56,425
Luxembourg	—	—	1,976	1,997
Switzerland	—	—	1,988	1,992
Total investments	$457,312	$507,099	$461,023	$442,323
(1) Cayman Island investments represent subordinated notes and mezzanine debt securities held by the Company. These investments generally hold underling portfolios of investments in United States domiciled companies.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2021, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$12	—%	—%
Hazardous Waste Treatment and Disposal	1,833	0.4	0.9	1,837	0.4	0.9
Landscaping Services	4,630	1.0	2.3	4,590	0.9	2.3
Security Systems Services (except Locksmiths)	4,827	1.1	2.4	4,887	1.0	2.4
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	16,287	3.6	8.0	16,396	3.2	8.0
Construction
Electrical Contractors and Other Wiring Installation Contractors	18,132	4.0	8.9	11,632	2.3	5.7
New Single-Family Housing Construction (except For-Sale Builders)	1,823	0.4	0.9	1,794	0.4	0.9
Plumbing, Heating, and Air-Conditioning Contractors	5,344	1.2	2.6	5,378	1.1	2.6
Water and Sewer Line and Related Structures Construction	627	0.1	0.3	628	0.1	0.3
Education Services
Colleges, Universities, and Professional Schools	—	—	—	7,408	1.5	3.6
Professional and Management Development Training	1,595	0.3	0.8	1,095	0.2	0.5
Sports and Recreation Instruction	3,011	0.7	1.5	3,011	0.6	1.5
Health Care and Social Assistance
Child Day Care Services	6,336	1.4	3.1	5,916	1.2	2.9
Home Health Care Services	4,182	0.9	2.1	4,250	0.8	2.1
Medical Laboratories	92	—	—	25	—	—
Offices of Physicians, Mental Health Specialists	13,402	2.9	6.6	13,491	2.7	6.6
Other Ambulatory Health Care Services	20,331	4.4	10.0	20,331	4.0	10.0
Outpatient Mental Health and Substance Abuse Centers	4,770	1.0	2.3	5,231	1.0	2.6
Services for the Elderly and Persons with Disabilities	6,416	1.4	3.1	6,416	1.3	3.1
Information
All Other Publishers	2,288	0.5	1.1	2,303	0.5	1.1
All Other Telecommunications	3,429	0.7	1.7	3,323	0.7	1.6
Cable and Other Subscription Programming	3,801	0.8	1.9	3,810	0.8	1.9
Data Processing, Hosting, and Related Services	4,112	0.9	2.0	4,255	0.8	2.1
Directory and Mailing List Publishers	2,004	0.4	1.0	2,085	0.4	1.0
Internet Publishing and Broadcasting and Web Search Portals	3,249	0.7	1.6	3,299	0.7	1.6
Motion Picture and Video Production	3,929	0.9	1.9	3,970	0.8	1.9
Software Publishers	24,948	5.5	12.2	17,929	3.5	8.8

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Television Broadcasting	$1,957	0.4%	1.0%	$918	0.2%	0.5%
Wired Telecommunications Carriers	4,388	1.0	2.2	4,405	0.9	2.2
Management of Companies and Enterprises
Offices of Other Holding Companies	5,336	1.2	2.6	5,336	1.1	2.6
Manufacturing
Bare Printed Circuit Board Manufacturing	1,985	0.4	1.0	1,977	0.4	1.0
Commercial Printing (except Screen and Books)	3,427	0.7	1.7	3,436	0.7	1.7
Current-Carrying Wiring Device Manufacturing	2,653	0.6	1.3	2,954	0.6	1.4
Motorcycle, Bicycle, and Parts Manufacturing	15,166	3.3	7.4	15,166	3.0	7.4
Metal Can Manufacturing	2,143	0.5	1.1	2,167	0.4	1.1
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.2	80	—	—
Other Industrial Machinery Manufacturing	12,121	2.7	5.9	12,176	2.4	6.0
Pharmaceutical Preparation Manufacturing	217	—	0.1	65,740	13.0	32.3
Small Electrical Appliance Manufacturing	4,997	1.1	2.5	4,997	1.0	2.5
Travel Trailer and Camper Manufacturing	11,264	2.5	5.5	12,948	2.6	6.4
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	988	0.2	0.5
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	22,990	5.0	11.3	22,634	4.5	11.1
All Other Professional, Scientific, and Technical Services	2,872	0.6	1.4	2,865	0.6	1.4
Management Consulting Services	2,251	0.5	1.1	2,264	0.4	1.1
Other Accounting Services	19,631	4.3	9.6	19,927	3.9	9.8
Other Computer Related Services	15,017	3.3	7.4	15,260	3.0	7.5
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.3	29	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	2,972	0.6	1.5	2,972	0.6	1.5
Office Machinery and Equipment Rental and Leasing	5,952	1.3	2.9	2,774	0.5	1.4
Retail Trade
Automotive Parts and Accessories Stores	2,688	0.6	1.3	2,704	0.5	1.3
Cosmetics, Beauty Supplies, and Perfume Stores	1,533	0.3	0.8	1,531	0.3	0.8
Electronic Shopping and Mail-Order Houses	6,913	1.5	3.4	6,870	1.4	3.4
Shoe Store	9,893	2.2	4.9	9,342	1.8	4.6
Sporting Goods Stores	1,958	0.4	1.0	1,972	0.4	1.0
All Other General Merchandise Stores	499	0.1	0.2	1,698	0.3	0.8

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Transportation and Warehousing
Freight Transportation Arrangement	$1,960	0.4%	1.0%	$1,970	0.4%	1.0%
Scheduled Passenger Air Transportation	360	0.1	0.2	377	0.1	0.2
Wholesale Trade
Business to Business Electronic Markets	2,875	0.6	1.4	2,838	0.6	1.4
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	7,173	1.6	3.5	6,903	1.4	3.4
Drugs and Druggists' Sundries Merchant Wholesalers	5,529	1.2	2.7	5,550	1.1	2.7
Industrial Machinery and Equipment Merchant Wholesalers	9,071	2.0	4.5	9,073	1.8	4.5
Motor Vehicle Parts (Used) Merchant Wholesalers	23,005	5.0	11.3	23,052	4.5	11.3
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,179	1.8	3.9	699	0.1	0.2
Total debt and equity investments	$382,361	83.4%	187.7%	$431,898	85.6%	212.0%
Structured Finance Notes	74,951	16.6	36.8	75,201	14.4	36.9
Total investments	$457,312	100.0%	224.5%	$507,099	100.0%	248.9%
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

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$325,647	70.6%	204.9%	$306,304	69.2%	192.7%
Subordinated debt investments	45,409	9.8	28.6	15,067	3.4	9.5
Preferred equity	18,648	4.0	11.7	11,543	2.6	7.3
Common equity, warrants and other	15,459	3.4	9.7	52,984	12.0	33.3
Total debt and equity investments	$405,163	87.8%	254.9%	$385,898	87.2%	242.8%
Structured Finance Notes	55,860	12.2	35.1	56,425	12.8	35.5
Total	$461,023	100.0%	290.0%	$442,323	100.0%	278.3%
At December 31, 2020, the Company had four loans (Community Intervention Services, Inc., Master Cutlery, LLC, 3rd Rock Gaming Holdings, LLC, and Online Tech Stores, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $48,102 and $12,135, respectively.
As of December 31, 2020, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$210	—%	0.1%
Security Systems Services (except Locksmiths)	6,531	1.4	4.1	3,487	0.8	2.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	$20,967	4.5%	13.3%	$19,973	4.5%	12.6%
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,837	3.9	11.2	13,137	3.0	8.3
Plumbing, Heating, and Air-Conditioning Contractors	7,607	1.7	4.8	7,294	1.6	4.6
Education Services
Colleges, Universities, and Professional Schools	—	—	—	4,295	1.0	2.7
Professional and Management Development Training	1,595	0.3	1.0	1,306	0.3	0.8
Finance and Insurance
Insurance Agencies and Brokerages	9,544	2.1	6.0	9,302	2.1	5.9
Health Care and Social Assistance
Child Day Care Services	5,178	1.1	3.3	4,656	1.1	2.9
Diagnostic Imaging Centers	21,718	4.8	13.8	23,607	5.3	14.9
Home Health Care Services	4,199	0.9	2.6	4,250	1.0	2.7
Medical Laboratories	91	—	0.1	38	—	—
Offices of Physicians, Mental Health Specialists	21,013	4.6	13.2	20,802	4.7	13.1
Outpatient Mental Health and Substance Abuse Centers	11,615	2.5	7.3	4,105	0.9	2.6
Information
Data Processing, Hosting, and Related Services	1,135	0.2	0.7	1,749	0.4	1.1
Software Publishers	28,799	6.3	18.2	16,104	3.6	10.0
Television Broadcasting	1,977	0.4	1.2	1,758	0.4	1.1
Manufacturing
Commercial Printing (except Screen and Books)	4,789	1.0	3.0	4,812	1.1	3.0
Custom Compounding of Purchased Resins	15,444	3.3	9.7	17,164	3.9	10.8
Other Aircraft Parts and Auxiliary Equipment Manufacturing	5,431	1.2	3.4	4,275	1.0	2.7
Other Commercial and Service Industry Machinery Manufacturing	1,925	0.4	1.2	1,936	0.4	1.2
Pharmaceutical Preparation Manufacturing	2,205	0.5	1.4	38,213	8.7	24.1
Pump and Pumping Equipment Manufacturing	1,501	0.3	0.9	1,281	0.3	0.8
Semiconductor and Related Device Manufacturing	399	0.1	0.3	434	0.1	0.3
Travel Trailer and Camper Manufacturing	10,911	2.4	6.9	10,812	2.4	6.8
Truck Trailer Manufacturing	8,118	1.8	5.1	8,174	1.8	5.1
Unlaminated Plastics Profile Shape Manufacturing	8,922	1.9	5.6	8,818	2.0	5.5

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	$572	0.1%	0.4%	$915	0.2%	0.6%
Diet and Weight Reducing Centers	477	0.1	0.3	479	0.1	0.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	28,503	6.3	18.0	28,729	6.6	18.2
All Other Professional, Scientific, and Technical Services	1,921	0.4	1.2	1,905	0.4	1.2
Marketing Consulting Services	5,229	1.1	3.3	5,229	1.2	3.3
Other Accounting Services	21,621	4.7	13.7	22,238	5.0	14.0
Other Computer Related Services	16,247	3.5	10.2	16,000	3.6	10.1
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.4	676	0.2	0.4
Real Estate and Rental and Leasing
Construction, Mining, and Forestry Machinery and Equipment Rental and Leasing	496	0.1	0.3	499	0.1	0.3
Office Machinery and Equipment Rental and Leasing	5,953	1.3	3.7	2,736	0.6	1.7
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	6,738	1.5	4.2	6,701	1.5	4.2
Shoe Store	9,748	2.1	6.1	4,368	1.0	2.7
Sporting Goods Stores	2,907	0.6	1.8	2,968	0.7	1.9
All Other General Merchandise Stores	5,252	1.1	3.3	5,060	1.1	3.2
Transportation and Warehousing
Scheduled Passenger Air Transportation	495	0.1	0.3	520	0.1	0.3
Taxi Service	1,976	0.4	1.2	1,997	0.5	1.3
Wholesale Trade
Business to Business Electronic Markets	2,891	0.6	1.8	2,875	0.6	1.8
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,955	0.4	1.2	1,942	0.4	1.2
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	16,392	3.6	10.3	16,777	3.8	10.6
General Line Grocery Merchant Wholesalers	275	0.1	0.2	284	0.1	0.2
Industrial Machinery and Equipment Merchant Wholesalers	9,696	2.1	6.1	9,179	2.1	5.8
Industrial Supplies Merchant Wholesalers	6,908	1.5	4.3	5,476	1.2	3.4

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Motor Vehicle Parts (Used) Merchant Wholesalers	$14,167	3.1%	8.9%	$13,581	3.1%	8.5%
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,247	1.8	5.2	346	0.1	0.2
Stationery and Office Supplies Merchant Wholesalers	16,129	3.5	10.1	2,426	0.5	1.5
Total debt and equity investments	$405,163	87.9%	254.9%	$385,898	87.2%	242.8%
Structured Finance Notes	55,860	12.1	35.1	56,425	12.8	35.5
Total investments	$461,023	100.0%	290.0%	$442,323	100.0%	278.3%

Note 5. Fair Value of Financial Instruments
Investments
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $-0- and $601 were transferred from Level 3 to Level 2 during the years ended December 31, 2021 and 2020, respectively.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company's new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value for up to six months after the transaction date. Senior secured debt investments with a fair value of $72,572 and $6,114, respectively, were valued at their Transaction Price at December 31, 2021 and December 31, 2020; these securities are designated as Level 3 in the fair value hierarchy based on assessments of market liquidity and other factors.
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
The fair value of Company’s equity investments as well as certain of its non-performing debt investments are estimated through analysis of the portfolio companies’ enterprise value under a market approach. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining enterprise value under the market approach involves multiple analysis whereby appropriate multiples are applied to an earnings metric of the portfolio company, typically earnings before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also utilize other portfolio-company earnings metrics to determine enterprise value, such as recurring monthly revenue or a delineated measure of portfolio company EBITDA. Application of these valuation methodologies involves a significant degree of judgment by management.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables presents the Company's investment portfolio measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Debt investments	$—	$65,591	$279,056	$344,647
Equity investments	—	—	87,251	87,251
Structured Finance Notes	—	—	75,201	75,201
	$—	$65,591	$441,508	$507,099

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Debt investments	$—	$22,226	$299,145	$321,371
Equity investments	—	—	64.527	64,527
Structured Finance Notes	—	—	56.425	56,425
	$—	$22,226	$420,097	$442,323

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about the Company’s significant unobservable inputs to the Company’s Level 3 fair value measurements as of December 31, 2021 and 2020.

	Fair Value at December 31, 2021	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$178,382	Discounted cash flow	Discount rates	6.47% - 12.32% (9.25%)
Senior secured	11,632	Market approach	EBITDA multiples	7.09x - 7.09x (7.09x)
Senior secured	7,027	Market approach	Revenue multiples	0.74x - 0.74x (0.74x)
Senior secured	64,072	Market approach	Transaction Price
Subordinated	17,244	Discounted cash flow	Discount rates	15.90% - 17.49% (16.65%)

Subordinated	699	Market approach	Revenue multiples	0.28x - 0.28x (0.28x)

Structured Finance Notes:
Subordinated notes(1)	63,922	Discounted cash flow	Discount rates	8.00% - 16.00% (12.39%)
			Constant default rate(2)	0.00% - 2.00% (1.77%)
			Constant default rate(3)	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	2,779	Discounted cash flow	Discount margin	7.10% - 8.95% (7.91%)
			Constant default rate(2)	2.00% - 3.00% (2.36%)
			Constant default rate(3)	2.00% - 3.00% (2.36%)
			Recovery rate	60.00% - 60.00% (60.00%)

Loan accumulation facility	8,500	Market approach	Transaction Price

Equity investments:
Preferred equity	2,748	Market approach	EBITDA multiples	7.80x - 7.80x (7.80x)
Preferred equity	1,017	Market approach	Revenue multiples	0.15x - 3.00x (0.91x)
Common equity, warrants and other	83,478	Market approach	EBITDA multiples	4.50x - 12.00x (8.10x)
Common equity, warrants and other	8	Market approach	Revenue multiples	0.15x - 3.00x (0.15x)
	$441,508
(1) The cash flows utilized in the discounted cash flow calculations assume liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices, and redeployment of proceeds at the issuing CLO's assumed reinvestment rate.
(2)    Constant default rates for the six months ended June 30, 2022.
(3)    Constant default rates for the period between June 30, 2022, and the assumed optional redemptions of the instruments.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2020	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$256,042	Discounted cash flow	Discount rates	6.30% - 24.43% (10.18%)
Senior secured	12,668	Market approach	EBITDA multiples	8.50x - 8.50x (8.50x)
Senior secured	9,257	Market approach	Revenue multiples	0.86x - 0.86x (0.86x)
Senior secured	6,111	Market approach	Transaction Prices
Subordinated	7,822	Discounted cash flow	Discount rates	17.83% - 17.83% (17.83%)
Subordinated	6,794	Market approach	EBITDA multiples	7.05x - 9.10x (7.78x)
Subordinated	451	Market approach	Revenue multiples	0.10x - 0.20x (0.18x)

Structured Finance Notes:
Subordinated notes(1)	54,724	Discounted cash flow	Discount rates	15.00% - 19.50% (17.79%)
			Constant default rate(2)	0.00% - 2.00% (1.63%)
			Constant default rate(3)	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,701	Discounted cash flow	Discount Margin	7.25% - 9.45% (8.58%)
			Constant default rate(4)	0.00% - 2.00% (1.01%)
			Constant default rate(5)	2.00% - 3.00% (2.49%)
			Recovery rate	60.00% - 60.00% (60.00%)

Equity investments:
Preferred equity	10,395	Market approach	EBITDA multiples	4.73x - 8.50x (7.37x)
Preferred equity	1,148	Market approach	Revenue multiples	0.20x - 1.56x (0.96x)
Common equity and warrants	52,969	Market approach	EBITDA multiples	3.75x - 11.50x (8.10x)
Common equity and warrants	15	Market approach	Revenue multiples	0.20x - 1.56x (0.47x)
	$420,097
(1) The cash flows utilized in the discounted cash flow calculations assume liquidation at current market prices and redeployment of proceeds on all assets currently in default and all assets below specified fair value thresholds.
(2)    Constant default rates for the six months ended June 30, 2021.
(3)    Constant default rates for the period between June 30, 2021, and the assumed optional redemptions of the instruments.
(4)    Constant default rates for the nine months ended September 30, 2021.
(5)    Constant default rates for the period between September 30, 2021, and the assumed optional redemptions of the instruments.
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
The following tables present changes in investments measured at fair value using Level 3 inputs for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2020	$284,078	$15,067	$11,543	$52,984	$56,425	$420,097
Net realized gain (loss) on investments	(265)	(23,676)	3,310	(49)	—	(20,680)
Net change in unrealized appreciation (depreciation) on investments	10,780	26,214	1,318	31,355	(314)	69,353
Amortization of net loan origination fees	2,092	24	—	—	73	2,189
Accretion of interest income on Structured Finance Notes	—	—	—	—	9,861	9,861
Capitalized PIK interest, dividends, and fees	1,472	526	143	—	—	2,141
Purchase and origination of portfolio investments	167,720	—	—	200	30,412	198,332
Proceeds from principal payments on portfolio investments	(172,661)	(121)	—	—	—	(172,782)
Sale and redemption of portfolio investments	(27,381)	(91)	(12,549)	(5,726)	(8,600)	(54,347)
Distributions received from Structured Finance Notes	—	—	—	—	(12,656)	(12,656)
Conversion from debt investment to equity investment (Note 4)	(4,722)	—	—	4,722	—	—
Level 3 assets, December 31, 2021	$261,113	$17,943	$3,765	$83,486	$75,201	$441,508

	Year Ended December 31, 2020
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, January 1, 2020	$334,059	$43,090	$17,729	$25,777	$21,610	$442,265
Net realized loss on investments	(9,107)	—	51	(497)	—	(9,553)
Net change in unrealized appreciation (depreciation) on investments	(2,119)	(16,702)	(2,909)	26,668	2,081	7,019
Amortization of net loan origination fees	1,421	11	—	—	30	1,462
Accretion of interest income on Structured Finance Notes	—	—	—	—	5,877	5,877
Capitalized PIK interest, dividends, and fees	1,066	478	437	—	—	1,981
Purchase and origination of portfolio investments	79,695	—	160	333	33,536	113,724
Proceeds from principal payments on portfolio investments	(109,998)	(11,810)	—	—	—	(121,808)
Sale and redemption of portfolio investments	(9,635)	—	(3,925)	—	—	(13,560)
Distributions received from Structured Finance Notes	—	—	—	—	(6,709)	(6,709)
Conversion from debt investment to equity investment (Note 4)	(703)	—	—	703	—	—
Transfers out of Level 3	(601)	—	—	—	—	(601)
Level 3 assets, December 31, 2020	$284,078	$15,067	$11,543	$52,984	$56,425	$420,097

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020, attributable to the Company’s Level 3 assets still held at those respective year ends was as follows:

	Year Ended December 31,
	2021	2020
Senior secured debt investments	$3,637	$(14,911)
Subordinated debt investments	4,977	(16,716)
Preferred equity	(73)	(2,907)
Common equity, warrants and other	30,208	27,657
Structured Finance Notes	(302)	2,081
Net unrealized appreciation (depreciation) on investments held	$38,447	$(4,796)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments not reported at fair value on a recurring basis for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such financial instruments. The senior secured revolving credit facility between the Company and Pacific Western Bank, as lender (“PWB Credit Facility”) and the secured revolving credit facility that provides for borrowings in an aggregate principal amount up to $150,000 issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator (“BNP Facility”) are variable rate instruments and fair value is approximately book value.
The following tables present the fair value measurements of the Company's debt and the level within fair value hierarchy of the significant unobservable inputs used to determine such fair values as of December 31, 2021 and 2020:

	December 31, 2021
Description	Level 1 (2)	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	100,000	100,000
OFS Capital Corporation 4.75% Notes due 2026	—	—	123,130	123,130
OFS Capital Corporation 4.95% Notes due 2028	56,430	—	—	56,430
SBA-guaranteed debentures	—	—	73,011	73,011
Total debt	$56,430	$—	$296,141	$352,571

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	December 31, 2020
Description	Level 1 (2)	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$600	$600
BNP Facility	—	—	31,450	31,450
OFS Capital Corporation 6.375% Notes due 2025	48,800	—	—	48,800
OFS Capital Corporation 6.5% Notes due 2025	47,069	—	—	47,069
OFS Capital Corporation 5.95% Notes due 2026	51,066	—	—	51,066
OFS Capital Corporation 6.25% Notes due 2023	25,100	—	—	25,100
SBA-guaranteed debentures	—	—	116,172	116,172
Total debt	$172,035	$—	$148,222	$320,257
(1) For Level 3 measurements, fair value is estimated through discounting remaining payments using current market rates for similar instruments at the measurement date through the legal maturity date.
(2) For Level 1 measurements, fair value is estimated by using the closing price of the security on the Nasdaq Global Select Market.
The following are the carrying values and fair values of the Company’s debt as of December 31, 2021 and 2020:

	As of December 31, 2021		As of December 31, 2020
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$—	$—	$600	$600
BNP Facility	100,000	100,000	31,450	31,450
OFS Capital Corporation 6.375% Notes due 2025	—	—	48,891	48,800
OFS Capital Corporation 6.5% Notes due 2025	—	—	47,339	47,069
OFS Capital Corporation 5.95% Notes due 2026	—	—	52,617	51,066
OFS Capital Corporation 6.25% Notes due 2023	—	—	24,106	25,100
OFS Capital Corporation 4.75% Notes due 2026	121,774	123,130	—	—
OFS Capital Corporation 4.95% Notes due 2028	53,672	56,430	—	—
SBA-guaranteed debentures	69,365	73,011	104,182	116,172
Total debt	$344,811	$352,571	$309,185	$320,257
Note 6. Commitments and Contingencies
The Company has outstanding commitments to fund investments totaling $43,690 and $5,772 under various undrawn revolvers and other credit facilities as of December 31, 2021 and 2020, respectively.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2021.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable BDC regulations and the SBIC I LP is subject to periodic inspections by the SBA.
Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company believes the risk of any material obligation under these indemnifications to be low.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7. Borrowings
SBA Debentures: The SBIC Program enabled SBIC I LP to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to the Company, have interest payable semi-annually and a ten-year maturity. The interest rate is fixed at the time of SBA pooling, which is March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. As of December 31, 2021 and 2020, SBIC I LP had outstanding SBA debentures of $69,920 and $105,270, respectively.
On a stand-alone basis, SBIC I LP held $195,502 and $223,795 in assets at December 31, 2021 and 2020, respectively, which accounted for approximately 34% and 46% of the Company’s total consolidated assets, respectively. These assets cannot be pledged under any debt obligation of the Company.
The following table shows the Company’s outstanding SBA debentures payable as of December 31, 2021 and 2020:

		Fixed Interest Rate	SBA debentures outstanding
Pooling Date	Maturity Date		December 31, 2021	December 31, 2020
September 19, 2012	September 1, 2022	3.049%	$—	$14,000
September 24, 2014	September 1, 2024	3.370	—	2,765
March 25, 2015	March 1, 2025	2.872	65,920	65,920
September 23, 2015	September 1, 2025	3.184	4,000	22,585
SBA debentures outstanding			69,920	105,270
Unamortized debt issuance costs			(555)	(1,088)
SBA debentures outstanding, net of unamortized debt issuance costs			$69,365	$104,182
The Company received exemptive relief from the SEC effective November 26, 2013, which permits the Company to exclude SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act, allowing for greater capital deployment.
The effective interest rate on the SBA debentures, which includes amortization of deferred debt issuance costs, was 3.11% and 3.31% as of December 31, 2021 and 2020, respectively. Interest expense on the SBA debentures was $2,836, $4,402, and $5,137 for the years ended December 31, 2021, 2020 and 2019, respectively, which includes $209, $332, and $377 of debt issuance costs amortization, respectively.
The weighted-average fixed cash interest rate on the SBA debentures as of December 31, 2021 and 2020, was 2.89% and 2.98%, respectively.
During the year ended December 31, 2021, SBIC I LP redeemed $35,350 of SBA debentures that were contractually due September 1, 2022, September 1, 2024 and September 1, 2025. The Company recognized losses on extinguishment of debt of $324 related to the charge-off of deferred borrowing costs on the prepaid debentures.
Unsecured Notes: The unsecured notes totaled $180,000 and $177,850 in aggregate principal debt at December 31, 2021 and 2020, respectively.
Issuances during the years ended December 31, 2021 and 2020
On February 10, 2021, the Company closed the public offering of $100,000 aggregate principal amount of its 4.75% notes due 2026, and on March 18, 2021, the Company closed an additional public offering of $25,000 aggregate principal amount of its 4.75% notes due 2026 (the "Unsecured Notes Due February 2026"). The total net proceeds to the Company from the Unsecured Notes Due February 2026, after deducting underwriting fees and offering expenses of $3,936, was approximately $121,064.
On October 28, 2021 and November 1, 2021, the Company closed the public offering of the $55,000 aggregate principal amount of its 4.95% notes due 2028 (the “Unsecured Notes Due October 2028”), which included a full exercise of the underwriters overallotment option. The total net proceeds to the Company, after deducting underwriting discounts and offering expenses of $1,389, was approximately $53,611.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

In September 2020, the Company closed the public offering of the $25,000 aggregate principal amount of its 6.25% notes due 2023 (the “Unsecured Notes Due September 2023”). The total net proceeds to the Company, after deducting underwriting discounts and offering expenses of $894, was approximately $24,106.
Redemptions during the years ended December 31, 2021
On March 12, 2021, the Company redeemed all of its $50,000 aggregate principal amount of 6.375% notes due April 30, 2025 (the “Unsecured Notes Due April 2025”) and $48,525 aggregate principal amount of 6.50% notes due October 30, 2025 (the “Unsecured Notes Due October 2025”).
On November 1, 2021, the Company redeemed all of its Unsecured Notes Due September 2023.
On November 22, 2021, the Company redeemed all of its $54,325 aggregate principal amount of 5.95% notes due October 31, 2026 (the “Unsecured Notes Due October 2026”).
During the year ended December 31, 2021, the Company recognized a loss on extinguishment of $4,267 related to the charge-off of deferred borrowing costs on the redemption of unsecured notes.
The Unsecured Notes Due February 2026, the Unsecured Notes Due October 2028, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025, the Unsecured Notes Due September 2023 and Unsecured Notes Due October 2026, combined (the “Unsecured Notes”), of which the Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028 were outstanding at December 31, 2021, are direct unsecured obligations and rank equal in right of payment with all current and future unsecured indebtedness of the Company. Because the Unsecured Notes are not secured by any of the Company's assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under PWB Credit Facility and BNP Facility.
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
As of December 31, 2021, the Unsecured Notes had the following terms and balances:

Unsecured Notes	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate (1)	Effective Interest Rate (2)	Maturity (3)
Unsecured Notes Due February 2026	$125,000	$3,226	4.75%	5.38%	2/10/2026
Unsecured Notes Due October 2028	55,000	1,328	4.95%	5.29%	10/31/2028
Total	$180,000	$4,554
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2021 was 4.81%.
(2) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(3) The Company may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at its option at par plus a "make-whole" premium, if applicable. The Company may redeem the Unsecured Notes Due October 2028 in whole or in part at any time, or from time to time, at its option on or after October 31, 2023.
Interest expense on the Unsecured Notes were $12,563, $10,952 and $7,650 for the years ended December 31, 2021, 2020, and 2019, respectively, which includes $1,403, $909 and $584 of deferred financing amortization, respectively.
PWB Credit Facility: The Company is party to a business loan agreement (“BLA”) with Pacific Western Bank, as lender, to provide the Company with a $25,000 senior secured revolving credit facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2023. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFSCC-MB and secured by all of our current and future assets excluding assets held by SBIC I LP, OFSCC-FS, and the Company’s partnership interests in SBIC I LP and SBIC I GP.
The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 4.00% floor, and includes an unused commitment fee for any unused portion in excess of $15,000, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of December 31, 2021, the stated interest rate of the PWB Credit Facility was 4.00%. At December 31, 2021, the effective interest rate was 4.22% based on the maximum amount available under the PWB Credit Facility.
Interest expense on the PWB Credit Facility was $120, $1,285 and $2,136 for the years ended December 31, 2021, 2020, and 2019, respectively, which includes $19, $225 and $283 of deferred financing amortization, respectively, based on average balances outstanding of $1,810, $15,222 and $28,061, respectively. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2021 and 2020, were $6 and $11, respectively.
As of December 31, 2021, the Company had $0 outstanding debt under the PWB Credit Facility and $25.0 million of availability under the terms of the borrowing base.
On February 17, 2021, the Company amended the BLA to among other things: (i) increase the maximum amount available from $20,000 to $25,000; (ii) decrease the interest rate floor from 5.25% per annum to 5.00% per annum; (iii) modify certain financial performance covenants; and (iv) extend the maturity date from February 28, 2021 to February 28, 2023.
On November 15, 2021, the Company amended the BLA to decrease the interest rate floor from 5.0% to 4.0%, effective as of November 1, 2021.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a maximum debt/worth ratio. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2021, the Company was in compliance with the applicable covenants.
BNP Facility: OFSCC-FS is party to the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000, of which $100,000 was drawn as of December 31, 2021. Borrowings under the BNP Facility bear interest of LIBOR plus an applicable spread, which is determined on the basis of industry-recognized portfolio company metrics at the time of funding. At December 31, 2021, the effective interest rate on the BNP Facility was 4.20%. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS, which were $185,105 and $72,412, or 33% and 15% of the Company's total consolidated assets at December 31, 2021 and 2020, respectively. OFSCC-FS incurred fees to the lenders as well as legal costs of approximately $1,346 to establish the BNP Facility, which are amortized over the life of the facility. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2021 and 2020 were $665 and $1,004, respectively. The unused commitment under the BNP Facility was $50,000 as of December 31, 2021.
For the years ended December 31, 2021, 2020 and 2019, interest expense on the BNP Facility was $1,996, $2,168 and $905, respectively, which included $338, $225 and $118 of deferred financing amortization, based on average balances outstanding of $47,481, $39,182 and $20,000, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The average dollar borrowings and average interest rate for all Company debt during the years ended December 31, 2021, 2020 and 2019, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2021	$344,241	5.09%
December 31, 2020	347,229	5.42
December 31, 2019	307,826	4.99
As of December 31, 2021, the Company's debt liabilities are scheduled to mature as follows:

	Principal Due by Year
Debt liabilities	Total	2022	2023	2024	2025	2026	Thereafter
PWB Credit Facility	$—	$—	$—	$—	$—	$—	$—
BNP Facility	100,000	—	—	100,000	—	—	—
SBA Debentures	69,920	—	—	—	69,920	—	—
Unsecured Notes	180,000	—	—	—	—	125,000	55,000
Total	$349,920	$—	$—	$100,000	$69,920	$125,000	$55,000
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
Taxable income and distributions: The Company has met the required distribution, source of income and asset diversification requirements as of December 31, 2021, and intends to continue meeting these requirements. Accordingly, there is no liability for federal income tax at the Company level. The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income from Company’s equity investments in pass-through entities, PIK dividends that have not yet been declared and paid by underlying portfolio companies, capital gains and losses and the net creation or utilization of capital loss carryforwards. The Company recognized approximately $12,207 of ordinary taxable income during the year ended December 31, 2021.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The distributions paid to stockholders are reported as ordinary income, long-term capital gains, and returns of capital. The tax character of distributions paid(1) were as follows:

	Years Ended December 31,
	2021	2020	2019
Ordinary taxable income	$12,207	$11,516	$18,176
Long-term capital gain	—	—	—
Return of capital	—	—	—
Total distributions to stockholders	$12,207	$11,516	$18,176
(1)    The calculation of 2021 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2021 U.S. federal taxable income will not be finally determined until the Company’s 2021 U.S. federal tax return is filed in 2022 (and, therefore, such estimate is subject to change).
Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
Ordinary income (RIC)	$1,193	$5,640
Undistributed earnings and profits (net operating loss carry-forward) (OFSCC-MB; C-Corporation)	3,325	(1,188)
Capital loss carryforwards:
RIC – short-term, non-expiring	(3,226)	(695)
RIC – long-term, non-expiring	(34,292)	(17,325)
OFSCC-MB (C-Corporation) – short-term, expires in 2025	—	(446)
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment of excise taxes and other permanent differences. The Company recorded reclassifications to decrease additional paid-in capital against total distributable earnings (accumulated loss) of $2,142, $331 and $462 for the years ended December 31, 2021, 2020 and 2019, respectively.
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
Tax-basis amortized cost of investments	$452,722	$456,634
Tax-basis gross unrealized appreciation on investments	83,033	50,176
Tax-basis gross unrealized depreciation on investments	(28,656)	(64,487)
Tax-basis net unrealized appreciation (depreciation) on investments	54,377	(14,311)
Fair value of investments	$507,099	$442,323
Deferred taxes: The Company recognizes deferred taxes on the unrealized appreciation or depreciation of securities held through OFSCC-MB, and other basis differences including available loss carry forwards and suspended interest expense deductions reported by portfolio companies. Deferred tax assets and liabilities are measured using enacted corporate federal tax rates expected to apply to taxable income in the years in which those unrealized gains and losses are realized. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

portion of the deferred tax asset will not be realized on the basis of the projected taxable income or other taxable events in OFSCC-MB.
The tax-basis unrealized appreciation (depreciation) of investments by tax entity inherent in the fair value of investments as of December 31, 2021 and 2020, were as follows:

	2021	2020
Total net unrealized appreciation (depreciation) on investments held by RIC entities	$54,282	(15,519)
OFSCC-MB (C-Corp):
Gross unrealized appreciation on investments	649	4,400
Gross unrealized depreciation on investments	(554)	$(3,192)
Total net unrealized appreciation on investments on investments held by OFSCC-MB	95	1,208
Total tax-basis net unrealized appreciation (depreciation) on investments	$54,377	$(14,311)
Deferred tax assets and liabilities as of December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
Total deferred tax assets	$141	$1,012
Total deferred tax liabilities	(167)	(1,153)
Deferred tax liabilities and assets with tax basis unrealized gain and losses differs from the amount that would have resulted from applying the federal rate of 21% to unrealized gains and losses because of state income taxes, net of associated federal benefit.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the each year in the five-year period ended December 31, 2021:

	Years Ended December 31,
	2021	2020	2019	2018	2017
Per share operating performance:
Net asset value per share at beginning of year	$11.85	$12.46	$13.10	$14.12	$14.82
Net investment income(4)	1.00	0.92	1.43	1.38	1.28
Net realized loss on non-control/non-affiliate investments(4)	(2.02)	(0.75)	(0.29)	(0.37)	(0.26)
Net realized gain on affiliate investments(4)	0.56	—	—	0.01	0.81
Income tax expense on net realized investment gains(4)	(0.08)	—	—	—	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of deferred taxes(4)	2.89	(0.82)	(0.72)	(0.19)	(0.78)
Net unrealized appreciation (depreciation) on affiliate investments(4)	2.10	0.94	0.40	(0.06)	(0.41)
Net unrealized appreciation (depreciation) on control investment(4)	0.13	0.13	(0.10)	(0.06)	—
Loss on extinguishment of debt(4)	(0.34)	(0.06)	—	—	—
Loss on impairment of goodwill(4)	—	(0.08)	—	—	—
Total from operations	4.24	0.28	0.72	0.71	0.64
Distributions	(0.91)	(0.86)	(1.36)	(1.73)	(1.36)
Issuance of common stock (5)	—	(0.03)	—	—	(0.03)
Other (6)	—	—	—	—	0.05
Net asset value per share at end of year	$15.18	$11.85	$12.46	$13.10	$14.12

Per share market value, end of period	$10.90	$7.15	$11.17	$10.60	$11.90
Total return based on market value (1)	66.8%	(24.0)%	18.3%	3.5%	(4.7)%
Total return based on net asset value (2)	40.2%	13.6%	6.7%	7.8%	5.0%
Shares outstanding at end of period	13,422,413	13,409,559	13,376,836	13,357,337	13,340,217
Weighted average shares outstanding	13,413,861	13,394,005	13,364,244	13,348,203	12,403,706
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value (3)	$178,628	$148,175	$171,889	$182,468	$171,631
Net asset value at end of year	$203,744	$158,956	$166,627	$175,023	$188,336
Net investment income	$13,450	$12,295	$19,098	$18,385	$15,877
Ratio of total expenses, net to average net assets (8)	19.2%	22.4%	19.4%	13.4%	10.2%
Ratio of total expenses, net and losses on impairment of goodwill and extinguishment of debt to average net assets (9)	21.8%	23.7%	—%	—%	—%
Ratio of net investment income to average net assets (10)	7.5%	8.3%	11.1%	10.5%	8.4%
Ratio of goodwill impairment loss to average net assets	—%	0.7%	—%	—%	—%
Ratio of loss on extinguishment of debt to average net assets	2.6%	0.6%	—%	—%	—%
Portfolio turnover (7)	54.9%	28.1%	21.2%	41.9%	50.4%
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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its restrictions imposed by the SBA regulations on the Company's wholly owned SBIC subsidiary, and currently require the prior approval of the SBA. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. At December 31, 2021 and December 31, 2020, net assets of SBIC I LP were $125,375 and $118,554, respectively, which included cash of $11,265 and $32,187, of which $12,422 and $18,257 were available for distribution at December 31, 2021 and 2020, respectively. At December 31, 2021 and December 31, 2020, net assets of OFSCC-FS were $76,072 and $39,942, respectively, which included cash of $3,693 and $3,264 of which $0 and $618 were available for distribution to the Company at December 31, 2021 and 2020, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table summarizes distributions declared and paid for the years ended December 31, 2021, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2019
March 5, 2019	March 22, 2019	March 29, 2019	$0.34	$4,497	3,797	$45
April 30, 2019	June 21, 2019	June 28, 2019	0.34	4,479	5,327	64
July 30, 2019	September 23, 2019	September 30, 2019	0.34	4,487	4,990	58
November 6, 2019	December 24, 2019	December 31, 2019	0.34	4,486	5,385	60
			$1.36	$17,949	19,499	$227
Year ended December 31, 2020
March 11, 2020	March 24, 2020	March 31, 2020	$0.34	$4,484	15,693	$64
May 4, 2020	June 23, 2020	June 30, 2020	0.17	2,244	7,165	32
July 28, 2020	September 23, 2020	September 30, 2020	0.17	2,246	6,708	32
November 3, 2020	December 24, 2020	December 31, 2020	0.18	2,391	3,157	22
			$0.86	$11,365	32,723	$150
Year ended December 31, 2021
March 2, 2021	March 24, 2021	March 31, 2021	$0.20	$2,655	3,103	$27
May 7, 2021	June 23, 2021	June 30, 2021	0.22	2,918	3,273	33
August 3, 2021	September 23, 2021	September 30, 2021	0.24	3,181	3,738	39
November 2, 2021	December 24, 2021	December 31, 2021	0.25	3,317	3,440	38
			$0.91	$12,071	13,554	$137
The following table represents DRIP participation for the years ended December 31, 2021, 2020 and 2019, respectively:

For the Year Ended	DRIP Shares Value	Total Distribution Declared	DRIP Shares Issued	Average Value Per Share
December 31, 2021	136	$12,207	13,554	$10.04
December 31, 2020	150	11,516	32,723	4.60
December 31, 2019	227	18,176	19,500	11.62
Since the Company’s initial public offering in 2012, distributions to stockholders total $132,763, or $11.49 per share on a cumulative basis.
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. Each year if required, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table summarizes the shares of common stock the Company repurchased under the Stock Repurchase Program (amount in thousands except shares):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
May 22, 2018 through December 31, 2018	300	$10.29	300	$9,997
January 1, 2019 through December 31, 2019	—	—	—	—
January 1, 2020 through December 31, 2020	—	—	—	—
January 1, 2021 through December 31, 2021	700	6.7	700	9,992
Total	1,000	$7.78	1,000	$9,992

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

		Year Ended December 31, 2021
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2020, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2021, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$20	$1,348	$—	$74	$1,422	$7,822	$425	$(52)	$8,195
	Common Equity	—	1,763	—	136	—	136	2,990	1,763	—	4,753
		—	1,783	1,348	136	74	1,558	10,812	2,188	(52)	12,948

Total Control Investment		—	1,783	1,348	136	74	1,558	10,812	2,188	(52)	12,948
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	—	—	—	—	—	9,258	—	(9,258)	—
	Common Equity(6)	(2,537)	2,547	—	—	—	—	—	—	—	—
		(2,537)	2,547	—	—	—	—	9,258	—	(9,258)	—

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	(114)	857	—	201	1,058	13,744	114	(13,858)	—
	Common Equity(6)	1,730	(1,606)	—	—	—	—	3,420	—	(3,420)	—
		1,730	(1,720)	857	—	201	1,058	17,164	114	(17,278)	—

Contract Datascan Holdings, Inc.	Preferred Equity(7)	—	59	—	—	—	—	2,690	58	—	2,748
	Common Equity(6)	—	(21)	—	—	—	—	46	—	(21)	25
		—	38	—	—	—	—	2,736	58	(21)	2,773

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2021
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2020, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2021, Fair Value (5)
DRS Imaging Services, LLC	Common Equity(6)	$—	$(460)	$—	$—	$—	$—	$1,749	$—	$(460)	$1,289

Master Cutlery, LLC	Subordinated Loan (6)	—	421	—	—	—	—	346	421	(68)	699
	Preferred Equity(6)	—	—	—	—	—	—	—	—	—	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	421	—	—	—	—	346	421	(68)	699

NeoSystems Corp.	Preferred Equity(7)	1,505	(371)	—	143	—	143	2,250	143	(2,393)	—

Pfanstiehl Holdings, Inc.	Common Equity	—	29,519	—	1,000	—	1,000	36,221	29,519	—	65,740

Professional Pipe Holdings, LLC	Senior Secured Loan	—	—	867	—	—	867	6,086	1,370	(7,456)	—
	Common Equity(6)	1,061	206	—	—	—	—	1,208	1,267	(2,475)	—
		1,061	206	867	—	—	867	7,294	2,637	(9,931)	—

TalentSmart Holdings, LLC	Common Equity(6)	—	(211)		—	—	—	1,306	—	(211)	1,095

TRS Services, Inc.	Preferred Equity(6)	—	73	—	—	—	—	915	73	—	988
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	73	—	—	—	—	915	73	—	988

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2021
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2020, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2021, Fair Value (5)
TTG Healthcare, LLC	Senior Secured Loan	$—	$(123)	$1,962	$—	$452	$2,414	$19,530	$194	$(19,724)	$—
	Preferred Equity(6)	5,786	(1,766)	—	—	—	—	4,077	—	(4,077)	—
		5,786	(1,889)	1,962	—	452	2,414	23,607	194	(23,801)	—

Total Affiliate Investments		7,545	28,153	3,686	1,143	653	5,482	102,846	33,159	(63,421)	72,584
Total Control and Affiliate Investments		7,545	$29,936	$5,034	$1,279	$727	$7,040	$113,658	$35,347	$(63,473)	$85,532
(1)Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in 2021 income for the portion of the year ended December 31, 2021, that an investment was included in Control or Affiliate Investment categories, respectively.
(3)Gross additions include increases in cost basis resulting from a new portfolio investment, PIK interest, fees and dividends, accretion of OID, and net increases in unrealized net appreciation or decreases in net unrealized depreciation.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any, and net decreases in net unrealized appreciation or net increases in net unrealized depreciation. Gross reductions also include transfers of portfolio companies out of the affiliate classification to the non-affiliate/non-control classificaiton during the period.
(5)Fair value was determined using significant unobservable inputs. See Note 5 for further details.
(6)Non-income producing.
(7)Dividends credited to income include dividends contractually earned but not declared.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2020, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$(33)	$1,217	$—	$66	$1,283	$7,464	$391	$(33)	$7,822
	Common Equity	—	1,737	—	—	—	—	1,253	1,737	—	2,990
		—	1,704	1,217	—	66	1,283	8,717	2,128	(33)	10,812

Total Control Investment		—	1,704	1,217	—	66	1,283	8,717	2,128	(33)	10,812
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	—	(9,235)	572	—	—	572	20,099	—	(10,841)	9,258
	Common Equity(6)	—	(1,044)	—	—	—	—	1,044	—	(1,044)	—
		—	(10,279)	572	—	—	572	21,143	—	(11,885)	9,258

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	(40)	1,352	—	—	1,352	13,746	38	(40)	13,744
	Common Equity(6)	—	757	—	—	—	—	2,662	758	—	3,420
		—	717	1,352	—	—	1,352	16,408	796	(40)	17,164

Contract Datascan Holdings, Inc.	Subordinated Loan	—	(5)	912	—	—	912	8,000	27	(8,027)	—
	Preferred Equity(7)	—	(3,231)	250	—	—	250	5,671	250	(3,231)	2,690
	Common Equity(6)	—	(625)	—	—	—	—	671	—	(625)	46
		—	(3,861)	1,162	—	—	1,162	14,342	277	(11,883)	2,736

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2020, Fair Value (5)

DRS Imaging Services, LLC	Senior Secured Loan	$—	$101	$1,188	$—	$—	$1,188	$10,569	$172	$(10,741)	$—
	Common Equity(6)	—	418	—	—	—	—	1,331	418	—	1,749
		—	519	1,188	—	—	1,188	11,900	590	(10,741)	1,749

Master Cutlery, LLC	Subordinated Loan (6)	—	91	—	—	—	—	255	91	—	346
	Preferred Equity(6)	—	—	—	—	—	—	—	—	—	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	91	—	—	—	—	255	91	—	346

NeoSystems Corp.	Preferred Stock(7)	—	(181)	180	—	—	180	2,250	181	(181)	2,250

Pfanstiehl Holdings, Inc.	Subordinated Loan	—	19	361	—	—	361	3,788	19	(3,807)	—
	Common Equity	—	24,242	—	450	—	450	11,979	24,242	—	36,221
		—	24,261	361	450	—	811	15,767	24,261	(3,807)	36,221

Professional Pipe Holdings, LLC	Senior Secured Loan	—	(269)	848	—	—	848	7,170	128	(1,212)	6,086
	Common Equity(6)	—	(1,205)	—	—	—	—	2,413	—	(1,205)	1,208
		—	(1,474)	848	—	—	848	9,583	128	(2,417)	7,294

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2020
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2019, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2020, Fair Value (5)
TalentSmart Holdings, LLC	Senior Secured Loan	$—	$—	$855	$—	$205	$1,060	$9,833	$167	$(10,000)	$—
	Senior Secured Loan (Revolver)	—	—	42	—	—	42	242	258	(500)	—
	Common Equity(6)	—	(289)		—	—	—	1,500	95	(289)	1,306
		—	(289)	897	—	205	1,102	11,575	520	(10,789)	1,306

TRS Services, Inc.	Senior Secured Loan	—	(8)	81	—	7	88	14,623	9	(14,632)	—
	Preferred Equity (Class AA units)	—	(2)	6	—	—	6	547	6	(553)	—
	Preferred Equity (Class A units)	—	1,194	69	—	—	69	3,095	1,194	(3,374)	915
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	1,184	156	—	7	163	18,265	1,209	(18,559)	915

TTG Healthcare, LLC	Senior Secured Loan	—	291	1,338	—	253	1,591	11,767	7,891	(128)	19,530
	Preferred Equity(6)	—	1,653	—	—	—	—	2,424	1,653	—	4,077
		—	1,944	1,338	—	253	1,591	14,191	9,544	(128)	23,607

Total Affiliate Investments		—	12,633	8,054	450	465	8,969	135,679	37,598	(70,430)	102,846
Total Control and Affiliate Investments		—	$14,337	$9,271	$450	$531	$10,252	$144,396	$39,726	$(70,463)	$113,658
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events Not Disclosed Elsewhere
On March 1, 2022, the Company’s Board declared a distribution of $0.28 per share for the first quarter of 2022, payable on March 31, 2022 to stockholders of record as of March 24, 2022.
On February 28, 2022, SBIC I LP prepaid $19,000 of SBA debentures that were contractually due March 1, 2025 and September 1, 2025.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
    None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Certificate of Incorporation of OFS Capital Corporation	N-2 (333-166363)	March 18, 2011

3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	10-K (814-00813)	March 26, 2013

3.3	Bylaws of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011

4.1	Form of Stock Certificate of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011

4.2	Base Indenture	N-2 (333-200376)	November 19, 2014

4.3	Warrant Agreement	N-2/A (333-200376)	December 16, 2014

4.4	Subscription Agent Agreement	N-2/A (333-200376)	December 16, 2014

4.5	Subscription Certificate	N-2/A (333-200376)	December 16, 2014

4.6	Certificate of Designation	N-2/A (333-200376)	December 16, 2014

4.7	Fifth Supplemental Indenture dated as of February 10, 2021 between OFS Capital Corporation and U.S. Bank National Association, as trustee	Form 8-K (814-00813)	February 10, 2021

4.8	Form of 4.75% Note due 2026 (incorporated by reference to Exhibit 4.1 thereto and Exhibit A therein)	Form 8-K (814-00813)	February 10, 2021

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
4.9	Sixth Supplemental Indenture dated of October 28, 2021 between OFS Capital Corporation and U.S. Bank National Association, as trustee	Form 8-K (814-00813)	October 28, 2021

4.10	Form of 4.95% Notes due 2028 (incorporated by reference to Exhibit 4.1 thereto and Exhibit A therein)	Form 8-K (814-00813)	October 28, 2021

4.11	Description of Securities			*

10.1	Form of Dividend Reinvestment Plan	N-2/A (333-166363)	March 18, 2011

10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC	10-Q (814-00813)	November 7, 2014

10.3	Custody Agreement			*

10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC	N-2/A (333-166363)	March 18, 2011

10.5	License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	March 18, 2011

10.6	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers	N-2/A (333-166363)	March 18, 2011

10.7	Form of Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	July 24, 2012

10.9	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated March 7, 2018	10-K (814-00813)	March 12, 2018

10.10	Promissory Note between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015	10-Q (814-00813)	November 6, 2015

10.11	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated March 7, 2018	10-K (814-00813)	March 12, 2018

10.13	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019

10.14	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019

10.15	Commercial Guaranty Agreement between OFS Capital Corporation and Pacific Western Bank, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019

10.16	Amendment One to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated June 26, 2020	Form 8-K (814-00813)	July 2, 2020

10.17	Amendment Two to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated July 29, 2020	Form 8-K (814-00813)	July 31, 2020

10.18	Amendment Three to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated October 7, 2020	Form 8-K (814-00813)	October 9, 2020

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.19	Amendment Four to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated February 17, 2021	Form 8-K (814-00813)	February 19, 2021

10.20	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated February 17, 2021	Form 8-K (814-00813)	February 19, 2021

10.21	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated November 15, 2021	Form 8-K (814-00813)	November 18, 2021

10.22	Commercial Guaranty Agreement between among OFS Capital Corporation, OFSCC-MB, Inc., and Pacific Western Bank, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019

10.23
Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings LLC, as equityholder, OFS Capital Corporation, LLC, as servicer, and Citibank, N.A., as collateral agent, dated June 20, 2019.
		Form 8-K (814-00813)	June 24, 2019

10.24
Securities Account Control Agreement by and among OFSCC-FS, LLC, as pledgor, BNP Paribas, as administrative agent, and Citibank, N.A., as secured party and securities intermediary, dated June 20, 2019.
		Form 8-K (814-00813)	June 24, 2019

10.25	Custodian and Loan Administration Agreement by and among OFSCC-FS, LLC, Citibank, N.A., as custodian, and Virtus Group, LP, as collateral administrator, dated June 20, 2019.	Form 8-K (814-00813)	June 24, 2019

10.26	Loan Sale and Contribution Agreement by and between OFSCC-FS, LLC, as the buyer, and OFSCC-FS Holdings, LLC, as the seller, dated June 20, 2019.	Form 8-K (814-00813)	June 24, 2019

10.27
Revised Exhibit F dated as of November 10, 2021 to Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings LLC, as equityholder, OFS Capital Corporation, LLC, as servicer, and Citibank, dated June 20, 2019.
*

11.1	Computation of Per Share Earnings			+

14.1	Joint Code of Ethics of OFS Capital Corporation and OFS Advisor	Form 10-Q (814-00813)	November 5, 2021

21.1	List of Subsidiaries			*

23.1	Consent from KPMG LLP			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

99.1	Report of Independent Registered Public Accounting Firm			*

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report
†	Furnished herewith

Item 16.    Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFS Capital Corporation

Date: March 4, 2022	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 4, 2022	/s/ Bilal Rashid
Bilal Rashid, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 4, 2022	/s/ Ashwin Ranganathan
Ashwin Ranganathan, Director

Date: March 4, 2022	/s/ Romita Shetty
Romita Shetty, Director

Date: March 4, 2022	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 4, 2022	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer, Treasurer (Principal Financial Officer) and Director

Date: March 4, 2022	/s/ Jeffery S. Owen
Jeffery S. Owen, Chief Accounting Officer (Principal Accounting Officer)