Form 10-Q
period 2022-03-31
OFS Capital Corp
filed 2022-05-06
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 2, 2022 was 13,425,429.

OFS CAPITAL CORPORATION

Defined Terms
We have used “we,” “us,” “our,” “our company” and “the Company” to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

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

ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company's board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company

Term	Explanation or Definition
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SBIC I GP	OFS SBIC I GP, LLC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes	CLO mezzanine debt, CLO subordinated debt and CLO loan accumulation facility positions
Transaction Price	The price in an arm's length transaction involving the same security
Unsecured Notes	The Unsecured Notes Due September 2023, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025, the Unsecured Notes Due October 2026, Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2025	The Company’s $48.5 million aggregate principal amount of 6.5% notes due October 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026, which were redeemed on November 22, 2021
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028
Unsecured Notes Due September 2023	The Company’s $25.0 million aggregate principal amount of 6.25% notes due September 30, 2023, which were redeemed on November 1, 2021

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
•our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers and the impact on our risk profile, including our belief that the seniority of such loans in a borrower's capital structure may provide greater downside protection against the impact of the coronavirus (“COVID-19”) pandemic;
•the percentage of investments that will bear interest on a floating rate or fixed rate basis;
•interest rate volatility, including the transition from LIBOR to one or more alternative reference rate(s); the related potential disputes between market participants regarding the interpretation and enforceability of provisions related to the economic floors in our LIBOR-based investments (or lack thereof), which may result in a loss or degradation of floor protection;
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
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the economic impact of the pandemic; the effect of the COVID-19 pandemic on our business, financial condition, results of operations and fair value of our portfolio investments;
•the impact of the ongoing conflict between Russia and Ukraine;

•the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;
•the belief that long-dated financing affords us operational flexibility;
•the fluctuation of the fair value of our investments due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value; and
•the effect of new or modified laws or regulations governing our operations.
    Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 4, 2022, and this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $484,150 and $428,398 respectively)	$472,538	$421,567
Affiliate investments (amortized cost of $17,651 and $17,650, respectively)	84,376	72,584
Control investment (amortized cost of $0 and $11,264, respectively)	—	12,948
Total investments at fair value (amortized cost of $501,801 and $457,312, respectively)	556,914	507,099
Cash	10,473	43,048
Interest receivable	2,092	1,475
Receivable for investments sold	—	14,893
Prepaid expenses and other assets	2,256	2,533
Total assets	$571,735	$569,048

Liabilities
Revolving lines of credit	$114,650	$100,000
SBA debentures (net of deferred debt issuance costs of $367 and $555, respectively)	50,553	69,365
Unsecured notes (net of deferred debt issuance costs of $4,414 and $4,554 respectively)	175,586	175,446
Interest payable	1,657	3,685
Payable to adviser and affiliates (Note 3)	5,904	6,217
Payable for investments purchased	13,037	8,788
Accrued professional fees	489	452
Other liabilities	1,473	1,351
Total liabilities	363,349	365,304

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,425,429 and 13,422,413 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	134	134
Paid-in capital in excess of par	185,152	185,113
Total distributable earnings	23,100	18,497
Total net assets	208,386	203,744

Total liabilities and net assets	$571,735	$569,048

Number of shares outstanding	13,425,429	13,422,413
Net asset value per share	$15.52	$15.18

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Investment income
Interest income:
Non-control/non-affiliate investments	$9,647	$8,845
Affiliate investments	—	928
Control investment	141	367
Total interest income	9,788	10,140
Dividend income:
Non-control/non-affiliate investments	713	—
Affiliate investments	—	47
Control investment	45	—
Total dividend income	758	47
Fee income:
Non-control/non-affiliate investments	394	267
Affiliate investments	—	37
Control investment	6	—
Total fee income	400	304
Total investment income	10,946	10,491
Expenses
Interest expense	3,624	4,825
Management fee	2,020	1,834
Capital Gains Fee	1,072	—
Professional fees	407	387
Administration fee	451	568
Other expenses	367	327
Total expenses	7,941	7,941
Net investment income	3,005	2,550
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(13)	91
Net realized gain on control investments	278	—
Income tax expense on net realized investment gains	(48)	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	(4,784)	1,584
Net unrealized appreciation on affiliate investments	11,792	1,926
Net unrealized appreciation (depreciation) on control investment	(1,684)	388
Deferred tax expense on investments net unrealized appreciation	(41)	(66)
Net gain on investments	5,500	3,923
Loss on extinguishment of debt	(144)	(2,299)
Net increase in net assets resulting from operations	$8,361	$4,174

Net investment income per common share – basic and diluted	$0.22	$0.19
Net increase in net assets resulting from operations per common share – basic and diluted	$0.62	$0.31
Distributions declared per common share	$0.28	$0.20
Basic and diluted weighted average shares outstanding	13,422,447	13,409,033
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2020	—	$—	13,409,559	$134	$187,124	$(28,302)	$158,956
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	2,550	2,550
Net realized gain on investments, net of taxes	—	—	—	—	—	91	91
Loss on extinguishment of debt	—	—	—	—	—	(2,299)	(2,299)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	3,832	3,832
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	3,103	—	27	—	27
Dividends declared	—	—	—	—	—	(2,682)	(2,682)
Common stock repurchased under stock repurchase program	—	—	(700)	—	(5)	—	(5)
Net increase for the three month period ended March 31, 2021	—	—	2,403	—	22	1,492	1,514
Balances at March 31, 2021	—	$—	13,411,962	$134	$187,146	$(26,810)	$160,470

Balances at December 31, 2021	—	$—	13,422,413	$134	$185,113	$18,497	$203,744
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,005	3,005
Net realized gain on investments, net of taxes	—	—	—	—	—	217	217
Loss on extinguishment of debt	—	—	—	—	—	(144)	(144)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	5,283	5,283
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	3,016	—	39	—	39
Dividends declared	—	—	—	—	—	(3,758)	(3,758)
Net increase for the three month period ended March 31, 2022	—	—	3,016	—	39	4,603	4,642
Balances at March 31, 2022	—	$—	13,425,429	$134	$185,152	$23,100	$208,386

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$8,361	$4,174
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(265)	(91)
Income tax expense on net realized investment gains	48	—
Loss on extinguishment of debt	144	2,299
Net unrealized appreciation on investments, net of taxes	(5,283)	(3,832)
Amortization of Net Loan Fees	(284)	(401)
Amendment fees collected	90	97
Payment-in-kind interest and dividend income	(270)	(487)
Accretion of interest income on Structured Finance Notes	(2,282)	(2,278)
Amortization of debt issuance costs	375	446
Amortization of intangible asset	103	54
Purchase and origination of portfolio investments	(70,164)	(68,498)
Proceeds from principal payments on portfolio investments	19,606	48,609
Proceeds from sale or redemption of portfolio investments	3,143	566
Proceeds from distributions received from Structured Finance Notes	5,743	2,621
Changes in operating assets and liabilities:
Interest receivable	(617)	779
Interest payable	(2,028)	(1,316)
Payable to adviser and affiliates	(313)	(454)
Receivable for investment sold	14,893	(474)
Payable for investments purchased	4,249	24,516
Other assets and liabilities	367	(507)
Net cash provided by (used in) operating activities	(24,384)	5,823

Cash flows from financing activities
Distributions paid to stockholders	(3,719)	(2,655)
Borrowings under revolving lines of credit	14,650	12,900
Repayments under revolving lines of credit	—	(25,400)
Repayments of SBA debentures	(19,000)	(9,765)
Redemption of unsecured notes	—	(98,525)
Proceeds from unsecured notes offering, net of discounts	—	121,791
Payment of deferred financing costs	(122)	(231)
Repurchases of common stock under Stock Repurchase Program	—	(5)
Net cash used in financing activities	(8,191)	(1,890)
Net increase (decrease) in cash	(32,575)	3,933
Cash at beginning of period	43,048	37,708
Cash at end of period	$10,473	$41,641

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,277	$5,695
Reinvestment of distributions to stockholders	39	27
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
March 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
Senior Secured Loan		7.00%	(L +6.00%)	1/28/2022	11/16/2027	$8,978	$8,912	$8,912	4.3%

AAdvantage Loyalty IP Ltd. and American Airlines, Inc. (14) (15) (22)	Scheduled Passenger Air Transportation
Senior Secured Loan		5.50%	(L +4.75%)	3/10/2021	4/20/2028	364	360	369	0.2

Aegion Corporation (15) (22)	Water and Sewer Line and Related Structures Construction
Senior Secured Loan		5.50%	(L +4.75%)	4/1/2021	5/17/2028	2,432	2,400	2,392	1.1

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		5.73%	(SOFR +5.50%)	3/2/2021	2/10/2027	3,797	3,791	3,773	1.8

All Star Auto Lights, Inc. (4) (15)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		7.50%	(L +6.50%)	12/19/2019	8/20/2025	23,276	22,970	23,187	11.1

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		9.51%	(L +8.50%)	1/31/2022	9/14/2029	3,000	2,644	2,644	1.3

Atlantis Holding, LLC (15)	Electronics and Appliance Stores
Senior Secured Loan		7.55%	(L +7.25%)	3/29/2022	3/29/2029	8,421	8,108	8,108	3.9

Autokiniton US Holdings, Inc. (14) (15)	Automotive Parts and Accessories Stores
Senior Secured Loan		5.00%	(L +4.50%)	3/26/2021	4/6/2028	2,696	2,688	2,665	1.3

Avison Young (15) (22)	Nonresidential Property Managers
Senior Secured Loan		6.05%	(L +5.75%)	11/25/2021	1/31/2026	3,977	3,960	3,977	1.9

Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		4.50%	(L +3.75%)	2/26/2021	3/6/2028	1,963	1,953	1,958	0.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Baymark Health Services, Inc. (15)	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		9.50%	(L +8.50%)	6/10/2021	6/11/2028	$4,962	$4,896	$5,012	2.4%
Senior Secured Loan (Delayed Draw) (5)		9.50%	(L +8.50%)	6/10/2021	6/11/2028	2,760	2,640	2,845	1.4
						7,722	7,536	7,857	3.8
Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw) (5) (15)		7.50%	(SOFR +6.50%)	2/25/2022	2/25/2027	1,290	1,192	1,192	0.6
Senior Secured Loan (Revolver) (5)		n/m (18)	(SOFR +6.50%)	2/25/2022	2/25/2027	—	(13)	(13)	—
Common Equity (1,290 Class A units) (10) (13)				2/25/2022		—	1,290	1,290	0.6
						1,290	2,469	2,469	1.2
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			703	29	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/30/2029	4,838	4,827	4,887	2.3

Corel Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.51%	(L +5.00%)	3/2/2021	7/2/2026	2,242	2,236	2,242	1.1

Creation Technologies (15) (22)	Bare Printed Circuit Board Manufacturing
Senior Secured Loan		6.00%	(L +5.50%)	9/24/2021	10/5/2028	2,000	1,985	1,979	0.9

Dessert Holdings	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan (15)		5.01%	(Prime +4.00%)	2/2/2022	6/10/2028	963	958	958	0.5
Senior Secured Loan		8.26%	(Prime +7.25%)	2/2/2022	6/8/2029	1,667	1,638	1,638	0.8
						2,630	2,596	2,596	1.3
DHX Media Ltd. (14) (15) (22)	Motion Picture and Video Production
Senior Secured Loan		5.00%	(L +4.25%)	3/19/2021	3/18/2028	3,964	3,921	3,940	1.9

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		9.00%	(SOFR +8.00%)	3/9/2022	5/25/2026	254	247	259	0.1
Senior Secured Loan		3.44%	(SOFR +3.25%)	11/19/2019	8/24/2026	1,950	1,950	676	0.3
						2,204	2,197	935	0.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Directv Financing, LLC (14) (15)	Wired Telecommunications Carriers
Senior Secured Loan		5.75%	(L +5.00%)	7/22/2021	8/2/2027	$4,294	$4,287	$4,295	2.1%

East West Manufacturing (15)	Fluid Power Pump and Motor Manufacturing
Senior Secured Loan		6.50%	(L +5.75%)	2/11/2022	12/22/2028	1,964	1,945	1,945	0.9
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +2.88%)	2/11/2022	12/22/2028	—	(3)	(3)	—
						1,964	1,942	1,942	0.9
Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (11)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	9,230	9,210	8,917	4.3
Common Equity (71,250 Class A units) (10)				7/13/2017			713	240	0.1
						9,230	9,923	9,157	4.4
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		8.95%	(L +8.50%)	4/8/2021	6/26/2026	3,679	3,293	3,569	1.7

EnergySolutions, LLC (14) (15)	Hazardous Waste Treatment and Disposal
Senior Secured Loan		4.76%	(L +3.75%)	7/8/2021	5/9/2025	1,832	1,828	1,800	0.9

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4) (19)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50%	N/A	12/31/2021	12/31/2025	6,408	6,409	6,408	3.1
Senior Secured Loan		10.00% PIK	N/A	12/31/2021	12/31/2026	6,584	6,585	4,555	2.2
Senior Secured Loan (Revolver) (5)		n/m (18)	N/A	11/29/2021	12/31/2025	—	—	—	—
Equity Participation Rights (23)				12/31/2021		—	4,722	—	—
						12,992	17,716	10,963	5.3
Excelin Home Health, LLC (4)	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	9/30/2025	4,250	4,187	4,036	1.9

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units) (10)				12/29/2017			450	—	—
Common Equity (40,984 Class B units) (10)				12/29/2017			50	—	—
							500	—	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (15)		7.01%	(L +6.00%)	10/15/2021	10/15/2027	$6,582	$6,460	$6,443	3.1%
Senior Secured Loan (Delayed Draw) (5) (15)		7.01%	(L +6.00%)	10/15/2021	10/15/2027	1,424	1,372	1,337	0.6
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.00%)	10/15/2021	10/15/2027	—	(14)	(16)	—
						8,006	7,818	7,764	3.7
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		7.50%	(L +6.75%)	1/27/2022	3/2/2029	4,000	4,000	4,000	1.9

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan (11)		8.00% cash / 1.0% PIK	(L +8.00%)	10/1/2018	10/1/2024	15,260	14,972	15,260	7.3
Senior Secured Loan (Revolver) (5)		8.00%	(L +7.00%)	10/1/2018	10/1/2024	469	457	469	0.2
						15,729	15,429	15,729	7.5
Intouch Midco Inc. (15) (22)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		5.21%	(L +4.75%)	12/20/2019	8/24/2025	2,901	2,867	2,866	1.4

Ivanti Software, Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.00%	(L +4.25%)	3/26/2021	12/1/2027	2,985	2,996	2,950	1.4

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		6.50%	(L +5.50%)	1/14/2021	11/15/2025	5,644	5,454	5,362	2.6

Karman Buyer Corp (14) (15)	Advertising Agencies
Senior Secured Loan		5.25%	(L +4.50%)	3/2/2022	10/28/2027	2,302	2,268	2,285	1.1

KNS Acquisition Corp. (14) (15)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		7.26%	(L +6.25%)	4/16/2021	4/21/2027	6,913	6,872	6,773	3.3

Kreg LLC	Other Ambulatory Health Care Services
Senior Secured Loan (15)		7.26%	(L +6.25%)	12/20/2021	12/20/2026	20,372	20,228	20,153	9.7
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.25%)	12/20/2021	12/20/2026	—	(16)	(24)	—
						20,372	20,212	20,129	9.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
LogMeIn, Inc. (14) (15)	Data Processing, Hosting, and Related Services
Senior Secured Loan		5.22%	(L +4.75%)	3/26/2021	8/31/2027	$2,969	$2,967	$2,922	1.4%

Magenta Buyer LLC (14) (15)	Software Publishers
Senior Secured Loan		5.75%	(L +5.00%)	7/28/2021	7/27/2028	4,850	4,837	4,821	2.3

McGraw Hill Global Education Holdings, LLC (14) (15)	All Other Publishers
Senior Secured Loan		5.55%	(L +4.75%)	4/1/2021	7/28/2028	2,304	2,283	2,284	1.1

Milrose Consultants, LLC (4)	Administrative Management and General Management Consulting Services
Senior Secured Loan (15)		7.51%	(L +6.50%)	7/16/2019	7/16/2025	22,307	22,308	21,980	10.5
Senior Secured Loan (Revolver)		7.51%	(L +6.50%)	7/16/2019	7/16/2025	476	468	452	0.2
						22,783	22,776	22,432	10.7
Molded Devices, Inc.	Other Industrial Machinery Manufacturing
Senior Secured Loan (15)		7.00%	(L +6.00%)	11/1/2021	11/1/2026	8,049	7,975	7,929	3.8
Senior Secured Loan (Delayed Draw) (5) (15)		n/m (18)	(Prime +6.00%)	11/1/2021	11/1/2026	—	(7)	(22)	—
Senior Secured Loan (Revolver) (5)		7.00%	(Prime +6.00%)	11/1/2021	11/1/2026	340	331	326	0.2
						8,389	8,299	8,233	4.0
Odyssey Logistics and Technology Corporation (14) (15)	Freight Transportation Arrangement
Senior Secured Loan		5.00%	(L +4.00%)	4/5/2021	10/12/2024	1,979	1,957	1,945	0.9

One GI LLC	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw) (15)		7.75%	(L +6.75%)	12/13/2021	12/22/2025	7,564	7,423	7,383	3.5
Senior Secured Loan (Delayed Draw) (5) (15)		n/m (18)	(L +6.75%)	12/13/2021	12/13/2023	—	(34)	(95)	—
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.75%)	12/13/2021	12/22/2025	—	(27)	(35)	—
						7,564	7,362	7,253	3.5
Parfums Holding Company, Inc. (14) (15)	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		4.46%	(L +4.00%)	6/25/2019	6/30/2024	1,534	1,533	1,520	0.7

Peraton Inc. (14) (15)	Management Consulting Services
Senior Secured Loan		4.50%	(L +3.75%)	4/2/2021	2/1/2028	818	819	814	0.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6) (10)	Software Publishers
Senior Secured Loan		4.00%	N/A	3/13/2018	3/12/2023	$16,728	$14,192	$7,322	3.5%

PM Acquisition LLC (20)	All Other General Merchandise Stores
Common Equity (499 units) (10) (13)				9/30/2017			499	1,212	0.6

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +10.25%)	3/23/2018	3/24/2025	3,494	3,480	3,555	1.7

Resource Label Group, LLC (14) (15)	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.00%	(L +4.25%)	7/2/2021	7/7/2028	3,429	3,419	3,407	1.6

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)				1/17/2018			492	868	0.4

RSA Security (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		5.50%	(L +4.75%)	4/16/2021	4/27/2028	2,790	2,775	2,735	1.3
Senior Secured Loan		8.50%	(L +7.75%)	4/16/2021	4/27/2029	4,450	4,393	4,265	2.0
						7,240	7,168	7,000	3.3
RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	8/31/2021	8/31/2026	4,179	3,966	3,977	1.9
Senior Secured Loan (Delayed Draw) (5)		9.25%	(L +8.25%)	8/31/2021	2/23/2023	1,264	1,250	1,177	0.6
Warrants (warrants to purchase up to $600,000 in common stock)				8/31/2021	2/28/2023 (12)		200	163	0.1
						5,443	5,416	5,317	2.6
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (2,248 Series A units)				9/4/2020			51	—	—
Preferred Equity (1,603 Series B units)				9/4/2020			160	112	0.1
Common Equity (269 units)				9/4/2020			3	—	—
							214	112	0.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		4.25%	(L +3.50%)	3/25/2021	4/3/2028	$1,836	$1,819	$1,654	0.8%

SourceHOV Tax, Inc. (4)	Other Accounting Services
Senior Secured Loan		7.50%	(L +6.50%)	3/16/2020	3/17/2025	19,740	19,608	19,740	9.5
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.50%)	5/17/2021	3/17/2025	—	(14)	—	—
						19,740	19,594	19,740	9.5
Southern Technical Institute, LLC (4) (23)	Colleges, Universities, and Professional Schools
Equity appreciation rights				6/27/2018			—	7,989	3.8

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,) (15)	Child Day Care Services
Senior Secured Loan		9.26%	(L +8.25%)	7/26/2018	7/30/2026	6,399	6,346	5,953	2.9

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.01%	(L +5.00%)	8/26/2019	8/26/2024	9,750	9,703	9,750	4.7
Senior Secured Loan		6.01%	(L +5.00%)	12/31/2020	8/26/2024	1,053	1,046	1,053	0.5
Senior Secured Loan		6.01%	(L +5.00%)	12/8/2021	8/26/2024	2,653	2,630	2,653	1.3
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +5.00%)	8/26/2019	8/26/2024	—	(3)	—	—
						13,456	13,376	13,456	6.5
SS Acquisition, LLC (15)	Sports and Recreation Instruction
Senior Secured Loan (8)		7.88%	(L +6.88%)	12/30/2021	12/30/2026	3,042	3,013	2,995	1.4
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +6.88%)	12/30/2021	12/30/2026	—	—	(28)	—
						3,042	3,013	2,967	1.4
Staples, Inc. (14) (15) (22)	Business to Business Electronic Markets
Senior Secured Loan		5.32%	(L +5.00%)	6/24/2019	4/16/2026	2,922	2,870	2,768	1.3

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,071	9,073	4.4

Teneo Global LLC (14) (15)	Management Consulting Services
Senior Secured Loan		6.25%	(SOFR +5.25%)	9/10/2021	7/11/2025	1,891	1,881	1,875	0.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		8.00%	(L +7.00%)	12/21/2021	12/22/2024	$16,333	$16,333	$16,372	7.9%
Senior Secured Loan (Revolver) (5)		8.00%	(L +7.00%)	12/21/2021	12/22/2024	933	891	933	0.4
						17,266	17,224	17,305	8.3
Thryv, Inc. (14) (15)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	1,983	1,942	1,991	1.0

Tolemar Acquisition, INC.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan (15)		7.00%	(L +6.00%)	10/14/2021	10/14/2026	15,622	15,551	15,807	7.6
Senior Secured Loan (Revolver) (5)		7.45%	(L +6.00%)	10/14/2021	10/14/2026	1,029	1,018	1,029	0.5
						16,651	16,569	16,836	8.1
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		9.46%	(L +8.50%)	5/13/2021	11/2/2028	4,500	4,625	4,590	2.2

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			9	16	—
Warrants (3,976 units)				7/26/2012	4/16/2023 (12)		82	8	—
							91	24	—
West Corporation (14) (15)	All Other Telecommunications
Senior Secured Loan		4.50%	(L +3.50%)	2/26/2021	10/10/2024	871	860	791	0.4
Senior Secured Loan		5.00%	(L +4.00%)	7/29/2021	10/10/2024	2,564	2,514	2,351	1.1
						3,435	3,374	3,142	1.5
Yahoo / Verizon Media (14) (15)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		6.25%	(L +5.50%)	7/21/2021	9/1/2027	3,252	3,219	3,242	1.6

Total Debt and Equity Investments						$387,857	$390,575	$382,161	183.5%

Structured Finance Note Investments
Subordinated Notes and Mezzanine Debt (9) (16) (22)
Apex Credit CLO 2020 Ltd. (7)
Subordinated Notes		10.55%		11/16/2020	10/20/2031	$11,080	$9,262	$9,226	4.4%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Apex Credit CLO 2021 Ltd (7)
Subordinated Notes		13.29%		5/28/2021	7/18/2034	$8,630	$7,130	$6,584	3.2%

Ares L CLO
Mezzanine debt - Class E		5.89%	(L +5.65%)	2/17/2022	1/15/2032	6,000	5,687	5,687	2.7

Barings CLO 2019-I Ltd.
Mezzanine debt - Class E		7.10%	(L +6.86%)	2/23/2022	4/15/2035	8,000	7,885	7,885	3.8

Dryden 53 CLO, Ltd. (7)
Subordinated Notes - Income		20.75%		10/26/2020	1/15/2031	2,700	1,567	1,466	0.7
Subordinated Notes		20.73%		10/26/2020	1/15/2031	2,159	1,254	1,173	0.6
						4,859	2,821	2,639	1.3
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		18.49%		9/27/2019	10/20/2032	2,750	2,090	2,175	1.0

Elevation CLO 2017-7, Ltd. (7) (24)
Subordinated Notes		0.0%		2/6/2019	7/15/2030	8,403	4,224	3,085	1.5

Flatiron CLO 18, Ltd. (7)
Subordinated Notes		18.69%		1/2/2019	4/17/2031	9,680	6,840	6,769	3.2

Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		23.34%		1/8/2020	7/27/2047	10,000	6,236	6,701	3.2

Madison Park Funding XXIX, Ltd. (7)
Subordinated Notes		15.48%		12/22/2020	10/18/2047	9,500	6,712	6,219	3.0

Monroe Capital MML CLO X, Ltd.
Mezzanine debt - Class E		9.33%	(L +8.85%)	8/7/2020	8/20/2031	1,000	952	990	0.5

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		17.83%		1/23/2020	10/20/2030	7,000	4,634	4,135	2.0

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine debt - Class E		7.55%	(L +7.30%)	1/26/2021	1/20/2034	1,000	975	973	0.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Redding Ridge 4 (7)
Subordinated Notes		14.23%		3/4/2021	4/15/2030	$1,300	$1,081	$1,026	0.5%

Regatta II Funding
Mezzanine debt - Class DR2		7.19%	(L +6.95%)	6/5/2020	1/15/2029	800	747	791	0.4

THL Credit Wind River 2019‐3 CLO Ltd (7)
Subordinated Notes		13.67%		4/5/2019	4/15/2031	7,000	5,568	4,847	2.3

Trinitas CLO VIII (7)
Subordinated Notes		20.56%		3/4/2021	7/20/2117	5,200	3,082	3,010	1.4

Wellfleet CLO 2018-2 (7)
Subordinated Notes		19.53%		3/4/2021	10/20/2031	1,000	649	635	0.3

Total Subordinated Notes and Mezzanine Debt Investments						$103,202	$76,575	$73,377	35.2%

Loan Accumulation Facility (17) (22)
Apex Credit CLO 2021-II Ltd
Loan accumulation facility		13.50%		7/14/2021	7/14/2022	$8,500	$8,500	$8,500	4.1%

Brightwood Capital MM CLO 2022-1, LTD
Loan accumulation facility		13.50%		1/5/2022	12/31/2032	8,500	8,500	8,500	4.1

Total Loan Accumulation Facility Investments						$17,000	$17,000	$17,000	8.2%

Total Structured Finance Notes						$120,202	$93,575	$90,377	43.4%

Total Non-control/Non-affiliate Investments						$508,059	$484,150	$472,538	226.9%
Affiliate Investments
Contract Datascan Holdings, Inc. (4) (10) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			$5,849	$4,943	2.4%
Common Equity (11,273 shares)				6/28/2016			104	209	0.1
							5,953	5,152	2.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)				3/8/2018			$1,135	$1,222	0.6%

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00%	N/A	4/17/2015	7/20/2022	7,793	4,696	436	0.2
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						7,793	8,179	436	0.2
Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	75,308	36.1

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	1,134	0.5

TRS Services, LLC (4) (10) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			—	1,124	0.5
Common Equity (3,000,000 units)				12/10/2014			572	—	—
							572	1,124	0.5

Total Affiliate Investments						$7,793	$17,651	$84,376	40.4%

Total Investments						$515,852	$501,801	$556,914	267.3%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)At March 31, 2022, 96% of the investments that bear interest at a variable rate are indexed to LIBOR (L), and reset monthly, quarterly, or semi-annually. As of March 31, 2022, variable-rate loans with an aggregate principal amount of $189,530 were subject to LIBOR reference rate floor provisions, generally 0.75% or 1.00%. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect at March 31, 2022. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted by footnote 14, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2022
(Dollar amounts in thousands)

(4)Investments (or portion thereof) held by SBIC I LP. These assets are pledged as collateral of the SBA debentures and cannot be pledged under any debt obligation of the Company.
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of March 31, 2022, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of March 31, 2022:

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
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2022:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Inergex Holdings, LLC	Senior Loan	0% or 1.00%	9.01% to 8.01%	1.00%
Master Cutlery, LLC	Subordinated Loan	0% to 13.00%	13.00% to 0%	13.00%

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
(17)Loan accumulation facilities are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. Reported yields represent an estimated yield. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. As of March 31, 2022, the fair value of loan accumulation facilities were determined by reference to Transaction Price as an approximation of fair value.
(18)Not meaningful as there is no outstanding balance on the revolver. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company holds at least one seat on the portfolio company’s board of directors.
(20)The Company has an observer seat on the portfolio company’s board of directors.
(21)Portfolio company represents greater than 5% of total assets at March 31, 2022.
(22)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of March 31, 2022, approximately 81% of the Company's assets were qualifying assets.
(23)Equity participation rights issued by unaffiliated third party fully covered with underlying positions in the portfolio company.
(24)As of March 31, 2022, the effective accretable yield has been estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security's anticipated optional redemption, is less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions will be recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security's then-current amortized cost.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
AAdvantage Loyalty IP Ltd. and American Airlines, Inc. (14) (15) (22)	Scheduled Passenger Air Transportation
Senior Secured Loan		5.50%	(L +4.75%)	3/10/2021	4/20/2028	$364	$360	$377	0.2%

Aegion Corporation (15) (22)	Water and Sewer Line and Related Structures Construction
Senior Secured Loan		5.50%	(L +4.75%)	4/1/2021	5/17/2028	630	627	628	0.3

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		5.72%	(L +5.50%)	3/2/2021	2/10/2027	3,807	3,801	3,810	1.8

All Star Auto Lights, Inc. (4) (15)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.25%	(L +7.25%)	12/19/2019	8/20/2025	23,335	23,005	23,052	11.3

Autokiniton US Holdings, Inc. (14) (15)	Automotive Parts and Accessories Stores
Senior Secured Loan		5.00%	(L +4.50%)	3/26/2021	4/6/2028	2,696	2,688	2,704	1.3

Avison Young (15)	Nonresidential Property Managers
Senior Secured Loan		5.97%	(L +5.75%)	11/25/2021	1/31/2026	2,987	2,972	2,972	1.5

Ball Metalpack	Metal Can Manufacturing
Senior Secured Loan		9.75%	(L +8.75%)	6/8/2021	7/31/2026	2,167	2,143	2,167	1.1

Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		4.50%	(L +3.75%)	2/26/2021	3/6/2028	1,967	1,958	1,972	1.0

BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.50%	(L +8.50%)	6/10/2021	6/11/2028	4,962	4,893	5,061	2.5
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +8.50%)	6/10/2021	6/11/2028	—	(124)	170	0.1
						4,962	4,769	5,231	2.6
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			703	29	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/30/2029	$4,838	$4,827	$4,887	2.4%

Corel Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.18%	(L +5.00%)	3/2/2021	7/2/2026	2,271	2,265	2,270	1.1

Creation Technologies (15) (22)	Bare Printed Circuit Board Manufacturing
Senior Secured Loan		6.00%	(L +5.50%)	9/24/2021	10/5/2028	2,000	1,985	1,977	1.0

DHX Media Ltd. (14) (15) (22)	Motion Picture and Video Production
Senior Secured Loan		5.00%	(L +4.25%)	3/19/2021	3/18/2028	3,974	3,929	3,970	1.9

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		3.36%	(L +3.25%)	11/19/2019	8/24/2026	1,955	1,957	918	0.5

DIRECTV Financing, LLC (14) (15)	Wired Telecommunications Carriers
Senior Secured Loan		5.75%	(L +5.00%)	7/22/2021	8/2/2027	4,395	4,388	4,405	2.2

Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (11)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	9,207	9,181	9,049	4.4
Common Equity (71,250 Class A units) (10)				7/13/2017			713	292	0.1
						9,207	9,894	9,341	4.5
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		8.60%	(L +8.50%)	4/8/2021	6/26/2026	3,000	2,653	2,954	1.4

EnergySolutions, LLC (14) (15)	Hazardous Waste Treatment and Disposal
Senior Secured Loan		4.75%	(L +3.75%)	7/8/2021	5/9/2025	1,837	1,833	1,837	0.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50%	N/A	12/31/2021	12/31/2025	$6,424	$6,424	$6,424	3.2%
Senior Secured Loan		10.00% PIK	N/A	12/31/2021	12/31/2026	6,424	6,424	4,645	2.3
Senior Secured Loan (Revolver) (5)		7.50%	N/A	11/29/2021	12/31/2025	563	563	563	0.3
Equity Participation Rights (23)				12/31/2021		—	4,722	—	—
						13,411	18,133	11,632	5.8
Excelin Home Health, LLC (4)	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	9/30/2025	4,250	4,182	4,250	2.1

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units) (10)				12/29/2017			450	77	—
Common Equity (40,984 Class B units) (10)				12/29/2017			50	3	—
							500	80	—
Honor HN Buyer Inc (15)	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		7.00%	(L +6.00%)	10/15/2021	10/15/2027	6,598	6,471	6,471	3.2
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +6.00%)	10/15/2021	10/15/2027	—	(40)	(40)	—
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.00%)	10/15/2021	10/15/2027	—	(15)	(15)	—
						6,598	6,416	6,416	3.2
Hunter Fan Company (14) (15)	Small Electrical Appliance Manufacturing
Senior Secured Loan		5.75%	(L +5.00%)	8/10/2021	5/8/2028	4,988	4,997	4,997	2.5

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00% cash / 1.00% PIK	(L +8.00%)	10/1/2018	10/1/2024	15,260	15,030	15,260	7.5
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +7.00%)	10/1/2018	10/1/2024	—	(13)	—	—
						15,260	15,017	15,260	7.5
Intouch Midco Inc. (15) (22)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		4.85%	(L +4.75%)	12/20/2019	8/24/2025	2,909	2,872	2,865	1.4

Ivanti Software, Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.00%	(L +4.25%)	3/26/2021	12/1/2027	2,985	2,996	2,993	1.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		6.50%	(L +5.50%)	1/14/2021	11/15/2025	$5,736	$5,529	$5,550	2.7%

KNS Acquisition Corp. (14) (15)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		7.00%	(L +6.25%)	4/16/2021	4/21/2027	6,956	6,913	6,870	3.4

Kreg LLC (15)	Other Ambulatory Health Care Services
Senior Secured Loan		7.25%	(L +6.25%)	12/20/2021	12/20/2026	20,500	20,347	20,347	10.0
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.25%)	12/20/2021	12/20/2026	—	(17)	(17)	—
						20,500	20,330	20,330	10.0
LogMeIn, Inc. (14) (15)	Data Processing, Hosting, and Related Services
Senior Secured Loan		4.86%	(L +4.75%)	3/26/2021	8/31/2027	2,979	2,977	2,966	1.5

Magenta Buyer LLC (14) (15)	Software Publishers
Senior Secured Loan		5.75%	(L +5.00%)	7/28/2021	7/27/2028	4,850	4,836	4,845	2.4

McGraw Hill Global Education Holdings, LLC (14) (15)	All Other Publishers
Senior Secured Loan		4.85%	(L +4.75%)	4/1/2021	7/28/2028	2,310	2,288	2,303	1.1

Milrose Consultants, LLC (4)	Administrative Management and General Management Consulting Services
Senior Secured Loan (15)		7.50%	(L +6.50%)	7/16/2019	7/16/2025	22,364	22,364	22,024	10.8
Senior Secured Loan (Revolver)		7.50%	(L +6.50%)	7/16/2019	7/16/2025	634	626	610	0.3
						22,998	22,990	22,634	11.1
Molded Devices, Inc. (15)	Other Industrial Machinery Manufacturing
Senior Secured Loan		8.25%	(Prime + 5.00%)	11/1/2021	11/1/2026	8,069	7,991	7,991	3.9
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(Prime + 5.00%)	11/1/2021	11/1/2026	—	(7)	(7)	—
Senior Secured Loan (Revolver) (5)		n/m (18)	(Prime + 5.00%)	11/1/2021	11/1/2026	—	(9)	(9)	—
						8,069	7,975	7,975	3.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Odyssey Logistics and Technology Corporation (14) (15)	Freight Transportation Arrangement
Senior Secured Loan		5.00%	(L +4.00%)	4/5/2021	10/12/2024	$1,985	$1,960	$1,970	1.0%

One GI LLC (15)	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		7.75%	(L +6.75%)	12/13/2021	3/13/2022	5,515	5,403	5,403	2.7
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +6.75%)	12/13/2021	12/13/2023	—	(39)	(39)	—
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.75%)	12/13/2021	12/22/2025	—	(29)	(29)	—
						5,515	5,335	5,335	2.7
Parfums Holding Company, Inc. (14) (15)	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		4.10%	(L +4.00%)	6/25/2019	6/30/2024	1,534	1,533	1,531	0.8

Peraton Inc. (14) (15)	Management Consulting Services
Senior Secured Loan		4.50%	(L +3.75%)	4/2/2021	2/1/2028	835	836	837	0.4

Plnet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC (6) (10)	Software Publishers
Senior Secured Loan		4.00%	N/A	3/13/2018	3/12/2023	16,728	14,358	7,027	3.3

PM Acquisition LLC (20)	All Other General Merchandise Stores
Common Equity (499 units) (10) (13)				9/30/2017			499	1,698	0.8

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.00% PIK	(L +9.75%)	3/23/2018	3/24/2025	5,367	5,344	5,378	2.6

Resource Label Group, LLC (14) (15)	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.00%	(L +4.25%)	7/2/2021	7/7/2028	694	692	694	0.3
Senior Secured Loan (Delayed Draw)		5.00%	(L +4.25%)	7/2/2021	7/2/2028	2,743	2,735	2,742	1.3
						3,437	3,427	3,436	1.6
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)				1/17/2018			492	794	0.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
RSA Security (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		5.50%	(L +4.75%)	4/16/2021	4/27/2028	$2,797	$2,782	$2,680	1.3%
Senior Secured Loan		8.50%	(L +7.75%)	4/16/2021	4/27/2029	4,450	4,392	4,223	2.1
						7,247	7,174	6,903	3.4
RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	8/31/2021	8/31/2026	4,190	3,964	4,006	2.0
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +8.25%)	8/31/2021	2/23/2023	—	(18)	(79)	—
Warrants (warrants to purchase up to $600,000 in common stock)				8/31/2021	2/28/2023 (12)	—	200	274	0.1
						4,190	4,146	4,201	2.1
Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (2,248 Series A units)				9/4/2020			51	—	—
Preferred Equity (1,603 Series B units)				9/4/2020			160	12	—
Common Equity (269 units)				9/4/2020			3	—	—
							214	12	—
Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		4.25%	(L +3.50%)	3/25/2021	4/3/2028	1,840	1,823	1,794	0.9

SourceHOV Tax, Inc. (4)	Other Accounting Services
Senior Secured Loan		7.50%	(L +6.50%)	3/16/2020	3/16/2025	19,790	19,648	19,935	9.8
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.50%)	5/17/2021	3/17/2025	—	(15)	—	—
						19,790	19,633	19,935	9.8
Southern Technical Institute, LLC (4) (10)(23)	Colleges, Universities, and Professional Schools
Equity Participation Rights				6/27/2018			—	7,408	3.6

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.) (15)	Child Day Care Services
Senior Secured Loan		8.47%	(L +8.25%)	7/26/2018	7/30/2026	6,399	6,336	5,916	2.9

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			$9	$17	—%
Warrants (29,374 units)				7/26/2012	3/5/2022 (12)		82	8	—
							91	25	—
West Corporation (14) (15)	All Other Telecommunications
Senior Secured Loan		4.50%	(L +3.50%)	2/26/2021	10/10/2024	887	874	838	0.4
Senior Secured Loan		5.00%	(L +4.00%)	7/29/2021	10/10/2024	2,611	2,555	2,485	1.2
						3,498	3,429	3,323	1.6
Yahoo / Verizon Media (14) (15)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		6.25%	(L +5.50%)	7/21/2021	9/1/2027	3,294	3,249	3,299	1.6

Total Debt and Equity Investments						$350,939	$353,447	$346,366	170.1%

Structured Finance Note Investments (22)
Subordinated Notes and Mezzanine Debt (9) (16)
Apex Credit CLO 2020 (7)
Subordinated Notes		10.20%		11/16/2020	10/20/2031	$11,080	$9,297	$9,090	4.5%

Apex Credit CLO 2021 Ltd (7)
Subordinated Notes		14.53%		5/28/2021	7/18/2034	8,630	7,797	7,442	3.7

Dryden 53 CLO, LTD. (7)
Subordinated Notes - Income		23.72%		10/26/2020	1/15/2031	2,700	1,611	1,672	0.8
Subordinated Notes		23.69%		10/26/2020	1/15/2031	2,159	1,289	1,337	0.7
						4,859	2,900	3,009	1.5
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		15.73%		9/27/2019	10/20/2032	2,750	2,119	2,374	1.2

Elevation CLO 2017-7, Ltd. (7)
Subordinated Notes		11.96%		2/6/2019	7/15/2030	10,000	6,137	5,357	2.6

Flatiron CLO 18, Ltd. (7)
Subordinated Notes		19.09%		1/2/2019	4/17/2031	9,680	6,942	7,331	3.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		24.21%		1/8/2020	7/27/2047	$10,000	$6,370	$7,211	3.5%

Madison Park Funding XXIX, Ltd. (7)
Subordinated Notes		15.88%		12/22/2020	10/18/2047	9,500	6,899	7,001	3.4

Monroe Capital MML CLO X, LTD.
Mezzanine debt - Class E		10.92%	(L +8.85%)	8/7/2020	8/20/2031	1,000	949	996	0.5

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		17.69%		1/23/2020	10/20/2030	7,000	4,733	4,845	2.4

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine debt - Class E		8.63%	(L +7.30%)	1/26/2021	1/20/2034	1,000	974	988	0.5

Redding Ridge 4 (7)
Subordinated Notes		18.02		3/4/2021	4/15/2030	1,300	1,104	1,106	0.5

Regatta II Funding
Mezzanine debt - Class DR2		13.42%	(L +6.95%)	6/5/2020	1/15/2029	800	737	795	0.4

THL Credit Wind River 2019‐3 CLO Ltd. (7)
Subordinated Notes		13.09%		4/5/2019	4/15/2031	7,000	5,710	5,231	2.6

Trinitas CLO VIII (7)
Subordinated Notes		21.34%		3/4/2021	7/20/2117	5,200	3,128	3,229	1.6

Wellfleet CLO 2018-2 (7)
Subordinated Notes		19.74%		3/4/2021	10/20/2031	1,000	655	696	0.3

Total Subordinated Notes and Mezzanine Debt Investments						$90,799	$66,451	$66,701	32.8%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Loan Accumulation Facility (17) (22)
Apex Credit CLO 2021-II Ltd
Loan accumulation facility		13.50%		7/14/2021	7/14/2022	$8,500	$8,500	$8,500	4.2%

Total Structured Finance Notes						$99,299	$74,951	$75,201	37.0%

Total Non-control/Non-affiliate Investments						$450,238	$428,398	$421,567	207.1%

Affiliate Investments
Contract Datascan Holdings, Inc. (4) (10) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK				8/5/2015			$5,849	$2,748	1.3%
Common Equity (11,273 shares)				6/28/2016			104	25	—
							5,953	2,773	1.3
DRS Imaging Services, LLC (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,289	0.6

Master Cutlery, LLC (4) (10)(20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00% (11)	N/A	4/17/2015	7/20/2022	7,563	4,696	699	0.3
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						7,563	8,179	699	0.3
Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	65,740	32.3

TalentSmart Holdings, LLC (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares) (10) (13)				10/11/2019			1,595	1,095	0.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TRS Services, LLC (4) (10) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			$—	$988	0.5%
Common Equity (3,000,000 units)				12/10/2014			572	—	—
							572	988	0.5

Total Affiliate Investments						$7,563	$17,650	$72,584	35.5%

Control Investment
MTE Holding Corp. (4) (19)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		11.00% cash / 5.00% PIK	(L +15.00%)	11/25/2015	4/30/2022	$8,195	$8,195	$8,195	4.0%
Common Equity (554 shares)				11/25/2015			3,069	4,753	2.3
						8,195	11,264	12,948	6.3
Total Control Investment						$8,195	$11,264	$12,948	6.3%

Total Investments						$465,995	$457,312	$507,099	248.9%

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
OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. In addition, OFS Advisor serves as the investment adviser for HPCI, a non-traded BDC with an investment strategy and objective similar to that of the Company. OFS Advisor also serves as the investment adviser for OCCI, a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act and that primarily invests in Structured Finance Notes. Additionally, OFS Advisor serves as the collateral manager to CLOs, adviser to separately-managed accounts and sub-advisor to investment companies managed by an affiliate.
The Company may make investments directly or through one of its subsidiaries: SBIC I LP, OFSCC-FS or OFSCC-MB.
SBIC I LP is an investment company subsidiary licensed under the SBA’s small business investment company program. The Company is limited to follow-on investments in current portfolio companies held through SBIC I LP. SBIC I LP is subject to SBA regulations and policies, including periodic examinations by the SBA. SBIC I LP intends to repay over time its outstanding SBA debentures prior to their scheduled maturity dates.
OFSCC-FS, an indirect wholly owned and consolidated subsidiary of the Company, is a special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments. OFSCC-FS has debt financing through its BNP Facility, which provides OFSCC-FS with borrowing capacity of up to $150,000.
OFSCC-MB is a wholly-owned and consolidated subsidiary taxed under subchapter C of the Code that generally holds the Company’s equity investments in portfolio companies that are taxed as pass-through entities.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under ASC Topic 946, Financial Services–Investment Companies. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 4, 2022. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10~~-~~K for the year ended December 31, 2021.
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
Intangible asset: On December 4, 2013, in connection with the SBIC Acquisition, the Company recorded an intangible asset of $2,500 attributable to the SBIC license. The Company amortizes this intangible asset on a straight-line basis over its estimated useful life. During the first quarter of 2022, the Company changed its estimate of the useful life to terminate on March 1, 2024 due to continued early redemptions of SBA debentures.

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
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the Investment Advisory Agreement. The continuation of the Investment Advisory Agreement was most recently approved by the Board on April 5, 2022. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company, and OFS Advisor is free to furnish similar services to other entities, including other funds affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser or collateral manager to CLO funds and other companies, including HPCI and OCCI.
OFS Advisor receives fees for providing services to the Company, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% and based on the average value of the Company’s total assets (other than cash, but including assets purchased with borrowed amounts and assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. OFS Advisor has elected to exclude the value of the intangible asset resulting from the SBIC Acquisition from the base management fee calculation.
Effective January 1, 2022, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (excluding cash) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis, and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. This agreement was renewed for the 2022 calendar year on February 4, 2022.
The incentive fee has two parts. The first part of the incentive fee (“Income Incentive Fee”) is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through December 31, 2021, the Company has not made a Capital Gains Fee payment.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of March 31, 2022 and December 31, 2021, Capital Gains Fees of $2,988 and $1,916, respectively, were deferred and are included in the amounts payable to the investment adviser and affiliates as listed on the consolidated statements of assets and liabilities.
License Agreement: The Company is party to a license agreement with OFSAM under which OFSAM has granted the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. The Administration Agreement was most recently approved by the Board on April 5, 2022. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Equity Ownership: As of March 31, 2022, affiliates of OFS Advisor held approximately 3,019,694 shares of common stock, which is approximately 22.5% of the Company's outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three months ended March 31, 2022 and 2021, are presented below:

	Three Months Ended March 31,
	2022	2021
Base management fees	$2,020	$1,834
Incentive fees:
Income Incentive Fee	—	—
Capital Gains Fee	1,072	—
Administration fee expense	451	568
Distributions paid to affiliates	846	607
Note 4. Investments
As of March 31, 2022, the Company had loans to 63 portfolio companies, of which 97% were senior secured loans and 3% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. The Company also held equity investments in 12 portfolio companies in which it did not hold a debt investment and 20 investments in Structured Finance Notes. At March 31, 2022, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$371,941	74.2%	178.4%	$361,317	64.7%	173.4%
Subordinated debt investments	13,906	2.8	6.7	9,353	1.7	4.5
Preferred equity	9,552	1.9	4.6	6,195	1.1	3.0
Common equity, warrants and other	12,827	2.6	6.2	89,672	16.1	43.0
Total Portfolio Company Investments	408,226	81.5	195.9	466,537	83.6	223.9
Structured Finance Notes	93,575	18.5	44.9	90,377	16.4	43.4
Total investments	$501,801	100.0%	240.8%	$556,914	100.0%	267.3%
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in US dollars. As of March 31, 2022 and December 31, 2021, the Company's investment portfolio was domiciled as follows:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$395,242	$453,512	$378,823	$428,321
Canada	21,484	21,525	12,038	12,077
Cayman Islands[1]	85,075	81,877	66,451	66,701
Total investments	$501,801	$556,914	$457,312	$507,099
(1) Cayman Island investments represent certain Structured Finance Note securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.
As of March 31, 2022, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$112	—%	0.1%
Hazardous Waste Treatment and Disposal	1,828	0.4	0.9	1,800	0.3	0.9

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Landscaping Services	$4,625	0.9%	2.2%	$4,590	0.8%	2.2%
Security Systems Services (except Locksmiths)	4,827	1.0	2.3	4,887	0.9	2.3
Temporary Help Services	8,912	1.8	4.3	8,912	1.6	4.3
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	17,224	3.4	8.3	17,305	3.1	8.3
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,716	3.5	8.5	10,963	2.0	5.3
New Single-Family Housing Construction (except For-Sale Builders)	1,819	0.4	0.9	1,654	0.3	0.8
Plumbing, Heating, and Air-Conditioning Contractors	3,480	0.7	1.7	3,555	0.6	1.7
Water and Sewer Line and Related Structures Construction	2,400	0.5	1.2	2,392	0.4	1.1
Education Services
Colleges, Universities, and Professional Schools	—	—	—	7,989	1.4	3.8
Professional and Management Development Training	1,595	0.3	0.8	1,134	0.2	0.5
Sports and Recreation Instruction	3,013	0.6	1.4	2,967	0.5	1.4
Health Care and Social Assistance
Child Day Care Services	6,346	1.3	3.0	5,953	1.1	2.9
Home Health Care Services	4,187	0.8	2.0	4,036	0.7	1.9
Medical Laboratories	91	—	—	24	—	—
Offices of Physicians, Mental Health Specialists	13,376	2.7	6.4	13,456	2.4	6.5
Other Ambulatory Health Care Services	20,212	4.0	9.7	20,129	3.6	9.7
Outpatient Mental Health and Substance Abuse Centers	7,536	1.5	3.6	7,857	1.4	3.8
Services for the Elderly and Persons with Disabilities	10,287	2.1	4.9	10,233	1.8	4.9
Information
All Other Publishers	2,283	0.5	1.1	2,284	0.4	1.1
All Other Telecommunications	3,374	0.7	1.6	3,142	0.6	1.5
Cable and Other Subscription Programming	3,791	0.8	1.8	3,773	0.7	1.8
Data Processing, Hosting, and Related Services	4,102	0.8	2.0	4,144	0.7	2.0
Directory and Mailing List Publishers	1,942	0.4	0.9	1,991	0.4	1.0
Internet Publishing and Broadcasting and Web Search Portals	3,219	0.6	1.5	3,242	0.6	1.6
Motion Picture and Video Production	3,921	0.8	1.9	3,940	0.7	1.9
Software Publishers	24,753	4.9	11.9	18,203	3.3	8.7
Television Broadcasting	2,197	0.4	1.1	935	0.2	0.4
Wired Telecommunications Carriers	4,287	0.9	2.1	4,295	0.8	2.1

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Management of Companies and Enterprises
Offices of Other Holding Companies	$7,362	1.5%	3.5%	$7,253	1.3%	3.5%
Manufacturing
Bare Printed Circuit Board Manufacturing	1,985	0.4	1.0	1,979	0.4	0.9
Commercial Printing (except Screen and Books)	3,419	0.7	1.6	3,407	0.6	1.6
Current-Carrying Wiring Device Manufacturing	3,293	0.7	1.6	3,569	0.6	1.7
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.2	—	—	—
Fluid Power Pump and Motor Manufacturing	1,942	0.4	0.9	1,942	0.3	0.9
Ice Cream and Frozen Dessert Manufacturing	2,596	0.5	1.2	2,596	0.5	1.2
Motorcycle, Bicycle, and Parts Manufacturing	16,569	3.3	8.0	16,836	3.0	8.1
Other Industrial Machinery Manufacturing	13,715	2.7	6.6	13,550	2.4	6.5
Pharmaceutical Preparation Manufacturing	217	—	0.1	75,308	13.5	36.1
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	1,124	0.2	0.5
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	22,776	4.5	10.9	22,432	4.0	10.8
Advertising Agencies	2,268	0.5	1.1	2,285	0.4	1.1
All Other Professional, Scientific, and Technical Services	2,867	0.6	1.4	2,866	0.5	1.4
Management Consulting Services	2,700	0.5	1.3	2,689	0.5	1.3
Other Accounting Services	19,594	3.9	9.4	19,740	3.5	9.5
Other Computer Related Services	15,429	3.1	7.4	15,729	2.8	7.5
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.1	0.3	29	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	3,960	0.8	1.9	3,977	0.7	1.9
Office Machinery and Equipment Rental and Leasing	5,953	1.2	2.9	5,152	0.9	2.5
Retail Trade
Automotive Parts and Accessories Stores	2,688	0.5	1.3	2,665	0.5	1.3
Cosmetics, Beauty Supplies, and Perfume Stores	1,533	0.3	0.7	1,520	0.3	0.7
Electronics and Appliance Stores	8,108	1.6	3.9	8,108	1.5	3.9
Electronic Shopping and Mail-Order Houses	6,872	1.4	3.3	6,773	1.2	3.3
Shoe store	9,923	2.0	4.8	9,157	1.6	4.4
Sporting Goods Stores	1,953	0.4	0.9	1,958	0.4	0.9
All Other General Merchandise Stores	499	0.1	0.2	1,212	0.2	0.6
Transportation and Warehousing

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Freight Transportation Arrangement	$1,957	0.4%	0.9%	$1,945	0.3%	0.9%
Scheduled Passenger Air Transportation	360	0.1	0.2	369	0.1	0.2
Wholesale Trade
Business to Business Electronic Markets	2,870	0.6	1.4	2,768	0.5	1.3
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	11,168	2.2	5.4	11,000	2.0	5.3
Drugs and Druggists' Sundries Merchant Wholesalers	5,454	1.1	2.6	5,362	1.0	2.6
Industrial Machinery and Equipment Merchant Wholesalers	9,071	1.8	4.4	9,073	1.6	4.4
Motor Vehicle Parts (Used) Merchant Wholesalers	22,970	4.6	11.0	23,187	4.2	11.1
Other Miscellaneous Nondurable Goods Merchant Wholesalers	2,644	0.5	1.3	2,644	0.5	1.3
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,179	1.6	3.9	436	0.1	0.2
Total Portfolio Company Investments	$408,226	81.5%	195.9%	$466,537	83.6%	223.9%
Structured Finance Notes	93,575	18.5	44.9	90,377	16.4	43.4
Total investments	$501,801	100.0%	240.8%	$556,914	100.0%	267.3%
As of December 31, 2021, the Company had loans to 58 portfolio companies, of which 95% were senior secured loans and 5% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. The Company also held an equity investment in 12 portfolio companies in which it did not hold a debt investment, as well as 17 investments in Structured Finance Notes. At December 31, 2021, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$336,132	73.3%	165.0%	$326,704	64.9%	160.4%
Subordinated debt investments	22,071	4.8	10.8	17,943	3.5	8.8
Preferred equity	9,552	2.1	4.7	3,765	0.7	1.8
Common equity, warrants and other	14,606	3.2	7.2	83,486	16.5	41.0
Total debt and equity investments	$382,361	83.4%	187.7%	$431,898	85.6%	212.0%
Structured Finance Notes	74,951	16.6	36.8	75,201	14.4	36.9
Total	$457,312	100.0%	224.5%	$507,099	100.0%	248.9%
As of December 31, 2021, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$12	—%	—%
Hazardous Waste Treatment and Disposal	1,833	0.4	0.9	1,837	0.4	0.9
Landscaping Services	4,630	1.0	2.3	4,590	0.9	2.3
Security Systems Services (except Locksmiths)	4,827	1.1	2.4	4,887	1.0	2.4

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	$16,287	3.6%	8.0%	$16,396	3.2%	8.0%
Construction
Electrical Contractors and Other Wiring Installation Contractors	18,132	4.0	8.9	11,632	2.3	5.7
New Single-Family Housing Construction (except For-Sale Builders)	1,823	0.4	0.9	1,794	0.4	0.9
Plumbing, Heating, and Air-Conditioning Contractors	5,344	1.2	2.6	5,378	1.1	2.6
Water and Sewer Line and Related Structures Construction	627	0.1	0.3	628	0.1	0.3
Education Services
Colleges, Universities, and Professional Schools	—	—	—	7,408	1.5	3.6
Professional and Management Development Training	1,595	0.3	0.8	1,095	0.2	0.5
Sports and Recreation Instruction	3,011	0.7	1.5	3,011	0.6	1.5
Health Care and Social Assistance
Child Day Care Services	6,336	1.4	3.1	5,916	1.2	2.9
Home Health Care Services	4,182	0.9	2.1	4,250	0.8	2.1
Medical Laboratories	92	—	—	25	—	—
Offices of Physicians, Mental Health Specialists	13,402	2.9	6.6	13,491	2.7	6.6
Other Ambulatory Health Care Services	20,331	4.4	10.0	20,331	4.0	10.0
Outpatient Mental Health and Substance Abuse Centers	4,770	1.0	2.3	5,231	1.0	2.6
Services for the Elderly and Persons with Disabilities	6,416	1.4	3.1	6,416	1.3	3.1
Information
All Other Publishers	2,288	0.5	1.1	2,303	0.5	1.1
All Other Telecommunications	3,429	0.7	1.7	3,323	0.7	1.6
Cable and Other Subscription Programming	3,801	0.8	1.9	3,810	0.8	1.9
Data Processing, Hosting, and Related Services	4,112	0.9	2.0	4,255	0.8	2.1
Directory and Mailing List Publishers	2,004	0.4	1.0	2,085	0.4	1.0
Internet Publishing and Broadcasting and Web Search Portals	3,249	0.7	1.6	3,299	0.7	1.6
Motion Picture and Video Production	3,929	0.9	1.9	3,970	0.8	1.9
Software Publishers	24,948	5.5	12.2	17,929	3.5	8.8
Television Broadcasting	1,957	0.4	1.0	918	0.2	0.5
Wired Telecommunications Carriers	4,388	1.0	2.2	4,405	0.9	2.2
Management of Companies and Enterprises
Offices of Other Holding Companies	5,336	1.2	2.6	5,336	1.1	2.6
Manufacturing
Bare Printed Circuit Board Manufacturing	1,985	0.4	1.0	1,977	0.4	1.0
Commercial Printing (except Screen and Books)	3,427	0.7	1.7	3,436	0.7	1.7
Current-Carrying Wiring Device Manufacturing	2,653	0.6	1.3	2,954	0.6	1.4

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Motorcycle, Bicycle, and Parts Manufacturing	$15,166	3.3%	7.4%	$15,166	3.0%	7.4%
Metal Can Manufacturing	2,143	0.5	1.1	2,167	0.4	1.1
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.2	80	—	—
Other Industrial Machinery Manufacturing	12,121	2.7	5.9	12,176	2.4	6.0
Pharmaceutical Preparation Manufacturing	217	—	0.1	65,740	13.0	32.3
Small Electrical Appliance Manufacturing	4,997	1.1	2.5	4,997	1.0	2.5
Travel Trailer and Camper Manufacturing	11,264	2.5	5.5	12,948	2.6	6.4
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	988	0.2	0.5
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	22,990	5.0	11.3	22,634	4.5	11.1
All Other Professional, Scientific, and Technical Services	2,872	0.6	1.4	2,865	0.6	1.4
Management Consulting Services	2,251	0.5	1.1	2,264	0.4	1.1
Other Accounting Services	19,631	4.3	9.6	19,927	3.9	9.8
Other Computer Related Services	15,017	3.3	7.4	15,260	3.0	7.5
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.3	29	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	2,972	0.6	1.5	2,972	0.6	1.5
Office Machinery and Equipment Rental and Leasing	5,952	1.3	2.9	2,774	0.5	1.4
Retail Trade
Automotive Parts and Accessories Stores	2,688	0.6	1.3	2,704	0.5	1.3
Cosmetics, Beauty Supplies, and Perfume Stores	1,533	0.3	0.8	1,531	0.3	0.8
Electronic Shopping and Mail-Order Houses	6,913	1.5	3.4	6,870	1.4	3.4
Shoe Store	9,893	2.2	4.9	9,342	1.8	4.6
Sporting Goods Stores	1,958	0.4	1.0	1,972	0.4	1.0
All Other General Merchandise Stores	499	0.1	0.2	1,698	0.3	0.8
Transportation and Warehousing
Freight Transportation Arrangement	1,960	0.4	1.0	1,970	0.4	1.0
Scheduled Passenger Air Transportation	360	0.1	0.2	377	0.1	0.2
Wholesale Trade
Business to Business Electronic Markets	2,875	0.6	1.4	2,838	0.6	1.4
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	7,173	1.6	3.5	6,903	1.4	3.4
Drugs and Druggists' Sundries Merchant Wholesalers	5,529	1.2	2.7	5,550	1.1	2.7
Industrial Machinery and Equipment Merchant Wholesalers	9,071	2.0	4.5	9,073	1.8	4.5

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Motor Vehicle Parts (Used) Merchant Wholesalers	$23,005	5.0%	11.3%	$23,052	4.5%	11.3%
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,179	1.8	3.9	699	0.1	0.2
Total debt and equity investments	$382,361	83.4%	187.7%	$431,898	85.6%	212.0%
Structured Finance Notes	74,951	16.6	36.8	75,201	14.4	36.9
Total investments	$457,312	100.0%	224.5%	$507,099	100.0%	248.9%
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status, and the Company will generally cease recognizing cash interest, PIK interest and/or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $18,888 and $7,758, respectively, at March 31, 2022, and $19,054 and $7,726 respectively, at December 31, 2021.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. A senior security with a fair value of $6,773 was transferred from Level 3 to Level 2 during the three months ended March 31, 2022. Senior securities with a fair value of $899 were transferred from Level 3 to Level 2 during the three months ended March 31, 2021. Transfers from Level 3 to Level 2 during the March 31, 2022 and 2021 reporting periods, were due to availability of reliable Indicative Prices in those periods.

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
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021:

Security	Level 1	Level 2	Level 3	Fair Value at March 31, 2022
Debt investments	$—	$69,105	$301,565	$370,670
Equity investments	—	—	95,867	95,867
Structured Finance Notes	—	—	90,377	90,377
	$—	$69,105	$487,809	$556,914

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Debt investments	$—	$65,591	$279,056	$344,647
Equity investments	—	—	87,251	87,251
Structured Finance Notes	—	—	75,201	75,201
	$—	$65,591	$441,508	$507,099

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of March 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at March 31, 2022	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$242,154	Discounted cash flow	Discount rates	7.80% - 14.49% (10.03%)
Senior secured	10,963	Market approach	EBITDA multiples	6.80x - 6.80x (6.80x)
Senior secured	7,322	Market approach	Revenue multiples	0.70x - 0.70x (0.70x)
Senior secured	31,773	Market approach	Transaction Price
Subordinated	8,917	Discounted cash flow	Discount rates	19.30% - 19.30% (19.30%)
Subordinated	436	Market approach	Revenue multiples	0.25x - 0.25x (0.25x)

Structured Finance Notes
Subordinated notes(1)	53,966	Discounted cash flow	Discount rates	13.00% - 22.00% (16.19%)
			Constant default rate(2)	2.00% - 2.00% (2.00%)
			Constant default rate(3)	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Subordinated notes	3,085	Market approach	Net asset value liquidation(4)
Mezzanine debt	2,754	Discounted cash flow	Discount margin	7.25% - 9.10% (8.11%)
			Constant Default Rate(2)	2.00% - 3.00% (2.36%)
			Constant Default Rate(3)	2.00% - 3.00% (2.36%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	13,572	Market approach	Transaction Price
Loan Accumulation Facility	17,000	Market approach	Transaction Price

Equity investments:
Preferred equity	4,959	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Preferred equity	1,236	Market approach	Revenue multiples	0.25x - 3.25x (1.66x)
Common equity, warrants and other	87,160	Market approach	EBITDA multiples	5.00x - 12.00x (9.02x)
Common equity, warrants and other	1,222	Market approach	Revenue multiples	0.25x - 1.11x (1.11x)
Common equity, warrants and other	1,290	Market approach	Transaction Price
	$487,809
(1) The cash flows utilized in the discounted cash flow calculations assume (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
(2) Constant default rates for the six months ending September 30, 2022.
(3) Constant default rates for the period between September 30, 2022 and the assumed optional redemptions of the instruments.
(4) Net asset value liquidation represents the fair value, or estimated expected residual value, of the subordinated note that has been optionally redeemed.

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
	$441,508
(1) The cash flows utilized in the discounted cash flow calculations assume (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices and (ii) redeployment of proceeds at the issuing CLO's assumed reinvestment rate.
(2)    Constant default rates for the six months ending June 30, 2022.
(3)    Constant default rates for the period between June 30, 2022 and the assumed optional redemptions of the instruments.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31, 2022
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Notes	Total
Level 3 assets, December 31, 2021	$261,113	$17,943	$3,765	$83,486	$75,201	$441,508
Net realized gains on investments	—	—	—	72	—	72
Net unrealized appreciation (depreciation) on investments	(319)	(424)	2,430	7,965	(3,449)	6,203
Amortization of Net Loan Fees	228	6	—	—	25	259
Accretion of interest income on Structured Finance Notes	—	—	—	—	2,282	2,282
Capitalized PIK interest and dividends	211	58	—	—	—	269
Amendment fees	(90)	—	—	—	—	(90)
Purchase and origination of portfolio investments	43,818	—	—	1,290	22,061	67,169
Proceeds from principal payments on portfolio investments	(5,976)	(8,230)	—	—	—	(14,206)
Sale and redemption of portfolio investments	—	—	—	(3,141)	—	(3,141)
Proceeds from distributions received from portfolio investments	—	—	—	—	(5,743)	(5,743)
Transfers out of Level 3	(6,773)	—	—	—	—	(6,773)
Level 3 assets, March 31, 2022	$292,212	$9,353	$6,195	$89,672	$90,377	$487,809

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2021
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Notes	Total
Level 3 assets, December 31, 2020	$284,078	$15,067	$11,543	$52,984	$56,425	$420,097
Net unrealized appreciation (depreciation) on investments	4,726	(1,443)	721	1,282	(543)	4,743
Amortization of Net Loan Fees	524	6	—	—	28	558
Accretion of interest income on Structured Finance Notes	—	—	—	—	2,278	2,278
Capitalized PIK interest and dividends	404	112	47	—	—	563
Amendment fees	(97)	—	—	—	—	(97)
Purchase and origination of portfolio investments	32,569	—	—	—	6,163	38,732
Proceeds from principal payments on portfolio investments	(31,800)	—	—	—	—	(31,800)
Proceeds from distributions received from portfolio investments	—	—	—	—	(2,721)	(2,721)
Transfers out of Level 3	(899)	—	—	—	—	(899)
Level 3 assets, March 31, 2021	$289,505	$13,742	$12,311	$54,266	$61,630	$431,454
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2022 and 2021, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Three Months Ended March 31,
	2022	2021
Senior secured debt investments	$(249)	$4,078
Subordinated debt investments	(424)	(1,442)
Preferred equity	2,430	721
Common equity, warrants and other	9,649	1,282
Structured Finance Notes	(3,449)	(531)
Net unrealized appreciation on investments held	$7,957	$4,108

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such financial instruments. The PWB Credit Facility and BNP Facility are variable rate instruments and fair value is approximately book value.
The following table sets forth carrying values and fair values of the Company’s debt as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022		As of December 31, 2021
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$3,250	$3,250	$—	$—
BNP Facility	111,400	111,400	100,000	100,000
Unsecured Notes Due February 2026	121,934	116,687	121,774	123,130
Unsecured Notes Due October 2028	53,652	54,890	53,672	56,430
SBA-guaranteed debentures	50,553	50,617	69,365	73,011
Total debt	$340,789	$336,844	$344,811	$352,571
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$3,250	$3,250
BNP Facility	—	—	111,400	111,400
Unsecured Notes Due February 2026	—	—	116,687	116,687
Unsecured Notes Due October 2028	54,890	—	—	54,890
SBA-guaranteed debentures	—	—	50,617	50,617
Total debt, at fair value	$54,890	$—	$281,954	$336,844

	December 31, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	100,000	100,000
Unsecured Notes Due February 2026	—	—	123,130	123,130
Unsecured Notes Due October 2028	56,430	—	—	56,430
SBA-guaranteed debentures	—	—	73,011	73,011
Total debt, at fair value	$56,430	$—	$296,141	$352,571
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments at current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 6. Commitments and Contingencies
The Company has outstanding commitments to fund investments totaling $44,763 and $43,690 under various undrawn revolvers and other credit facilities as of March 31, 2022 and December 31, 2021, respectively.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2022.
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
Note 7. Borrowings
SBA Debentures: The SBA debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $188,400 and $195,502 in assets at March 31, 2022 and December 31, 2021, respectively, which accounted for approximately 33% and 34% of the Company’s total consolidated assets, respectively. These assets cannot be pledged under any debt obligation of the Company.
On February 28, 2022, SBIC I LP redeemed $19,000 of SBA debentures that were contractually due March 1, 2025 and September 1, 2025. As of March 31, 2022, SBIC I LP had outstanding debentures totaling $50,920, which bear a fixed interest rate of 2.87% and mature on March 1, 2025.
For the three months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Three Months Ended March 31,
	2022	2021
Stated interest expense	$451	$769
Amortization of debt issuance costs	44	64
Total interest and debt financing costs	$495	$833
Cash paid for interest expense	$1,002	$1,553
Effective interest rate	3.12%	3.47%
Average outstanding balance	$63,375	$95,953
BNP Facility: Under the BNP Facility that matures on June 20, 2024, OFSCC-FS has up to $150,000 of available credit, subject to borrowing base requirements, of which $111,400 was drawn as of March 31, 2022. Borrowings under the BNP Facility bear interest of LIBOR plus an applicable spread, which is determined on the basis of industry-recognized portfolio company metrics at the time of funding. The Company also pays a non-usage fee depending on the size of the unused portion of the BNP Facility. The effective interest rate on the BNP Facility was 2.74% at March 31, 2022. The unused commitment under the BNP Facility was $38,600 as of March 31, 2022.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
For the three months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended March 31,
	2022	2021
Stated interest expense	$616	$395
Amortization of debt issuance costs	67	55
Total interest and debt financing costs	$683	$450
Cash paid for interest expense	$585	$397
Effective interest rate	2.56%	5.77%
Average outstanding balance	$106,850	$31,183
PWB Credit Facility: As of March 31, 2022, the Company had up to $25,000 of available credit under the PWB Credit Facility, subject to borrowing base requirements, of which $3,250 was drawn. Borrowings under the PWB Credit Facility bear interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 4.00% floor, and includes an unused commitment fee for any unused portion in excess of $15,000, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of March 31, 2022, the stated interest rate of the PWB Credit Facility was 4.00%. The effective interest rate on the PWB Credit Facility was 5.54% at March 31, 2022. As of March 31, 2022 the unused commitment under the PWB Credit Facility was $21,750.
On April 22, 2022, the Company amended the BLA to: (i) increase the maximum amount available under the PWB Credit Facility from $25,000 to $35,000; and (ii) extend the maturity date of the PWB Credit Facility from February 28, 2023 to February 28, 2024.
For the three months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Three Months Ended March 31,
	2022	2021
Stated interest expense(1)	$18	$40
Amortization of debt issuance costs	—	—
Total interest and debt financing costs	$18	$40
Cash paid for interest expense	$18	$30
Effective interest rate	14.23%	7.11%
Average outstanding balance	$506	$2,249
(1) For the three months ended March 31, 2022 and 2021, stated interest expense included unused fees of $13 and $10, respectively.
Unsecured Notes: As of March 31, 2022, the Company had outstanding Unsecured Notes with an aggregate outstanding principal of $180,000. The Unsecured Notes are scheduled to mature between February 2026 and October 2028 and bear fixed interest rates between 4.75% and 4.95%. At March 31, 2022, the weighted average effective interest rate on the Unsecured Notes was 5.37%.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
For the three months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended March 31,
	2022	2021
Stated interest expense	$2,165	$3,175
Amortization of debt issuance costs	263	327
Total interest and debt financing costs	$2,428	$3,502
Cash paid for interest expense	$3,672	$3,715
Effective interest rate	5.40%	6.32%
Average outstanding balance	$180,000	$221,789
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of March 31, 2022:

	Payments due by period
	Total	Less than year	1-3 years	4-5 years	After 5 years
PWB Credit Facility(1)	$3,250	$3,250	$—	$—	$—
Unsecured Notes	180,000	—	—	125,000	55,000
SBA Debentures	50,920	—	50,920	—	—
BNP Facility	111,400	—	111,400	—	—
Total	$345,570	$3,250	$162,320	$125,000	$55,000
(1)The PWB Credit Facility was amended on April 22, 2022 to among other things, modify the scheduled maturity to February 28, 2024.
For the three months ended March 31, 2022 and 2021, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended March 31,
	2022	2021
Average dollar borrowings	$350,731	$351,174
Weighted average effective interest rate	4.19%	5.57%

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Per share operating performance:
Net asset value per share at beginning of period	$15.18	$11.85
Net investment income(4)	0.22	0.19
Net realized gain on investments, net of taxes	0.02	0.02
Net unrealized appreciation on investments, net of taxes	0.39	0.28
Loss on extinguishment of debt(4)	(0.01)	(0.17)
Total from operations	0.62	0.32
Distributions	(0.28)	(0.20)
Issuance of common stock (8)	—	(0.02)
Net asset value per share at end of period	$15.52	$11.95

Per share market value, end of period	$13.00	$8.78
Total return based on market value(1)(7)	21.8%	25.6%
Total return based on net asset value(2)(7)	4.4%	3.2%
Shares outstanding at end of period	13,425,429	13,411,962
Weighted average shares outstanding	13,422,447	13,409,033
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(3)	$206,065	$159,713
Net asset value at end of period	$208,386	$160,470
Net investment income	$3,005	$2,550
Ratio of total expenses to average net assets(5)	15.4%	19.9%
Ratio of total expenses and loss on extinguishment of debt to average net assets(5)	15.5%	25.6%
Ratio of net investment income to average net assets(5)	5.8%	6.4%
Ratio of loss on extinguishment of debt to average net assets(7)	0.1%	1.4%
Portfolio turnover (6)	5.4%	11.4%
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
(7)Not annualized.
(8)Common stock issued through DRIP.

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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may be affected by SBIC I LP’s distributions to the Company, which are governed by SBA regulations and may require the prior approval of the SBA. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. Net assets of SBIC I LP were $137,636, and consolidated cash at March 31, 2022 includes $5,199 held by SBIC I LP, all of which was available for distribution to the Company. Net Assets of OFSCC-FS were $75,085, and consolidated cash at March 31, 2022 includes $2,269 held by OFSCC-FS, of which $-0- was available for distribution to the Company.
The following table summarizes distributions declared and paid for the three months ended March 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three Months Ended March 31, 2021
March 2, 2021	March 24, 2021	March 31, 2021	$0.20	$2,655	3,103	$27
Three Months Ended March 31, 2022
March 1, 2022	March 24, 2022	March 31, 2022	$0.28	$3,719	3,016	$39
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
Stock repurchase program:
The Company maintains a Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. On May 3, 2022, the Board extended the Stock Repurchase Program for an additional two-year period ending May 22, 2024, or until the approved dollar amount has been used to repurchase shares.
The following table summarizes shares of common stock repurchased under the Stock Repurchase Program during the three months ended March 31, 2022 and 2021, respectively.

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share
Three Months Ended March 31, 2021
January 1, 2021 through March 31, 2021	700	$5	$6.70

Three Months Ended March 31, 2022
January 1, 2022 through March 31, 2022	—	$—	$—

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Three Month Period Ended March 31, 2022
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2021, Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2022, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$—	$141	$—	$6	$147	$8,195	$35	$(8,230)	$—
	Common Equity	278	(1,684)	—	45	—	45	4,753	—	(4,753)	—
		278	(1,684)	141	45	6	192	12,948	35	(12,983)	—

Total Control Investment		278	(1,684)	141	45	6	192	12,948	35	(12,983)	—
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity	—	2,195	—	—	—	—	2,748	2,195	—	4,943
	Common Equity (6)	—	184	—	—	—	—	25	184	—	209
		—	2,379	—	—	—	—	2,773	2,379	—	5,152

DRS Imaging Services, LLC	Common Equity (6)	—	(67)	—	—	—	—	1,289	—	(67)	1,222

Master Cutlery, LLC	Subordinated Loan (6)	—	(263)	—	—	—	—	699	—	(263)	436
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(263)	—	—	—	—	699	—	(263)	436

Pfanstiehl Holdings, Inc	Common Equity	—	9,568	—	—	—	—	65,740	9,568	—	75,308

TalentSmart Holdings, LLC	Common Equity (6)	—	39	—	—	—	—	1,095	39	—	1,134

TRS Services, Inc.	Preferred Equity (6)	—	136	—	—	—	—	988	136	—	1,124
	Common Equity (6)	—	—	—	—	—	—	—		—	—
		—	136	—	—	—	—	988	136	—	1,124

Total Affiliate Investments		—	11,792	—	—	—	—	72,584	12,122	(330)	84,376
Total Control and Affiliate Investments		$278	$10,108	$141	$45	$6	$192	$85,532	$12,157	$(13,313)	$84,376

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
(2)Represents the total amount of interest, fees or dividends included in income for the three months ended March 31, 2022, during which an investment was included in the Control Investment or Affiliate Investment categories.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
On April 22, 2022, the Company amended the BLA to: (i) increase the maximum amount available under the PWB Credit Facility from $25,000 to $35,000; and (ii) extend the maturity date of the PWB Credit Facility from February 28, 2023 to February 28, 2024.
On May 3, 2022, the Board declared a distribution of $0.29 per share for the second quarter of 2022, payable on June 30, 2022 to stockholders of record as of June 23, 2022.
On May 3, 2022, the Board extended the Stock Repurchase Program for an additional two-year period ending May 22, 2024, or until the approved dollar amount has been used to repurchase shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Key performance metrics are presented below:

	March 31, 2022	December 31, 2021
Net asset value per common share	$15.52	$15.18

	Three Months Ended
	March 31, 2022	December 31, 2021
Net investment income per common share	$0.22	$0.33
Net increase in net assets resulting from operations per common share	0.62	1.27
Distributions paid per common share	0.28	0.25
Our NAV per common share increased 2.2% to $15.52 at March 31, 2022 from $15.18 at December 31, 2021, primarily due to net gains on our investment portfolio of $5.5 million, or $0.41 per common share. For the quarter ended March 31, 2022, net gains were primarily related to unrealized appreciation on our equity investments.
For the quarter ended March 31, 2022, net investment income per share decreased $0.11 compared to the prior quarter, primarily due to a $0.20 per share, or $2.6 million, decrease in dividend and fee income, which can vary from quarter to quarter based on investment activity. Interest income also decreased as our portfolio’s weighted-average performing income yield decreased to 9.0% for the quarter ended March 31, 2022 compared to 11.1% for the quarter ended December 31, 2021, primarily due to the redeployment of payoffs into lower-yielding senior secured loans. Net investment income included an accrued Capital Gains Fee expense of $1.1 million, or $0.08 per share, that is deferred and not due to OFS Advisor until the close of the year in which such gains are realized. Incentive fees on unrealized appreciation are subject to reversal should such unrealized appreciation diminish prior to realization. As of March 31, 2022, there was no Capital Gains Fee contractually due and payable under the terms of the Investment Advisory Agreement.
For the quarter ended March 31, 2022, our weighted-average debt interest costs decreased to 4.2% compared to 4.6% for the quarter ended December 31, 2021, primarily due to the redemption of $79.25 million of Unsecured Notes in November 2021 which bore fixed interest rates of 6.25% and 5.95%, respectively, and the issuance of $55.0 million of new Unsecured Notes which bear a fixed interest rate of 4.95%. As of March 31, 2022, approximately 67% of our debt was fixed rate and matures in 2025 and beyond.
On May 3, 2022, the Board declared a distribution of $0.29 per share for the second quarter of 2022, payable on June 30, 2022 to stockholders of record as of June 23, 2022.
As of March 31, 2022 and December 31, 2021, floating rate loans at fair value, excluding Structured Finance Notes, comprised 93% and 92% of our debt portfolio, respectively. Structured Finance Notes generally do not carry a stated rate of interest, but the loan portfolios underlying these investments are generally variable rate debt.
During the three months ended March 31, 2022, our portfolio experienced net gains of $5.5 million, or $0.41 per share, principally due to a $10.0 million, or 3.1%, increase in the fair values of our directly originated debt and equity investments. The net appreciation in our directly originated investments was primarily attributable to a $9.6 million increase in fair value on our common equity in Pfanstiehl Holdings, Inc., as well as a $2.4 million increase on our equity investments in Contract Datascan Holdings, Inc., in each case, as a result of improved operating results. Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 13.5% of our portfolio at fair value, and 36.1% of our consolidated net assets as of March 31, 2022. During the first quarter, we experienced unrealized losses of $1.0 million and $3.4 million on our broadly syndicated loans and Structured Finance Notes, respectively, primarily due to widening of liquid credit market spreads.
As of March 31, 2022, we have unfunded commitments of $44.8 million to 16 portfolio companies. During the three months ended March 31, 2022, we purchased Structured Finance Notes for a cost of $22.1 million and funded $48.1 million in new and existing Portfolio Company Investments.

At March 31, 2022, our asset coverage ratio of 171% exceeded the minimum asset coverage requirements under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of March 31, 2022, we had an unused commitment of $21.8 million under our PWB Credit Facility, as well as an unused commitment of $38.6 million under our BNP Facility, both subject to a borrowing base and other covenants. Based on our portfolio's fair value and our equity capital at March 31, 2022, we could access all unused commitments under our credit facilities and remain in compliance with our asset coverage requirements. On April 22, 2022, we amended the BLA, to among other things, increase the maximum amount available under the PWB Credit Facility from $25.0 million to $35.0 million. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and expect to continue to selectively deploy capital in new investment opportunities in this challenging environment.
Our financial condition, including the fair value of our portfolio investments, and results of operations may be materially impacted after March 31, 2022 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the COVID-19 pandemic, the conflict between Russia and Ukraine, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments.
We are also subject to financial risks, including changes in market interest rates. As of March 31, 2022, approximately $349 million (aggregate principal amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based but will transition away from LIBOR to any one of the various alternative reference rates, and many of which are subject to reference-rate floors. We have prepared and planned for the transition away from LIBOR, incorporating alternate reference rates to be used in our credit agreements and making other preparations, and believe the impact on us from the transition will be minimal. However, it is not possible to predict the effect of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. Additionally, as of March 16, 2022, the U.S. Federal Reserve approved an interest rate increase and signaled that additional increases are likely. As of March 31, 2022, the majority of our variable rate debt investments have base rate floors. However, there may be disputes between market participants regarding the interpretation and enforceability of provisions related to the economic floors in our LIBOR-based investments (or lack thereof), which may result in a loss or degradation of floor protection in the case of a transition from LIBOR to any one of the various alternative reference rates.
Critical Accounting Policies and Significant Estimates
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see “Item 8. Financial Statements - Notes to Financial Statements - Note 2” and “Management's Discussion and Analysis - Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Fair value estimates. In 2020, the SEC issued a final rule modifying Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at March 31, 2022 (dollar amounts in thousands):

Investment Type	Fair Value at March 31, 2022	Range of Fair Value
		Low-end	High-end
Debt investments:
Senior secured	$361,317	$357,902	$364,709
Subordinated	9,353	8,867	9,839

Structured Finance Notes:
Subordinated notes	57,051	54,822	59,282
Mezzanine debt	16,326	16,286	16,365
Loan accumulation facilities	17,000	17,000	17,000

Equity investments:
Preferred equity	6,195	5,743	6,598
Common equity, warrants and other	89,672	84,316	95,064
	$556,914	$544,936	$568,857
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
•The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1–Financial Statements–Note 3”.
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
Effective January 1, 2021 OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (excluding cash) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. This agreement was most recently renewed for the 2022 calendar year on February 4, 2022.
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
In addition, we may file an amendment to our existing Order to permit us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio company, subject to certain conditions. However, if filed, there is no guarantee that such amendment will be granted.
    Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For a discussion of the risks associated with conflicts of interest, see “Item 1. Business — Conflicts of Interest”, “Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates —We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts” and “Item 1A. Risk Factors — Regulations — Conflicts of Interest - Conflicts Related to Portfolio Investments” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Portfolio Composition and Investment Activity
Portfolio Composition
As of March 31, 2022, the fair value of our debt investment portfolio totaled $370.7 million in 63 portfolio companies, of which 97% and 3% were senior secured loans and subordinated loans, respectively. As of March 31, 2022, we had equity investments in 17 portfolio companies with a fair value of approximately $95.9 million. We also have 20 investments in Structured Finance Notes with a fair value of $90.4 million. We had unfunded commitments of $44.8 million to 16 portfolio companies at March 31, 2022. Set forth in the tables and charts below is selected information with respect to our portfolio as of March 31, 2022 and December 31, 2021.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$184,827	$174,071	$157,190	$150,254
SBIC I LP	114,351	182,546	125,584	183,524
OFSCC-FS	197,897	195,671	171,101	170,132
OFSCC-MB	4,726	4,626	3,437	3,189
Total investments	$501,801	$556,914	$457,312	$507,099

The following table presents our ten largest debt and equity investments by portfolio company based on fair value as of March 31, 2022 (dollar amounts in thousands):

	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
Pfanstiehl Holdings, Inc.	$217	$75,308	13.5%
All Star Auto Lights, Inc.	22,970	23,187	4.2%
Milrose Consultants, LLC	22,776	22,432	4.0%
Kreg LLC	20,212	20,129	3.6%
SourceHOV Tax, Inc.	19,594	19,740	3.5%
The Escape Game, LLC	17,224	17,305	3.1%
Tolemar Acquisition, Inc.	16,569	16,836	3.0%
Inergex Holdings, LLC	15,429	15,729	2.8%
SSJA Bariatric Management, LLC	13,376	13,456	2.4%
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	17,716	10,963	2.0%
Total	$166,083	$235,085	42.1%

Portfolio Yields
The following table presents weighted-average yields metrics for our portfolio as of March 31, 2022 and December 31, 2021:

	For the Three Months Ended
	March 31, 2022	December 31, 2021
Weighted-average performing current yield (1):
Debt investments	7.5%	9.2%
Structured Finance Notes	14.2%	15.5%
Interest-bearing investments	8.8%	10.3%

Weighted-average performing income yield (2):
Debt investments	7.7%	10.2%
Structured Finance Notes	14.3%	15.5%
Interest-bearing investments	9.0%	11.1%

Weighted-average realized yield:
Interest-bearing investments (3)	8.6%	10.4%
Total portfolio (4)	8.2%	9.9%
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
(3)    Realized yield is computed as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments amortized cost, in each case, including debt investments in non-accrual status and non-income producing Structured Finance Notes.
(4)    Realized yield is computed as (a) the actual amount earned on all investments including interest, dividends and prepayment fees, amortization of Net Loan Fees, and dividends received divided by (b) the weighted-average of total investments amortized cost or cost.
For the three months ended March 31, 2022, the decrease in the weighted-average portfolio yields compared to the prior quarter were primarily due to a decrease in prepayment fees and related fee accelerations on payoffs.

Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$371,941	$361,317	$336,132	$326,704
Subordinated debt investments	13,906	9,353	22,071	17,943
Preferred equity	9,552	6,195	9,552	3,765
Common equity, warrants and other (1)	12,827	89,672	14,606	83,486
Total Portfolio Company Investments	$408,226	$466,537	$382,361	$431,898
Number of portfolio companies	75	75	70	70
(1)    As of March 31, 2022, other investments represent equity participation right investments with an aggregate cost and fair value of $4.7 million and $8.0 million, respectively. As of December 31, 2021, other investments represent equity participation right investments with an aggregate cost and fair value of $4.7 million and $7.4 million, respectively.
At March 31, 2022, 97% and 65% of our loan portfolio and total portfolio, respectively, consisted of senior secured loans, based on fair value. We believe the seniority of our debt investments in the borrowers' capital structures may provide greater downside protection against adverse economic changes, including those caused by the COVID-19 pandemic.
As of March 31, 2022, the three largest industries of our Portfolio Company Investments by fair value, were (1) Manufacturing (25.5%), (2) Professional, Scientific, and Technical Services (14.1%) and (3) Health Care and Social Assistance(13.2%), totaling approximately 51.3% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
As of March 31, 2022, our common equity in Pfanstiehl Holdings, Inc. based on its fair value of $75.3 million, $75.1 million of which represents an unrealized gain, accounts for 13.5% of our total portfolio at fair value, or 36.1% of total net assets. Since December 31, 2021 and December 31, 2020, Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, has appreciated $9.6 million and $39.1 million, respectively, primarily due to improved operating results, as well as multiple expansion.

Structured Finance Notes
The following table summarizes the composition of our Structured Finance Notes as of March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$60,329	$57,051	$63,791	$63,922
Mezzanine debt	16,246	16,326	2,660	2,779
Loan accumulation facilities	17,000	17,000	8,500	8,500
Total Structured Finance Notes	$93,575	$90,377	$74,951	$75,201
Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2022 (dollar amounts in millions):

Three Months Ended March 31, 2022
Investments in new Portfolio Companies	$33.0
Investments in existing Portfolio Companies	15.1
Investments in Structured Finance Notes	22.1
Total investments	$70.2

Proceeds from principal payments and equity distributions	$19.6
Proceeds from investments sold or redeemed	3.1
Total proceeds from principal payments, equity distributions and investments sold	$22.7
During the three months ended March 31, 2022, notable investments in new portfolio companies, included 24 Seven Holdco, LLC ($8.9 million senior secured loan), Atlantis Holding, LLC ($8.1 million senior secured loan) and Idera ($4.0 million senior secured loan).
During the three months ended March 31, 2022, notable investments in existing portfolio companies, included BayMark Health Services, Inc. ($2.8 million senior secured loan) and One GI LLC ($2.0 million senior secured loans).
The following is a summary of our investment activity for the three months ended March 31, 2021 (dollar amounts in millions):

Three Months Ended March 31, 2021
Investments in new Portfolio Companies	$36.2
Investments in existing Portfolio Companies	26.1
Investments in Structured Finance Notes	6.2
Total investments	$68.5

Proceeds from principal payments and equity distributions	$48.6
Proceeds from investments sold or redeemed	0.6
Total proceeds from principal payments, equity distributions and investments sold	$49.2
During the three months ended March 31, 2021, notable investments in new portfolio companies, included Allen Media, LLC ($2.9 million senior secured loan), Confie Seguros Holding II Co. ($2.9 million senior secured loan), Innovacare, Inc. ($3.0 million senior secured loan), Ivanti Software, Inc. ($3.0 million senior secured loan) and JP Intermediate B, LLC ($3.8 million senior secured loan).
During the three months ended March 31, 2021, notable investments in existing portfolio companies, included Convergint Technologies Holdings, LLC ($9.4 million senior secured loan), BayMark Health Services, Inc. ($5.4 million senior secured loan) and Bass Pro Group, LLC ($5.7 million senior secured loan).

Risk Monitoring
We categorize direct investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 4, 2022. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Notes, by credit risk rating as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	March 31, 2022		December 31, 2021
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	351,014	94.7	324,370	94.2
4 (Special Mention)	11,898	3.2	12,550	3.6
5 (Substandard)	7,322	2.0	7,027	2.0
6 (Doubtful)	436	0.1	699	0.2
7 (Loss)	—	—	—	—
	$370,670	100.0%	$344,646	100.0%
As of March 31, 2022, our risk ratings remained stable compared to December 31, 2021.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status, and the Company will generally cease recognizing cash interest, PIK interest and/or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. No new loans were placed on non-accrual status during the three months ended March 31, 2022. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $18.9 million and $7.8 million, respectively, at March 31, 2022, and $19.1 million and $7.7 million, respectively, at December 31, 2021.
Results of Operations
Our key financial measures are described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Key Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 4, 2022. The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
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

Comparison of the three months ended March 31, 2022 and December 31, 2021
Consolidated operating results for the three months ended March 31, 2022 and December 31, 2021 are as follows (in thousands):

	Three Months Ended
	March 31, 2022	December 31, 2021
Investment income
Interest income:
Cash interest income	$7,013	$7,739
PIK interest income	278	283
Net Loan Fee amortization	213	913
Accretion of interest income on Structured Finance Notes	2,282	2,547
Other interest income	2	—
Total interest income	9,788	11,482
Dividend income:
Cash dividends	758	1,855
Total dividend income	758	1,855
Fee income:
Syndication fees	257	1,455
Prepayment and other fees	143	475
Total fee income	400	1,930
Total investment income	10,946	15,267
Total expenses	7,941	10,837
Net investment income	3,005	4,430
Net gain on investments	5,500	14,722
Loss on extinguishment of debt	(144)	(2,068)
Net increase in net assets resulting from operations	$8,361	$17,084
Interest income by debt investment type for the three months ended March 31, 2022 and December 31, 2021 is summarized below (in thousands):

	Three Months Ended
	March 31, 2022	December 31, 2021
Interest income:
Senior secured debt investments	$6,362	$7,965
Subordinated debt investments	444	593
Structured Finance Notes	2,982	2,924
Total interest income	9,788	11,482
Less Net Loan Fees accelerations	(40)	(628)
Recurring interest income	$9,748	$10,854
Investment Income
For the three months ended March 31, 2022, total investment income of $10.9 million decreased by $4.3 million compared to the three months ended December 31, 2021, primarily due to a decrease of $2.6 million in dividend and fee income.
Interest income decreased $1.7 million during the three months ended March 31, 2022 compared to the prior quarter primarily due to a decrease in our portfolio’s weighted-average performing income yield to 9.0% for the quarter ended March 31, 2022 compared to 11.1% for the quarter ended December 31, 2021, primarily due to the redeployment of payoffs into lower yielding senior secured loans.
During the three months ended March 31, 2022, we recognized dividend income of $0.8 million, of which $0.7 million related to a distribution from Southern Technical Institute, LLC.

Syndication fees, prepayment fees and the acceleration of Net Loan Fees are considered non-recurring and generally result from periodic transactions rather than from holding portfolio investments. Syndication fees, which are recognized when OFS Advisor sources, structures, and arranges the lending group, and for which we are additionally compensated, decreased to $0.3 million for the three months ended March 31, 2022 compared to $1.5 million for the three months ended December 31, 2021. Total fee income for the three months ended March 31, 2022 compared to the prior quarter, decreased from $1.9 million to $0.4 million primarily due to a $1.2 million decrease in syndication fees.
Expenses
Operating expenses for the three months ended March 31, 2022 and December 31, 2021 are presented below (in thousands):

	Three Months Ended
	March 31, 2022	December 31, 2021
Interest expense	$3,624	$4,215
Management fee	2,020	2,009
Income Incentive Fee	—	1,543
Capital Gains Fee	1,072	1,814
Professional fees	407	440
Administration fee	451	416
Other expenses	367	400
Total expenses	$7,941	$10,837
Interest expense for the three months ended March 31, 2022 decreased $0.6 million compared to the prior quarter primarily due to the issuance of the Unsecured Notes Due October 2028 that bear a fixed interest rate of 4.95% and the redemption of the Unsecured Notes Due October 2026 and Unsecured Notes Due September 2023, that boar interest rates of 5.95% and 6.25%, respectively.
Management fee expense for the three months ended March 31, 2022 remained stable compared to the prior quarter.
The incentive fees earned by OFS Advisor for the three months ended March 31, 2022 decreased $2.3 million compared to the prior quarter, primarily due to pre-incentive fee net investment income not exceeding the performance hurdle for incentives in the three months ended March 31, 2022. For the three months ended March 31, 2022, the Company accrued a Capital Gains Fee of $1.1 million due to an increase in unrealized capital gains, compared to an accrued Capital Gains Fee of $1.8 million in the prior quarter. As of March 31, 2022, a deferred Capital Gains Fee of $2,988 was included in the amounts payable to investment adviser and affiliates as listed on the consolidated statements of assets and liabilities.
For the three months ended March 31, 2022, professional fees, administration fees and other expenses remained stable compared to the prior quarter.
Net realized and unrealized gain (loss) on investments
Net gain (loss), inclusive of realized and unrealized gains (losses), by investment type for the three months ended March 31, 2022 and December 31, 2021, were as follows (in thousands):

	Three Months Ended
	March 31, 2022	December 31, 2021
Senior secured debt	$(1,198)	$5,432
Subordinated debt	(424)	335
Preferred equity	2,391	3,556
Common equity, warrants and other	8,269	6,870
Structured Finance Notes	(3,449)	(658)
Income tax expense on net realized investment gains	(48)	(1,027)
Deferred income tax benefit (expense)	(41)	214
Total net gain on investments	$5,500	$14,722

Net gain on investments for the three months ended March 31, 2022 and December 31, 2021
Three months ended March 31, 2022
Our portfolio experienced net gains of $5.5 million in the first quarter of 2022, principally due to a $10.0 million, or 3.1%, increase in the fair values of our directly originated debt and equity investments. During the first quarter of 2022, we experienced unrealized losses of $1.0 million and $3.4 million, respectively, on our broadly syndicated loans and Structured Finance Notes primarily due to widening of liquid credit market spreads.
Net gains on our common equity investments were primarily attributable to the $9.6 million improvement in Pfanstiehl Holdings, Inc.
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
Loss on Extinguishment of Debt
Three months ended March 31, 2022
During the three months ended March 31, 2022, we redeemed $19.0 million of SBA debentures and, as a result, we recognized losses on extinguishment of debt of $0.1 million related to the charge-off of unamortized deferred borrowing costs on the redeemed debentures.
Three months ended March 31, 2021
During the three months ended March 31, 2021, we redeemed $9.8 million of SBA debentures and $98.5 million of Unsecured Notes and, as a result, we recognized losses on extinguishment of debt of $2.3 million related to the charge-off of unamortized deferred borrowing costs on these instruments.
Non-GAAP Financial Measure – Adjusted Net Investment Income
On a supplemental basis, we disclose adjusted net investment income (“Adjusted NII”) (including on a per share basis), which is a financial measure calculated and presented on basis other than in accordance with GAAP. Adjusted NII represents net investment income, excluding the capital gains incentive fee, in periods in which such expense occurs. GAAP requires recognition of a capital gains incentive fee in our financial statements when aggregate net realized and unrealized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the reporting date is positive. Such fees are subject to further conditions specified in the Investment Advisory Agreement, principally related to the realization of such net gains, before OFS Advisor is entitled to payment, and such recognized fees are subject to the risk of reversal should unrealized gains diminish to become losses. Management believes that Adjusted NII is a useful indicator of operations exclusive of any net capital gains incentive fee, as net investment income does not include the net gains, realized or unrealized, associated with the capital gains incentive fee.
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
The following table provides a reconciliation from net investment income (the most comparable GAAP measure) to Adjusted NII for the three months ended March 31, 2022 and December 31, 2021 (dollar amounts in thousands, except per share data):

	Three Months Ended
	March 31, 2022		December 31, 2021
	(000's)	Per Share	(000's)	Per Share
Net investment income	$3,005	$0.22	$4,430	$0.33
Capital Gains Fee	1,072	0.08	1,814	0.14
Adjusted NII	$4,077	$0.30	$6,244	$0.47
For the quarter ended March 31, 2022, the Capital Gains Fee of $1.1 million was primarily due to net unrealized appreciation of $55.0 million on the investment portfolio, partially offset by cumulative net realized losses of $40.1 million.

Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
Liquidity and Capital Resources
At March 31, 2022, we held cash of $10.5 million, which includes $5.2 million held by SBIC I LP, our wholly owned SBIC, and $2.3 million held by OFSCC-FS. Our use of cash held by SBIC I LP may be restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings (“READ”) or regulatory capital of SBIC I LP. During the three months ended March 31, 2022, the Parent received a READ distribution from SBIC I LP of $0.5 million. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the three months ended March 31, 2022, the Parent received $2.3 million in cash distributions from OFSCC-FS. As of March 31, 2022, cash available to be distributed from SBIC I LP and OFSCC-FS were $5.2 million and $-0-, respectively.
At March 31, 2022, we had an unused commitment of $21.8 million under our PWB Credit Facility, as well as an unused commitment of $38.6 million under our BNP Facility, both subject to a borrowing base requirements and other covenants. Based on fair values and equity capital at March 31, 2022, we could access all unused commitments under our credit facilities and remain in compliance with our asset coverage requirements. On April 22, 2022, we amended the PWB Credit Facility to, among other things, increase the maximum amount available from $25.0 million to $35.0 million.
As of May 2, 2022, we had cash on hand of approximately $22.9 million. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
The Parent may make unsecured loans to SBIC I LP, the aggregate which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of March 31, 2022.
Sources and Uses of Cash
We generate operating cash flows from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments and payment of expenses. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment, as well as accreted interest income on Structured Finance Notes, which may not coincide with cash distributions from these investments. As discussed in “Item 1.–Financial Statements–Note 3,” we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which may include investment income that we have not received in cash. In addition, we must distribute substantially all of our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving line of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash from net investment income(1)	$428	$761
Net (purchases and originations)/repayments and sales of portfolio investments(1)	(24,812)	5,062
Net cash provided by (used in) operating activities	(24,384)	5,823

Distributions paid to stockholders(2)	(3,719)	(2,655)
Net (borrowings) payments under lines of credit	14,650	(12,500)
Repayment of SBA debentures	(19,000)	(9,765)
Proceeds from unsecured notes offering, net of discounts	—	121,791
Redemption of unsecured notes	—	(98,525)
Other financing activities	(122)	(236)
Net cash used in financing activities	(8,191)	(1,890)
Increase (decrease) in cash	$(32,575)	$3,933
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
Cash from net investment income
Cash from net investment income decreased $0.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Net (purchases and originations)/repayments and sales of portfolio investments
During the three months ended March 31, 2022, net purchases and originations of portfolio investments of $24.8 million were primarily due to $65.9 million of cash we used to purchase portfolio investments, offset by $41.1 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Notes and accretion of interest income on Structured Finance Notes. During the three months ended March 31, 2021, net purchases and originations of portfolio investments of $5.1 million were primarily due to $44.0 million of cash we used to purchase portfolio investments, offset by $49.1 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Notes and accretion of interest income on Structured Finance Notes. See “—Portfolio Composition and Investment Activity–Investment Activity.”
Borrowings
SBA Debentures
SBIC I LP’s SBIC license allowed it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. As of March 31, 2022 and December 31, 2021, SBIC I LP had outstanding debentures of $50.9 million and $69.9 million, respectively.
On a stand-alone basis, SBIC I LP held $188.4 million and $195.5 million in total assets at March 31, 2022 and December 31, 2021, respectively, which accounted for approximately 33% and 34% of the Company’s total consolidated assets, respectively.
    As part of our plans to focus on lower-yielding, first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP intends, over time, to pay its outstanding SBA debentures prior to their scheduled maturity dates. Under a plan approved by the SBA, we will only make follow-on investments in current portfolio companies held by SBIC I LP. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. During the three months ended March 31, 2022, SBIC I LP redeemed $19.0 million of SBA debentures that were contractually due March 1, 2025 and September 1, 2025. During the three months ended March 31, 2022, we recognized a loss on extinguishment of debt of $0.1 million related to the charge-off of unamortized deferred borrowing costs on the redeemed debentures.
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
On April 22, 2022, we amended the BLA to: (i) increase the maximum amount available under the PWB Credit Facility from $25.0 million to $35.0 million; and (ii) extend the maturity date of the PWB Credit Facility from February 28, 2023 to February 28, 2024.
    As of March 31, 2022, we had $3.3 million outstanding and an unused commitment of $21.8 million under the PWB Credit Facility, subject to a borrowing base and other covenants.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of March 31, 2022, we were in compliance with the applicable covenants under the PWB Credit Facility.
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
BNP Facility
     On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $111.4 million was drawn as of March 31, 2022. Borrowings under the BNP Facility bear interest based on LIBOR for the relevant interest period, plus an applicable spread. The effective interest rate on the BNP Facility was 2.74% at March 31, 2022. The BNP Facility will mature on the earlier of June 20, 2024 or upon certain other events defined in the credit agreement which may result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. The unused commitment under the BNP Facility was $38.6 million as of March 31, 2022. As of March 31, 2022, we were in compliance with the applicable covenants under the BNP Facility.
    On a stand-alone basis, OFSCC-FS held approximately $199.2 million and $185.1 million in total assets at March 31, 2022 and December 31, 2021, respectively, which accounted for approximately 35% and 33% of our total consolidated assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the

United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Notes and other non-qualifying assets, consistent with our investment strategy. As of March 31, 2022, approximately 81% of our investments were qualifying assets.
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
    On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. No shares of common stock were repurchased during the three months ended March 31, 2022. As of March 31, 2022, the approximate dollar value of shares remaining that may be purchased under the program was $9.99 million.
    As of March 31, 2022, the aggregate amount outstanding of the senior securities issued by us was $345.6 million, for which our asset coverage was 171%. The Small Business Administration debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
    As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 15, 2021, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale). We have not sold any shares below net asset value pursuant to the proposal approved by our stockholders.
Contractual Obligations and Off-Balance Sheet Arrangements
At March 31, 2022, we had $10.5 million of cash and cash equivalents, as well as $21.8 million and $38.6 million of unfunded commitments under our PWB Credit Facility and BNP Facility, respectively, to meet our short-term contractual obligations. At March 31, 2022, we had $44.8 million in outstanding commitments to fund investments under various undrawn revolvers and other credit facilities. Long-term contractual obligations, such as our BNP Facility that matures in 2024 and has $111.4 million outstanding at March 31, 2022, can be repaid by selling OFSCC-FS portfolio investments that have a fair value of $195.7 million at March 31, 2022. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future.
At March 31, 2022, we have $50.9 million of outstanding SBA debentures that mature in 2025, which we may repay prior to their maturity dates by using proceeds from investment repayments. The SBIC I LP investment portfolio has a fair value of $182.5 million at March 31, 2022.
    As of March 31, 2022, we continue to believe our long-dated financing, with approximately 67% of our total debt, contractually maturing in 2025 and beyond, affords us operational flexibility.

We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the PWB Credit Facility and BNP Facility. In addition, we generally hold broadly syndicated loans in larger portfolio companies that can be sold over a relatively short period to generate cash.
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
Recent Developments
On April 22, 2022, we amended the BLA to: (i) increase the maximum amount available under our PWB Credit Facility from $25.0 million to $35.0 million; and (ii) extend the maturity date of the PWB Credit Facility from February 28, 2023 to February 28, 2024.
On May 3, 2022, our Board declared a distribution of $0.29 per share for the second quarter of 2022, payable on June 30, 2022 to stockholders of record as of June 23, 2022.

On May 3, 2022, our Board extended the Stock Repurchase Program for an additional two-year period ending May 22, 2024, or until the approved dollar amount has been used to repurchase shares.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing conflict between Russia and Ukraine and the COVID-19 pandemic have introduced significant volatility in the financial markets and global supply chain disruptions, and the effects of this volatility and these disruptions have impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 4, 2022.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by our Board based on independent third-party valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the three months ended March 31, 2022 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any further interest rate increases approved by the U.S. Federal Reserve, and rising inflation rates may affect both our cost of funding and the valuation of our investment portfolio. As of March 31, 2022, 93% of our debt investments bore interest at floating interest rates, at fair value. Historically, the interest rates on our debt investments bearing floating interest rates have been based on a floating LIBOR, but will transition away from LIBOR to any one the various alternative reference rates, and typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. Based on par, 90% of our loans that are subject to the floating rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. Based on par, the weighted average floor was 0.85%. As of March 31, 2022, 3-month LIBOR was 0.96% and we had debt investments with a aggregate principal of $189.5 million subject to their floor.
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. Our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and LIBOR, respectively, with effective interest rates of 5.54% and 2.74%, respectively, as of March 31, 2022.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Assuming that the interim and unaudited consolidated balance sheet as of March 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$801	$(240)	$561
50	1,543	(525)	1,018
75	2,398	(811)	1,587
100	3,280	(1,098)	2,182
125	4,171	(1,385)	2,786

Basis point decrease	Interest income	Interest expense	Net change
25	$(170)	$317	$147
50	(330)	596	266
75	(391)	611	220
100	(421)	611	190
125	(424)	611	187

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2022. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 4, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risk described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 4, 2022. The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In addition, the ongoing conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objectives, but there can be no assurance that we will be successful in doing so.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2022, we issued 3,016 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $39,201.
Issuer Purchases of Equity Securities
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company could acquire up to $10.0 million of its outstanding common stock through the two-year period ending May 22, 2020.
On May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program.

During the three months ended March 31, 2022, no shares of common stock were repurchased on the open market under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amount in thousands except shares and per share amounts):

Period	Total Number of Shares Purchased (1)	Cost of Shares Purchased	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
May 22, 2018 through December 31, 2018	300	$3	$10.29	$9,997
January 1, 2019 through December 31, 2019	—	—	—	9,997
January 1, 2020 through December 31, 2020	—	—	—	9,997
January 1, 2021 through December 31, 2021	700	5	6.70	9,992
January 1, 2022 through March 31, 2022	—	—	—	9,992
(1)    Excludes shares purchased on the open market and reissued in order to satisfy the DRIP obligation.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
3.1	Certificate of Incorporation of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	Form 10-K	March 26, 2013
3.3	Bylaws of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
14.1	Joint Code of Ethics of OFS Capital Corporation and OFS Advisor			*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2022	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer