Form 10-Q
period 2022-06-30
OFS Capital Corp
filed 2022-08-05
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 3, 2022 was 13,429,777.

OFS CAPITAL CORPORATION

Defined Terms
We have used “we,” “us,” “our,” “our company” and “the Company” to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Adjusted NII	A financial measure calculated and presented on a basis other than in accordance with GAAP and represents net investment income excluding the capital gains incentive fee
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund
Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor or by registered investment advisers controlling, controlled by, or under common control with, OFS Advisor

ASC	Accounting Standards Codification, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility, as amended, that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement, as amended, by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company’s board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company

Term	Explanation or Definition
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
PWB Credit Facility	A senior secured revolving credit facility, as amended, with Pacific Western Bank, as lender, that provides for borrowings to the Company in an aggregate principal amount up to $35,000,000
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SBIC I GP	OFS SBIC I GP, LLC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Notes	CLO mezzanine debt, CLO subordinated debt and CLO loan accumulation facility positions
Transaction Price	The price in an arm’s length transaction involving the same security
Unsecured Notes	The Unsecured Notes Due September 2023, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025, the Unsecured Notes Due October 2026, the Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2025	The Company’s $48.5 million aggregate principal amount of 6.5% notes due October 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026, which were redeemed on November 22, 2021
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028
Unsecured Notes Due September 2023	The Company’s $25.0 million aggregate principal amount of 6.25% notes due September 30, 2023, which were redeemed on November 1, 2021

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
•our plans to focus on first lien senior secured loans to larger borrowers and the impact on our risk profile, including our belief that the seniority of such loans in a borrower's capital structure may provide greater downside protection against adverse economic changes, including those caused by the ongoing impacts of the coronavirus (“COVID-19”) pandemic, the ongoing conflict between Russia and Ukraine, and rising interest and inflation rates;
•the percentage of investments that will bear interest on a floating rate or fixed rate basis;
•interest rate volatility, including the transition from LIBOR to SOFR and/or other alternative reference rate(s);
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
•the impact of current political, economic and industry conditions, including changes in the interest rate environment, significant market volatility, supply chain disruptions, other conditions affecting the financial and capital markets, and the ongoing impacts of the COVID-19 pandemic on our business, financial condition, results of operations and fair value of our portfolio investments;
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
    Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 4, 2022, and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 6, 2022, and this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $489,849 and $428,398, respectively)	$456,076	$421,567
Affiliate investments (amortized cost of $17,635 and $17,650, respectively)	91,601	72,584
Control investment (amortized cost of $0 and $11,264, respectively)	—	12,948
Total investments, at fair value (amortized cost of $507,484 and $457,312, respectively)	547,677	507,099
Cash	14,844	43,048
Interest receivable	1,883	1,475
Receivable for investments sold	—	14,893
Prepaid expenses and other assets	2,917	2,533
Total assets	$567,321	$569,048

Liabilities
Revolving lines of credit	$134,100	$100,000
SBA debentures (net of deferred debt issuance costs of $319 and $555, respectively)	50,601	69,365
Unsecured notes (net of deferred debt issuance costs of $4,155 and $4,554, respectively)	175,845	175,446
Interest payable	3,714	3,685
Payable to adviser and affiliates (Note 3)	2,672	6,217
Payable for investments purchased	3,905	8,788
Accrued professional fees	383	452
Other liabilities	389	1,351
Total liabilities	371,609	365,304

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,429,777 and 13,422,413 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	134	134
Paid-in capital in excess of par	185,195	185,113
Total distributable earnings	10,383	18,497
Total net assets	195,712	203,744

Total liabilities and net assets	$567,321	$569,048

Number of shares outstanding	13,429,777	13,422,413
Net asset value per share	$14.57	$15.18

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income
Interest income:
Non-control/non-affiliate investments	$10,345	$9,384	$20,047	$18,245
Affiliate investments	—	932	—	1,860
Control investment	—	322	141	689
Total interest income	10,345	10,638	20,188	20,794
Dividend income:
Non-control/non-affiliate investments	—	—	713	—
Affiliate investments	5	59	5	106
Control investment	—	136	45	136
Total dividend income	5	195	763	242
Fee income:
Non-control/non-affiliate investments	82	583	421	834
Affiliate investments	—	—	—	37
Control investment	—	—	6	—
Total fee income	82	583	427	871
Total investment income	10,432	11,416	21,378	21,907
Expenses
Interest expense	3,943	4,241	7,567	9,066
Management fee	2,056	1,876	4,076	3,710
Income Incentive Fee	—	809	—	809
Capital Gains Fee	(2,988)	—	(1,916)	—
Professional fees	352	489	759	876
Administration fee	423	439	874	1,007
Other expenses	398	327	765	654
Total expenses	4,184	8,181	12,125	16,122
Net investment income	6,248	3,235	9,253	5,785
Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(190)	(10,841)	(203)	(10,750)
Net realized gain on control investments	—	—	278	—
Income tax expense on net realized investment gains	—	—	(48)	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	(22,158)	18,071	(26,942)	19,655
Net unrealized appreciation on affiliate investments	7,241	11,465	19,033	13,391
Net unrealized appreciation (depreciation) on control investment	—	716	(1,684)	1,104
Deferred tax benefit (expense) on investments net unrealized appreciation/depreciation	35	(205)	(6)	(271)
Net gain (loss) on investments	(15,072)	19,206	(9,572)	23,129
Loss on extinguishment of debt	—	—	(144)	(2,299)
Net increase (decrease) in net assets resulting from operations	$(8,824)	$22,441	$(463)	$26,615

Net investment income per common share – basic and diluted	$0.47	$0.24	$0.69	$0.43
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.66)	$1.67	$(0.03)	$1.98
Distributions declared per common share	$0.29	$0.22	$0.57	$0.42
Basic and diluted weighted average shares outstanding	13,425,477	13,411,998	13,423,970	13,410,524
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2020	—	$—	13,409,559	$134	$187,124	$(28,302)	$158,956
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	5,785	5,785
Net realized loss on investments, net of taxes	—	—	—	—	—	(10,750)	(10,750)
Loss on extinguishment of debt	—	—	—	—	—	(2,299)	(2,299)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	33,879	33,879
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	6,376	—	60	—	60
Dividends declared	—	—	—	—	—	(5,633)	(5,633)
Common stock repurchased under Stock Repurchase Program	—	—	(700)	—	(5)	—	(5)
Net increase for the six month period ended June 30, 2021	—	—	5,676	—	55	20,982	21,037
Balances at June 30, 2021	—	$—	13,415,235	$134	$187,179	$(7,320)	$179,993

Balances at March 31, 2021	—	$—	13,411,962	$134	$187,146	$(26,810)	$160,470
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,235	3,235
Net realized loss on investments, net of taxes	—	—	—	—	—	(10,841)	(10,841)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	30,047	30,047
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	3,273	—	33	—	33
Dividends declared	—	—	—	—	—	(2,951)	(2,951)
Net increase for the three month period ended June 30, 2021	—	—	3,273	—	33	19,490	19,523
Balances at June 30, 2021	—	$—	13,415,235	$134	$187,179	$(7,320)	$179,993

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2021	—	$—	13,422,413	$134	$185,113	$18,497	$203,744
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	9,253	9,253
Net realized gain on investments, net of taxes	—	—	—	—	—	27	27
Loss on extinguishment of debt	—	—	—	—	—	(144)	(144)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(9,599)	(9,599)
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	7,364	—	82	—	82
Dividends declared	—	—	—	—	—	(7,651)	(7,651)
Net increase (decrease) for the six month period ended June 30, 2022	—	—	7,364	—	82	(8,114)	(8,032)
Balances at June 30, 2022	—	$—	13,429,777	$134	$185,195	$10,383	$195,712

Balances at March 31, 2022	—	$—	13,425,429	$134	$185,152	$23,100	$208,386
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	6,248	6,248
Net realized loss on investments, net of taxes	—	—	—	—	—	(190)	(190)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(14,882)	(14,882)
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	4,348	—	43	—	43
Dividends declared	—	—	—	—	—	(3,893)	(3,893)
Net increase (decrease) for the three month period ended June 30, 2022	—	—	4,348	—	43	(12,717)	(12,674)
Balances at June 30, 2022	—	$—	13,429,777	$134	$185,195	$10,383	$195,712

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(463)	$26,615
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(75)	10,750
Income tax expense on net realized investment gains	48	—
Loss on extinguishment of debt	144	2,299
Net unrealized (appreciation) depreciation on investments, net of taxes	9,599	(33,879)
Amortization of Net Loan Fees	(794)	(1,521)
Amendment fees collected	112	97
Payment-in-kind interest and dividend income	(316)	(943)
Accretion of interest income on Structured Finance Notes	(4,785)	(4,670)
Amortization of debt issuance costs	751	888
Amortization of intangible asset	205	111
Purchase and origination of portfolio investments	(122,608)	(128,848)
Proceeds from principal payments on portfolio investments	54,525	100,817
Proceeds from sale or redemption of portfolio investments	12,179	10,294
Proceeds from distributions received from Structured Finance Notes	11,214	6,356
Changes in operating assets and liabilities:
Interest receivable	(408)	247
Interest payable	29	912
Payable to adviser and affiliates	(3,545)	100
Receivable for investment sold	14,893	—
Payable for investments purchased	(4,883)	7,952
Other assets and liabilities	(535)	249
Net cash used in operating activities	(34,713)	(2,174)

Cash flows from financing activities
Distributions paid to stockholders	(7,569)	(5,573)
Borrowings under revolving lines of credit	49,850	42,400
Repayments under revolving lines of credit	(15,750)	(50,400)
Repayments of SBA debentures	(19,000)	(9,765)
Redemption of unsecured notes	—	(98,525)
Proceeds from unsecured notes offering, net of discounts	—	121,791
Payment of deferred financing costs	(1,022)	(298)
Repurchases of common stock under Stock Repurchase Program	—	(5)
Net cash provided by (used in) financing activities	6,509	(375)
Net decrease in cash	(28,204)	(2,549)
Cash at beginning of period	43,048	37,708
Cash at end of period	$14,844	$35,159

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,787	$7,266
Reinvestment of distributions to stockholders	82	60
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
June 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
Senior Secured Loan		7.60%	(L +6.00%)	1/28/2022	11/16/2027	$8,955	$8,893	$8,861	4.4%

Aegion Corporation (15) (22)	Water and Sewer Line and Related Structures Construction
Senior Secured Loan		6.27%	(L +4.75%)	4/1/2021	5/17/2028	2,426	2,395	2,250	1.1

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		7.70%	(SOFR +5.50%)	3/2/2021	2/10/2027	3,788	3,782	3,393	1.7

All Star Auto Lights, Inc. (4) (15)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.41%	(L +6.50%)	12/19/2019	8/20/2025	23,217	22,935	23,217	11.9

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		10.75%	(L +8.50%)	1/31/2022	9/14/2029	3,000	2,656	2,486	1.3

Asurion, LLC	Communication Equipment Repair and Maintenance
Senior Secured Loan		6.92%	(L +5.25%)	6/28/2022	1/31/2028	2,000	1,745	1,718	0.9

Atlantis Holding, LLC (15)	Electronics and Appliance Stores
Senior Secured Loan		9.30%	(SOFR +7.25%)	3/29/2022	3/31/2029	8,421	8,116	7,716	3.9

Autokiniton US Holdings, Inc. (14) (15)	Automotive Parts and Accessories Stores
Senior Secured Loan		5.62%	(L +4.50%)	3/26/2021	4/6/2028	2,683	2,675	2,488	1.3

Avison Young (15) (22)	Nonresidential Property Managers
Senior Secured Loan		6.99%	(L +5.75%)	11/25/2021	1/31/2026	3,966	3,951	3,940	2.0

Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		5.42%	(L +3.75%)	2/26/2021	3/6/2028	979	974	895	0.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Baymark Health Services, Inc. (15)	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		10.17%	(L +8.50%)	6/10/2021	6/11/2028	$4,962	$4,898	$4,997	2.6%
Senior Secured Loan (Delayed Draw) (5)		10.17%	(L +8.50%)	6/10/2021	6/11/2028	2,760	2,645	2,818	1.4
						7,722	7,543	7,815	4.0
Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw) (5) (15)		8.80%	(SOFR +6.50%)	2/25/2022	2/25/2027	9,669	9,579	9,421	4.8
Senior Secured Loan (Revolver) (5)		n/m (18)	(SOFR +6.50%)	2/25/2022	2/25/2027	—	(12)	(33)	—
Common Equity (1,290 Class A units) (10) (13)				2/25/2022		—	1,290	1,178	0.6
						9,669	10,857	10,566	5.4
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			703	29	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		8.42%	(L +6.75%)	9/28/2018	3/30/2029	4,838	4,827	4,795	2.5

Corel Inc. (14) (15)	Software Publishers
Senior Secured Loan		6.57%	(L +5.00%)	3/2/2021	7/2/2026	636	635	610	0.3

Creation Technologies (15) (22)	Bare Printed Circuit Board Manufacturing
Senior Secured Loan		6.46%	(L +5.50%)	9/24/2021	10/5/2028	2,000	1,986	1,761	0.9

Dessert Holdings	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		9.50%	(L +7.25%)	2/2/2022	6/8/2029	1,667	1,639	1,593	0.8

DHX Media Ltd. (14) (15) (22)	Motion Picture and Video Production
Senior Secured Loan		5.92%	(L +4.25%)	3/19/2021	3/18/2028	3,954	3,913	3,741	1.9

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		9.18%	(SOFR +8.00%)	3/9/2022	5/25/2026	254	247	253	0.1
Senior Secured Loan		4.43%	(SOFR +3.25%)	11/19/2019	8/24/2026	1,945	1,945	473	0.2
						2,199	2,192	726	0.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Directv Financing, LLC (14) (15)	Wired Telecommunications Carriers
Senior Secured Loan		6.67%	(L +5.00%)	7/22/2021	8/2/2027	$2,097	$2,093	$1,936	1.0%

East West Manufacturing (15)	Fluid Power Pump and Motor Manufacturing
Senior Secured Loan		7.28%	(SOFR +5.75%)	2/11/2022	12/22/2028	1,959	1,941	1,891	1.0
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(SOFR +2.88%)	2/11/2022	12/22/2028	—	(3)	(10)	—
						1,959	1,938	1,881	1.0
Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (6) (11)		12.50% cash / 1.50% PIK	N/A	7/13/2017	1/13/2023	9,261	9,210	7,142	3.6
Common Equity (71,250 Class A units) (10)				7/13/2017			713	—	—
						9,261	9,923	7,142	3.6
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		10.03%	(L +8.50%)	4/8/2021	6/26/2026	3,679	3,314	3,471	1.8

EnergySolutions, LLC (14) (15)	Hazardous Waste Treatment and Disposal
Senior Secured Loan		6.00%	(L +3.75%)	7/8/2021	5/9/2025	1,778	1,775	1,663	0.8

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4) (19)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50%	N/A	12/31/2021	12/31/2025	6,391	6,391	6,391	3.3
Senior Secured Loan (6)		10.00% PIK	N/A	12/31/2021	12/31/2026	6,751	6,584	3,221	1.6
Senior Secured Loan (Revolver) (5)		7.50%	N/A	11/29/2021	12/31/2025	771	771	771	0.4
Equity Participation Rights (23)				12/31/2021		—	4,722	—	—
						13,913	18,468	10,383	5.3
Excelin Home Health, LLC (4)	Home Health Care Services
Senior Secured Loan		11.75%	(L +9.50%)	10/25/2018	9/30/2025	4,250	4,172	4,208	2.2

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units) (10)				12/29/2017			450	—	—
Common Equity (40,984 Class B units) (10)				12/29/2017			50	—	—
							500	—	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (15)		8.25%	(L +6.00%)	10/15/2021	10/15/2027	$6,565	$6,449	$6,352	3.2%
Senior Secured Loan (Delayed Draw) (5) (15)		8.25%	(L +6.00%)	10/15/2021	10/15/2027	1,913	1,859	1,779	0.9
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.00%)	10/15/2021	10/15/2027	—	(13)	(25)	—
						8,478	8,295	8,106	4.1
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		7.82%	(L +6.75%)	1/27/2022	3/2/2029	4,000	4,000	3,744	1.9

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan (11)		9.25% cash / 1.0% PIK	(L +8.00%)	10/1/2018	10/1/2024	15,260	15,001	15,260	7.8
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +7.00%)	10/1/2018	10/1/2024	—	(11)	—	—
						15,260	14,990	15,260	7.8
Intouch Midco Inc. (15) (22)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		6.42%	(L +4.75%)	12/20/2019	8/24/2025	2,894	2,862	2,846	1.5

Ivanti Software, Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.85%	(L +4.25%)	3/26/2021	12/1/2027	2,978	2,988	2,573	1.3

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		6.74%	(L +5.50%)	1/14/2021	11/15/2025	5,553	5,379	4,859	2.5

Karman Buyer Corp (14) (15)	Advertising Agencies
Senior Secured Loan		6.17%	(L +4.50%)	3/2/2022	10/28/2027	2,296	2,264	2,119	1.1

KNS Acquisition Corp. (14) (15)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		8.50%	(L +6.25%)	4/16/2021	4/21/2027	6,869	6,830	6,635	3.4

Kreg LLC	Other Ambulatory Health Care Services
Senior Secured Loan (15)		8.50%	(L +6.25%)	12/20/2021	12/20/2026	20,244	20,108	19,889	10.2
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.25%)	12/20/2021	12/20/2026	—	(15)	(39)	—
						20,244	20,093	19,850	10.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
LogMeIn, Inc. (14) (15)	Data Processing, Hosting, and Related Services
Senior Secured Loan		6.35%	(L +4.75%)	3/26/2021	8/31/2027	$2,961	$2,960	$2,287	1.2%

Magenta Buyer LLC (14) (15)	Software Publishers
Senior Secured Loan		5.98%	(L +4.75%)	7/28/2021	7/27/2028	4,838	4,825	4,363	2.2

McGraw Hill Global Education Holdings, LLC (14) (15)	All Other Publishers
Senior Secured Loan		5.55%	(L +4.75%)	4/1/2021	7/28/2028	2,298	2,278	2,088	1.1

Metasource (15)	All Other Business Support Services
Senior Secured Loan		7.78%	(SOFR +6.25%)	5/17/2022	5/17/2027	2,793	2,766	2,766	1.4
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(SOFR +6.25%)	5/17/2022	5/17/2024	—	(11)	(11)	—
						2,793	2,755	2,755	1.4
Milrose Consultants, LLC (4)	Administrative Management and General Management Consulting Services
Senior Secured Loan (15)		8.75%	(L +6.50%)	7/16/2019	7/16/2025	22,250	22,250	21,803	11.1
Senior Secured Loan (Revolver) (5)		8.75%	(L +6.50%)	7/16/2019	7/16/2025	476	469	444	0.2
						22,726	22,719	22,247	11.3
Molded Devices, Inc.	Other Industrial Machinery Manufacturing
Senior Secured Loan (15)		7.00%	(L +6.00%)	11/1/2021	11/1/2026	8,029	7,959	7,798	4.0
Senior Secured Loan (Delayed Draw) (5) (15)		n/m (18)	(L +6.00%)	11/1/2021	11/1/2026	—	(6)	(42)	—
Senior Secured Loan (Revolver) (5)		7.00%	(L +6.00%)	11/1/2021	11/1/2026	603	594	575	0.3
						8,632	8,547	8,331	4.3
Odyssey Logistics and Technology Corporation (14) (15)	Freight Transportation Arrangement
Senior Secured Loan		5.24%	(L +4.00%)	4/5/2021	10/12/2024	987	977	950	0.5

One GI LLC	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw) (15)		8.42%	(L +6.75%)	12/13/2021	12/22/2025	7,545	7,414	7,221	3.7
Senior Secured Loan (Delayed Draw) (5) (15)		n/m (18)	(L +6.75%)	12/13/2021	12/13/2023	—	(29)	(171)	(0.1)
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.75%)	12/13/2021	12/22/2025	—	(25)	(62)	—
						7,545	7,360	6,988	3.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Parfums Holding Company, Inc. (14) (15)	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		5.67%	(L +4.00%)	6/25/2019	6/30/2024	$1,462	$1,462	$1,384	0.7%

Peraton Inc. (14) (15)	Management Consulting Services
Senior Secured Loan		5.42%	(L +3.75%)	4/2/2021	2/1/2028	408	408	384	0.2

Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6) (10)	Software Publishers
Senior Secured Loan		4.00%	N/A	3/13/2018	3/12/2023	16,728	14,192	7,303	3.7

PM Acquisition LLC (10) (20)	All Other General Merchandise Stores
Common Equity (499 units)				9/30/2017			499	1,119	0.6

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.00% PIK	(L +9.75%)	3/23/2018	3/24/2025	2,559	2,550	2,584	1.3

RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Senior Secured Loan		8.75%	(L +6.50%)	6/24/2022	7/30/2029	1,125	1,080	1,080	0.6

Reception Purchaser LLC (15)	Transportation and Warehousing
Senior Secured Loan		8.20%	(SOFR +6.00%)	4/28/2022	3/24/2028	5,109	5,034	5,034	2.6

Resource Label Group, LLC (14) (15)	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.92%	(L +4.25%)	7/2/2021	7/7/2028	3,420	3,411	3,207	1.6

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)				1/17/2018			492	735	0.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
RSA Security (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		5.93%	(L +4.75%)	4/16/2021	4/27/2028	$2,783	$2,769	$2,412	1.2%
Senior Secured Loan		8.97%	(L +7.75%)	4/16/2021	4/27/2029	4,450	4,396	4,049	2.1
						7,233	7,165	6,461	3.3
RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	8/31/2021	8/31/2026	4,169	3,968	3,884	2.0
Senior Secured Loan (Delayed Draw) (5)		9.25%	(L +8.25%)	8/31/2021	2/23/2023	1,261	1,249	1,139	0.6
Warrants (warrants to purchase up to $600,000 in common stock)				8/31/2021	2/28/2023 (12)		200	2	—
						5,430	5,417	5,025	2.6
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)				9/4/2020			160	101	0.1

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		5.17%	(L +3.50%)	3/25/2021	4/3/2028	1,831	1,815	1,611	0.8

Southern Technical Institute, LLC (4) (23)	Colleges, Universities, and Professional Schools
Equity appreciation rights				6/27/2018			—	7,192	3.7

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,) (15)	Child Day Care Services
Senior Secured Loan		10.50%	(L +8.25%)	7/26/2018	7/30/2026	6,399	6,355	6,034	3.1

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		7.20%	(SOFR +5.00%)	8/26/2019	8/26/2024	9,725	9,683	9,679	4.9
Senior Secured Loan		7.20%	(SOFR +5.00%)	12/31/2020	8/26/2024	1,051	1,044	1,046	0.5
Senior Secured Loan		7.20%	(SOFR +5.00%)	12/8/2021	8/26/2024	2,647	2,626	2,634	1.3
Senior Secured Loan (Revolver) (5)		n/m (18)	(SOFR +5.00%)	8/26/2019	8/26/2024	—	(3)	(3)	—
						13,423	13,350	13,356	6.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SS Acquisition, LLC (15)	Sports and Recreation Instruction
Senior Secured Loan (8)		7.87%	(L +6.87%)	12/30/2021	12/30/2026	$3,042	$3,014	$3,016	1.5%
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +6.87%)	12/30/2021	12/30/2026	—	—	(15)	—
						3,042	3,014	3,001	1.5
Staples, Inc. (14) (15) (22)	Business to Business Electronic Markets
Senior Secured Loan		6.29%	(L +5.00%)	6/24/2019	4/16/2026	2,915	2,866	2,548	1.2

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		9.67%	(L +8.00%)	5/15/2018	4/30/2026	9,073	9,071	9,035	4.5

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		8.67%	(L +7.00%)	12/21/2021	12/22/2024	16,333	16,333	16,234	8.3
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +7.00%)	12/21/2021	12/22/2024	—	(38)	(28)	—
						16,333	16,295	16,206	8.3
Thryv, Inc. (14) (15)	Directory and Mailing List Publishers
Senior Secured Loan		9.74%	(L +8.50%)	2/18/2021	3/1/2026	2,889	2,835	2,832	1.4

Tolemar Acquisition, INC.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan (15)		7.67%	(L +6.00%)	10/14/2021	10/14/2026	15,583	15,516	15,559	7.9
Senior Secured Loan (Revolver) (5)		7.67%	(L +6.00%)	10/14/2021	10/14/2026	746	735	742	0.4
						16,329	16,251	16,301	8.3
Tony's Finer Foods Enterprises, LLC	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan (15)		7.15%	(SOFR +6.00%)	4/20/2022	4/20/2028	7,953	7,877	7,877	4.0
Senior Secured Loan (Revolver) (5)		n/m (18)	(SOFR +6.00%)	4/20/2022	4/20/2027	—	(10)	(10)	—
						7,953	7,867	7,867	4.0
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		10.75%	(L +8.50%)	5/13/2021	11/2/2028	4,500	4,620	4,498	2.3

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (4,701 units)				4/16/2013			9	16	—
Warrants (3,976 units)				7/26/2012	4/16/2023 (12)		8	8	—
							17	24	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
West Corporation (14) (15)	All Other Telecommunications
Senior Secured Loan		5.17%	(L +3.50%)	2/26/2021	10/10/2024	$871	$861	$746	0.4%
Senior Secured Loan		5.67%	(L +4.00%)	7/29/2021	10/10/2024	2,564	2,519	2,192	1.1
						3,435	3,380	2,938	1.5
Yahoo / Verizon Media (14) (15)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		7.17%	(L +5.50%)	7/21/2021	9/1/2027	3,210	3,179	3,053	1.6

Total Debt and Equity Investments						$385,215	$387,507	$366,198	186.8%

Structured Finance Note Investments
Subordinated Notes and Mezzanine Debt (9) (22)
Apex Credit CLO 2020 Ltd. (7)
Subordinated Notes		15.27%		11/16/2020	10/20/2031	$11,080	$9,520	$8,186	4.2%

Apex Credit CLO 2021 Ltd (7)
Subordinated Notes		14.87%		5/28/2021	7/18/2034	8,630	7,052	5,594	2.9

Apex Credit CLO 2022-1A (7)
Subordinated Notes		13.36%		4/28/2022	4/22/2033	10,726	8,694	8,694	4.4

Ares L CLO
Mezzanine debt - Class E		6.69%	(L +5.65%)	2/17/2022	1/15/2032	6,000	5,708	5,329	2.7

Barings CLO 2019-I Ltd.
Mezzanine debt - Class E		7.90%	(L +6.86%)	2/23/2022	4/15/2035	8,000	7,889	7,348	3.8

Battalion CLO XI, Ltd.
Mezzanine debt - Class E		8.03%	(L +6.85%)	4/25/2022	4/24/2034	6,000	5,824	5,478	2.8

Dryden 53 CLO, Ltd. (7)
Subordinated Notes - Income		21.46%		10/26/2020	1/15/2031	2,700	1,507	1,162	0.6
Subordinated Notes		21.43%		10/26/2020	1/15/2031	2,159	1,205	929	0.5
						4,859	2,712	2,091	1.1
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		19.10%		9/27/2019	10/20/2032	2,750	2,118	1,894	1.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Elevation CLO 2017-7, Ltd. (7) (16)
Subordinated Notes		0.0%		2/6/2019	7/15/2030	$5,860	$1,722	$378	0.2%

Flatiron CLO 18, Ltd. (7)
Subordinated Notes		18.90%		1/2/2019	4/17/2031	9,680	6,748	5,615	2.9

Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		22.74%		1/8/2020	7/27/2047	10,000	6,106	5,393	2.8

Madison Park Funding XXIX, Ltd. (7)
Subordinated Notes		14.50%		12/22/2020	10/18/2047	9,500	6,532	5,596	2.9

Monroe Capital MML CLO X, Ltd.
Mezzanine debt - Class E-R		10.06%	(SOFR +8.75%)	4/22/2022	5/20/2034	1,000	937	937	0.5

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		18.28%		1/23/2020	10/20/2030	7,000	4,484	3,450	1.8

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine debt - Class E		8.36%	(L +7.30%)	1/26/2021	1/20/2034	1,000	976	905	0.5

Redding Ridge 4 (7)
Subordinated Notes		14.47%		3/4/2021	4/15/2030	1,300	1,050	785	0.4

Regatta II Funding
Mezzanine debt - Class DR2		7.99%	(L +6.95%)	6/5/2020	1/15/2029	800	757	738	0.4

Regatta XXII Funding Ltd
Mezzanine debt - Class E		8.52%	(L +7.19%)	5/6/2022	6/16/2035	3,000	2,970	2,970	1.5

THL Credit Wind River 2019‐3 CLO Ltd (7)
Subordinated Notes		14.48%		4/5/2019	4/15/2031	7,000	5,449	4,199	2.1

Trinitas CLO VIII (7)
Subordinated Notes		21.80%		3/4/2021	7/20/2117	5,200	3,023	2,374	1.2

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Venture 45 CLO Ltd.
Mezzanine debt - Class E		8.57%	(SOFR +7.70%)	4/18/2022	7/20/2035	$3,000	$2,926	$2,926	1.5%

Wellfleet CLO 2018-2 (7)
Subordinated Notes		21.70%		3/4/2021	10/20/2031	1,000	645	498	0.3

Total Subordinated Notes and Mezzanine Debt Investments						$123,385	$93,842	$81,378	41.9%

Loan Accumulation Facility (17) (22)
Brightwood Capital MM CLO 2022-1, LTD
Loan accumulation facility		14.50%		1/5/2022	12/31/2032	$8,500	$8,500	$8,500	4.3%

Total Loan Accumulation Facility Investment						$8,500	$8,500	$8,500	4.3%

Total Structured Finance Notes						$131,885	$102,342	$89,878	46.2%

Total Non-control/Non-affiliate Investments						$517,100	$489,849	$456,076	233.0%
Affiliate Investments
Contract Datascan Holdings, Inc. (4) (10) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			$5,849	$4,487	2.3%
Common Equity (11,273 shares)				6/28/2016			104	134	0.1
							5,953	4,621	2.4
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)				3/8/2018			1,135	1,269	0.6

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00%	N/A	4/17/2015	7/20/2023	8,046	4,680	161	0.1
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						8,046	8,163	161	0.1
Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	83,153	42.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			$1,595	$1,050	0.5%

TRS Services, LLC (4) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			—	1,347	0.7
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
							572	1,347	0.7

Total Affiliate Investments						$8,046	$17,635	$91,601	46.8%

Total Investments						$525,146	$507,484	$547,677	279.8%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)At June 30, 2022, the Company held loans with an aggregate principal amount of $345,313, or 93% of the total loan portfolio, that bear interest at a variable rate indexed to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. As of June 30, 2022, variable-rate loans with an aggregate principal amount of $42,778 were subject to reference rate floor provisions of 1.00%. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect at June 30, 2022. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of June 30, 2022, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated debt investments. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of June 30, 2022:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	7.87%	7.50%	0.37%

(9)The rate disclosed on subordinated note investments is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amount and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
(10)Non-income producing.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2022
(Dollar amounts in thousands)

(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2022:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.50%	12.50% or 14.00%	1.00%
Inergex Holdings, LLC	Senior Loan	0% or 1.00%	9.25% to 10.25%	1.00%
Master Cutlery, LLC	Subordinated Loan	0% to 13.00%	0% to 13.00%	13.00%

(12)Represents expiration date of the warrants.
(13)All or portion of investment held by a wholly-owned subsidiary subject to income tax.
(14)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(15)Investments (or portion thereof) held by OFSCC-FS. These assets are pledged as collateral of the BNP Facility and cannot be pledged under any debt obligation of the Parent.
(16)As of June 30, 2022, the effective accretable yield has been estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security's anticipated optional redemption, is less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions will be recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security's then-current amortized cost.
(17)Loan accumulation facilities are financing structures intended to aggregate loans that are expected to form part of the portfolio of a future CLO vehicle. Reported yields represent an estimated yield to be earned on the investment. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. As of June 30, 2022, the fair value of loan accumulation facilities were determined by reference to Transaction Price as an approximation of fair value.
(18)Not meaningful as there is no outstanding balance on the revolver or delayed draw facility. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company holds at least one seat on the portfolio company’s board of directors.
(20)The Company has an observer seat on the portfolio company’s board of directors.
(21)Portfolio company represents greater than 5% of total assets at June 30, 2022.
(22)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of June 30, 2022, approximately 80% of the Company's assets were qualifying assets.
(23)Equity participation rights issued by unaffiliated third party fully covered with underlying positions in the portfolio company.

See Notes to Consolidated Financial Statements (unaudited).

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Odyssey Logistics and Technology Corporation (14) (15)	Freight Transportation Arrangement
Senior Secured Loan		5.00%	(L +4.00%)	4/5/2021	10/12/2024	$1,985	$1,960	$1,970	1.0%

One GI LLC (15)	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		7.75%	(L +6.75%)	12/13/2021	3/13/2022	5,515	5,403	5,403	2.7
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +6.75%)	12/13/2021	12/13/2023	—	(39)	(39)	—
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.75%)	12/13/2021	12/22/2025	—	(29)	(29)	—
						5,515	5,335	5,335	2.7
Parfums Holding Company, Inc. (14) (15)	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		4.10%	(L +4.00%)	6/25/2019	6/30/2024	1,534	1,533	1,531	0.8

Peraton Inc. (14) (15)	Management Consulting Services
Senior Secured Loan		4.50%	(L +3.75%)	4/2/2021	2/1/2028	835	836	837	0.4

Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC (6) (10)	Software Publishers
Senior Secured Loan		4.00%	N/A	3/13/2018	3/12/2023	16,728	14,358	7,027	3.3

PM Acquisition LLC (20)	All Other General Merchandise Stores
Common Equity (499 units) (10) (13)				9/30/2017			499	1,698	0.8

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.00% PIK	(L +9.75%)	3/23/2018	3/24/2025	5,367	5,344	5,378	2.6

Resource Label Group, LLC (14) (15)	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.00%	(L +4.25%)	7/2/2021	7/7/2028	694	692	694	0.3
Senior Secured Loan (Delayed Draw)		5.00%	(L +4.25%)	7/2/2021	7/2/2028	2,743	2,735	2,742	1.3
						3,437	3,427	3,436	1.6
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)				1/17/2018			492	794	0.4

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
The Company may make investments directly or through one or more of its subsidiaries: SBIC I LP, OFSCC-FS or OFSCC-MB.
SBIC I LP is an investment company subsidiary licensed under the SBA’s small business investment company program. The Company is limited to follow-on investments in current portfolio companies held through SBIC I LP. SBIC I LP is subject to SBA regulations and policies, including periodic examinations by the SBA. Over time, SBIC I LP intends to repay its outstanding SBA debentures prior to their scheduled maturity dates.
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
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from its investments, if borrowers completely fail to perform according to the terms of the contracts, is equal to the sum of the Company’s recorded investments and the unfunded commitments disclosed in Note 6.
Valuation of Portfolio Investments: In December 2020, the SEC issued a final rule adopting Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s mandatory requirements on or before the compliance date in September 2022.
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
Effective January 1, 2022, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (excluding cash) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis, and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement for the calendar year 2022 on February 4, 2022.
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through June 30, 2022, the Company has not made a Capital Gains Fee payment.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of June 30, 2022 and December 31, 2021, Capital Gains Fees of $-0- and $1,916, respectively, were accrued and are included in the amounts payable to the investment adviser and affiliates as listed on the consolidated statements of assets and liabilities.
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
Equity Ownership: As of June 30, 2022, affiliates of OFS Advisor held approximately 3,019,694 shares of common stock, which is approximately 22.5% of the Company's outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and six months ended June 30, 2022 and 2021, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Base management fees	$2,056	$1,876	$4,076	$3,710
Incentive fees:
Income Incentive Fee	—	809	—	809
Capital Gains Fee	(2,988)	—	(1,916)	—
Administration fee expense	423	439	874	1,007
Distributions paid to affiliates	876	668	1,721	1,276
For the three and six months ended June 30, 2022, the negative Capital Gains Fee is due to the reversal of previously accrued Capital Gains Fees from the reduction in net unrealized appreciation on the investment portfolio during the three and six months ended June 30, 2022.
Note 4. Investments
As of June 30, 2022, the Company had loans to 66 portfolio companies, of which 98% were senior secured loans and 2% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. The Company also held equity investments in 12 portfolio companies in which it did not hold a debt investment and 23 investments in Structured Finance Notes. At June 30, 2022, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$369,001	72.7%	188.4%	$348,676	63.7%	178.2%
Subordinated debt investments	13,890	2.7	7.1	7,303	1.3	3.7
Preferred equity	9,501	1.9	4.9	5,951	1.1	3.0
Common equity, warrants and other(1)	12,750	2.5	6.5	95,869	17.5	49.0
Total Portfolio Company Investments	405,142	79.8	206.9	457,799	83.6	233.9
Structured Finance Notes	102,342	20.2	52.3	89,878	16.4	45.9
Total investments	$507,484	100.0%	259.2%	$547,677	100.0%	279.8%
(1) Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4 — Portfolio Concentration” for additional information.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in US dollars. As of June 30, 2022 and December 31, 2021, the Company's investment portfolio was domiciled as follows:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$402,281	$455,162	$378,823	$428,321
Canada	11,361	11,137	12,038	12,077
Cayman Islands[1]	93,842	81,378	66,451	66,701
Total investments	$507,484	$547,677	$457,312	$507,099
(1) Investments domiciled in the Cayman Islands represent certain Structured Finance Note securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

As of June 30, 2022, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$2,755	0.5%	1.4%	$2,755	0.5%	1.4%
Convention and Trade Show Organizers	160	—	0.1	101	—	0.1
Hazardous Waste Treatment and Disposal	1,775	0.3	0.9	1,663	0.3	0.8
Landscaping Services	4,620	0.9	2.4	4,498	0.8	2.3
Security Systems Services (except Locksmiths)	4,827	1.0	2.5	4,795	0.9	2.5
Temporary Help Services	8,893	1.8	4.5	8,861	1.6	4.5
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	16,295	3.2	8.3	16,206	3.0	8.3
Construction
Electrical Contractors and Other Wiring Installation Contractors	18,468	3.6	9.4	10,383	1.9	5.3
New Single-Family Housing Construction (except For-Sale Builders)	1,815	0.4	0.9	1,611	0.3	0.8
Plumbing, Heating, and Air-Conditioning Contractors	2,550	0.5	1.3	2,584	0.5	1.3
Water and Sewer Line and Related Structures Construction	2,395	0.5	1.2	2,250	0.4	1.1
Education Services
Colleges, Universities, and Professional Schools	—	—	—	7,192	1.3	3.7
Professional and Management Development Training	1,595	0.3	0.8	1,050	0.2	0.5
Sports and Recreation Instruction	3,014	0.6	1.5	3,001	0.5	1.5
Health Care and Social Assistance
Child Day Care Services	6,355	1.3	3.2	6,034	1.1	3.1
Home Health Care Services	4,172	0.8	2.1	4,208	0.8	2.2
Medical Laboratories	17	—	—	24	—	—
Offices of Physicians, Mental Health Specialists	13,350	2.6	6.8	13,356	2.4	6.8
Other Ambulatory Health Care Services	20,093	4.0	10.3	19,850	3.6	10.1
Outpatient Mental Health and Substance Abuse Centers	7,543	1.5	3.9	7,815	1.4	4.0
Services for the Elderly and Persons with Disabilities	19,152	3.8	9.8	18,672	3.4	9.5
Information
All Other Publishers	2,278	0.4	1.2	2,088	0.4	1.1
All Other Telecommunications	3,380	0.7	1.7	2,938	0.5	1.5
Cable and Other Subscription Programming	3,782	0.7	1.9	3,393	0.6	1.7
Data Processing, Hosting, and Related Services	4,095	0.8	2.1	3,556	0.6	1.8
Directory and Mailing List Publishers	2,835	0.6	1.4	2,832	0.5	1.4

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Internet Publishing and Broadcasting and Web Search Portals	$3,179	0.6%	1.6%	$3,053	0.6%	1.6%
Motion Picture and Video Production	3,913	0.8	2.0	3,741	0.7	1.9
Software Publishers	23,132	4.5	11.8	15,584	2.8	8.0
Television Broadcasting	2,192	0.4	1.1	726	0.1	0.4
Wired Telecommunications Carriers	2,093	0.4	1.1	1,936	0.4	1.0
Management of Companies and Enterprises
Offices of Other Holding Companies	7,360	1.5	3.8	6,988	1.3	3.6
Manufacturing
Bare Printed Circuit Board Manufacturing	1,986	0.4	1.0	1,761	0.3	0.9
Commercial Printing (except Screen and Books)	3,411	0.7	1.7	3,207	0.6	1.6
Current-Carrying Wiring Device Manufacturing	3,314	0.7	1.7	3,471	0.6	1.8
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.3	—	—	—
Fluid Power Pump and Motor Manufacturing	1,938	0.4	1.0	1,881	0.3	1.0
Ice Cream and Frozen Dessert Manufacturing	1,639	0.3	0.8	1,593	0.3	0.8
Motorcycle, Bicycle, and Parts Manufacturing	16,251	3.2	8.3	16,301	3.0	8.3
Other Industrial Machinery Manufacturing	13,964	2.8	7.1	13,356	2.4	6.8
Pharmaceutical Preparation Manufacturing	217	—	0.1	83,153	15.1	42.5
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	1,347	0.2	0.7
Communication Equipment Repair and Maintenance	1,745	0.3	0.9	1,718	0.3	0.9
Other Automotive Mechanical and Electrical Repair and Maintenance	1,080	0.2	0.6	1,080	0.2	0.6
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	22,719	4.4	11.6	22,247	4.1	11.4
Advertising Agencies	2,264	0.4	1.2	2,119	0.4	1.1
All Other Professional, Scientific, and Technical Services	2,862	0.6	1.5	2,846	0.5	1.5
Management Consulting Services	408	0.1	0.2	384	0.1	0.2
Other Computer Related Services	14,990	3.0	7.7	15,260	2.8	7.8
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.1	0.4	29	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	3,951	0.8	2.0	3,940	0.7	2.0
Office Machinery and Equipment Rental and Leasing	5,953	1.2	3.0	4,621	0.8	2.4

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Retail Trade
Automotive Parts and Accessories Stores	$2,675	0.5%	1.4%	$2,488	0.5%	1.3%
Cosmetics, Beauty Supplies, and Perfume Stores	1,462	0.3	0.7	1,384	0.3	0.7
Electronics and Appliance Stores	8,116	1.6	4.1	7,716	1.4	3.9
Electronic Shopping and Mail-Order Houses	6,830	1.3	3.5	6,635	1.2	3.4
Shoe store	9,923	2.0	5.1	7,142	1.3	3.6
Sporting Goods Stores	974	0.2	0.5	895	0.2	0.5
Supermarkets and Other Grocery (except Convenience) Stores	7,867	1.6	4.0	7,867	1.4	4.0
All Other General Merchandise Stores	499	0.1	0.3	1,119	0.2	0.6
Transportation and Warehousing
Freight Transportation Arrangement	977	0.2	0.5	950	0.2	0.5
Transportation and Warehousing	5,034	1.0	2.6	5,034	0.9	2.6
Wholesale Trade
Business to Business Electronic Markets	2,866	0.6	1.5	2,548	0.5	1.3
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	11,165	2.2	5.7	10,205	1.9	5.2
Drugs and Druggists' Sundries Merchant Wholesalers	5,379	1.1	2.7	4,859	0.9	2.5
Industrial Machinery and Equipment Merchant Wholesalers	9,071	1.8	4.6	9,035	1.6	4.6
Motor Vehicle Parts (Used) Merchant Wholesalers	22,935	4.5	11.7	23,217	4.2	11.9
Other Miscellaneous Nondurable Goods Merchant Wholesalers	2,656	0.5	1.4	2,486	0.5	1.3
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,163	1.6	4.2	161	—	0.1
Total Portfolio Company Investments	$405,142	79.9%	207.0%	$457,799	83.4%	233.9%
Structured Finance Notes	102,342	20.1	52.3	89,878	16.6	45.9
Total investments	$507,484	100.0%	259.3%	$547,677	100.0%	279.8%
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of December 31, 2021, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$12	—%	—%
Hazardous Waste Treatment and Disposal	1,833	0.4	0.9	1,837	0.4	0.9
Landscaping Services	4,630	1.0	2.3	4,590	0.9	2.3
Security Systems Services (except Locksmiths)	4,827	1.1	2.4	4,887	1.0	2.4
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	16,287	3.6	8.0	16,396	3.2	8.0
Construction
Electrical Contractors and Other Wiring Installation Contractors	18,132	4.0	8.9	11,632	2.3	5.7
New Single-Family Housing Construction (except For-Sale Builders)	1,823	0.4	0.9	1,794	0.4	0.9
Plumbing, Heating, and Air-Conditioning Contractors	5,344	1.2	2.6	5,378	1.1	2.6
Water and Sewer Line and Related Structures Construction	627	0.1	0.3	628	0.1	0.3
Education Services
Colleges, Universities, and Professional Schools	—	—	—	7,408	1.5	3.6
Professional and Management Development Training	1,595	0.3	0.8	1,095	0.2	0.5
Sports and Recreation Instruction	3,011	0.7	1.5	3,011	0.6	1.5
Health Care and Social Assistance
Child Day Care Services	6,336	1.4	3.1	5,916	1.2	2.9
Home Health Care Services	4,182	0.9	2.1	4,250	0.8	2.1
Medical Laboratories	92	—	—	25	—	—
Offices of Physicians, Mental Health Specialists	13,402	2.9	6.6	13,491	2.7	6.6
Other Ambulatory Health Care Services	20,331	4.4	10.0	20,331	4.0	10.0
Outpatient Mental Health and Substance Abuse Centers	4,770	1.0	2.3	5,231	1.0	2.6
Services for the Elderly and Persons with Disabilities	6,416	1.4	3.1	6,416	1.3	3.1
Information
All Other Publishers	2,288	0.5	1.1	2,303	0.5	1.1
All Other Telecommunications	3,429	0.7	1.7	3,323	0.7	1.6
Cable and Other Subscription Programming	3,801	0.8	1.9	3,810	0.8	1.9
Data Processing, Hosting, and Related Services	4,112	0.9	2.0	4,255	0.8	2.1
Directory and Mailing List Publishers	2,004	0.4	1.0	2,085	0.4	1.0
Internet Publishing and Broadcasting and Web Search Portals	3,249	0.7	1.6	3,299	0.7	1.6
Motion Picture and Video Production	3,929	0.9	1.9	3,970	0.8	1.9
Software Publishers	24,948	5.5	12.2	17,929	3.5	8.8
Television Broadcasting	1,957	0.4	1.0	918	0.2	0.5
Wired Telecommunications Carriers	4,388	1.0	2.2	4,405	0.9	2.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Management of Companies and Enterprises
Offices of Other Holding Companies	$5,336	1.2%	2.6%	$5,336	1.1%	2.6%
Manufacturing
Bare Printed Circuit Board Manufacturing	1,985	0.4	1.0	1,977	0.4	1.0
Commercial Printing (except Screen and Books)	3,427	0.7	1.7	3,436	0.7	1.7
Current-Carrying Wiring Device Manufacturing	2,653	0.6	1.3	2,954	0.6	1.4
Motorcycle, Bicycle, and Parts Manufacturing	15,166	3.3	7.4	15,166	3.0	7.4
Metal Can Manufacturing	2,143	0.5	1.1	2,167	0.4	1.1
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.2	80	—	—
Other Industrial Machinery Manufacturing	12,121	2.7	5.9	12,176	2.4	6.0
Pharmaceutical Preparation Manufacturing	217	—	0.1	65,740	13.0	32.3
Small Electrical Appliance Manufacturing	4,997	1.1	2.5	4,997	1.0	2.5
Travel Trailer and Camper Manufacturing	11,264	2.5	5.5	12,948	2.6	6.4
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	988	0.2	0.5
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	22,990	5.0	11.3	22,634	4.5	11.1
All Other Professional, Scientific, and Technical Services	2,872	0.6	1.4	2,865	0.6	1.4
Management Consulting Services	2,251	0.5	1.1	2,264	0.4	1.1
Other Accounting Services	19,631	4.3	9.6	19,927	3.9	9.8
Other Computer Related Services	15,017	3.3	7.4	15,260	3.0	7.5
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.3	29	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	2,972	0.6	1.5	2,972	0.6	1.5
Office Machinery and Equipment Rental and Leasing	5,952	1.3	2.9	2,774	0.5	1.4
Retail Trade
Automotive Parts and Accessories Stores	2,688	0.6	1.3	2,704	0.5	1.3
Cosmetics, Beauty Supplies, and Perfume Stores	1,533	0.3	0.8	1,531	0.3	0.8
Electronic Shopping and Mail-Order Houses	6,913	1.5	3.4	6,870	1.4	3.4
Shoe Store	9,893	2.2	4.9	9,342	1.8	4.6
Sporting Goods Stores	1,958	0.4	1.0	1,972	0.4	1.0
All Other General Merchandise Stores	499	0.1	0.2	1,698	0.3	0.8
Transportation and Warehousing
Freight Transportation Arrangement	1,960	0.4	1.0	1,970	0.4	1.0
Scheduled Passenger Air Transportation	360	0.1	0.2	377	0.1	0.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Wholesale Trade
Business to Business Electronic Markets	$2,875	0.6%	1.4%	$2,838	0.6%	1.4%
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	7,173	1.6	3.5	6,903	1.4	3.4
Drugs and Druggists' Sundries Merchant Wholesalers	5,529	1.2	2.7	5,550	1.1	2.7
Industrial Machinery and Equipment Merchant Wholesalers	9,071	2.0	4.5	9,073	1.8	4.5
Motor Vehicle Parts (Used) Merchant Wholesalers	23,005	5.0	11.3	23,052	4.5	11.3
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,179	1.8	3.9	699	0.1	0.2
Total debt and equity investments	$382,361	83.4%	187.7%	$431,898	85.6%	212.0%
Structured Finance Notes	74,951	16.6	36.8	75,201	14.4	36.9
Total investments	$457,312	100.0%	224.5%	$507,099	100.0%	248.9%
Non-Accrual Loans: Management reviews all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected, for placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest is credited to income and is reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $34,666 and $17,827, respectively, at June 30, 2022, and $19,054 and $7,726 respectively, at December 31, 2021.
Portfolio Concentration: The Company’s common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounts for 15.2% and 42.5% of its total portfolio at fair value and its total net assets, respectively, as of June 30, 2022. Due to continued strong operating performance, the fair value of the Company’s investment in the common equity of Pfanstiehl Holdings, Inc. has increased by $17,413, to $83,153, during the six months ended June 30, 2022.

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
The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant judgment or estimation by management. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Company generally categorizes its investment portfolio into Level 3, and to a lesser extent Level 2, of the hierarchy.
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $8,246 and $1,611 were transferred from Level 2 to Level 3 during the three and six months ended June 30, 2022, respectively. Senior securities with a fair value of $6,562 and $895 were transferred from Level 3 to Level 2 during the three and six months ended June 30, 2021, respectively. Senior securities with a fair value of $5,736 were transferred from Level 2 to Level 3 during the three months ended June 30, 2021. No senior securities were transferred from Level 2 to Level 3 during the six months ended June 30, 2021. Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising interest and inflation rates and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of our investments.
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021:

Security	Level 1	Level 2	Level 3	Fair Value at June 30, 2022
Debt investments	$—	$50,308	$305,671	$355,979
Equity investments	—	—	101,820	101,820
Structured Finance Notes	—	—	89,878	89,878
	$—	$50,308	$497,369	$547,677

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Debt investments	$—	$65,591	$279,056	$344,647
Equity investments	—	—	87,251	87,251
Structured Finance Notes	—	—	75,201	75,201
	$—	$65,591	$441,508	$507,099

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of June 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at June 30, 2022	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$252,220	Discounted cash flow	Discount rates	9.05% - 16.98% (11.19%)
Senior secured	10,383	Market approach	EBITDA multiples	7.02x - 7.02x (7.02x)
Senior secured	7,303	Market approach	Revenue multiples	0.70x - 0.70x (0.70x)
Senior secured	28,462	Market approach	Transaction Price
Subordinated	7,142	Market approach	EBITDA multiples	4.75x - 4.75x (4.75x)
Subordinated	161	Market approach	Revenue multiples	0.24x - 0.24x (0.24x)

Structured Finance Notes
Subordinated notes(1)	45,675	Discounted cash flow	Discount rates	20.00% - 36.00% (24.45%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Subordinated notes	378	Market approach	Net asset value liquidation(2)
Subordinated notes	8,694	Market approach	Transaction Price
Mezzanine debt	19,798	Discounted cash flow	Discount margin	8.15% - 9.20% (8.42%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	6,833	Market approach	Transaction Price
Loan Accumulation Facility	8,500	Market approach	Transaction Price

Equity investments:
Preferred equity	4,503	Market approach	EBITDA multiples	7.28x - 7.28x (7.28x)
Preferred equity	1,448	Market approach	Revenue multiples	0.24x - 3.00x (0.97x)
Common equity, warrants and other	95,869	Market approach	EBITDA multiples	4.13x - 11.50x (8.62x)
	$497,369
(1) The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
(2) Net asset value liquidation represents the fair value, or estimated expected residual value, of the subordinated note that has been optionally redeemed.

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
	$441,508
(1) The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO's assumed reinvestment rate.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended June 30, 2022
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Notes	Total
Level 3 assets, December 31, 2021	$261,113	$17,943	$3,765	$83,486	$75,201	$441,508
Net realized loss on investments	(51)	—	(51)	(6)	—	(108)
Net unrealized appreciation (depreciation) on investments	(5,626)	(2,459)	2,237	14,240	(12,716)	(4,324)
Amortization of Net Loan Fees	612	6	—	—	124	742
Accretion of interest income on Structured Finance Notes	—	—	—	—	4,785	4,785
Capitalized PIK interest and dividends	258	58	—	—	—	316
Amendment fees	(112)	—	—	—	—	(112)
Purchase and origination of portfolio investments	72,397	—	—	1,290	43,198	116,885
Proceeds from principal payments on portfolio investments	(30,926)	(8,245)	—	—	(9,500)	(48,671)
Sale and redemption of portfolio investments	(908)	—	—	(3,141)	—	(4,049)
Proceeds from distributions received from portfolio investments	—	—	—	—	(11,214)	(11,214)
Transfers in to Level 3	1,611	—	—	—	—	1,611
Level 3 assets, June 30, 2022	$298,368	$7,303	$5,951	$95,869	$89,878	$497,369

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2021
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Notes	Total
Level 3 assets, December 31, 2020	$284,078	$15,067	$11,543	$52,984	$56,425	$420,097
Net realized loss on investments	(321)	(7,548)	(3,093)	—	—	(10,962)
Net unrealized appreciation on investments	3,672	9,605	3,734	15,653	148	32,812
Amortization of Net Loan Fees	1,061	43	—	—	46	1,150
Accretion of interest income on Structured Finance Notes	—	—	—	—	4,670	4,670
Capitalized PIK interest and dividends	679	222	105	—	—	1,006
Amendment fees	(97)	—	—	—	—	(97)
Purchase and origination of portfolio investments	53,718	—	—	—	21,912	75,630
Proceeds from principal payments on portfolio investments	(81,523)	(91)	—	—	(8,600)	(90,214)
Sale and redemption of portfolio investments	(8,863)	(91)	—	—	—	(8,954)
Proceeds from distributions received from portfolio investments	—	—	—	—	(6,356)	(6,356)
Transfers out of Level 3	(895)	—	—	—	—	(895)
Level 3 assets, June 30, 2021	$251,509	$17,207	$12,289	$68,637	$68,245	$417,887
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2022 and 2021, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Six Months Ended June 30,
	2022	2021
Senior secured debt investments	$(5,490)	$2,796
Subordinated debt investments	(2,458)	2,071
Preferred equity	2,186	737
Common equity, warrants and other	15,846	15,653
Structured Finance Notes	(12,668)	160
Net unrealized appreciation (depreciation) on investments held	$(2,584)	$21,417

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such financial instruments. The PWB Credit Facility and BNP Facility are variable rate instruments and fair value is estimated to approximate carrying value.
The following table sets forth carrying values and fair values of the Company’s debt as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022		As of December 31, 2021
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	134,100	134,100	100,000	100,000
Unsecured Notes Due February 2026	122,142	110,843	121,774	123,130
Unsecured Notes Due October 2028	53,703	52,536	53,672	56,430
SBA-guaranteed debentures	50,601	50,642	69,365	73,011
Total debt	$360,546	$348,121	$344,811	$352,571
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	134,100	134,100
Unsecured Notes Due February 2026	—	—	110,843	110,843
Unsecured Notes Due October 2028	52,536	—	—	52,536
SBA-guaranteed debentures	—	—	50,642	50,642
Total debt, at fair value	$52,536	$—	$295,585	$348,121

	December 31, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	100,000	100,000
Unsecured Notes Due February 2026	—	—	123,130	123,130
Unsecured Notes Due October 2028	56,430	—	—	56,430
SBA-guaranteed debentures	—	—	73,011	73,011
Total debt, at fair value	$56,430	$—	$296,141	$352,571
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments at current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 6. Commitments and Contingencies
As of June 30, 2022, the Company has outstanding commitments to fund investments totaling $37,261 under various undrawn revolvers and other credit facilities.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2022.
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
Note 7. Borrowings
SBA Debentures: The SBA debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $175,942 and $195,502 in assets at June 30, 2022 and December 31, 2021, respectively, which accounted for approximately 31% and 34% of the Company’s total consolidated assets, respectively. These assets cannot be pledged under any debt obligation of the Company.
On February 28, 2022, SBIC I LP redeemed $19,000 of SBA debentures that were contractually due March 1, 2025 and September 1, 2025. As of June 30, 2022, SBIC I LP had outstanding debentures totaling $50,920, which bear a fixed interest rate of 2.87% and mature on March 1, 2025.
For the three and six months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$364	$703	$815	$1,472
Amortization of debt issuance costs	48	58	92	122
Total interest and debt financing costs	$412	$761	$907	$1,594
Cash paid for interest expense	$—	$—	$1,002	$1,553
Effective interest rate	3.23%	3.19%	3.17%	3.33%
Average outstanding balance	$50,920	$95,505	$57,113	$95,721
BNP Facility: On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000. On June 24, 2022, OFSCC-FS amended the BNP facility to, among other things: (i) extend the reinvestment period under the BNP Facility for three years from June 20, 2022 to June 20, 2025; (ii) extend the maturity date under the BNP Facility from June 20, 2024 to June 20, 2027; (iii) convert the benchmark interest rate from LIBOR to SOFR; (iv) increase the applicable margin by 0.40% on all classes of loans; and (v) increase the applicable margin floor from 1.925% to 2.65%. OFSCC-FS also pays a non-usage fee depending on the size of the unused portion of the BNP Facility. Fees and legal costs incurred in connection with the BNP Facility are amortized over the life of the facility.
The BNP Facility is collateralized by all the assets held by OFSCC-FS. OFSCC-FS and the Company have each made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2022 and December 31, 2021, OFSCC-FS had outstanding debt of $134,100 and $100,000, respectively. As of June 30, 2022, the unused commitment under the BNP Facility was $15,900.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
For the three and six months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$1,005	$385	$1,621	$780
Amortization of debt issuance costs	69	57	136	112
Total interest and debt financing costs	$1,074	$442	$1,757	$892
Cash paid for interest expense	$801	$360	$1,386	$757
Effective interest rate	3.21%	4.76%	2.92%	5.22%
Average outstanding balance	$133,876	$37,099	$120,438	$34,158
PWB Credit Facility: On March 7, 2018, the Company entered into the PWB Credit Facility. On February 17, 2021, the Company amended the PWB Credit Facility to among other things: (i) increase the maximum amount available from $20,000 to $25,000; (ii) decrease the interest rate floor from 5.25% per annum to 5.00% per annum; (iii) modify certain financial performance covenants; and (iv) extend the maturity date from February 28, 2021 to February 28, 2023. On April 22, 2022, the Company amended the PWB Credit Facility to: (i) increase the maximum amount available under the PWB Credit Facility from $25,000 to $35,000; and (ii) extend the maturity date of the PWB Credit Facility from February 28, 2023 to February 28, 2024. On November 15, 2021, the Company amended the BLA to decrease the interest rate floor from 5.0% to 4.0%, effective as of November 1, 2021. Fees and legal costs incurred in connection with the PWB Credit Facility are amortized over the life of the facility.
The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base as specified in the BLA. The PWB Credit Facility is guaranteed by OFSCC-MB and secured by all of our current and future assets, excluding assets held by SBIC I LP, OFSCC-FS, and the Company’s partnership interests in SBIC I LP and SBIC I GP. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2022 and December 31, 2021, the Company had $-0- and $-0-, respectively, of outstanding debt under the PWB Credit Facility. As of June 30, 2022, the unused commitment under the PWB Credit Facility was $35,000.
For the three and six months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense(1)	$29	$12	$47	$52
Cash paid for interest expense	$28	$16	$46	$46
Effective interest rate(2)	n/m	n/m	n/m	n/m
Average outstanding balance	$250	$—	$377	$1,118
(1) Stated interest expense includes unused fees.
(2) Not meaningful due to a considerable amount of unused fees in stated interest expense.
Unsecured Notes: As of June 30, 2022 and December 31, 2021, the Company had the following Unsecured Notes outstanding:
Unsecured Notes Due February 2026: On February 10, 2021 and March 18, 2021, the Company issued $125,000 in aggregate principal of unsecured notes. The Unsecured Notes Due February 2026 bear interest at a rate of 4.75% per year payable semi-annually and mature on February 10, 2026. The Company may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at its option at par plus a “make-whole” premium, if applicable.
Unsecured Notes Due October 2028: On October 28, 2021 and November 1, 2021, the Company issued $55,000 in aggregate principal of unsecured notes. The Unsecured Notes Due October 2028 bear interest at a rate of 4.95% per year payable semi-annually and mature on October 31, 2028. The Company may redeem the Unsecured Notes Due October 2028 in whole or in part at any time, or from time to time, at its option on or after October 31, 2023.
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
The indenture governing the Unsecured Notes contains certain covenants, including: (i) prohibiting additional borrowings, including through the issuance of additional debt securities, unless the Company's asset coverage, as defined in the 1940 Act, after giving effect to any exemptive relief granted to the Company by the SEC, equals at least 150% after such borrowings; and (ii) prohibiting (a) the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or (b) the purchase of any capital stock unless the Company’s asset coverage, as defined in the 1940 Act, is at least 150% at the time of such capital transaction and after deducting the amount of such transaction.
For the three and six months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$2,165	$2,699	$4,330	$5,874
Amortization of debt issuance costs	261	327	523	654
Total interest and debt financing costs	$2,426	$3,026	$4,853	$6,528
Cash paid for interest expense	$681	$1,195	$4,353	$4,910
Effective interest rate	5.39%	5.92%	5.39%	6.13%
Average outstanding balance	$180,000	$204,325	$180,000	$213,009
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of June 30, 2022:

	Payments due by period
	Total	Less than year	1-3 years	4-5 years	After 5 years
PWB Credit Facility	$—	$—	$—	$—	$—
Unsecured Notes	180,000	—	—	125,000	55,000
SBA Debentures	50,920	—	50,920	—	—
BNP Facility	134,100	—	—	134,100	—
Total	$365,020	$—	$50,920	$259,100	$55,000
For the three and six months ended June 30, 2022 and 2021, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average dollar borrowings	$365,046	$336,929	$357,928	$344,005
Weighted average effective interest rate	4.32%	5.05%	4.23%	5.31%

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Per share operating performance:
Net asset value per share at beginning of period	$15.52	$11.96	$15.18	$11.85
Net investment income(4)	0.47	0.24	0.69	0.43
Net realized loss on investments, net of taxes(4)	(0.01)	(0.81)	—	(0.80)
Net unrealized appreciation (depreciation) on investments, net of taxes(4)	(1.12)	2.24	(0.71)	2.52
Loss on extinguishment of debt(4)	—	—	(0.01)	(0.17)
Total income (loss) from operations	(0.66)	1.67	(0.03)	1.98
Distributions	(0.29)	(0.22)	(0.57)	(0.42)
Issuance of common stock (8)	—	0.01	(0.01)	0.01
Net asset value per share at end of period	$14.57	$13.42	$14.57	$13.42

Per share market value, end of period	$9.92	$9.96	$9.92	$9.96
Total return based on market value(1)(7)	(21.5)%	15.9%	(4.3)%	45.6%
Total return based on net asset value(2)(7)	(3.4)%	14.7%	0.9%	18.4%
Shares outstanding at end of period	13,429,777	13,415,235	13,429,777	13,415,235
Weighted average shares outstanding	13,425,477	13,411,998	13,423,970	13,410,524
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(3)	$202,049	$170,232	$202,614	$166,473
Net asset value at end of period	$195,712	$179,993	$195,712	$179,993
Net investment income	$6,248	$3,235	$9,253	$5,785
Ratio of total expenses to average net assets(5)	8.3%	19.2%	12.0%	19.4%
Ratio of total expenses and loss on extinguishment of debt to average net assets(5)	8.3%	19.2%	12.0%	20.7%
Ratio of net investment income to average net assets(5)	12.4%	7.6%	9.1%	7.0%
Ratio of loss on extinguishment of debt to average net assets(7)	—%	—%	0.1%	1.4%
Portfolio turnover (6)	8.9%	12.7%	14.5%	25.3%
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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may be affected by SBIC I LP’s distributions to the Company, which are governed by SBA regulations and may require the prior approval of the SBA. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. Net assets of SBIC I LP were $124,765, and consolidated cash at June 30, 2022 includes $7,460 held by SBIC I LP, of which $3,474 was available for distribution to the Parent. Net Assets of OFSCC-FS were $73,442, and consolidated cash at June 30, 2022 includes $2,906 held by OFSCC-FS, of which $-0- was available for distribution to the Parent.
The following table summarizes distributions declared and paid for the six months ended June 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six Months Ended June 30, 2021
March 2, 2021	March 24, 2021	March 31, 2021	$0.20	$2,655	3,103	$27
May 11, 2021	June 23, 2021	June 30, 2021	0.22	2,918	3,273	33
			$0.42	$5,573	6,376	$60
Six Months Ended June 30, 2022
March 1, 2022	March 24, 2022	March 31, 2022	$0.28	$3,719	3,016	$39
May 3, 2022	June 23, 2022	June 30, 2022	0.29	3,850	4,348	43
			$0.57	$7,569	7,364	$82
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year. Each year, a statement on Form 1099-DIV identifying the tax character of distributions is mailed to the Company’s stockholders.
Stock Repurchase Program:
The Company maintains a Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. On May 3, 2022, the Board extended the Stock Repurchase Program for an additional two-year period ending May 22, 2024, or until the approved dollar amount has been used to repurchase shares.
The following table summarizes shares of common stock repurchased under the Stock Repurchase Program during the six months ended June 30, 2022 and 2021, respectively.

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share
Six Months Ended June 30, 2021
January 1, 2021 through March 31, 2021	700	$5	$6.70
April 1, 2021 through June 30, 2021	—	$—	$—

Six Months Ended June 30, 2022
January 1, 2022 through March 31, 2022	—	$—	$—
April 1, 2022 through June 30, 2022	—	$—	$—

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Six Month Period Ended June 30, 2022
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2021, Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2022, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$—	$141	$—	$6	$147	$8,195	$35	$(8,230)	$—
	Common Equity	278	(1,684)	—	45	—	45	4,753	—	(4,753)	—
		278	(1,684)	141	45	6	192	12,948	35	(12,983)	—

Total Control Investment		278	(1,684)	141	45	6	192	12,948	35	(12,983)	—
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (6)	—	1,739	—	—	—	—	2,748	1,739	—	4,487
	Common Equity (6)	—	109	—	—	—	—	25	109	—	134
		—	1,848	—	—	—	—	2,773	1,848	—	4,621

DRS Imaging Services, LLC	Common Equity (6)	—	(20)	—	—	—	—	1,289	—	(20)	1,269

Master Cutlery, LLC	Subordinated Loan (6)	—	(522)	—	—	—	—	699	—	(538)	161
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(522)	—	—	—	—	699	—	(538)	161

Pfanstiehl Holdings, Inc	Common Equity	—	17,413	—	—	—	—	65,740	17,413	—	83,153

TalentSmart Holdings, LLC	Common Equity (6)	—	(45)	—	—	—	—	1,095	(45)	—	1,050

TRS Services, Inc.	Preferred Equity	—	359	—	5	—	5	988	359	—	1,347
	Common Equity (6)	—	—	—	—	—	—	—		—	—
		—	359	—	5	—	5	988	359	—	1,347

Total Affiliate Investments		—	19,033	—	5	—	5	72,584	19,575	(558)	91,601
Total Control and Affiliate Investments		$278	$17,349	$141	$50	$6	$197	$85,532	$19,610	$(13,541)	$91,601

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
(2)Represents the total amount of interest, fees or dividends included in income for the six months ended June 30, 2022, during which an investment was included in the Control Investment or Affiliate Investment categories.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
On August 2, 2022, the Board declared a distribution of $0.29 per share for the third quarter of 2022, payable on September 30, 2022 to stockholders of record as of September 23, 2022.

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
Overview
Key performance metrics are presented below:

	June 30, 2022	March 31, 2022
Net asset value per common share	$14.57	$15.52

	Three Months Ended
	June 30, 2022	March 31, 2022
Net investment income per common share	$0.47	$0.22
Net increase (decrease) in net assets resulting from operations per common share	(0.66)	0.62
Distributions paid per common share	0.29	0.28

Adjusted NII Per Common Share(1) — Non-GAAP
Net investment income per common share	$0.47	$0.22
Capital gain incentive fee accrual per common share	(0.23)	0.08
Adjusted NII per common share — Non-GAAP	$0.24	$0.30
(1) Adjusted NII is a financial measure calculated and presented on a basis other than in accordance with GAAP. For additional information regarding Adjusted NII, see “Results of Operations—Non-GAAP Financial Measure—Adjusted Net Investment Income”.
Our NAV per common share decreased 6.1% from $15.52 at March 31, 2022 to $14.57 at June 30, 2022, primarily due to net losses on our investment portfolio of $15.1 million, or $1.12 per common share. For the quarter ended June 30, 2022, net losses were primarily related to unrealized depreciation on our Structured Finance Notes and broadly syndicated loan investments due to widening of liquid credit market spreads.
For the quarter ended June 30, 2022, net investment income increased $0.25 per share to $0.47 per share primarily due to a $3.0 million, or $0.23 per share, reversal of previously accrued Capital Gains Fee. The reversal of previously accrued Capital Gains Fee was due to aggregate net unrealized depreciation recognized during the quarter ended June 30, 2022 due to widening of liquid credit market spreads. Total interest income increased $0.5 million compared to the prior quarter, primarily related to an increase in interest income on our Structured Finance Notes, accelerations of Net Loan Fees from loan prepayments, rising interest rates and higher average invested asset balances. For the quarter ended June 30, 2022, dividend and fee income decreased $1.0 million compared to the prior quarter, primarily due to a decrease in non-recurring cash dividends and syndication fees.
For the quarter ended June 30, 2022, our weighted-average debt interest costs increased to 4.3% compared to 4.2% for the quarter ended March 31, 2022, primarily due to an increase in the cost of debt on our BNP Facility resulting from LIBOR rate increases. As of June 30, 2022, approximately 63% of our outstanding debt was fixed rate and 100% of our outstanding debt matures in 2025 and beyond.
On August 2, 2022, the Board declared a distribution of $0.29 per share for the third quarter of 2022, payable on September 30, 2022 to stockholders of record as of September 23, 2022.
As of June 30, 2022 and March 31, 2022, floating rate loans at fair value, excluding Structured Finance Notes, comprised 93% of our debt portfolio. Structured Finance Notes generally do not carry a stated rate of interest, but the loan portfolios underlying these investments are generally variable rate debt.
During the quarter ended June 30, 2022, our Structured Finance Note and broadly syndicated loan investments experienced net losses of $9.3 million and $7.0 million, respectively, largely related to widening of liquid credit market spreads. Our directly originated investments experienced a net gain of $1.1 million primarily due to a $7.8 million increase in the fair value of our common equity in Pfanstiehl Holdings, Inc. as a result of positive financial operating results. Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 15.2% of our portfolio at fair value, and

42.5% of our consolidated net assets as of June 30, 2022. During the quarter ended June 30, 2022, our subordinated loan in Eblens Holdings, Inc. and our second lien senior secured loan in Envocore Holdings, LLC, were placed on non-accrual status. The Envocore Holdings, LLC second lien senior secured loan is a PIK loan where we stopped accruing our PIK coupon due to a decline in its fair value; however, that portfolio company remains current on another debt tranche that requires cash interest payments. As of June 30, 2022, our loan portfolio had four non-accrual loans with an aggregate fair value of $17.8 million, or 3.3% of our total investments at fair value, compared to two non-accrual loans with an aggregate fair value of $7.8 million, or 1.4% of our total investments at fair value, at March 31, 2022.
As of June 30, 2022, we had unfunded commitments of $37.3 million to 17 portfolio companies. During the quarter ended June 30, 2022, we purchased Structured Finance Notes for a cost of $21.1 million and funded $31.3 million in new and existing Portfolio Company Investments.
At June 30, 2022, our asset coverage ratio of 162% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of June 30, 2022, we had an unused commitment of $35.0 million under our PWB Credit Facility, as well as an unused commitment of $15.9 million under our BNP Facility, each of which are subject to a borrowing base and other covenants. Based on our portfolio's fair value and our equity capital at June 30, 2022, we could access all unused commitments under our credit facilities and remain in compliance with our asset coverage requirements.
On April 22, 2022, we amended the PWB Credit Facility to, among other things, increase the maximum amount available under the PWB Credit Facility from $25.0 million to $35.0 million. On June 24, 2022, we amended the BNP Facility to, among other things: (i) extend the reinvestment period under the BNP Facility for three years from June 20, 2022 to June 20, 2025; and (ii) extend the maturity date under the BNP Facility from June 20, 2024 to June 20, 2027. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and expect to continue to selectively deploy capital in new investment opportunities in this challenging environment.
Our financial condition, including the fair value of our portfolio investments, and results of operations may be materially impacted after June 30, 2022 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments.
We are also subject to financial risks, including changes in market interest rates. As of June 30, 2022, approximately $331.0 million (aggregate fair value), or 93%, of our debt investments bore interest at variable rates, of which 83% are LIBOR-based. We have prepared and planned for the transition away from LIBOR by incorporating alternate reference rates to be used in our credit agreements and making other preparations, and believe the impact of the transition will be minimal. However, it is not possible to predict the effect of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. Additionally, on March 16, 2022, May 4, 2022, June 15, 2022 and July 27, 2022, the U.S. Federal Reserve approved interest rate increases and signaled that additional increases may be likely to combat inflation.
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
Fair value estimates. In December 2020, the SEC issued a final rule adopting Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s mandatory requirements on or before the compliance date in September 2022.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at June 30, 2022 (dollar amounts in thousands):

Investment Type	Fair Value at June 30, 2022	Range of Fair Value
		Low-end	High-end
Debt investments:
Senior secured	$348,676	$344,259	$353,293
Subordinated	7,303	5,015	9,663

Structured Finance Notes:
Subordinated notes	54,747	52,392	57,099
Mezzanine debt	26,631	26,371	26,887
Loan accumulation facilities	8,500	8,500	8,500

Equity investments:
Preferred equity	5,951	5,392	6,452
Common equity, warrants and other	95,869	89,990	101,772
	$547,677	$531,919	$563,666
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
Effective January 1, 2022, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (excluding cash) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement for the calendar year 2022 on February 4, 2022.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order, which superseded a previous order we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio company, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted.
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
Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2022, the fair value of our debt investment portfolio totaled $356.0 million in 66 portfolio companies, of which 98% and 2% were senior secured loans and subordinated loans, respectively. As of June 30, 2022, we had equity investments in 17 portfolio companies with a fair value of approximately $101.8 million. We also have 23 investments in Structured Finance Notes with a fair value of $89.9 million. We had unfunded commitments of $37.3 million to 17 portfolio companies at June 30, 2022. Set forth in the tables and charts below is selected information with respect to our portfolio as of June 30, 2022 and December 31, 2021.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$197,195	$173,722	$157,190	$150,254
SBIC I LP	94,533	167,825	125,584	183,524
OFSCC-FS	212,374	202,975	171,101	170,132
OFSCC-MB	3,382	3,155	3,437	3,189
Total investments	$507,484	$547,677	$457,312	$507,099

The following table presents our ten largest debt and equity investments by portfolio company based on fair value as of June 30, 2022 (dollar amounts in thousands):

	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
Pfanstiehl Holdings, Inc.	$217	$83,153	15.2%
All Star Auto Lights, Inc.	22,935	23,217	4.2%
Milrose Consultants, LLC	22,719	22,247	4.1%
Kreg LLC	20,093	19,850	3.6%
Tolemar Acquisition, Inc.	16,251	16,301	3.0%
The Escape Game, LLC	16,295	16,206	3.0%
Inergex Holdings, LLC	14,990	15,260	2.8%
SSJA Bariatric Management, LLC	13,350	13,356	2.4%
Boca Home Care Holdings, Inc.	10,857	10,566	1.9%
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	18,468	10,383	1.9%
Total	$156,175	$230,539	42.1%
As of June 30, 2022 and December 31, 2021, approximately 4.1% and 11.5% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Notes managed by a single adviser.
Portfolio Yields
The following table presents weighted-average yields metrics for our portfolio as of June 30, 2022 and March 31, 2022:

	For the Three Months Ended
	June 30, 2022	March 31, 2022
Weighted-average performing current yield(1):
Debt investments	7.4%	7.5%
Structured Finance Notes	13.1%	14.2%
Interest-bearing investments	8.6%	8.8%

Weighted-average performing income yield(2):
Debt investments	7.9%	7.7%
Structured Finance Notes	13.5%	14.3%
Interest-bearing investments	9.1%	9.0%

Weighted-average realized yield:
Interest-bearing investments(3)	8.6%	8.6%
Total portfolio(4)	8.2%	8.2%
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
(3)    Realized yield is computed as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments amortized cost, in each case, including debt investments on non-accrual status and non-income producing Structured Finance Notes.
(4)    Realized yield is computed as (a) the actual amount earned on all investments including interest, dividends and prepayment fees, amortization of Net Loan Fees, and dividends received divided by (b) the weighted-average of total investments amortized cost or cost.

For the quarter ended June 30, 2022, the weighted average realized yield remained stable compared to the prior quarter, primarily due to LIBOR rate increases, offset by two loans being placed on non-accrual status during the quarter.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$369,001	$348,676	$336,132	$326,704
Subordinated debt investments	13,890	7,303	22,071	17,943
Preferred equity	9,501	5,951	9,552	3,765
Common equity, warrants and other (1)	12,750	95,869	14,606	83,486
Total Portfolio Company Investments	$405,142	$457,799	$382,361	$431,898
Number of portfolio companies	78	78	70	70
(1)    As of June 30, 2022, other investments represent equity participation right investments with an aggregate cost and fair value of $4.7 million and $7.2 million, respectively. As of December 31, 2021, other investments represent equity participation right investments with an aggregate cost and fair value of $4.7 million and $7.4 million, respectively.
At June 30, 2022, 98% and 64% of our loan portfolio and total portfolio, respectively, consisted of senior secured loans, based on fair value. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising interest and inflation rates and related market volatility.
As of June 30, 2022, the three largest industries of our Portfolio Company Investments by fair value, were (1) Manufacturing (27.2%), (2) Health Care and Social Assistance (15.3%) and (3) Professional, Scientific, and Technical Services(9.4%), totaling approximately 51.9% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
As of June 30, 2022, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 15.2% and 42.5% of our total portfolio at fair value and our total net assets, respectively. Due to increased financial operating results, the fair value of our investment in the common equity of Pfanstiehl Holdings, Inc. has increased by $17.4 million, to $83.2 million, during the six months ended June 30, 2022. The value of this investment is substantially comprised of unrealized appreciation of $82.9 million. A deterioration in the operating performance of the company or other factors underlying the valuation of this investment could have a material impact on our NAV.

Structured Finance Notes
The following table summarizes the composition of our Structured Finance Notes as of June 30, 2022, and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$65,855	$54,747	$63,791	$63,922
Mezzanine debt	27,987	26,631	2,660	2,779
Loan accumulation facilities	8,500	8,500	8,500	8,500
Total Structured Finance Notes	$102,342	$89,878	$74,951	$75,201
Investment Activity
The following is a summary of our investment activity for the three and six months ended June 30, 2022 (dollar amounts in millions):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Investments in new Portfolio Companies	$26.9	$59.8
Investments in existing Portfolio Companies	4.4	19.6
Investments in Structured Finance Notes	21.1	43.2
Total investment purchases and originations	$52.4	$122.6

Proceeds from principal payments and equity distributions	$34.9	$54.5
Proceeds from investments sold or redeemed	9.1	12.2
Proceeds from distributions received from Structured Finance Notes	5.5	11.2
Total proceeds from principal payments, equity distributions and investments sold	$49.5	$77.9
During the six months ended June 30, 2022, notable investments in new portfolio companies, included 24 Seven Holdco, LLC ($8.9 million senior secured loan), Atlantis Holding, LLC ($8.1 million senior secured loan), Tony's Finer Foods Enterprises, LLC ($7.9 million senior secured loan) and Boca Home Care Holdings, Inc. ($9.6 million senior secured loan).
During the six months ended June 30, 2022, notable principal payments included SourceHOV Tax, Inc. ($19.8 million senior secured loan).
The following is a summary of our investment activity for the three and six months ended June 30, 2021 (dollar amounts in millions):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Investments in new Portfolio Companies	$26.5	$62.8
Investments in existing Portfolio Companies	18.0	44.2
Investments in Structured Finance Notes	15.7	21.9
Total investment purchases and originations	$60.2	$128.9

Proceeds from principal payments and equity distributions	$52.2	$100.8
Proceeds from investments sold or redeemed	9.7	10.3
Proceeds from distributions received from Structured Finance Notes	3.7	6.4
Total proceeds from principal payments, equity distributions and investments sold	$65.6	$117.5
Notable investments in new portfolio companies during the six months ended June 30, 2021, included KNS Acquisition Corp. ($5.0 million senior secured loan), Electrical Components International, Inc. ($5.6 million senior secured loan) and TruGreen Limited Partnership ($4.7 million senior secured loan).

Risk Monitoring
We categorize investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 4, 2022. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Notes, by credit risk rating as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	June 30, 2022		December 31, 2021
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	330,264	92.9	324,370	94.2
4 (Special Mention)	18,251	5.1	12,550	3.6
5 (Substandard)	7,303	2.1	7,027	2.0
6 (Doubtful)	161	—	699	0.2
7 (Loss)	—	—	—	—
	$355,979	100.1%	$344,646	100.0%
As of June 30, 2022, our risk ratings remained stable compared to December 31, 2021. During the six months ended June 30, 2022, a debt investment with an amortized cost and fair value of $9.2 million and $7.1 million, respectively, had a risk rating downgrade from risk category 3 to risk category 4.
Non-Accrual Loans
Management reviews all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected, for placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest is credited to income and is reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. During the quarter ended June 30, 2022, two loans with an aggregate amortized cost and fair value of $15.8 million and $10.4 million, respectively, were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $34.7 million and $17.8 million, respectively, at June 30, 2022, and $19.1 million and $7.7 million, respectively, at December 31, 2021.
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
We do not believe that our historical operating performance is necessarily indicative of our future results of operations. We are primarily focused on debt investments in middle-market and larger companies in the United States and, to a lesser extent, equity investments, including warrants and other minority equity securities, and Structured Finance Notes, which differs to some degree from our historical investment concentration, in that we now also focus on the debt of larger U.S. companies and Structured Finance Notes. Moreover, as a BDC and a RIC, we also are subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. In addition, SBIC I LP is subject to regulation and oversight by the SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.
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
Comparison of the three months ended June 30, 2022 and March 31, 2022 and comparison of the six months ended June 30, 2022 and 2021
Consolidated operating results for the three months ended June 30, 2022 and March 31, 2022 and the six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30, 2022	March 31, 2022	2022	2021
Investment income
Interest income:
Cash interest income	$7,283	$7,013	$14,296	$13,809
PIK interest income	49	278	327	837
Net Loan Fee amortization	509	267	777	1,466
Accretion of interest income on Structured Finance Notes	2,503	2,282	4,785	4,670
Other interest income	1	2	3	12
Total interest income	10,345	9,842	20,188	20,794
Dividend income:
Preferred equity PIK dividends	—	—	—	106
Cash dividends	5	758	763	136
Total dividend income	5	758	763	242
Fee income:
Syndication fees	—	257	257	656
Prepayment and other fees	82	89	170	215
Total fee income	82	346	427	871
Total investment income	10,432	10,946	21,378	21,907
Total expenses	4,184	7,941	12,125	16,122
Net investment income	6,248	3,005	9,253	5,785
Net gain (loss) on investments	(15,072)	5,500	(9,572)	23,129
Loss on extinguishment of debt	—	(144)	(144)	(2,299)
Net increase (decrease) in net assets resulting from operations	$(8,824)	$8,361	$(463)	$26,615
Interest income by debt investment type for the three months ended June 30, 2022 and March 31, 2022 and six months ended June 30, 2022 and 2021, is summarized below (in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30, 2022	March 31, 2022	2022	2021
Interest income:
Senior secured debt investments	$7,021	$6,416	$13,438	$14,818
Subordinated debt investments	—	444	444	1,306
Structured Finance Notes	3,324	2,982	6,306	4,670
Total interest income	10,345	9,842	20,188	20,794
Less Net Loan Fees accelerations	(221)	(40)	(261)	(893)
Recurring interest income	$10,124	$9,802	$19,927	$19,900
Investment Income
For the quarter ended June 30, 2022, total investment income of $10.4 million decreased by $0.5 million compared to the quarter ended March 31, 2022, primarily due to a decrease of $1.0 million in dividend and fee income, offset by an increase of $0.5 million in interest income.

Interest income increased $0.5 million during the three months ended June 30, 2022 compared to the prior quarter primarily due to an increase in our portfolio’s weighted-average performing income yield to 9.1% for the quarter ended June 30, 2022 from 9.0% in the prior quarter, primarily due to increases in LIBOR and SOFR rates.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees are considered non-recurring and generally result from periodic transactions rather than from holding portfolio investments. Syndication fees, which are recognized when OFS Advisor sources, structures, and arranges the lending group, and for which we are additionally compensated, decreased to $-0- for the quarter ended June 30, 2022 from $0.3 million in the prior quarter.
For the six months ended June 30, 2022, total investment income of $21.4 million decreased by $0.5 million compared to the corresponding period in the prior year, primarily due to a decrease of interest and fee income, offset by an increase in dividend income.
Expenses
Operating expenses for the three months ended June 30, 2022 and March 31, 2022 and six months ended June 30, 2022 and 2021, are presented below (in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30, 2022	March 31, 2022	2022	2021
Interest expense	$3,943	$3,624	$7,567	$9,066
Management fee	2,056	2,020	4,076	3,710
Income Incentive Fee	—	—	—	809
Capital Gains Fee	(2,988)	1,072	(1,916)	—
Professional fees	352	407	759	876
Administration fee	423	451	874	1,007
Other expenses	398	367	765	654
Total expenses	$4,184	$7,941	$12,125	$16,122
Comparison of the three months ended June 30, 2022 and March 31, 2022
Interest expense for the quarter ended June 30, 2022 increased $0.3 million compared to the prior quarter primarily due to the increase in the weighted average balance on our BNP Facility from $106.9 million to $133.9 million.
Management fee expense for the quarter ended June 30, 2022 remained stable compared to the prior quarter.
The incentive fees earned by OFS Advisor for the quarter ended June 30, 2022 decreased $4.1 million compared to the prior quarter, primarily due to a decrease of $3.0 million in the accrued Capital Gains Fee. As of March 31, 2022 and December 31, 2021, we had accrued a Capital Gains Fee of $3.0 million and $1.9 million, respectively. During the three months ended June 30, 2022, a full reversal of the previously accrued $3.0 million Capital Gains Fee was recognized as a result of the reduction in net unrealized appreciation on the investment portfolio. As of June 30, 2022, there is no accrued Capital Gains Fee included in the amounts payable to investment adviser and affiliates as listed on the consolidated statements of assets and liabilities.
For the quarter ended June 30, 2022, professional fees, administration fees and other expenses remained stable compared to the prior quarter.
Comparison of the six months ended June 30, 2022 and 2021
Interest expense for the six months ended June 30, 2022 decreased $1.5 million compared to the corresponding period in the prior year, primarily due to the decrease in the weighted average effective interest rate on our total outstanding debt from 5.31% to 4.23% during the six months ended June 30, 2021.
Management fee expense for the six months ended June 30, 2022 increased $0.4 million compared to the corresponding period in the prior year, primarily due to an increase in the average portfolio fair value to $507.1 million compared to $464.1 million for the six months ended June 30, 2021.
The incentive fees earned by OFS Advisor for the six months ended June 30, 2022 decreased $2.7 million compared to the corresponding period in the prior year, primarily due to pre-incentive fee net investment income not exceeding the performance hurdle for incentives during the quarter ended March 31, 2022 and June 30, 2022, as well as the full reversal of a previously accrued Capital Gains Fee of $1.9 million.
For the six months ended June 30, 2022, professional fees, administration fees and other expenses remained stable compared to the corresponding period in the prior year.

Net realized and unrealized gain (loss) on investments
Net gain (loss), inclusive of realized and unrealized gains (losses), by investment type for the three months ended June 30, 2022 and March 31, 2022 and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30, 2022	March 31, 2022	2022	2021
Senior secured debt	$(9,945)	$(1,198)	$(11,141)	$4,796
Subordinated debt	(2,034)	(424)	(2,458)	2,071
Preferred equity	(244)	2,391	2,186	640
Common equity, warrants and other	6,380	8,269	14,610	15,744
Structured Finance Notes	(9,266)	(3,449)	(12,715)	147
Income tax expense on net realized investment gains	—	(48)	(48)	—
Deferred tax benefit (expense)	35	(41)	(6)	(269)
Total net gain (loss) on investments	$(15,074)	$5,500	$(9,572)	$23,129
Net gain (loss) on investments for the three months ended June 30, 2022 and March 31, 2022
Three months ended June 30, 2022
Our portfolio experienced net losses of $15.1 million in the second quarter of 2022, primarily as a result of unrealized depreciation of $9.3 million and $6.7 million on our Structured Finance Notes and broadly syndicated loan investments, respectively, attributable to widening of liquid credit market spreads. These losses were partially offset by net gains, primarily consisting of unrealized appreciation on our common equity investments that were primarily attributable to an increase in fair value of $7.8 million on our equity investment in Pfanstiehl Holdings, Inc.
Three months ended March 31, 2022
Our portfolio experienced net gains of $5.5 million in the first quarter of 2022, principally due to a $10.0 million, or 3.1%, increase in the fair values of our directly originated debt and equity investments. During the first quarter of 2022, we experienced unrealized losses of $1.0 million and $3.4 million on our broadly syndicated loans and Structured Finance Notes primarily, respectively, primarily due to widening of liquid credit market spreads.
Net gains on our common equity investments were primarily attributable to the $9.6 million improvement in Pfanstiehl Holdings, Inc.
Net gain (loss) on investments for the six months ended June 30, 2022 and June 30, 2021
Six months ended June 30, 2022
During the six months ended June 30, 2022, our portfolio experienced net losses of $13.1 million and $12.7 million on our debt investments and Structured Finance Notes, respectively, primarily due to widening of liquid credit market spreads. These net losses were partially offset by a net gain of $17.4 million on our common equity investment in Pfanstiehl Holdings, Inc.
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
Loss on Extinguishment of Debt
Six months ended June 30, 2022
During the six months ended June 30, 2022, we redeemed $19.0 million of SBA debentures and, as a result, we recognized losses on extinguishment of debt of $0.1 million related to the charge-off of unamortized deferred borrowing costs on the redeemed debentures.
Six months ended June 30, 2021
During the six months ended June 30, 2021, we redeemed $9.8 million of SBA debentures and $98.5 million of unsecured notes, and, as a result, we recognized losses on extinguishment of debt of $2.3 million related to the charge-off of deferred borrowing costs on these instruments.

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
The following table provides a reconciliation from net investment income (the most comparable GAAP measure) to Adjusted NII for the three months ended June 30, 2022 and March 31, 2022 and six months ended June 30, 2022 and June 30, 2021, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended				Six Months Ended June 30,
	June 30, 2022		March 31, 2022		2022		2021
	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share
Net investment income	$6,248	$0.47	$3,005	$0.22	$9,253	$0.69	$5,785	$0.43
Capital Gains Fee	(2,988)	(0.23)	1,072	0.08	(1,916)	(0.15)	—	—
Adjusted NII	$3,260	$0.24	$4,077	$0.30	$7,337	$0.54	$5,785	$0.43
For the quarter ended June 30, 2022, there was a reversal of previously accrued Capital Gains Fees of $3.0 million due to a $14.9 million reduction in net unrealized appreciation on the investment portfolio.
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
Liquidity and Capital Resources
At June 30, 2022, we held cash of $14.8 million, which includes $7.5 million held by SBIC I LP, our wholly owned SBIC, and $2.9 million held by OFSCC-FS. Our use of cash held by SBIC I LP may be restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings (“READ”) or regulatory capital of SBIC I LP. During the six months ended June 30, 2022, the Parent received READ and return of capital distributions from SBIC I LP of $10.0 million and $9.5 million, respectively. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the six months ended June 30, 2022, the Parent received $4.6 million in cash distributions from OFSCC-FS. As of June 30, 2022, cash available to be distributed from SBIC I LP and OFSCC-FS were $3.5 million and $-0-, respectively.
At June 30, 2022, we had an unused commitment of $35.0 million under our PWB Credit Facility, as well as an unused commitment of $15.9 million under our BNP Facility, both subject to a borrowing base requirements and other covenants. Based on fair values and equity capital at June 30, 2022, we could access all unused commitments under our credit facilities and remain in compliance with our asset coverage requirements. On April 22, 2022, we amended the PWB Credit Facility to, among other things, increase the maximum amount available from $25.0 million to $35.0 million. On June 24, 2022, we amended the BNP Facility to, among other things: (i) extend the reinvestment period under the BNP Facility for three years from June 20, 2022 to June 20, 2025; and (ii) extend the maturity date under the BNP Facility from June 20, 2024 to June 20, 2027.
The Parent may make unsecured loans to SBIC I LP, the aggregate which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of June 30, 2022.

Sources and Uses of Cash
We generate operating cash flows from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments and payment of expenses. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest and PIK dividends, which generally will not be fully realized in cash until we exit the investment, as well as accreted interest income on Structured Finance Notes, which may not coincide with cash distributions from these investments. As discussed in “Item 1.–Financial Statements–Note 3,” we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which may include investment income that we have not received in cash. In addition, we must distribute substantially all of our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving line of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash from net investment income(1)	$4,752	$5,925
Net (purchases and originations)/repayments and sales of portfolio investments(1)	(39,465)	(8,099)
Net cash used in operating activities	(34,713)	(2,174)

Distributions paid to stockholders(2)	(7,569)	(5,573)
Net borrowings (payments) under lines of credit	34,100	(8,000)
Repayment of SBA debentures	(19,000)	(9,765)
Proceeds from unsecured notes offering, net of discounts	—	121,791
Redemption of unsecured notes	—	(98,525)
Other financing activities	(1,022)	(303)
Net cash provided by (used in) financing activities	6,509	(375)
Decrease in cash	$(28,204)	$(2,549)
(1)    Net purchases and originations/repayments and sales of portfolio investments includes purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable from investments purchased as reported in our statements of cash flows, as well as the excess of proceeds from distributions received from Structured Finance Notes over accretion of interest income on Structured Finance Notes. Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows. Certain amounts in the prior year have been reclassified to conform with the current year presentation.
(2)    The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year.
Cash from net investment income
Cash from net investment income decreased $1.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Net (purchases and originations)/repayments and sales of portfolio investments
During the six months ended June 30, 2022, net purchases and originations of portfolio investments of $39.5 million were primarily due to $127.5 million of cash we used to purchase portfolio investments, offset by $88.0 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Notes and accretion of interest income on Structured Finance Notes. During the six months ended June 30, 2021, net purchases and originations of portfolio investments of $8.1 million were primarily due to $120.9 million of cash we used to purchase portfolio investments, offset by $112.8 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Notes and accretion of interest income on Structured Finance Notes. See “—Portfolio Composition and Investment Activity–Investment Activity.”
Borrowings
SBA Debentures
SBIC I LP’s SBIC license allowed it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. As of June 30, 2022 and December 31, 2021, SBIC I LP had outstanding debentures of $50.9 million and $69.9 million, respectively.
On a stand-alone basis, SBIC I LP held $175.9 million and $195.5 million in total assets at June 30, 2022 and December 31, 2021, respectively, which accounted for approximately 31% and 34% of the Company’s total consolidated assets, respectively.
    As part of our plans to focus on first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP intends, over time, to pay its outstanding SBA debentures prior to their scheduled maturity dates. Under a plan approved by the SBA, we will only make follow-on investments in current portfolio companies held by SBIC I LP. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. During the six months ended June 30, 2022, SBIC I LP redeemed $19.0 million of SBA debentures that were contractually due March 1, 2025 and September 1, 2025. During the six months ended June 30, 2022, we recognized a loss on extinguishment of debt of $0.1 million related to the charge-off of unamortized deferred borrowing costs on the redeemed debentures.
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
    As of June 30, 2022, we had $-0- outstanding and an unused commitment of $35.0 million under the PWB Credit Facility, subject to a borrowing base and other covenants.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of June 30, 2022, we were in compliance with the applicable covenants under the PWB Credit Facility.
Unsecured Notes
    The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility. As of June 30, 2022, we had $180.0 million in Unsecured Notes.
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

BNP Facility
     On June 20, 2019, OFSCC-FS entered into the BNP Facility, as amended, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $134.1 million was drawn as of June 30, 2022. Borrowings under the BNP Facility bear interest based on SOFR for the relevant interest period, plus an applicable spread (subject to an effective floor of 2.65%). The effective interest rate on the BNP Facility was 4.67% at June 30, 2022. The BNP Facility will mature on the earlier of June 20, 2027 or upon certain other events defined in the credit agreement which may result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. The unused commitment under the BNP Facility was $15.9 million as of June 30, 2022. As of June 30, 2022, we were in compliance with the applicable covenants under the BNP Facility.
    On a stand-alone basis, OFSCC-FS held approximately $208.0 million and $185.1 million in total assets at June 30, 2022 and December 31, 2021, respectively, which accounted for approximately 37% and 33% of our total consolidated assets, respectively.
On June 24, 2022, we amended the BNP Facility to, among other things: (i) extend the reinvestment period under the BNP Facility for three years from June 20, 2022 to June 20, 2025; (ii) extend the maturity date under the BNP Facility from June 20, 2024 to June 20, 2027; (iii) convert the benchmark interest rate from LIBOR to SOFR; (iv) increase the top two Moody’s Industry concentrations from 15% to 17.5% and 20%; (v) increase the applicable margin by 0.40% on all classes of loans; and (vi) increase the applicable margin floor from 1.925% to 2.65%.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Notes and other non-qualifying assets, consistent with our investment strategy. As of June 30, 2022, approximately 80% of our investments were qualifying assets.
BDCs generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities to total senior securities. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory asset coverage ratio under the 1940 Act, which limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective May 3, 2019.
    On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. No shares of common stock were repurchased during the six months ended June 30, 2022. As of June 30, 2022, the approximate dollar value of shares remaining that may be purchased under the program was $9.99 million.
    As of June 30, 2022, the aggregate amount outstanding of the senior securities issued by us was $365.0 million, for which our asset coverage was 162%. The Small Business Administration debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
    As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On July 13, 2022, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale). We have not sold any shares below net asset value pursuant to the proposal approved by our stockholders.
Contractual Obligations and Off-Balance Sheet Arrangements
At June 30, 2022, we had $14.8 million of cash and cash equivalents, as well as $35.0 million and $15.9 million of unfunded commitments under our PWB Credit Facility and BNP Facility, respectively, to meet our short-term contractual obligations. At June 30, 2022, we had $37.3 million in outstanding commitments to fund portfolio investments under various undrawn revolvers and other credit facilities. Long-term contractual obligations, such as our BNP Facility that matures in 2027 and has $134.1 million outstanding at June 30, 2022, can be repaid by selling OFSCC-FS portfolio investments that have a fair value of $203.0 million at June 30, 2022. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future.
At June 30, 2022, we have $50.9 million of outstanding SBA debentures that mature in 2025, which we may repay prior to their maturity dates by using proceeds from investment repayments. The SBIC I LP investment portfolio had a fair value of $167.8 million at June 30, 2022.
    As of June 30, 2022, we continue to believe our long-dated financing, with 100% of our total outstanding debt, contractually maturing in 2025 and beyond, affords us operational flexibility.
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
Distributions
We are taxed as a RIC under the Code. In order to maintain our tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our ICTI, as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings we are required to distribute each calendar year the sum of: (i) 98% of our ordinary income for such calendar year; (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year; and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. Maintenance of our RIC status requires adherence to certain source of income and asset diversification requirements. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow received as consideration from the sale of investments, are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
Our Board maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow received as consideration from the sale of investments, are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
Recent Developments
On August 2, 2022, our Board declared a distribution of $0.29 per share for the third quarter of 2022, payable on September 30, 2022 to stockholders of record as of September 23, 2022.
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
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by our Board based, in part, on independent third-party valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the six months ended June 30, 2022 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any further interest rate increases approved by the U.S. Federal Reserve, and rising inflation rates may affect both our cost of funding and the valuation of our investment portfolio. As of June 30, 2022, 93% of our debt investments, at fair value, bore interest at floating interest rates. Historically, the interest rates on our debt investments bearing floating interest rates have been based on a floating LIBOR, but will transition away from LIBOR to SOFR, and typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. At June 30, 2022, we held variable-rate loans with an aggregate principal amount of $345.3 million that bore interest at a variable rate indexed to LIBOR or SOFR, and reset monthly, quarterly, or semi-annually. As of June 30, 2022, 3-month LIBOR was 2.29%, and we had variable-rate loans with an aggregate principal amount of $42.8 million subject to reference rate floor provisions of 1.00%.
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. As of June 30, 2022, our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and SOFR, respectively, with effective interest rates of 5.29% and 4.67%, respectively.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. As of June 30, 2022, 3-month LIBOR was 2.29% and certain loan contracts have not reset to the current market rate. Assuming that the interim and unaudited consolidated balance sheet as of June 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$2,516	$(252)	$2,264
50	3,454	(587)	2,867
75	4,391	(923)	3,468
100	5,329	(1,258)	4,071
125	6,267	(1,593)	4,674

Basis point decrease	Interest income	Interest expense	Net change
25	$(378)	$418	$40
50	(979)	754	(225)
75	(1,868)	1,089	(779)
100	(2,410)	1,424	(986)
125	(2,920)	1,759	(1161)
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2022. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 4, 2022, and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “First Quarter 10-Q”), filed on May 6, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and the First Quarter 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 4, 2022 and the First Quarter 10-Q. The risks previously disclosed in our Annual Report on Form 10-K and the First Quarter 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and the First Quarter 10-Q and our other reports filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended June 30, 2022, we issued 4,348 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our distribution reinvestment plan was approximately $43,127.
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
During the three months ended June 30, 2022, no shares of common stock were repurchased on the open market under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amount in thousands except shares and per share amounts):

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
May 22, 2018 through December 31, 2018	300	$3	$10.29	$9,997
January 1, 2019 through December 31, 2019	—	—	—	9,997
January 1, 2020 through December 31, 2020	—	—	—	9,997
January 1, 2021 through December 31, 2021	700	5	6.70	9,992
January 1, 2022 through March 31, 2022	—	—	—	9,992
April 1, 2022 through June 30, 2022	—	—	—	9,992

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
3.1	Certificate of Incorporation of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	Form 10-K	March 26, 2013
3.3	Bylaws of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
10.1	Amendment Five to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated April 22, 2022	Form 8-K	April 25, 2022
10.2	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated April 22, 2022	Form 8-K	April 25, 2022
10.3
First Amendment to the Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, as equityholder, OFS Capital Corporation, LLC, as servicer, and Citibank, N.A., as collateral agent, dated June 24, 2022
		Form 8-K	June 27, 2022
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2022	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer