Form 10-Q
period 2022-09-30
OFS Capital Corp
filed 2022-11-04
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 3, 2022 was 13,393,052.

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

ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility, as amended, that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement, as amended, by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company’s board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations

Term	Explanation or Definition
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
PWB Credit Facility	A senior secured revolving credit facility, as amended, with Pacific Western Bank, as lender, that provides for borrowings to the Company in an aggregate principal amount up to $35,000,000
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SBIC I GP	OFS SBIC I GP, LLC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility positions
Transaction Price	The price in an arm’s length transaction involving the same security
Unsecured Notes	The Unsecured Notes Due September 2023, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025, the Unsecured Notes Due October 2026, the Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2025	The Company’s $48.5 million aggregate principal amount of 6.5% notes due October 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026, which were redeemed on November 22, 2021
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028
Unsecured Notes Due September 2023	The Company’s $25.0 million aggregate principal amount of 6.25% notes due September 30, 2023, which were redeemed on November 1, 2021

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
•our plans to focus on first lien senior secured loans to larger borrowers and the impact on our risk profile, including our belief that the seniority of such loans in a borrower's capital structure may provide greater downside protection against adverse economic changes, including those caused by the continuing impacts of the coronavirus (“COVID-19”) pandemic, the ongoing war between Russia and Ukraine, rising interest and inflation rates, and the risk of recession;
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
•the impact of current political, economic and industry conditions, including changes in the interest rate environment, inflation, significant market volatility, supply chain disruptions, resource shortages, other conditions affecting the financial and capital markets, and the continuing impacts of the COVID-19 pandemic on our business, financial condition, results of operations and fair value of our portfolio investments;
•the impact of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the Untied States, the United Kingdom, the European Union and China;

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
    Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 4, 2022, and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 6, 2022, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 5, 2022 and this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $471,983 and $428,398, respectively)	$424,134	$421,567
Affiliate investments (amortized cost of $17,865 and $17,650, respectively)	92,481	72,584
Control investment (amortized cost of $0 and $11,264, respectively)	—	12,948
Total investments, at fair value (amortized cost of $489,848 and $457,312, respectively)	516,615	507,099
Cash	13,052	43,048
Interest receivable	1,829	1,475
Receivable for investments sold	3,568	14,893
Prepaid expenses and other assets	3,170	2,533
Total assets	$538,234	$569,048

Liabilities
Revolving lines of credit	$122,900	$100,000
SBA debentures (net of deferred debt issuance costs of $271 and $555, respectively)	50,649	69,365
Unsecured notes (net of deferred debt issuance costs of $3,896 and $4,554, respectively)	176,104	175,446
Interest payable	2,012	3,685
Payable to adviser and affiliates (Note 3)	3,786	6,217
Payable for investments purchased	—	8,788
Accrued professional fees	310	452
Other liabilities	399	1,351
Total liabilities	356,160	365,304

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,406,971 and 13,422,413 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	134	134
Paid-in capital in excess of par	185,010	185,113
Total distributable earnings (losses)	(3,070)	18,497
Total net assets	182,074	203,744

Total liabilities and net assets	$538,234	$569,048

Number of shares outstanding	13,406,971	13,422,413
Net asset value per share	$13.58	$15.18

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income
Interest income:
Non-control/non-affiliate investments	$12,550	$8,953	$32,597	$27,162
Affiliate investments	—	864	—	2,724
Control investment	—	327	141	1,016
Total interest income	12,550	10,144	32,738	30,902
Dividend income:
Non-control/non-affiliate investments	—	—	713	—
Affiliate investments	279	37	284	143
Control investment	—	33	45	169
Total dividend income	279	70	1042	312
Fee income:
Non-control/non-affiliate investments	539	50	960	920
Affiliate investments	—	325	—	362
Control investment	—	—	6	—
Total fee income	539	375	966	1,282
Total investment income	13,368	10,589	34,746	32,496
Expenses
Interest expense	4,657	4,234	12,224	13,300
Management fee	1,986	1,950	6,062	5,660
Income Incentive Fee	1,093	—	1,093	809
Capital Gains Fee	—	102	(1,916)	102
Professional fees	396	354	1,155	1,230
Administration fee	435	335	1,309	1,342
Other expenses	429	379	1,194	1,033
Total expenses	8,996	7,354	21,121	23,476
Net investment income	4,372	3,235	13,625	9,020
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(943)	7	(1,146)	(10,743)
Net realized gain on affiliate investments	—	3,246	—	3,246
Net realized gain on control investments	—	—	278	—
Income tax benefit on net realized investment gains	413	—	365	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	(14,077)	1,408	(41,019)	21,064
Net unrealized appreciation on affiliate investments	650	4,340	19,683	17,731
Net unrealized appreciation (depreciation) on control investment	—	980	(1,684)	2,084
Deferred tax benefit (expense) on investments net unrealized appreciation/depreciation	27	173	21	(99)
Net gain (loss) on investments	(13,930)	10,154	(23,502)	33,283
Loss on extinguishment of debt	—	(224)	(144)	(2,523)
Net increase (decrease) in net assets resulting from operations	$(9,558)	$13,165	$(10,021)	$39,780

Net investment income per common share – basic and diluted	$0.33	$0.24	$1.01	$0.67
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.71)	$0.98	$(0.75)	$2.97
Distributions declared per common share	$0.29	$0.24	$0.86	$0.66
Basic and diluted weighted average shares outstanding	13,428,410	13,415,276	13,425,466	13,412,125
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2020	—	$—	13,409,559	$134	$187,124	$(28,302)	$158,956
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	9,020	9,020
Net realized loss on investments, net of taxes	—	—	—	—	—	(7,497)	(7,497)
Loss on extinguishment of debt	—	—	—	—	—	(2,523)	(2,523)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	40,780	40,780
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	10,114	—	99	—	99
Dividends declared	—	—	—	—	—	(8,853)	(8,853)
Common stock repurchased under Stock Repurchase Program	—	—	(700)	—	(5)	—	(5)
Net increase for the nine month period ended September 30, 2021	—	—	9,414	—	94	30,927	31,021
Balances at September 30, 2021	—	$—	13,418,973	$134	$187,218	$2,625	$189,977

Balances at June 30, 2021	—	$—	13,415,235	$134	$187,179	$(7,320)	$179,993
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,235	3,235
Net realized gain on investments, net of taxes	—	—	—	—	—	3,253	3,253
Loss on extinguishment of debt	—	—	—	—	—	(224)	(224)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	6,901	6,901
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	3,738	—	39	—	39
Dividends declared	—	—	—	—	—	(3,220)	(3,220)
Net increase for the three month period ended September 30, 2021	—	—	3,738	—	39	9,945	9,984
Balances at September 30, 2021	—	$—	13,418,973	$134	$187,218	$2,625	$189,977

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2021	—	$—	13,422,413	$134	$185,113	$18,497	$203,744
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	13,625	13,625
Net realized loss on investments, net of taxes	—	—	—	—	—	(503)	(503)
Loss on extinguishment of debt	—	—	—	—	—	(144)	(144)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(22,999)	(22,999)
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	12,893	—	128	—	128
Dividends declared	—	—	—	—	—	(11,546)	(11,546)
Common stock repurchased under Stock Repurchase Program	—	—	(28,335)	—	(231)	—	(231)
Net decrease for the nine month period ended September 30, 2022	—	—	(15,442)	—	(103)	(21,567)	(21,670)
Balances at September 30, 2022	—	$—	13,406,971	$134	$185,010	$(3,070)	$182,074

Balances at June 30, 2022	—	$—	13,429,777	$134	$185,195	$10,383	$195,712
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,372	4,372
Net realized loss on investments, net of taxes	—	—	—	—	—	(530)	(530)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(13,400)	(13,400)
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	5,529	—	46	—	46
Dividends declared	—	—	—	—	—	(3,895)	(3,895)
Common stock repurchased under Stock Repurchase Program	—	—	(28,335)	—	(231)	—	(231)
Net decrease for the three month period ended September 30, 2022	—	—	(22,806)	—	(185)	(13,453)	(13,638)
Balances at September 30, 2022	—	$—	13,406,971	$134	$185,010	$(3,070)	$182,074

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(10,021)	$39,780
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	868	7,497
Income tax benefit on net realized investment gains	(365)	—
Loss on extinguishment of debt	144	2,523
Net unrealized (appreciation) depreciation on investments, net of taxes	22,999	(40,780)
Amortization of Net Loan Fees	(1,334)	(1,835)
Amendment fees collected	206	132
Payment-in-kind interest and dividend income	(650)	(1,390)
Accretion of interest income on Structured Finance Securities	(7,647)	(7,315)
Amortization of debt issuance costs	1,154	1,438
Amortization of intangible asset	307	166
Purchase and origination of portfolio investments	(144,894)	(193,285)
Proceeds from principal payments on portfolio investments	75,218	125,085
Proceeds from sale or redemption of portfolio investments	31,060	17,840
Proceeds from distributions received from Structured Finance Securities	14,261	9,468
Changes in operating assets and liabilities:
Interest receivable	(354)	105
Interest payable	(1,673)	(1,249)
Payable to adviser and affiliates	(2,431)	(640)
Receivable for investment sold	11,325	—
Payable for investments purchased	(8,788)	19,456
Other assets and liabilities	(610)	(94)
Net cash used in operating activities	(21,225)	(23,098)

Cash flows from financing activities
Distributions paid to stockholders	(11,418)	(8,754)
Borrowings under revolving lines of credit	58,650	64,250
Repayments under revolving lines of credit	(35,750)	(50,400)
Repayments of SBA debentures	(19,000)	(35,350)
Redemption of unsecured notes	—	(98,525)
Proceeds from unsecured notes offering, net of discounts	—	121,791
Payment of deferred financing costs	(1,022)	(618)
Repurchases of common stock under Stock Repurchase Program	(231)	(5)
Net cash used in financing activities	(8,771)	(7,611)
Net decrease in cash	(29,996)	(30,709)
Cash at beginning of period	43,048	37,708
Cash at end of period	$13,052	$6,999

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,742	$13,111
Reinvestment of distributions to stockholders	128	99
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
September 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
Senior Secured Loan		9.05%	L+	6.00%	1/28/2022	11/16/2027	$8,934	$8,877	$8,932	4.9%

Aegion Corporation (15) (22)	Water and Sewer Line and Related Structures Construction
Senior Secured Loan		7.87%	L+	4.75%	4/1/2021	5/17/2028	2,420	2,388	2,259	1.2

AIDC Intermediateco 2, LLC (15)	Computer Systems Design Services
Senior Secured Loan		8.91%	SOFR+	6.25%	7/22/2022	7/22/2027	2,000	1,957	1,957	1.1

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		9.20%	SOFR+	5.50%	3/2/2021	2/10/2027	3,778	3,773	3,282	1.8

All Star Auto Lights, Inc. (4) (15)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		10.75%	L+	7.25%	12/19/2019	8/20/2025	23,157	22,900	23,155	12.7
Senior Secured Loan		10.06%	L+	7.25%	8/4/2022	8/20/2025	4,988	4,893	4,988	2.7
							28,145	27,793	28,143	15.4
Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		12.24%	L+	8.50%	1/31/2022	9/14/2029	3,000	2,668	2,517	1.4

Asurion, LLC (14)	Communication Equipment Repair and Maintenance
Senior Secured Loan		8.37%	L+	5.25%	6/28/2022	1/31/2028	2,000	1,754	1,518	0.8

Atlantis Holding, LLC (14) (15)	Electronics and Appliance Stores
Senior Secured Loan		10.80%	SOFR+	7.25%	3/29/2022	3/31/2029	8,421	8,127	8,021	4.4

Avison Young	Nonresidential Property Managers
Senior Secured Loan (15) (22)		8.90%	SOFR+	5.75%	11/25/2021	1/31/2026	3,956	3,934	3,884	2.1
Senior Secured Loan		10.15%	SOFR+	7.00%	8/19/2022	1/31/2026	800	753	785	0.4
							4,756	4,687	4,669	2.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Baymark Health Services, Inc. (15)	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		11.62%	L+	8.50%	6/10/2021	6/11/2028	$4,962	$4,901	$4,942	2.7%
Senior Secured Loan (Delayed Draw) (5)		11.62%	L+	8.50%	6/10/2021	6/11/2028	3,244	3,134	3,209	1.8
							8,206	8,035	8,151	4.5
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		10.92%	L+	7.25%	2/2/2022	6/8/2029	1,667	1,640	1,558	0.9

Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw) (5) (15)		10.30%	SOFR+	6.50%	2/25/2022	2/25/2027	9,609	9,524	9,319	5.1
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(11)	(39)	—
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	1,223	0.7
							9,609	10,803	10,503	5.8
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	29	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.87%	L+	6.75%	9/28/2018	3/30/2029	5,938	5,845	5,921	3.3

Creation Technologies (15) (22)	Bare Printed Circuit Board Manufacturing
Senior Secured Loan		7.79%	L+	5.50%	9/24/2021	10/5/2028	1,995	1,981	1,876	1.0

DHX Media Ltd. (14) (15) (22)	Motion Picture and Video Production
Senior Secured Loan		7.37%	L+	4.25%	3/19/2021	3/18/2028	3,944	3,905	3,638	2.0

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		10.70%	SOFR+	8.00%	3/9/2022	5/25/2026	253	246	244	0.1
Senior Secured Loan		5.95%	SOFR+	3.25%	11/19/2019	8/24/2026	1,940	1,940	387	0.2
							2,193	2,186	631	0.3
Directv Financing, LLC (14) (15)	Wired Telecommunications Carriers
Senior Secured Loan		8.12%	L+	5.00%	7/22/2021	8/2/2027	2,046	2,043	1,911	1.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
East West Manufacturing (15)	Fluid Power Pump and Motor Manufacturing
Senior Secured Loan		8.78%	SOFR+	5.75%	2/11/2022	12/22/2028	$1,954	$1,937	$1,884	1.0%
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	SOFR+	2.88%	2/11/2022	12/22/2028	—	(3)	(10)	—
							1,954	1,934	1,874	1.0
Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (6) (11)		12.50% cash / 1.50% PIK	N/A		7/13/2017	1/13/2023	9,296	9,210	4,117	2.3
Common Equity (71,250 Class A units) (10)					7/13/2017		—	713	—	—
							9,296	9,923	4,117	2.3
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		11.62%	L+	8.50%	4/8/2021	6/26/2026	3,679	3,337	3,505	1.9

EnergySolutions, LLC (15)	Hazardous Waste Treatment and Disposal
Senior Secured Loan		7.42%	L+	3.75%	7/8/2021	5/9/2025	1,773	1,770	1,667	0.9

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4) (19)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50%	N/A		12/31/2021	12/31/2025	6,375	6,375	6,375	3.5
Senior Secured Loan (6)		10.00% PIK	N/A		12/31/2021	12/31/2026	6,923	6,584	690	0.4
Senior Secured Loan (Revolver) (5)		7.50%	N/A		11/29/2021	12/31/2025	771	771	771	0.4
Equity Participation Rights (23)					12/31/2021			4,722	—	—
							14,069	18,452	7,836	4.3
Excelin Home Health, LLC (4)	Home Health Care Services
Senior Secured Loan		13.17% cash / 0.75% PIK	L+	9.50%	10/25/2018	9/30/2025	4,266	4,193	4,074	2.2

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units) (10)					12/29/2017			450	—	—
Common Equity (40,984 Class B units) (10)					12/29/2017			50	—	—
								500	—	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (15)		9.70%	SOFR+	6.00%	10/15/2021	10/15/2027	$6,549	$6,439	$6,372	3.5%
Senior Secured Loan (Delayed Draw) (5) (15)		9.70%	SOFR+	6.00%	10/15/2021	10/15/2027	1,909	1,812	1,675	0.9
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	6.00%	10/15/2021	10/15/2027	—	(13)	(20)	—
							8,458	8,238	8,027	4.4
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		9.32%	L+	6.75%	1/27/2022	3/2/2029	4,000	4,000	3,758	2.1

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan (11)		11.87% cash / 2.00% PIK	L+	7.00%	10/1/2018	10/1/2024	15,260	15,030	15,260	8.4
Senior Secured Loan (Revolver) (5)		n/m (18)	L+	7.00%	10/1/2018	10/1/2024	—	(84)	—	—
							15,260	14,946	15,260	8.4
Intouch Midco Inc. (15) (22)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		7.87%	L+	4.75%	12/20/2019	8/24/2025	891	882	863	0.5

Ivanti Software, Inc. (14) (15)	Software Publishers
Senior Secured Loan		7.33%	L+	4.25%	3/26/2021	12/1/2027	2,970	2,980	2,328	1.3

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		8.31%	L+	5.50%	1/14/2021	11/15/2025	5,461	5,303	4,851	2.7

Karman Buyer Corp (14) (15)	Advertising Agencies
Senior Secured Loan		7.05%	L+	4.50%	3/2/2022	10/28/2027	2,290	2,260	2,057	1.1

KNS Acquisition Corp. (14) (15)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		10.42%	L+	6.25%	4/16/2021	4/21/2027	6,825	6,789	6,403	3.5

Kreg LLC	Other Ambulatory Health Care Services
Senior Secured Loan (15)		9.92%	L+	6.25%	12/20/2021	12/20/2026	20,116	19,988	19,068	10.5
Senior Secured Loan (Revolver) (5)		n/m (18)	L+	6.25%	12/20/2021	12/20/2026	—	(14)	(116)	(0.1)
							20,116	19,974	18,952	10.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
LogMeIn, Inc. (14) (15)	Data Processing, Hosting, and Related Services
Senior Secured Loan		7.80%	L+	4.75%	3/26/2021	8/31/2027	$2,954	$2,952	$2,064	1.1%

Metasource (15)	All Other Business Support Services
Senior Secured Loan		9.40%	SOFR+	6.25%	5/17/2022	5/17/2027	2,786	2,760	2,738	1.5
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	SOFR+	6.25%	5/17/2022	5/17/2024	—	(10)	(21)	—
							2,786	2,750	2,717	1.5
Milrose Consultants, LLC (4)	Administrative Management and General Management Consulting Services
Senior Secured Loan (15)		10.30%	SOFR+	6.50%	7/16/2019	7/16/2025	27,242	27,218	26,808	14.7
Senior Secured Loan (Revolver) (5)		10.30%	SOFR+	6.50%	7/16/2019	7/16/2025	476	469	450	0.2
							27,718	27,687	27,258	14.9
One GI LLC	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw) (15)		9.87%	L+	6.75%	12/13/2021	12/22/2025	7,526	7,405	7,071	3.9
Senior Secured Loan (Delayed Draw) (5) (15)		n/m (18)	L+	6.75%	12/13/2021	12/13/2023	—	(24)	(240)	(0.1)
Senior Secured Loan (Revolver) (5)		n/m (18)	L+	6.75%	12/13/2021	12/22/2025	—	(23)	(87)	—
							7,526	7,358	6,744	3.8
Parfums Holding Company, Inc. (14) (15)	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		7.12%	L+	4.00%	6/25/2019	6/30/2024	1,462	1,462	1,370	0.8

Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6) (10)	Software Publishers
Senior Secured Loan		4.00%	N/A		3/13/2018	1/1/2024	16,728	14,192	7,215	4.0

PM Acquisition LLC (10) (20)	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			499	1,058	0.6

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.00% PIK	L+	8.75%	3/23/2018	3/24/2025	1,434	1,429	1,441	0.8

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Senior Secured Loan		10.17%	L+	6.50%	6/24/2022	7/30/2029	$1,125	$1,081	$1,080	0.6%

Reception Purchaser LLC (15)	Transportation and Warehousing
Senior Secured Loan		9.13%	SOFR+	6.00%	4/28/2022	3/24/2028	5,096	5,025	4,940	2.7

Resource Label Group, LLC (14) (15)	Commercial Printing (except Screen and Books)
Senior Secured Loan		7.12%	L+	4.00%	7/2/2021	7/7/2028	1,706	1,701	1,609	0.9

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			492	406	0.2

RSA Security (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		7.53%	L+	4.75%	4/16/2021	4/27/2028	2,776	2,763	2,074	1.1
Senior Secured Loan		10.52%	L+	7.75%	4/16/2021	4/27/2029	4,450	4,397	3,598	2.0
							7,226	7,160	5,672	3.1
RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
Senior Secured Loan		11.92%	L+	8.25%	8/31/2021	8/31/2026	4,158	3,970	3,882	2.1
Senior Secured Loan (Delayed Draw) (5)		11.92%	L+	8.25%	8/31/2021	2/23/2023	1,258	1,249	1,139	0.6
Warrants (warrants to purchase up to $600,000 in common stock)					8/31/2021	2/28/2023 (12)		200	30	—
							5,416	5,419	5,051	2.7
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	87	—

Signal Parent, Inc. (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		6.62%	L+	3.50%	3/25/2021	4/3/2028	1,827	1,811	1,585	0.9

Southern Technical Institute, LLC (4) (23)	Colleges, Universities, and Professional Schools
Equity Appreciation Right					6/27/2018			—	—	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,) (15)	Child Day Care Services
Senior Secured Loan		11.92%	L+	8.25%	7/26/2018	7/30/2026	$6,399	$6,365	$6,173	3.4%

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		8.95%	SOFR+	5.25%	8/26/2019	8/26/2024	9,700	9,663	9,483	5.2
Senior Secured Loan		8.95%	SOFR+	5.25%	12/31/2020	8/26/2024	1,048	1,043	1,025	0.6
Senior Secured Loan		8.95%	SOFR+	5.25%	12/8/2021	8/26/2024	2,640	2,622	2,581	1.4
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	5.25%	8/26/2019	8/26/2024	—	(3)	(15)	—
							13,388	13,325	13,074	7.2
SS Acquisition, LLC (15)	Sports and Recreation Instruction
Senior Secured Loan (8)		9.11%	L+	6.86%	12/30/2021	12/30/2026	3,042	3,016	3,010	1.7
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	L+	6.86%	12/30/2021	12/30/2026	—	—	(19)	—
							3,042	3,016	2,991	1.7
Staples, Inc. (14) (15) (22)	Business to Business Electronic Markets
Senior Secured Loan		7.78%	L+	5.00%	6/24/2019	4/16/2026	2,907	2,862	2,564	1.3

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		11.12%	L+	8.00%	5/15/2018	4/30/2026	9,073	9,071	8,969	4.8

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		10.12%	L+	7.00%	12/21/2021	12/22/2024	16,333	16,333	16,496	9.1
Senior Secured Loan (Revolver) (5)		n/m (18)	L+	7.00%	12/21/2021	12/22/2024	—	(35)	—	—
							16,333	16,298	16,496	9.1
Thryv, Inc. (14) (15)	Directory and Mailing List Publishers
Senior Secured Loan		11.62%	L+	8.50%	2/18/2021	3/1/2026	4,188	4,112	4,073	2.2

Tolemar Acquisition, INC.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan (15)		9.32%	L+	5.75%	10/14/2021	10/14/2026	15,543	15,480	15,509	8.5
Senior Secured Loan (Revolver) (5)		n/m (18)	L+	5.75%	10/14/2021	10/14/2026	—	(10)	(6)	—
							15,543	15,470	15,503	8.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Tony's Fresh Market / Cardenas Markets (15)	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		9.79%	SOFR+	6.75%	7/20/2022	8/1/2029	$6,000	$5,648	$5,648	3.1%

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		11.62%	L+	8.50%	5/13/2021	11/2/2028	4,500	4,615	4,416	2.4

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			9	13	—
Warrants (3,976 units)					7/26/2012	4/16/2023 (12)		8	11	—
								17	24	—
Yahoo / Verizon Media (14) (15)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		8.62%	L+	5.50%	7/21/2021	9/1/2027	3,169	3,140	2,947	1.6

Total Debt and Equity Investments							$367,906	$369,763	$334,263	183.2%

Structured Finance Securities (22)

Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		18.37%			11/16/2020	10/20/2031	$11,080	$9,624	$8,435	4.6%

Apex Credit CLO 2021 Ltd (7) (9)
Subordinated Notes		15.84%			5/28/2021	7/18/2034	8,630	7,063	6,019	3.3

Apex Credit CLO 2022-1A (7) (9)
Subordinated Notes		13.36%			4/28/2022	4/22/2033	10,726	8,980	8,980	4.9

Ares L CLO (9)
Mezzanine Debt - Class E		8.16%	L+	5.65%	2/17/2022	1/15/2032	6,000	5,728	5,211	2.9

Barings CLO 2019-I Ltd. (9)
Mezzanine Debt - Class E		9.37%	L+	6.86%	2/23/2022	4/15/2035	8,000	7,894	7,152	3.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Battalion CLO XI, Ltd. (9)
Mezzanine Debt - Class E		9.63%	L+	6.85%	4/25/2022	4/24/2034	$6,000	$5,839	$5,386	3.0%

Brightwood Capital MM CLO 2022-1, LTD (17)
Loan accumulation facility		14.50%			1/5/2022	12/31/2032	8,500	8,500	8,500	4.7

Dryden 53 CLO, Ltd. (7) (9)
Subordinated Notes - Income		28.01%			10/26/2020	1/15/2031	2,700	1,494	1,126	0.6
Subordinated Notes		27.99%			10/26/2020	1/15/2031	2,159	1,195	901	0.5
							4,859	2,689	2,027	1.1
Dryden 76 CLO, Ltd. (7) (9)
Subordinated Notes		19.59%			9/27/2019	10/20/2032	2,750	2,177	1,956	1.1

Elevation CLO 2017-7, Ltd. (7) (9) (16)
Subordinated Notes		0.0%			2/6/2019	7/15/2030	5,449	1,311	126	0.1

Flatiron CLO 18, Ltd. (7) (9)
Subordinated Notes		22.17%			1/2/2019	4/17/2031	9,680	6,779	5,621	3.1

Madison Park Funding XXIII, Ltd. (7) (9)
Subordinated Notes		22.55%			1/8/2020	7/27/2047	10,000	6,086	5,421	3.0

Madison Park Funding XXIX, Ltd. (7) (9)
Subordinated Notes		17.60%			12/22/2020	10/18/2047	9,500	6,434	5,627	3.1

Monroe Capital MML CLO X, Ltd. (9)
Mezzanine Debt - Class E-R		11.55%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	941	872	0.5

Octagon Investment Partners 39, Ltd. (7) (9)
Subordinated Notes		21.86%			1/23/2020	10/20/2030	7,000	4,452	3,403	1.9

Park Avenue Institutional Advisers CLO Ltd 2021-1 (9)
Mezzanine Debt - Class E		10.01%	L+	7.30%	1/26/2021	1/20/2034	1,000	977	882	0.5

Redding Ridge 4 (7) (9)
Subordinated Notes		16.26%			3/4/2021	4/15/2030	1,300	1,036	745	0.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Regatta II Funding (9)
Mezzanine Debt - Class DR2		9.46%	L+	6.95%	6/5/2020	1/15/2029	$800	$768	$720	0.4%

Regatta XXII Funding Ltd (9)
Mezzanine Debt - Class E		8.87%	SOFR+	7.19%	5/6/2022	7/20/2035	3,000	2,971	2,971	1.6

THL Credit Wind River 2019‐3 CLO Ltd (7) (9)
Subordinated Notes		13.69%			4/5/2019	4/15/2031	7,000	5,371	4,169	2.3

Trinitas CLO VIII (7) (9)
Subordinated Notes		24.74%			3/4/2021	7/20/2117	5,200	3,019	2,288	1.3

Venture 45 CLO Ltd. (9)
Mezzanine Debt - Class E		8.57%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,929	2,852	1.6

Wellfleet CLO 2018-2 (7) (9)
Subordinated Notes		24.73%			3/4/2021	10/20/2031	1,000	652	508	0.3

Total Structured Finance Securities							$131,474	$102,220	$89,871	49.6%

Total Non-control/Non-affiliate Investments							$499,380	$471,983	$424,134	232.8%
Affiliate Investments
Contract Datascan Holdings, Inc. (4) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares), 10% PIK					8/5/2015			$6,079	$6,118	3.4%
Common Equity (11,273 shares) (10)					6/28/2016			104	498	0.3
								6,183	6,616	3.7
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	1,313	0.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00%	N/A	4/17/2015	7/20/2023	$8,308	$4,680	$157	0.1%
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						8,308	8,163	157	0.1
Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	82,264	45.2

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	847	0.5

TRS Services, LLC (4) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			—	1,284	0.7
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
							572	1,284	0.7

Total Affiliate Investments						$8,308	$17,865	$92,481	50.9%

Total Investments						$507,688	$489,848	$516,615	283.7%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)At September 30, 2022, the Company held loans with an aggregate principal amount of $327,813, or 94% of the total loan portfolio, that bear interest at a variable rate indexed to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect at September 30, 2022. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of September 30, 2022, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2022
(Dollar amounts in thousands)

(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2022:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	9.11%	8.75%	0.36%

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
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2022:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.50%	12.50% or 14.00%	1.50%
Inergex Holdings, LLC	Senior Loan	0% or 2.00%	10.67% to 12.67%	2.00%
Master Cutlery, LLC	Subordinated Loan	0% to 13.00%	0% to 13.00%	13.00%
(12)Represents expiration date of the warrants.
(13)All or a portion of investment held by a wholly owned subsidiary subject to income tax.
(14)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(15)Investments (or a portion thereof) held by OFSCC-FS. These assets are pledged as collateral of the BNP Facility and cannot be pledged under any debt obligation of the Parent.
(16)As of September 30, 2022, the effective accretable yield has been estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security's anticipated optional redemption, is less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions will be recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security's then-current amortized cost.
(17)Loan accumulation facilities are financing structures intended to aggregate loans that are expected to form part of the portfolio of a future CLO vehicle. Reported yields represent an estimated yield to be earned on the investment. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. As of September 30, 2022, the fair value of the loan accumulation facility was determined by a probability weighted NAV analysis.
(18)Not meaningful as there is no outstanding balance on the revolver or delayed draw facility. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company holds at least one seat on the portfolio company’s board of directors.
(20)The Company has an observer seat on the portfolio company’s board of directors.
(21)Portfolio company represents greater than 5% of total assets at September 30, 2022.
(22)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of September 30, 2022, approximately 79% of the Company's assets were qualifying assets.
(23)Equity participation rights issued by unaffiliated third party fully covered with underlying positions in the portfolio company.

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
AAdvantage Loyalty IP Ltd. and American Airlines, Inc. (14) (15) (22)	Scheduled Passenger Air Transportation
Senior Secured Loan		5.50%	L +4.75%	3/10/2021	4/20/2028	$364	$360	$377	0.2%

Aegion Corporation (15) (22)	Water and Sewer Line and Related Structures Construction
Senior Secured Loan		5.50%	L +4.75%	4/1/2021	5/17/2028	630	627	628	0.3

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		5.72%	L +5.50%	3/2/2021	2/10/2027	3,807	3,801	3,810	1.8

All Star Auto Lights, Inc. (4) (15)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.25%	L +7.25%	12/19/2019	8/20/2025	23,335	23,005	23,052	11.3

Autokiniton US Holdings, Inc. (14) (15)	Automotive Parts and Accessories Stores
Senior Secured Loan		5.00%	L +4.50%	3/26/2021	4/6/2028	2,696	2,688	2,704	1.3

Avison Young (15)	Nonresidential Property Managers
Senior Secured Loan		5.97%	L +5.75%	11/25/2021	1/31/2026	2,987	2,972	2,972	1.5

Ball Metalpack	Metal Can Manufacturing
Senior Secured Loan		9.75%	L +8.75%	6/8/2021	7/31/2026	2,167	2,143	2,167	1.1

Bass Pro Group, LLC (14) (15)	Sporting Goods Stores
Senior Secured Loan		4.50%	L +3.75%	2/26/2021	3/6/2028	1,967	1,958	1,972	1.0

BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.50%	L +8.50%	6/10/2021	6/11/2028	4,962	4,893	5,061	2.5
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	L +8.50%	6/10/2021	6/11/2028	—	(124)	170	0.1
						4,962	4,769	5,231	2.6
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)				3/27/2020			703	29	—

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	L +6.75%	9/28/2018	3/30/2029	$4,838	$4,827	$4,887	2.4%

Corel Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.18%	L +5.00%	3/2/2021	7/2/2026	2,271	2,265	2,270	1.1

Creation Technologies (15) (22)	Bare Printed Circuit Board Manufacturing
Senior Secured Loan		6.00%	L +5.50%	9/24/2021	10/5/2028	2,000	1,985	1,977	1.0

DHX Media Ltd. (14) (15) (22)	Motion Picture and Video Production
Senior Secured Loan		5.00%	L +4.25%	3/19/2021	3/18/2028	3,974	3,929	3,970	1.9

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		3.36%	L +3.25%	11/19/2019	8/24/2026	1,955	1,957	918	0.5

DIRECTV Financing, LLC (14) (15)	Wired Telecommunications Carriers
Senior Secured Loan		5.75%	L +5.00%	7/22/2021	8/2/2027	4,395	4,388	4,405	2.2

Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (11)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	9,207	9,181	9,049	4.4
Common Equity (71,250 Class A units) (10)				7/13/2017			713	292	0.1
						9,207	9,894	9,341	4.5
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		8.60%	L +8.50%	4/8/2021	6/26/2026	3,000	2,653	2,954	1.4

EnergySolutions, LLC (14) (15)	Hazardous Waste Treatment and Disposal
Senior Secured Loan		4.75%	L +3.75%	7/8/2021	5/9/2025	1,837	1,833	1,837	0.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50%	N/A	12/31/2021	12/31/2025	$6,424	$6,424	$6,424	3.2%
Senior Secured Loan		10.00% PIK	N/A	12/31/2021	12/31/2026	6,424	6,424	4,645	2.3
Senior Secured Loan (Revolver) (5)		7.50%	N/A	11/29/2021	12/31/2025	563	563	563	0.3
Equity Participation Rights (23)				12/31/2021		—	4,722	—	—
						13,411	18,133	11,632	5.8
Excelin Home Health, LLC (4)	Home Health Care Services
Senior Secured Loan		11.50%	L +9.50%	10/25/2018	9/30/2025	4,250	4,182	4,250	2.1

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units) (10)				12/29/2017			450	77	—
Common Equity (40,984 Class B units) (10)				12/29/2017			50	3	—
							500	80	—
Honor HN Buyer Inc. (15)	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		7.00%	L +6.00%	10/15/2021	10/15/2027	6,598	6,471	6,471	3.2
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	L +6.00%	10/15/2021	10/15/2027	—	(40)	(40)	—
Senior Secured Loan (Revolver) (5)		n/m (18)	L +6.00%	10/15/2021	10/15/2027	—	(15)	(15)	—
						6,598	6,416	6,416	3.2
Hunter Fan Company (14) (15)	Small Electrical Appliance Manufacturing
Senior Secured Loan		5.75%	L +5.00%	8/10/2021	5/8/2028	4,988	4,997	4,997	2.5

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00% cash / 1.00% PIK	L +8.00%	10/1/2018	10/1/2024	15,260	15,030	15,260	7.5
Senior Secured Loan (Revolver) (5)		n/m (18)	L +7.00%	10/1/2018	10/1/2024	—	(13)	—	—
						15,260	15,017	15,260	7.5
Intouch Midco Inc. (15) (22)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		4.85%	L +4.75%	12/20/2019	8/24/2025	2,909	2,872	2,865	1.4

Ivanti Software, Inc. (14) (15)	Software Publishers
Senior Secured Loan		5.00%	L +4.25%	3/26/2021	12/1/2027	2,985	2,996	2,993	1.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		6.50%	L +5.50%	1/14/2021	11/15/2025	$5,736	$5,529	$5,550	2.7%

KNS Acquisition Corp. (14) (15)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		7.00%	L +6.25%	4/16/2021	4/21/2027	6,956	6,913	6,870	3.4

Kreg LLC (15)	Other Ambulatory Health Care Services
Senior Secured Loan		7.25%	L +6.25%	12/20/2021	12/20/2026	20,500	20,347	20,347	10.0
Senior Secured Loan (Revolver) (5)		n/m (18)	L +6.25%	12/20/2021	12/20/2026	—	(17)	(17)	—
						20,500	20,330	20,330	10.0
LogMeIn, Inc. (14) (15)	Data Processing, Hosting, and Related Services
Senior Secured Loan		4.86%	L +4.75%	3/26/2021	8/31/2027	2,979	2,977	2,966	1.5

Magenta Buyer LLC (14) (15)	Software Publishers
Senior Secured Loan		5.75%	L +5.00%	7/28/2021	7/27/2028	4,850	4,836	4,845	2.4

McGraw Hill Global Education Holdings, LLC (14) (15)	All Other Publishers
Senior Secured Loan		4.85%	L +4.75%	4/1/2021	7/28/2028	2,310	2,288	2,303	1.1

Milrose Consultants, LLC (4)	Administrative Management and General Management Consulting Services
Senior Secured Loan (15)		7.50%	L +6.50%	7/16/2019	7/16/2025	22,364	22,364	22,024	10.8
Senior Secured Loan (Revolver)		7.50%	L +6.50%	7/16/2019	7/16/2025	634	626	610	0.3
						22,998	22,990	22,634	11.1
Molded Devices, Inc. (15)	Other Industrial Machinery Manufacturing
Senior Secured Loan		8.25%	Prime + 5.00%	11/1/2021	11/1/2026	8,069	7,991	7,991	3.9
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	Prime + 5.00%	11/1/2021	11/1/2026	—	(7)	(7)	—
Senior Secured Loan (Revolver) (5)		n/m (18)	Prime + 5.00%	11/1/2021	11/1/2026	—	(9)	(9)	—
						8,069	7,975	7,975	3.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Odyssey Logistics and Technology Corporation (14) (15)	Freight Transportation Arrangement
Senior Secured Loan		5.00%	L +4.00%	4/5/2021	10/12/2024	$1,985	$1,960	$1,970	1.0%

One GI LLC (15)	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		7.75%	L +6.75%	12/13/2021	3/13/2022	5,515	5,403	5,403	2.7
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	L +6.75%	12/13/2021	12/13/2023	—	(39)	(39)	—
Senior Secured Loan (Revolver) (5)		n/m (18)	L +6.75%	12/13/2021	12/22/2025	—	(29)	(29)	—
						5,515	5,335	5,335	2.7
Parfums Holding Company, Inc. (14) (15)	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		4.10%	L +4.00%	6/25/2019	6/30/2024	1,534	1,533	1,531	0.8

Peraton Inc. (14) (15)	Management Consulting Services
Senior Secured Loan		4.50%	L +3.75%	4/2/2021	2/1/2028	835	836	837	0.4

Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC (6) (10)	Software Publishers
Senior Secured Loan		4.00%	N/A	3/13/2018	3/12/2023	16,728	14,358	7,027	3.3

PM Acquisition LLC (20)	All Other General Merchandise Stores
Common Equity (499 units) (10) (13)				9/30/2017			499	1,698	0.8

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.00% PIK	L +9.75%	3/23/2018	3/24/2025	5,367	5,344	5,378	2.6

Resource Label Group, LLC (14) (15)	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.00%	L +4.25%	7/2/2021	7/7/2028	694	692	694	0.3
Senior Secured Loan (Delayed Draw)		5.00%	L +4.25%	7/2/2021	7/2/2028	2,743	2,735	2,742	1.3
						3,437	3,427	3,436	1.6
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)				1/17/2018			492	794	0.4

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
RSA Security (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		5.50%	L +4.75%	4/16/2021	4/27/2028	$2,797	$2,782	$2,680	1.3%
Senior Secured Loan		8.50%	L +7.75%	4/16/2021	4/27/2029	4,450	4,392	4,223	2.1
						7,247	7,174	6,903	3.4
RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	L +8.25%	8/31/2021	8/31/2026	4,190	3,964	4,006	2.0
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	L +8.25%	8/31/2021	2/23/2023	—	(18)	(79)	—
Warrants (warrants to purchase up to $600,000 in common stock)				8/31/2021	2/28/2023 (12)	—	200	274	0.1
						4,190	4,146	4,201	2.1
Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (2,248 Series A units)				9/4/2020			51	—	—
Preferred Equity (1,603 Series B units)				9/4/2020			160	12	—
Common Equity (269 units)				9/4/2020			3	—	—
							214	12	—
Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		4.25%	L +3.50%	3/25/2021	4/3/2028	1,840	1,823	1,794	0.9

SourceHOV Tax, Inc. (4)	Other Accounting Services
Senior Secured Loan		7.50%	L +6.50%	3/16/2020	3/16/2025	19,790	19,648	19,935	9.8
Senior Secured Loan (Revolver) (5)		n/m (18)	L +6.50%	5/17/2021	3/17/2025	—	(15)	—	—
						19,790	19,633	19,935	9.8
Southern Technical Institute, LLC (4) (10) (23)	Colleges, Universities, and Professional Schools
Equity Appreciation Right				6/27/2018			—	7,408	3.6

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.) (15)	Child Day Care Services
Senior Secured Loan		8.47%	L +8.25%	7/26/2018	7/30/2026	6,399	6,336	5,916	2.9

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		6.00%	L +5.00%	8/26/2019	8/26/2024	$9,775	$9,723	$9,775	4.8%
Senior Secured Loan		6.00%	L +5.00%	12/31/2020	8/26/2024	1,056	1,048	1,056	0.5
Senior Secured Loan		6.00%	L +5.00%	12/8/2021	8/26/2024	2,660	2,634	2,660	1.3
Senior Secured Loan (Revolver) (5)		n/m (18)	L +5.00%	8/26/2019	8/26/2024	—	(4)	—	—
						13,491	13,401	13,491	6.6
SS Acquisition, LLC (15)	Sports and Recreation Instruction
Senior Secured Loan (8)		7.88%	L +6.88%	12/30/2021	12/30/2026	3,042	3,011	3,011	1.5
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	L +6.88%	12/30/2021	12/30/2026	—	—	—	—
						3,042	3,011	3,011	1.5
Staples, Inc. (14) (15) (22)	Business to Business Electronic Markets
Senior Secured Loan		5.13%	L +5.00%	6/24/2019	4/16/2026	2,930	2,875	2,838	1.4

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		9.00%	L +8.00%	5/15/2018	4/30/2026	9,073	9,071	9,073	4.5

Teneo Global LLC (14) (15)	Management Consulting Services
Senior Secured Loan		6.25%	L +5.25%	9/10/2021	7/11/2025	1,421	1,415	1,427	0.7

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		8.00%	L +7.00%	12/21/2021	12/22/2024	16,333	16,333	16,382	8.0
Senior Secured Loan (Revolver) (5)		n/m (18)	L +7.00%	12/21/2021		—	(46)	14	—
						16,333	16,287	16,396	8.0
Thryv, Inc. (14) (15)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	L +8.50%	2/18/2021	3/1/2026	2,050	2,004	2,085	1.0

Tolemar Acquisition, INC. (15)	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		7.00%	L +6.00%	10/14/2021	10/14/2026	14,889	14,818	14,818	7.3
Senior Secured Loan (Revolver) (5)		7.00%	L +6.00%	10/14/2021	10/14/2026	360	348	348	0.2
						15,249	15,166	15,166	7.5
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		9.25%	L +8.50%	5/13/2021	11/2/2028	4,500	4,630	4,590	2.3

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (151,787 units)				4/16/2013			$9	$17	—%
Warrants (29,374 units)				7/26/2012	3/5/2022 (12)		82	8	—
							91	25	—
West Corporation (14) (15)	All Other Telecommunications
Senior Secured Loan		4.50%	L +3.50%	2/26/2021	10/10/2024	887	874	838	0.4
Senior Secured Loan		5.00%	L +4.00%	7/29/2021	10/10/2024	2,611	2,555	2,485	1.2
						3,498	3,429	3,323	1.6
Yahoo / Verizon Media (14) (15)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		6.25%	L +5.50%	7/21/2021	9/1/2027	3,294	3,249	3,299	1.6

Total Debt and Equity Investments						$350,939	$353,447	$346,366	170.1%

Structured Finance Securities (22)
Subordinated Notes and Mezzanine Debt (9) (16)
Apex Credit CLO 2020 (7)
Subordinated Notes		10.20%		11/16/2020	10/20/2031	$11,080	$9,297	$9,090	4.5%

Apex Credit CLO 2021 Ltd (7)
Subordinated Notes		14.53%		5/28/2021	7/18/2034	8,630	7,797	7,442	3.7

Dryden 53 CLO, LTD. (7)
Subordinated Notes - Income		23.72%		10/26/2020	1/15/2031	2,700	1,611	1,672	0.8
Subordinated Notes		23.69%		10/26/2020	1/15/2031	2,159	1,289	1,337	0.7
						4,859	2,900	3,009	1.5
Dryden 76 CLO, Ltd. (7)
Subordinated Notes		15.73%		9/27/2019	10/20/2032	2,750	2,119	2,374	1.2

Elevation CLO 2017-7, Ltd. (7)
Subordinated Notes		11.96%		2/6/2019	7/15/2030	10,000	6,137	5,357	2.6

Flatiron CLO 18, Ltd. (7)
Subordinated Notes		19.09%		1/2/2019	4/17/2031	9,680	6,942	7,331	3.6

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		24.21%		1/8/2020	7/27/2047	$10,000	$6,370	$7,211	3.5%

Madison Park Funding XXIX, Ltd. (7)
Subordinated Notes		15.88%		12/22/2020	10/18/2047	9,500	6,899	7,001	3.4

Monroe Capital MML CLO X, LTD.
Mezzanine debt - Class E		10.92%	L +8.85%	8/7/2020	8/20/2031	1,000	949	996	0.5

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		17.69%		1/23/2020	10/20/2030	7,000	4,733	4,845	2.4

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine debt - Class E		8.63%	L +7.30%	1/26/2021	1/20/2034	1,000	974	988	0.5

Redding Ridge 4 (7)
Subordinated Notes		18.02		3/4/2021	4/15/2030	1,300	1,104	1,106	0.5

Regatta II Funding
Mezzanine debt - Class DR2		13.42%	L +6.95%	6/5/2020	1/15/2029	800	737	795	0.4

THL Credit Wind River 2019‐3 CLO Ltd. (7)
Subordinated Notes		13.09%		4/5/2019	4/15/2031	7,000	5,710	5,231	2.6

Trinitas CLO VIII (7)
Subordinated Notes		21.34%		3/4/2021	7/20/2117	5,200	3,128	3,229	1.6

Wellfleet CLO 2018-2 (7)
Subordinated Notes		19.74%		3/4/2021	10/20/2031	1,000	655	696	0.3

Total Subordinated Notes and Mezzanine Debt Investments						$90,799	$66,451	$66,701	32.8%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Loan Accumulation Facility (17) (22)
Apex Credit CLO 2021-II Ltd
Loan accumulation facility		13.50%		7/14/2021	7/14/2022	$8,500	$8,500	$8,500	4.2%

Total Structured Finance Securities						$99,299	$74,951	$75,201	37.0%

Total Non-control/Non-affiliate Investments						$450,238	$428,398	$421,567	207.1%

Affiliate Investments
Contract Datascan Holdings, Inc. (4) (10) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK				8/5/2015			$5,849	$2,748	1.3%
Common Equity (11,273 shares)				6/28/2016			104	25	—
							5,953	2,773	1.3
DRS Imaging Services, LLC (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units) (10) (13)				3/8/2018			1,135	1,289	0.6

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00% (11)	N/A	4/17/2015	7/20/2022	7,563	4,696	699	0.3
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						7,563	8,179	699	0.3
Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	65,740	32.3

TalentSmart Holdings, LLC (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares) (10) (13)				10/11/2019			1,595	1,095	0.5

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TRS Services, LLC (4) (10) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			$—	$988	0.5%
Common Equity (3,000,000 units)				12/10/2014			572	—	—
							572	988	0.5

Total Affiliate Investments						$7,563	$17,650	$72,584	35.5%

Control Investment
MTE Holding Corp. (4) (19)	Travel Trailer and Camper Manufacturing
Subordinated Loan (to Mirage Trailers, LLC, a controlled, consolidated subsidiary of MTE Holding Corp.)		11.00% cash / 5.00% PIK	L +15.00%	11/25/2015	4/30/2022	$8,195	$8,195	$8,195	4.0%
Common Equity (554 shares)				11/25/2015			3,069	4,753	2.3
						8,195	11,264	12,948	6.3
Total Control Investment						$8,195	$11,264	$12,948	6.3%

Total Investments						$465,995	$457,312	$507,099	248.9%

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
(4)Investments (or a portion thereof) held by SBIC I LP. These assets are pledged as collateral of the SBA debentures and cannot be pledged under any debt obligation of the Company.
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of December 31, 2021, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)CLO subordinated note positions are entitled to recurring distributions generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.

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
(13)All or a portion of investment held by a wholly owned subsidiary subject to income tax.
(14)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(15)Investments (or a portion thereof) held by OFSCC-FS. These assets are pledged as collateral of the BNP Facility and cannot be pledged under any other debt obligation of the Company.
(16)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments.
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
OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. In addition, OFS Advisor serves as the investment adviser for HPCI, a non-traded BDC with an investment strategy and objective similar to that of the Company. OFS Advisor also serves as the investment adviser for OCCI, a non-diversified, externally managed, closed-end management investment company that is registered as an investment company under the 1940 Act and that primarily invests in Structured Finance Securities. Additionally, OFS Advisor serves as the collateral manager to CLOs, adviser to separately-managed accounts and sub-advisor to investment companies managed by an affiliate.
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
OFSCC-FS, an indirect wholly owned and consolidated subsidiary of the Company, is a special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments. OFSCC-FS has debt financing through its BNP Facility, which provides OFSCC-FS with borrowing capacity of up to $150,000, subject to a borrowing base and other covenants.
OFSCC-MB is a wholly owned and consolidated subsidiary taxed under subchapter C of the Code that generally holds the Company’s equity investments in portfolio companies that are taxed as pass-through entities.
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
Intangible asset: On December 4, 2013, in connection with the SBIC Acquisition, the Company recorded an intangible asset of $2,500 attributable to the SBIC license. The Company amortizes this intangible asset on a straight-line basis over its estimated

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
useful life. During the first quarter of 2022, the Company changed its estimate of the useful life to terminate on March 1, 2024, due to continued early redemptions of SBA debentures.
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
New Accounting Pronouncements and Rule Issuances
In December 2020, the SEC issued a final rule adopting Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Company’s Board may designate a valuation designee to perform fair value determinations. On September 7, 2022, pursuant to Rule 2a-5 the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments. In order for the Board to maintain oversight, OFS Advisor implemented the required reporting elements as prescribed in Rule 2a-5.
In June 2022, the FASB issued Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 amended Topic 820 to, among other things, (i) clarify the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (ii) amend a related illustrative example, and (iii) introduce new disclosure requirements for equity securities subject to contractual sale restrictions. ASU 2022-03 amendments are effective for the Company’s fiscal year ending December 31, 2024, and interim periods within the year. ASU 2022-03 provisions are to be applied prospectively with any adjustments made to earnings on the date of adoption. The Company is currently evaluating the impact, if any, ASU 2022-03 will have on its consolidated financial position or disclosures.
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through September 30, 2022, the Company has not made a Capital Gains Fee payment.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of September 30, 2022 and December 31, 2021, Capital Gains Fees of $-0- and $1,916, respectively, were accrued and are included in the amounts payable to the investment adviser and affiliates as listed on the consolidated statements of assets and liabilities.
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
Equity Ownership: As of September 30, 2022, affiliates of OFS Advisor held approximately 3,019,694 shares of common stock, which is approximately 22.5% of the Company's outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and nine months ended September 30, 2022 and 2021, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Base management fees	$1,986	$1,950	$6,062	$5,660
Incentive fees:
Income Incentive Fee	1,093	—	1,093	809
Capital Gains Fee	—	102	(1,916)	102
Administration fee expense	435	335	1,309	1,342
Distributions paid to affiliates	876	729	2,597	2,005
For the nine months ended September 30, 2022, the negative Capital Gains Fee is due to the reversal of previously accrued Capital Gains Fees from the reduction in net unrealized appreciation on the investment portfolio during the nine months ended September 30, 2022.
Note 4. Investments
As of September 30, 2022, the Company had loans to 57 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value. The Company also had equity investments in 17 portfolio companies and 23 investments in Structured Finance Securities. At September 30, 2022, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$351,257	71.7%	193.0%	$327,289	63.3%	179.7%
Subordinated debt investments	13,890	2.8	7.6	4,274	0.8	2.3
Preferred equity	9,731	2.0	5.3	7,502	1.5	4.1
Common equity, warrants and other(1)	12,750	2.6	7.0	87,679	17.0	48.2
Total Portfolio Company Investments	387,628	79.1	212.9	426,744	82.6	234.3
Structured Finance Securities	102,220	20.9	56.1	89,871	17.4	49.4
Total investments	$489,848	100.0%	269.0%	$516,615	100.0%	283.7%
(1) Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4 — Portfolio Concentration” for additional information.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in US dollars. As of September 30, 2022 and December 31, 2021, the Company's investment portfolio was domiciled as follows:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$378,154	$417,574	$378,823	$428,321
Canada	9,474	9,170	12,038	12,077
Cayman Islands[1]	102,220	89,871	66,451	66,701
Total investments	$489,848	$516,615	$457,312	$507,099
(1) Investments domiciled in the Cayman Islands represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

As of September 30, 2022, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$2,750	0.6%	1.5%	$2,717	0.5%	1.5%
Convention and Trade Show Organizers	160	—	0.1	87	—	—
Hazardous Waste Treatment and Disposal	1,770	0.4	1.0	1,667	0.3	0.9
Landscaping Services	4,615	0.9	2.5	4,416	0.9	2.4
Security Systems Services (except Locksmiths)	5,845	1.2	3.2	5,921	1.1	3.3
Temporary Help Services	8,877	1.8	4.9	8,932	1.7	4.9
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	16,298	3.3	9.0	16,496	3.2	9.1
Construction
Electrical Contractors and Other Wiring Installation Contractors	18,452	3.8	10.1	7,836	1.5	4.3
New Single-Family Housing Construction (except For-Sale Builders)	1,811	0.4	1.0	1,585	0.3	0.9
Plumbing, Heating, and Air-Conditioning Contractors	1,429	0.3	0.8	1,441	0.3	0.8
Water and Sewer Line and Related Structures Construction	2,388	0.5	1.3	2,259	0.4	1.2
Education Services
Colleges, Universities, and Professional Schools	—	—	—	—	—	—
Professional and Management Development Training	1,595	0.3	0.9	847	0.2	0.5
Sports and Recreation Instruction	3,016	0.6	1.7	2,991	0.6	1.6
Health Care and Social Assistance
Child Day Care Services	6,365	1.3	3.5	6,173	1.2	3.4
Home Health Care Services	4,193	0.9	2.3	4,074	0.8	2.2
Medical Laboratories	17	—	—	24	—	—
Offices of Physicians, Mental Health Specialists	13,325	2.7	7.3	13,074	2.5	7.2
Other Ambulatory Health Care Services	19,974	4.1	11.0	18,952	3.7	10.4
Outpatient Mental Health and Substance Abuse Centers	8,035	1.6	4.4	8,151	1.6	4.5
Services for the Elderly and Persons with Disabilities	19,041	3.9	10.5	18,530	3.6	10.2
Information
Cable and Other Subscription Programming	3,773	0.8	2.1	3,282	0.6	1.8
Data Processing, Hosting, and Related Services	4,087	0.8	2.2	3,377	0.7	1.9
Directory and Mailing List Publishers	4,112	0.8	2.3	4,073	0.8	2.2
Internet Publishing and Broadcasting and Web Search Portals	3,140	0.6	1.7	2,947	0.6	1.6

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Motion Picture and Video Production	$3,905	0.8%	2.1%	$3,638	0.7%	2.0%
Software Publishers	17,664	3.5	9.7	9,949	1.9	5.5
Television Broadcasting	2,186	0.4	1.2	631	0.1	0.3
Wired Telecommunications Carriers	2,043	0.4	1.1	1,911	0.4	1.0
Management of Companies and Enterprises
Offices of Other Holding Companies	7,358	1.5	4.0	6,744	1.3	3.7
Manufacturing
Bare Printed Circuit Board Manufacturing	1,981	0.4	1.1	1,876	0.4	1.0
Commercial Printing (except Screen and Books)	1,701	0.3	0.9	1,609	0.3	0.9
Current-Carrying Wiring Device Manufacturing	3,337	0.7	1.8	3,505	0.7	1.9
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.3	—	—	—
Fluid Power Pump and Motor Manufacturing	1,934	0.4	1.1	1,874	0.4	1.0
Ice Cream and Frozen Dessert Manufacturing	1,640	0.3	0.9	1,558	0.3	0.9
Motorcycle, Bicycle, and Parts Manufacturing	15,470	3.2	8.5	15,503	3.0	8.5
Other Industrial Machinery Manufacturing	5,419	1.1	3.0	5,051	1.0	2.8
Pharmaceutical Preparation Manufacturing	217	—	0.1	82,264	15.8	45.2
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	1,284	0.2	0.7
Communication Equipment Repair and Maintenance	1,754	0.4	1.0	1,518	0.3	0.8
Other Automotive Mechanical and Electrical Repair and Maintenance	1,081	0.2	0.6	1,080	0.2	0.6
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	27,689	5.6	15.2	27,258	5.3	15.0
Advertising Agencies	2,260	0.5	1.2	2,057	0.4	1.1
All Other Professional, Scientific, and Technical Services	882	0.2	0.5	863	0.2	0.5
Computer Systems Design Services	1,957	0.4	1.1	1,957	0.4	1.1
Other Computer Related Services	14,946	3.1	8.2	15,260	3.0	8.4
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.1	0.4	29	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	4,687	1.0	2.6	4,669	0.9	2.6
Office Machinery and Equipment Rental and Leasing	6,183	1.3	3.4	6,616	1.3	3.6
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	1,462	0.3	0.8	1,370	0.3	0.8

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Electronics and Appliance Stores	$8,127	1.7%	4.5%	$8,021	1.6%	4.4%
Electronic Shopping and Mail-Order Houses	6,789	1.4	3.7	6,403	1.2	3.5
Shoe store	9,923	2.0	5.4	4,117	0.8	2.3
Supermarkets and Other Grocery (except Convenience) Stores	5,648	1.2	3.1	5,648	1.1	3.1
All Other General Merchandise Stores	499	0.1	0.3	1,058	0.2	0.6
Transportation and Warehousing
Transportation and Warehousing	5,025	1.0	2.8	4,940	1.0	2.7
Wholesale Trade
Business to Business Electronic Markets	2,862	0.6	1.6	2,564	0.5	1.4
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	11,160	2.3	6.1	9,430	1.8	5.2
Drugs and Druggists' Sundries Merchant Wholesalers	5,303	1.1	2.9	4,851	0.9	2.7
Industrial Machinery and Equipment Merchant Wholesalers	9,071	1.9	5.0	8,969	1.7	4.9
Motor Vehicle Parts (Used) Merchant Wholesalers	27,795	5.7	15.1	28,143	5.4	15.4
Other Miscellaneous Nondurable Goods Merchant Wholesalers	2,668	0.5	1.5	2,517	0.5	1.4
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,163	1.7	4.5	157	—	0.1
Total Portfolio Company Investments	$387,628	79.1%	212.9%	$426,744	82.6%	234.3%
Structured Finance Securities	102,220	20.9	56.1	89,871	17.4	49.4
Total investments	$489,848	100.0%	269.0%	$516,615	100.0%	283.7%
As of December 31, 2021, the Company had loans to 58 portfolio companies, of which 95% were senior secured loans and 5% were subordinated loans, at fair value. The Company also had equity investments in 17 portfolio companies and 17 investments in Structured Finance Securities. At December 31, 2021, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$336,132	73.3%	165.0%	$326,704	64.9%	160.4%
Subordinated debt investments	22,071	4.8	10.8	17,943	3.5	8.8
Preferred equity	9,552	2.1	4.7	3,765	0.7	1.8
Common equity, warrants and other	14,606	3.2	7.2	83,486	16.5	41.0
Total debt and equity investments	$382,361	83.4%	187.7%	$431,898	85.6%	212.0%
Structured Finance Securities	74,951	16.6	36.8	75,201	14.4	36.9
Total	$457,312	100.0%	224.5%	$507,099	100.0%	248.9%

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of December 31, 2021, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$12	—%	—%
Hazardous Waste Treatment and Disposal	1,833	0.4	0.9	1,837	0.4	0.9
Landscaping Services	4,630	1.0	2.3	4,590	0.9	2.3
Security Systems Services (except Locksmiths)	4,827	1.1	2.4	4,887	1.0	2.4
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	16,287	3.6	8.0	16,396	3.2	8.0
Construction
Electrical Contractors and Other Wiring Installation Contractors	18,132	4.0	8.9	11,632	2.3	5.7
New Single-Family Housing Construction (except For-Sale Builders)	1,823	0.4	0.9	1,794	0.4	0.9
Plumbing, Heating, and Air-Conditioning Contractors	5,344	1.2	2.6	5,378	1.1	2.6
Water and Sewer Line and Related Structures Construction	627	0.1	0.3	628	0.1	0.3
Education Services
Colleges, Universities, and Professional Schools	—	—	—	7,408	1.5	3.6
Professional and Management Development Training	1,595	0.3	0.8	1,095	0.2	0.5
Sports and Recreation Instruction	3,011	0.7	1.5	3,011	0.6	1.5
Health Care and Social Assistance
Child Day Care Services	6,336	1.4	3.1	5,916	1.2	2.9
Home Health Care Services	4,182	0.9	2.1	4,250	0.8	2.1
Medical Laboratories	92	—	—	25	—	—
Offices of Physicians, Mental Health Specialists	13,402	2.9	6.6	13,491	2.7	6.6
Other Ambulatory Health Care Services	20,331	4.4	10.0	20,331	4.0	10.0
Outpatient Mental Health and Substance Abuse Centers	4,770	1.0	2.3	5,231	1.0	2.6
Services for the Elderly and Persons with Disabilities	6,416	1.4	3.1	6,416	1.3	3.1
Information
All Other Publishers	2,288	0.5	1.1	2,303	0.5	1.1
All Other Telecommunications	3,429	0.7	1.7	3,323	0.7	1.6
Cable and Other Subscription Programming	3,801	0.8	1.9	3,810	0.8	1.9
Data Processing, Hosting, and Related Services	4,112	0.9	2.0	4,255	0.8	2.1
Directory and Mailing List Publishers	2,004	0.4	1.0	2,085	0.4	1.0
Internet Publishing and Broadcasting and Web Search Portals	3,249	0.7	1.6	3,299	0.7	1.6
Motion Picture and Video Production	3,929	0.9	1.9	3,970	0.8	1.9
Software Publishers	24,948	5.5	12.2	17,929	3.5	8.8
Television Broadcasting	1,957	0.4	1.0	918	0.2	0.5
Wired Telecommunications Carriers	4,388	1.0	2.2	4,405	0.9	2.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Management of Companies and Enterprises
Offices of Other Holding Companies	$5,336	1.2%	2.6%	$5,336	1.1%	2.6%
Manufacturing
Bare Printed Circuit Board Manufacturing	1,985	0.4	1.0	1,977	0.4	1.0
Commercial Printing (except Screen and Books)	3,427	0.7	1.7	3,436	0.7	1.7
Current-Carrying Wiring Device Manufacturing	2,653	0.6	1.3	2,954	0.6	1.4
Motorcycle, Bicycle, and Parts Manufacturing	15,166	3.3	7.4	15,166	3.0	7.4
Metal Can Manufacturing	2,143	0.5	1.1	2,167	0.4	1.1
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.2	80	—	—
Other Industrial Machinery Manufacturing	12,121	2.7	5.9	12,176	2.4	6.0
Pharmaceutical Preparation Manufacturing	217	—	0.1	65,740	13.0	32.3
Small Electrical Appliance Manufacturing	4,997	1.1	2.5	4,997	1.0	2.5
Travel Trailer and Camper Manufacturing	11,264	2.5	5.5	12,948	2.6	6.4
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	988	0.2	0.5
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	22,990	5.0	11.3	22,634	4.5	11.1
All Other Professional, Scientific, and Technical Services	2,872	0.6	1.4	2,865	0.6	1.4
Management Consulting Services	2,251	0.5	1.1	2,264	0.4	1.1
Other Accounting Services	19,631	4.3	9.6	19,927	3.9	9.8
Other Computer Related Services	15,017	3.3	7.4	15,260	3.0	7.5
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.3	29	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	2,972	0.6	1.5	2,972	0.6	1.5
Office Machinery and Equipment Rental and Leasing	5,952	1.3	2.9	2,774	0.5	1.4
Retail Trade
Automotive Parts and Accessories Stores	2,688	0.6	1.3	2,704	0.5	1.3
Cosmetics, Beauty Supplies, and Perfume Stores	1,533	0.3	0.8	1,531	0.3	0.8
Electronic Shopping and Mail-Order Houses	6,913	1.5	3.4	6,870	1.4	3.4
Shoe Store	9,893	2.2	4.9	9,342	1.8	4.6
Sporting Goods Stores	1,958	0.4	1.0	1,972	0.4	1.0
All Other General Merchandise Stores	499	0.1	0.2	1,698	0.3	0.8
Transportation and Warehousing
Freight Transportation Arrangement	1,960	0.4	1.0	1,970	0.4	1.0
Scheduled Passenger Air Transportation	360	0.1	0.2	377	0.1	0.2

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Wholesale Trade
Business to Business Electronic Markets	$2,875	0.6%	1.4%	$2,838	0.6%	1.4%
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	7,173	1.6	3.5	6,903	1.4	3.4
Drugs and Druggists' Sundries Merchant Wholesalers	5,529	1.2	2.7	5,550	1.1	2.7
Industrial Machinery and Equipment Merchant Wholesalers	9,071	2.0	4.5	9,073	1.8	4.5
Motor Vehicle Parts (Used) Merchant Wholesalers	23,005	5.0	11.3	23,052	4.5	11.3
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,179	1.8	3.9	699	0.1	0.2
Total debt and equity investments	$382,361	83.4%	187.7%	$431,898	85.6%	212.0%
Structured Finance Securities	74,951	16.6	36.8	75,201	14.4	36.9
Total investments	$457,312	100.0%	224.5%	$507,099	100.0%	248.9%
Non-Accrual Loans: Management reviews all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected, for placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $34,666 and $12,179, respectively, at September 30, 2022, and $19,054 and $7,726, respectively, at December 31, 2021.
Portfolio Concentration: The Company’s common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 15.9% and 45.2% of its total portfolio at fair value and its total net assets, respectively, as of September 30, 2022. Due to continued strong operating performance, the fair value of the Company’s investment in the common equity of Pfanstiehl Holdings, Inc. has increased by $16,524, to $82,264, during the nine months ended September 30, 2022.

Note 5. Fair Value of Financial Instruments
The Company’s investments are carried at fair value and determined in accordance with a documented valuation policy that is applied in a consistent manner. On September 7, 2022, pursuant to Rule 2a-5 the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments. In order for the Board to maintain oversight, OFS Advisor implemented the required reporting elements as prescribed in Rule 2a-5.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 loans for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Transfers from Level 2 to Level 3	$—	$—	$3,252	$—
Transfers from Level 3 to Level 2	6,403	2,296	6,403	858
Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from the continuing COVID-19 pandemic, the ongoing war between Russia and Ukraine, rising interest and inflation rates, the risk of recession and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments.
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021:

Security	Level 1	Level 2	Level 3	Fair Value at September 30, 2022
Debt investments	$—	$46,490	$285,073	$331,563
Equity investments	—	—	95,181	95,181
Structured Finance Securities	—	—	89,871	89,871
	$—	$46,490	$470,125	$516,615

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Debt investments	$—	$65,591	$279,056	$344,647
Equity investments	—	—	87,251	87,251
Structured Finance Securities	—	—	75,201	75,201
	$—	$65,591	$441,508	$507,099

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of September 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at September 30, 2022	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$253,357	Discounted cash flow	Discount rates	10.44% - 17.69% (12.55%)
Senior secured	7,836	Market approach	EBITDA multiples	9.9x - 9.9x (9.9x)
Senior secured	7,215	Market approach	Revenue multiples	0.70x - 0.70x (0.70x)
Senior secured	12,391	Market approach	Transaction Price
Subordinated	4,274	Market approach	EBITDA multiples	5.81x - 5.81x (5.81x)

Structured Finance Securities:
Subordinated notes(1)	46,219	Discounted cash flow	Discount rates	21.00% - 37.00% (25.34%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Subordinated notes	126	Market approach	Net asset value liquidation(2)
Subordinated notes	8,980	Market approach	Transaction Price
Mezzanine debt	23,075	Discounted cash flow	Discount margin	8.60% - 11.60% (9.02%)
			Constant default rate next 6 months	0.00% - 3.00% (1.79%)
			Constant default rate after 6 months(3)	2.00% - 3.00% (2.04%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	2,971	Market approach	Transaction Price
Loan Accumulation Facility	8,500	Market approach	Probability weighted NAV analysis

Equity investments:
Preferred equity	6,131	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Preferred equity	1,371	Market approach	Revenue multiples	0.78x - 2.75x 0.91x)
Common equity, warrants and other	87,679	Market approach	EBITDA multiples	0.00x - 11.50x (8.67x)
	$470,125
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
(3) Constant default rates for the period between March 31, 2023 and the assumed optional redemptions of the instruments.

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

Structured Finance Securities:
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2022 and September 30, 2021, respectively:

	Nine Months Ended September 30, 2022
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2021	$261,113	$17,943	$3,765	$83,486	$75,201	$441,508
Net realized loss on investments	(122)	—	(51)	(6)	—	(179)
Net unrealized appreciation (depreciation) on investments	(9,416)	(5,488)	3,558	6,050	(12,600)	(17,896)
Amortization of Net Loan Fees	1,058	6	—	—	186	1,250
Accretion of interest income on Structured Finance Securities	—	—	—	—	7,647	7,647
Capitalized PIK interest and dividends	362	58	230	—	—	650
Amendment fees	(206)	—	—	—	—	(206)
Purchase and origination of portfolio investments	85,066	—	—	1,290	43,198	129,554
Proceeds from principal payments on portfolio investments	(51,060)	(8,245)	—	—	(9,500)	(68,805)
Sale and redemption of portfolio investments	(2,845)	—	—	(3,141)	—	(5,986)
Proceeds from distributions received from portfolio investments	—	—	—	—	(14,261)	(14,261)
Transfers out of Level 3	(6,403)	—	—	—	—	(6,403)
Transfers in to Level 3	3,252	—	—	—	—	3,252
Level 3 assets, September 30, 2022	$280,799	$4,274	$7,502	$87,679	$89,871	$470,125

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2021
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2020	$284,078	$15,067	$11,543	$52,984	$56,425	$420,097
Net realized gain (loss) on investments	(321)	(7,548)	(1,956)	1,427	—	(8,398)
Net unrealized appreciation on investments	3,463	9,750	3,235	23,006	344	39,798
Amortization of Net Loan Fees	1,403	70	—	—	60	1,533
Accretion of interest income on Structured Finance Securities	—	—	—	—	7,315	7,315
Capitalized PIK interest and dividends	849	398	143	—	—	1,390
Amendment fees	(97)	—	—	—	—	(97)
Purchase and origination of portfolio investments	76,727	—	—	200	30,550	107,477
Proceeds from principal payments on portfolio investments	(100,694)	(121)	—	—	(8,600)	(109,415)
Sale and redemption of portfolio investments	(8,863)	(91)	(3,160)	(3,241)	—	(15,355)
Proceeds from distributions received from portfolio investments	—	—	—	—	(9,468)	(9,468)
Transfers out of Level 3	(858)	—	—	—	—	(858)
Level 3 assets, September 30, 2021	$255,687	$17,525	$9,805	$74,376	$76,626	$434,019
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2022 and 2021, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Nine Months Ended September 30,
	2022	2021
Senior secured debt investments	$(8,941)	$2,431
Subordinated debt investments	(5,487)	2,216
Preferred equity	3,507	609
Common equity, warrants and other	7,657	24,612
Structured Finance Securities	(12,553)	356
Net unrealized appreciation (depreciation) on investments held	$(15,817)	$30,224

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
The following table sets forth carrying values and fair values of the Company’s debt as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022		As of December 31, 2021
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$1,500	$1,500	$—	$—
BNP Facility	121,400	121,400	100,000	100,000
Unsecured Notes Due February 2026	122,350	107,381	121,774	123,130
Unsecured Notes Due October 2028	53,754	49,830	53,672	56,430
SBA-guaranteed debentures	50,649	49,423	69,365	73,011
Total debt	$349,653	$329,534	$344,811	$352,571
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$1,500	$1,500
BNP Facility	—	—	121,400	121,400
Unsecured Notes Due February 2026	—	—	107,381	107,381
Unsecured Notes Due October 2028	49,830	—	—	49,830
SBA-guaranteed debentures	—	—	49,423	49,423
Total debt, at fair value	$49,830	$—	$279,704	$329,534

	December 31, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	100,000	100,000
Unsecured Notes Due February 2026	—	—	123,130	123,130
Unsecured Notes Due October 2028	56,430	—	—	56,430
SBA-guaranteed debentures	—	—	73,011	73,011
Total debt, at fair value	$56,430	$—	$296,141	$352,571
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments at current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

Note 6. Commitments and Contingencies
As of September 30, 2022, the Company has outstanding commitments to fund investments totaling $38,265 under various undrawn revolvers and other credit facilities.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion,

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2022.
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
Note 7. Borrowings
SBA Debentures: The SBA debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, SBIC I LP held $168,486 and $195,502 in assets at September 30, 2022 and December 31, 2021, respectively, which accounted for approximately 31% and 34% of the Company’s total consolidated assets, respectively. These assets cannot be pledged under any debt obligation of the Company.
On February 28, 2022, SBIC I LP redeemed $19,000 of SBA debentures that were contractually due March 1, 2025 and September 1, 2025. As of September 30, 2022, SBIC I LP had outstanding debentures totaling $50,920, which bear a fixed interest rate of 2.87% and mature on March 1, 2025.
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$369	$646	$1,184	$2,118
Amortization of debt issuance costs	48	43	140	165
Total interest and debt financing costs	$417	$689	$1,324	$2,283
Cash paid for interest expense	$737	$1,425	$1,739	$2,978
Effective interest rate	3.28%	3.21%	3.21%	3.30%
Average outstanding balance	$50,920	$85,772	$55,026	$92,368
BNP Facility: On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000, subject to a borrowing base and other covenants. On June 24, 2022, OFSCC-FS amended the BNP facility to, among other things: (i) extend the reinvestment period under the BNP Facility for three years from June 20, 2022 to June 20, 2025; (ii) extend the maturity date under the BNP Facility from June 20, 2024 to June 20, 2027; (iii) convert the benchmark interest rate from LIBOR to SOFR; (iv) increase the applicable margin by 0.40% on all classes of loans; and (v) increase the applicable margin floor from 1.925% to 2.65%. OFSCC-FS also pays a non-usage fee depending on the size of the unused portion of the BNP Facility. Fees and legal costs incurred in connection with the BNP Facility are amortized over the life of the facility.
The BNP Facility is collateralized by all the assets held by OFSCC-FS. OFSCC-FS and the Company have each made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of September 30, 2022 and December 31, 2021, OFSCC-FS had outstanding debt of $121,400 and $100,000, respectively. As of September 30, 2022, the unused commitment under the BNP Facility was $28,600.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$1,671	$325	$3,295	$1,105
Amortization of debt issuance costs	95	159	231	271
Total interest and debt financing costs	$1,766	$484	$3,526	$1,376
Cash paid for interest expense	$1,520	$376	$2,906	$1,133
Effective interest rate	5.20%	6.44%	3.74%	5.60%
Average outstanding balance	$135,680	$30,074	$125,574	$32,782
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
As of September 30, 2022 and December 31, 2021, the Company had $1,500 and $-0-, respectively, of outstanding debt under the PWB Credit Facility. As of September 30, 2022, the unused commitment under the PWB Credit Facility was $33,500.
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense(1)	$49	$10	$96	$62
Cash paid for interest expense	$49	$16	$95	$62
Effective interest rate(2)	5.89%	5.20%	5.19%	5.31%
Average outstanding balance	$1,391	$16	$719	$747
(1) Stated interest expense includes unused fees.
(2) Unused fees were excluded from the calculation.
Unsecured Notes: As of September 30, 2022 and December 31, 2021, the Company had the following Unsecured Notes outstanding:
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all current and future unsecured indebtedness of the Company. Because the Unsecured Notes are not secured by any of the Company’s assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility.
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
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$2,165	$2,702	$6,495	$8,576
Amortization of debt issuance costs	260	348	783	1,002
Total interest and debt financing costs	$2,425	$3,050	$7,278	$9,578
Cash paid for interest expense	$3,649	$4,028	$8,002	$8,938
Effective interest rate	5.39%	5.97%	5.39%	6.08%
Average outstanding balance	$180,000	$204,325	$180,000	$210,082
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of September 30, 2022:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
PWB Credit Facility	$1,500	$—	$1,500	$—	$—
Unsecured Notes	180,000	—	—	125,000	55,000
SBA Debentures	50,920	—	50,920	—	—
BNP Facility	121,400	—	—	121,400	—
Total	$353,820	$—	$52,420	$246,400	$55,000
For the three and nine months ended September 30, 2022 and 2021, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average dollar borrowings	$367,992	$320,187	$361,319	$335,979
Weighted average effective interest rate	5.06%	5.30%	4.51%	5.29%

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Per share operating performance:
Net asset value per share at beginning of period	$14.57	$13.42	$15.18	$11.85
Net investment income(4)	0.33	0.24	1.01	0.67
Net realized gain (loss) on investments, net of taxes(4)	(0.04)	0.24	(0.04)	(0.56)
Net unrealized appreciation (depreciation) on investments, net of taxes(4)	(1.00)	0.52	(1.71)	3.05
Loss on extinguishment of debt(4)	—	(0.02)	(0.01)	(0.19)
Total income (loss) from operations	(0.71)	0.98	(0.75)	2.97
Distributions	(0.29)	(0.24)	(0.86)	(0.66)
Issuance/Repurchase of common stock (8)	0.01	—	0.01	—
Net asset value per share at end of period	$13.58	$14.16	$13.58	$14.16

Per share market value, end of period	$8.22	$10.36	$8.22	$10.36
Total return based on market value(1)(7)	(14.2)%	6.4%	(17.9)%	55.0%
Total return based on net asset value(2)(7)	(3.5)%	8.0%	(2.6)%	27.8%
Shares outstanding at end of period	13,406,971	13,418,973	13,406,971	13,418,973
Weighted average shares outstanding	13,428,410	13,415,276	13,425,466	13,412,125
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(3)	$188,893	$184,985	$197,479	$172,349
Net asset value at end of period	$182,074	$189,977	$182,074	$189,977
Net investment income	$4,372	$3,235	$13,625	$9,020
Ratio of total expenses to average net assets(5)	19.0%	15.9%	14.3%	18.2%
Ratio of total expenses and loss on extinguishment of debt to average net assets(5)	19.0%	16.0%	14.3%	19.6%
Ratio of net investment income to average net assets(5)	9.3%	7.0%	9.2%	7.0%
Ratio of loss on extinguishment of debt to average net assets(7)	—%	0.1%	0.1%	1.5%
Portfolio turnover(6)	4.2%	6.9%	22.7%	31.8%
(1)Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s DRIP for the respective distributions.
(2)Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at prices based on the Company’s DRIP for the respective distributions.
(3)Based on the average of the net asset value at the beginning and end of the indicated period and if applicable the preceding calendar quarters.
(4)Calculated on the average share method.
(5)Annualized.
(6)Portfolio turnover rate is calculated using the lesser of period-to-date sales, Structured Finance Security distributions and principal payments or period-to-date purchases over the average of the invested assets at fair value.
(7)Not annualized.
(8)Common stock issued through the DRIP and repurchased through the Stock Repurchase Program.

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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may be affected by SBIC I LP’s distributions to the Company, which are governed by SBA regulations and may require the prior approval of the SBA. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. Net assets of SBIC I LP were $117,630, and consolidated cash at September 30, 2022 includes $6,201 held by SBIC I LP. Net Assets of OFSCC-FS were $69,886, and consolidated cash at September 30, 2022 includes $3,727 held by OFSCC-FS.
The following table summarizes distributions declared and paid for the nine months ended September 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine Months Ended September 30, 2021
March 2, 2021	March 24, 2021	March 31, 2021	$0.20	$2,655	3,103	$27
May 11, 2021	June 23, 2021	June 30, 2021	0.22	2,918	3,273	33
August 3, 2021	September 23, 2021	September 30, 2021	0.24	3,181	3,738	39
			$0.66	$8,754	10,114	$99
Nine Months Ended September 30, 2022
March 1, 2022	March 24, 2022	March 31, 2022	$0.28	$3,719	3,016	$39
May 3, 2022	June 23, 2022	June 30, 2022	0.29	3,850	4,348	43
August 2, 2022	September 23, 2022	September 30, 2022	0.29	3,849	5,529	46
			$0.86	$11,418	12,893	$128
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
The following table summarizes shares of common stock repurchased under the Stock Repurchase Program during the nine months ended September 30, 2022 and 2021, respectively.

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share	Weighted average discount to NAV prior to repurchases
Nine Months Ended September 30, 2021
January 1, 2021 through March 31, 2021	700	$5	$6.70	43.3%
April 1, 2021 through June 30, 2021	—	—	—	n/a
July 1, 2021 through September 30, 2021	—	—	—	n/a

Nine Months Ended September 30, 2022
January 1, 2022 through March 31, 2022	—	$—	$—	n/a
April 1, 2022 through June 30, 2022	—	—	—	n/a
July 1, 2022 through September 30, 2022	28,335	231	8.14	44.2%

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Nine Month Period Ended September 30, 2022
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2021, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2022, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$—	$141	$—	$6	$147	$8,195	$35	$(8,230)	$—
	Common Equity	278	(1,684)	—	45	—	45	4,753	—	(4,753)	—
		278	(1,684)	141	45	6	192	12,948	35	(12,983)	—

Total Control Investment		278	(1,684)	141	45	6	192	12,948	35	(12,983)	—
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity	—	3,140	—	230	—	230	2,748	3,370	—	6,118
	Common Equity (6)	—	473	—	—	—	—	25	473	—	498
		—	3,613	—	230	—	230	2,773	3,843	—	6,616

DRS Imaging Services, LLC	Common Equity (6)	—	24	—	—	—	—	1,289	24	—	1,313

Master Cutlery, LLC	Subordinated Loan (6)	—	(526)	—	—	—	—	699	—	(542)	157
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(526)	—	—	—	—	699	—	(542)	157

Pfanstiehl Holdings, Inc	Common Equity	—	16,524	—	—	—	—	65,740	16,524	—	82,264

TalentSmart Holdings, LLC	Common Equity (6)	—	(248)	—	—	—	—	1,095	—	(248)	847

TRS Services, Inc.	Preferred Equity	—	296	—	5	—	5	988	296	—	1,284
	Common Equity	—	—	—	49	—	49	—		—	—
		—	296	—	54	—	54	988	296	—	1,284

Total Affiliate Investments		—	19,683	—	284	—	284	72,584	20,687	(790)	92,481
Total Control and Affiliate Investments		$278	$17,999	$141	$329	$6	$476	$85,532	$20,722	$(13,773)	$92,481

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
(1)Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in income for the nine months ended September 30, 2022, during which an investment was included in the Control Investment or Affiliate Investment categories.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
On November 1, 2022, the Board declared a distribution of $0.30 per share for the fourth quarter of 2022, payable on December 30, 2022 to stockholders of record as of December 23, 2022.

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
Overview
Key performance metrics are presented below:

	September 30, 2022	June 30, 2022
Net asset value per common share	$13.58	$14.57

	Three Months Ended
	September 30, 2022	June 30, 2022
Net investment income per common share	$0.33	$0.47
Net decrease in net assets resulting from operations per common share	(0.71)	(0.66)
Distributions paid per common share	0.29	0.29

Adjusted NII Per Common Share(1) — Non-GAAP
Net investment income per common share	$0.33	$0.47
Capital gain incentive fee accrual per common share	—	(0.23)
Adjusted NII per common share — Non-GAAP	$0.33	$0.24
(1) Adjusted NII is a financial measure calculated and presented on a basis other than in accordance with GAAP. For additional information regarding Adjusted NII, see “Results of Operations—Non-GAAP Financial Measure—Adjusted Net Investment Income”.
Our NAV per common share decreased 6.8% from $14.57 at June 30, 2022 to $13.58 at September 30, 2022, primarily due to net losses on our investment portfolio of $13.9 million, or $1.04 per common share. For the quarter ended September 30, 2022, net losses were primarily related to unrealized depreciation of $13.5 million on our debt and equity investments and realized losses of $0.9 million on some of our loan investments.
For the quarter ended September 30, 2022, total investment income increased $2.9 million to $13.4 million, primarily due to increases in interest and fee income of $2.2 million and $0.5 million, respectively. Total interest income increased $2.2 million compared to the prior quarter, primarily related to an increase in our portfolio’s weighted-average performing income yield to 11.6% from 9.1% in the prior quarter. The increase in our weighted-average performing yield was primarily due to rising interest rates, as 94% of our loan portfolio at fair value consisted of floating rate loans. For the quarter ended September 30, 2022, we recognized prepayment fees and accelerated Net Loan Fees of $0.3 million and $0.2 million, respectively, related to portfolio prepayments.
For the quarter ended September 30, 2022, our weighted-average debt interest costs increased to 5.1% compared to 4.3% for the quarter ended June 30, 2022, primarily due to an increase in the cost of debt on our BNP Facility resulting from SOFR rate increases. As of September 30, 2022, approximately 99% of our outstanding debt matures in 2025 and beyond, 63% of our outstanding debt has a fixed interest rate and 49% of our outstanding debt is unsecured.
As of September 30, 2022, our loan portfolio was comprised of 94% floating rate loans at fair value, and 99% senior secured loans at fair value. During the quarter ended September 30, 2022, we funded $22.3 million in loans.
During the quarter ended September 30, 2022, we recognized unrealized depreciation of $13.5 million on our debt and equity investments, which includes unrealized depreciation of $7.2 million on one portfolio company equity investment in the post-secondary, for-profit education sector. This equity investment became significantly impaired during the quarter ended September 30, 2022 due to an unexpected decision by the U.S. Department of Education impacting a significant source of revenue for the company. This is our only investment in the post-secondary, for-profit education sector. As of September 30, 2022, the value of our equity appreciation right in this portfolio company investment is $-0-. During the quarter ended September 30, 2022, we also recorded unrealized depreciation of $5.2 million on two non-accrual loan investments.

During the quarter ended September 30, 2022, no new loans were placed on non-accrual status. As of September 30, 2022, our loan portfolio had four non-accrual loans with an aggregate fair value of $12.2 million, or 2.4% of our total investments at fair value. Subsequent to September 30, 2022, we restructured our investments in one non-accrual portfolio company that resulted in it becoming a control investment.
At September 30, 2022, our asset coverage ratio of 160% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of September 30, 2022, we had an unused commitment of $33.5 million under our PWB Credit Facility, as well as an unused commitment of $28.6 million under our BNP Facility, each of which are subject to a borrowing base and other covenants. Based on our portfolio's fair value and our equity capital at September 30, 2022, we could access all unused commitments under our credit facilities and remain in compliance with our asset coverage requirements. As of September 30, 2022, we had unfunded commitments of $38.3 million to 15 portfolio companies.
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
On November 1, 2022, the Board declared a distribution of $0.30 per share for the fourth quarter of 2022, payable on December 30, 2022 to stockholders of record as of December 23, 2022.
Our financial condition, including the fair value of our portfolio investments, and results of operations may be materially impacted after September 30, 2022 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the continuing COVID-19 pandemic, the ongoing war between Russia and Ukraine, rising interest rates, inflationary pressures, the risk of recession, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments.
We are also subject to financial risks, including changes in market interest rates. As of September 30, 2022, approximately $312.2 million (aggregate fair value), or 94%, of our debt investments bore interest at variable rates, of which 69% are LIBOR-based. We have prepared and planned for the transition away from LIBOR by incorporating alternate reference rates to be used in our credit agreements and making other preparations, and believe the impact of the transition will be minimal. However, it is not possible to predict the effect of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. Additionally, as of September 30, 2022, the U.S. Federal Reserve approved five interest rate increases in 2022 and has signaled that additional increases may be likely to combat inflation.
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
Fair value estimates. In December 2020, the SEC issued a final rule adopting Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, our Board may designate a valuation designee to perform fair value determinations. On September 7, 2022, pursuant to Rule 2a-5 the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments. In order for the Board to maintain oversight, OFS Advisor implemented the required reporting elements as prescribed in Rule 2a-5.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at September 30, 2022 (dollar amounts in thousands):

Investment Type	Fair Value at September 30, 2022	Range of Fair Value
		Low-end	High-end
Debt investments:
Senior secured	$327,289	$322,675	$332,509
Subordinated	4,274	3,577	4,972

Structured Finance Securities:
Subordinated notes	55,325	53,080	57,570
Mezzanine debt	26,046	25,751	26,343
Loan accumulation facilities	8,500	8,500	8,500

Equity investments:
Preferred equity	7,502	6,844	8,117
Common equity, warrants and other	87,679	81,918	93,421
	$516,615	$502,345	$531,432
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
In addition, we may file an application for an amendment to our existing Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio companies, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted.
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
Portfolio Composition and Investment Activity
Portfolio Composition
As of September 30, 2022, the fair value of our debt investment portfolio totaled $331.6 million in 57 portfolio companies, of which 99% and 1% were senior secured loans and subordinated loans, respectively. As of September 30, 2022, we had equity investments in 17 portfolio companies with a fair value of approximately $95.2 million. We also have 23 investments in Structured Finance Securities with a fair value of $89.9 million. We had unfunded commitments of $38.3 million to 15 portfolio companies at September 30, 2022. Set forth in the tables and charts below is selected information with respect to our portfolio as of September 30, 2022 and December 31, 2021.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$196,789	$169,670	$157,190	$150,254
SBIC I LP	97,068	161,584	125,584	183,524
OFSCC-FS	192,609	182,708	171,101	170,132
OFSCC-MB	3,382	2,653	3,437	3,189
Total investments	$489,848	$516,615	$457,312	$507,099

The following table presents our ten largest debt and equity investments by portfolio company based on fair value as of September 30, 2022 (dollar amounts in thousands):

	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
Pfanstiehl Holdings, Inc.	$217	$82,264	15.9%
All Star Auto Lights, Inc.	22,900	23,155	4.5%
Milrose Consultants, LLC	27,687	27,258	5.3%
Kreg LLC	19,974	18,952	3.7%
Tolemar Acquisition, Inc.	15,470	15,503	3.0%
The Escape Game, LLC	16,298	16,496	3.2%
Inergex Holdings, LLC	14,946	15,260	3.0%
SSJA Bariatric Management, LLC	13,325	13,074	2.5%
Boca Home Care Holdings, Inc.	10,803	10,503	2.0%
STS Operating, Inc.	9,071	8,969	1.5%
Total	$150,691	$231,434	44.6%
As of September 30, 2022 and December 31, 2021, approximately 4.5% and 12.9% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
Portfolio Yields
The following table presents weighted-average yields metrics for our portfolio as of September 30, 2022 and June 30, 2022:

	For the Three Months Ended
	September 30, 2022	June 30, 2022
Weighted-average performing current yield(1):
Debt investments	10.0%	7.4%
Structured Finance Securities	15.0%	13.1%
Interest-bearing investments	11.1%	8.6%

Weighted-average performing income yield(2):
Debt investments	10.6%	7.9%
Structured Finance Securities	15.2%	13.5%
Interest-bearing investments	11.6%	9.1%

Weighted-average realized yield:
Interest-bearing investments(3)	10.8%	8.6%
Total portfolio(4)	10.3%	8.2%
(1)    Current yield is calculated as (a) the actual amount earned on performing investments, including interest and prepayment fees but excluding amortization of Net Loan Fees, divided by (b) the weighted-average of total performing investments amortized cost.
(2)    Income yield is calculated as (a) the actual amount earned on performing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total performing investments amortized cost.
(3)    Realized yield is computed as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments amortized cost, in each case, including debt investments on non-accrual status and non-income producing Structured Finance Securities.
(4)    Realized yield is computed as (a) the actual amount earned on all investments including interest, dividends and prepayment fees, amortization of Net Loan Fees, and dividends received divided by (b) the weighted-average of total investments amortized cost or cost.

For the quarter ended September 30, 2022, the weighted average realized yield increased primarily due to rising interest rates as 94% of our loan portfolio at fair value consisted of floating rate loans, as well as an increase in prepayment and Net Loan Fees due to portfolio payoffs.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$351,257	$327,289	$336,132	$326,704
Subordinated debt investments	13,890	4,274	22,071	17,943
Preferred equity	9,731	7,502	9,552	3,765
Common equity, warrants and other(1)	12,750	87,679	14,606	83,486
Total Portfolio Company Investments	$387,628	$426,744	$382,361	$431,898
Number of portfolio companies	69	69	70	70
(1)    As of September 30, 2022, other investments represented equity participation right investments with an aggregate cost and fair value of $4.7 million and $-0- million, respectively. As of December 31, 2021, other investments represented equity participation right investments with an aggregate cost and fair value of $4.7 million and $7.4 million, respectively.
At September 30, 2022, 99% and 63% of our loan portfolio and total portfolio, respectively, consisted of senior secured loans, based on fair value. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the continuing COVID-19 pandemic, the ongoing war between Russia and Ukraine, rising interest and inflation rates, the risk of recession and related market volatility.
As of September 30, 2022, the three largest industries of our Portfolio Company Investments by fair value, were (1) Manufacturing (26.5%), (2) Health Care and Social Assistance (16.2%) and (3) Professional, Scientific, and Technical Services (11.1%), totaling approximately 53.8% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
As of September 30, 2022, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 15.9% and 45.2% of our total portfolio at fair value and our total net assets, respectively. Due to increased financial operating results, the fair value of our investment in the common equity of Pfanstiehl Holdings, Inc. has increased by $16.5 million, to $82.3 million, during the nine months ended September 30, 2022. The value of this investment is substantially comprised of unrealized appreciation of $82.0 million. A deterioration in the operating performance of the company or other factors underlying the valuation of this investment could have a material impact on our NAV.

Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$65,673	$55,324	$63,791	$63,922
Mezzanine debt	28,047	26,047	2,660	2,779
Loan accumulation facilities	8,500	8,500	8,500	8,500
Total Structured Finance Securities	$102,220	$89,871	$74,951	$75,201
Investment Activity
The following is a summary of our investment activity for the three and nine months ended September 30, 2022, respectively (dollar amounts in millions):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Investments in new Portfolio Companies	$7.6	$67.4
Investments in existing Portfolio Companies	14.7	34.3
Investments in Structured Finance Securities	—	43.2
Total investment purchases and originations	$22.3	$144.9

Proceeds from principal payments and equity distributions	$23.0	$75.2
Proceeds from investments sold or redeemed	21.4	31.1
Proceeds from distributions received from Structured Finance Securities	3.1	14.3
Total proceeds from principal payments, equity distributions and investments sold	$47.5	$120.6
During the nine months ended September 30, 2022, notable investment purchases included 24 Seven Holdco, LLC ($8.9 million senior secured loan), Atlantis Holding, LLC ($8.1 million senior secured loan), Tony's Finer Foods Enterprises, LLC ($13.5 million senior secured loan) and Boca Home Care Holdings, Inc. ($9.6 million senior secured loan).
During the nine months ended September 30, 2022, notable principal payments included SourceHOV Tax, Inc. ($19.8 million senior secured loan) and Molded Devices, Inc. ($8.1 million senior secured loan).
The following is a summary of our investment activity for the three and nine months ended September 30, 2021, respectively (dollar amounts in millions):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Investments in new Portfolio Companies	$29.7	$92.5
Investments in existing Portfolio Companies	26.4	70.6
Investments in Structured Finance Securities	17.6	30.4
Total investment purchases and originations	$73.7	$193.5

Proceeds from principal payments and equity distributions	$24.3	$125.1
Proceeds from investments sold or redeemed	7.5	17.8
Proceeds from distributions received from Structured Finance Securities	3.1	9.5
Total proceeds from principal payments, equity distributions and investments sold	$34.9	$152.4

Risk Monitoring
We categorize investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 4, 2022. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Securities, by credit risk rating as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	September 30, 2022		December 31, 2021
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	311,609	94.0	324,370	94.2
4 (Special Mention)	12,584	3.8	12,550	3.6
5 (Substandard)	7,215	2.2	7,027	2.0
6 (Doubtful)	157	—	699	0.2
7 (Loss)	—	—	—	—
	$331,565	100.0%	$344,646	100.0%
As of September 30, 2022, our risk ratings remained stable compared to December 31, 2021. During the nine months ended September 30, 2022, a debt investment with an amortized cost and fair value of $9.2 million and $4.1 million, respectively, had a risk rating downgrade from risk category 3 to risk category 4.
Non-Accrual Loans
Management reviews all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected, for placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. During the quarter ended September 30, 2022, no new loans were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $34.7 million and $12.2 million, respectively, at September 30, 2022, and $19.1 million and $7.7 million, respectively, at December 31, 2021.
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
We do not believe that our historical operating performance is necessarily indicative of our future results of operations. We are primarily focused on debt investments in middle-market and larger companies in the United States and, to a lesser extent, equity investments, including warrants and other minority equity securities, and Structured Finance Securities, which differs to some degree from our historical investment concentration in that we now also focus on the debt of larger U.S. companies and Structured Finance Securities. Moreover, as a BDC and a RIC, we are also subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. In addition, SBIC I LP is subject to regulation and oversight by the SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.
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
Comparison of the three months ended September 30, 2022 and June 30, 2022 and comparison of the nine months ended September 30, 2022 and 2021
Consolidated operating results for the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Investment income
Interest income:
Cash interest income	$9,020	$7,283	$23,316	$20,580
PIK interest income	104	49	431	1,243
Net Loan Fee amortization	541	509	1,318	1,752
Accretion of interest income on Structured Finance Securities	2,862	2,503	7,647	7,315
Other interest income	23	1	26	12
Total interest income	12,550	10,345	32,738	30,902
Dividend income:
Preferred equity PIK dividends	230	—	230	143
Cash dividends	49	5	812	169
Total dividend income	279	5	1,042	312
Fee income:
Syndication fees	136	—	393	780
Prepayment and other fees	403	82	573	502
Total fee income	539	82	966	1,282
Total investment income	13,368	10,432	34,746	32,496
Total expenses	8,996	4,184	21,121	23,476
Net investment income	4,372	6,248	13,625	9,020
Net gain (loss) on investments	(13,930)	(15,072)	(23,502)	33,283
Loss on extinguishment of debt	—	—	(144)	(2,523)
Net increase (decrease) in net assets resulting from operations	$(9,558)	$(8,824)	$(10,021)	$39,780
Interest income by debt investment type for the three months ended September 30, 2022 and June 30, 2022 and nine months ended September 30, 2022 and 2021, is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Interest income:
Senior secured debt investments	$8,658	$7,021	$22,099	$20,952
Subordinated debt investments	—	—	441	2,014
Structured Finance Securities	3,892	3,324	10,198	7,936
Total interest income	12,550	10,345	32,738	30,902
Less Net Loan Fees accelerations	(189)	(221)	(450)	(1,011)
Recurring interest income	$12,361	$10,124	$32,288	$29,891
Investment Income
For the quarter ended September 30, 2022, total investment income increased by $2.9 million compared to the quarter ended June 30, 2022 to $13.4 million, primarily due to increases in interest and fee income of $2.2 million and $0.5 million, respectively.

Interest income increased $2.2 million during the three months ended September 30, 2022 compared to the prior quarter, primarily due to an increase in our portfolio’s weighted-average performing income yield to 11.6% for the quarter ended September 30, 2022 from 9.1% in the prior quarter. The weighted-average performing yield increase was primarily due to rising interest rates as 94% of our loan portfolio at fair value consisted of floating rate loans.
Syndication fees, prepayment fees and the acceleration of Net Loan Fees are considered non-recurring and generally result from periodic transactions rather than from holding portfolio investments. Syndication fees, which are recognized when OFS Advisor sources, structures, and arranges the lending group, and for which we are additionally compensated, increased to $0.1 million for the quarter ended September 30, 2022 from $-0- million in the prior quarter. For the quarter ended September 30, 2022, we recognized prepayment fees and accelerated Net Loan Fees of $0.3 million and $0.2 million, respectively, related to portfolio payoffs.
For the nine months ended September 30, 2022, total investment income of $34.7 million increased by $2.3 million compared to the corresponding period in the prior year, due to an increase of interest and dividend income, offset by a decrease in fee income.
Expenses
Operating expenses for the three months ended September 30, 2022 and June 30, 2022 and nine months ended September 30, 2022 and 2021, are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Interest expense	$4,657	$3,943	$12,224	$13,300
Management fee	1,986	2,056	6,062	5,660
Income Incentive Fee	1,093	—	1,093	809
Capital Gains Fee	—	(2,988)	(1,916)	102
Professional fees	396	352	1,155	1,230
Administration fee	435	423	1,309	1,342
Other expenses	429	399	1,194	1,033
Total expenses	$8,996	$4,184	$21,121	$23,476
Comparison of the three months ended September 30, 2022 and June 30, 2022
Interest expense for the quarter ended September 30, 2022 increased $0.7 million compared to the prior quarter, primarily due to the increase in the effective interest rate from 3.2% to 5.2% on our BNP Facility resulting from SOFR rate increases.
Management fee expense for the quarter ended September 30, 2022 decreased $0.1 million compared to the prior quarter, primarily due to the decrease in the investment portfolio’s fair value.
The incentive fees recognized by OFS Advisor for the quarter ended September 30, 2022 increased $4.1 million compared to the prior quarter, primarily due to the reversal of a $3.0 million accrued Capital Gains Fee in the prior quarter. As of March 31, 2022 and December 31, 2021, we had accrued a Capital Gains Fee of $3.0 million and $1.9 million, respectively. During the three months ended June 30, 2022, a full reversal of the previously accrued $3.0 million Capital Gains Fee was recognized as a result of the reduction in net unrealized appreciation on the investment portfolio. As of September 30, 2022, there is no accrued Capital Gains Fee included in the amounts payable to investment adviser and affiliates as listed on the consolidated statements of assets and liabilities.
For the quarter ended September 30, 2022, professional fees, administration fees and other expenses remained stable compared to the prior quarter.
Comparison of the nine months ended September 30, 2022 and 2021
Interest expense for the nine months ended September 30, 2022 decreased $1.1 million compared to the corresponding period in the prior year, primarily due to the decrease in the effective yield from 6.1% to 5.4% on our Unsecured Notes related to the effective refinancing of $98.5 million of Unsecured Notes during 2021.
Management fee expense for the nine months ended September 30, 2022 increased $0.4 million compared to the corresponding period in the prior year, primarily due to an increase in the average portfolio fair value to $532.1 million compared to $479.7 million for the nine months ended September 30, 2021.

The incentive fees recognized by OFS Advisor for the nine months ended September 30, 2022 decreased $1.7 million compared to the corresponding period in the prior year, primarily due to the full reversal of a previously accrued Capital Gains Fee of $1.9 million.
For the nine months ended September 30, 2022, professional fees, administration fees and other expenses remained stable compared to the corresponding period in the prior year.
Net realized and unrealized gain (loss) on investments
Net gain (loss), inclusive of realized and unrealized gains (losses), by investment type for the three months ended September 30, 2022 and June 30, 2022 and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Senior secured debt	$(4,587)	$(9,945)	$(15,729)	$4,338
Subordinated debt	(3,029)	(2,034)	(5,487)	2,216
Preferred equity	1,321	(244)	3,462	1,646
Common equity, warrants and other	(8,190)	6,380	6,466	24,838
Structured Finance Securities	115	(9,266)	(12,600)	344
Income tax benefit on net realized investment gains	413	—	365	—
Deferred tax benefit (expense)	27	35	21	(99)
Total net gain (loss) on investments	$(13,930)	$(15,074)	$(23,502)	$33,283
Net gain (loss) on investments for the three months ended September 30, 2022 and June 30, 2022
Three months ended September 30, 2022
Our portfolio experienced net losses of $13.9 million in the third quarter of 2022, primarily as a result of unrealized depreciation of $13.5 million on our debt and equity investments, which includes unrealized depreciation of $7.2 million on one portfolio company equity investment in the post-secondary, for-profit education sector. This equity investment became significantly impaired during the quarter ended September 30, 2022 due to an unexpected decision by the U.S. Department of Education impacting a significant source of revenue for the company. This is our only investment in the post-secondary, for-profit education sector. As of September 30, 2022, the value of our equity appreciation right in this portfolio company investment is $-0-.
During the quarter ended September 30, 2022, our four non-accrual loans experienced unrealized depreciation of $5.6 million, primarily due to unrealized depreciation of $3.0 million and $2.5 million, respectively, on our debt investments in Eblens Holdings, Inc. and Envocore Holdings, LLC, respectively.
During the quarter ended September 30, 2022, our Structured Finance Securities experienced aggregate unrealized appreciation of $0.1 million.
Three months ended June 30, 2022
Our portfolio experienced net losses of $15.1 million in the second quarter of 2022, primarily as a result of unrealized depreciation of $9.3 million and $5.7 million on our Structured Finance Securities and debt investments, respectively, attributable to widening of liquid credit market spreads. These losses were offset in part by net gains, consisting of unrealized appreciation on our common equity investments primarily attributable to an increase in fair value of $7.8 million on our equity investment in Pfanstiehl Holdings, Inc.
Net gain (loss) on investments for the nine months ended September 30, 2022 and September 30, 2021
Nine months ended September 30, 2022
During the nine months ended September 30, 2022, our portfolio experienced unrealized depreciation of $20.0 million and $12.6 million on our debt investments and Structured Finance Securities, respectively, primarily due to widening of liquid credit market spreads. These net losses were partially offset by unrealized appreciation of $16.5 million on our common equity investment in Pfanstiehl Holdings, Inc.
Nine months ended September 30, 2021
During the nine months ended September 30, 2021, our portfolio experienced net gains of $33.3 million, principally due to a $32.8 million net gain on our debt and equity investments. During the nine months ended September 30, 2021, our common equity investment in Pfanstiehl Holdings, Inc. and our subordinated debt investment in Eblens Holdings, Inc. had unrealized appreciation of $19.4 million and $4.2 million, respectively.
Loss on Extinguishment of Debt
Nine months ended September 30, 2022
During the nine months ended September 30, 2022, we redeemed $19.0 million of SBA debentures and, as a result, we recognized losses on extinguishment of debt of $0.1 million related to the acceleration of unamortized deferred borrowing costs on the redeemed debentures.
Nine months ended September 30, 2021
During the nine months ended September 30, 2021, we redeemed $35.4 million of SBA debentures and redeemed $98.5 million of unsecured notes, and, as a result, we recognized losses on extinguishment of debt of $2.5 million related to the acceleration of unamortized deferred borrowing costs on these instruments.
Non-GAAP Financial Measure – Adjusted Net Investment Income
On a supplemental basis, we disclose adjusted net investment income (“Adjusted NII”) (including on a per share basis), which is a financial measure calculated and presented on basis other than in accordance with GAAP. Adjusted NII represents net investment income, excluding the capital gains incentive fee, in periods in which such expense occurs. GAAP requires recognition of a capital gains incentive fee in our financial statements when aggregate net realized and unrealized capital gains, if any, on a cumulative basis is positive from the date of the election to be a BDC through the reporting date. Such fees are subject to further conditions specified in the Investment Advisory Agreement, principally related to the realization of such net gains, before OFS Advisor is entitled to payment, and such recognized fees are subject to the risk of reversal should unrealized gains diminish to become losses. Management believes that Adjusted NII is a useful indicator of operations exclusive of any net capital gains incentive fee, as net investment income does not include the net gains, realized or unrealized, associated with the capital gains incentive fee.
Management believes Adjusted NII facilitates the analysis of our results of operations and provides greater transparency into the determination of incentive fees. Adjusted NII is not meant as a substitute for net investment income determined in accordance with GAAP and should be considered in the context of the entirety of our reported results of operations, financial position and cash flows determined in accordance with GAAP.
The following table provides a reconciliation from net investment income (the most comparable GAAP measure) to Adjusted NII for the three months ended September 30, 2022 and June 30, 2022 and nine months ended September 30, 2022 and September 30, 2021, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended				Nine Months Ended
	September 30, 2022		June 30, 2022		September 30, 2022		September 30, 2021
	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share
Net investment income	$4,372	$0.33	$6,248	$0.47	$13,625	$1.01	$9,020	$0.67
Capital Gains Fee	—	—	(2,988)	(0.23)	(1,916)	(0.14)	102	0.01
Adjusted NII	$4,372	$0.33	$3,260	$0.24	$11,709	$0.87	$9,122	$0.68
For the three months ended June 30, 2022 and the nine months ended September 30, 2022, there was a reversal of previously accrued Capital Gains Fees due to a reduction in net unrealized appreciation on the investment portfolio.
Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
Liquidity and Capital Resources
At September 30, 2022, we held cash of $13.1 million, which includes $6.2 million held by SBIC I LP, our wholly owned SBIC, and $3.7 million held by OFSCC-FS. Our use of cash held by SBIC I LP may be restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings (“READ”) or regulatory capital of SBIC I LP. During the nine months ended September 30, 2022, the Parent received READ and return of capital distributions from SBIC I LP of $10.0 million and $9.5 million, respectively. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the nine months ended September 30, 2022, the Parent received $7.6 million in cash distributions from OFSCC-FS. As of September 30, 2022, cash available to be distributed from SBIC I LP and OFSCC-FS were $2.3 million and $-0- million, respectively.

At September 30, 2022, we had an unused commitment of $33.5 million under our PWB Credit Facility, as well as an unused commitment of $28.6 million under our BNP Facility, both of which are subject to a borrowing base requirements and other covenants. Based on fair values and equity capital at September 30, 2022, we could access all unused commitments under our credit facilities and remain in compliance with our asset coverage requirements. On April 22, 2022, we amended the PWB Credit Facility to, among other things, increase the maximum amount available from $25.0 million to $35.0 million. On June 24, 2022, we amended the BNP Facility to, among other things: (i) extend the reinvestment period under the BNP Facility for three years from June 20, 2022 to June 20, 2025; and (ii) extend the maturity date under the BNP Facility from June 20, 2024 to June 20, 2027.
The Parent may make unsecured loans to SBIC I LP, of which the aggregate cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of September 30, 2022.
Sources and Uses of Cash
We generate operating cash flows from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments and payment of expenses. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest and PIK dividends, which generally will not be fully realized in cash until we exit the investment, as well as accreted interest income on Structured Finance Securities, which may not coincide with cash distributions from these investments. As discussed in “Item 1.–Financial Statements–Note 3,” we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which may include investment income that we have not received in cash. In addition, we must distribute substantially all of our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving line of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash from net investment income(1)	$8,240	$5,653
Net (purchases and originations)/repayments and sales of portfolio investments(1)	(29,465)	(28,751)
Net cash used in operating activities	(21,225)	(23,098)

Distributions paid to stockholders(2)	(11,418)	(8,754)
Net borrowings under lines of credit	22,900	13,850
Repayment of SBA debentures	(19,000)	(35,350)
Proceeds from unsecured notes offering, net of discounts	—	121,791
Redemption of unsecured notes	—	(98,525)
Other financing activities	(1,253)	(623)
Net cash used in financing activities	(8,771)	(7,611)
Decrease in cash	$(29,996)	$(30,709)
(1)    Net purchases and originations/repayments and sales of portfolio investments includes the purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable from investments purchased as reported in our statements of cash flows, as well as the excess of proceeds from distributions received from Structured Finance Securities over accretion of interest income on Structured Finance Securities. Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows.
(2)    The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year.
Cash from net investment income
Cash from net investment income increased $2.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Net (purchases and originations)/repayments and sales of portfolio investments
During the nine months ended September 30, 2022, net purchases and originations of portfolio investments of $29.5 million were primarily due to $153.7 million of cash we used to purchase portfolio investments, offset by $124.2 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities. During the nine months ended September 30, 2021, net purchases and originations of portfolio investments of $28.8 million were primarily due to $173.8 million of cash we used to purchase portfolio investments, offset by $145.1 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities. See “—Portfolio Composition and Investment Activity–Investment Activity.”
Borrowings
SBA Debentures
SBIC I LP’s SBIC license allowed it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. As of September 30, 2022 and December 31, 2021, SBIC I LP had outstanding debentures of $50.9 million and $69.9 million, respectively.
On a stand-alone basis, SBIC I LP held $168.5 million and $195.5 million in total assets at September 30, 2022 and December 31, 2021, respectively, which accounted for approximately 31% and 34% of the Company’s total consolidated assets, respectively.
    As part of our plans to focus on first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP intends, over time, to pay its outstanding SBA debentures prior to their scheduled maturity dates. Under a plan approved by the SBA, we will only make follow-on investments in current portfolio companies held by SBIC I LP. We believe that investing in more senior loans to larger borrowers is consistent with our view of the private loan market and will reduce our overall leverage on a consolidated basis. During the nine months ended September 30, 2022, SBIC I LP redeemed $19.0 million of SBA debentures that were contractually due March 1, 2025 and September 1, 2025. During the nine months ended September 30, 2022, we recognized a loss on extinguishment of debt of $0.1 million related to the charge-off of unamortized deferred borrowing costs on the redeemed debentures.
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
    As of September 30, 2022, we had $1.5 million outstanding and an unused commitment of $33.5 million under the PWB Credit Facility, subject to a borrowing base and other covenants.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of September 30, 2022, we were in compliance with the applicable covenants under the PWB Credit Facility.

Unsecured Notes
    The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility. As of September 30, 2022, we had $180.0 million in Unsecured Notes.
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
BNP Facility
     On June 20, 2019, OFSCC-FS entered into the BNP Facility, as amended, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $121.4 million was drawn as of September 30, 2022. Borrowings under the BNP Facility bear interest based on SOFR for the relevant interest period, plus an applicable spread (subject to an effective floor of 2.65%). The effective interest rate on the BNP Facility was 5.86% at September 30, 2022. The BNP Facility will mature on the earlier of June 20, 2027 or upon certain other events defined in the credit agreement which may result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. The unused commitment under the BNP Facility was $28.6 million as of September 30, 2022. As of September 30, 2022, we were in compliance with the applicable covenants under the BNP Facility.
    On a stand-alone basis, OFSCC-FS held approximately $192.0 million and $185.1 million in total assets at September 30, 2022 and December 31, 2021, respectively, which accounted for approximately 36% and 33% of our total consolidated assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of September 30, 2022, approximately 79% of our investments were qualifying assets.
BDCs are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities to total senior securities. We received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from the definition of Senior Securities in the statutory asset coverage ratio under the 1940 Act, which limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate the need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective May 3, 2019.
    On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the nine months ended September 30, 2022, we repurchased 28,335 shares of common stock for $0.2 million on the open market under the Stock Repurchase Program. As of September 30, 2022, the approximate dollar value of shares remaining that may be purchased under the program was $9.76 million.
    As of September 30, 2022, the aggregate amount outstanding of the senior securities issued by us was $353.8 million, for which our asset coverage was 160%. The Small Business Administration debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
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
Contractual Obligations and Off-Balance Sheet Arrangements
At September 30, 2022, we had $13.1 million of cash and cash equivalents, as well as $33.5 million and $28.6 million of unfunded commitments under our PWB Credit Facility and BNP Facility, respectively, to meet our short-term contractual obligations. At September 30, 2022, we had $38.3 million in outstanding commitments to fund portfolio investments under various undrawn revolvers and other credit facilities. Long-term contractual obligations, such as our BNP Facility that matures in 2027 and has $121.4 million outstanding at September 30, 2022, can be repaid by selling OFSCC-FS portfolio investments that have a fair value of $182.7 million at September 30, 2022. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future.
At September 30, 2022, we have $50.9 million of outstanding SBA debentures that mature in 2025, which we may repay prior to their maturity dates by using proceeds from investment repayments. At September 30, 2022, the SBIC I LP investment portfolio had a fair value of $161.6 million.
    As of September 30, 2022, we continue to believe our long-dated financing, which includes approximately 99% of our total outstanding debt, and contractually matures in 2025 and beyond, affords us operational flexibility.
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
Recent Developments
On November 1, 2022, our Board declared a distribution of $0.30 per share for the fourth quarter of 2022, payable on December 30, 2022 to stockholders of record as of December 23, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine and the continuing COVID-19 pandemic have introduced significant volatility in the financial markets and global supply chain disruptions and resource shortages, and the effects of this volatility and these disruptions have impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 4, 2022 and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 6, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 5, 2022.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations

—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the nine months ended September 30, 2022 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any further interest rate increases approved by the U.S. Federal Reserve, and rising inflation rates may affect both our cost of funding and the valuation of our investment portfolio. As of September 30, 2022, 94% of our debt investments, at fair value, bore interest at floating interest rates. Historically, the interest rates on our debt investments bearing floating interest rates have been based on a floating LIBOR, but will continue to transition away from LIBOR to SOFR, and typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. At September 30, 2022, we held variable-rate loans with an aggregate principal amount of $327.8 million that bore interest at a variable rate indexed to LIBOR or SOFR, and reset monthly, quarterly, or semi-annually.
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. As of September 30, 2022, our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and SOFR, respectively, with effective interest rates of 6.79% and 5.86%, respectively.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of September 30, 2022. As of September 30, 2022, 1-month and 3-month LIBOR were 3.14% and 3.75%, respectively, and certain loan contracts in our investment portfolio have not reset to the current market rate. Assuming that the interim and unaudited consolidated balance sheet as of September 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$1,875	$(214)	$1,661
50	2,790	(521)	2,269
75	3,704	(828)	2,876
100	4,618	(1,135)	3,483
125	5,532	(1,443)	4,089

Basis point decrease	Interest income	Interest expense	Net change
25	$(683)	$397	$(286)
50	(1,297)	701	(596)
75	(2,006)	1,004	(1002)
100	(2,790)	1,308	(1482)
125	(3,632)	1,611	(2021)
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, resource shortages, geopolitical events and a rise in energy prices, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2022. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 4, 2022, and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “First Quarter 10-Q”), filed on May 6, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 5, 2022 (the “Second Quarter 10-Q”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K, the First Quarter 10-Q and the Second Quarter 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risks described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 4, 2022, the First Quarter 10-Q and the Second Quarter 10-Q. The risks previously disclosed in our Annual Report on Form 10-K, the First Quarter 10-Q and Second Quarter 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and the First Quarter 10-Q and our other reports filed with the SEC.
The valuation process for certain of our portfolio holdings may create a conflict of interest.
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes requirements for good faith determinations of fair value, and addresses both the board’s and the “valuation designee’s” roles and responsibilities relating to fair valuation. On September 7, 2022, pursuant to Rule 2a-5 our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments.
Many of our portfolio investments are made in the form of securities that are not publicly traded. As a result, OFS Advisor will determine the fair value of these securities in good faith, and, as a result, there may be uncertainty as to the value of our portfolio investments. The participation of OFS Advisor’s professionals in our valuation process could result in a conflict of interest since OFS Advisor’s management fee is based, in part, on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
A significant amount of our portfolio investments are recorded at fair value as determined in good faith by OFS Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.
Many of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Pursuant to Rule 2a-5 under the 1940 Act, the Board designated OFS Advisor to be our valuation designee and, as a result, we value these securities at fair value as determined in good faith by OFS Advisor, including to reflect significant events affecting the value of our securities. A majority of our investments are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (ASC Topic 820). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of independent service providers to prepare the valuation of these securities.
The types of factors that OFS Advisor takes into account in determining the fair value of our investments generally include, as appropriate, comparison to third-party yield benchmarks and comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended September 30, 2022, we issued 5,529 shares of common stock to stockholders in connection with our DRIP. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our DRIP was approximately $45,443.
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
During the three months ended September 30, 2022, the Company repurchased 28,335 shares of common stock on the open market under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amounts in thousands except shares and per share amounts):

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
May 22, 2018 through December 31, 2018	300	$3	$10.29	$9,997
January 1, 2019 through December 31, 2019	—	—	—	9,997
January 1, 2020 through December 31, 2020	—	—	—	9,997
January 1, 2021 through December 31, 2021	700	5	6.70	9,992
January 1, 2022 through March 31, 2022	—	—	—	9,992
April 1, 2022 through June 30, 2022	—	—	—	9,992
July 1, 2022 through September 30, 2022	28,335	230	8.14	9,762
Total	29,335	$238	$8.13
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

Dated: November 4, 2022	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer