Form 10-K
period 2022-12-31
OFS Capital Corp
filed 2023-03-03
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒
The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant as of June 30, 2022, was approximately $103.3 million based on $9.92 per share, the last reported sale price of the shares of common stock on the Nasdaq Global Select Market. For the purpose of calculating this amount only, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. On March 1, 2023, there were 13,398,078 shares outstanding of the Registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

Defined Terms
We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Adjusted NII	A financial measure calculated and presented on a basis other than in accordance with GAAP and represents net investment income excluding the capital gains incentive fee
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Advisers Act	Investment Advisers Act of 1940, as amended
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor or by registered investment advisers controlling, controlled by, or under common control with, OFS Advisor
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurements and Disclosures"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility, as amended, that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement, as amended, by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company’s board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for whom OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
OFS	The collective activities and operations of OFSAM Holdings, its direct and indirect subsidiaries, and certain affiliates
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle market loans and Broadly Syndicated Loans, debt and equity positions in CLOs and other structured credit investments

Term	Explanation or Definition
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	A holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle market loans and Broadly Syndicated Loans, debt and equity positions in CLOs and other structured credit investments and OFS CLO Management, LLC and OFS CLO II Management, LLC, each a registered investment adviser focusing primarily on investments in Broadly Syndicated Loans
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
PWB Credit Facility	A senior secured revolving credit facility, as amended, with Pacific Western Bank, as lender, that provides for borrowings to the Company in an aggregate principal amount up to $25,000,000
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC Acquisition	The Company's acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC Act	Small Business Investment Act of 1958, as amended
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SBIC I GP	OFS SBIC I GP, LLC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Staffing Agreement	Staffing and Corporate Services Agreement between OFS Services and OFSC dated November 7, 2012
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities
Transaction Price	The price in an arm’s length transaction involving the same security
Unsecured Notes	The Unsecured Notes Due September 2023, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025, the Unsecured Notes Due October 2026, the Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2025	The Company’s $48.5 million aggregate principal amount of 6.5% notes due October 30, 2025, which were redeemed on March 12, 2021

Term	Explanation or Definition
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026, which were redeemed on November 22, 2021
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028
Unsecured Notes Due September 2023	The Company’s $25.0 million aggregate principal amount of 6.25% notes due September 30, 2023, which were redeemed on November 1, 2021

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
Our investment strategy focuses primarily on investments in middle-market companies in the United States, including investments in senior secured loans, which are comprised of first-lien, second-lien and unitranche loans, as well as investments in subordinated loans and, to a lesser extent, warrants and other equity securities. Our investments may be directly originated or may be purchased on a secondary basis in the U.S. leveraged loan market for Broadly Syndicated Loans (as defined below). As a BDC, we must not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States, and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets (discussed below), consistent with our investment strategy. As of December 31, 2022 and 2021, approximately 80% and 85%, respectively, of our investments were qualifying assets.
As of December 31, 2022, the fair value of our debt investment portfolio totaled $312.9 million in 52 portfolio companies, of which 99.6% and 0.4% were comprised of senior secured loans and subordinated loans, respectively. As of December 31, 2022, the fair value of our equity investments totaled $99.2 million in 16 portfolio companies, and the fair value of our 23 Structured Finance Security investments totaled $88.5 million.
We have executed our investment strategy, in part, through SBIC I LP, a licensee under the SBA’s SBIC program, which is subject to SBA regulations and policies, including periodic audits by the SBA. On a stand-alone basis, SBIC I LP held approximately $176.5 million and $195.5 million in assets, or approximately 34% and 34% of our total consolidated assets, at December 31, 2022 and 2021, respectively. As part of our plans to focus on providing first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to their scheduled maturity dates. As such, we are not making new investments through SBIC I LP, other than follow-on investments. During the year ended December 31, 2022, we made a $2.4 million follow-on investment in a portfolio company and redeemed $19.0 million of SBA debentures. For additional information regarding the regulation of SBIC I LP, see “Regulation—Small Business Investment Company Regulations.”
    We also execute on our investment strategy, in part, through OFSCC-FS, which established the BNP Facility on June 20, 2019, to provide borrowings of up to $150.0 million. During the year ended December 31, 2022, we amended the BNP Facility to, among other things: (i) extend the reinvestment period for three years from June 20, 2022 to June 20, 2025; and (ii) extend the maturity date from June 20, 2024 to June 20, 2027. On a stand-alone basis, OFSCC-FS held approximately $173.7 million and $185.1 million in assets at December 31, 2022 and 2021, respectively, which accounted for approximately 33% and 33% of our consolidated total assets, respectively.
We further execute our investment strategy, in part, by investing in Structured Finance Securities. We believe OFS Advisor is uniquely positioned, given its expertise in structured credit and managing CLOs, to make opportunistic investments in Structured Finance Securities, through which we target attractive risk-adjusted returns. During the years ended December 31, 2022 and 2021, we purchased $43.2 million and $30.4 million of Structured Finance Securities, respectively.
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
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of Section 61(a)(2) of the 1940 Act and, as a result, effective May 3, 2019, the asset coverage ratio test applicable to us was decreased from 200% to 150%. See “Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we received the approval of our Board, we became subject to 150% Asset Coverage effective May 3, 2019.” Additionally, effective November 26, 2013, we received exemptive relief from the SEC to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
Consistent with our strategy to maintain a leveraged portfolio of credit investments, our debt levels of $335.6 million and $349.9 million resulted in a statutory asset coverage ratio of 163% and 173% as of December 31, 2022 and December 31, 2021, respectively.
We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To continue to qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally are not required to pay corporate-level taxes on any income we distribute to our stockholders.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. OFS Advisor also serves as the investment adviser or sub-adviser to various clients, including HPCI, OCCI, CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust, and CIM Real Assets & Credit Fund, an externally managed registered investment company under the 1940 Act that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments. See “Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.”
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
About OFS and Our Advisor
    OFS is a full-service provider of capital and leveraged finance solutions to U.S. companies. As of December 31, 2022, OFS had 50 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides OFS Advisor with access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement also provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committees to serve in that capacity.
    Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. As our investment adviser, OFS Advisor allocates investment opportunities among us and any other clients fairly and equitably over time in accordance with its allocation policy. See "Regulation — Exemptive Relief." OFS Advisor is a registered investment adviser under the Advisers Act and a wholly owned subsidiary of OFSAM.
    Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. See "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates." OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “Management and Other Agreements—Investment Advisory Agreement”. Our management fee includes assets purchased with borrowed funds and assets owned by any consolidated entity; therefore, OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting stockholders' interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid and Jeffrey A. Cerny, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 25 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
Competitive Strengths and Core Competencies
    Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2022, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
    Investment Capacity. The net proceeds of equity and debt offerings and borrowing capacity under our credit facilities should provide us with a sufficient amount of capital available for deployment into new investment opportunities in our targeted asset class.
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
    Extensive Loan Sourcing Capabilities. OFS Advisor gives us access to the deal flow of OFS. We believe OFS’s 25-year history as a middle-market lending platform, extensive relationships with potential borrowers and other lenders, and its market position make it a leading lender to many sponsors and other deal sources, especially in the currently under-served lending environment.
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

Market Opportunity
    Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
    Large Target Market. According to the National Center for the Middle Market, as of the fourth quarter of 2022, there were approximately 200,000 companies in the United States with annual revenues between $10.0 million and $1.0 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the bulk of OFS’s portfolio companies since its inception and constituted the majority of our portfolio at fair value as of December 31, 2022. We believe that this market segment will continue to produce significant investment opportunities for us.
    Specialized Lending Requirements with High Barriers to Entry. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to private middle-market companies in the United States (a) is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (b) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (c) may also require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community. Due to the unique challenges facing lenders to middle-market companies, we believe that there are high barriers to entry that a new lender must overcome.
    Robust Demand for Debt Capital. We believe that private equity firms have significant committed but uncalled capital, a large portion of which is available for investment in the United States. Subject to market conditions, we expect the large amount of unfunded buyout commitments will drive demand for leveraged buyouts over the next several years, which should, in turn, create leveraged lending opportunities for us.
Competition
    Our primary competitors include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunity. In addition, some of our competitors may have higher risk tolerances or different risk assessments and investment strategies, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to maintain our RIC status.
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
Investment Criteria/Guidelines
    Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. We focus on investments in senior secured loans, including first lien, second lien, and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities and Structured Finance Securities. In particular, we believe that structured equity with debt investments (i.e., typically senior secured unitranche loans, often with warrant coverage, and, at times, in companies with no financial sponsor) represent a strong relative value opportunity offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might expect to receive under a traditional multi-tranche structure. We expect that our investments in the equity securities of portfolio companies, such as warrants, preferred stock, common stock and other equity interests, will principally be made in conjunction with our debt investments. Generally, we do not expect to make investments in companies or securities that OFS Advisor determines to be distressed investments (such as discounted debt instruments that have either experienced a default or have a significant potential for default), other than follow-on investments in portfolio companies of ours. We intend to continue to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries.

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
    We seek to invest in companies that have experienced and incentivized management teams, stable and predictable cash flows, and defensible market positions. We underwrite the majority of our investments with the expectation that we will hold them for a number of years, and we structure and document, as applicable, our investments accordingly.
    Our due diligence and underwriting process typically addresses the following elements (although certain elements may not be included in every due diligence undertaking):
Prospective Portfolio Company Characteristics - focusing on primary drivers of the company’s revenues and cash flows, including its key products and services; customer and supplier concentrations, and contractual relationships; depth, breadth, and quality of company management, as well as the extent to which the management team is appropriately compensated with equity incentives; and any regulatory, labor or litigation matters impacting the company.
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
Portfolio Review/Risk Monitoring
    We view active portfolio monitoring as a vital part of our investment process, and we benefit from a portfolio management system developed by OFS that includes daily, weekly, monthly, and quarterly components, and that involves comprehensive review of the performance of each of our portfolio companies. As part of the portfolio management process,

OFS Advisor performs ongoing risk assessments on each of our investments and assigns each debt investment a credit rating based on OFS’s internal ratings scale. Our debt investments generally are assigned a rating of 3 at origination or purchase.
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
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Monitoring” for the classification of our debt investments by risk category.
Investment Committees
    OFS Advisor’s Pre-Allocation Investment Committee, Broadly Syndicated Investment Committee, Structured Credit Investment Committee and Middle-Market Investment Committee (collectively, the “Advisor Investment Committees”) are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
    The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Jeffrey A. Cerny, Kyde Sharp and Bilal Rashid, along with the investment committee for SBIC I LP (the “SBIC Investment Committee”), comprised of Messrs. Rashid, Cerny, and Tod Reichert, are responsible for the evaluation and approval of all debt and equity investments made by us directly or through our wholly owned subsidiaries, as appropriate.
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
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid and Cerny, and Glen Ostrander and Kenneth A. Brown, is responsible for the evaluation and approval of all the Structured Finance Security investments made by us.
Investments
    We pursue an investment strategy focused primarily on investments in middle-market companies in the United States. We focus on investments in loans, in which OFS Advisor’s investment professionals have expertise, including investments in first-lien, unitranche, second-lien, and mezzanine loans and, to a lesser extent, warrants and other equity securities and Structured Finance Securities. We seek to create a diverse portfolio by making investments in the securities of middle-market companies that we expect to range generally from $3.0 million to $25.0 million each, although we expect this investment size will vary proportionately with the size of our capital base.
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
Broadly Syndicated Loans. Broadly Syndicated Loans (whose features are similar to those described under “Senior Secured First-Lien Loans” and “Senior Secured Second-Lien Loans” above), also commonly referred to as leveraged loans, are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDA and enterprise values larger than the middle-market characteristics described above. The proceeds of Broadly Syndicated Loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings and financing capital expenditures. Broadly Syndicated Loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the Broadly Syndicated Loan (the “Loan Agreement”). In a typical Broadly Syndicated Loan, an administrative agent (the “Agent”) administers the terms of the Loan Agreement. In such cases, the Agent is normally responsible for the collection of principal and interest payments from the borrower and the apportionment of these payments to the credit of all institutions that are parties to the Loan Agreement. We will generally rely upon the Agent or an intermediate participant to receive and forward to us our portion of the principal and interest payments on the Broadly Syndicated Loan. Additionally, we normally will rely on the Agent and the other loan investors to use appropriate credit remedies against the borrower. The Agent is typically responsible for monitoring compliance with covenants contained in the Loan Agreement based upon reports prepared by the borrower. The Agent may monitor the value of the collateral and, if the value of the collateral declines, may accelerate the Broadly Syndicated Loan, may give the borrower an opportunity to provide additional collateral or may seek other protection for the benefit of the participants in the Broadly Syndicated Loan. The Agent is compensated by the borrower for providing these services under a Loan Agreement, and such compensation may include special fees paid upon structuring and funding the Broadly Syndicated Loan and other fees paid on a continuing basis. The Broadly Syndicated Loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.
The above loan types (Senior Secured First-Lien Loans, Senior Secured Unitranche Loans, Senior Secured Second-Lien Loans, Broadly Syndicated Loans) are categorized as Senior Secured Loans in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
Subordinated (“Mezzanine”) Loans. These investments are typically structured as unsecured, subordinated loans that typically provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically will have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with amortization of principal deferred to maturity. Mezzanine loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Mezzanine investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. Mezzanine loans often include a PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan.
The above loans are categorized as Subordinated Loans in our consolidated schedule of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Equity Securities. Equity securities typically consist of either a direct minority equity investment in common or membership/partnership interests or preferred stock of a portfolio company, and are typically not control-oriented investments. Our preferred equity investments typically contain a fixed dividend yield based on the par value of the equity security. Preferred equity dividends may be paid in cash at a stipulated date, usually quarterly (if applicable), and may be participating and/or cumulative. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities. Our equity investments typically are made in connection with debt investments to the same portfolio companies. In our consolidated schedule of investments included in Part II, these securities are categorized as preferred equity, common equity or equity participation rights, which are contractual agreements entitling us to certain payments generally attributable to equity ownership and lack features enabling us to direct the operations of the entity (i.e., voting rights). See “Part II, Item 8. Financial Statements and Supplementary Data.”
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
Structured Finance Securities. Structured Finance Securities include the mezzanine and subordinated note securities of a CLO, as well as loan accumulation facilities (colloquially referred to as “CLO warehouses”). Subordinated notes (colloquially referred to as “CLO equity securities”) and mezzanine debt, represent beneficial interests in portfolios consisting primarily of below-investment-grade senior secured loans with a large number of distinct underlying U.S. borrowers across various industry sectors. The subordinated note tranches of CLOs are unrated, represent the first loss position in a CLO structure, and are typically leveraged 9 to 13 times which translates to approximately 11% to 8% of a CLO’s capital structure, respectively. The leverage can magnify our gains and losses on such investments. CLO subordinated note securities are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities after contractual payments to more senior CLO mezzanine debt holders and fund expenses. Economically, a CLO subordinated note security is equity-like in that it represents the residual interest in the CLO assets that bears the ultimate risk of loss and receives the benefits of success, but lacks features enabling its holders to direct the operations of the entity typically associated with equity instruments. Mezzanine debt represents the tranches immediately senior to the subordinated note, is usually rated BB to B, and represents approximately 4% to 7% of a CLO’s capital structure. Mezzanine debt tranches represent the second loss position, and can effectively become the residual interest if assets are insufficient to retire the mezzanine tranche at par.
CLO warehouses are short- to medium-term finance vehicles intended to aggregate loans for inclusion in a future CLO portfolio. Loan accumulation facilities are typically financed through income notes, representing the first-loss and residual interests in the vehicle, and senior debt. The senior debt of a loan accumulation facility typically leverages the income notes between three and six times prior to a CLO’s pricing and launch. Income notes of loan accumulation facilities have economic risks similar to those applicable to CLO subordinated notes insomuch as they pay returns equal to the income earned on the underlying portfolio less costs and fees incurred on senior financing, manager and other expenses, and bear losses on a first-dollar basis, but lack many of the contractual protections associated with a CLO indenture. Investing in a CLO warehouse does not create an obligation to participate in the CLO contemplated by the warehouse; however, we have generally participated in the CLOs resulting from our CLO warehouse investments. Participation in a CLO warehouse investment may afford us the opportunity to enhance our returns through fee sharing agreements with the CLO collateral managers.
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
    We expect to hold most of our direct lending debt investments to maturity or repayment, but we may sell some of our investments earlier for various reasons, including, but not limited to, relative value decisions compared to other investment opportunities, liquidity needs and credit risk. In attractive interest rate environments, portfolio companies may also opportunistically refinance our loans prior to maturity.
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

Effective from January 1, 2020 through December 31, 2022, OFS Advisor agreed to reduce the base management fee attributable to all of the OFSCC-FS Assets (excluding cash). The agreement reduced the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (excluding cash), at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. This agreement was renewed for the 2023 calendar year on January 11, 2023.
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
Expenses recognized under the Investment Advisory Agreement with OFS Advisor for the years ended December 31, 2022, 2021 and 2020, are presented below:

	Year Ended December 31,
	2022	2021	2020
Base management fees	$7,979	$7,669	$7,605
Incentive fees:
Income Incentive Fee	2,276	2,352	2,025
Income Incentive Fee waiver	—	—	(441)
Capital Gains Fee(1)	(1,916)	1,916	—
(1) In accordance with GAAP, we are required to include aggregate unrealized appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of December 31, 2021, the cumulative capital gain incentive fee accrued by the Company was $1.9 million, none of which was payable as a capital gain incentive fee pursuant to the Investment Advisory Agreement. During the year ended December 31, 2022, we reversed the previously accrued $1.9 million capital gains fees due to a reduction in net unrealized appreciation on the investment portfolio. Any payment due under the terms of the current Investment Advisory Agreement is based on the calculation at the end of each calendar year or upon termination of the Investment Advisory Agreement.
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
All investment professionals of OFS Advisor and/or its affiliates, when and to the extent engaged in providing us with investment advisory and management services, and the compensation and routine overhead expenses of personnel allocable to these services, are provided and paid for by OFS Advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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
Administration Agreement
    Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which includes maintenance of financial records necessary for the production of reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, general supervision of the payment of our expenses, and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services provides managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer and their respective staffs. The Administration Agreement may be renewed annually with the approval of our Board, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions, we pay the fees associated with such functions at cost without incremental profit to OFS Services.
Expenses recognized under the Administration Agreement with OFS Services for the years ended December 31, 2022, 2021 and 2020, are presented below:

	Year Ended December 31,
	2022	2021	2020
Administration fees	$1,742	$1,758	$1,855
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
Board Approval of the Investment Advisory and Administrative Agreements
    Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 5, 2022. In reaching a decision to approve the continuation of the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
Our Board also reviewed services provided under the Administrative Agreement, and approved its continuation at the April 5, 2022 meeting.
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to participate in follow-on investments in our existing portfolio companies with private funds that do not hold any investments in such existing portfolio companies. However, if filed, there is no guarantee that such application will be granted.
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
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of Section 61(a)(2) of the 1940 Act and, as a result, effective May 3, 2019, the asset coverage ratio test applicable to us was decreased from 200% to 150%. See “Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we received the approval of our Board, we became subject to 150% Asset Coverage effective May 3, 2019.” Additionally, effective November 26, 2013, we received exemptive relief from the SEC to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.

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
    For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Related to BDCs —Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.”
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
On August 4, 2020, we received the Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to participate in follow-on investments in our existing portfolio companies with certain private funds that do not hold any investments even if such other funds had not previously invested in such existing portfolio companies. However, if filed, there is no guarantee that such application will be granted. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
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
In addition, SBIC I LP may also be limited in its ability to make distributions to us if it does not have sufficient accumulated net profit, in accordance with SBA regulations. Income distributions from SBIC I LP are limited to a statutory measurement of “retained earnings available for distribution” (“READ”) which generally is measured by adjusting undistributed net realized earnings for unrealized depreciation on investments, calculated in accordance with SBA regulations. Additionally, return of capital distributions from SBIC I LP require the pre-approval of the SBA. During the year ended December 31, 2022, SBIC I LP distributed READ and return of capital distributions to us of $9.5 million and $9.5 million, respectively.
As part of our plans to focus on providing first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to their scheduled maturity dates. As such, we are not making investments through SBIC I LP, other than follow-on investments. During the year ended December 31, 2022, we did not make any new investments through SBIC I LP and made a $2.4 million follow-on investment in a portfolio company.
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
Our proxy voting decisions are made by those senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts to our client, including with respect to OFS Capital, those directors who are not interested persons and we may request guidance from such persons on how to vote such proxies for their account.
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
We are also subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income and gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2022, 2021 and 2020, we accrued U.S. federal excise taxes of $0.1 million, $0 and $0, respectively.
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
Our investments in Structured Finance Securities are generally “passive foreign investment company” (“PFIC”) investments, which can subject us to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to our stockholders. Additional charges in the nature of interest generally would also be imposed on us for the deemed delay in our reporting of such excess distribution and the earning of such income by the underlying PFIC. However, we have elected, and expect to continue to elect, to treat our investments in PFICs as “qualified electing funds” under the Code (a “QEF”), and in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. In lieu of a QEF election, we may in the future elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Some of the income and fees that we recognize may result in income that will not be "qualifying income" for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees. OFSCC-MB, our fully taxable subsidiary, held equity investments with an aggregate fair value of $3.0 million and $3.2 million at December 31, 2022 and 2021, respectively, to prevent such non-qualifying income from adversely affecting our RIC status. During the years ended December 31, 2022 and 2021, OFSCC-MB paid approximately $0.5 million and $-0-, respectively, of federal income taxes on its earnings and profits.
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
    Co-Investment with Affiliates. On August 4, 2020, we received the Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to participate in follow-on investments in our existing portfolio companies with certain private funds that do not hold any investments in such existing portfolio companies. However, if filed, there is no guarantee that such application will be granted.
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
•if applicable, the targeted position size of the investment for the investment vehicles;
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
•Global economic, political and market conditions may adversely affect our business, our ability to access capital, and our results of operations and financial condition, including our revenue growth and profitability.
•Due to economic disruptions, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.
•We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSC and its affiliates.
•A significant amount of our portfolio investments are recorded at fair value and OFS Advisor, our “valuation designee,” determines the fair value of our investments in good faith pursuant to Rule 2a-5 under the 1940 Act. As a result, there will be uncertainty as to the value of our portfolio investments and the participation of OFS Advisor’s professionals in our valuation process could result in a conflict of interest.
•We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•Insufficient cash flows may increase our risk of default of our debt obligations, including under our Unsecured Notes and our BNP Facility.
•We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC.
•In the future, we may choose to pay distributions in our own stock and stockholders may be required to pay tax in excess of the cash they receive.
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
We are subject to risks related to OFS Advisor and its Affiliates.
•We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
•We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts.
•The valuation process for certain of our portfolio holdings may create a conflict of interest.
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
•Our investments in Structured Finance Securities carry additional risks to the risks associated with investing in private debt.
•We are a non-diversified management investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.
•Our investments in Structured Finance Securities are more likely to suffer a loss of all or a portion of their value in the event of a default.
•If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
•The interest rates of our investments might be subject to change, including as a result of the transition away from LIBOR and the adoption of alternative reference rates, which could affect our results of operations.
We are subject to risks relating to our securities and an Investment in our Common Stock.
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

Risks Related to Our Business and Structure
Global economic, political and market conditions may adversely affect our business, our ability to access capital, and our results of operations and financial condition, including our revenue growth and profitability.
The state of current worldwide financial markets, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, global financial markets are currently experiencing supply chain disruptions, significant labor and resource shortages, the impacts of economic sanctions as a result of the ongoing war between Russia and Ukraine, rising interest rates and a period of high inflation. In addition, there is currently geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China.
Russia’s military invasion of Ukraine in February 2022 and the resulting global responses, including economic sanctions by the United States, the European Union and other countries, could increase volatility and uncertainty in the financial markets and adversely affect regional and global economies. The extent and duration of the ongoing war in Ukraine and the repercussions of such war are impossible to predict, but could result in significant market disruptions. Depending on direction and timing, the Russian-Ukraine war may result in adverse changes to, among other things: (i) general economic and market conditions; (ii) shipping and transportation costs and supply chain constraints; (iii) interest rates, currency exchange rates, and expenses associated with currency management transactions; (iv) available credit in certain markets; (v) import and export activity from certain markets; and (vi) laws, regulations, treaties, pacts, accords, and governmental policies. Economic and military sanctions related to the Russian-Ukraine war, or other conflicts, have the potential to gravely impact markets, global supply and demand, energy prices, inflation, import/export policies, and the availability of labor in certain markets. The foregoing could have a material adverse effect on the ability of underlying borrowers and issuers to perform their obligations.
We expect the current high inflationary environment to continue and some economists predict that the U.S. economy may enter an economic recession. Any disruptions in the capital markets, as a result of economic, political and market instability, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us.
The global pandemic caused by the outbreak of the novel strain of coronavirus ("COVID-19") has led, and may continue to lead, to significant economic disruption in the economy of the United States and the economies of other nations. While many of the emergency measures and recommendations imposed by governmental authorities in response to the pandemic, including restrictions on travel and the closure of non-essential businesses have been eased, the pandemic and the resulting economic dislocations caused substantial disruption, volatility and a reduction in liquidity in the capital markets and the credit markets, including the leveraged loan market specifically, which may continue for an extended period. Any such volatility or additional waves of the COVID-19 outbreak or future pandemics, as well as the generally negative economic impact of such events, may have adverse impacts on our business and our results of operations and financial condition. While certain markets have shown signs of stabilizing, market conditions remain uncertain and a period of deterioration and volatility could re-emerge.
Negative economic trends would also increase the likelihood that major financial institutions or other entities having a significant impact on the financial and credit markets may suffer a bankruptcy or insolvency, as occurred during the recession in the U.S. economy several years ago. In addition, certain industries may feel the impact of such negative economic trends more than others. There is a material possibility that economic activity will be volatile or will slow significantly, and some obligors may be significantly and negatively impacted by these negative economic trends. Although the leveraged finance and CLO markets have made significant recoveries from the adverse impact of the credit crisis, there can be no assurance that the leveraged finance and CLO markets will not be adversely impacted by future economic downturns or market volatility.
The financial results of middle-market companies in which we primarily invest, have experienced deterioration because of market volatility, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for middle-market companies. Further, adverse economic conditions have decreased, and may in the future decrease, the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required, and may in the future require, us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
We may also be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact in the conduct of our business.
Overall uncertainty in the economic environment globally and in the United States may adversely affect our business, ability to secure debt financing, results of operations and financial condition, including our revenue growth and profitability. We continuously monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Due to economic disruptions, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.
As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our ICTI. If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our ICTI and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that we (i) declare on or before the later of the 15th day of the 9th month following the close of our taxable year or in the case of an extension of time for filing our return for the taxable year, the due date for filing such return taking into account such extension and (ii) pay during the following taxable year (but not later than the date of the first dividend payment of the same type of dividend made after such declaration). Such dividends will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2022 until as late as December 31, 2023. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to the continuing COVID-19 pandemic and other disruptions in the economy, including impacts of interest rates and high inflation rates, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under the risk factor “In the future, we may choose to pay distributions in our own stock and stockholders may be required to pay tax in excess of the cash they receive.”
We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSC and its affiliates.
    We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFSC senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFSC senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, and Jeffrey A. Cerny, Senior Managing Director of OFSC. Each of these individuals is an employee at will of OFSC. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM Holdings and Chairman of certain of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
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
    OFS Advisor is a wholly owned subsidiary of OFSAM, has no employees and depends upon access to the investment professionals and other resources of OFSC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFSC to obtain access to deal flow generated by the professionals of OFSC and its affiliates. Under a Staffing Agreement between OFSC, a wholly owned subsidiary of OFSAM, and OFS Advisor, OFSC has agreed to provide OFS Advisor with the resources necessary to fulfill these obligations. The Staffing Agreement provides that OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel of OFSC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure stockholders that OFSC will fulfill its obligations under the agreement. If OFSC fails to perform, we cannot assure stockholders that OFS Advisor will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OFSC and its affiliates or their information and deal flow.
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
A significant amount of our portfolio investments are recorded at fair value and OFS Advisor, our “valuation designee,” determines the fair value of our investments in good faith pursuant to Rule 2a-5 under the 1940 Act. As a result, there will be uncertainty as to the value of our portfolio investments and the participation of OFS Advisor’s professionals in our valuation process could result in a conflict of interest.
    Many of our portfolio investments take the form of securities that are not publicly traded and their fair value may not be readily determinable. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes requirements for good faith determinations of fair value, and addresses both the Board’s and the “valuation designee’s” roles and responsibilities relating to fair valuation. On September 7, 2022, pursuant to Rule 2a-5 under the 1940 Act, our Board designated OFS Advisor, as valuation designee, to perform fair value determinations relating to our investments, for which market quotations are not readily available. In order for the Board to maintain oversight, OFS Advisor implemented the requirements as prescribed in Rule 2a-5. The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio, are, to a significant degree, subjective and dependent on a valuation process undertaken by OFS Advisor and overseen by our Board. Valuation of certain investments will also be based, in part, upon third party valuation models which take into account various unobservable inputs.

A majority of our investments are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (ASC Topic 820). This means that our portfolio valuations are based on unobservable inputs and assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment and estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of independent service providers to prepare the valuation of the majority of these securities.
    Certain factors that may be considered in determining the fair value of our investments include third-party yield benchmarks and comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flow, the markets in which the portfolio company does business and other relevant factors. The models, information and/or underlying assumptions utilized by OFS Advisor will not always allow OFS Advisor to correctly capture the fair value of an asset. Because such valuations, and particularly valuations of securities that are not publicly traded, like those we hold, are inherently uncertain, they may fluctuate materially over short periods of time and may be based on estimates. OFS Advisor’s determinations of fair value may differ materially from the values that would have been used if an active public market for these securities existed. OFS Advisor’s determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments and may cause our NAV on a given date to understate or overstate, possibly materially, the value that we may ultimately realize on one or more of our investments.
    The participation of OFS Advisor’s professionals in our valuation process could also result in a conflict of interest since OFS Advisor’s management fee is based, in part, on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We are subject to additional regulations due to SBIC I LP’s status as a Small Business Investment Company.
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
We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
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
On May 3, 2018, the Board, including a “required majority” (as such item is determined in section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us; therefore, provided certain conditions are met, we became subject to the reduced asset coverage ratio as of May 3, 2019. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% Asset Coverage effective May 3, 2019.” As of December 31, 2022, our asset coverage ratio was 163%, excluding the debt held by SBIC I LP.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed Return on Portfolio	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(38.4)%	(24.5)%	(10.6)%	3.3%	17.1%
(1) Assumes $500.6 million in investments at fair value, $335.6 million in outstanding debt, $180.4 million in net assets, and an average cost of funds of 5.70% as of December 31, 2022. Our investment portfolio must experience an annual return of 3.8% at least to cover interest payments on the outstanding debt.
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
    Any default under the agreements governing our indebtedness, including under our Unsecured Notes and our BNP Facility, that is not waived and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our other debt obligations. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure our stockholders that our business will generate cash flows from operations to meet the payment obligations of our debt obligations.
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
    On May 3, 2018, our Board approved the application of the reduced asset coverage ratio to us made available under Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, we were able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the NAV attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause NAV to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risks Related to Our Business and Structure - We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
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
In November 2020, the SEC adopted Rule 18f-4 regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the rule, BDCs that use derivatives would be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
    With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with OFSAM Holdings and its other affiliates or accounts managed by OFSAM Holdings or one of its other affiliates. Although OFS Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation.
We may suffer credit losses.
    Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low risk tolerance. These risks are likely to increase during volatile economic periods, such as the recent economic volatility in the United States, Europe and China.
We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC.
    We have elected to be treated as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain tax treatment as a RIC. As a RIC, we are not required to pay U.S. federal income taxes at corporate rates on our income and capital gains distributed (or deemed distributed) to our stockholders, provided that we satisfy certain distribution and other requirements. To continue to qualify for tax treatment as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, and may, in the future, issue preferred stock, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to U.S. federal income tax at corporate rates. To maintain our qualification for tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for tax treatment as a RIC for any reason and become subject to U.S. federal income tax at corporate rates, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.
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
    For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accrual of OID. This may arise if we purchase assets at a discount, receive warrants in connection with the making of a loan or in other circumstances, or through contracted PIK interest or dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash), which represents contractual interest or dividends added to the loan balance or equity security and due at the end of the investment term. Such OID, which could be significant relative to our overall investment activities, or increases in loan or equity investment balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We may also be required to include in income certain other amounts that we will not receive in cash.
    Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain the tax benefits available to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we sell built-in-gain assets, we may be required to recognize taxable income in respect of the built-in-gain on such assets. In such a case, we would have to distribute all of our taxable gain (including the built-in-gain) in respect of such sale to avoid the imposition of entity-level tax on such gain. If we are not able to obtain such cash from other sources, we may fail to maintain the tax benefits available to RICs and thus be subject to U.S. federal income tax at corporate rates.
In the future, we may choose to pay distributions in our own stock and stockholders may be required to pay tax in excess of the cash they receive.
    We distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with guidance issued by the Internal Revenue Service, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If this and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, stockholders receiving such distribution would be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and, depending on the market price of our stock at the time of the sale, the sales proceeds may be less than the amount included in income with respect to the dividend. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
Because we expect to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
    We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as RIC under the Code and will not have to pay U.S. federal income taxes at corporate rates on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our U.S. federal tax liability at corporate rates. Because we received the approval of our Board, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. See "Item 1A. Risk Factors - Because we received the approval of our Board, we became subject to 150% Asset Coverage effective May 3, 2019". This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.
Our PWB Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the PWB Credit Facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
    The PWB Credit Facility provides us with a senior secured revolving line of credit of up to $25.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the PWB Credit Facility. The PWB Credit Facility is guaranteed by OFSCC-MB and secured by all of our current and future assets excluding assets held by SBIC I LP, OFSCC-FS, and our SBIC I LP and SBIC I GP partnership interests. The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees and a maximum ratio of liabilities divided by NAV. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The PWB Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the PWB Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the PWB Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of December 31, 2022, we had an outstanding balance of $0 under the PWB Credit Facility. Availability under the PWB Credit Facility as of December 31, 2022 was $25.0 million based on the stated advance rate of 50% under the borrowing base.
Adverse developments in the credit markets may impair our ability to secure debt financing.
    During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. We expect the current interest rate and high inflationary environments to continue, and it is possible the U.S. economy may enter an economic recession. As a result, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
    Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed and enacted significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that could similarly modify the existing U.S. tax rules. For example, the Inflation Reduction Act of 2022 was signed into law in August 2022 and includes tax credits and other incentives intended to combat climate change by advancing decarbonization and promoting increased investment in renewable and low carbon intensity energy. We are continuing to evaluate the impact this new law may have on our financial position and results of operations, as well as impacts to our portfolio companies and CLO investments. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations. We also cannot predict with certainty how any future changes in the tax laws might affect us, our investors or our portfolio investments, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
    There has been on-going discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, which has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act, including a failure to maintain effective internal controls over financial reporting in accordance therewith, may adversely affect us and the market price of our securities.
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
    OFS Advisor and its affiliates manage other assets, including those of other BDCs, registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a sub-advisor and CLOs, and may manage other entities in the future. These other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to HPCI, a non-traded BDC that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both HPCI and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. HPCI operates as a distinct and separate entity and any investment in our common stock will not be an investment in HPCI. In addition, our executive officers serve in substantially similar capacities for HPCI and OCCI and certain of our independent directors serve in a similar capacity for HPCI or OCCI. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
    OFS Advisor and OFSAM Holdings have procedures and policies in place designed to manage the potential conflicts of interest between OFS Advisor’s fiduciary obligations to us and its fiduciary obligations to other clients. For example, such policies and procedures are designed to ensure that investment opportunities are allocated in a fair and equitable manner among us and other clients of OFS Advisor. An investment opportunity that is suitable for clients of OFS Advisor may not be capable of being shared among some or all of such clients due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act.

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
    Many of our portfolio investments are made in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments. As valuation designee, OFS Advisor will determine the fair value of our portfolio investments in good faith, and, as a result, there may be uncertainty as to the value of our portfolio investments. In addition, the members of our Board who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of OFS Advisor in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our Board, could result in a conflict of interest since OFS Advisor’s management fee is based, in part, on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
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
    The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds subject to compliance with the Order. The Order superseded a previous order that we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to participate in follow-on investments in our existing portfolio companies with private funds that do not hold any investments in such existing portfolio companies. However, if filed, there is no guarantee that such application will be granted. When we invest alongside clients of OFSAM Holdings and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:
•investment guidelines and/or restrictions, if any, set forth in the applicable organizational, offering or similar documents for the investment vehicles;
•the status of tax restrictions and tests and other regulatory restrictions and tests;
•risk and return profile of the investment vehicles;
•suitability/priority of a particular investment for the investment vehicles;
•if applicable, the targeted position size of the investment for the investment vehicles;
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
    OFS Services has the right to resign under the Administration Agreement, whether we have found a replacement or not. If OFS Services resigns, we may not be able to find a new administrator or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by OFS Services. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
On May 3, 2018, the Board, including a "required majority" (as such item is determined in section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us and, as a result, the reduced asset coverage ratio applicable to us was decreased from 200% to 150% effective May 3, 2019. See "Item 1A. Risk Factors--Risks

Related to our Business and Structure--Because we received the approval of our Board, we became subject to 150% Asset Coverage effective May 3, 2019."
    As of December 31, 2022, we had $335.6 million of debt outstanding. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all. We have received an exemptive order from the SEC to permit us to exclude the debt of SBIC I LP guaranteed by the SBA from our definition of senior securities in our statutory asset coverage ratio under the 1940 Act.
    If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in our stockholders’ best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve any such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). On July 13, 2022, our stockholders approved a proposal that authorizes us to issue shares of our common stock at a price below our current net asset value, subject to certain limitations, for up to 12 months from such approval. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and our stockholders might experience dilution.
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

Risks Related to Our Investments
Certain economic and political conditions in Europe including developments relating to the Euro and the withdrawal of the United Kingdom from the European Union may impact the value of our investments and increase the risk profile of our portfolio.
Certain of our investments may be affected by developments relating to the Euro. European financial markets have experienced volatility and have been adversely affected by the COVID-19 pandemic, concerns about rising government debt levels, credit rating downgrades, and possible defaults on or restructuring of government debt. These events have caused bond yield spreads (the cost of borrowing debt in the capital markets) and credit default spreads (the cost of purchasing credit protection) to increase, most notably in relation to certain eurozone countries. The governments of several member countries of the European Union have experienced large public budget deficits, which have adversely affected the sovereign debt issued by those countries and may ultimately lead to declines in the value of the Euro.
In addition, it is possible that countries that have adopted the Euro could abandon the Euro and return to a national currency and/or that the Euro will cease to exist as a single currency in its current form. The effects on a country of abandonment of the Euro or a country's forced expulsion from the European Union are impossible to predict but are likely to be negative. The exit of any country out of the European Union or the abandonment by any country of the Euro would likely have a destabilizing effect on all eurozone countries and their economies and a negative effect on the global economy as a whole.
Furthermore, the United Kingdom withdrew from and ceased to be a member state of the European Union at 11:00 p.m. GMT on January 31, 2020. On December 24, 2020, a trade agreement was concluded between the European Union and the United Kingdom (the "EU-UK Trade and Cooperation Agreement"), which has applied provisionally after the end of the transition period ending on December 31, 2020. The EU-UK Trade and Cooperation Agreement has been ratified by the UK Parliament, the European Parliament and the Council of the European Union and entered into force on May 1, 2021. Accordingly, the EU-UK Trade and Cooperation Agreement now governs the relationship between the European Union and the United Kingdom. However, although the EU-UK Trade and Cooperation Agreement covers many issues such as economic partnership, free trade, law enforcement, judicial co-operation and governance, the EU-UK Trade and Cooperation Agreement is silent on items such as financial services equivalence and data protection adequacy.
Our investments and portfolio’s risk profile may be materially affected by political and economic uncertainty relating to the United Kingdom's withdrawal from the European Union, which might also have an adverse impact on our business, financial condition, results of operations and prospects and could therefore also be materially detrimental to our stockholders. Any such potential adverse economic conditions may also affect the ability of the underlying borrowers and issuers to perform their obligations.
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
    Investments in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold due to the significant volatility of such companies. Negative developments may be accompanied by deterioration of the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Such developments may ultimately result in the leveraged companies in which we invest entering into bankruptcy proceedings, which have a number of inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial. In addition, since our mezzanine loans are generally subordinated to senior loans and are generally unsecured, other creditors may rank senior to us in the event of a bankruptcy proceeding.
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
Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
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
The documents governing the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions.”

The documents governing the loans to our portfolio companies and the loans underlying our CLO investments may allow for "priming transactions," where majority lenders or debtors can amend the documents to the detriment of other lenders, amend the documents in order to move collateral, or amend the documents in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may adversely affect our rights and security priority with respect to such loans.
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
    Middle-market companies are more likely to be considered lower grade investments, commonly called “junk bonds,” which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by OFS Advisor to be of comparable quality. Lower grade securities or comparable unrated securities are considered predominantly speculative regarding the issuer’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, an investment in our company is subject to the following specific risks: increased price sensitivity to a deteriorating economic environment; greater risk of loss due to default or declining credit quality; adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and if a negative perception of the lower grade debt market develops, the price and liquidity of lower grade securities may be depressed. This negative perception could last for a significant period of time.
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
    We have purchased, and may purchase in the future, common stock and other equity securities, including warrants, in various portfolio companies. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on the portfolio company's success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event the portfolio company issues additional securities. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.
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
Our investments in Structured Finance Securities carry additional risks to the risks associated with investing in private debt.
    In addition to the general risks associated with debt securities and structured products discussed herein, CLOs carry additional risks, including, but not limited to (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that the investments in CLOs are subordinate to other classes or tranches thereof; (iv) the potential of spread compression in the underlying loans of the CLO, which could reduce credit enhancement in the CLOs; and (v) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results. CLO equity securities that we may acquire are subordinated to more senior tranches of CLO debt. CLO equity securities are subject to increased risks of default relative to the holders of superior priority interests in the same securities. In addition, at the time of issuance, CLO equity securities are under-collateralized in that the liabilities of a CLO at inception exceed its total assets. When we invest in CLOs, we may be in a first loss or subordinated position with respect to realized losses on the assets of the CLOs in which it is invested. In addition, we may recognize phantom taxable income from our investments in the subordinated tranches of CLOs.
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
    In addition, the portfolios of certain CLOs in which we may invest may contain “covenant-lite” loans. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. The failure by a CLO in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in the payments we receive from the CLO. In the event that a CLO fails certain tests, holders of CLO senior debt may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting CLO or any other investment we may make. If any of these occur, it could adversely affect our operating results and cash flows.
    Our CLO investments will be exposed to leveraged credit risk. If a CLO does not meet certain minimum collateral value ratios and/or interest coverage ratios, primarily due to senior secured loan defaults, then cash flow that otherwise would have been available to pay us distributions may instead be used to redeem any senior notes or to purchase additional senior secured loans, until the ratios again exceed the minimum required levels or senior notes are repaid in full.
Our investments in Structured Finance Securities are more likely to suffer a loss of all or a portion of their value in the event of a default.
From time to time, we invest in Structured Finance Securities that comprise the equity tranche of CLOs, which are junior in priority of payment and are subject to certain payment restrictions generally set forth in an indenture governing such investments. In addition, Structured Finance Securities generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing such investments. Structured Finance Securities are not guaranteed by another party and are subject to greater risk than the secured notes issued by the CLO. CLOs are typically highly levered, utilizing up to approximately 9-13 times leverage, and therefore Structured Finance Securities are subject to a risk of total loss. There can be no assurance that distributions on the assets held by the CLO will be sufficient to make any distributions or that the yield on the Structured Finance Securities will meet our expectations.
CLOs generally may make payments on Structured Finance Securities only to the extent permitted by the payment priority provisions of an indenture governing the notes issued by the CLO. CLO indentures generally provide that principal payments on Structured Finance Securities may not be made on any payment date unless all amounts owing under secured notes are paid in full. In addition, if a CLO does not meet the asset coverage tests or the interest coverage test set forth in the indenture governing the Structured Finance Securities issued by the CLO, cash would be diverted from the Structured Finance Securities to first pay the secured notes in amounts sufficient to cause such tests to be satisfied.
We will have no influence on management of underlying investments managed by non-affiliated third-party CLO collateral managers.
We are not responsible for, and have no influence over, the asset management of the portfolios underlying the Structured Finance Securities we hold as those portfolios are managed by non-affiliated third-party CLO collateral managers. Similarly, we are not responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the CLOs. As a result, the values of the portfolios underlying our Structured Finance Securities could decrease as a result of decisions made by third-party CLO collateral managers.
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
     Borrowers of Broadly Syndicated Loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. Without restriction under the financing agreement, the borrower could take various actions with respect to the unrestricted subsidiary including, among other things, incur debt, grant security on its assets, sell assets, pay dividends or distribute shares of the unrestricted subsidiary to the borrower’s stockholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in Broadly Syndicated Loans accordingly.
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
    All of our assets are presently invested in illiquid securities, and a substantial portion of our investments in leveraged companies is subject to legal and other restrictions on resale or is otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, OFS Advisor, OFSAM Holdings or any of its other affiliates have material nonpublic information regarding such portfolio company.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
    As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by OFS Advisor. As part of the valuation process, OFS Advisor may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
    When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, OFS Advisor will use the pricing indicated by the external event to corroborate the valuation. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2022, our common equity in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, based on its fair value of $85.5 million,$85.2 million of which represents an unrealized gain, accounted for 17% of our total portfolio at fair value, or 47% of total net assets. A deterioration in the operating performance of the company or other factors underlying the valuation of this investment could have a material impact on our NAV.
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
    We have invested a substantial portion of our capital in senior secured, unitranche, second-lien and mezzanine loans issued by our portfolio companies. The portfolio companies may be permitted to incur other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use to repay its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
    A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate, resulting in potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
We may be subject to additional risks if we engage in hedging transactions and/or invest in foreign securities.
    The 1940 Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate investments in securities of non-U.S. companies. We expect that these investments would focus on the same debt investments that we make in U.S. middle-market companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks, including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
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
The interest rates of our investments might be subject to change, including as a result of the transition away from LIBOR and the adoption of alternative reference rates, which could affect our results of operations.
Since we may incur leverage to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds.
Since the economic downturn that began in 2007, interest rates have generally remained low. However, more recently, as a result of, among other things, the COVID-19 pandemic, rising inflation, and Russia’s invasion of Ukraine, interest rates have continued to rise. In a rising interest rate environment, any leverage that we incur may bear a higher interest rate than may currently be available to us. There may not, however, be a corresponding increase in our investment income. In the event that our interest expense were to increase relative to income, it might reduce our ability to service the interest obligations on, and to repay the principal of, our indebtedness, and our net investment income could be adversely impacted, as well as our capacity to pay distributions to our stockholders.
The fair value of certain of our investments may be significantly affected by changes in interest rates. Although senior secured loans are generally floating rate instruments, our investments in senior secured loans through CLOs are sensitive to interest rate levels and volatility. Although CLOs are generally structured to mitigate the risk of interest rate mismatch, there may be some difference between the timing of interest rate resets on the assets and liabilities of a CLO. Such a mismatch in timing could have a negative effect on the amount of funds distributed to CLO equity investors. In addition, CLOs may not be able to enter into hedge agreements, even if it may otherwise be in the best interests of the CLO to hedge such interest rate risk. Furthermore, in a significant rising interest rate environment and/or economic downturn, loan defaults may increase, resulting in losses for the CLOs in which we invest and result in credit losses that may adversely affect our cash flow, fair value of our assets and operating results.
In addition, increasing interest rates may lead to higher prepayment rates, as corporate borrowers look to avoid escalating interest payments or refinance floating rate loans. Further, a general rise in interest rates will increase the financing costs of CLOs.
LIBOR Floor Risk. Because CLOs generally issue debt on a floating rate basis, an increase in LIBOR or its replacement reference rate will increase the financing costs of CLOs. Many of the senior secured loans held by these CLOs have LIBOR floors such that, when LIBOR is below the stated LIBOR floor, the stated LIBOR floor (rather than LIBOR itself) is used to determine the interest payable under the loans. Therefore, if LIBOR increases but stays below the average LIBOR floor rate of the senior secured loans held by a CLO, there would not be a corresponding increase in the investment income of such CLOs. The combination of increased financing costs without a corresponding increase in investment income in such a scenario would result in smaller distributions to equity holders of a CLO. In addition, there may be disputes between market participants regarding the interpretation and enforceability of provisions in our LIBOR-based CLO investments (or lack or such provisions) related to the economic floors in such investments, which may result in a loss or degradation of floor protection in the case of a transition from LIBOR to any one of the various alternative reference rates, including SOFR.
LIBOR Risk. On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight, 1, 3, 6 and 12 months U.S. LIBOR tenors after June 30, 2023, and ceased publication of all other tenors after December 31, 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The ARRC has proposed a paced market transition plan to SOFR from LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR. In addition, the planned discontinuance of LIBOR and/or changes to another index could result in mismatches with the interest rate of some of our investments. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. However, we cannot reasonably estimate the impact of the transition at this time.
On July 29, 2021, the ARRC formally announced that it recommends the Chicago Mercantile Exchange’s forward-looking SOFR term rates for use in business loans, including securities backed by such assets. However, forward-looking SOFR term rates will not be representative of three-month LIBOR, and there is no requirement that the Chicago Mercantile Exchange continue to publish forward-looking SOFR term rates, in which case CLOs may be required to use other measurements of SOFR, as applicable.
On March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) as part of the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR.
The CLOs we have invested in have included, or have been amended to include, language permitting the CLO investment manager, to implement a market replacement rate (like those proposed by the ARRC) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. However, because the specific effects of the transition away from LIBOR cannot be determined with certainty, the transition away from LIBOR could:
•adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked CLO investments;
•require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;
•result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•result in disputes, litigation or other actions with CLO investment managers, regarding the interpretation and enforceability of provisions in our LIBOR-based CLO investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•cause us to incur additional costs in relation to any of the above factors.
LIBOR Mismatch. The effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on our net investment income and portfolio returns.
In addition, there could be a mismatch between the terms of LIBOR and a replacement rate. Many underlying corporate borrowers can elect to pay interest based on 1-month LIBOR, 3-month LIBOR and/or other rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month LIBOR plus a spread. The 3-month LIBOR currently exceeds the 1-month LIBOR, which may result in many underlying corporate borrowers electing to pay interest based on 1-month LIBOR. It is uncertain at this time how the applicable spreads will diverge once there is a full transition to SOFR, or any other alternative rate, and any applicable benchmark rate adjustments. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen as the amount by which the 3-month LIBOR exceeds the 1-month LIBOR increases or the amount by which the corresponding alternative reference rates might differ.
Also, given the structure of the incentive fee payable to OFS Advisor, a general increase in interest rates will likely have the effect of making it easier for OFS Advisor to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of OFS Advisor.
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
•changes or perceived changes in the value of our portfolio of investments, including upon the sale or disposition of any such investments;
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
    The shares of our common stock beneficially owned by our principal stockholders, including OFSAM Holdings, are generally available for resale, subject to the provisions of Rule 144 promulgated under the Securities Act unless registered for sale under the Securities Act. OFSAM Holdings is entitled to the benefits of a registration rights agreement granting OFSAM Holdings the right to require us to register its shares for resale. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
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
    If our common stock is trading below its NAV per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their NAVs. As of December 31, 2022, our NAV per share was $13.47. The daily average closing price of our shares on the Nasdaq Global Select Market for the year ended December 31, 2022 was $10.74. If our common stock trades below NAV, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below NAV is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV.
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
The Unsecured Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the Unsecured Notes, and the Unsecured Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Unsecured Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Unsecured Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Unsecured Notes will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including SBIC I LP and OFSCC-FS. Certain of these entities currently serve as guarantors under the PWB Credit Facility or the BNP Facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the Unsecured Notes.
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
The indenture under which the Unsecured Notes were issued offers limited protection to holders of the Unsecured Notes. The terms of the indenture and the Unsecured Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Unsecured Notes. In particular, the terms of the indenture and the Unsecured Notes will not place any restrictions on our or our subsidiaries’ ability to:
•    issue securities or otherwise incur additional indebtedness or other obligations, including: (i) any indebtedness or other obligations that would be equal in right of payment to the Unsecured Notes; (ii) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Unsecured Notes to the extent of the values of the assets securing such debt; (iii) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Unsecured Notes; and (iv) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Unsecured Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (now 150%, effective since May 3, 2019) after such borrowings. See “Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we received the approval of our Board, we became subject to 150% Asset Coverage, effective May 3, 2019”;
•    pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Unsecured Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time in order to maintain the BDC’s status as a RIC under Subchapter M of the Code. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% (now 150%, effective since May 3, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. See “Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we received the approval of our Board, we became subject to 150% Asset Coverage, effective May 3, 2019”;
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
Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the Unsecured Notes), and take a number of other actions that are not limited by the terms of the Unsecured Notes may have important consequences for holders of the Unsecured Notes, including making it more difficult for us to satisfy our obligations with respect to the Unsecured Notes or negatively affecting the trading value of the Unsecured Notes.
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
On or after October 31, 2023 for the Unsecured Notes Due October 2028 (without a prepayment penalty) or anytime prior to maturity (subject to a prepayment penalty) for the Unsecured Notes Due 2026, we may choose to redeem the Unsecured Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the Unsecured Notes. If prevailing rates are lower at the time of redemption, and we redeem the Unsecured Notes, Unsecured Notes holders likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Unsecured Notes being redeemed. Our redemption right may also adversely impact Unsecured Note holders’ ability to sell the Unsecured Notes as the optional redemption date or period with respect to the Unsecured Notes Due October 2028 approaches.
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
We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, corporate governance, support for local communities and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules to require disclosure of certain ESG-related matters, which may be adopted in 2023. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
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
    A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Despite careful security and controls design, our information technology systems and the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks, the result of which may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation damage to business relationships and damage to our competitiveness, stock price, and long-term stockholder value. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our, our portfolio companies’ and our third party vendors' reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, including the SEC, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. If we fail to comply with relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. Further, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic and new flexible work arrangements have heightened our and our portfolio companies' vulnerability to a cybersecurity risk or incident. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard systems could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct business operations. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above.
We are subject to risks in using custodians, counterparties, administrators and other agents.

We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our stockholders to reputational damage, penalties or losses. We depend on third parties to provide primary and back up communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party service providers and replacement of any one of our service providers could be difficult and result in disruption and expense.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we or our portfolio companies may operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act that went into effect on January 1, 2020, and the New York SHIELD Act, which went into effect on March 1, 2020. In addition, the SEC announced that one of the 2023 examination priorities for the Division of Examinations was to continue to examine cybersecurity procedures and controls, including review of cybersecurity issues associated with the use of third-party vendors. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties.
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

Item 3.     Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2022. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMMON STOCK AND HOLDERS
Our common stock is traded on the Nasdaq Global Select Market under the symbol “OFS”. The last reported sale price for our common stock on the Nasdaq Global Select Market on February 24, 2023 was $9.74 per share. As of February 24, 2023, there were two holders of record of the common stock, one of which was OFSAM Holdings. A holder of record does not identify stockholders for whom shares are held beneficially in “nominee” or “street name”.
    The following table lists the high and low closing sale price for our common stock, NAV per share, and the cash distributions per share that we have declared on our common stock for each fiscal quarter during the last two most recently completed fiscal years and the current fiscal year through February 24, 2023. The stock quotations are inter-dealer quotations and do not include markups, markdowns or commissions.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share
Period		High	Low
Fiscal 2023
First Quarter(2)	*	$10.45	$9.65	*	*	$0.33
Fiscal 2022
Fourth Quarter	$13.47	$11.09	$8.11	-17.7%	-39.8%	$0.30
Third Quarter	$13.58	$11.39	$7.69	-16.1%	-43.4%	$0.29
Second Quarter	$14.57	$13.44	$9.92	-7.8%	-31.9%	$0.29
First Quarter	$15.52	$13.00	$9.50	-16.2%	-38.8%	$0.28
Fiscal 2021
Fourth Quarter	$15.18	$11.40	$10.38	-24.9%	-31.6%	$0.25
Third Quarter	$14.16	$10.55	$8.80	-25.5%	-37.9%	$0.24
Second Quarter	$13.42	$10.30	$8.77	-23.2%	-34.6%	$0.22
First Quarter	$11.96	$9.15	$6.82	-23.5%	-43.0%	$0.20
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Period from January 1, 2023 through February 24, 2023.
*    Not determinable at the time of filing.
Issuer Purchases of Equity Securities
Stock Repurchase Program
On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchase in connection with the Stock Repurchase Program.

The following table summarizes the shares of common stock that we repurchased under the Stock Repurchase Program during the periods noted below (amount in thousands except shares).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
May 22, 2018 through December 31, 2018	300	$10.29	300	$9,997
January 1, 2019 through December 31, 2019	—	—	—	—
January 1, 2020 through December 31, 2020	—	—	—	—
January 1, 2021 through December 31, 2021	700	6.70	700	9,992
January 1, 2022 through December 31, 2022	42,254	8.30	42,254	9,642
Total	43,254	$8.29	43,254	$9,642

Distribution Reinvestment Plan (DRIP)
    During the year ended December 31, 2022, there was $0.2 million of distributions reinvested under the DRIP.

Sales of Unregistered Securities
We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the Standard & Poor’s BDC Index, for the last five fiscal years. The graph assumes that, on December 31, 2017, a person invested $100 in our common stock, the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the Standard & Poor’s BDC Index. The graph measures total stockholder return, which takes into account changes in stock price and assumes reinvestment of all dividends and distributions prior to any tax effect.

	Cumulative Total Returns as of
	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
OFS Capital Corporation	3.0%	21.6%	(7.1)%	55.1%	60.9%
S&P 500	(4.4)%	25.7%	48.9%	91.6%	56.9%
S&P BDC Index	(7.0)%	19.2%	8.6%	49.3%	35.3%
Russell 1000	(4.8)%	25.1%	51.4%	91.4%	54.8%
The graph and other information under the heading “Stock Performance Graph” in Part II Item 5 of this Annual Report on Form 10-K is “furnished” and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference in any filing under the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance. The table does not reflect the deduction of taxes that a stockholder would pay on fund distributions or the sale of fund shares.

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

Stockholder transaction expenses:
Sales load borne by us (as a percentage of offering price)	—%	(1)
Offering expenses borne by us (as a percentage of offering price)	—%	(1)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00	(2)
Total Stockholder transaction expenses (as a percentage of offering price)	—%	(1)

Annual expenses (as a percentage of net assets attributable to common stock)(9):
Base management fees payable under the Investment Advisory Agreement	5.22%	(3)
Incentive fees payable under the Investment Advisory Agreement	1.26%	(4)
Interest payments on borrowed funds	9.44%	(5)
Other expenses	2.79%	(6)
Total annual expenses	18.71%
Base management fee reduction	(0.80)%	(8)
Total annual expenses, net of fee reduction	17.91%	(7)
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
(3)     Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents) but including assets purchased with borrowed amounts, and including assets owned by any consolidated entity. This item represents actual base management fees incurred by us during the year ended December 31, 2022 before the effect of the base management fee reduction on certain assets and assumes net of assets of $180.4 million and leverage of $335.6 million, which reflects our net assets and leverage as of December 31, 2022. As discussed in footnote (8), below, OFS Advisor agreed to reduce a portion of its base management fee on certain assets; the base management fees of 5.22% presented in the table above does not reflect the (0.80)% effect of the base management fee reduction on certain assets. See “Management and Other Agreements — Investment Advisory Agreement”.
(4)     The incentive fee in the table above is based on actual amounts incurred for the Income Incentive Fee for the year ended December 31, 2022, which includes the effects of the base management fee reduction discussed in footnote (3). The Capital Gains Fee will be accrued, but not necessarily become payable, if, on a cumulative basis, the sum of net realized capital gains and losses plus net unrealized appreciation and depreciation is positive. The assumed Capital Gains Fee is 0.0%.
    The two parts of the incentive fee follows:
•The Income Incentive Fee, payable quarterly in arrears, equals 20.0% of our pre-incentive fee net investment income (including income that is accrued but not yet received in cash), subject to a 2.0% quarterly (8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, OFS Advisor receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0% but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, OFS Advisor will receive 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.
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
(5)     Interest payments on borrowed funds is based on our estimated cost of funds on our outstanding indebtedness as of December 31, 2022. Based on our outstanding indebtedness as of December 31, 2022, our estimated annualized cost of funds, which includes all interest and amortization of debt issuance costs is 5.70%. As of December 31, 2022, our asset coverage ratio was 163% (which excludes the SBA debentures as a result of exemptive relief granted to us by the SEC) as permitted under Section 61(a)(2) of the 1940 Act.
    We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We do not expect to issue any preferred stock during the next twelve months and, therefore, have not included the cost of issuing and servicing preferred stock in the table. As of December 31, 2022, availability under the PWB Credit Facility and BNP Facility was $25.0 million and $45.3 million, respectively, both subject to a borrowing base and other covenants. Our stockholders will bear directly or indirectly the costs of borrowings under any debt instruments we may enter into.
(6)     “Other Expenses” referenced in the table above are based on actual amounts incurred for the year ended December 31, 2022. “Other expenses” include our overhead expenses, including services under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by OFS Services. See “Management and Other Agreements — Administration Agreement.” “Other Expenses” also include ongoing professional expenses to our independent accountants, legal counsel and compensation of independent directors.
(7)     Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”) in which we invest. We do not currently invest in underlying funds or other investment companies and therefore do not expect to incur any acquired fund fees and expenses. The indirect expenses that will be associated with our Structured Finance Securities are not included in the fee table presentation, but if such expenses were included in the fee table presentation then our total annual expenses would have been 18.08%.
(8)    OFS Advisor agreed to reduce a portion of its base management fee by reducing the portion of such fee from 1.75% to 1.00% on the average total assets (less cash) at the end of the two most recently completed quarters on assets held by the Company through OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company. The base management fee reduction is renewable on an annual basis and the amount of the base management fee reduction with respect to the OFSCC-FS Assets shall not be subject to recoupment by OFS Advisor.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$152	$400	$588	$883
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$161	$420	$611	$898
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

SENIOR SECURITIES
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following table as of the end of the last ten fiscal years. The senior securities table as of December 31, 2022, 2021, 2020 and 2019 was audited by KPMG LLP and the senior securities table as of December 31, 2018, 2017, 2016, 2015, 2014 and 2013 were audited by our former independent registered public accounting firms. The “ — ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities. KPMG LLP’s report on the senior securities table as of December 31, 2022 is included within the Report of Independent Registered Public Accounting Firm included in this Annual Report on Form 10-K.

(dollar amounts in thousands, except per unit data) Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
4.75% Notes due 2026
December 31, 2022	$125,000	$3,721	—	N/A
December 31, 2021	$125,000	$3,870	—	N/A

4.95% Notes due 2028
December 31, 2022	$55,000	$8,457	—	$23.27
December 31, 2021	$55,000	$8,795	—	$25.51

6.25% Notes due 2023
December 31, 2020	$25,000	$14,754	—	$24.82

6.375% Notes due 2025
December 31, 2020	$50,000	$7,377	—	$22.66
December 31, 2019	$50,000	$7,519	—	$25.30
December 31, 2018	$50,000	$5,645	—	$24.84

6.50% Notes due 2025
December 31, 2020	$48,525	$7,601	—	$22.80
December 31, 2019	$48,525	$7,747	—	$25.29
December 31, 2018	$48,525	$5,817	—	$24.43

5.95% Notes due 2026
December 31, 2020	$54,325	$6,790	—	$21.89
December 31, 2019	$54,325	$6,920	—	$24.75

BNP Facility
December 31, 2022	$104,700	$4,442	—	N/A
December 31, 2021	$100,000	$4,837	—	N/A
December 31, 2020	$31,450	$11,728	—	N/A
December 31, 2019	$56,450	$6,659	—	N/A

PWB Credit Facility
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$600	$614,760	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$12,000	$23,521	—	N/A
December 31, 2017	$17,600	$11,540	—	N/A
December 31, 2016	$9,500	$15,821	—	N/A

(dollar amounts in thousands, except per unit data) Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
December 31, 2015	$—	$—	—	N/A

WM Credit Facility
December 31, 2014	$72,612	$2,847	—	N/A
December 31, 2013	$108,955	$2,256	—	N/A

SBA debentures (SBIC I LP)(5)
December 31, 2022	$50,920	$—	—	N/A
December 31, 2021	$69,920	$—	—	N/A
December 31, 2020	$105,270	$—	—	N/A
December 31, 2019	$149,880	$—	—	N/A
December 31, 2018	$149,880	$—	—	N/A
December 31, 2017	$149,880	$—	—	N/A
December 31, 2016	$149,880	$—	—	N/A
December 31, 2015	$149,880	$—	—	N/A
December 31, 2014	$127,295	$—	—	N/A
December 31, 2013	$26,000	$—	—	N/A

Total Senior Securities(6)
December 31, 2022	$335,620	$1,634	—	N/A
December 31, 2021	$349,920	$1,728	—	N/A
December 31, 2020	$315,170	$1,757	—	N/A
December 31, 2019	$359,180	$1,796	—	N/A
December 31, 2018	$260,405	$2,554	—	N/A
December 31, 2017	$167,480	$11,540	—	N/A
December 31, 2016	$159,380	$15,821	—	N/A
December 31, 2015	$149,880	$—	—	N/A
December 31, 2014	$199,907	$2,847	—	N/A
December 31, 2013	$134,955	$2,256	—	N/A
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
(6)    The Asset Coverage Per Unit does not include the SBA debentures as described in footnote (5) above.

FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each year in the ten-year period ended December 31, 2022. The financial highlights as of December 31, 2022, 2021, 2020 and 2019 were audited by KPMG LLP and the financial highlights for each year in the six-year period ended December 31, 2018 are derived from our consolidated financial statements that were audited by our former independent registered public accounting firms. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

	Years Ended December 31,
	2022	2021	2020	2019	2018	2017	2016	2015	2014	2013
Per share operating performance:
Net asset value per share at beginning of year	$15.18	$11.85	$12.46	$13.10	$14.12	$14.82	$14.76	$14.24	$14.58	$14.80
Net investment income(4)	1.37	1.00	0.92	1.43	1.38	1.28	1.46	1.39	0.95	0.59
Net realized gain (loss), net of taxes(4)	(0.13)	(1.54)	(0.75)	(0.29)	(0.36)	0.55	0.25	(0.17)	(0.35)	0.30
Net unrealized appreciation (depreciation), net of deferred taxes(4)	(1.79)	5.12	0.25	(0.42)	(0.31)	(1.19)	(0.29)	0.66	0.42	(0.09)
Loss on extinguishment of debt(4)	(0.01)	(0.34)	(0.06)	—	—	—	—	—	—	—
Loss on impairment of goodwill(4)	—	—	(0.08)	—	—	—	—	—	—	—
Total from operations	(0.56)	4.24	0.28	0.72	0.71	0.64	1.42	1.88	1.02	0.80
Distributions	(1.16)	(0.91)	(0.86)	(1.36)	(1.73)	(1.36)	(1.36)	(1.36)	(1.36)	(1.02)
Issuance/repurchase of common stock(5)	0.01	—	(0.03)	—	—	(0.03)	—	—	—	—
Other(6)	—	—	—	—	—	0.05	—	—	—	—
Net asset value per share at end of year	$13.47	$15.18	$11.85	$12.46	$13.10	$14.12	$14.82	$14.76	$14.24	$14.58

Per share market value, end of period	$10.15	$10.90	$7.15	$11.17	$10.60	$11.90	$13.76	$11.48	$11.78	$12.83
Total return based on market value(1)	4.4%	66.8%	(24.0)%	18.3%	3.5%	(4.7)%	32.3%	9.0%	2.4%	1.3%
Total return based on net asset value(2)	(0.6)%	40.2%	13.6%	6.7%	7.8%	5.0%	10.9%	16.0%	7.5%	7.7%
Shares outstanding at end of period	13,398,078	13,422,413	13,409,559	13,376,836	13,357,337	13,340,217	9,700,297	9,691,170	9,650,834	9,629,797
Weighted average shares outstanding	13,417,410	13,413,861	13,394,005	13,364,244	13,348,203	12,403,706	9,693,801	9,670,153	9,634,471	9,619,723
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value(3)	$194,068	$178,628	$148,175	$171,889	$182,468	$171,631	$142,818	$140,002	$138,131	$141,058
Net asset value at end of year	$180,423	$203,744	$158,956	$166,627	$175,023	$188,336	$143,778	$143,012	$137,471	$140,378
Net investment income	$18,352	$13,450	$12,295	$19,098	$18,385	$15,877	$14,145	$13,411	$9,135	$5,718
Ratio of total expenses, net to average net assets(8)	15.7%	19.2%	22.4%	19.4%	13.4%	10.2%	11.9%	13.5%	9.9%	8.0%
Ratio of total expenses, net and losses on impairment of goodwill and extinguishment of debt to average net assets(9)	15.7%	21.8%	23.7%	—%	—%	—%	—%	—%	—%	—%
Ratio of net investment income to average net assets(10)	9.5%	7.5%	8.3%	11.1%	10.5%	8.4%	9.8%	9.6%	6.6%	4.1%
Ratio of goodwill impairment loss to average net assets	—%	—%	0.7%	—%	—%	—%	—%	—%	—%	—%
Ratio of loss on extinguishment of debt to average net assets	0.1%	2.6%	0.6%	—%	—%	—%	—%	—%	—%	—%
Portfolio turnover(7)	28.0%	54.9%	28.1%	21.2%	41.9%	50.4%	18.1%	44.6%	34.9%	19.7%

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
(5)The issuance/repurchase of common stock on a per share basis reflects the net asset value change as a result of DRIP issuances, shares repurchased pursuant to the Stock Repurchase Program or the follow-on public offering of 3,625,000 shares in during 2017.
(6)Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on a weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales, Structured Finance Security distributions and principal payments or year-to-date purchases over the average of the invested assets at fair value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.
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
•actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM Holdings;
•constraint on investment due to access to material nonpublic information;
•restrictions on our ability to enter into transactions with our affiliates;
•the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•our ability to comply with SBA regulations and requirements;

•the use of borrowed money to finance a portion of our investments;
•the creation of leveraged lending opportunities as a result of the large amount of unfunded buyout commitments driving demand for leveraged buyouts over the next several years;
•our ability to incur additional leverage pursuant to Section 61(a)(2) of the 1940 Act and the impact of such leverage on our net investment income and results of operations;
•competition for investment opportunities;
•our plans to focus on providing first lien senior secured loans to larger borrowers and the impact of these plans on our risk profile, including our belief that the seniority of such loans in a borrower's capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of rising interest and inflation rates, the risk of recession and related market volatility, the continuing COVID-19 pandemic and the ongoing war between Russia and Ukraine.
•the percentage of investments that will bear interest on a floating rate or fixed rate basis;
•the holding period of our investments;
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
•the impact of current political, economic and industry conditions, including changes in the interest rate environment, inflation, significant market volatility, supply chain disruptions, resource shortages, other conditions affecting the financial and capital markets, and the continuing impacts of the COVID-19 pandemic on our business, financial condition, results of operations and the fair value of our portfolio investments;
•the impact of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•the general economy and its impact on the industries in which we invest;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;
•the belief that the unrealized depreciation on our Structured Finance Securities and Broadly Syndicated Loans were primarily related to widening of liquid credit market spreads and to a lesser extent, fundamental credit issues;
•the belief that our loan portfolio is well positioned and will continue to produce strong results and perform well in the current interest rate environment;
•the effect of new or modified laws or regulations governing our operations;
•the ability to continue generating strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries;
•the need and availability of additional capital on favorable terms to finance growth given our expectation to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders; and
•the ability to secure financial maintenance covenants in the loans we invest.
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
    We have based the forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-

looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act.
    The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.
Overview
Key performance metrics are presented below:

	December 31, 2022	December 31, 2021
Net asset value per common share	$13.47	$15.18

	Year Ended December 31,
	2022	2021	2020
Net investment income per common share	$1.37	$1.00	$0.92
Net increase (decrease) in net assets resulting from operations per common share	(0.57)	4.24	0.28
Distributions paid per common share	1.16	0.91	0.86
Our NAV per common share decreased 11% to $13.47 at December 31, 2022, from $15.18 at December 31, 2021, primarily due to net losses on our investment portfolio of $25.8 million, or $1.92 per common share. For the year ended December 31, 2022, net losses were primarily related to unrealized depreciation of $23.0 million and $14.2 million on our loan portfolio and Structured Finance Securities, respectively, partially offset by unrealized appreciation of $13.1 million on our equity investments.
During the year ended December 31, 2022, net investment income increased $4.9 million, or 37%, compared to the prior year. The increase in net investment income was primarily due to an increase in total investment income of $1.0 million, as well as a decrease in incentive fees of $3.6 million. The decrease in incentives fees was primarily due to the reversal of a previously accrued Capital Gains Fee of $1.9 million, related to a reduction in net unrealized appreciation on the investment portfolio. The previously accrued Capital Gains Fee was neither contractually due nor payable under the terms of the Investment Advisory Agreement.
For the year ended December 31, 2022, the weighted average realized yield on interest-bearing investments increased to 10.0%, compared to 9.7% during the year ended December 31, 2021. The increase in our yield was primarily due to rising interest rates, partially offset by a reduction in prepayments and fee accelerations. We believe our portfolio is well positioned to continue to benefit in a rising interest rate environment as 94% of our loan portfolio at fair value consisted of floating rate loans.
For the year ended December 31, 2022, our weighted-average debt interest costs decreased to 4.8% from 5.1% during the year ended December 31, 2021.The decrease in our debt interest costs was primarily due to the refinancing of $177.9 million of Unsecured Notes at lower fixed rates during 2021. As of December 31, 2022, approximately 69% of our outstanding debt was fixed rate and approximately 85% of our outstanding debt matures in 2026 and beyond.
During the year ended December 31, 2022, our portfolio experienced net losses of $25.8 million, or $1.92 per share, primarily related to unrealized depreciation of $14.2 million and $23.0 million on our Structured Finance Securities and loan portfolio, respectively, offset by unrealized appreciation of $13.1 million on our equity investments. Unrealized depreciation on our Structured Finance Securities and Broadly Syndicated Loans were primarily related to the widening of liquid credit market spreads and to a lesser extent, fundamental credit issues. During the year ended December 31, 2022, we recognized unrealized depreciation of $11.0 million on our non-accrual loans, primarily due to unrealized depreciation of $8.0 million on our subordinated debt in Eblens Holdings, Inc. As of December 31, 2022, our portfolio had five non-accrual loans with an aggregate fair value of $11.2 million, or 3.6% of our total loan portfolio at fair value, compared to two non-accrual loans with an aggregate fair value of $7.7 million, or 2.2% of our total loan portfolio at fair value, at December 31, 2021.
For the year ended December 31, 2022, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 17% of our portfolio at fair value and 47% of our consolidated net assets, respectively. Primarily due to increased financial operating results during the year ended December 31, 2022, the fair value of our investment in the common equity of Pfanstiehl Holdings, Inc. increased by $19.7 million, to $85.5 million. Pfanstiehl Holdings, Inc. also experienced unrealized gains of $29.5 million during the year ended December 31, 2021. The value of this investment is substantially comprised of unrealized appreciation of $85.2 million. A deterioration in the operating performance of the company or other factors underlying the valuation of this investment could have a material impact on our NAV.
At December 31, 2022, our asset coverage ratio of 163% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of December 31, 2022, we had an unused commitment of $25.0 million under our PWB Credit Facility, as well as an unused commitment of $45.3 million under our BNP Facility, each of which are subject to a borrowing base and other covenants. Based on fair values and net asset value at December 31, 2022, we could access all unused commitments under our credit facilities and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and we intend to continue to selectively deploy capital in new investment opportunities. As of December 31, 2022, we had unfunded commitments of $32.2 million to 16 portfolio companies.
We are also subject to financial risks, including changes in market interest rates. As of December 31, 2022, approximately $295.5 million (aggregate fair value), or 94% of our debt investments, bore interest at variable rates, of which 59% are LIBOR-based. We have prepared and planned for the transition away from LIBOR by incorporating alternate reference rates to be used in our credit agreements, and believe the impact of the transition will be minimal. However, it is not possible to predict the effect of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. Additionally, the U.S. Federal Reserve approved seven interest rate increases in 2022 and an additional interest rate increase in 2023 and has signaled that additional increases may be likely to combat inflation. See “Item 1A. Risk Factors — Risks Related to our Investments” for additional information.
On February 28, 2023, the Board declared a distribution of $0.33 per share for the first quarter of 2023, payable on March 31, 2023, to stockholders of record as of March 24, 2023.
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
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For a description of our revenue recognition and fair value policies, see Note 2 to the consolidated financial statements included in “Item 8.–Financial Statements” of this report.
Revenue recognition. Our direct lending activities frequently involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or “follow-on” transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. The revenue recognized on these instruments is a function of the fee or other consideration allocated to them, including amounts allocated to loan syndication fees at the time of acquisition.
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
Interest Income: Our recognition of interest income from our loan and CLO debt investments is recognized on an accrual basis based upon the outstanding principal amount and contractual interest terms of debt investment. Net Loan Fees are amortized or accreted into interest income over the life of the respective debt investment.
PIK Income. Our recognition of PIK interest and dividends includes assessment of collectibility. We discontinue accrual of PIK income when there is reasonable doubt that the income will ultimately be collected. This includes assessments of the fair value of the investment relative to par or cost and other judgments of management.

CLO Subordinated Notes and Loan Accumulation Facilities. Interest income on our CLO subordinated note securities is recognized in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets, which contemplates estimating an effective yield to expected redemption utilizing estimated future cash flows from the investment. The estimated cash flows of the underlying portfolio and to our security are developed utilizing a number of assumptions, including, among others, estimates of default rates, prepayment rates, redemption timing, reinvestment prices, and liquidation-redemption price. These assumptions, and correspondingly the estimated cash flows and accretable yields, are reviewed and updated periodically, as needed.
The valuation of our Structured Finance Securities makes use of similar assumptions, plus a discount rate assumption, to develop estimated cash flows that are discounted to estimated present value.
Interest income from our investments in Loan Accumulation Facilities is recognized on an accrual basis based on an estimated yield. Income notes associated with our Loan Accumulation Facility investments generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs.
Non-accrual Loans: We review all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected, for placement on non-accrual status. Interest income and Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the our judgment, the investments are estimated to be fully collectible as to all principal and interest.
Fair value estimates. As of December 31, 2022, total investments representing approximately 96% of our total assets were carried on the consolidated balance sheet at fair value. As discussed more fully in “Item 8.–Financial Statements–Note 2” GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as Level 2 and Level 3, with 94% of our investments classified as Level 3. In accordance with our investment strategy, we typically do not hold equity securities or other instruments that are actively traded on an exchange (Level 1).
In December 2020, the SEC issued a final rule adopting Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. On September 7, 2022, pursuant to Rule 2a-5, the Board designated OFS Advisor, as the valuation designee, to perform fair value determinations relating to our investments for which market quotations are not readily available, commencing with the quarter ended September 30, 2022. In order for the Board to maintain oversight, OFS Advisor implemented the requirements as prescribed in Rule 2a-5.
As described in “Item 8.–Financial Statements–Note 5”, under the oversight of the Board, we follow a process to determine these unobservable inputs used in the fair value estimates of our investments. The most significant unobservable inputs in the Level 3 fair value measurements are the discount rates (discounted cash flows approach) and EBITDA multiples (market approach). Investments classified as Level 2 are measured on the basis of Indicative Prices provided by pricing services.
Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in each investment. OFS Advisor with the assistance of independent third-party valuation firms, uses two primary methods to estimate discount rates on Portfolio Company Investments, as applicable: a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a synthetic debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. OFS Advisor may also use a relative value method to estimate yields, which involves estimating the discount rate of non-traded subject debt investments based on an expected or assumed relationship between Indicative Prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of unobservable inputs utilized in estimating the discount rate on the subject investment to its internal rate of return at close or purchase date. These methods generally produce a range of discount rates, and we generally select the midpoint of the range for use in fair value measures, subject to considerations of any prepayment fees associated with the debt.
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

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2022, (in thousands):

	Fair Value at December 31, 2022	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior Secured	$311,636	$306,767	$316,920
Subordinated	1,226	122	2,329

Structured Finance Securities:
Subordinated notes	53,807	51,027	56,590
Mezzanine debt	26,412	26,071	26,753
Loan accumulation facility	8,299	8,098	8,500

Equity investments:
Preferred equity	8,196	7,476	8,868
Common equity, warrants and other	91,000	84,355	96,944
	$500,576	$483,916	$516,904

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
Effective from January 1, 2020 through December 31, 2022, OFS Advisor agreed to reduce the base management fee attributable to all of the OFSCC-FS Assets (excluding cash). The agreement reduced the base management fee to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (excluding cash), at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. This agreement was renewed for the 2023 calendar year on January 11, 2023.
    OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs managed by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to various clients, including HPCI and OCCI. Additionally, OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust, and to CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
    The 1940 Act generally prohibits BDCs from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, five percent or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases from, sales of assets to, or joint transactions with, such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases from, sales of assets to, or joint transactions with, the BDC’s officers, directors, and employees, and advisor (and its control affiliates).
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
    The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to participate in follow-on investments in our existing portfolio companies with private funds that do not hold any investments in such existing portfolio companies in such existing portfolio companies. However, if filed, there is no guarantee that such application will be granted.
Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Questions arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. See “Item 1. Business—Regulations—Conflicts of Interest” and “Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates —We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts”.
Portfolio Composition and Investment Activity
    Our portfolio consists of debt and equity investments, as well as indirect investments in such securities through investment in other investment companies including Structured Finance Securities.
Portfolio Composition. As of December 31, 2022, the fair value of our debt investment portfolio totaled $312.9 million in 52 portfolio companies, of which 99.6% and 0.4% were senior secured loans and subordinated loans, respectively, and our equity investments in 16 portfolio companies totaled $99.2 million. We also have 23 investments in Structured Finance Securities with a fair value of $88.5 million.

The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$195,823	$162,308	$157,190	$150,254
SBIC I LP	97,214	167,211	125,584	183,524
OFSCC-FS	178,460	168,050	171,101	170,132
OFSCC-MB	3,383	3,007	3,437	3,189
Total investments	$474,880	$500,576	$457,312	$507,099
Portfolio Yields. The following table presents weighted-average yield metrics for our portfolio:

	Year Ended December 31,
	2022	2021
Weighted-average performing income yield(1):
Debt investments	9.5%	9.5%
Structured Finance Securities	15.1%	16.3%
Interest-bearing investments	10.7%	10.6%

Weighted-average realized yield:
Interest-bearing investments(2)	10.0%	9.7%
(1)    Income yield is calculated as (a) the actual amount earned on performing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total performing investments amortized cost.
(2)    Realized yield computed as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments amortized cost, in each case, including debt investments in non-accrual status and non-income producing Structured Finance Securities.
For the year ended December 31, 2022, the increase in our weighted-average realized yields was primarily due to rising interest rates as floating rate loans comprised 94% of our loan investment portfolio at fair value.
The weighted average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
Debt and Equity Investments. The following table summarizes the composition of our debt and equity investments by type as of December 31, 2022 and 2021 (dollar amounts in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$335,558	$311,636	$336,132	$326,704
Subordinated debt investments	13,890	1,226	22,071	17,943
Preferred equity	9,966	8,196	9,552	3,765
Common equity, warrants and other	12,989	91,000	14,606	83,486
Total debt and equity investments	$372,403	$412,058	$382,361	$431,898
Number of portfolio companies	63	63	70	70
Approximately 76% of our debt investments at fair value are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of rising interest and inflation rates, the risk of recession and related market volatility, the continuing COVID-19 pandemic and the ongoing war between Russia and Ukraine.
As of December 31, 2022, our common equity in Pfanstiehl Holdings, Inc., based on its fair value of $85.5 million,$85.2 million of which represents unrealized appreciation, accounted for 17% of our total portfolio at fair value, or 47% of total net assets. A deterioration in the operating performance of the company or other factors underlying the valuation of this investment could have a material impact on our NAV.
As of December 31, 2022, the three largest industries of our debt and equity investments by fair value, were (1) Manufacturing (27.9%), (2) Health Care and Social Assistance (16.0%) and (3) Wholesale Trade (13.5%) totaling approximately 57.4% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Note 4, Investments” to the consolidated financial statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this report.
The following table presents our ten largest debt and equity investments by portfolio company based on fair value as of December 31, 2022 (dollar amounts in thousands):

Portfolio Company	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$85,456	17.1%
All Star Auto Lights, Inc.	Debt	27,752	27,820	5.6%
Milrose Consultants, LLC	Debt	27,621	27,148	5.4%
The Escape Game, LLC	Debt	16,302	16,497	3.3%
Tolemar Acquisition, Inc.	Debt	15,873	15,942	3.2%
Kreg, LLC	Debt	16,444	15,604	3.1%
Inergex Holdings, LLC	Debt	14,596	14,868	3.0%
SSJA Bariatric Management, LLC	Debt	13,299	13,119	2.6%
One GI, LLC	Debt	11,240	10,647	2.1%
Boca Home Care Holdings, Inc.	Debt and Equity	10,748	10,252	2.0%
Total		$154,092	$237,353	47.4%
Structured Finance Securities. The following table summarizes our Structured Finance Securities as of December 31, 2022 and December 31, 2021, (dollar amounts in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$65,870	$53,807	$63,791	$63,922
Mezzanine debt	28,107	26,412	2,660	2,779
Loan accumulation facility	8,500	8,299	8,500	8,500
Total Structured Finance Securities	$102,477	$88,518	$74,951	$75,201
Number of Structured Finance Securities	23	23	17	17
During the year ended December 31, 2022, we increased our holdings in mezzanine debt securities to take advantage of attractive yields in the current rising interest rate environment, which we believe represents less risk than subordinated notes due to their more senior position in the CLO capital structure.

Investment Activity. The following is a summary of our cash investment activity for the years ended December 31, 2022 and 2021 (dollar amounts in millions):

	Year Ended December 31,
	2022	2021
Investments in debt and equity securities	$111.0	$238.5
Investments in Structured Finance Securities	43.2	30.4
Total investments	$154.2	$268.9
Proceeds from principal payments	$88.7	$200.7
Proceeds from investments sold or redeemed	46.6	52.8
Proceeds from distributions received from Structured Finance Securities	12.2	12.7
Total proceeds from principal payments, sales and distributions from Structured Finance Securities	$147.5	$266.2
Non-cash Investment Activity.
Year ended December 31, 2022
On October 3, 2022, we made an additional $1.0 million equity investment in Eblens Holdings, Inc. as part of its restructuring, which resulted in Eblens Holdings, Inc. becoming a control investment. As part of the restructuring, we wrote-off our $0.7 million initial 2017 common equity investment and bifurcated our $9.30 million non-accrual subordinated debt investment into two $4.65 million subordinated debt investments which remain on non-accrual status as of December 31, 2022.
Year ended December 31, 2021
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
Risk Monitoring
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2022 and 2021 (dollar amounts in thousands):

	As of December 31,
	2022		2021
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	288,170	92.2	324,370	94.2
4 (Special Mention)	17,218	5.5	12,550	3.6
5 (Substandard)	7,352	2.3	7,027	2.0
6 (Doubtful)	122	—	699	0.2
7 (Loss)	—	—	—	—
	$312,862	100.0%	$344,646	100.0%
Non-Accrual Loans
As of December 31, 2022
    At December 31, 2022, we had five loans on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $36.5 million and $11.2 million, respectively.

As of December 31, 2021
At December 31, 2021, we had two loans on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $19.1 million and $7.7 million, respectively.
Results of Operations
Key Financial Measures. The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Net Investment Income. Total investment income less total expenses (“NII”) is a key performance metric in obtaining part of our investment objective of providing current income to stockholders. NII can be a general indicator of ICTI and the amount of distributions that will be required to be made due to RIC requirements. One of our main objectives is to increase NII, and, in turn, increase distributions to stockholders.
Net Gain (Loss) on Investments. Net gain (loss) on investments consists of the sum of: (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) net unrealized appreciation or depreciation on debt and equity investments, net of applicable taxes to the extent the investments are held through taxable wholly owned subsidiaries. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain (loss) recognized in that period will generally be smaller. The unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity. In such instances, the reversal of accumulated unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and may be partially offset by the acceleration of any premium or discount on the debt security, which is reported in interest income, and any prepayment fees on the debt security, which is reported in fee income.
Net Asset Value: NAV is a key performance metric related to our investment objective to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. The net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful.
Portfolio Yield: Portfolio yield is a key financial metric of our investment portfolio in order to achieve our investment objective of providing current income to stockholders. See “Portfolio Composition and Investment Activity—Portfolio Yields” for additional information.
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

Comparison of years ended December 31, 2022, 2021 and 2020. Consolidated operating results for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Investment income
Interest income:
Cash interest income	$33,270	$28,321	$33,987
PIK interest income	523	1,526	1,527
Net Loan Fee amortization	1,726	2,665	1,584
Accretion of interest income on CLO subordinated notes	10,656	9,861	5,877
Other interest income	83	11	69
Total interest income	46,258	42,384	43,044
Dividend income:
Cash dividends	947	2,024	450
Preferred equity PIK dividends	466	143	505
Total dividend income	1,413	2,167	955
Fee income:
Management and syndication	393	2,235	745
Prepayment and other fees	680	977	731
Total fee income	1,073	3,212	1,476
Total investment income	48,744	47,763	45,475
Total expenses, net of incentive fee waiver	30,392	34,313	33,180
Net investment income	18,352	13,450	12,295
Net gain (loss) on investments	(25,794)	48,005	(6,704)
Loss on extinguishment of debt	(144)	(4,591)	(820)
Loss on impairment of goodwill	—	—	(1,077)
Net increase (decrease) in net assets resulting from operations	$(7,586)	$56,864	$3,694
Comparison of investment income for the years ended December 31, 2022 and 2021.
Total interest income increased approximately $3.9 million during the year ended December 31, 2022 compared to the prior year, primarily due to an increase in our portfolios’ weighted-average realized yield from 9.7% to 10.0%. Due to the current rising interest environment, our debt investments’ effective yield continually increased throughout 2022. We believe our loan portfolio will continue to produce strong results and perform well in the current interest rate environment.
During the year ended December 31, 2022, interest income on Structured Finance Securities increased $3.5 million compared to the prior year, primarily due to additional investments of $43.2 million during the year.
During the year ended December 31, 2022, we recognized total PIK income of $1.0 million, which represented only 2.0% of total investment income. During the year ended December 31, 2022, total PIK income decreased $0.7 million compared to the prior year.
During the year ended December 31, 2022, dividend income decreased $0.8 million compared to the prior year, primarily due to a $1.1 million decrease in cash dividends. The decrease in cash dividends was primarily due to a reduction in dividends received from Pfanstiehl Holdings, Inc.
Prepayment fees and syndication fees generally result from periodic transactions rather than from holding portfolio investments and are considered non-recurring. During the years ended December 31, 2022, total fee income decreased $2.1 million compared to the prior year, primarily due to a decrease of $1.8 million in syndication fees. We receive syndication fees on investments where OFS Advisor is the lead agent and is additionally compensated for structuring and arranging the lending group.
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
Other than acceleration of Net Loan Fees recognized upon the repayment of a loan, we consider our interest income on debt investments and Structured Finance Securities to be recurring in nature. Acceleration of Net Loan Fees from the repayment of loans prior to their scheduled due dates of $1.6 million and $0.2 million were included in interest income for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, accretion of interest income on Structured Finance Securities increased $4.0 million compared to the prior year primarily due to an increase in the weighted-average amount invested in subordinated notes from $35.0 million at December 31, 2020 to $59.1 million at December 31, 2021.
During the year ended December 31, 2021, total PIK income decreased $0.4 million compared to the prior year and remained under 5% of total investment income. For the year ended December 31, 2021, cash and PIK interest of $1.7 million and $2.1 million, respectively, was not recognized in income due to reasonable doubt whether it would be collected.
During the year ended December 31, 2021, dividend income increased $1.2 million primarily due to a $1.0 million dividend from Pfanstiehl Holdings, Inc.
Prepayment fees and syndication fees generally result from periodic transactions rather than from holding portfolio investments and are considered non-recurring. During the years ended December 31, 2021 and 2020, we recognized prepayment fees of $0.8 million and $0.6 million, respectively. We recognized syndication fees of $2.2 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. We receive syndication fees on investments where OFS Advisor is the lead agent and is additionally compensated for structuring and arranging the lending group.
Expenses. Operating expenses for years ended December 31, 2022, 2021 and 2020, are presented below (in thousands):

	Years Ended December 31,
	2022	2021	2020

Interest expense	$17,025	$17,515	$18,808
Management fees	7,979	7,669	7,605
Income Incentive Fee, net of waiver	2,276	2,352	1,584
Capital Gains Fee	(1,916)	1,916	—
Professional fees	1,608	1,670	1,993
Administration fee	1,742	1,758	1,855
Other expenses	1,678	1,433	1,335
Total expenses, net of waivers	$30,392	$34,313	$33,180
Comparison of expenses for the years ended December 31, 2022 and 2021.
Interest expense decreased by $0.5 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a decrease in the weighted-average interest costs from 5.1% to 4.8%. The decrease in our weighted-average interest costs was primarily due to the refinancing of certain Unsecured Notes during 2021. During the year ended December 31, 2021, we issued $180.0 million in Unsecured Notes with a weighted-average effective yield of 5.4%, and redeemed $177.9 million in Unsecured Notes with a weighted-average effective yield of 6.9%.
Management fee expense increased by $0.3 million due to an increase in our average total assets, primarily due to our average investment portfolio at fair value increasing from $485.2 million during the year ended December 31, 2021 to $525.8 million during the year ended December 31, 2022.
During the year ended December 31, 2022, the Capital Gains Fee decreased $3.8 million compared to the prior year due to the full reversal of the prior years accrued Capital Gains Fee. The previously accrued Capital Gains Fee during the year end December 31, 2021 was neither contractually due nor payable under the terms of the Investment Advisory Agreement.
During the year ended December 31, 2022, professional fees, administration fees and other expenses remained relatively steady compared to the prior year, increasing approximately $0.2 million.
Comparison of expenses for the years ended December 31, 2021 and 2020.
Interest expense decreased by $1.3 million during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a decrease in the weighted-average interest costs from 5.4% to 5.1%. During the year ended December 31, 2021, we reduced our weighted-average interest costs by redeeming Unsecured Notes with a weighted-average interest cost of 6.9% and issuing Unsecured Notes with a weighted-average interest cost of 5.4%. See “Item 8.–Financial Statements–Note 7” for details.

Management fee expense increased by $0.1 million due to an increase in our average total assets, primarily due to our investment portfolio at fair value increasing from $442.3 million at December 31, 2020 to $507.1 million at December 31, 2021.
During the year ended December 31, 2021, the Income Incentive Fee expense increased $0.8 million, or $0.4 million prior to the waiver in the first quarter of 2020, compared to the year ended December 31, 2020 due to an increase in net investment income. During the year ended December 31, 2021, net investment income increased, primarily due to additional dividend and syndication fee income, as well as a decrease in interest expense.
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
Net realized and unrealized gain (loss) on investments. Net realized and unrealized gain (loss) on investments, by investment type, for the years ended December 31, 2022, 2021 and 2020, are presented below (in thousands):

	Years Ended December 31,
	2022	2021	2020
Senior secured debt	$(16,418)	$9,698	$(16,134)
Subordinated debt	(8,536)	2,538	(16,388)
Preferred equity	3,945	5,202	(2,708)
Common equity, warrants and other	9,242	31,794	26,170
Structured Finance Securities	(14,209)	(314)	2,081
Income tax expense (benefit) on net realized investment gains (losses)	155	(1,027)	—
Deferred income tax benefit	27	114	275
Net gain (loss) on investments	$(25,794)	$48,005	$(6,704)
Year ended December 31, 2022
During the year ended December 31, 2022, our portfolio experienced net losses of $25.8 million, primarily related to unrealized depreciation of $23.0 million and $14.2 million on our debt investments and Structured Finance Securities, respectively, offset by unrealized appreciation of $13.1 million on our equity investments. The unrealized depreciation on our debt investments and Structured Finance Securities was primarily due to the widening of liquid credit market spreads. Company specific performance factors on a few non-accrual investments also contributed to the unrealized depreciation on our debt investments. Our common equity investment in Pfanstiehl Holdings, Inc. experienced unrealized gains of $19.7 million during the year ended December 31, 2022. During the year ended December 31, 2022, we recognized realized losses of $1.9 million, primarily on the sale of $44.3 million of Broadly Syndicated Loans.
Year ended December 31, 2021
During the year ended December 31, 2021, our portfolio experienced net gains of $48.0 million, primarily due to unrealized appreciation of $32.7 million on our equity investments. Our common equity investment in Pfanstiehl Holdings, Inc. experienced unrealized gains of $29.5 million during the year ended December 31, 2021.
Year ended December 31, 2020
During the year ended December 31, 2020, our portfolio experienced net losses of $6.7 million, primarily related to unrealized depreciation on our loan portfolio of $22.5 million, offset by $23.8 million of unrealized appreciation on our equity investments. During the year ended December 31, 2020, we recognized realized losses of $10.0 million, primarily related to the $9.1 million loss on the restructuring of our debt investment in Constellis Holdings, LLC. Our common equity investment in Pfanstiehl Holdings, Inc. experienced unrealized gains of $24.2 million during the year ended December 31, 2020.
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
Losses on Extinguishment of Debt.
Year ended December 31, 2022
During the year ended December 31, 2022, we redeemed $19.0 million of SBA debentures and, as a result, we recognized losses on extinguishment of debt of $0.1 million related to the acceleration of unamortized deferred borrowing costs on the redeemed debentures.
Year ended December 31, 2021
During the year ended December 31, 2021, we redeemed $35.4 million of SBA debentures that were contractually due September 1, 2022, September 1, 2024 and September 1, 2025. We recognized losses on extinguishment of debt of $0.3 million related to the charge-off of deferred borrowing costs on the redeemed debentures.
During the year ended December 31, 2021, we redeemed $177.9 million of Unsecured Notes that were contractually due in 2023, 2025 and 2026. We recognized losses on extinguishment of debt of $4.3 million related to the charge-off of deferred borrowing costs on the redeemed notes.
Year ended December 31, 2020
During the year ended December 31, 2020, we redeemed $44.6 million of SBA debentures that were contractually due September 1, 2023, March 1, 2024 and September 1, 2024. We recognized losses on extinguishment of debt of $0.7 million related to the charge-off of deferred borrowing costs on the redeemed debentures.
During the year ended December 31, 2020, the BLA with Pacific Western Bank was amended to reduce the total commitment under the PWB Credit Facility from $100.0 million to $20.0 million. We recognized a loss on extinguishment of debt of $0.1 million related to the charge-off of deferred borrowing costs on the commitment reduction.
Non-GAAP Financial Measure – Adjusted Net Investment Income
On a supplemental basis, we disclose Adjusted NII (including on a per share basis), which is a financial measure calculated and presented on basis other than in accordance with GAAP. Adjusted NII represents net investment income, excluding the capital gains incentive fee, in periods in which such expense occurs. GAAP requires recognition of a capital gains incentive fee in our financial statements when aggregate net realized and unrealized capital gains, if any, on a cumulative basis is positive from the date of the election to be a BDC through the reporting date. Such fees are subject to further conditions specified in the Investment Advisory Agreement, principally related to the realization of such net gains, before OFS Advisor is entitled to payment, and such recognized fees are subject to the risk of reversal should unrealized gains diminish to become losses. Management believes that Adjusted NII is a useful indicator of operations exclusive of any net capital gains incentive fee, as net investment income does not include the net gains, realized or unrealized, associated with the capital gains incentive fee.
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
The following table provides a reconciliation from net investment income (the most comparable GAAP measure) to Adjusted NII for the years ended December 31, 2022 and December 31, 2021 (dollar amounts in thousands, except per share data):

	Years Ended December 31,
	2022		2021
	(000's)	Per Share	(000's)	Per Share
Net investment income	$18,352	$1.37	$13,450	$1.00
Capital Gains Fee	(1,916)	(0.14)	1,916	0.14
Adjusted NII	$16,436	$1.23	$15,366	$1.14
For the year ended December 31, 2021, the Capital Gains Fee of $1.9 million was primarily due to net unrealized appreciation of $49.8 million on the investment portfolio at December 31, 2021, partially offset by cumulative net realized losses of $40.2 million. During the year ended December 31, 2022, we reversed the previously accrued Capital Gains Fees of $1.9 million due to a reduction in net unrealized appreciation on the investment portfolio.

Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Comparison of the three months ended December 31, 2022 and September 30, 2022. Consolidated operating results for the three months ended December 31, 2022 and September 30, 2022, are as follows (in thousands):

	Three Months Ended
	December 31, 2022	September 30, 2022
Investment income
Interest income:
Cash interest income	$9,954	$9,020
PIK interest income	92	104
Net Loan Fee amortization	408	541
Accretion of interest income on CLO subordinated notes	3,009	2,862
Other interest income	56	23
Total interest income	13,519	12,550
Dividend income:
Preferred equity PIK dividends	236	230
Cash dividends	136	49
Total dividend income	372	279
Fee income:
Management and syndication	—	136
Prepayment and other fees	107	403
Total fee income	107	539
Total investment income	13,998	13,368
Total expenses	9,272	8,996
Net investment income	4,726	4,372
Net loss on investments	(2,292)	(13,930)
Net increase (decrease) in net assets resulting from operations	$2,434	$(9,558)
During the three months ended December 31, 2022, total interest income increased $1.0 million compared to the three months ended September 30, 2022, primarily due to an increase in our weighted-average realized yield to 11.7% from 10.8% in the prior quarter. The increase in the weighted-average realized yield was primarily due to the increase in LIBOR and SOFR base rates on our debt investments.
Expenses. Operating expenses for the three months ended December 31, 2022 and September 30, 2022 are presented below (in thousands):

	Three Months Ended
	December 31, 2022	September 30, 2022
Interest expense	$4,801	$4,657
Management fees	1,918	1,986
Income Incentive Fee	1,183	1,093
Professional fees	453	396
Administration fees	433	435
Other expenses	484	429
Total expenses	$9,272	$8,996
During the three months ended December 31, 2022, total expenses increased $0.3 million compared to the prior quarter, primarily due to an increase in interest expense related to SOFR rate increases on our BNP Facility. During the three months ended December 31, 2022, other expenses increased primarily due to the accrual of excise taxes.

Net realized and unrealized gain (loss) on investments. Net gain (loss) by investment type for the three months ended December 31, 2022 and September 30, 2022 were as follows (in thousands):

	Three Months Ended
	December 31, 2022	September 30, 2022
Senior secured debt	$(689)	$(4,587)
Subordinated debt	(3,049)	(3,029)
Preferred equity	483	1,321
Common equity, warrants and other	2,779	(8,190)
Structured Finance Securities	(1,612)	115
Income tax (benefit) expense on net realized investment gains (losses)	(210)	413
Deferred income tax benefit	6	27
Net loss on investments	$(2,292)	$(13,930)
Net gain (loss) on investments for the three months ended December 31, 2022
During the three months ended December 31, 2022, our portfolio experienced net losses of $2.3 million, primarily related to unrealized depreciation of $4.0 million on our debt and equity investments in a non-accrual portfolio company.
Net gain (loss) on investments for the three months ended September 30, 2022
Our portfolio experienced net losses of $13.9 million in the third quarter of 2022, primarily as a result of unrealized depreciation of $13.5 million on our debt and equity investments, which includes unrealized depreciation of $7.2 million on our Southern Technical Institute, LLC equity appreciation right investment in the post-secondary, for-profit education sector. This equity investment became impaired during the quarter ended September 30, 2022 due to an unexpected decision by the U.S. Department of Education impacting a significant source of revenue for the company. This is our only investment in the post-secondary, for-profit education sector. As of September 30, 2022, the value of our equity appreciation right in this portfolio company investment was $-0-.
During the quarter ended September 30, 2022, our four non-accrual loans experienced unrealized depreciation of $5.6 million, primarily due to unrealized depreciation of $3.0 million and $2.5 million on our debt investments in Eblens Holdings, Inc. and Envocore Holdings, LLC, respectively.
Non-GAAP Financial Measure – Adjusted Net Investment Income
The following table provides a reconciliation from net investment income (the most comparable GAAP measure) to Adjusted NII for the three months ended December 31, 2022 and September 30, 2022 (dollar amounts in thousands, except per share data):

	Three Months Ended
	December 31, 2022		September 30, 2022
	(000's)	Per Share	(000's)	Per Share
Net investment income	$4,726	$0.35	$4,372	$0.33
Capital Gains Fee	—	—	—	—
Adjusted NII	$4,726	$0.35	$4,372	$0.33

Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
Liquidity and Capital Resources
At December 31, 2022, we held cash and cash equivalents of $14.9 million, which includes cash and cash equivalents of $8.6 million held by SBIC I LP, our wholly owned SBIC, and $3.7 million held by OFSCC-FS. Our use of cash held by SBIC I LP is restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Under SBA regulations, any such distributions to the Parent from SBIC I LP are generally restricted to a statutory measure of undistributed accumulated earnings or regulatory capital of SBIC I LP, and may require the prior approval of the SBA. During the year ended December 31, 2022, the Parent received income distributions of $9.5 million from SBIC I LP. During the year ended December 31, 2021, the Parent also received a return of capital distribution of $9.5 million related to the redemption of debentures. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the year ended December 31, 2022, the Parent received $11.1 million in cash distributions from OFSCC-FS. At December 31, 2022, the Parent had $6.8 million of cash and cash equivalents available for general corporate activities, including approximately $4.2 million and $0 million held by SBIC I LP and OFSCC-FS, respectively, that was available for distribution to the Parent. The Parent may make unsecured loans to SBIC I LP, the aggregate of which cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP at December 31, 2022.
Additionally, at December 31, 2022, we had an unused commitment of $25.0 million under our PWB Credit Facility, as well as an unused commitment of $45.3 million under the BNP Facility, both of which are subject to borrowing base requirements and other covenants.
    As of December 31, 2022, the aggregate amount outstanding of the senior securities issued by us was $335.6 million, for which our asset coverage was 163%. The SBA debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. Based on fair values and equity capital at December 31, 2022, we could access all unused commitments under our credit facilities and remain in compliance with our asset coverage requirements.
We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies, selectively deploy capital in new investment opportunities in this challenging environment and satisfy our long-term cash requirements.
Sources and Uses of Cash and Cash Equivalents. We generate cash through operations from net investment income and the net liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including Net Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment, as well as accreted interest income on Structured Finance Securities, which may not coincide with cash distributions from these investments. As discussed in “Item 8. Financial Statements—Note 3”, we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which includes investment income that has not been received in cash. In addition, we must distribute substantially all our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. Historically, our distributions have been in excess of taxable income and we have a limited history of net taxable gains. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving lines of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash from net investment income(1)	$14,201	$15,111	$11,694
Net (purchases and originations) repayments of portfolio investments(1)	(11,255)	(27,120)	68,931
Net cash provided by (used in) operating activities	2,946	(12,009)	80,625
Proceeds from issuance of the Unsecured Notes, net of discounts	—	175,506	24,250
Redemptions of Unsecured Notes	—	(177,850)	—
Distributions paid to stockholders	(15,385)	(12,071)	(11,365)
Net borrowings (repayments) under revolving line of credits	4,700	67,950	(24,400)
Repayment of SBA debentures	(19,000)	(35,350)	(44,610)
Payment of debt issuance costs and other financing costs	(1,372)	(836)	(239)
Net cash provided (used) by financing activities	(31,057)	17,349	(56,364)
Net increase (decrease) in cash	$(28,111)	$5,340	$24,261
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
During the year ended December 31, 2022, cash decreased $33.5 million compared to the prior year, primarily due to the use of $31.1 million in financing activities. Our net cash used by financing activities primarily related to the redemption of $19.0 million in SBA debentures and $15.4 million of distributions paid to stockholders, respectively.
During the year ended December 31, 2021, cash increased $5.3 million compared to the prior year, primarily due to additional debt borrowings, partially offset by an increase in purchases of portfolio investments.
Borrowings
SBA Debentures. SBIC I LP has a SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures. These debentures are non-recourse to us, and bear interest payable semi-annually. The following table shows our outstanding SBA debentures payable as of December 31, 2022 and 2021 (dollar amounts in thousands):

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	December 31, 2022	December 31, 2021
March 25, 2015	March 1, 2025	2.872%	$50,920	$65,920
September 23, 2015	September 1, 2025	3.184	—	4,000
SBA debentures outstanding			50,920	69,920
Unamortized debt issuance costs			(223)	(555)
SBA debentures outstanding, net of unamortized debt issuance costs			$50,697	$69,365
As part of our plans to focus on providing first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to their scheduled maturity dates.
During the year ended December 31, 2022, SBIC I LP redeemed $19.0 million of SBA debentures that were contractually due March 1, 2025 and September 1, 2025. We recognized losses on extinguishment of debt of $0.1 million related to the charge-off of deferred borrowing costs on the prepaid debentures.
On March 1, 2023, SBIC I LP prepaid $5.0 million of SBA debentures that were contractually due March 1, 2025.
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
At December 31, 2022, the BLA contained customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees, and a maximum ratio of total liabilities divided by NAV. The BLA also contained customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2022, we were in compliance with the applicable covenants.

As of December 31, 2022, the terms of the PWB Credit Facility were as follows (dollar amounts in thousands):

	Maximum Availability	Floor Rate	Interest Rate	Unused Fee	Maturity Date
PWB Credit Facility	$25,000	4.00%	Prime + 0.25%	0.50%	February 28, 2024
    As of December 31, 2022, availability under the PWB Credit Facility was $25.0 million, based on the stated advance rate of 50% under the borrowing base, and a $0 outstanding balance.
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
On April 22, 2022, we amended the PWB Credit Facility to: (i) increase the maximum amount available under the PWB Credit Facility from $25.0 million to $35.0 million; and (ii) extend the maturity date of the PWB Credit Facility from February 28, 2023 to February 28, 2024.
On December 15, 2022, we amended the PWB Credit Facility to: (i) reduce the maximum amount available under the PWB Credit Facility from $35.0 million to $25.0 million; and (ii) eliminate the No Net Losses covenant, which restricted net losses (defined as income after adjustments to the investment portfolio for gains and losses, realized and unrealized, also shown as net increase (decrease) in net assets resulting from operations) in more than two quarters during the prior four quarters then ended.
BNP Facility. On June 20, 2019, we entered into the a revolving credit and security agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator, which provides for borrowings in an aggregate principal amount up to $150.0 million. Borrowings under the BNP Facility bear interest of SOFR plus an applicable spread, which is determined on the basis of industry-recognized portfolio company metrics at the time of funding. The BNP Facility also contains customary events of default, including, without limitation, nonpayment, failure to maintain valid ownership interest in all of the collateral and bankruptcy. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS.
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
    As of December 31, 2022, the BNP Facility had the following terms and balances (dollar amounts in thousands):

	Principal	Unused Commitment	Interest Rate	Maturity
BNP Facility	$104,700	$45,300	SOFR + 2.65%	June 20, 2027

Unsecured Notes. The Unsecured Notes totaled $180.0 million and $180.0 million in aggregate principal debt at December 31, 2022 and 2021, respectively.
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
In order to, among other things, reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase the Unsecured Notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. No shares of Unsecured Notes were repurchased during the years ended December 31, 2022 and 2021.
    As of December 31, 2022, the Unsecured Notes had the following terms and balances (dollar amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate(1)	Effective Interest Rate(2) (%)	Maturity(3)
Unsecured Notes Due February 2026	$125,000	4.75%	5.39%	2/10/2026
Unsecured Notes Due October 2028	55,000	4.95	5.32	10/31/2028
Total	$180,000
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2022 was 4.81%.
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
The average dollar borrowings and average interest rate for all debt the years ended December 31, 2022, 2021 and 2020, were as follows (dollar amounts in thousands):

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2022	$358,337	4.75%
December 31, 2021	344,241	5.09
December 31, 2020	347,229	5.42
Other Liquidity Matters. We expect to fund the growth of our investment portfolio utilizing future equity offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. On July 13, 2022, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current NAV per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale). We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of certain portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
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
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of Section 61(a)(2) of the 1940 Act and, as a result, effective May 3, 2019, the asset coverage ratio test applicable to us was decreased from 200% to 150%. See “Item 1A. Risk Factors — Risks Related to our Business and Structure — Because we received the approval of our Board, we became subject to 150% Asset Coverage effective May 3, 2019.” Additionally, effective November 26, 2013, we received exemptive relief from the SEC to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations and Off-Balance Sheet Arrangements
At December 31, 2022, we had $14.9 million of cash and cash equivalents, as well as $25.0 million and $45.3 million of unfunded commitments under our PWB Credit Facility and BNP Facility, respectively, to meet our short-term contractual obligations. At December 31, 2022, we had $32.2 million of outstanding commitments to fund portfolio investments that can be funded with our current cash or credit facilities. Long-term contractual obligations, such as our BNP Facility that matures in 2027 and has $104.7 million outstanding at December 31, 2022, can be repaid by selling OFSCC-FS portfolio investments that have a fair value of $168.0 million at December 31, 2022. The OFSCC-FS portfolio is primarily comprised of Broadly Syndicated Loans that can be sold over a relatively short period to generate cash. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future.
At December 31, 2022, we have $50.9 million of outstanding SBA debentures that mature in 2025, which we may repay prior to their maturity dates by using proceeds from investment repayments. The SBIC I LP investment portfolio has a fair value of $167.2 million at December 31, 2022.
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
Our Board maintains a variable dividend policy with the objective of distributing quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, during the year, we may pay a special dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended

December 31, 2022, 2021 and 2020, we accrued U.S. federal excise taxes of $0.1 million, $0, and $0, respectively. Each year, a statement on Form 1099-DIV identifying the source of the distribution is distributed to the Company’s stockholders.
For a detailed description of our distributions paid for the years ended December 31, 2022, 2021 and 2020, see “Item 8.—Financial Statements–Note 10.”
Recent Developments
On February 28, 2023, our Board declared a distribution of $0.33 per share for the first quarter of 2022, payable on March 31, 2023 to stockholders of record as of March 24, 2023.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, rising interest rates and the risk of recession has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I - 1A. Risk Factors”.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the year ended December 31, 2022 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any further interest rate increases approved by the U.S. Federal Reserve, and rising inflation rates may affect both our cost of funding and the valuation of our investment portfolio. As of December 31, 2022, 94% of our debt investments, at fair value, bore interest at floating interest rates. Historically, the interest rates on our debt investments bearing floating interest rates have been based on a floating LIBOR, but will continue to transition away from LIBOR to SOFR, and typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis.
As of December 31, 2022, our outstanding SBA debentures and Unsecured Notes bore interest at a fixed rate. Our PWB Credit Facility and BNP Facility had floating interest rate provisions based on the Prime Rate and SOFR, respectively.
    Interest rate sensitivity refers to the change in interest income and interest expense that may result from changes in the level of interest rates. Assuming that the consolidated balance sheet as of December 31, 2022, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Basis point increase	Interest income	Interest expense	Net change
25	$2,141	$(159)	$1,982
50	3,043	(421)	2,622
75	3,945	(683)	3,262
100	4,848	(944)	3,904
125	5,750	(1,206)	4,544

Basis point decrease	Interest income	Interest expense	Net change
25	$(760)	$364	$(396)
50	(1,441)	626	(815)
75	(2,113)	888	(1,225)
100	(2,973)	1,150	(1,823)
125	(3,834)	1,411	(2,423)
Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes as of December 31, 2022, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

ITEM 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFS Capital Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of OFS Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2022 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2022, by correspondence with custodians, agents, or portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Evaluation of the fair value of Portfolio Company Investments using unobservable inputs
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company measures its investments at fair value. For those investments where the valuation is based on less observable or unobservable inputs, the Company’s determination of fair value requires more judgment. The majority of the Company’s investments are debt or equity investments in a portfolio company, excluding Structured Finance Securities, (collectively, Portfolio Company Investments), valued using unobservable inputs which the Company measures using either the income approach or market approach. As of December 31, 2022, the fair value of such investments was $381.2 million.
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
Accompanying Supplementary Information
We have also previously audited, in accordance with the standards of the PCAOB, the statements of assets and liabilities of the Company, including the schedules of investments, as of December 31, 2020 and 2019, and the related statements of operations and cash flows for the years then ended and the related statements of changes in net assets for each of the years in the two-year period ended December 31, 2020 (none of which is presented herein), and we expressed unqualified opinions on those financial statements. The senior securities information as of December 31, 2022, 2021, 2020 and 2019 included in Part II, Item 5 of the Annual Report on Form 10-K of the Company under the caption “Senior Securities” (the senior securities table) has been subjected to audit procedures performed in conjunction with the audits of the Company’s consolidated financial statements. The senior securities table is the responsibility of the Company’s management. Our audit procedures included determining whether the senior securities table reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the senior securities table. In forming our opinion on the senior securities table, we evaluated whether the senior securities table, including its form and content, is presented in conformity with the instructions to Form N-2. In our opinion, the senior securities table as of December 31, 2022, 2021, 2020 and 2019 is fairly stated in all material respects in relation to the consolidated financial statements as a whole.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 3, 2023

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	December 31,
	2022	2021
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $446,620 and $428,398 respectively)	$402,771	$421,567
Affiliate investments (amortized cost of $18,100 and $17,650, respectively)	96,701	72,584
Control investments (amortized cost of $10,160 and $11,264, respectively)	1,104	12,948
Total investments, at fair value (amortized cost of $474,880 and $457,312, respectively)	500,576	507,099
Cash	14,937	43,048
Receivable for investments sold	—	14,893
Interest receivable	2,202	1,475
Prepaid expenses and other assets	3,002	2,533
Total assets	$520,717	$569,048

Liabilities
Revolving lines of credit	$104,700	$100,000
SBA debentures (net of deferred debt issuance costs of $223 and $555, respectively)	50,697	69,365
Unsecured Notes (net of discounts and deferred debt issuance costs of $3,647 and $4,554, respectively)	176,353	175,446
Interest payable	3,947	3,685
Payable to investment adviser and affiliates (Note 3)	3,909	6,217
Payable for investments purchased	—	8,788
Accrued professional fees	444	452
Other liabilities	244	1,351
Total liabilities	$340,294	$365,304

Commitments and contingencies (Note 6)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 and 13,422,413 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	134	134
Paid-in capital in excess of par	184,841	185,113
Total distributable earnings (accumulated losses)	(4,552)	18,497
Total net assets	$180,423	$203,744

Total liabilities and net assets	$520,717	$569,048

Number of shares outstanding	13,398,078	13,422,413
Net asset value per share	$13.47	$15.18

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Investment income
Interest income:
Non-control/non-affiliate investments	$46,117	$37,350	$34,278
Affiliate investments	—	3,686	7,549
Control investments	141	1,348	1,217
Total interest income	46,258	42,384	43,044
Dividend income:
Non-control/non-affiliate investments	800	888	—
Affiliate investments	568	1,143	955
Control investments	45	136	—
Total dividend income	1,413	2,167	955
Fee income:
Non-control/non-affiliate investments	1,067	2,485	945
Affiliate investments	—	653	465
Control investments	6	74	66
Total fee income	1,073	3,212	1,476
Total investment income	48,744	47,763	45,475

Expenses
Interest and financing expense	17,025	17,515	18,808
Management fees	7,979	7,669	7,605
Income Incentive Fee	2,276	2,352	2,025
Capital Gains Fee	(1,916)	1,916	—
Professional fees	1,608	1,670	1,993
Administration fees	1,742	1,758	1,855
Other expenses	1,678	1,433	1,335
Total expenses before Income Incentive Fee waiver	30,392	34,313	33,621
Income Incentive Fee waiver (Note 3)	—	—	(441)
Total expenses, net of Income Incentive Fee waiver	30,392	34,313	33,180
Net investment income	18,352	13,450	12,295

Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(2,163)	(27,114)	(10,021)
Net realized gain on affiliate investments	—	7,545	—
Net realized gain on control investment	278	—	—
Income tax benefit (expense) on net realized investment gains	155	(1,027)	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	(42,110)	38,551	(11,295)
Net unrealized appreciation on affiliate investments	23,667	28,153	12,633
Net unrealized appreciation (depreciation) on control investment	(5,648)	1,783	1,704
Deferred tax benefit on net unrealized appreciation/depreciation	27	114	275
Net gain (loss) on investments	(25,794)	48,005	(6,704)
Loss on extinguishment of debts	(144)	(4,591)	(820)
Loss on impairment of goodwill	—	—	(1,077)
Net increase (decrease) in net assets resulting from operations	$(7,586)	$56,864	$3,694

Net investment income per common share - basic and diluted	$1.37	$1.00	$0.92
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$(0.57)	$4.24	$0.28
Distributions declared per common share	$1.16	$0.91	$0.86
Basic and diluted weighted average common shares outstanding	13,417,410	13,413,861	13,394,005

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (accumulated losses)	Total net assets
Balances at December 31, 2019	—	$—	13,376,836	$134	$187,305	$(20,812)	$166,627
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	12,295	12,295
Net realized losses on investments, net of taxes	—	—	—	—	—	(10,022)	(10,022)
Unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	3,318	3,318
Loss on extinguishment of debts	—	—	—	—	—	(820)	(820)
Loss on impairment of goodwill	—	—	—	—	—	(1,077)	(1,077)
Tax reclassifications of permanent differences	—	—	—	—	(331)	331	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions, net of repurchases	—	—	32,723	—	150	—	150
Dividends declared	—	—	—	—	—	(11,515)	(11,515)
Net increase (decrease) for the year ended December 31, 2020	—	—	32,723	—	(181)	(7,490)	(7,671)
Balances at December 31, 2020	—	$—	13,409,559	$134	$187,124	$(28,302)	$158,956

Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	13,450	13,450
Net realized losses on investments, net of taxes	—	—	—	—	—	(20,596)	(20,596)
Unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	68,601	68,601
Loss on extinguishment of debts	—	—	—	—	—	(4,591)	(4,591)
Tax reclassifications of permanent differences	—	—	—	—	(2,142)	2,142	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	13,554	—	136	—	136
Dividends declared	—	—	—	—	—	(12,207)	(12,207)
Repurchase of common stock	—	—	(700)	—	(5)	—	(5)
Net increase (decrease) for the year ended December 31, 2021	—	—	12,854	—	(2,011)	46,799	44,788
Balances at December 31, 2021	—	$—	13,422,413	$134	$185,113	$18,497	$203,744

Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—	18,352	18,352
Net realized losses on investments, net of taxes	—	—	—	—	—	(1,730)	(1,730)
Unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(24,064)	(24,064)
Loss on extinguishment of debts	—	—	—	—	—	(144)	(144)
Tax reclassifications of permanent differences	—	—	—	—	(101)	101	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	17,919	—	179	—	179
Dividends declared	—	—	—	—	—	(15,564)	(15,564)
Repurchase of common stock	—	—	(42,254)	—	(350)	—	(350)
Net decrease for the year ended December 31, 2022	—	—	(24,335)	—	(272)	(23,049)	(23,321)
Balances at December 31, 2022	—	$—	13,398,078	$134	$184,841	$(4,552)	$180,423
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(7,586)	$56,864	$3,694
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	1,885	19,568	10,022
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	24,064	(68,601)	(3,318)
Income tax (benefit) expense from realized gains on investments	(155)	1,027	—
Loss on extinguishment of debts	144	4,591	820
Loss on impairment of goodwill	—	—	1,077
Amortization and write-off of deferred offering costs	1,549	1,969	1,690
Amortization of intangible asset	409	222	206
Amortization of Net Loan Fees	(1,738)	(2,442)	(1,640)
Amendment fees collected	206	265	106
Payment-in-kind interest and dividend income	(976)	(2,141)	(1,971)
Accretion of interest income on Structured Finance Securities	(10,656)	(9,861)	(5,877)
Purchase and origination of portfolio investments	(154,167)	(268,901)	(130,399)
Proceeds from principal payments on portfolio investments	88,673	200,713	129,580
Proceeds from sale or redemption of portfolio investments	46,617	52,789	70,771
Distributions received from Structured Finance Securities	12,173	12,656	6,709
Changes in operating assets and liabilities:
Interest receivable	(727)	(177)	2,051
Interest payable	262	509	(523)
Receivable for investments sold	14,893	(14,893)	—
Payable to investment adviser and affiliates	(2,308)	2,965	(854)
Payable for investments purchased	(8,788)	377	(1,853)
Other assets and liabilities	(828)	492	334
Net cash provided by (used in) operating activities	2,946	(12,009)	80,625
Cash flows from financing activities
Proceeds from offerings of Unsecured Notes, net of discounts	—	175,506	24,250
Redemptions of Unsecured Notes	—	(177,850)	—
Distributions paid to stockholders	(15,385)	(12,071)	(11,365)
Borrowings under revolving lines of credit	59,450	145,350	86,200
Repayments under revolving lines of credit	(54,750)	(77,400)	(110,600)
Repayments of SBA debentures	(19,000)	(35,350)	(44,610)
Payments of deferred debt issuance costs and other financing costs	(1,372)	(836)	(239)
Net cash provided by (used in) financing activities	(31,057)	17,349	(56,364)
Net increase (decrease) in cash	(28,111)	5,340	24,261
Cash — beginning of year	43,048	37,708	13,447
Cash — end of year	$14,937	$43,048	$37,708
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$15,214	$15,037	$17,641
Reinvestment of stockholder distributions	179	136	150
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
Senior Secured Loan		10.39%	L+	6.00%	1/28/2022	11/16/2027	$8,910	$8,854	$8,821	4.9%

AIDC Intermediateco 2, LLC (15)	Computer Systems Design Services
Senior Secured Loan		10.44%	SOFR+	6.25%	7/22/2022	7/22/2027	2,000	1,959	1,943	1.1

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		10.23%	SOFR+	5.50%	3/2/2021	2/10/2027	3,768	3,763	3,103	1.7

All Star Auto Lights, Inc. (4) (15) (21)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		12.00%	L+	7.25%	12/19/2019	8/20/2025	23,098	22,863	22,890	12.7
Senior Secured Loan		11.76%	L+	7.25%	8/4/2022	8/20/2025	4,975	4,889	4,930	2.7
							28,073	27,752	27,820	15.4

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		13.23%	L+	8.50%	1/31/2022	9/14/2029	3,000	2,680	2,246	1.2

Asurion, LLC (14)	Communication Equipment Repair and Maintenance
Senior Secured Loan		9.63%	L+	5.25%	6/28/2022	1/31/2028	2,000	1,766	1,572	0.9

Atlantis Holding, LLC (14) (15)	Electronics and Appliance Stores
Senior Secured Loan		11.83%	SOFR+	7.25%	3/29/2022	3/31/2029	8,316	8,037	8,102	4.5

Avison Young (22)	Nonresidential Property Managers
Senior Secured Loan		10.19%	SOFR+	5.75%	11/25/2021	1/31/2026	3,946	3,926	3,475	1.9
Senior Secured Loan (15)		11.44%	SOFR+	7.00%	8/19/2022	1/31/2026	798	755	732	0.4
							4,744	4,681	4,207	2.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		13.23%	L+	8.50%	6/10/2021	6/11/2028	$4,962	$4,904	$4,861	2.7%
Senior Secured Loan (Delayed Draw) (5)		13.23%	L+	8.50%	6/10/2021	6/11/2028	3,988	3,883	3,814	2.1
							8,950	8,787	8,675	4.8

BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		11.98%	L+	7.25%	2/2/2022	6/8/2029	1,667	1,641	1,540	0.9

Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (15)		11.33%	SOFR+	6.50%	2/25/2022	2/25/2027	9,548	9,469	9,201	5.1
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	1.00%	2/25/2022	2/25/2027	—	(11)	(47)	—
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	1,098	0.6
							9,548	10,748	10,252	5.7

Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	32	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		11.07%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,849	5,767	3.2

Creation Technologies (15) (22)	Bare Printed Circuit Board Manufacturing
Senior Secured Loan		9.25%	L+	5.50%	9/24/2021	10/5/2028	1,990	1,977	1,854	1.0

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		12.32%	SOFR+	8.00%	3/9/2022	5/25/2026	252	246	240	0.1
Senior Secured Loan (6)		7.57%	SOFR+	3.25%	11/19/2019	8/24/2026	1,935	1,935	248	0.1
							2,187	2,181	488	0.2

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
East West Manufacturing (15)	Fluid Power Pump and Motor Manufacturing
Senior Secured Loan		10.07%	SOFR+	5.75%	2/11/2022	12/22/2028	$1,950	$1,933	$1,873	1.0%
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	SOFR+	2.88%	2/11/2022	12/22/2028	—	(3)	(11)	—
							1,950	1,930	1,862	1.0
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		12.88%	L+	8.50%	4/8/2021	6/26/2026	3,679	3,360	3,468	1.9

EnergySolutions, LLC (15)	Hazardous Waste Treatment and Disposal
Senior Secured Loan		8.48%	L+	3.75%	7/8/2021	5/9/2025	1,768	1,765	1,652	0.9

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4) (19)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50%	N/A		6/30/2017	12/31/2025	6,359	6,359	6,359	3.5
Senior Secured Loan (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	7,098	6,584	2,887	1.6
Senior Secured Loan (Revolver) (5)		n/m (18)	N/A		11/29/2021	12/31/2025	—	—	—	—
Equity Participation Rights (10) (23)					12/31/2021			4,722	—	—
							13,457	17,665	9,246	5.1
Excelin Home Health, LLC (4)	Home Health Care Services
Senior Secured Loan		14.23% cash / 1.25% PIK	L+	9.50%	10/25/2018	9/30/2025	4,277	4,210	3,987	2.2

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units) (10)					12/29/2017			450	—	—
Common Equity (40,984 Class B units) (10)					12/29/2017			50	—	—
								500	—	—
Honor HN Buyer Inc (15)	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		10.48%	SOFR+	5.75%	10/15/2021	10/15/2027	6,532	6,428	6,426	3.6
Senior Secured Loan (Delayed Draw) (5)		10.48%	SOFR+	5.75%	10/15/2021	10/15/2027	1,904	1,812	1,762	1.0
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	5.75%	10/15/2021	10/15/2027	—	(12)	(12)	—
							8,436	8,228	8,176	4.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		10.50%	L+	6.75%	1/27/2022	3/2/2029	$4,000	$4,000	$3,732	2.1%

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan (11)		12.15% cash / 2.00% PIK	L+	7.00%	10/1/2018	10/1/2024	14,868	14,669	14,868	8.2
Senior Secured Loan (Revolver) (5)		n/m (18)	L+	7.00%	10/1/2018	10/1/2024	—	(73)	—	—
							14,868	14,596	14,868	8.2

Ivanti Software, Inc. (14) (15)	Software Publishers
Senior Secured Loan		9.01%	L+	4.25%	3/26/2021	12/1/2027	2,963	2,972	2,359	1.3

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		9.91%	L+	5.50%	1/14/2021	11/15/2025	5,369	5,227	4,622	2.6

Karman Buyer Corp (14) (15)	Advertising Agencies
Senior Secured Loan		8.28%	L+	4.50%	3/2/2022	10/28/2027	2,284	2,256	1,898	1.1

KNS Acquisition Corp. (15)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		10.42%	L+	6.25%	4/16/2021	4/21/2027	6,781	6,747	6,515	3.6

Kreg LLC (15)	Other Ambulatory Health Care Services
Senior Secured Loan		10.98% cash / 0.50% PIK	SOFR+	6.25%	12/20/2021	12/20/2026	16,550	16,452	15,675	8.7
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	6.25%	12/20/2021	12/20/2026	—	(8)	(71)	—
							16,550	16,444	15,604	8.7
LogMeIn, Inc. (14) (15)	Data Processing, Hosting, and Related Services
Senior Secured Loan		9.14%	L+	4.75%	3/26/2021	8/31/2027	2,946	2,945	1,909	1.1

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Metasource (15)	All Other Business Support Services
Senior Secured Loan		10.69%	SOFR+	6.25%	5/17/2022	5/17/2027	$2,779	$2,754	$2,592	1.4%
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(8)	(81)	—
							2,779	2,746	2,511	1.4

Milrose Consultants, LLC (4) (21)	Administrative Management and General Management Consulting Services
Senior Secured Loan (15)		11.33%	SOFR+	6.50%	7/16/2019	7/16/2025	27,172	27,151	26,700	14.8
Senior Secured Loan (Revolver) (5)		11.33%	SOFR+	6.50%	7/16/2019	7/16/2025	476	470	448	0.2
							27,648	27,621	27,148	15.0

One GI LLC	Offices of Other Holding Companies
Senior Secured Loan (15)		11.13%	L+	6.75%	12/13/2021	12/22/2025	7,508	7,395	7,039	3.9
Senior Secured Loan (Delayed Draw) (5) (15)		11.14%	L+	6.75%	12/13/2021	12/22/2025	3,946	3,866	3,698	2.0
Senior Secured Loan (Revolver) (5)		n/m (18)	L+	6.75%	12/13/2021	12/22/2025	—	(21)	(90)	—
							11,454	11,240	10,647	5.9

Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC)	Software Publishers
Senior Secured Loan (6)		4.00%	N/A		3/13/2018	1/1/2024	16,648	14,113	6,864	3.8

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units) (10) (13)					9/30/2017			499	967	0.5

RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Senior Secured Loan		11.23%	L+	6.50%	6/24/2022	7/30/2029	1,125	1,083	1,064	0.6

Reception Purchaser LLC (15)	Transportation and Warehousing
Senior Secured Loan		10.42%	SOFR+	6.00%	4/28/2022	3/24/2028	2,548	2,514	2,501	1.4

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			492	406	0.2

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

RSA Security (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		9.11%	L+	4.75%	4/16/2021	4/27/2028	$2,769	$2,756	$1,931	1.1%
Senior Secured Loan		12.11%	L+	7.75%	4/16/2021	4/27/2029	4,450	4,400	3,350	1.9
							7,219	7,156	5,281	3.0
RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
Senior Secured Loan		12.98%	L+	8.25%	8/31/2021	8/31/2026	3,985	3,817	3,617	2.0
Senior Secured Loan (Delayed Draw) (5)		12.98%	L+	8.25%	8/31/2021	8/31/2026	1,202	1,186	1,042	0.6
Warrants (warrants to purchase up to $600,000 in common stock)					8/31/2021	7/25/2023 (12)		200	—	—
							5,187	5,203	4,659	2.6
Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (1,603 Series B units)					9/4/2020			160	80	—

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		7.89%	L+	3.50%	3/25/2021	4/3/2028	1,822	1,807	1,566	0.9

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.) (15)	Child Day Care Services
Senior Secured Loan		12.98%	L+	8.25%	7/26/2018	7/30/2026	6,399	6,375	6,182	3.4

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		9.98%	SOFR+	5.25%	8/26/2019	8/26/2024	9,675	9,643	9,513	5.3
Senior Secured Loan		9.98%	SOFR+	5.25%	12/31/2020	8/26/2024	1,045	1,041	1,028	0.6
Senior Secured Loan		9.98%	SOFR+	5.25%	12/8/2021	8/26/2024	2,633	2,617	2,589	1.4
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	5.25%	8/26/2019	8/26/2024	—	(2)	(11)	—
							13,353	13,299	13,119	7.3
SS Acquisition, LLC (15)	Sports and Recreation Instruction
Senior Secured Loan (8)		11.10%	SOFR+	6.85%	12/30/2021	12/30/2026	3,042	3,017	2,988	1.7
Senior Secured Loan (Delayed Draw) (5)		11.84%	SOFR+	7.59%	12/30/2021	12/30/2026	1,217	1,205	1,184	0.7
							4,259	4,222	4,172	2.4

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Staples, Inc. (14) (15) (22)	Business to Business Electronic Markets
Senior Secured Loan		9.44%	L+	5.00%	6/24/2019	4/16/2026	$2,900	$2,858	$2,689	1.5%

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		12.38%	L+	8.00%	5/15/2018	4/30/2026	9,073	9,071	9,073	5.0

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		11.38%	L+	7.00%	12/21/2021	12/22/2024	16,333	16,333	16,497	9.1
Senior Secured Loan (Revolver) (5)		n/m (18)	L+	7.00%	12/21/2021	12/22/2024	—	(31)	—	—
							16,333	16,302	16,497	9.1
Thryv, Inc. (14) (15)	Directory and Mailing List Publishers
Senior Secured Loan		12.88%	L+	8.50%	2/18/2021	3/1/2026	3,978	3,910	3,930	2.2

Tolemar Acquisition, INC. (15)	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		9.32%	L+	5.75%	10/14/2021	10/14/2026	15,504	15,445	15,504	8.6
Senior Secured Loan (Revolver) (5)		12.25%	Prime +	4.75%	10/14/2021	10/14/2026	438	428	438	0.2
							15,942	15,873	15,942	8.8

Tony's Fresh Market / Cardenas Markets (15)	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		11.44%	SOFR+	6.75%	7/20/2022	8/1/2029	5,985	5,647	5,532	3.1

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		12.91%	L+	8.50%	5/13/2021	11/2/2028	4,500	4,611	4,226	2.3

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			8	24	—
Warrants (3,976 units)					7/26/2012	4/16/2023 (12)		9	11	—
								17	35	—

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Yahoo / Verizon Media (14) (15)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		9.88%	L+	5.50%	7/21/2021	9/1/2027	$3,127	$3,100	$2,843	1.6%

Total Debt and Equity Investments							342,699	344,143	314,253	174.2%

Structured Finance Securities (22)
Apex Credit CLO 2020 (9) (16)
Subordinated Notes		19.26%			11/16/2020	10/20/2031	11,080	9,915	7,996	4.4%

Apex Credit CLO 2021 Ltd (9) (16)
Subordinated Notes		18.54%			5/28/2021	7/18/2034	8,630	7,198	6,141	3.4

Apex Credit CLO 2022-1A (9) (16)
Subordinated Notes		16.48%			4/28/2022	4/22/2033	10,726	8,389	8,611	4.8

Ares L CLO
Mezzanine Debt - Class E		9.73%	L+	5.65%	2/17/2022	1/15/2032	6,000	5,749	5,272	2.9

Barings CLO 2019-I Ltd.
Mezzanine Debt - Class E		10.94%	L+	6.86%	2/23/2022	4/15/2035	8,000	7,899	7,308	4.1

Battalion CLO XI, Ltd.
Mezzanine Debt - Class E		11.17%	L+	6.85%	4/24/2022	4/24/2034	6,000	5,855	5,445	3.0

Brightwood Capital MM CLO 2022-1, LTD (17)
Loan accumulation facility		14.50%			1/5/2022	12/31/2032	8,500	8,500	8,299	4.6

Dryden 53 CLO, LTD. (9) (16)

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Subordinated Notes - Income		23.00%			10/26/2020	1/15/2031	$2,700	$1,499	$1,029	0.5%
Subordinated Notes		22.97%			10/26/2020	1/15/2031	2,159	1,199	823	0.5
							4,859	2,698	1,852	1.0
Dryden 76 CLO, Ltd. (9) (16)
Subordinated Notes		19.75%			9/27/2019	10/20/2032	2,750	2,266	2,030	1.1

Elevation CLO 2017-7, Ltd. (7) (9) (16)
Subordinated Notes		0.00%			2/6/2019	7/15/2030	5,449	1,311	118	0.1

Flatiron CLO 18, Ltd. (9) (16)
Subordinated Notes		20.94%			1/2/2019	4/17/2031	9,680	6,907	5,587	3.1

Madison Park Funding XXIII, Ltd. (9) (16)
Subordinated Notes		23.69%			1/8/2020	7/27/2047	10,000	6,112	5,319	2.9

Madison Park Funding XXIX, Ltd. (9) (16)
Subordinated Notes		19.83%			12/22/2020	10/18/2047	9,500	6,459	5,645	3.1

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		13.03%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	945	874	0.5

Octagon Investment Partners 39, Ltd. (9) (16)
Subordinated Notes		18.97%			1/23/2020	10/20/2030	7,000	4,504	3,202	1.8

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine Debt - Class E		11.54%	L+	7.30%	1/26/2021	1/20/2034	1,000	978	910	0.5

Redding Ridge 4 (9) (16)
Subordinated Notes		17.49%			3/4/2021	4/15/2030	1,300	1,034	695	0.4

Regatta II Funding

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Mezzanine Debt - Class DR2		11.03%	L+	6.95%	6/5/2020	1/15/2029	$800	$778	$738	0.4%

Regatta XXII Funding Ltd
Mezzanine Debt - Class E		11.24%	SOFR+	7.19%	5/6/2022	7/20/2035	3,000	2,971	2,990	1.7

THL Credit Wind River 2019‐3 CLO Ltd. (9) (16)
Subordinated Notes		14.24%			4/5/2019	4/15/2031	7,000	5,347	3,926	2.2

Trinitas CLO VIII (9) (16)
Subordinated Notes		23.02%			3/4/2021	7/20/2117	5,200	3,060	2,216	1.2

Venture 45 CLO Ltd.
Mezzanine Debt - Class E		11.66%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,931	2,876	1.6

Wellfleet CLO 2018-2 (9) (16)
Subordinated Notes		23.88%			3/4/2021	10/20/2031	1,000	670	471	0.3

Total Structured Finance Securities							131,474	102,477	88,518	49.1

Total Non-control/Non-affiliate Investments							474,173	446,620	402,771	223.2

Affiliate Investments
Contract Datascan Holdings, Inc. (4) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			$6,315	$6,202	3.4%
Common Equity (11,273 shares) (10)					6/28/2016			104	510	0.3
								6,419	6,712	3.7
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	1,568	0.9

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Subordinated Loan (6) (11)		13.00% PIK	N/A	4/17/2015	7/20/2023	8,578	4,680	122	0.1%
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						8,578	8,163	122	0.1
Pfanstiehl Holdings, Inc. (4) (10) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	85,456	47.4

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	953	0.5

TRS Services, LLC (4) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			—	1,890	1.0
Common Equity (3,000,000 units)				12/10/2014			572	—	—
							572	1,890	1.0

Total Affiliate Investments						8,578	18,101	96,701	53.6

Control Investment
Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (6)		13.00% PIK	N/A	7/13/2017	10/3/2025	$4,945	$4,605	$1,104	0.6%
Subordinated Loan (6)		13.00% PIK	N/A	7/13/2017	10/3/2025	4,945	4,605	—	—
Common Equity (356 Class A units) (10)				10/3/2022			950	—	—
						9,890	10,160	1,104	0.6
Total Control Investment						9,890	10,160	1,104	0.6

Total Investments						$492,641	$474,880	$500,576	277.4%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)At December 31, 2022, the Company held loans with an aggregate principal amount of $312,595, or 87% of the total loan portfolio, that bear interest at a variable rate indexed to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2022. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)
(3)Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)Investments (or portion thereof) held by SBIC I LP. These assets are pledged as collateral of the SBA debentures and cannot be pledged under any debt obligation of the Company.
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of December 31, 2022, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)As of December 31, 2022, the effective accretable yield has been estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security's anticipated optional redemption, is less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions will be recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security's then-current amortized cost.
(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2022:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	11.10%	10.49%	0.61%
SS Acquisition, LLC (Delayed Draw)	11.84%	10.49%	1.35%
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
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2022:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	Senior Secured Loan	0% to 2.00%	12.15% to 14.15%	2.00%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	0% to 13.00%	13.00%
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
(17)Loan accumulation facilities are financing structures intended to aggregate loans that are expected to form part of the portfolio of a future CLO vehicle. Reported yields represent an estimated yield to be earned on the investment. Income notes associated with loan accumulation facilities generally pay returns equal to the income earned on facility assets, less costs of debt financing and manager costs and expenses. In January 2023, the Company prospectively adjusted the estimated yield on this position to 0.00% due to an adverse change in estimated cash flows in accordance with ASC 325-40. As of December 31, 2022, the fair value of the loan accumulation facility was determined by a probability weighted NAV analysis.
(18)Not meaningful as there is no outstanding balance on the revolver or delayed draw loan. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company holds at least one seat on the portfolio company’s board of directors.
(20)The Company has an observer seat on the portfolio company’s board of directors.
(21)Portfolio company at fair value represents greater than 5% of total assets at December 31, 2022.
(22)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2022, approximately 80% of the Company's assets were qualifying assets.
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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
EnergySolutions, LLC (14) (15)	Hazardous Waste Treatment and Disposal
Senior Secured Loan		4.75%	(L +3.75%)	7/8/2021	5/9/2025	$1,837	$1,833	$1,837	0.9%

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50%	N/A	12/31/2021	12/31/2025	6,424	6,424	6,424	3.2
Senior Secured Loan		10.00% PIK	N/A	12/31/2021	12/31/2026	6,424	6,424	4,645	2.3
Senior Secured Loan (Revolver) (5)		7.50%	N/A	11/29/2021	12/31/2025	563	563	563	0.3
Equity Participation Rights (23)				12/31/2021			4,722	—	—
						13,411	18,133	11,632	5.8
Excelin Home Health, LLC (4)	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	9/30/2025	4,250	4,182	4,250	2.1

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units) (10)				12/29/2017			450	77	—
Common Equity (40,984 Class B units) (10)				12/29/2017			50	3	—
							500	80	—
Honor HN Buyer Inc (15)	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		7.00%	(L +6.00%)	10/15/2021	10/15/2027	6,598	6,471	6,471	3.2
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	(L +6.00%)	10/15/2021	10/15/2027	—	(40)	(40)	—
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +6.00%)	10/15/2021	10/15/2027	—	(15)	(15)	—
						6,598	6,416	6,416	3.2
Hunter Fan Company (14) (15)	Small Electrical Appliance Manufacturing
Senior Secured Loan		5.75%	(L +5.00%)	8/10/2021	5/8/2028	4,988	4,997	4,997	2.5

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00% cash / 1.00% PIK	(L +8.00%)	10/1/2018	10/1/2024	15,260	15,030	15,260	7.5
Senior Secured Loan (Revolver) (5)		n/m (18)	(L +7.00%)	10/1/2018	10/1/2024	—	(13)	—	—
						15,260	15,017	15,260	7.5
Intouch Midco Inc. (15) (22)	All Other Professional, Scientific, and Technical Services
Senior Secured Loan		4.85%	(L +4.75%)	12/20/2019	8/24/2025	2,909	2,872	2,865	1.4

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2021
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Flatiron CLO 18, Ltd. (7)
Subordinated Notes		19.09%		1/2/2019	4/17/2031	$9,680	$6,942	$7,331	3.6%

Madison Park Funding XXIII, Ltd. (7)
Subordinated Notes		24.21%		1/8/2020	7/27/2047	10,000	6,370	7,211	3.5

Madison Park Funding XXIX, Ltd. (7)
Subordinated Notes		15.88%		12/22/2020	10/18/2047	9,500	6,899	7,001	3.4

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E		10.92%	(L +8.85%)	8/7/2020	8/20/2031	1,000	949	996	0.5

Octagon Investment Partners 39, Ltd. (7)
Subordinated Notes		17.69%		1/23/2020	10/20/2030	7,000	4,733	4,845	2.4

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine Debt - Class E		8.63%	(L +7.30%)	1/26/2021	1/20/2034	1,000	974	988	0.5

Redding Ridge 4 (7)
Subordinated Notes		18.02%		3/4/2021	4/15/2030	1,300	1,104	1,106	0.5

Regatta II Funding
Mezzanine Debt - Class DR2		13.42%	(L +6.95%)	6/5/2020	1/15/2029	800	737	795	0.4

THL Credit Wind River 2019‐3 CLO Ltd. (7)
Subordinated Notes		13.09%		4/5/2019	4/15/2031	7,000	5,710	5,231	2.6

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

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), generally between 0.75% and 1.0% at December 31, 2021, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $316,558 include LIBOR reference rate floor provisions of generally 0.75% to 1.0% at December 31, 2021, the reference rates on such instruments were generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2021. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.

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

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Master Cutlery, LLC	Senior Secured Loan	0% to 13.00%	0% to 13.00%	13.00%
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

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1. Organization
OFS Capital Corporation (and collectively with its subsidiaries, the “Company”), a Delaware corporation, is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of Code under the Internal Revenue Code of 1986, as amended (the “Code”).
The Company’s investment objective is to provide stockholders with both current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. In addition, the Company may invest in collateralized loan obligation (“CLO”) debt, subordinated (i.e., residual or equity) notes and loan accumulation facility securities (collectively referred to as “Structured Finance Securities”). OFS Capital Management, LLC (“OFS Advisor”), a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), a wholly owned subsidiary of Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations (“OFSAM”), manages the day-to-day operations of, and provides investment advisory services to, the Company.
OFS Advisor also serves as the investment adviser for Hancock Park Corporate Income, Inc. (“HPCI”), a Maryland corporation and a BDC. HPCI’s investment objective is similar to that of the Company. OFS Advisor also serves as the investment adviser for OFS Credit Company, Inc. (“OCCI”), a non-diversified, externally managed, closed-end management investment company that is registered as an investment company under the 1940 Act and that primarily invests in CLO debt and subordinated securities. Additionally, OFS Advisor serves as the investment adviser to separately-managed accounts and sub-advisor to investment companies managed by an affiliate.
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
The Company may make follow-on investments in current portfolio companies held through OFS SBIC I LP (“SBIC LP”), its wholly owned and consolidated investment company subsidiary licensed under the U.S. Small Business Administration’s (“SBA”) small business investment company program (“SBIC Program”). SBIC I LP is subject to SBA regulatory requirements, including limitations on the businesses and industries in which it can invest, requirements to invest at least 25% of its “regulatory capital” in “eligible smaller businesses”, as defined under the Small Business Investment Act of 1958, as amended (“SBIC Act”), limitations on the financing terms of investments, and capitalization thresholds that may limit distributions to the Company; and is subject to periodic audits and examinations of its financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including ASC Topic 946, Financial Services-Investment Companies, and the reporting requirements for Form 10-K, the 1940 Act, and Articles 6 and 12 of Regulation S-X. The consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP.
Reclassifications: Certain prior period amounts may have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes thereto. Reclassifications did not impact net increase (decrease) in net assets resulting from operations, total assets, total liabilities or total net assets, or consolidated statements of changes in net assets and consolidated statements of cash flows classifications.
Principles of consolidation: The Company consolidates majority-owned investment company subsidiaries. The Company does not own any controlled operating company whose business consists of providing services to the Company, which would also require consolidation. All intercompany balances and transactions are eliminated upon consolidation.
Fair value of financial instruments: The Company applies fair value accounting to all of its financial instruments in accordance with ASC Topic 820, Fair Value Measurements ("ASC" Topic 820"), which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

would use to value the financial instrument. Highest priority is given to prices for identical financial instruments quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using unobservable inputs), which comprise the majority of the Company’s investments. See Note 5 for details.
Changes to the Company's and OFS Advisor's valuation policies are reviewed and approved by management and the Company’s board of directors (the “Board”). As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, the Company will continue to refine its valuation methodologies.
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
Significant Subsidiaries: The Company evaluates the issuers of its Control Investments for significance in accordance with Rules 3-09 and 4-08(g) of Regulation S-X. No issuers of Control Investments were considered a significant subsidiary under these rules as of or for the years ended December 31, 2022, 2021 and 2020.
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
Cash: The Company’s cash balances are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and at times, such balances may be in excess of the FDIC insurance limits. The Company does not believe its cash balances are exposed to any significant credit risk. Cash includes aggregate amounts totaling $14,937 and $43,048 held in US Bank N.A. and Citibank N.A. money market deposit accounts as of December 31, 2022 and 2021, respectively. In addition, the Company’s use of cash held by SBIC I LP and OFSCC-FS is limited by SBA regulation and the terms and conditions of the BNP Facility, respectively, including but not limited to, payment of interest expense and principal on the outstanding borrowings.
Revenue recognition:
Interest income: Interest income from the Company's loan and CLO debt investments is recognized on an accrual basis and reported as an interest receivable until collected. Interest income is accrued based on the outstanding principal amount on the consolidated schedule of investments and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash. Recognition of PIK interest includes assessments of collectability. The Company discontinues accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected. See Non-Accrual Loans section.
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
Further, the Company may acquire or receive equity, warrants or other equity-related securities in connection with the Company’s acquisition of, subsequent amendment or restructuring to, debt investments. The Company determines the cost basis of the equity investment based on its fair value, and the fair value of debt investments and other securities or consideration

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the equity investment is treated as OID, and accreted into interest income as described above.
Interest income - Structured Finance Securities: Structured Finance Securities include CLO debt, CLO subordinated securities and loan accumulation facility positions. Interest income from investments in CLO subordinated securities is recognized on the basis of the estimated effective yield to expected redemption utilizing assumed cash flows in accordance with ASC Sub-topic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from its CLO subordinated securities, and the accretable yields are determined and updated periodically. Expected cash flows inherent in the Company's estimates of accretable yields are based on expectations of defaults and loss-on-default severity, as well as other loan-performance assumptions, impacting the loans in the underlying CLO portfolios. These estimated cash flows are subject to a reasonable possibility of near-term change due to economic and credit market conditions, and the effect of these changes could be material.
Interest income from investments in loan accumulation facilities is recognized on an accrual basis based on an estimated yield. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. Interest income is generally received upon the earlier of the closing of the CLO securitization or liquidation of the underlying portfolio.
Dividend income: Dividend income on common equity securities in limited liability companies, partnerships, and other private entities, generally payable in cash, is accrued at the time dividends are declared (in the absence of a formal ex-dividend or record date). Declared dividends payable in cash are reported as dividends receivable until collected. Distributions in excess of current or accumulated net income of the underlying portfolio company are recorded as return of capital and, correspondingly, as a reduction in the cost of the investment.

Dividend income on preferred equity investments is accrued based on the contractual terms of the preferred equity investment. Dividends on preferred equity securities may be payable in cash or in additional preferred securities. Non-cash dividends payable in additional preferred securities ("PIK dividends") are recorded as an adjustment (i.e., increase) to the cost basis of the investment. The Company discontinues accrual of PIK dividends when there is reasonable doubt that the income will ultimately be collected.
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
Investment transactions and net realized and unrealized gain or loss on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the statement of assets and liabilities date are included in receivable for investments sold and payable for investments purchased. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment. Investments are valued at fair value as determined in good faith by OFS Advisor, as the valuation designee, under the oversight of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Non-accrual loans: Management reviews all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected, for placement on non-accrual status. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. See Note 4 for further information on loans on non-accrual status as of December 31, 2022 and December 31, 2021.
Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its investment company taxable income (“ICTI”) to its stockholders. The

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Company has made, and intends to continue to make, requisite distributions to its stockholders, which generally relieves the Company from U.S. federal income taxes.
Depending on the level of ICTI earned in a tax year, the Company may choose to retain ICTI in an amount less than that which would trigger U.S. federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such income. Excise tax liability is recognized when the Company determines its estimated current year annual ICTI, as defined in the Code, exceeds distributions from current year ICTI. For the years ended December 31, 2022, 2021 and 2020, the Company accrued U.S. federal excise taxes of $100, $0 and $0, respectively.
The Company may utilize OFSCC-MB when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. For U.S. federal income tax purposes, OFSCC-MB is not consolidated with the RIC and is taxed as a C-Corporation. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2022, 2021 and 2020. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities except for deferred debt issuance costs associated with the Company’s line of credit arrangements, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2022 and 2021, were $1,316 and $671, respectively. Deferred debt issuance costs are amortized to interest expense over the term of the related debt.
Goodwill: On December 4, 2013, in connection with the Company's acquisition of the remaining ownership interests in SBIC I LP and SBIC I GP, LLC, making SBIC I LP a wholly owned subsidiary of the Company (“SBIC Acquisition”), the Company recorded goodwill of $1,077. The decline in the price of the Company’s common stock and the level at which it continued to trade relative to the broader stock indices for the BDC industry, led management to conclude in the third quarter of 2020 that an impairment in the value of the Company’s goodwill was more likely than not. Moreover, due to the discount at which the Company’s stock traded to its net asset value, management concluded that the impairment of goodwill equal to the full amount of its carrying value of $1,077 was appropriate.
Intangible asset: On December 4, 2013, in connection with the SBIC Acquisition, the Company recorded an intangible asset of $2,500 attributable to the SBIC license. The Company amortizes this intangible asset on a straight-line basis over its estimated useful life. During the first quarter of 2022, the Company changed its estimate of the useful life to terminate on March 1, 2024, due to continued early redemptions of SBA debentures. The Company recognized amortization of $409, $222 and $206 for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The carrying value of the intangible asset, net of accumulated amortization, was $477 and $886 at December 31, 2022 and 2021, respectively, is included in prepaid expenses and other assets in the consolidated statements of

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

assets and liabilities.
Interest expense: Interest expense is recognized on an accrual basis as incurred.
Concentration of credit risk: Aside from the Company's investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from its investments, if borrowers completely fail to perform according to the terms of the contracts, is equal to the Company's recorded investment and the unfunded commitments disclosed in Note 6.
New Accounting Pronouncements and Rule Issuances
In March 2020, the FASB issued “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 established Topic 848 to provide relief during the temporary transition period and includes a sunset provision based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. ASU 2022-06 further defers the sunset provision date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Upon adoption of ASU 2022-06, there was no significant impact to the Company’s consolidated financial position.
In December 2020, the SEC issued a final rule adopting Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, on September 7, 2022, the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, commencing with the quarter ended September 30, 2022. In order for the Board to maintain oversight, OFS Advisor implemented the required reporting elements as prescribed in Rule 2a-5.
In June 2022, the FASB issued Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 amended Topic 820 to, among other things, (i) clarify the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (ii) amend a related illustrative example and (iii) introduce new disclosure requirements for equity securities subject to contractual sale restrictions. ASU 2022-03 amendments are effective for the Company’s fiscal year ending December 31, 2024, and interim periods within the year. ASU 2022-03 provisions are to be applied prospectively with any adjustments made to earnings on the date of adoption. The Company is currently evaluating the impact, if any, ASU 2022-03 will have on its consolidated financial position or disclosures.
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an agreement dated November 7, 2012 (“Investment Advisory Agreement”). The Investment Advisory Agreement was most recently re-approved on April 5, 2022. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a wholly owned subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser or sub-adviser to various clients, including HPCI and OCCI.
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
Effective from January 1, 2020 through December 31, 2022, OFS Advisor agreed to reduce the base management fee attributable to all assets held through OFSCC-FS (“OFSCC-FS Assets”), excluding cash. The agreement reduced the base

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

management fee to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (excluding cash) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. This agreement was renewed for the 2023 calendar year on January 11, 2023.
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
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of December 31, 2022 and December 31, 2021, the payable to investment adviser and affiliates on the consolidated statements of assets and liabilities includes a Capital Gains Fee of $0 and $1,916, respectively. During the year ended December 31, 2022, the Company reversed the previously accrued Capital Gains Fees due to a reduction in net unrealized appreciation on the investment portfolio.
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
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an Administration Agreement. The Administration Agreement was most recently re-approved by the Board on April 5, 2022. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Equity Ownership: As of December 31, 2022, affiliates of OFS Advisor held 3,019,694 shares of common stock, which is approximately 23% of the Company's outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the years ended December 31, 2022, 2021 and 2020 are presented below:

	December 31,
	2022	2021	2020
Base management fees	$7,979	$7,669	$7,605
Incentive fees:
Income Incentive Fee	2,276	2,352	2,025
Income Incentive Fee waiver	—	—	(441)
Capital Gains Fee(1)	(1,916)	1,916	—
Administration fees	1,742	1,758	1,855
Distributions paid to affiliates	3,503	2,764	2,553
(1) As of December 31, 2021, the Capital Gains Fee of $1,916 was deferred, and not due to the Advisor, until the close of the year in which such gains are realized. During the year ended December 31, 2022, the Company reversed the previously accrued Capital Gains Fees of $1,916 due to a reduction in net unrealized appreciation on the investment portfolio.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4. Investments
As of December 31, 2022, the Company had loans to 52 portfolio companies, of which 99.6% were senior secured loans and 0.4% were subordinated loans, at fair value. The Company also held equity investments in 16 portfolio companies and 23 investments in Structured Finance Securities. At December 31, 2022, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$335,558	70.7%	186.0%	$311,636	62.3%	172.7%
Subordinated debt investments	13,890	2.9	7.7	1,226	0.2	0.7
Preferred equity	9,966	2.1	5.5	8,196	1.6	4.5
Common equity, warrants and other	12,989	2.7	7.2	91,000	18.2	50.4
Total debt and equity investments	$372,403	78.4%	206.4%	$412,058	82.3%	228.3%
Structured Finance Securities	102,477	21.6	56.8	88,518	17.7	49.1
Total	$474,880	100.0%	263.2%	$500,576	100.0%	277.4%
At December 31, 2022, the Company had five loans on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $36,522 and $11,225, respectively.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. As of December 31, 2022 and 2021, the Company's investment portfolio was domiciled as follows:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States of America	$367,723	$407,851	$378,823	$428,321
Canada	4,680	4,207	12,038	12,077
Cayman Islands[1]	102,477	88,518	66,451	66,701
Total investments	$474,880	$500,576	$457,312	$507,099
(1) Investments domiciled in the Cayman Islands represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.
As of December 31, 2022, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$2,745	0.6%	1.5%	$2,511	0.5%	1.4%
Convention and Trade Show Organizers	160	—	0.1	80	—	—
Hazardous Waste Treatment and Disposal	1,765	0.4	1.0	1,652	0.3	0.9
Landscaping Services	4,611	1.0	2.6	4,226	0.8	2.3
Security Systems Services (except Locksmiths)	5,849	1.2	3.2	5,767	1.2	3.2
Temporary Help Services	8,854	1.9	4.9	8,821	1.8	4.9
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	16,303	3.4	9.0	16,497	3.3	9.1
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,666	3.7	9.8	9,247	1.8	5.1
New Single-Family Housing Construction (except For-Sale Builders)	1,807	0.4	1.0	1,566	0.3	0.9

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Education Services
Professional and Management Development Training	$1,595	0.3%	0.9%	$953	0.2%	0.5%
Sports and Recreation Instruction	4,222	0.9	2.3	4,172	0.8	2.3
Health Care and Social Assistance
Child Day Care Services	6,375	1.3	3.5	6,182	1.2	3.4
Home Health Care Services	4,210	0.9	2.3	3,987	0.8	2.2
Medical Laboratories	17	—	—	35	—	—
Offices of Physicians, Mental Health Specialists	13,299	2.8	7.4	13,119	2.6	7.3
Other Ambulatory Health Care Services	16,444	3.5	9.1	15,604	3.1	8.6
Outpatient Mental Health and Substance Abuse Centers	8,787	1.9	4.9	8,675	1.7	4.8
Services for the Elderly and Persons with Disabilities	18,977	4.0	10.5	18,427	3.7	10.2
Information
Cable and Other Subscription Programming	3,763	0.8	2.1	3,103	0.6	1.7
Data Processing, Hosting, and Related Services	4,080	0.9	2.3	3,477	0.7	1.9
Directory and Mailing List Publishers	3,910	0.8	2.2	3,930	0.8	2.2
Internet Publishing and Broadcasting and Web Search Portals	3,100	0.7	1.7	2,843	0.6	1.6
Software Publishers	17,577	3.7	9.7	9,629	1.9	5.3
Television Broadcasting	2,182	0.5	1.2	488	0.1	0.3
Management of Companies and Enterprises
Offices of Other Holding Companies	11,240	2.4	6.2	10,646	2.1	5.9
Manufacturing
Bare Printed Circuit Board Manufacturing	1,977	0.4	1.1	1,854	0.4	1.0
Current-Carrying Wiring Device Manufacturing	3,360	0.7	1.9	3,468	0.7	1.9
Fluid Power Pump and Motor Manufacturing	1,931	0.4	1.1	1,862	0.4	1.0
Ice Cream and Frozen Dessert Manufacturing	1,641	0.3	0.9	1,540	0.3	0.9
Motorcycle, Bicycle, and Parts Manufacturing	15,873	3.3	8.8	15,942	3.2	8.8
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.3	—	—	—
Other Industrial Machinery Manufacturing	5,203	1.1	2.9	4,660	0.9	2.6
Pharmaceutical Preparation Manufacturing	217	—	0.1	85,456	17.1	47.4
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	1,890	0.4	1.0
Communication Equipment Repair and Maintenance	1,766	0.4	1.0	1,572	0.3	0.9
Other Automotive Mechanical and Electrical Repair and Maintenance	1,083	0.2	0.6	1,064	0.2	0.6

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	$27,621	5.8%	15.3%	$27,148	5.4%	15.0%
Advertising Agencies	2,256	0.5	1.3	1,898	0.4	1.1
Computer Systems Design Services	1,959	0.4	1.1	1,943	0.4	1.1
Other Computer Related Services	14,595	3.1	8.1	14,868	3.0	8.2
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.1	0.4	32	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	4,680	1.0	2.6	4,207	0.8	2.3
Office Machinery and Equipment Rental and Leasing	6,418	1.4	3.6	6,713	1.3	3.7
Retail Trade
Electronic Shopping and Mail-Order Houses	6,747	1.4	3.7	6,515	1.3	3.6
Electronics and Appliance Stores	8,037	1.7	4.5	8,102	1.6	4.5
Shoe Store	10,160	2.1	5.6	1,104	0.2	0.6
Supermarkets and Other Grocery (except Convenience) Stores	5,647	1.2	3.1	5,532	1.1	3.1
All Other General Merchandise Stores	499	0.1	0.3	967	0.2	0.5
Transportation and Warehousing
Transportation and Warehousing	2,514	0.5	1.4	2,501	0.5	1.4
Wholesale Trade
Business to Business Electronic Markets	2,858	0.6	1.6	2,689	0.5	1.5
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	11,156	2.3	6.2	9,013	1.8	5.0
Drugs and Druggists' Sundries Merchant Wholesalers	5,227	1.1	2.9	4,622	0.9	2.6
Industrial Machinery and Equipment Merchant Wholesalers	9,071	1.9	5.0	9,073	1.8	5.0
Motor Vehicle Parts (Used) Merchant Wholesalers	27,751	5.8	15.4	27,821	5.6	15.4
Other Miscellaneous Nondurable Goods Merchant Wholesalers	2,680	0.6	1.5	2,246	0.4	1.2
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,163	1.7	4.4	122	—	0.1
Total debt and equity investments	$372,403	78.4%	206.4%	412,058	82.3%	228.3%
Structured Finance Securities	102,477	21.6	56.8	88,518	17.7	49.1
Total investments	$474,880	100.0%	263.2%	500,576	100.0%	277.4%

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2021, the Company had loans to 58 portfolio companies, of which 95% were senior secured loans and 5% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. The Company also held an equity investment in 12 portfolio companies in which it did not hold a debt investment, as well as 17 investments in Structured Finance Securities. At December 31, 2021, the Company’s investments consisted of the following:

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
At December 31, 2021, the Company had two loans on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $19,054 and $7,726, respectively.
As of December 31, 2021, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Convention and Trade Show Organizers	$214	—%	0.1%	$12	—%	—%
Hazardous Waste Treatment and Disposal	1,833	0.4	0.9	1,837	0.4	0.9
Landscaping Services	4,630	1.0	2.3	4,590	0.9	2.3
Security Systems Services (except Locksmiths)	4,827	1.1	2.4	4,887	1.0	2.4
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	16,287	3.6	8.0	16,396	3.2	8.0
Construction
Electrical Contractors and Other Wiring Installation Contractors	18,132	4.0	8.9	11,632	2.3	5.7
New Single-Family Housing Construction (except For-Sale Builders)	1,823	0.4	0.9	1,794	0.4	0.9
Plumbing, Heating, and Air-Conditioning Contractors	5,344	1.2	2.6	5,378	1.1	2.6
Water and Sewer Line and Related Structures Construction	627	0.1	0.3	628	0.1	0.3
Education Services
Colleges, Universities, and Professional Schools	—	—	—	7,408	1.5	3.6
Professional and Management Development Training	1,595	0.3	0.8	1,095	0.2	0.5
Sports and Recreation Instruction	3,011	0.7	1.5	3,011	0.6	1.5
Health Care and Social Assistance
Child Day Care Services	6,336	1.4	3.1	5,916	1.2	2.9
Home Health Care Services	4,182	0.9	2.1	4,250	0.8	2.1
Medical Laboratories	92	—	—	25	—	—
Offices of Physicians, Mental Health Specialists	13,402	2.9	6.6	13,491	2.7	6.6

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Other Ambulatory Health Care Services	$20,331	4.4%	10.0%	$20,331	4.0%	10.0%
Outpatient Mental Health and Substance Abuse Centers	4,770	1.0	2.3	5,231	1.0	2.6
Services for the Elderly and Persons with Disabilities	6,416	1.4	3.1	6,416	1.3	3.1
Information
All Other Publishers	2,288	0.5	1.1	2,303	0.5	1.1
All Other Telecommunications	3,429	0.7	1.7	3,323	0.7	1.6
Cable and Other Subscription Programming	3,801	0.8	1.9	3,810	0.8	1.9
Data Processing, Hosting, and Related Services	4,112	0.9	2.0	4,255	0.8	2.1
Directory and Mailing List Publishers	2,004	0.4	1.0	2,085	0.4	1.0
Internet Publishing and Broadcasting and Web Search Portals	3,249	0.7	1.6	3,299	0.7	1.6
Motion Picture and Video Production	3,929	0.9	1.9	3,970	0.8	1.9
Software Publishers	24,948	5.5	12.2	17,929	3.5	8.8
Television Broadcasting	1,957	0.4	1.0	918	0.2	0.5
Wired Telecommunications Carriers	4,388	1.0	2.2	4,405	0.9	2.2
Management of Companies and Enterprises
Offices of Other Holding Companies	5,336	1.2	2.6	5,336	1.1	2.6
Manufacturing
Bare Printed Circuit Board Manufacturing	1,985	0.4	1.0	1,977	0.4	1.0
Commercial Printing (except Screen and Books)	3,427	0.7	1.7	3,436	0.7	1.7
Current-Carrying Wiring Device Manufacturing	2,653	0.6	1.3	2,954	0.6	1.4
Motorcycle, Bicycle, and Parts Manufacturing	15,166	3.3	7.4	15,166	3.0	7.4
Metal Can Manufacturing	2,143	0.5	1.1	2,167	0.4	1.1
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.2	80	—	—
Other Industrial Machinery Manufacturing	12,121	2.7	5.9	12,176	2.4	6.0
Pharmaceutical Preparation Manufacturing	217	—	0.1	65,740	13.0	32.3
Small Electrical Appliance Manufacturing	4,997	1.1	2.5	4,997	1.0	2.5
Travel Trailer and Camper Manufacturing	11,264	2.5	5.5	12,948	2.6	6.4
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	988	0.2	0.5
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	22,990	5.0	11.3	22,634	4.5	11.1
All Other Professional, Scientific, and Technical Services	2,872	0.6	1.4	2,865	0.6	1.4
Management Consulting Services	2,251	0.5	1.1	2,264	0.4	1.1
Other Accounting Services	19,631	4.3	9.6	19,927	3.9	9.8
Other Computer Related Services	15,017	3.3	7.4	15,260	3.0	7.5

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Public Administration
Other Justice, Public Order, and Safety Activities	$703	0.2%	0.3%	$29	—%	—%
Real Estate and Rental and Leasing
Nonresidential Property Managers	2,972	0.6	1.5	2,972	0.6	1.5
Office Machinery and Equipment Rental and Leasing	5,952	1.3	2.9	2,774	0.5	1.4
Retail Trade
Automotive Parts and Accessories Stores	2,688	0.6	1.3	2,704	0.5	1.3
Cosmetics, Beauty Supplies, and Perfume Stores	1,533	0.3	0.8	1,531	0.3	0.8
Electronic Shopping and Mail-Order Houses	6,913	1.5	3.4	6,870	1.4	3.4
Shoe Store	9,893	2.2	4.9	9,342	1.8	4.6
Sporting Goods Stores	1,958	0.4	1.0	1,972	0.4	1.0
All Other General Merchandise Stores	499	0.1	0.2	1,698	0.3	0.8
Transportation and Warehousing
Freight Transportation Arrangement	1,960	0.4	1.0	1,970	0.4	1.0
Scheduled Passenger Air Transportation	360	0.1	0.2	377	0.1	0.2
Wholesale Trade
Business to Business Electronic Markets	2,875	0.6	1.4	2,838	0.6	1.4
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	7,173	1.6	3.5	6,903	1.4	3.4
Drugs and Druggists' Sundries Merchant Wholesalers	5,529	1.2	2.7	5,550	1.1	2.7
Industrial Machinery and Equipment Merchant Wholesalers	9,071	2.0	4.5	9,073	1.8	4.5
Motor Vehicle Parts (Used) Merchant Wholesalers	23,005	5.0	11.3	23,052	4.5	11.3
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,179	1.8	3.9	699	0.1	0.2
Total debt and equity investments	$382,361	83.4%	187.7%	$431,898	85.6%	212.0%
Structured Finance Securities	74,951	16.6	36.8	75,201	14.4	36.9
Total investments	$457,312	100.0%	224.5%	$507,099	100.0%	248.9%

Note 5. Fair Value of Financial Instruments
Investments
The Company’s investments are carried at fair value and determined in accordance with a documented valuation policy that is applied in a consistent manner. On September 7, 2022, pursuant to Rule 2a-5, the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, commencing with the quarter ended September 30, 2022. In order for the Board to maintain oversight, OFS Advisor implemented the requirements as prescribed in Rule 2a-5.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 loans for the years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
	2022	2021
Transfers from Level 2 to Level 3	$3,218	$—
Transfers from Level 3 to Level 2	—	—
Certain of the Company's investments are exchanged in the non-public market among banks, CLOs and other institutional investors for loans to large U.S. corporations. The Company classifies these loan investments as Level 2 when a sufficient number of market quotations or indicative prices from pricing services or broker/dealers (collectively, “Indicative Prices”) are available, and the depth of the market is sufficient to transact at those prices in amounts approximating the Company's investment position at the measurement date. Investments for which sufficient Indicative Prices exist are generally valued consistent with such Indicative Prices.
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company's new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value generally up to three months after the transaction date. Senior secured debt investments with a fair value of $0 and $72,572, respectively, were valued at their Transaction Price at December 31, 2022 and December 31, 2021.
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
The fair value of Structured Finance Securities are also estimated primarily by discounted cash flow techniques. In valuing such investments, the Company considers CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and other metrics, as well as estimated market yields provided by a recognized industry pricing service as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by broker-dealers in its estimate of the fair value of such investments. The

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Company also considers the operating metrics of the CLO vehicle, including compliance with collateralization tests, concentration limits and restructuring activity, if applicable.
The fair value of the Company’s equity investments as well as certain of its non-performing debt investments are estimated through analysis of the portfolio company's enterprise value under a market approach. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining enterprise value under the market approach involves multiple analyses whereby appropriate multiples are applied to an earnings metric of the portfolio company, typically earnings before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also utilize other portfolio-company earnings metrics to determine enterprise value, such as recurring monthly revenue or a delineated measure of portfolio company EBITDA. Application of these valuation methodologies involves a significant degree of judgment by management.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from rising interest rates and inflation rates, the ongoing war between Russia and Ukraine, the continuing COVID-19 pandemic, and the risk of recession and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company's investments.
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2022
Debt investments	$—	$30,823	$282,039	$312,862
Equity investments	—	—	99,196	99,196
Structured Finance Securities	—	—	88,518	88,518
	$—	$30,823	$469,753	$500,576

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Debt investments	$—	$65,591	$279,056	$344,647
Equity investments	—	—	87,251	87,251
Structured Finance Securities	—	—	75,201	75,201
	$—	$65,591	$441,508	$507,099

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide quantitative information about the Company’s significant unobservable inputs to the Company’s Level 3 fair value measurements as of December 31, 2022 and 2021.

	Fair Value at December 31, 2022	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$264,702	Discounted cash flow	Discount rates	10.21% - 20.71% (12.94%)
Senior secured	16,110	Market approach	Revenue multiples	0.46x - 0.70x (0.56x)
Subordinated	1,226	Market approach	EBITDA multiples	10.50x - 10.50x (10.50x)

Structured Finance Securities:
Subordinated notes(1)	53,688	Discounted cash flow	Discount rates	12.50% - 34.00% (22.14%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	26,413	Discounted cash flow	Discount margin	7.25% - 11.60% (8.58%)
			Constant default rate	2.00% - 3.00% (2.03%)
			Recovery rate	65.00% - 65.00% (65.00%)

Subordinated notes	118	Market approach	Net asset value liquidation(2)
Loan accumulation facility	8,299	Market approach	Probability weighted NAV analysis

Equity investments:
Preferred equity	6,202	Market approach	EBITDA multiples	7.25x - 7.25x (7.25x)
Preferred equity	1,901	Market approach	Revenue multiples	0.15x - 0.87x (0.87x)
Common equity, warrants and other	91,070	Market approach	EBITDA multiples	3.72x - 11.75x (9.63x)
Common equity, warrants and other	24	Market approach	Revenue multiples	0.15x - 0.87x (0.15x)
	$469,753
(1) The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
(2)    NAV liquidation represents the fair value, or estimated expected residual value, of the investment.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2021	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$178,382	Discounted cash flow	Discount rates	6.47% - 12.32% (9.25%)
Senior secured	11,632	Market approach	EBITDA multiples	7.09x - 7.09x (7.09x)
Senior secured	7,027	Market approach	Revenue multiples	0.74x - 0.74x (0.74x)
Senior secured	64,072	Market approach	Transaction Price
Subordinated	17,244	Discounted cash flow	Discount rates	15.90% - 17.49% (16.65%)
Subordinated	699	Market approach	Revenue multiples	0.28x - 0.28x (0.28x)

Structured Finance Securities:
Subordinated notes(1)	63,922	Discounted cash flow	Discount rates	8.00% - 16.00% (12.39%)
			Constant default rate(2)	0.00% - 2.00% (1.77%)
			Constant default rate(3)	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	2,779	Discounted cash flow	Discount Margin	7.10% - 8.95% (7.91%)
			Constant default rate(2)	2.00% - 3.00% (2.36%)
			Constant default rate(3)	2.00% - 3.00% (2.36%)
			Recovery rate	60.00% - 60.00% (60.00%)

Loan accumulation facility	8,500	Market approach	Transaction Price

Equity investments:
Preferred equity	2,748	Market approach	EBITDA multiples	7.80x - 7.80x (7.80x)
Preferred equity	1,017	Market approach	Revenue multiples	0.15x - 3.00x (0.91x)
Common equity and warrants	83,478	Market approach	EBITDA multiples	4.50x - 12.00x (8.10x)
Common equity and warrants	8	Market approach	Revenue multiples	0.15x - 3.00x (0.15x)
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2021	$261,113	$17,943	$3,765	$83,486	$75,201	$441,508
Net realized loss on investments	(336)	—	(51)	(325)	—	(712)
Net change in unrealized appreciation (depreciation) on investments	(9,370)	(8,536)	4,016	9,133	(14,209)	(18,966)
Amortization of net loan origination fees	1,332	6	—	—	244	1,582
Accretion of interest income on Structured Finance Securities	—	—	—	—	10,656	10,656
Capitalized PIK interest and dividends	452	58	466	—	—	976
Amendment fees	(206)	—	—	—	—	(206)
Purchase and origination of portfolio investments	92,329	—	—	2,240	43,198	137,767
Proceeds from principal payments on portfolio investments	(59,329)	(8,245)	—	—	(14,399)	(81,973)
Sale and redemption of portfolio investments	(8,390)	—	—	(3,534)	—	(11,924)
Distributions received from Structured Finance Securities	—	—	—	—	(12,173)	(12,173)
Transfers from Level 2 to Level 3	3,218	—	—	—	—	3,218
Level 3 assets, December 31, 2022	$280,813	$1,226	$8,196	$91,000	$88,518	$469,753

	Year Ended December 31, 2021
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2020	$284,078	$15,067	$11,543	$52,984	$56,425	$420,097
Net realized gain (loss) on investments	(265)	(23,676)	3,310	(49)	—	(20,680)
Net change in unrealized appreciation (depreciation) on investments	10,780	26,214	1,318	31,355	(314)	69,353
Amortization of net loan origination fees	2,092	24	—	—	73	2,189
Accretion of interest income on Structured Finance Securities	—	—	—	—	9,861	9,861
Capitalized PIK interest, dividends, and fees	1,472	526	143	—	—	2,141
Purchase and origination of portfolio investments	167,720	—	—	200	30,412	198,332
Proceeds from principal payments on portfolio investments	(172,661)	(121)	—	—	—	(172,782)
Sale and redemption of portfolio investments	(27,381)	(91)	(12,549)	(5,726)	(8,600)	(54,347)
Distributions received from Structured Finance Securities	—	—	—	—	(12,656)	(12,656)
Conversion from debt investment to equity investment (Note 4)	(4,722)	—	—	4,722	—	—
Level 3 assets, December 31, 2021	$261,113	$17,943	$3,765	$83,486	$75,201	$441,508
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021, attributable to the Company’s Level 3 assets still held at those respective year ends was as

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

follows:

	Year Ended December 31,
	2022	2021
Senior secured debt investments	$(9,411)	$3,637
Subordinated debt investments	(8,536)	4,977
Preferred equity	3,952	(73)
Common equity, warrants and other	17,740	30,208
Structured Finance Securities	(14,162)	(302)
Net unrealized appreciation (depreciation) on investments held	$(10,417)	$38,447
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
The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of December 31, 2022 and 2021:

	December 31, 2022
Description	Level 1(1)	Level 2	Level 3(2)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	104,700	104,700
OFS Capital Corporation 4.75% Notes due 2026	—	—	109,037	109,037
OFS Capital Corporation 4.95% Notes due 2028	47,058	—	—	47,058
SBA-guaranteed debentures	—	—	49,470	49,470
Total debt	$47,058	$—	$263,207	$310,265

	December 31, 2021
Description	Level 1(1)	Level 2	Level 3(2)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	100,000	100,000
OFS Capital Corporation 4.75% Notes due 2026	—	—	123,130	123,130
OFS Capital Corporation 4.95% Notes due 2028	56,430	—	—	56,430
SBA-guaranteed debentures	—	—	73,011	73,011
Total debt	$56,430	$—	$296,141	$352,571
(1) For Level 1 measurements, fair value is estimated by using the closing price of the security on the Nasdaq Global Select Market.
(2) For Level 3 measurements, fair value is estimated through discounting remaining payments using current market rates for similar instruments at the measurement date through the legal maturity date.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following are the carrying values and fair values of the Company’s debt as of December 31, 2022 and 2021:

	As of December 31, 2022		As of December 31, 2021
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	104,700	104,700	100,000	100,000
OFS Capital Corporation 4.75% Notes due 2026	122,547	109,037	121,774	123,130
OFS Capital Corporation 4.95% Notes due 2028	53,806	47,058	53,672	56,430
SBA-guaranteed debentures	50,697	49,470	69,365	73,011
Total debt	$331,750	$310,265	$344,811	$352,571
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs. See Note 2 for details.
Note 6. Commitments and Contingencies
The Company had outstanding commitments to fund investments totaling $32,157 and $43,690 under various undrawn revolvers and other credit facilities as of December 31, 2022 and 2021, respectively.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2022.
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
During the year ended December 31, 2022, SBIC I LP redeemed $19,000 of SBA debentures that were contractually due March 1, 2025 and September 1, 2025. The Company recognized losses on extinguishment of debt of $144 related to the acceleration of unamortized deferred borrowing costs on the redeemed debentures. As of December 31, 2022 and 2021, SBIC I LP had outstanding SBA debentures of $50,920 and $69,920, respectively.
On a stand-alone basis, SBIC I LP held $176,521 and $195,502 in assets at December 31, 2022 and 2021, respectively, which accounted for approximately 34% and 34% of the Company’s total consolidated assets, respectively. These assets cannot be pledged under any non-SBA debt obligation of the Company.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table shows the Company’s outstanding SBA debentures payable as of December 31, 2022 and 2021:

		Fixed Interest Rate	SBA debentures outstanding
Pooling Date	Maturity Date		December 31, 2022	December 31, 2021
March 25, 2015	March 1, 2025	2.872%	$50,920	$65,920
September 23, 2015	September 1, 2025	3.184	—	4,000
SBA debentures outstanding			50,920	69,920
Unamortized debt issuance costs			(223)	(555)
SBA debentures outstanding, net of unamortized debt issuance costs			$50,697	$69,365
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Years Ended December 31,
	2022	2021	2020
Stated interest expense	$1,552	$2,627	$4,070
Amortization of debt issuance costs	188	209	332
Total interest and debt financing costs	$1,740	$2,836	$4,402
Cash paid for interest expense	$1,739	$2,978	$4,830
Effective interest rate	3.22%	3.27%	3.31%
Average outstanding balance	$53,991	$86,710	$132,803
Unsecured Notes: The unsecured notes totaled $180,000 and $180,000 in aggregate principal debt at December 31, 2022 and 2021, respectively.
Issuances during the year ended December 31, 2021
On February 10, 2021, the Company closed the public offering of $100,000 aggregate principal amount of its 4.75% notes due 2026, and on March 18, 2021, the Company closed an additional public offering of $25,000 aggregate principal amount of its 4.75% notes due 2026 (the "Unsecured Notes Due February 2026"). The total net proceeds to the Company from the Unsecured Notes Due February 2026, after deducting underwriting fees and offering expenses of $3,936, was approximately $121,064.
On October 28, 2021 and November 1, 2021, the Company closed the public offering of $55,000 aggregate principal amount of its 4.95% notes due 2028 (the “Unsecured Notes Due October 2028”), which included a full exercise of the underwriters overallotment option. The total net proceeds to the Company, after deducting underwriting discounts and offering expenses of $1,389, was approximately $53,611.
Redemptions during the year ended December 31, 2021
On March 12, 2021, the Company redeemed all of its $50,000 aggregate principal amount of 6.375% notes due April 30, 2025 (the “Unsecured Notes Due April 2025”) and $48,525 aggregate principal amount of 6.50% notes due October 30, 2025 (the “Unsecured Notes Due October 2025”).
On November 1, 2021, the Company redeemed all of its $25,000 aggregate principal amount of 6.25% notes due September 30, 2023 (“Unsecured Notes Due September 2023”).
On November 22, 2021, the Company redeemed all of its $54,325 aggregate principal amount of 5.95% notes due October 31, 2026 (the “Unsecured Notes Due October 2026”).
During the year ended December 31, 2021, the Company recognized a loss on extinguishment of $4,267 related to the acceleration of unamortized deferred borrowing costs on the redemption of unsecured notes.
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
The indenture governing the Unsecured Notes contains certain covenants: (i) prohibiting additional borrowings, including through the issuance of additional debt securities, unless the Company's asset coverage, as defined in the 1940 Act, after giving effect to any exemptive relief granted to the Company by the SEC, equals at least 150% after such borrowings; and (ii) prohibiting (a) the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or (b) the purchase of any capital stock if the Company’s asset coverage, as defined in the 1940 Act, were below 150% at the time of such capital transaction and after deducting the amount of such transaction.
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Years Ended December 31,
	2022	2021	2020
Stated interest expense	$8,663	$11,160	$10,044
Amortization of debt issuance costs	1,029	1,403	909
Total interest and debt financing costs	$9,692	$12,563	$10,953
Cash paid for interest expense	$8,683	$10,384	$9,645
Effective interest rate	5.38%	6.03%	6.84%
Average outstanding balance	$180,000	$208,240	$160,022
As of December 31, 2022, the Unsecured Notes had the following terms and balances:

Unsecured Notes	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate(1)	Effective Interest Rate(2)	Maturity(3)
Unsecured Notes Due February 2026	$125,000	$2,452	4.75%	5.39%	2/10/2026
Unsecured Notes Due October 2028	55,000	1,195	4.95%	5.32%	10/31/2028
Total	$180,000	$3,647
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2022 was 4.81%.
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
PWB Credit Facility: The Company is party to a business loan agreement (“BLA”) with Pacific Western Bank, as lender, to provide the Company with a $25,000 senior secured revolving credit facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2024. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility is guaranteed by OFSCC-MB and secured by all of our current and future assets excluding assets held by SBIC I LP, OFSCC-FS, and the Company’s partnership interests in SBIC I LP and SBIC I GP.
The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 4.00% floor, and includes an unused commitment fee for any unused portion in excess of $15,000, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of December 31, 2022, the stated interest rate of the PWB Credit Facility was 7.75%. At December 31, 2022, the PWB Credit Facility’s effective interest rate, including deferred financing cost amortization and unused fees, was 7.97%.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2022 and 2021, were $1 and $6, respectively.
As of December 31, 2022 and 2021, the Company had $0 and $0 outstanding debt under the PWB Credit Facility, respectively, and $25,000 and $25,000 of availability under the terms of the borrowing base, respectively.
On February 17, 2021, the Company amended the PWB Credit Facility to among other things: (i) increase the maximum amount available from $20,000 to $25,000; (ii) decrease the interest rate floor from 5.25% per annum to 5.00% per annum; (iii) modify certain financial performance covenants; and (iv) extend the maturity date from February 28, 2021 to February 28, 2023.
On November 15, 2021, the Company amended the PWB Credit Facility to decrease the interest rate floor from 5.0% to 4.0%, effective as of November 1, 2021.
On April 22, 2022, the Company amended the PWB Credit Facility to: (i) increase the maximum amount available under the PWB Credit Facility from $25,000 to $35,000; and (ii) extend the maturity date of the PWB Credit Facility from February 28, 2023 to February 28, 2024.
On December 15, 2022, the Company amended the PWB Credit Facility to: (i) reduce the maximum amount available under the PWB Credit Facility from $35,000 to $25,000; and (ii) eliminate the No Net Losses covenant, which restricted net losses (defined as income after adjustments to the investment portfolio for gains and losses, realized and unrealized, also shown as net increase (decrease) in net assets resulting from operations) in more than two quarters during the prior four quarters then ended.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a ratio of total liabilities divided by NAV. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition.
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Years Ended December 31,
	2022	2021	2020
Stated interest expense(1)	$128	$101	$1,060
Amortization of debt issuance costs	5	19	225
Total interest and debt financing costs	$133	$120	$1,285
Cash paid for interest expense	$131	$81	$1,144
Effective interest rate(2)	6.93%	4.01%	6.76%
Average outstanding balance	$714	$1,810	$15,222
(1) Stated interest expense includes unused fees.
(2) Unused fees were excluded from the calculation.
BNP Facility: OFSCC-FS is party to the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000, of which $104,700 was drawn as of December 31, 2022. Borrowings under the BNP Facility bear interest of SOFR plus an applicable spread, which is determined on the basis of industry-recognized portfolio company metrics at the time of funding. The BNP Facility will mature on the earlier of June 20, 2027 or upon certain other events defined in the credit agreement which result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS, which were $173,692 and 185,105, or 33% and 33% of the Company's total consolidated assets at December 31, 2022 and 2021, respectively.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2022 and 2021, the Company had $104,700 and $100,000 outstanding debt under the BNP Facility, respectively, and $45,300 and $50,000 of availability under the terms of the borrowing base, respectively. OFSCC-FS also pays a non-usage fee up to 0.75% depending on the size of the unused portion of the BNP Facility.
At December 31, 2022, the cash interest rate on the BNP Facility was 7.05%.
OFSCC-FS incurred fees to the lenders as well as legal costs to establish and amend the BNP Facility, which are amortized over the life of the facility. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2022 and 2021 were $1,315 and $665, respectively.
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the BNP Facility were as follows:

	Years Ended December 31,
	2022	2021	2020
Stated interest expense(1)	$5,133	$1,658	$1,943
Amortization of debt issuance costs	327	338	225
Total interest and debt financing costs	$5,460	$1,996	$2,168
Cash paid for interest expense	$4,661	$1,594	$2,022
Effective interest rate	4.42%	4.20%	5.53%
Average outstanding balance	$123,632	$47,481	$39,182
(1) Stated interest expense includes unused fees.
The average dollar borrowings and average interest rate for all Company debt during the years ended December 31, 2022, 2021 and 2020, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2022	$358,337	4.75%
December 31, 2021	344,241	5.09
December 31, 2020	347,229	5.42
As of December 31, 2022, the Company's debt liabilities are scheduled to mature as follows:

	Principal Due by Year
Debt liabilities	Total	2023	2024	2025	2026	2027	Thereafter
PWB Credit Facility	$—	$—	$—	$—	$—	$—	$—
BNP Facility	104,700	—	—	—	—	104,700	—
SBA Debentures	50,920	—	—	50,920	—	—	—
Unsecured Notes	180,000	—	—	—	125,000	—	55,000
Total	$335,620	$—	$—	$50,920	$125,000	$104,700	$55,000
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
Taxable income and distributions: As of December 31, 2022, the Company met the source of income and asset diversification requirements, and intends to continue to meet these requirements. As of December 31, 2022, the Company recognized excise tax of $100 related to estimated undistributed income for the year ended December 31, 2022. The Company’s ICTI differs from the net increase (decrease) in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income recognition for CLO subordinated note investments, income from Company’s equity investments in pass-through entities, capital gains and losses and the net creation or utilization of capital loss carryforwards.
The distributions paid to stockholders are reported as ordinary income, long-term capital gains and returns of capital. The tax character of distributions paid(1) were as follows:

	Years Ended December 31,
	2022(1)	2021	2020
Ordinary taxable income	$15,564	$12,207	$11,516
Long-term capital gain	—	—	—
Return of capital	—	—	—
Total distributions to stockholders	$15,564	$12,207	$11,516
(1)    The calculation of 2022 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2022 U.S. federal taxable income will not be finally determined until the Company’s 2022 U.S. federal tax return is filed in 2023 (and, therefore, such estimate is subject to change).
Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
Ordinary income (RIC)	$3,551	$1,193
Undistributed earnings and profits (net operating loss carry-forward) (OFSCC-MB; C-Corporation)	2,606	3,325
Capital loss carryforwards:
RIC – short-term, non-expiring	(3,683)	(3,226)
RIC – long-term, non-expiring	(34,335)	(34,292)
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment of excise taxes and other permanent differences. The Company recorded reclassifications to decrease additional paid-in capital against total distributable earnings (accumulated loss) of $101, $2,142 and $331 for the years ended December 31, 2022, 2021 and 2020, respectively.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The estimated tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
Tax-basis amortized cost of investments	$473,716	$452,722
Tax-basis gross unrealized appreciation on investments	92,230	83,033
Tax-basis gross unrealized depreciation on investments	(65,370)	(28,656)
Tax-basis net unrealized appreciation (depreciation) on investments	26,860	54,377
Fair value of investments	$500,576	$507,099
Deferred taxes: The Company recognizes deferred taxes on the unrealized appreciation or depreciation of securities held through OFSCC-MB, and other basis differences including available loss carry forwards and suspended interest expense deductions reported by portfolio companies. Deferred tax assets and liabilities are measured using enacted corporate federal tax rates and estimated state tax burdens expected to apply to taxable income in the years in which those unrealized gains and losses are realized. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of the projected taxable income or other taxable events in OFSCC-MB.
The tax-basis unrealized appreciation (depreciation) of investments by tax entity inherent in the fair value of investments as of December 31, 2022 and 2021, were as follows:

	2022	2021
Total net unrealized appreciation (depreciation) on investments held by RIC entities	$27,494	$54,282
OFSCC-MB (C-Corp):
Gross unrealized appreciation on investments	144	649
Gross unrealized depreciation on investments	(778)	(554)
Total net unrealized appreciation (depreciation) on investments on investments held by OFSCC-MB	(634)	95
Total tax-basis net unrealized appreciation on investments	$26,860	$54,377
Deferred tax assets and liabilities as of December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
Total deferred tax assets	$205	$141
Valuation allowance on deferred tax assets	(124)	—
Total deferred tax liabilities	(81)	(167)
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for each year in the five-year period ended December 31, 2022:

	Years Ended December 31,
	2022	2021	2020	2019	2018
Per share operating performance:
Net asset value per share at beginning of year	$15.18	$11.85	$12.46	$13.10	$14.12
Net investment income(4)	1.37	1.00	0.92	1.43	1.38
Net realized loss on investments, net of taxes(4)	(0.13)	(1.54)	(0.75)	(0.29)	(0.36)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(4)	(1.79)	5.12	0.25	(0.42)	(0.31)
Loss on extinguishment of debt(4)	(0.01)	(0.34)	(0.06)	—	—
Loss on impairment of goodwill(4)	—	—	(0.08)	—	—
Total from operations	(0.56)	4.24	0.28	0.72	0.71
Distributions	(1.16)	(0.91)	(0.86)	(1.36)	(1.73)
Issuance/repurchase of common stock(5)	0.01	—	(0.03)	—	—
Net asset value per share at end of year	$13.47	$15.18	$11.85	$12.46	$13.10

Per share market value, end of period	$10.15	$10.90	$7.15	$11.17	$10.60
Total return based on market value(1)	4.4%	66.8%	(24.0)%	18.3%	3.5%
Total return based on net asset value(2)	(0.6)%	40.2%	13.6%	6.7%	7.8%
Shares outstanding at end of period	13,398,078	13,422,413	13,409,559	13,376,836	13,357,337
Weighted average shares outstanding	13,417,410	13,413,861	13,394,005	13,364,244	13,348,203
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value(3)	$194,068	$178,628	$148,175	$171,889	$182,468
Net asset value at end of year	$180,423	$203,744	$158,956	$166,627	$175,023
Net investment income	$18,352	$13,450	$12,295	$19,098	$18,385
Ratio of total expenses, net to average net assets(8)	15.7%	19.2%	22.4%	19.4%	13.4%
Ratio of total expenses, net and losses on impairment of goodwill and extinguishment of debt to average net assets(9)	15.7%	21.8%	23.7%	—%	—%
Ratio of net investment income to average net assets(6)	9.5%	7.5%	8.3%	11.1%	10.5%
Ratio of goodwill impairment loss to average net assets	—%	—%	0.7%	—%	—%
Ratio of loss on extinguishment of debt to average net assets	0.1%	2.6%	0.6%	—%	—%
Portfolio turnover(7)	28.0%	54.9%	28.1%	21.2%	41.9%
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
(5)The issuance/repurchase of common stock on a per share basis reflects the net asset value change as a result of DRIP issuances or shares repurchased pursuant to the Stock Repurchase Program.
(6)Ratio of net investment income before incentive fee waiver to average net assets was 8.0% and 10.5% for the years ended December 31, 2020 and December 31, 2018, respectively.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales, Structured Finance Security distributions and principal payments or year-to-date purchases over the average of the invested assets at fair value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.
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
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. The Company’s ability to make distributions may also be affected by its restrictions imposed by the SBA regulations on the Company’s wholly owned SBIC subsidiary, and may require the prior approval of the SBA. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. At December 31, 2022 and December 31, 2021, net assets of SBIC I LP were $125,236 and $125,375, respectively, which included cash of $8,587 and $11,265, of which $4,180 and $12,422 were available for distribution at December 31, 2022 and 2021, respectively. At December 31, 2022 and December 31, 2021, net assets of OFSCC-FS were $68,214 and $76,072, respectively, which included cash of $3,706 and $3,693, of which $0 and $0 were available for distribution to the Company at December 31, 2022 and 2021, respectively.
The following table summarizes distributions declared and paid for the years ended December 31, 2022, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2020
March 11, 2020	March 24, 2020	March 31, 2020	$0.34	$4,484	15,693	$64
May 4, 2020	June 23, 2020	June 30, 2020	0.17	2,244	7,165	32
July 28, 2020	September 23, 2020	September 30, 2020	0.17	2,246	6,708	32
November 3, 2020	December 24, 2020	December 31, 2020	0.18	2,391	3,157	22
			$0.86	$11,365	32,723	$150
Year ended December 31, 2021
March 2, 2021	March 24, 2021	March 31, 2021	$0.20	$2,655	3,103	$27
May 7, 2021	June 23, 2021	June 30, 2021	0.22	2,918	3,273	33
August 3, 2021	September 23, 2021	September 30, 2021	0.24	3,181	3,738	38
November 2, 2021	December 24, 2021	December 31, 2021	0.25	3,317	3,440	38
			$0.91	$12,071	13,554	$136
Year ended December 31, 2022
March 1, 2022	March 24, 2022	March 31, 2022	$0.28	$3,719	3,016	$39
May 3, 2022	June 23, 2022	June 30, 2022	0.29	3,850	4,348	43
August 2, 2022	September 23, 2022	September 30, 2022	0.29	3,849	5,529	46
November 1, 2022	December 23, 2022	December 30, 2022	0.30	3,967	5,026	51
			$1.16	$15,385	17,919	$179
The following table represents DRIP participation for the years ended December 31, 2022, 2021 and 2020, respectively:

For the Year Ended	DRIP Shares Value	Total Distribution Declared	DRIP Shares Issued	Average Value Per Share
December 31, 2022	$179	$15,564	17,919	$9.98
December 31, 2021	136	12,207	13,554	10.04
December 31, 2020	150	11,516	32,723	4.60
Since the Company’s initial public offering in 2012, distributions to stockholders total $148,327, or $12.65 per share on a cumulative basis.
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI and distributions paid for the full year. Each year, if required, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Stock repurchase program: The Company is authorized to acquire up to $10,000 of its outstanding common stock through May 22, 2024 (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason.
The following table summarizes the shares of common stock the Company repurchased under the Stock Repurchase Program (amount in thousands except shares):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program	Weighted Average Discount to NAV Prior to Repurchase
May 22, 2018 through December 31, 2018	300	$10.29	300	$9,997	21.5%
January 1, 2019 through December 31, 2019	—	—	—	—	—
January 1, 2020 through December 31, 2020	—	—	—	—	—
January 1, 2021 through December 31, 2021	700	6.70	700	9,992	43.3
January 1, 2022 through December 31, 2022	42,254	8.30	42,254	9,642	41.6
Total	43,254	$8.29	43,254

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

		Year Ended December 31, 2022
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2021, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2022, Fair Value (5)
Control Investment
Eblens Holdings, Inc.	Subordinated Loan	$—	$(3,013)	$—	$—	$—	$—	$—	$4,117	$(3,013)	$1,104
	Subordinated Loan	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	(950)	—	—	—	—	—	950	(950)	—
		—	(3,963)	—	—	—	—	—	5,067	(3,963)	1,104

MTE Holding Corp.	Subordinated Loan	—	—	141	—	6	147	8,195	35	(8,230)	—
	Common Equity	278	(1,685)	—	45	—	45	4,753	—	(4,753)	—
		278	(1,685)	141	45	6	192	12,948	35	(12,983)	—

Total Control Investment		278	(5,648)	141	45	6	192	12,948	5,102	(16,946)	1,104
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity(7)	$—	$2,988	$—	$466	$—	$466	$2,748	$3,454	$—	$6,202
	Common Equity(6)	—	485	—	—	—	—	25	485	—	510
		—	3,473	—	466	—	466	2,773	3,939	—	6,712

DRS Imaging Services, LLC	Common Equity(6)	—	280	—	—	—	—	1,289	280	—	1,569

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2022
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2021, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2022, Fair Value (5)
Master Cutlery, LLC	Subordinated Loan (6)	$—	$(561)	$—	$—	$—	$—	$699	$—	$(577)	$122
	Preferred Equity(6)	—	—	—	—	—	—	—	—	—	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	(561)	—	—	—	—	699	—	(577)	122

Pfanstiehl Holdings, Inc.	Common Equity	—	19,716	—	—	—	—	65,740	19,716	—	85,456

TalentSmart Holdings, LLC	Common Equity(6)	—	(141)		—	—	—	1,095	—	(142)	953

TRS Services, Inc.	Preferred Equity(6)	—	902	—	5	—	5	988	902	—	1,890
	Common Equity(6)	—	—	—	97	—	97	—	—	—	—
		—	902	—	102	—	102	988	902	—	1,890

Total Affiliate Investments		—	23,667	—	568	—	568	72,584	24,837	(720)	96,701
Total Control and Affiliate Investments		$278	$18,019	$141	$613	$6	$760	$85,532	$29,939	$(17,666)	$97,805
(1)Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company's investments are generally classified as "restricted securities" as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in 2022 income for the portion of the year ended December 31, 2022, that an investment was included in Control or Affiliate Investment categories, respectively.
(3)Gross additions include increases in cost basis resulting from a new portfolio investment, PIK interest, fees and dividends, accretion of OID, and net increases in unrealized net appreciation or decreases in net unrealized depreciation. Gross additions also include transfers of portfolio companies, at fair value, out of the non-affiliate/non-control classification to the control classification during the period.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2021
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2020, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2021, Fair Value (5)
Control Investment
MTE Holding Corp.	Subordinated Loan	$—	$20	$1,348	$—	$74	$1,422	$7,822	$425	$(52)	$8,195
	Common Equity	—	1,763	—	136	—	136	2,990	1,763	—	4,753
		—	1,783	1,348	136	74	1,558	10,812	2,188	(52)	12,948

Total Control Investment		—	1,783	1,348	136	74	1,558	10,812	2,188	(52)	12,948
Affiliate Investments
3rd Rock Gaming Holdings, LLC	Senior Secured Loan	$—	$—	$—	$—	$—	$—	$9,258	$—	$(9,258)	$—
	Common Equity(6)	(2,537)	2,547	—	—	—	—	—	—	—	—
		(2,537)	2,547	—	—	—	—	9,258	—	(9,258)	—

Chemical Resources Holdings, Inc.	Senior Secured Loan	—	(114)	857	—	201	1,058	13,744	114	(13,858)	—
	Common Equity(6)	1,730	(1,606)	—	—	—	—	3,420	—	(3,420)	—
		1,730	(1,720)	857	—	201	1,058	17,164	114	(17,278)	—

Contract Datascan Holdings, Inc.	Preferred Equity(7)	—	59	—	—	—	—	2,690	58	—	2,748
	Common Equity(6)	—	(21)	—	—	—	—	46	—	(21)	25
		—	38	—	—	—	—	2,736	58	(21)	2,773

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2021
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2020, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2021, Fair Value (5)
DRS Imaging Services, LLC	Common Equity(6)	$—	$(460)	$—	$—	$—	$—	$1,749	$—	$(460)	$1,289

Master Cutlery, LLC	Subordinated Loan (6)	—	421	—	—	—	—	346	421	(68)	699
	Preferred Equity(6)	—	—	—	—	—	—	—	—	—	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	421	—	—	—	—	346	421	(68)	699

NeoSystems Corp.	Preferred Stock(7)	1,505	(371)	—	143	—	143	2,250	143	(2,393)	—

Pfanstiehl Holdings, Inc.	Common Equity	—	29,519	—	1,000	—	1,000	36,221	29,519	—	65,740

Professional Pipe Holdings, LLC	Senior Secured Loan	—	—	867	—	—	867	6,086	1,370	(7,456)	—
	Common Equity(6)	1,061	206	—	—	—	—	1,208	1,267	(2,475)	—
		1,061	206	867	—	—	867	7,294	2,637	(9,931)	—

TalentSmart Holdings, LLC	Common Equity(6)	—	(211)	—	—	—	—	1,306	—	(211)	1,095

TRS Services, Inc.	Preferred Equity(6)	—	73	—	—	—	—	915	73	—	988
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	73	—	—	—	—	915	73	—	988

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2021
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/ (depreciation)	Interest & PIK Interest	Dividends	Fees	Total Income (2)	December 31, 2020, Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2021, Fair Value (5)
TTG Healthcare, LLC	Senior Secured Loan	$—	$(123)	$1,962	$—	$452	$2,414	$19,530	$194	$(19,724)	$—
	Preferred Equity(6)	5,786	(1,766)	—	—	—	—	4,077	—	(4,077)	—
		5,786	(1,889)	1,962	—	452	2,414	23,607	194	(23,801)	—

Total Affiliate Investments		7,545	28,153	3,686	1,143	653	5,482	102,846	33,159	(63,421)	72,584
Total Control and Affiliate Investments		$7,545	$29,936	$5,034	$1,279	$727	$7,040	$113,658	$35,347	$(63,473)	$85,532
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
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any, and net decreases in net unrealized appreciation or net increases in net unrealized depreciation. Gross reductions also include transfers of portfolio companies out of the affiliate classification to the non-affiliate/non-control classification during the period.
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events Not Disclosed Elsewhere
On February 28, 2023, the Company’s Board declared a distribution of $0.33 per share for the first quarter of 2023, payable on March 31, 2023 to stockholders of record as of March 24, 2023.
On March 1, 2023, SBIC I LP prepaid $5,000 of SBA debentures that were contractually due March 1, 2025.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with polices or procedures may deteriorate.
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
    During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
    None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 14.     Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
a. Documents Filed as Part of this Report
1. Financial Statements: See “Part II, Item 8. Financial Statements and Supplementary Data” of this report for a list of financial statements.
2. Financial Statement Schedules: Schedule 12-14 Investments in and Advances to Affiliates—See “Part II, Item 8. Financial Statements and Supplementary Data—Note 11. ” of this report.
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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Certificate of Incorporation of OFS Capital Corporation	N-2 (333-166363)	March 18, 2011
3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	10-K (814-00813)	March 26, 2013
3.3	Bylaws of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011
4.1	Form of Stock Certificate of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011
4.2	Base Indenture	N-2 (333-200376)	November 19, 2014
4.3	Warrant Agreement	N-2/A (333-200376)	December 16, 2014
4.4	Subscription Agent Agreement	N-2/A (333-200376)	December 16, 2014
4.5	Subscription Certificate	N-2/A (333-200376)	December 16, 2014
4.6	Certificate of Designation	N-2/A (333-200376)	December 16, 2014
4.7	Fifth Supplemental Indenture dated as of February 10, 2021 between OFS Capital Corporation and U.S. Bank National Association, as trustee	Form 8-K (814-00813)	February 10, 2021
4.8	Form of 4.75% Note due 2026 (incorporated by reference to Exhibit 4.1 thereto and Exhibit A therein)	Form 8-K (814-00813)	February 10, 2021
4.9	Sixth Supplemental Indenture dated of October 28, 2021 between OFS Capital Corporation and U.S. Bank National Association, as trustee	Form 8-K (814-00813)	October 28, 2021
4.10	Form of 4.95% Notes due 2028 (incorporated by reference to Exhibit 4.1 thereto and Exhibit A therein)	Form 8-K (814-00813)	October 28, 2021
4.11	Description of Securities			*
10.1	Form of Dividend Reinvestment Plan	N-2/A (333-166363)	March 18, 2011
10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC	10-Q (814-00813)	November 7, 2014
10.3	Custody Agreement	10-K (814-00813)	March 4, 2022

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC	N-2/A (333-166363)	March 18, 2011
10.5	License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	March 18, 2011
10.6	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers	N-2/A (333-166363)	March 18, 2011
10.7	Form of Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	July 24, 2012
10.8	Assignment and Assumption Agreement by and among Orchard First Source Asset Management, LLC, Orchard First Source Asset Management Holdings, LLC and OFS Capital Corporation, dated January 10, 2023			*
10.9	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated March 7, 2018	10-K (814-00813)	March 12, 2018
10.10	Promissory Note between OFS Capital Corporation and Pacific Western Bank dated November 5, 2015	10-Q (814-00813)	November 6, 2015
10.11	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated March 7, 2018	10-K (814-00813)	March 12, 2018
10.12	Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.13	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.14	Commercial Guaranty Agreement between OFS Capital Corporation and Pacific Western Bank, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.15	Amendment One to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated June 26, 2020	Form 8-K (814-00813)	July 2, 2020
10.16	Amendment Two to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated July 29, 2020	Form 8-K (814-00813)	July 31, 2020
10.17	Amendment Three to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated October 7, 2020	Form 8-K (814-00813)	October 9, 2020
10.18	Amendment Four to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated February 17, 2021	Form 8-K (814-00813)	February 19, 2021
10.19	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated February 17, 2021	Form 8-K (814-00813)	February 19, 2021
10.20	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated November 15, 2021	Form 8-K (814-00813)	November 18, 2021
10.21	Amendment Five to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated April 22, 2022	Form 8-K (814-00813)	April 25, 2022
10.22	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated April 22, 2022	Form 8-K (814-00813)	April 25, 2022
10.23	Amendment Six to the Business Loan Agreement between OFS Capital Corporation and Pacific Western Bank dated December 15, 2022	Form 8-K (814-00813)	December 15, 2022
10.24	Commercial Guaranty Agreement between among OFS Capital Corporation, OFSCC-MB, Inc., and Pacific Western Bank, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.25
Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings LLC, as equityholder, OFS Capital Corporation, LLC, as servicer, and Citibank, N.A., as collateral agent, dated June 20, 2019.
		Form 8-K (814-00813)	June 24, 2019
10.26
First Amendment to the Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings LLC, as equityholder, OFS Capital Corporation, LLC, as servicer, and Virtus Group LP, as collateral administrator, dated June 24, 2022
		Form 8-K (814-00813)	June 27, 2022
10.27
Second Amendment to the Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings LLC, as equityholder, OFS Capital Corporation, LLC, as servicer, and Virtus Group, LP, as collateral administrator, dated February 2, 2023
*
10.28
Securities Account Control Agreement by and among OFSCC-FS, LLC, as pledgor, BNP Paribas, as administrative agent, and Citibank, N.A., as secured party and securities intermediary, dated June 20, 2019.
		Form 8-K (814-00813)	June 24, 2019
10.29	Custodian and Loan Administration Agreement by and among OFSCC-FS, LLC, Citibank, N.A., as custodian, and Virtus Group, LP, as collateral administrator, dated June 20, 2019.	Form 8-K (814-00813)	June 24, 2019
10.30	Loan Sale and Contribution Agreement by and between OFSCC-FS, LLC, as the buyer, and OFSCC-FS Holdings, LLC, as the seller, dated June 20, 2019.	Form 8-K (814-00813)	June 24, 2019
11.1	Computation of Per Share Earnings			+
14.1	Joint Code of Ethics of OFS Capital Corporation and OFS Advisor	Form 10-Q (814-00813)	November 4, 2022
21.1	List of Subsidiaries			*
23.1	Consent from KPMG LLP			*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report
†	Furnished herewith

Item 16.    Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFS Capital Corporation

Date: March 3, 2023	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 3, 2023	/s/ Bilal Rashid
Bilal Rashid, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 3, 2023	/s/ Ashwin Ranganathan
Ashwin Ranganathan, Director

Date: March 3, 2023	/s/ Romita Shetty
Romita Shetty, Director

Date: March 3, 2023	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 3, 2023	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer, Treasurer (Principal Financial Officer) and Director

Date: March 3, 2023	/s/ Ross A. Teune
Ross A. Teune, Chief Accounting Officer (Principal Accounting Officer)