Form 10-Q
period 2023-03-31
OFS Capital Corp
filed 2023-05-05
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 1, 2023 was 13,398,078.

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

ASC	Accounting Standards Codification, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility, as amended, that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement, as amended, by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company’s board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Distribution reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC for which OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for which OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor

Term	Explanation or Definition
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC and OFS CLO II Management, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
PWB Credit Facility	A senior secured revolving credit facility, as amended, with Pacific Western Bank, as lender, that provides for borrowings to the Company in an aggregate principal amount up to $25,000,000
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SBIC I GP	OFS SBIC I GP, LLC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility positions
Transaction Price	The price in an arm’s length transaction involving the same security
Unsecured Notes	The Unsecured Notes Due September 2023, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025, the Unsecured Notes Due October 2026, the Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2025	The Company’s $48.5 million aggregate principal amount of 6.5% notes due October 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026, which were redeemed on November 22, 2021
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028
Unsecured Notes Due September 2023	The Company’s $25.0 million aggregate principal amount of 6.25% notes due September 30, 2023, which were redeemed on November 1, 2021

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “would”, “should”, “targets”, “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the constraint on investments due to access to material nonpublic information;
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
•our plans to focus on providing first lien senior secured loans to larger borrowers and the impact of these plans on our risk profile, including our belief that the seniority of such loans in a borrower's capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, rising interest and elevated inflation rates, the risk of recession and of a failure to increase the U.S. debt ceiling, and related market volatility;
•the percentage of investments that will bear interest on a floating rate or fixed rate basis;
•interest rate volatility, including the transition from LIBOR to SOFR and/or other alternative reference rate(s);
•plans by SBIC I LP to repay its outstanding SBA debentures;
•our ability to raise debt or equity capital as a BDC;
•the success of our current borrowings, follow-on equity offerings and issuances of senior securities or future borrowings to fund the growth of our investment portfolio;
•the timing, form and amount of any distributions from our portfolio companies;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the general economy and its impact on the industries in which we invest;
•the impact of current political, economic and industry conditions, including changes in the interest rate environment, inflation, significant market volatility, instability in the U.S. and international banking systems, ongoing supply chain and labor market disruptions, resource shortages and other conditions affecting the financial and capital markets on our business, financial condition, results of operations and the fair value of our portfolio investments;

•the impact of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;
•the belief that long-dated financing affords us operational flexibility;
•the belief that our loan portfolio is well positioned and will continue to produce strong results and perform well in the current interest rate environment;
•the belief that our cash balances are not exposed to any significant credit risk as a result of the recent banking failures;
•the fluctuation of the fair value of our investments due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value; and
•the effect of new or modified laws or regulations governing our operations.
    Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 3, 2023, and this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $446,527 and $446,620, respectively)	$400,484	$402,771
Affiliate investments (amortized cost of $18,337 and $18,100, respectively)	99,275	96,701
Control investment (amortized cost of $10,160 and $10,160, respectively)	—	1,104
Total investments, at fair value (amortized cost of $475,024 and $474,880, respectively)	499,759	500,576
Cash	10,773	14,937
Interest receivable	2,201	2,202
Prepaid expenses and other assets	2,750	3,002
Total assets	$515,483	$520,717

Liabilities
Revolving lines of credit	$106,000	$104,700
SBA debentures (net of deferred debt issuance costs of $158 and $223, respectively)	45,762	50,697
Unsecured notes (net of deferred debt issuance costs of $3,402 and $3,647, respectively)	176,598	176,353
Interest payable	2,104	3,947
Payable to adviser and affiliates (Note 3)	4,025	3,909
Accrued professional fees	419	444
Other liabilities	767	244
Total liabilities	335,675	340,294

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 and 13,398,078 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	134	134
Paid-in capital in excess of par	184,841	184,841
Total distributable earnings (losses)	(5,167)	(4,552)
Total net assets	179,808	180,423

Total liabilities and net assets	$515,483	$520,717

Number of shares outstanding	13,398,078	13,398,078
Net asset value per share	$13.42	$13.47

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Investment income
Interest income:
Non-control/non-affiliate investments	$13,393	$9,647
Control investment	—	141
Total interest income	13,393	9,788
Dividend income:
Non-control/non-affiliate investments	2	713
Affiliate investments	783	—
Control investment	—	45
Total dividend income	785	758
Fee income:
Non-control/non-affiliate investments	105	394
Control investment	—	6
Total fee income	105	400
Total investment income	14,283	10,946
Expenses
Interest expense	4,874	3,624
Management fee	1,894	2,020
Income Incentive Fee	1,238	—
Capital Gains Fee	—	1,072
Professional fees	436	407
Administration fee	482	451
Other expenses	409	367
Total expenses	9,333	7,941
Net investment income	4,950	3,005
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	167	(13)
Net realized gain on control investments	—	278
Income tax expense on net realized investment gains	(171)	(48)
Net unrealized depreciation on non-control/non-affiliate investments	(2,196)	(4,784)
Net unrealized appreciation on affiliate investments	2,338	11,792
Net unrealized depreciation on control investment	(1,104)	(1,684)
Deferred tax expense on net unrealized appreciation	(159)	(41)
Net gain (loss) on investments	(1,125)	5,500
Loss on extinguishment of debt	(19)	(144)
Net increase in net assets resulting from operations	$3,806	$8,361

Net investment income per common share – basic and diluted	$0.37	$0.22
Net increase in net assets resulting from operations per common share – basic and diluted	$0.28	$0.62
Distributions declared per common share	$0.33	$0.28
Basic and diluted weighted average shares outstanding	13,398,078	13,422,447
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2021	—	$—	13,422,413	$134	$185,113	$18,497	$203,744
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,005	3,005
Net realized gain on investments, net of taxes	—	—	—	—	—	217	217
Loss on extinguishment of debt	—	—	—	—	—	(144)	(144)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	5,283	5,283
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	3,016	—	39	—	39
Dividends declared	—	—	—	—	—	(3,758)	(3,758)
Net increase for the three month period ended March 31, 2022	—	—	3,016	—	39	4,603	4,642
Balances at March 31, 2022	—	$—	13,425,429	$134	$185,152	$23,100	$208,386

Balances at December 31, 2022	—	$—	13,398,078	$134	$184,841	$(4,552)	$180,423
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,950	4,950
Net realized loss on investments, net of taxes	—	—	—	—	—	(4)	(4)
Loss on extinguishment of debt	—	—	—	—	—	(19)	(19)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(1,121)	(1,121)
Distributions to stockholders:
Dividends declared	—	—	—	—	—	(4,421)	(4,421)
Net decrease for the three month period ended March 31, 2023	—	—	—	—	—	(615)	(615)
Balances at March 31, 2023	—	$—	13,398,078	$134	$184,841	$(5,167)	$179,808

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$3,806	$8,361
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(167)	(265)
Income tax expense on net realized investment gains	171	48
Loss on extinguishment of debt	19	144
Net unrealized (appreciation) depreciation on investments, net of taxes	1,121	(5,283)
Amortization of Net Loan Fees	(409)	(284)
Amendment fees collected	39	90
Payment-in-kind interest and dividend income	(462)	(270)
Accretion of interest income on Structured Finance Securities	(3,002)	(2,282)
Amortization of debt issuance costs	387	375
Amortization of intangible asset	102	103
Purchase and origination of portfolio investments	(9,944)	(70,164)
Proceeds from principal payments on portfolio investments	1,791	19,606
Proceeds from sale or redemption of portfolio investments	8,919	3,143
Proceeds from distributions received from portfolio investments	3,138	5,743
Changes in operating assets and liabilities:
Interest receivable	1	(617)
Interest payable	(1,843)	(2,028)
Payable to adviser and affiliates	116	(313)
Receivable for investment sold	—	14,893
Payable for investments purchased	—	4,249
Other assets and liabilities	174	367
Net cash provided by (used in) operating activities	3,957	(24,384)

Cash flows from financing activities
Distributions paid to stockholders	(4,421)	(3,719)
Borrowings under revolving lines of credit	12,300	14,650
Repayments under revolving lines of credit	(11,000)	—
Repayments of SBA debentures	(5,000)	(19,000)
Payment of deferred financing costs	—	(122)
Net cash used in financing activities	(8,121)	(8,191)
Net decrease in cash	(4,164)	(32,575)
Cash at beginning of period	14,937	43,048
Cash at end of period	$10,773	$10,473

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,330	$5,277
Reinvestment of distributions to stockholders	—	39
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
March 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
Senior Secured Loan		11.01%	SOFR+	6.00%	1/28/2022	11/16/2027	$8,889	$8,838	$8,763	4.9%

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
Senior Secured Loan		11.06%	SOFR+	6.25%	7/22/2022	7/22/2027	1,995	1,956	1,930	1.1

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		10.55%	SOFR+	5.50%	3/2/2021	2/10/2027	3,759	3,754	3,326	1.8

All Star Auto Lights, Inc. (4) (15) (21)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		12.41%	L+	7.25%	12/19/2019	8/20/2025	23,035	22,826	22,948	12.8
Senior Secured Loan		12.06%	L+	7.25%	8/4/2022	8/20/2025	4,963	4,885	4,942	2.7
							27,998	27,711	27,890	15.5
Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		13.66%	L+	8.50%	1/31/2022	9/14/2029	3,000	2,692	1,540	0.9

Atlantis Holding, LLC (14) (15)	Electronics and Appliance Stores
Senior Secured Loan		12.15%	SOFR+	7.25%	3/29/2022	3/31/2029	6,730	6,513	6,573	3.7

Avison Young (22)	Nonresidential Property Managers
Senior Secured Loan (15)		10.67%	SOFR+	5.75%	11/25/2021	1/31/2026	3,935	3,911	3,311	1.8
Senior Secured Loan		11.92%	SOFR+	7.00%	8/19/2022	1/31/2026	796	755	697	0.4
							4,731	4,666	4,008	2.2
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance. Abuse Centers
Senior Secured Loan		13.66%	L+	8.50%	6/10/2021	6/11/2028	4,962	4,907	4,888	2.7
Senior Secured Loan (Delayed Draw)		13.66%	L+	8.50%	6/10/2021	6/11/2028	3,988	3,941	3,928	2.2
							8,950	8,848	8,816	4.9
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		12.41%	L+	7.25%	2/2/2022	6/8/2029	1,667	1,642	1,459	0.8

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw) (15)		11.65%	SOFR+	6.50%	2/25/2022	2/25/2027	$11,187	$11,079	$10,820	6.0%
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(10)	(42)	—
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	1,268	0.7
Preferred Equity (1,723 Class A Units) 12.0% cash / 2.0% PIK					3/3/2023			172	172	0.1
							11,187	12,531	12,218	6.8
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	40	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		11.59%	L+	6.75%	9/28/2018	3/30/2029	5,938	5,849	5,885	3.3

Creation Technologies (15) (22)	Bare Printed Circuit Board Manufacturing
Senior Secured Loan		10.28%	L+	5.50%	9/24/2021	10/5/2028	1,985	1,973	1,838	1.0

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		12.78%	SOFR+	8.00%	3/9/2022	5/25/2026	252	247	238	0.1
Senior Secured Loan (6) (10)		8.31%	SOFR+	3.25%	11/19/2019	8/24/2026	1,935	1,935	111	0.1
							2,187	2,182	349	0.2
East West Manufacturing (15)	Fluid Power Pump and Motor Manufacturing
Senior Secured Loan		10.43%	SOFR+	5.75%	2/11/2022	12/22/2028	1,945	1,928	1,721	1.0
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	SOFR+	5.75%	2/11/2022	12/22/2028	—	(2)	(2)	—
							1,945	1,926	1,719	1.0
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		13.34%	L+	8.50%	4/8/2021	6/26/2026	3,679	3,383	2,952	1.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4) (19)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50%	N/A		6/30/2017	12/31/2025	$6,343	$6,343	$6,343	3.5%
Senior Secured Loan (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	7,278	6,584	4,254	2.4
Senior Secured Loan (Revolver) (5)		n/m (18)	N/A		11/29/2021	12/31/2025	—	—	—	—
Equity Participation Rights (10) (23)					12/31/2021			4,722	—	—
							13,621	17,649	10,597	5.9
Excelin Home Health, LLC (4)	Home Health Care Services
Senior Secured Loan		14.66% cash / 2.25% PIK	SOFR+	9.50%	10/25/2018	9/30/2025	4,290	4,197	4,158	2.3

GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (15)		10.80%	SOFR+	5.75%	10/15/2021	10/15/2027	6,516	6,417	6,522	3.6
Senior Secured Loan (Delayed Draw) (5) (15)		10.80%	SOFR+	5.75%	10/15/2021	10/15/2027	1,899	1,812	1,907	1.1
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	5.75%	10/15/2021	10/15/2027	—	(11)	—	—
							8,415	8,218	8,429	4.7
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		11.51%	L+	6.75%	1/27/2022	3/2/2029	4,000	4,000	3,796	2.1

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		12.23%	SOFR+	7.00%	10/1/2018	10/1/2024	14,868	14,697	14,868	8.3
Senior Secured Loan (Revolver)		12.41%	SOFR+	7.00%	10/1/2018	10/1/2024	2,344	2,281	2,344	1.3
							17,212	16,978	17,212	9.6
Ivanti Software, Inc. (14) (15)	Software Publishers
Senior Secured Loan		9.21%	L+	4.25%	3/26/2021	12/1/2027	2,955	2,964	2,437	1.4

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		10.33%	L+	5.50%	1/14/2021	11/15/2025	5,278	5,150	4,147	2.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Karman Buyer Corp (14) (15)	Advertising Agencies
Senior Secured Loan		9.31%	L+	4.50%	3/2/2022	10/28/2027	$2,279	$2,251	$1,967	1.1%

KNS Acquisition Corp. (14) (15)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		11.17%	L+	6.25%	4/16/2021	4/21/2027	6,738	6,706	6,555	3.6

Kreg LLC	Other Ambulatory Health Care Services
Senior Secured Loan (15)		7.30% cash / 4.50% PIK	SOFR+	2.25%	12/20/2021	12/20/2026	16,735	16,642	15,385	8.6
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	6.25%	12/20/2021	12/20/2026	—	(7)	(108)	(0.1)
							16,735	16,635	15,277	8.5
LogMeIn, Inc. (14) (15)	Data Processing, Hosting, and Related Services
Senior Secured Loan		9.59%	L+	4.75%	3/26/2021	8/31/2027	2,939	2,938	1,694	0.9

Metasource (15)	All Other Business Support Services
Senior Secured Loan		11.17%	SOFR+	6.25%	5/17/2022	5/17/2027	2,772	2,749	2,613	1.5
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(7)	(69)	—
							2,772	2,742	2,544	1.5
Milrose Consultants, LLC (4) (21)	Administrative Management and General Management Consulting Services
Senior Secured Loan (15)		11.65%	SOFR+	6.50%	7/16/2019	7/16/2025	27,103	27,084	26,669	14.9
Senior Secured Loan (Revolver) (5)		11.65%	SOFR+	6.50%	7/16/2019	7/16/2025	476	470	450	0.3
							27,579	27,554	27,119	15.2
One GI LLC	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw) (15)		11.66%	SOFR+	6.75%	12/13/2021	12/22/2025	7,489	7,386	6,892	3.8
Senior Secured Loan (Delayed Draw) (5) (15)		11.61%	SOFR+	6.75%	12/13/2021	12/22/2025	3,946	3,876	3,629	2.0
Senior Secured Loan (Revolver)		11.66%	SOFR+	6.75%	12/13/2021	12/22/2025	1,444	1,425	1,329	0.7
							12,879	12,687	11,850	6.5
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6) (10)	Software Publishers
Senior Secured Loan		4.00%	N/A		3/13/2018	1/1/2024	16,648	14,113	6,972	3.9

PM Acquisition LLC (10) (20)	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			499	893	0.5

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Reception Purchaser LLC (15)	Transportation and Warehousing
Senior Secured Loan		10.78%	SOFR+	6.00%	4/28/2022	3/24/2028	$2,535	$2,503	$2,502	1.4%

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018		—	—	1,146	0.6

RSA Security (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		9.57%	L+	4.75%	4/16/2021	4/27/2028	2,762	2,750	2,184	1.2
Senior Secured Loan		12.56%	L+	7.75%	4/16/2021	4/27/2029	4,450	4,401	2,591	1.4
							7,212	7,151	4,775	2.6
RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
Senior Secured Loan		13.41%	L+	8.25%	8/31/2021	8/31/2026	3,985	3,828	3,642	2.0
Senior Secured Loan (Delayed Draw)		13.41%	L+	8.25%	8/31/2021	8/31/2026	1,206	1,190	1,102	0.6
Warrants (warrants to purchase up to $600,000 in common stock)					8/31/2021	7/25/2023 (12)		200	—	—
							5,191	5,218	4,744	2.6
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	120	0.1

Signal Parent, Inc. (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		8.31%	L+	3.50%	3/25/2021	4/3/2028	1,817	1,803	1,218	0.7

Spear Education Holdings, LLC	Professional and Management Development Training
Senior Secured Loan		12.55%	SOFR+	7.50%	2/10/2023	12/15/2027	1,496	1,460	1,460	0.8

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,) (15)	Child Day Care Services
Senior Secured Loan		13.41%	L+	8.25%	7/26/2018	7/30/2026	6,399	6,384	6,079	3.4

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		10.30%	SOFR+	5.25%	8/26/2019	8/26/2024	$9,650	$9,623	$9,440	5.3%
Senior Secured Loan		10.30%	SOFR+	5.25%	12/31/2020	8/26/2024	1,043	1,039	1,020	0.6
Senior Secured Loan		10.30%	SOFR+	5.25%	12/8/2021	8/26/2024	2,627	2,613	2,569	1.4
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	5.25%	8/26/2019	8/26/2024	—	(2)	(15)	—
							13,320	13,273	13,014	7.3
SS Acquisition, LLC (15)	Sports and Recreation Instruction
Senior Secured Loan (8)		11.70%	SOFR+	6.84%	12/30/2021	12/30/2026	3,042	3,019	3,017	1.7
Senior Secured Loan (Delayed Draw)		12.40%	SOFR+	7.59%	12/30/2021	12/30/2026	1,460	1,447	1,475	0.8
							4,502	4,466	4,492	2.5
Staples, Inc. (14) (15) (22)	Business to Business Electronic Markets
Senior Secured Loan		9.81%	L+	5.00%	6/24/2019	4/16/2026	2,892	2,854	2,670	1.5

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		12.84%	L+	8.00%	5/15/2018	4/30/2026	9,073	9,072	9,073	5.0

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan		11.84%	L+	7.00%	12/21/2021	12/22/2024	16,333	16,333	16,497	9.2
Senior Secured Loan (Revolver) (5)		11.84%	L+	7.00%	12/21/2021	12/22/2024	1,867	1,840	1,867	1.0
							18,200	18,173	18,364	10.2
Thryv, Inc. (14) (15)	Directory and Mailing List Publishers
Senior Secured Loan		13.34%	L+	8.50%	2/18/2021	3/1/2026	3,654	3,596	3,638	2.0

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan (15)		10.70%	L+	5.75%	10/14/2021	10/14/2026	15,465	15,410	15,001	8.3
Senior Secured Loan (Revolver) (5)		10.60%	L+	5.75%	10/14/2021	10/14/2026	438	428	360	0.2
							15,903	15,838	15,361	8.5
Tony's Fresh Market / Cardenas Markets (15)	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		11.75%	SOFR+	6.75%	7/20/2022	8/1/2029	5,970	5,645	5,586	3.1

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		13.33%	L+	8.50%	5/13/2021	11/2/2028	$4,500	$4,606	$4,232	2.4%

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			9	18	—
Warrants (3,976 units)					7/26/2012	4/16/2023 (12)		8	15	—
								17	33	—

Total Debt and Equity Investments							$341,644	$343,167	$313,461	174.4%

Structured Finance Securities (22)

Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		20.28%			11/16/2020	10/20/2031	$11,080	$10,119	$7,452	4.1%

Apex Credit CLO 2021 Ltd (7) (9)
Subordinated Notes		17.59%			5/28/2021	7/18/2034	8,630	7,299	5,968	3.3

Apex Credit CLO 2022-1A (7) (9)
Subordinated Notes		16.28%			4/28/2022	4/22/2033	10,726	8,701	7,806	4.3

Ares L CLO (9)
Mezzanine Debt - Class E		10.48%	L+	5.65%	2/17/2022	1/15/2032	6,000	5,769	5,277	2.9

Barings CLO 2019-I Ltd. (9)
Mezzanine Debt - Class E		11.69%	L+	6.86%	2/23/2022	4/15/2035	8,000	7,904	7,313	4.1

Battalion CLO XI, Ltd. (9)
Mezzanine Debt - Class E		11.67%	L+	6.85%	4/25/2022	4/24/2034	6,000	5,871	5,446	3.0

Brightwood Capital MM CLO 2022-1, LTD (10) (17)
Loan accumulation facility		0.00%			1/5/2022	12/31/2032	8,500	8,500	8,140	4.5

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Dryden 53 CLO, Ltd. (7) (9)
Subordinated Notes - Income		22.77%			10/26/2020	1/15/2031	$2,700	$1,517	$969	0.5%
Subordinated Notes		24.58%			10/26/2020	1/15/2031	2,159	1,187	775	0.4
							4,859	2,703	1,744	0.9
Dryden 76 CLO, Ltd. (7) (9)
Subordinated Notes		19.59%			9/27/2019	10/20/2032	2,750	2,328	2,112	1.2

Elevation CLO 2017-7, Ltd. (7) (9) (10) (16)
Subordinated Notes		0.00%			2/6/2019	7/15/2030	5,448	1,310	97	0.1

Flatiron CLO 18, Ltd. (7) (9)
Subordinated Notes		19.31%			1/2/2019	4/17/2031	9,680	6,940	5,719	3.2

Madison Park Funding XXIII, Ltd. (7) (9)
Subordinated Notes		24.84%			1/8/2020	7/27/2047	10,000	6,160	5,492	3.1

Madison Park Funding XXIX, Ltd. (7) (9)
Subordinated Notes		21.85%			12/22/2020	10/18/2047	9,500	6,476	5,934	3.3

Monroe Capital MML CLO X, Ltd. (9)
Mezzanine Debt - Class E-R		13.55%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	949	945	0.5

Octagon Investment Partners 39, Ltd. (7) (9)
Subordinated Notes		17.44%			1/23/2020	10/20/2030	7,000	4,539	3,084	1.7

Park Avenue Institutional Advisers CLO Ltd 2021-1 (9)
Mezzanine Debt - Class E		12.11%	L+	7.30%	1/26/2021	1/20/2034	1,000	979	911	0.5

Redding Ridge 4 (7) (9)
Subordinated Notes		15.34%			3/4/2021	4/15/2030	1,300	1,024	691	0.4

Regatta II Funding (9)
Mezzanine Debt - Class DR2		11.78%	L+	6.95%	6/5/2020	1/15/2029	800	788	740	0.4

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Regatta XXII Funding Ltd (9)
Mezzanine Debt - Class E		11.83%	SOFR+	7.19%	5/6/2022	7/20/2035	$3,000	$2,972	$2,990	1.7%

THL Credit Wind River 2019‐3 CLO Ltd (7) (9)
Subordinated Notes		13.84%			4/5/2019	4/15/2031	7,000	5,321	3,708	2.1

Trinitas CLO VIII (7) (9)
Subordinated Notes		23.02%			3/4/2021	7/20/2117	5,200	3,094	2,139	1.2

Venture 45 CLO Ltd. (9)
Mezzanine Debt - Class E		12.34%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,934	2,876	1.6

Wellfleet CLO 2018-2 (7) (9)
Subordinated Notes		22.01%			3/4/2021	10/20/2031	1,000	680	439	0.2

Total Structured Finance Securities							$131,473	$103,360	$87,023	48.3%

Total Non-control/Non-affiliate Investments							$473,117	$446,527	$400,484	222.7%
Affiliate Investments
Contract Datascan Holdings, Inc. (4) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares), 10% PIK					8/5/2015			$6,551	$8,010	4.5%
Common Equity (11,273 shares) (10)					6/28/2016			104	1,520	0.8
								6,655	9,530	5.3
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	1,525	0.8

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00% PIK	N/A		4/17/2015	7/20/2023	8,857	4,680	129	0.1
Preferred Equity (3,723 Series A units), 8% PIK					4/17/2015			3,483	—	—
Common Equity (15,564 units)					4/17/2015			—	—	—
							8,857	8,163	129	0.1
Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)					1/1/2014			217	85,429	47.5

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			$1,595	$761	0.4%

TRS Services, LLC (4) (10) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			—	1,901	1.1
Common Equity (3,000,000 units)				12/10/2014			572	—	—
							572	1,901	1.1

Total Affiliate Investments						$8,857	$18,337	$99,275	55.2%
Control Investments
Eblens Holdings, Inc. (10) (20)	Shoe Store
Subordinated Loan (6)		13.00% PIK	N/A	7/13/2017	10/3/2025	$5,109	$4,605	$—	—%
Subordinated Loan (6)		13.00% PIK	N/A	7/13/2017	10/3/2025	5,109	4,605	—	—
Common Equity (356 Class A units)				10/3/2022			950	—	—
						10,218	10,160	—	—

Total Control Investments						$10,218	$10,160	$—	—%

Total Investments						$492,192	$475,024	$499,759	277.9%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)At March 31, 2023, the Company held loans with an aggregate principal amount of $311,371, or 94% of the total loan portfolio, that bear interest at a variable rate indexed to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect at March 31, 2023. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted in footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)Investments (or portion thereof) held by SBIC I LP. These assets are pledged as collateral of the SBA debentures and cannot be pledged under any debt obligation of the Company.
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of March 31, 2023, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2023
(Dollar amounts in thousands)

(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of March 31, 2023:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	11.70%	11.09%	0.61%
SS Acquisition, LLC (Delayed Draw)	12.40%	11.19%	1.21%

(9)The rate disclosed on CLO subordinated note investments is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amounts and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2023:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Kreg, LLC	Senior Secured Loan	0% to 4.00%	7.30% to 11.30%	4.50%
Master Cutlery, LLC	Subordinated Loan	0% to 13.00%	0% to 13.00%	13.00%

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
(16)As of March 31, 2023, the effective accretable yield has been estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security's anticipated optional redemption, is less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions will be recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security's then-current amortized cost.
(17)Loan accumulation facilities are financing structures intended to aggregate loans that are expected to form part of the portfolio of a future CLO vehicle. Reported yields represent an estimated yield to be earned on the investment. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. As of March 31, 2023, the fair value of the loan accumulation facility was determined by a probability weighted NAV analysis.
(18)Not meaningful as there is no outstanding balance on the revolver or delayed draw facility. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company holds at least one seat on the portfolio company’s board of directors.
(20)The Company has an observer seat on the portfolio company’s board of directors.
(21)Portfolio company represents greater than 5% of total assets at March 31, 2023.
(22)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of March 31, 2023, approximately 81% of the Company's assets were qualifying assets.
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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Yahoo / Verizon Media (14) (15)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		9.88%	L+	5.50%	7/21/2021	9/1/2027	$3,127	$3,100	$2,843	1.6%

Total Debt and Equity Investments							342,699	344,143	314,253	174.2%

Structured Finance Securities (22)
Apex Credit CLO 2020 (9) (16)
Subordinated Notes		19.26%			11/16/2020	10/20/2031	11,080	9,915	7,996	4.4%

Apex Credit CLO 2021 Ltd (9) (16)
Subordinated Notes		18.54%			5/28/2021	7/18/2034	8,630	7,198	6,141	3.4

Apex Credit CLO 2022-1A (9) (16)
Subordinated Notes		16.48%			4/28/2022	4/22/2033	10,726	8,389	8,611	4.8

Ares L CLO
Mezzanine Debt - Class E		9.73%	L+	5.65%	2/17/2022	1/15/2032	6,000	5,749	5,272	2.9

Barings CLO 2019-I Ltd.
Mezzanine Debt - Class E		10.94%	L+	6.86%	2/23/2022	4/15/2035	8,000	7,899	7,308	4.1

Battalion CLO XI, Ltd.
Mezzanine Debt - Class E		11.17%	L+	6.85%	4/24/2022	4/24/2034	6,000	5,855	5,445	3.0

Brightwood Capital MM CLO 2022-1, LTD (17)
Loan accumulation facility		14.50%			1/5/2022	12/31/2032	8,500	8,500	8,299	4.6

Dryden 53 CLO, LTD. (9) (16)
Subordinated Notes - Income		23.00%			10/26/2020	1/15/2031	2,700	1,499	1,029	0.5
Subordinated Notes		22.97%			10/26/2020	1/15/2031	2,159	1,199	823	0.5
							4,859	2,698	1,852	1.0

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Dryden 76 CLO, Ltd. (9) (16)
Subordinated Notes		19.75%			9/27/2019	10/20/2032	$2,750	$2,266	$2,030	1.1%

Elevation CLO 2017-7, Ltd. (7) (9) (16)
Subordinated Notes		0.00%			2/6/2019	7/15/2030	5,449	1,311	118	0.1

Flatiron CLO 18, Ltd. (9) (16)
Subordinated Notes		20.94%			1/2/2019	4/17/2031	9,680	6,907	5,587	3.1

Madison Park Funding XXIII, Ltd. (9) (16)
Subordinated Notes		23.69%			1/8/2020	7/27/2047	10,000	6,112	5,319	2.9

Madison Park Funding XXIX, Ltd. (9) (16)
Subordinated Notes		19.83%			12/22/2020	10/18/2047	9,500	6,459	5,645	3.1

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		13.03%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	945	874	0.5

Octagon Investment Partners 39, Ltd. (9) (16)
Subordinated Notes		18.97%			1/23/2020	10/20/2030	7,000	4,504	3,202	1.8

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine Debt - Class E		11.54%	L+	7.30%	1/26/2021	1/20/2034	1,000	978	910	0.5

Redding Ridge 4 (9) (16)
Subordinated Notes		17.49%			3/4/2021	4/15/2030	1,300	1,034	695	0.4

Regatta II Funding
Mezzanine Debt - Class DR2		11.03%	L+	6.95%	6/5/2020	1/15/2029	800	778	738	0.4

Regatta XXII Funding Ltd
Mezzanine Debt - Class E		11.24%	SOFR+	7.19%	5/6/2022	7/20/2035	3,000	2,971	2,990	1.7

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
THL Credit Wind River 2019‐3 CLO Ltd. (9) (16)
Subordinated Notes		14.24%			4/5/2019	4/15/2031	$7,000	$5,347	$3,926	2.2%

Trinitas CLO VIII (9) (16)
Subordinated Notes		23.02%			3/4/2021	7/20/2117	5,200	3,060	2,216	1.2

Venture 45 CLO Ltd.
Mezzanine Debt - Class E		11.66%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,931	2,876	1.6

Wellfleet CLO 2018-2 (9) (16)
Subordinated Notes		23.88%			3/4/2021	10/20/2031	1,000	670	471	0.3

Total Structured Finance Securities							131,474	102,477	88,518	49.1

Total Non-control/Non-affiliate Investments							474,173	446,620	402,771	223.2

Affiliate Investments
Contract Datascan Holdings, Inc. (4) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			6,315	6,202	3.4
Common Equity (11,273 shares) (10)					6/28/2016			104	510	0.3
								6,419	6,712	3.7
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	1,568	0.9

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00% PIK	N/A		4/17/2015	7/20/2023	8,578	4,680	122	0.1%
Preferred Equity (3,723 Series A units), 8% PIK					4/17/2015			3,483	—	—
Common Equity (15,564 units)					4/17/2015			—	—	—
							8,578	8,163	122	0.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pfanstiehl Holdings, Inc. (4) (10) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			$217	$85,456	47.4%

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	953	0.5

TRS Services, LLC (4) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			—	1,890	1.0
Common Equity (3,000,000 units)				12/10/2014			572	—	—
							572	1,890	1.0

Total Affiliate Investments						8,578	18,101	96,701	53.6

Control Investment
Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (6)		13.00% PIK	N/A	7/13/2017	10/3/2025	4,945	4,605	1,104	0.6
Subordinated Loan (6)		13.00% PIK	N/A	7/13/2017	10/3/2025	4,945	4,605	—	—
Common Equity (356 Class A units) (10)				10/3/2022			950	—	—
						9,890	10,160	1,104	0.6
Total Control Investment						9,890	10,160	1,104	0.6

Total Investments						$492,641	$474,880	$500,576	277.4%
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
(9)    The rate disclosed on subordinated note investments is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amounts and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
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
OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. In addition, OFS Advisor serves as the investment adviser for HPCI, a non-traded BDC with an investment strategy and objective similar to that of the Company. OFS Advisor also serves as the investment adviser for OCCI, a non-diversified, externally managed, closed-end management investment company that is registered as an investment company under the 1940 Act and that primarily invests in Structured Finance Securities. Additionally, OFS Advisor serves as the adviser to separately-managed accounts and sub-advisor to investment companies managed by an affiliate.
The Company may make investments directly or through one or more of its subsidiaries: OFSCC-FS, SBIC I LP or OFSCC-MB.
OFSCC-FS, an indirect wholly owned and consolidated subsidiary of the Company, is a special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments. OFSCC-FS has debt financing through its BNP Facility, which provides OFSCC-FS with borrowing capacity of up to $150,000, subject to a borrowing base and other covenants.
SBIC I LP is an investment company subsidiary licensed under the SBA’s small business investment company program. The Company is limited to follow-on investments in current portfolio companies held through SBIC I LP. SBIC I LP is subject to SBA regulations and policies, including periodic examinations by the SBA. SBIC I LP intends to continue to repay its outstanding SBA debentures prior to their scheduled maturity dates.
OFSCC-MB is a wholly owned and consolidated subsidiary taxed under subchapter C of the Code that generally holds the Company’s equity investments in portfolio companies that are taxed as pass-through entities.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under ASC Topic 946, Financial Services–Investment Companies. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of, and for, the periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 3, 2023. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
the year, the Company exceeds the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from its investments, if borrowers completely fail to perform according to the terms of the contracts, is equal to the sum of the Company’s recorded investments and the unfunded commitments disclosed in Note 6.
Cash: The Company’s cash balances are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and at times, such balances exceed the FDIC insurance limit. The Company does not believe its cash balances are exposed to any significant credit risk. Cash balances are held in US Bank N.A. and Citibank N.A. money market deposit accounts. In addition, the Company’s use of cash held by SBIC I LP and OFSCC-FS is limited by SBA regulation and the terms and conditions of the BNP Facility, respectively, including but not limited to, payment of interest expense and principal on the outstanding borrowings.
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the Investment Advisory Agreement. The continuation of the Investment Advisory Agreement was most recently approved by the Board on April 5, 2023. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other funds affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser to other companies, including HPCI and OCCI.
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
For the years ended December 31, 2023 and 2022, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (excluding cash) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis, and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement for the 2023 calendar year on January 11, 2023.
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through March 31, 2023, the Company has not made a Capital Gains Fee payment.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of March 31, 2023 and December 31, 2022, there were no accrued Capital Gains Fees.
License Agreement: The Company is party to a license agreement with OFSAM under which OFSAM has granted the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. The continuation of the Administration Agreement was most recently approved by the Board on April 5, 2023. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Equity Ownership: As of March 31, 2023, affiliates of OFS Advisor held approximately 3,020,992 shares of common stock, which is approximately 22.5% of the Company’s outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three months ended March 31, 2023 and 2022, are presented below:

	Three Months Ended March 31,
	2023	2022
Management fee	$1,894	$2,020
Incentive fees:
Income Incentive Fee	1,238	—
Capital Gains Fee(1)	—	1,072
Administration fee	482	451
Distributions paid to affiliates	997	846
(1) As of March 31, 2022, the Capital Gains Fee of $1,072 was deferred and not due to OFS Advisor.
Note 4. Investments
As of March 31, 2023, the Company had loans to 47 portfolio companies, of which approximately 99% were senior secured loans and 1% were subordinated loans, at fair value. The Company also had equity investments in 17 portfolio companies and 23 investments in Structured Finance Securities. At March 31, 2023, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$334,903	70.5%	186.4%	$309,789	62.1%	172.2%
Subordinated debt investments	13,890	2.9	7.7	129	—	0.1
Preferred equity	10,375	2.2	5.8	10,221	2.0	5.7
Common equity, warrants and other(1)	12,495	2.6	6.9	92,597	18.5	51.5
Total Portfolio Company Investments	371,663	78.2	206.8	412,736	82.6	229.5
Structured Finance Securities	103,361	21.8	57.5	87,023	17.4	48.4
Total investments	$475,024	100.0%	264.3%	$499,759	100.0%	277.9%
(1) Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4 — Portfolio Concentration” for additional information.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in US dollars. As of March 31, 2023 and December 31, 2022, the Company’s investment portfolio was domiciled as follows:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$366,997	$408,728	$367,723	$407,851
Canada	4,666	4,008	4,680	4,207
Cayman Islands(1)	103,361	87,023	102,477	88,518
Total investments	$475,024	$499,759	$474,880	$500,576
(1) Investments domiciled in the Cayman Islands represent Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of March 31, 2023, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$2,742	0.6%	1.5%	$2,544	0.5%	1.4%
Convention and Trade Show Organizers	160	—	0.1	120	—	0.1
Landscaping Services	4,606	1.0	2.6	4,232	0.8	2.4
Security Systems Services (except Locksmiths)	5,852	1.2	3.3	5,885	1.2	3.3
Temporary Help Services	8,838	1.9	4.9	8,763	1.8	4.9
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	18,173	3.8	10.1	18,364	3.7	10.2
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,649	3.7	9.8	10,597	2.1	5.9
New Single-Family Housing Construction (except For-Sale Builders)	1,803	0.4	1.0	1,218	0.2	0.7
Education Services
Professional and Management Development Training	3,055	0.6	1.7	2,221	0.4	1.2
Sports and Recreation Instruction	4,466	0.9	2.5	4,492	0.9	2.5
Health Care and Social Assistance
Child Day Care Services	6,384	1.3	3.6	6,079	1.2	3.4
Home Health Care Services	4,197	0.9	2.3	4,158	0.8	2.3
Medical Laboratories	17	—	—	33	—	—
Offices of Physicians, Mental Health Specialists	13,273	2.8	7.4	13,014	2.6	7.2
Other Ambulatory Health Care Services	16,635	3.5	9.3	15,277	3.1	8.5
Outpatient Mental Health and Substance Abuse Centers	8,848	1.9	4.9	8,816	1.8	4.9
Services for the Elderly and Persons with Disabilities	20,749	4.4	11.5	20,647	4.1	11.5
Information
Cable and Other Subscription Programming	3,754	0.8	2.1	3,326	0.7	1.8
Data Processing, Hosting, and Related Services	4,073	0.9	2.3	3,219	0.6	1.8
Directory and Mailing List Publishers	3,596	0.8	2.0	3,638	0.7	2.0
Software Publishers	17,077	3.6	9.5	10,555	2.1	5.9
Television Broadcasting	2,182	0.5	1.2	349	0.1	0.2
Management of Companies and Enterprises
Offices of Other Holding Companies	12,687	2.7	7.1	11,850	2.4	6.6
Manufacturing
Bare Printed Circuit Board Manufacturing	1,973	0.4	1.1	1,838	0.4	1.0
Current-Carrying Wiring Device Manufacturing	3,383	0.7	1.9	2,952	0.6	1.6
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.3	—	—	—

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Fluid Power Pump and Motor Manufacturing	$1,926	0.4%	1.1%	$1,719	0.3%	1.0%
Ice Cream and Frozen Dessert Manufacturing	1,642	0.3	0.9	1,459	0.3	0.8
Motorcycle, Bicycle, and Parts Manufacturing	15,838	3.3	8.8	15,361	3.1	8.5
Other Industrial Machinery Manufacturing	5,218	1.1	2.9	4,744	0.9	2.6
Pharmaceutical Preparation Manufacturing	217	—	0.1	85,429	17.4	47.5
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	1,901	0.4	1.1
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	27,554	5.9	15.3	27,119	5.4	15.1
Advertising Agencies	2,251	0.5	1.3	1,967	0.4	1.1
Computer Systems Design Services	1,956	0.4	1.1	1,930	0.4	1.1
Other Computer Related Services	16,978	3.6	9.4	17,212	3.4	9.6
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.1	0.4	40	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	4,666	1.0	2.6	4,008	0.8	2.2
Office Machinery and Equipment Rental and Leasing	6,655	1.4	3.7	9,530	1.9	5.3
Retail Trade
Electronics and Appliance Stores	6,513	1.4	3.6	6,573	1.3	3.7
Electronic Shopping and Mail-Order Houses	6,706	1.4	3.7	6,555	1.3	3.6
Shoe store	10,160	2.1	5.7	—	—	—
Supermarkets and Other Grocery (except Convenience) Stores	5,645	1.2	3.1	5,586	1.1	3.1
All Other General Merchandise Stores	499	0.1	0.3	893	0.2	0.5
Transportation and Warehousing
Transportation and Warehousing	2,503	0.5	1.4	2,502	0.5	1.4
Wholesale Trade
Business to Business Electronic Markets	2,854	0.6	1.6	2,670	0.5	1.5
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	11,147	2.3	6.2	8,572	1.7	4.8
Drugs and Druggists' Sundries Merchant Wholesalers	5,150	1.1	2.9	4,147	0.8	2.3
Industrial Machinery and Equipment Merchant Wholesalers	9,072	1.9	5.0	9,073	1.8	5.0
Motor Vehicle Parts (Used) Merchant Wholesalers	27,711	5.8	15.3	27,890	5.6	15.5
Other Miscellaneous Nondurable Goods Merchant Wholesalers	2,692	0.6	1.5	1,540	0.3	0.9
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,163	1.7	4.5	129	—	0.1
Total Portfolio Company Investments	$371,663	78.2%	206.8%	$412,736	82.6%	229.5%

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Structured Finance Securities	103,361	21.8	57.5	87,023	17.4	48.4
Total investments	$475,024	100.0%	264.3%	$499,759	100.0%	277.9%
As of December 31, 2022, the Company had loans to 52 portfolio companies, of which 99.6% were senior secured loans and 0.4% were subordinated loans, at fair value. The Company also held equity investments in 16 portfolio companies and 23 investments in Structured Finance Securities. At December 31, 2022, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$335,558	70.7%	186.0%	$311,636	62.3%	172.7%
Subordinated debt investments	13,890	2.9	7.7	1,226	0.2	0.7
Preferred equity	9,966	2.1	5.5	8,196	1.6	4.5
Common equity, warrants and other	12,989	2.7	7.2	91,000	18.2	50.4
Total debt and equity investments	$372,403	78.4%	206.4%	$412,058	82.3%	228.3%
Structured Finance Securities	102,477	21.6	56.8	88,518	17.7	49.1
Total	$474,880	100.0%	263.2%	$500,576	100.0%	277.4%
As of December 31, 2022, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$2,745	0.6%	1.5%	$2,511	0.5%	1.4%
Convention and Trade Show Organizers	160	—	0.1	80	—	—
Hazardous Waste Treatment and Disposal	1,765	0.4	1.0	1,652	0.3	0.9
Landscaping Services	4,611	1.0	2.6	4,226	0.8	2.3
Security Systems Services (except Locksmiths)	5,849	1.2	3.2	5,767	1.2	3.2
Temporary Help Services	8,854	1.9	4.9	8,821	1.8	4.9
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	16,303	3.4	9.0	16,497	3.3	9.1
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,666	3.7	9.8	9,247	1.8	5.1
New Single-Family Housing Construction (except For-Sale Builders)	1,807	0.4	1.0	1,566	0.3	0.9
Education Services
Professional and Management Development Training	1,595	0.3	0.9	953	0.2	0.5
Sports and Recreation Instruction	4,222	0.9	2.3	4,172	0.8	2.3
Health Care and Social Assistance
Child Day Care Services	6,375	1.3	3.5	6,182	1.2	3.4
Home Health Care Services	4,210	0.9	2.3	3,987	0.8	2.2
Medical Laboratories	17	—	—	35	—	—
Offices of Physicians, Mental Health Specialists	13,299	2.8	7.4	13,119	2.6	7.3
Other Ambulatory Health Care Services	16,444	3.5	9.1	15,604	3.1	8.6

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Outpatient Mental Health and Substance Abuse Centers	$8,787	1.9%	4.9%	$8,675	1.7%	4.8%
Services for the Elderly and Persons with Disabilities	18,977	4.0	10.5	18,427	3.7	10.2
Information
Cable and Other Subscription Programming	3,763	0.8	2.1	3,103	0.6	1.7
Data Processing, Hosting, and Related Services	4,080	0.9	2.3	3,477	0.7	1.9
Directory and Mailing List Publishers	3,910	0.8	2.2	3,930	0.8	2.2
Internet Publishing and Broadcasting and Web Search Portals	3,100	0.7	1.7	2,843	0.6	1.6
Software Publishers	17,577	3.7	9.7	9,629	1.9	5.3
Television Broadcasting	2,182	0.5	1.2	488	0.1	0.3
Management of Companies and Enterprises
Offices of Other Holding Companies	11,240	2.4	6.2	10,646	2.1	5.9
Manufacturing
Bare Printed Circuit Board Manufacturing	1,977	0.4	1.1	1,854	0.4	1.0
Current-Carrying Wiring Device Manufacturing	3,360	0.7	1.9	3,468	0.7	1.9
Fluid Power Pump and Motor Manufacturing	1,931	0.4	1.1	1,862	0.4	1.0
Ice Cream and Frozen Dessert Manufacturing	1,641	0.3	0.9	1,540	0.3	0.9
Motorcycle, Bicycle, and Parts Manufacturing	15,873	3.3	8.8	15,942	3.2	8.8
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.3	—	—	—
Other Industrial Machinery Manufacturing	5,203	1.1	2.9	4,660	0.9	2.6
Pharmaceutical Preparation Manufacturing	217	—	0.1	85,456	17.1	47.4
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	1,890	0.4	1.0
Communication Equipment Repair and Maintenance	1,766	0.4	1.0	1,572	0.3	0.9
Other Automotive Mechanical and Electrical Repair and Maintenance	1,083	0.2	0.6	1,064	0.2	0.6
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	27,621	5.8	15.3	27,148	5.4	15.0
Advertising Agencies	2,256	0.5	1.3	1,898	0.4	1.1
Computer Systems Design Services	1,959	0.4	1.1	1,943	0.4	1.1
Other Computer Related Services	14,595	3.1	8.1	14,868	3.0	8.2
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.1	0.4	32	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	4,680	1.0	2.6	4,207	0.8	2.3
Office Machinery and Equipment Rental and Leasing	6,418	1.4	3.6	6,713	1.3	3.7

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Retail Trade
Electronic Shopping and Mail-Order Houses	$6,747	1.4%	3.7%	$6,515	1.3%	3.6%
Electronics and Appliance Stores	8,037	1.7	4.5	8,102	1.6	4.5
Shoe Store	10,160	2.1	5.6	1,104	0.2	0.6
Supermarkets and Other Grocery (except Convenience) Stores	5,647	1.2	3.1	5,532	1.1	3.1
All Other General Merchandise Stores	499	0.1	0.3	967	0.2	0.5
Transportation and Warehousing
Transportation and Warehousing	2,514	0.5	1.4	2,501	0.5	1.4
Wholesale Trade
Business to Business Electronic Markets	2,858	0.6	1.6	2,689	0.5	1.5
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	11,156	2.3	6.2	9,013	1.8	5.0
Drugs and Druggists' Sundries Merchant Wholesalers	5,227	1.1	2.9	4,622	0.9	2.6
Industrial Machinery and Equipment Merchant Wholesalers	9,071	1.9	5.0	9,073	1.8	5.0
Motor Vehicle Parts (Used) Merchant Wholesalers	27,751	5.8	15.4	27,821	5.6	15.4
Other Miscellaneous Nondurable Goods Merchant Wholesalers	2,680	0.6	1.5	2,246	0.4	1.2
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,163	1.7	4.4	122	—	0.1
Total debt and equity investments	$372,403	78.4%	206.4%	412,058	82.3%	228.3%
Structured Finance Securities	102,477	21.6	56.8	88,518	17.7	49.1
Total investments	$474,880	100.0%	263.2%	500,576	100.0%	277.4%
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization as of March 31, 2023 was $36,522 and $11,466, respectively, and as of December 31, 2022 was $36,522 and $11,225, respectively.
Portfolio Concentration: As of March 31, 2023, the Company’s common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 17.1% and 47.5% of its total portfolio at fair value and its total net assets, respectively.
Note 5. Fair Value of Financial Instruments
The Company’s investments are carried at fair value and determined in accordance with a documented valuation policy that is applied in a consistent manner. On September 7, 2022, pursuant to Rule 2a-5 of the 1940 Act (“Rule 2a-5”), the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, commencing with the quarter ended September 30, 2022, and the Board maintains oversight of OFS Advisor in its capacity as valuation designee, as prescribed in Rule 2a-5.
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
The inputs into the determination of fair value are based upon the best information under the circumstances and may require management to exercise significant judgment or estimation. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Company generally categorizes its investment portfolio into Level 3, and to a lesser extent Level 2, of the hierarchy.
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 loans for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Transfers from Level 2 to Level 3	$—	$—
Transfers from Level 3 to Level 2	3,809	6,773
Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from rising interest rates and elevated inflation rates, the ongoing war between Russia and Ukraine, instability in the U.S. and international banking systems, the risk of recession and of a failure to increase the U.S. debt ceiling and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company's investments.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

Security	Level 1	Level 2	Level 3	Fair Value at March 31, 2023
Debt investments	$—	$28,646	$281,272	$309,918
Equity investments	—	—	102,818	102,818
Structured Finance Securities	—	—	87,023	87,023
	$—	$28,646	$471,113	$499,759

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2022
Debt investments	$—	$30,823	$282,039	$312,862
Equity investments	—	—	99,196	99,196
Structured Finance Securities	—	—	88,518	88,518
	$—	$30,823	$469,753	$500,576

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables provide quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of March 31, 2023 and December 31, 2022. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets.

	Fair Value at March 31, 2023	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$249,824	Discounted cash flow	Discount rates	9.72% - 20.37% (12.89%)
Senior secured	1,540	Market approach	EBITDA multiples	9.50x - 9.50x (9.50x)
Senior secured	17,569	Market approach	Revenue multiples	0.43x - 0.70x (0.54x)
Senior secured	12,210	Market approach	Transaction Price
Subordinated	129	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)

Structured Finance Securities:
Subordinated notes(1)	52,288	Discounted cash flow	Discount rates	19.50% - 36.00% (26.84%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Subordinated notes	97	Market approach	Net asset value liquidation(2)
Mezzanine debt	26,498	Discounted cash flow	Discount margin	7.25% - 9.95% (8.53%)
			Constant default rate	2.00% - 3.00% (2.04%)
			Recovery rate	65.00% - 65.00% (65.00%)
Loan Accumulation Facility	8,140	Market approach	Net asset value liquidation(2)

Equity investments:
Preferred equity	8,028	Market approach	EBITDA multiples	7.50x - 7.50x (7.50x)
Preferred equity	2,021	Market approach	Revenue multiples	0.84x - 3.50x (1.00x)
Preferred equity	172	Market Approach	Transaction Price
Common equity, warrants and other	91,451	Market approach	EBITDA multiples	3.88x - 11.50x (11.24x)
Common equity, warrants and other(3)	—	Market approach	Revenue multiples	0.40x - 0.84x (0.46x)
Common equity, warrants and other	1,146	Market approach	Transaction Price
	$471,113
(1) The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
(2) Net asset value liquidation represents the fair value, or estimated expected residual value, of the Structured Finance Security that has been optionally redeemed.
(3)    As of March 31, 2023, the aggregate fair value of these investments was $0.

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
Changes in market credit spreads or events impacting the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in EBITDA and/or EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in EBITDA and/or EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA and/or EBITDA multiples, and in inverse relation to changes in the discount rate. Due to the wide range of approaches used in developing input assumptions to these valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31, 2023
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$280,813	$1,226	$8,196	$91,000	$88,518	$469,753
Net realized gain (loss) on investments	(140)	—	—	470	—	330
Net unrealized appreciation (depreciation) on investments	(1,948)	(1,097)	1,617	2,089	(2,380)	(1,719)
Amortization of Net Loan Fees	313	—	—	—	59	372
Accretion of interest income on Structured Finance Securities	—	—	—	—	3,002	3,002
Capitalized PIK interest and dividends	226	—	236	—	—	462
Amendment fees	(39)	—	—	—	—	(39)
Purchase and origination of portfolio investments	9,772	—	172	—	—	9,944
Proceeds from principal payments on portfolio investments	(1,335)	—	—	—	—	(1,335)
Sale and redemption of portfolio investments	(2,710)	—	—	—	—	(2,710)
Proceeds from distributions received from portfolio investments	—	—	—	(962)	(2,176)	(3,138)
Transfers out of Level 3	(3,809)	—	—	—	—	(3,809)
Level 3 assets, March 31, 2023	$281,143	$129	$10,221	$92,597	$87,023	$471,113

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2022
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2021	$261,113	$17,943	$3,765	$83,486	$75,201	$441,508
Net realized gain on investments	—	—	—	72	—	72
Net unrealized appreciation (depreciation) on investments	(319)	(424)	2,430	7,965	(3,449)	6,203
Amortization of Net Loan Fees	228	6	—	—	25	259
Accretion of interest income on Structured Finance Securities	—	—	—	—	2,282	2,282
Capitalized PIK interest and dividends	211	58	—	—	—	269
Amendment fees	(90)	—	—	—	—	(90)
Purchase and origination of portfolio investments	43,818	—	—	1,290	22,061	67,169
Proceeds from principal payments on portfolio investments	(5,976)	(8,230)	—	—	—	(14,206)
Sale and redemption of portfolio investments	—	—	—	(3,141)	—	(3,141)
Proceeds from distributions received from portfolio investments	—	—	—	—	(5,743)	(5,743)
Transfers out of Level 3	(6,773)	—	—	—	—	(6,773)
Level 3 assets, March 31, 2022	$292,212	$9,353	$6,195	$89,672	$90,377	$487,809
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Three Months Ended March 31,
	2023	2022
Senior secured debt investments	$(971)	$(249)
Subordinated debt investments	(1,097)	(424)
Preferred equity	1,630	2,430
Common equity, warrants and other	2,075	9,649
Structured Finance Securities	(2,383)	(3,449)
Net unrealized appreciation (depreciation) on investments held	$(746)	$7,957

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
The following table sets forth carrying values and fair values of the Company’s debt as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023		As of December 31, 2022
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
PWB Credit Facility	$5,000	$5,000	$—	$—
BNP Facility	101,000	101,000	104,700	104,700
Unsecured Notes Due February 2026	122,741	112,327	122,547	109,037
Unsecured Notes Due October 2028	53,857	48,840	53,806	47,058
SBA-guaranteed debentures	45,762	44,032	50,697	49,470
Total debt	$328,360	$311,199	$331,750	$310,265
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Description	Level 1(1)	Level 2	Level 3 (2)	Total
PWB Credit Facility	$—	$—	$5,000	$5,000
BNP Facility	—	—	101,000	101,000
Unsecured Notes Due February 2026	—	—	112,327	112,327
Unsecured Notes Due October 2028	48,840	—	—	48,840
SBA-guaranteed debentures	—	—	44,032	44,032
Total debt, at fair value	$48,840	$—	$262,359	$311,199

	December 31, 2022
Description	Level 1(1)	Level 2	Level 3 (2)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	104,700	104,700
Unsecured Notes Due February 2026	—	—	109,037	109,037
Unsecured Notes Due October 2028	47,058	—	—	47,058
SBA-guaranteed debentures	—	—	49,470	49,470
Total debt, at fair value	$47,058	$—	$263,207	$310,265
(1) For Level 1 measurements, fair value is estimated by using the closing price of the security on the Nasdaq Global Select Market.
(2) For Level 3 measurements, fair value is estimated by discounting remaining payments at current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 6. Commitments and Contingencies
As of March 31, 2023, the Company has outstanding commitments to fund investments totaling $21,312 under various undrawn revolvers and other credit facilities.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2023.
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
Note 7. Borrowings
SBA Debentures: The SBA debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, at March 31, 2023 and December 31, 2022, SBIC I LP held $175,337 and $176,521 in assets, respectively, which accounted for approximately 34% and 34% of the Company’s total consolidated assets, respectively. These assets cannot be pledged under any debt obligation of the Company.
On March 1, 2023, SBIC I LP redeemed $5,000 of SBA debentures that were contractually due March 1, 2025. As of March 31, 2023, SBIC I LP had outstanding debentures totaling $45,920, which bear a fixed interest rate of 2.87% and mature on March 1, 2025.
For the three months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Three Months Ended March 31,
	2023	2022
Stated interest expense	$348	$451
Amortization of debt issuance costs	46	44
Total interest and debt financing costs	$394	$495
Cash paid for interest expense	$725	$1,002
Effective interest rate	3.21%	3.12%
Average outstanding balance	$49,198	$63,375
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
As of March 31, 2023 and December 31, 2022, OFSCC-FS had outstanding debt of $101,000 and $104,700, respectively. As of March 31, 2023, the unused commitment under the BNP Facility was $49,000.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
For the three months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended March 31,
	2023	2022
Stated interest expense(1)	$1,908	$616
Amortization of debt issuance costs	95	67
Total interest and debt financing costs	$2,003	$683
Cash paid for interest expense	$1,905	$585
Effective interest rate	7.63%	2.56%
Average outstanding balance	$105,030	$106,850
(1) Stated interest expense includes unused fees.
PWB Credit Facility: On March 7, 2018, the Company entered into the PWB Credit Facility. On April 22, 2022, the Company amended the PWB Credit Facility to: (i) increase the maximum amount available under the PWB Credit Facility from $25,000 to $35,000; and (ii) extend the maturity date of the PWB Credit Facility from February 28, 2023 to February 28, 2024. On December 15, 2022, the Company amended the PWB Credit Facility to: (i) reduce the maximum amount available under the PWB Credit Facility from $35,000 to $25,000; and (ii) eliminate the “No Net Losses” covenant, which restricted net losses (defined as income after adjustments to the investment portfolio for gains and losses, realized and unrealized, also shown as net increase (decrease) in net assets resulting from operations) in more than two quarters during the prior four quarters then ended. Fees and legal costs incurred in connection with the PWB Credit Facility are amortized over the life of the facility.
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
As of March 31, 2023 and December 31, 2022, the Company had $5,000 and $-0-, respectively, of outstanding debt under the PWB Credit Facility. As of March 31, 2023, the unused commitment under the PWB Credit Facility was $20,000.
For the three months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Three Months Ended March 31,
	2023	2022
Stated interest expense(1)	$66	$18
Amortization of debt issuance costs	1	1
Total interest and debt financing costs	$67	$19
Cash paid for interest expense	$51	$18
Effective interest rate(2)	8.07%	5.14%
Average outstanding balance	$2,669	$506
(1) Stated interest expense includes unused fees.
(2) Unused fees were excluded from the calculation.
Unsecured Notes: As of March 31, 2023 and December 31, 2022, the Company had the following Unsecured Notes outstanding:
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
Unsecured Notes Due October 2028: On October 28, 2021 and November 1, 2021, the Company issued $55,000 in aggregate principal of unsecured notes. The Unsecured Notes Due October 2028 bear interest at a rate of 4.95% per year payable semi-

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
annually and mature on October 31, 2028. The Company may redeem the Unsecured Notes Due October 2028 in whole or in part at any time, or from time to time, at its option on or after October 31, 2023.
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
For the three months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended March 31,
	2023	2022
Stated interest expense	$2,165	$2,165
Amortization of debt issuance costs	245	262
Total interest and debt financing costs	$2,410	$2,427
Cash paid for interest expense	$3,649	$3,672
Effective interest rate	5.35%	5.40%
Average outstanding balance	$180,000	$180,000
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of March 31, 2023:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
PWB Credit Facility	$5,000	$5,000	$—	$—	$—
Unsecured Notes	180,000	—	125,000	—	55,000
SBA Debentures	45,920	—	45,920	—	—
BNP Facility	101,000	—	—	101,000	—
Total	$331,920	$5,000	$170,920	$101,000	$55,000
For the three months ended March 31, 2023 and 2022, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended March 31,
	2023	2022
Average dollar borrowings	$336,897	$350,731
Weighted average effective interest rate	5.79%	4.19%

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Per share operating performance:
Net asset value per share at beginning of period	$13.47	$15.18
Net investment income(4)	0.37	0.22
Net realized gain on investments, net of taxes(4)	—	0.02
Net unrealized appreciation (depreciation) on investments, net of taxes(4)	(0.09)	0.39
Loss on extinguishment of debt(4)	—	(0.01)
Total income from operations	0.28	0.62
Distributions declared	(0.33)	(0.28)
Net asset value per share at end of period	$13.42	$15.52

Per share market value, end of period	$10.29	$13.00
Total return based on market value(1)(7)	4.6%	21.8%
Total return based on net asset value(2)(7)	2.8%	4.4%
Shares outstanding at end of period	13,398,078	13,425,429
Weighted average shares outstanding	13,398,078	13,422,447
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(3)	$180,116	$206,065
Net asset value at end of period	$179,808	$208,386
Net investment income	$4,950	$3,005
Ratio of total expenses to average net assets(5)	20.7%	15.4%
Ratio of total expenses and loss on extinguishment of debt to average net assets(5)	20.7%	15.5%
Ratio of net investment income to average net assets(5)	11.0%	5.8%
Ratio of loss on extinguishment of debt to average net assets(7)	0.0%	0.1%
Portfolio turnover(6)	2.0%	5.4%
(1)Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s DRIP for the respective distributions.
(2)Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at prices based on the Company’s DRIP for the respective distributions.
(3)Based on the average of the net asset value at the beginning and end of the indicated period and, if applicable, the preceding calendar quarters.
(4)Calculated on the average share method.
(5)Annualized.
(6)Portfolio turnover rate is calculated using the lesser of period-to-date sales, portfolio investment distributions and principal payments or period-to-date purchases over the average of the invested assets at fair value.
(7)Not annualized.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 9. Capital Transactions
Distributions: The Company intends to distribute to stockholders, on a quarterly basis, substantially all of its net investment income. In addition, although the Company intends to distribute at least annually net realized capital gains, net of taxes if any, out of assets legally available for such distribution, the Company may also retain such capital gains for investment through a deemed distribution. If the Company makes a deemed distribution, shareholders will be treated for U.S. federal income tax purposes as if they had received an actual distribution of the capital gains, net of taxes.
The Company is limited on the use of cash held by OFS SBIC I LP under restrictions imposed by SBA regulations. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility.
The following table summarizes distributions declared and paid for the three months ended March 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three Months Ended March 31, 2022
March 1, 2022	March 24, 2022	March 31, 2022	$0.28	$3,719	3,016	$39
Three Months Ended March 31, 2023
February 28, 2023	March 24, 2023	March 31, 2023	$0.33	$4,421	—	$—	(1)
(1) During the three months ended March 31, 2023, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock. Accordingly, the Company purchased shares to satisfy the DRIP obligation as follows:

Three months ended March 31, 2023	Number of Shares Purchased	Average Price Paid Per Share	Total Amount Paid
January 1, 2023 through March 31, 2023	5,096	$10.43	$53
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
Stock Repurchase Program:
The Company maintains a Stock Repurchase Program under which the Company may acquire up to $10.0 million of its outstanding common stock. The Stock Repurchase Program currently expires on May 22, 2024, or when the approved dollar amount has been used to repurchase shares.
During the three months ended March 31, 2023 and 2022, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Three Month Period Ended March 31, 2023
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest	Dividends	Fees	Total Income (2)	December 31, 2022, Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2023, Fair Value (5)
Control Investment
Eblens Holdings, Inc.	Subordinated Loan (6)	$—	$(1,104)	$—	$—	$—	$—	$1,104	$—	$(1,104)	$—
	Subordinated Loan (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(1,104)	—	—	—	—	1,104	—	(1,104)	—

Total Control Investment		—	(1,104)	—	—	—	—	1,104	—	(1,104)	—
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (7)	—	1,572	—	236	—	236	6,202	1,808	—	8,010
	Common Equity (6)	—	1,010	—	—	—	—	510	1,010	—	1,520
		—	2,582	—	236	—	236	6,712	2,818	—	9,530

DRS Imaging Services, LLC	Common Equity (6)	—	(43)	—	—	—	—	1,569	—	(44)	1,525

Master Cutlery, LLC	Subordinated Loan (6)	—	7	—	—	—	—	122	7	—	129
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	7	—	—	—	—	122	7	—	129

Pfanstiehl Holdings, Inc	Common Equity	—	(27)	—	547	—	547	85,456	—	(27)	85,429

TalentSmart Holdings, LLC	Common Equity (6)	—	(192)	—	—	—	—	953	—	(192)	761

TRS Services, Inc.	Preferred Equity (6)	—	11	—	—	—	—	1,890	11	—	1,901
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	11	—	—	—	—	1,890	11	—	1,901

Total Affiliate Investments		—	2,338	—	783	—	783	96,701	2,836	(263)	99,275
Total Control and Affiliate Investments		$—	$1,234	$—	$783	$—	$783	$97,805	$2,836	$(1,367)	$99,275

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
(2)Represents the total amount of interest, fees or dividends included in income for the three months ended March 31, 2023, during which an investment was included in the Control Investment or Affiliate Investment categories.
(3)Gross additions include increases in cost basis of investments resulting from a new portfolio investment, PIK interest, fees and dividends; accretion of Net Loan Fees, and net increases in unrealized appreciation or decreases in net unrealized depreciation.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, if any, and net decreases in net unrealized appreciation or net increases in net unrealized depreciation.
(5)Fair value was determined using significant unobservable inputs. See Note 5 for further details.
(6)Non-income producing.
(7)Dividends recognized as income include PIK dividends contractually earned but not declared.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
On May 2, 2023, the Board declared a distribution of $0.33 per share for the second quarter of 2023, payable on June 30, 2023 to stockholders of record as of June 23, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Key performance metrics per common share are presented below:

	March 31, 2023	December 31, 2022
Net asset value	$13.42	$13.47

	Three Months Ended
	March 31, 2023	December 31, 2022
Net investment income	$0.37	$0.35
Net increase in net assets resulting from operations	0.28	0.18
Distributions paid	0.33	0.30
As of March 31, 2023, our NAV per common share of  $13.42 remained stable compared to $13.47 at December 31, 2022. For the quarter ended March 31, 2023, net investment income of $0.37 per common share exceeded our quarterly distribution of $0.33 per common share.
For the quarter ended March 31, 2023, total investment income increased to $14.3 million from $14.0 million in the prior quarter, primarily due to an increase in dividend income. For the quarter ended March 31, 2023, dividend income of $0.8 million was primarily related to a $0.5 million dividend from Pfanstiehl Holdings, Inc. For the quarter ended March 31, 2023, our portfolio’s weighted-average performing income yield on debt investments increased to 12.3% from 11.5% in the prior quarter. The increase in our weighted-average performing yield was primarily due to rising interest rates, as 94% of our loan portfolio at fair value consisted of floating rate loans. We continue to believe that our loan portfolio is well positioned and will continue to produce strong net investment income and perform well in the current interest rate environment.
For the quarter ended March 31, 2023, our weighted-average debt interest costs increased to 5.8% compared to 5.5% for the quarter ended December 31, 2022, primarily due to an increase in the cost of debt on our BNP Facility resulting from SOFR rate increases. As of March 31, 2023, approximately 85% of our outstanding debt matures in 2026 and beyond, 68% of our outstanding debt carry fixed interest rates and 54% of our outstanding debt is unsecured.
For the quarter ended March 31, 2023, we recognized a net loss on investments of $1.1 million, or $0.09 per common share, primarily due to issuer specific declines on certain debt investments and Structured Finance Securities, partially offset by net unrealized appreciation on our equity investments.
During the quarter ended March 31, 2023, no new loans were placed on non-accrual status. As of March 31, 2023, our loan portfolio had five non-accrual loans with an aggregate fair value of $11.5 million, or 2.3% of our total investments at fair value.
At March 31, 2023, our asset coverage ratio of 163% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of March 31, 2023, we had access to $20.0 million under our PWB Credit Facility, as well as $49.0 million under our BNP Facility, each of which are subject to a borrowing base and other covenants. Based on our regulatory asset coverage ratio as of March 31, 2023, we could access our aggregate unused lines of credit of $69.0 million, subject to the provisions of the borrowing bases as of any borrowing date, and remain in compliance with asset coverage ratio requirements. As of March 31, 2023, we had unfunded commitments of $21.3 million to 12 portfolio companies.
On May 2, 2023, the Board declared a distribution of $0.33 per share for the second quarter of 2023, payable on June 30, 2023, to stockholders of record as of June 23, 2023.
We are also subject to financial risks, including changes in market interest rates. As of March 31, 2023, approximately $292.2 million (aggregate fair value), or 94%, of our debt investments bore interest at variable rates, of which 46% are LIBOR-based. We have prepared and planned for the transition away from LIBOR by incorporating alternate reference rates to be used in our credit agreements. As of March 31, 2023, 54% of our variable rate loans at fair value have transitioned from LIBOR to SOFR with minimal impact to us.
Critical Accounting Policies and Significant Estimates
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see “Item 8. Financial Statements - Notes to Consolidated Financial Statements - Note 2” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at March 31, 2023 (dollar amounts in thousands):

Investment Type	Fair Value at March 31, 2023	Range of Fair Value
		Low-end	High-end
Debt investments:
Senior secured	$309,789	$303,111	$316,651
Subordinated	129	129	129

Structured Finance Securities:
Subordinated notes	52,385	49,686	55,085
Mezzanine debt	26,498	26,155	26,837
Loan accumulation facilities	8,140	7,977	8,303

Equity investments:
Preferred equity	10,221	9,369	11,039
Common equity, warrants and other	92,597	86,678	97,757
	$499,759	$483,105	$515,801
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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to other funds, including HPCI and OCCI. Additionally, OFS Advisor provides sub-advisory services to (i) CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust and (ii) CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
For the years ended December 31, 2023 and 2022, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets

(excluding cash) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement for the 2023 calendar year on January 11, 2023.
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
Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For a discussion of the risks associated with conflicts of interest, see “Item 1. Business — Conflicts of Interest”, “Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates —We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts” and “Item 1. Business — Regulation — Conflicts of Interest — Conflicts Related to Portfolio Investments” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Portfolio Composition and Investment Activity
Portfolio Composition
As of March 31, 2023, the fair value of our debt investment portfolio totaled $309.9 million in 47 portfolio companies, of which approximately 99% were senior secured loans. As of March 31, 2023, we had equity investments in 17 portfolio companies with a fair value of approximately $102.8 million. As of March 31, 2023, we also had 23 investments in Structured Finance Securities with a fair value of $87.0 million. We had unfunded commitments of $21.3 million to 12 portfolio companies as of March 31, 2023. Set forth in the tables and charts below is selected information with respect to our portfolio as of March 31, 2023 and December 31, 2022.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$199,759	$161,288	$195,823	$162,308
SBIC I LP	97,331	171,569	97,214	167,211
OFSCC-FS	175,044	163,350	178,460	168,050
OFSCC-MB	2,890	3,552	3,383	3,007
Total investments	$475,024	$499,759	$474,880	$500,576

The following table presents our ten largest debt and equity investments by portfolio company based on fair value as of March 31, 2023 (dollar amounts in thousands):

Portfolio Company	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$85,429	17.1%
All Star Auto Lights, Inc.	Debt	27,711	27,886	5.6%
Milrose Consultants, LLC	Debt	27,554	27,120	5.4%
The Escape Game, LLC	Debt	18,173	18,363	3.7%
Inergex Holdings	Debt	16,978	17,212	3.4%
Tolemar Acquisition, Inc.	Debt	15,838	15,361	3.1%
Kreg LLC	Debt	16,635	15,277	3.1%
SSJA Bariatric Management LLC	Debt	13,273	13,015	2.6%
Boca Home Care Holdings, Inc.	Debt and Equity	12,531	12,218	2.4%
One GI LLC	Debt	12,687	11,851	2.4%
Total		$161,597	$243,732	48.8%
As of March 31, 2023, approximately 4.2% and 11.8% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser, and 4.5% and 12.6%, respectively, as of December 31, 2022.
Portfolio Yields
The following table presents weighted-average yield metrics for our portfolio as of March 31, 2023 and December 31, 2022:

	For the Three Months Ended
	March 31, 2023	December 31, 2022
Weighted-average performing income yield(1):
Debt investments	12.3%	11.5%
Structured Finance Securities	15.5%	16.3%
Interest-bearing investments	13.0%	12.7%

Weighted-average realized yield(2):
Interest-bearing investments	11.8%	11.7%
(1)    Performing income yield is calculated as (a) the actual amount earned on performing interest-bearing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total performing interest-bearing investments at amortized cost.
(2)    Realized yield is calculated as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments at amortized cost, in each case, including debt investments on non-accrual status and non-income producing Structured Finance Securities.
For the quarter ended March 31, 2023, the weighted average performing income yield on interest-bearing investments increased primarily due to rising interest rates as 94% of our loan portfolio at fair value consisted of floating rate loans.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.

Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$334,903	$309,789	$335,558	$311,636
Subordinated debt investments	13,890	129	13,890	1,226
Preferred equity	10,375	10,221	9,966	8,196
Common equity, warrants and other	12,495	92,597	12,989	91,000
Total Portfolio Company Investments	$371,663	$412,736	$372,403	$412,058
Number of portfolio companies	58	58	63	63
At March 31, 2023, approximately 99% and 62% of our loan portfolio and total portfolio, respectively, consisted of senior secured loans, based on fair value. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, rising interest and elevated inflation rates, instability in the U.S. and international banking systems, the risk of recession and of a failure to increase the U.S. debt ceiling and related market volatility.
As of March 31, 2023, the three largest industries of our Portfolio Company Investments by fair value, were (1) Manufacturing (27.5%), (2) Health Care and Social Assistance (16.5%) and (3) Wholesale Trade (13.1%), totaling an aggregate of approximately 57.1% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
As of March 31, 2023, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 17.1% and 47.5% of our total portfolio at fair value and our total net assets, respectively. The value of this investment is substantially comprised of unrealized appreciation of $85.2 million. A deterioration in the operating performance of the company or other factors underlying the valuation of this investment could have a material impact on our NAV.

Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$66,695	$52,385	$65,870	$53,807
Mezzanine debt	28,166	26,498	28,107	26,412
Loan accumulation facilities	8,500	8,140	8,500	8,299
Total Structured Finance Securities	$103,361	$87,023	$102,477	$88,518
Number of Structured Finance Securities	23	23	23	23
As of March 31, 2023, the aggregate amortized cost and fair value of non-performing Structured Finance Securities was $9.8 million and $8.2 million, respectively, and $1.3 million and $0.1 million, respectively, as of December 31, 2022.
Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2023 (dollar amounts in millions):

Three Months Ended March 31, 2023
Investments in debt and equity securities	$9.9
Investments in Structured Finance Securities	—
Total investment purchases and originations	$9.9

Proceeds from principal payments	$1.8
Proceeds from investments sold or redeemed	8.9
Proceeds from distributions received from portfolio investments	3.1
Total proceeds from principal payments, sales and distributions from portfolio investments	$13.8

Risk Monitoring
We categorize investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 3, 2023. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Securities, by credit risk rating as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

	Debt Investments, at Fair Value
Risk Category	March 31, 2023		December 31, 2022
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	286,184	92.3	288,170	92.2
4 (Special Mention)	16,284	5.3	17,218	5.5
5 (Substandard)	7,210	2.3	7,352	2.3
6 (Doubtful)	240	0.1	122	—
7 (Loss)	—	—	—	—
	$309,918	100.0%	$312,862	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. During the quarter ended March 31, 2023, no new loans were placed on non-accrual status. As of March 31, 2023, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $36.5 million and $11.5 million, respectively, and $36.5 million and $11.2 million, respectively, as of December 31, 2022.
Results of Operations
Our key financial measures are described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Key Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 3, 2023. The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
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

Comparison of the three months ended March 31, 2023 and December 31, 2022
Consolidated operating results for the three months ended March 31, 2023 and December 31, 2022 are as follows (in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022
Investment income
Interest income:
Cash interest income	$9,698	$9,954
PIK interest income	226	92
Net Loan Fee amortization	409	408
Accretion of interest income on Structured Finance Securities	3,002	3,009
Other interest income	58	56
Total interest income	13,393	13,519
Dividend income:
Cash dividends	549	136
Preferred equity PIK dividends	236	236
Total dividend income	785	372
Fee income:
Syndication fees	36	—
Prepayment and other fees	69	107
Total fee income	105	107
Total investment income	14,283	13,998
Total expenses	9,333	9,272
Net investment income	4,950	4,726
Net loss on investments	(1,125)	(2,292)
Loss on extinguishment of debt	(19)	—
Net increase in net assets resulting from operations	$3,806	$2,434
Investment Income
For the quarter ended March 31, 2023, total investment income increased to $14.3 million from $14.0 million in the prior quarter, primarily due to an increase in total dividend income of $0.5 million.
Interest income decreased $0.1 million during the three months ended March 31, 2023 compared to the prior quarter, primarily due to a decrease in our weighted-average performing income yield to 15.5% in our Structured Finance Securities for the quarter ended March 31, 2023 from 16.3% in the prior quarter.
Prepayment fees and syndication fees generally result from periodic transactions rather than from holding portfolio investments and are considered non-recurring. We receive syndication fees on investments where OFS Advisor sources, structures, and arranges the lending group. For the quarter ended March 31, 2023, total fee income was stable compared to the prior quarter.

Expenses
Operating expenses for the three months ended March 31, 2023 and December 31, 2022 are presented below (in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022
Interest expense	$4,874	$4,801
Management fee	1,894	1,918
Income Incentive Fee	1,238	1,183
Professional fees	436	453
Administration fee	482	433
Other expenses	409	484
Total expenses	$9,333	$9,272
Comparison of the three months ended March 31, 2023 and December 31, 2022
Interest expense for the quarter ended March 31, 2023 increased $0.1 million compared to the prior quarter, primarily due to the increase in the effective interest rate on our BNP Facility resulting from SOFR rate increases.
Management fee expense for the quarter ended March 31, 2023 remained stable compared to the prior quarter.
The Income Incentive Fee for the quarter ended March 31, 2023 increased $0.1 million compared to the prior quarter, primarily due to the increase in net investment income.
For the quarter ended March 31, 2023, professional fees, administration fee and other expenses remained stable compared to the prior quarter.
Net realized and unrealized gain (loss) on investments
Net gain (loss), inclusive of realized and unrealized gains (losses), by investment type for the three months ended March 31, 2023 and December 31, 2022 were as follows (in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022
Senior secured debt	$(1,443)	$(689)
Subordinated debt	(1,097)	(3,049)
Preferred equity	1,630	483
Common equity, warrants and other	2,498	2,779
Structured Finance Securities	(2,383)	(1,612)
Income tax expense on net realized investment gains	(171)	(210)
Deferred tax benefit (expense)	(159)	6
Total net loss on investments	$(1,125)	$(2,292)
Net gain (loss) on investments for the three months ended March 31, 2023 and December 31, 2022
Three months ended March 31, 2023
For the quarter ended March 31, 2023, we recognized a net loss on investments of $1.1 million, or $0.09 per common share, primarily due to issuer specific declines on certain debt investments and Structured Finance Securities, partially offset by net unrealized appreciation on our equity investments.
Three months ended December 31, 2022
During the three months ended December 31, 2022, our portfolio experienced net losses of $2.3 million, primarily related to unrealized depreciation of $4.0 million on our debt and equity investments in a non-accrual portfolio company.

Loss on Extinguishment of Debt
Three months ended March 31, 2023
During the three months ended March 31, 2023, we redeemed $5.0 million of SBA debentures and, as a result, we recognized loss on extinguishment of debt of $0.02 million related to the acceleration of unamortized deferred borrowing costs on the redeemed debentures.
Three months ended March 31, 2022
During the three months ended March 31, 2022, we redeemed $19.0 million of SBA debentures, and, as a result, we recognized losses on extinguishment of debt of $0.1 million related to the charge-off of unamortized deferred borrowing costs on these instruments.
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
The following table provides a reconciliation from net investment income (the most comparable GAAP measure) to Adjusted NII for the quarters ended March 31, 2023 and December 31, 2022 and three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended				Three Months Ended March 31,
	March 31, 2023		December 31, 2022		2023		2022
	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share
Net investment income	$4,950	$0.37	$4,726	$0.35	$4,950	$0.37	$3,005	$0.22
Capital Gains Fee	—	—	—	—	—	—	1,072	0.08
Adjusted NII	$4,950	$0.37	$4,726	$0.35	$4,950	$0.37	$4,077	$0.30
Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
Liquidity and Capital Resources
As of March 31, 2023, we held cash of $10.8 million, which includes $3.1 million held by SBIC I LP, our wholly owned SBIC, and $3.6 million held by OFSCC-FS. Our use of cash held by SBIC I LP may be restricted by SBA regulation, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings (“READ”) or regulatory capital of SBIC I LP. During the three months ended March 31, 2023, the Parent received READ from SBIC I LP of $2.5 million. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the three months ended March 31, 2023, the Parent received $2.8 million in cash distributions from OFSCC-FS. As of March 31, 2023, cash available to be distributed from SBIC I LP and OFSCC-FS were $3.8 million and $-0- million, respectively.
As of March 31, 2023, we had an unused commitment of $20.0 million under our PWB Credit Facility, as well as an unused commitment of $49.0 million under our BNP Facility, both of which are subject to a borrowing base requirements and other covenants. Based on our regulatory asset coverage ratio as of March 31, 2023, we could access our aggregate unused lines of credit of $69.0 million, subject to the provisions of the borrowing bases as of any borrowing date, and remain in compliance with asset coverage ratio requirements.

The Parent may make unsecured loans to SBIC I LP, of which the aggregate cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of March 31, 2023.
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

	Three Months Ended March 31,
	2023	2022
Cash from net investment income(1)	$3,055	$428
Net (purchases and originations)/repayments and sales of portfolio investments(1)	902	(24,812)
Net cash provided by (used in) operating activities	3,957	(24,384)

Distributions paid to stockholders(2)	(4,421)	(3,719)
Net borrowings under lines of credit	1,300	14,650
Repayments of SBA debentures	(5,000)	(19,000)
Other financing activities	—	(122)
Net cash used in financing activities	(8,121)	(8,191)
Net decrease in cash	$(4,164)	$(32,575)
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
Cash from net investment income
Cash from net investment income increased $2.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase of $2.7 million in cash interest income.
Net (purchases and originations)/repayments and sales of portfolio investments
During the three months ended March 31, 2023, net purchases and originations of portfolio investments of $0.9 million were primarily due to $9.9 million of cash we used to purchase portfolio investments, offset by $10.8 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities. During the three months ended March 31, 2022, net purchases and originations of portfolio investments of $24.8 million were primarily due to $65.9 million of cash we used to purchase portfolio investments, offset by $41.1 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities. See “—Portfolio Composition and Investment Activity–Investment Activity.”

Borrowings
SBA Debentures
SBIC I LP’s SBIC license allowed it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. As of March 31, 2023 and December 31, 2022, SBIC I LP had outstanding debentures of $45.9 million and $50.9 million, respectively.
On a stand-alone basis, at March 31, 2023 and December 31, 2022, SBIC I LP held $175.3 million and $176.5 million in total assets, respectively, which accounted for approximately 34% and 34% of the Company’s total consolidated assets, respectively.
    As part of our plans to focus on providing first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to their scheduled maturity dates. Under a plan approved by the SBA, we will only make follow-on investments in current portfolio companies held by SBIC I LP. During the three months ended March 31, 2023, SBIC I LP redeemed $5.0 million of SBA debentures that were contractually due March 1, 2025.
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
    As of March 31, 2023, we had $5.0 million outstanding and an unused commitment of $20.0 million under the PWB Credit Facility, subject to a borrowing base and other covenants. As of March 31, 2023, the effective interest rate on the PWB Credit Facility was 8.55%.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of March 31, 2023, we were in compliance in all material respects with the applicable covenants under the PWB Credit Facility.
Unsecured Notes
    The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility. As of March 31, 2023 and December 31, 2022, we had $180.0 million in Unsecured Notes.
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
BNP Facility
     On June 20, 2019, OFSCC-FS entered into the BNP Facility, as amended, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $101.0 million was drawn as of March 31, 2023. Borrowings under the BNP Facility bear interest based on SOFR for the relevant interest period, plus an applicable spread (subject to an effective floor of 2.65%). The BNP Facility will mature on the earlier of June 20, 2027 or upon certain other events defined in the credit agreement which may result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. As of March 31, 2023, we were in compliance in all material respects with the applicable covenants under the BNP Facility.
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
As of March 31, 2023, the effective interest rate on the BNP Facility was 8.00% and the unused commitment under the was $49.0 million. On a stand-alone basis, at March 31, 2023 and December 31, 2022, OFSCC-FS held approximately $168.9 million and $173.7 million in total assets, respectively, which accounted for approximately 33% and 33% of our total consolidated assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of March 31, 2023, approximately 81% of our investments were qualifying assets.
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
    On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the three months ended March 31, 2023, we did not make any repurchases of common stock on the open market under the Stock Repurchase Program. As of March 31, 2023, the approximate dollar value of shares remaining that may be purchased under the program was $9.64 million.
    As of March 31, 2023, the aggregate amount outstanding of the senior securities issued by us was $331.9 million, for which our asset coverage was 163%. The Small Business Administration debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
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
We continue to monitor the instability in the current banking environment arising from recent bank failures. If the banks and financial institutions with whom we have credit facilities enter into receivership or become insolvent in the future, our liquidity may be reduced significantly. At various times, our cash balances at third-party financial institutions exceed the federally insured limit. Our cash balances are retained in custodian accounts with U.S. Bank N.A and Citibank N.A., and we do not believe they are exposed to any significant credit risk. We continue to monitor our portfolio and believe the deposit risk and counterparty risk to be minimal.
Contractual Obligations and Off-Balance Sheet Arrangements
At March 31, 2023, we had $10.8 million of cash and cash equivalents, as well as $20.0 million and $49.0 million of unfunded commitments under our PWB Credit Facility and BNP Facility, respectively, to meet our short-term contractual obligations. At March 31, 2023, we had $21.3 million in outstanding commitments to fund portfolio investments under various undrawn revolvers and other credit facilities. Long-term contractual obligations, such as our BNP Facility that matures in 2027 and has $101.0 million outstanding at March 31, 2023, can be repaid by selling OFSCC-FS portfolio investments that have a fair value of $163.4 million at March 31, 2023. The OFSCC-FS portfolio is primarily comprised of broadly syndicated loans that can be sold over a relatively short period to generate cash. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future.
At March 31, 2023, we have $45.9 million of outstanding SBA debentures that mature in 2025, which we may repay prior to their maturity dates by using proceeds from investment repayments. At March 31, 2023, the SBIC I LP investment portfolio had a fair value of $171.6 million.
    As of March 31, 2023, we continue to believe our long-dated financing, which includes approximately 85% of our total outstanding debt, and contractually matures in 2026 and beyond, affords us operational flexibility.
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
Recent Developments
On May 2, 2023, our Board declared a distribution of $0.33 per share for the second quarter of 2023, payable on June 30, 2023 to stockholders of record as of June 23, 2023.
On April 10, 2023, Ross Teune notified our Board of his intention to resign. Mr. Teune’s resignation as Chief Accounting Officer was effective on April 21, 2023. The resignation was not in any way related to a disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise.
On April 12, 2023, our Board voted to appoint Kyle Spina as Chief Accounting Officer of the Company, effective as of April 21, 2023, to fill the vacancy created by the resignation of Mr. Teune.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, rising interest and elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession and of a failure to increase the U.S. debt ceiling has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 3, 2023.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the three months ended March 31, 2023 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any further interest rate increases approved by the U.S. Federal Reserve, and elevated inflation rates may affect both our cost of funding and the valuation of our investment portfolio. As of March 31, 2023, 94% of our debt investments, at fair value, bore interest at floating interest rates. Historically, the interest rates on our debt investments bearing floating interest rates have been based on a floating LIBOR, but will continue to transition away from LIBOR to SOFR, and typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. At March 31, 2023, we held variable-rate loans with an aggregate principal amount of $311.4 million that bore interest at a variable rate indexed to LIBOR or SOFR, and reset monthly, quarterly, or semi-annually.
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. As of March 31, 2023, our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and SOFR, respectively.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of March 31, 2023. As of March 31, 2023, 1-month and 3-month SOFR were 4.80% and 4.91%, respectively, and certain loan contracts in our investment portfolio have not reset to the current market rate. Assuming that the interim and unaudited consolidated balance sheet as of March 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$932	$(159)	$773
50	1,782	(424)	1,358
75	2,632	(689)	1,943
100	3,482	(954)	2,528
125	4,331	(1,219)	3,112

Basis point decrease	Interest income	Interest expense	Net change
25	$(767)	$371	$(396)
50	(1,617)	636	(981)
75	(2,467)	901	(1,566)
100	(3,316)	1,166	(2,150)
125	(4,166)	1,431	(2,735)

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2023 and December 31, 2022, we held our cash balances with third-party financial institutions and such balances are in excess of Federal Deposit Insurance Corporation insured limit. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2023. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 3, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risks described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 3, 2023. The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
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
If we are unable to consummate credit facilities on commercially reasonable terms, or if the banks and financial institutions with whom we have credit facilities enter into receivership or become insolvent in the future, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impacts our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
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
During the three months ended March 31, 2023, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program. The following table provides information regarding the Stock Repurchase Program (amounts in thousands except shares and per share amounts):

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
May 22, 2018 through December 31, 2018	300	$3	$10.29	$9,997
January 1, 2019 through December 31, 2019	—	—	—	9,997
January 1, 2020 through December 31, 2020	—	—	—	9,997
January 1, 2021 through December 31, 2021	700	5	6.70	9,992
January 1, 2022 through March 31, 2022	—	—	—	9,992
April 1, 2022 through June 30, 2022	—	—	—	9,992
July 1, 2022 through September 30, 2022	28,335	230	8.14	9,762
October 1, 2022 through December 31, 2022	13,919	120	8.63	9,642
January 1, 2023 through March 31, 2023	—	—	—	9,642
Total	43,254	358	$8.29
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
3.1	Certificate of Incorporation of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	Form 10-K	March 26, 2013
3.3	Bylaws of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
14.1	Joint Code of Ethics of OFS Capital Corporation and OFS Advisor			*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.			*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2023	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer