Form 10-Q
period 2023-06-30
OFS Capital Corp
filed 2023-08-04
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 1, 2023 was 13,398,078.

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

ASC	Accounting Standards Codification, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility, as amended, that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement, as amended, by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company’s board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC, for which OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor

Term	Explanation or Definition
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC and OFS CLO II Management, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
PWB Credit Facility	A senior secured revolving credit facility, as amended, with Pacific Western Bank, as lender, that provides for borrowings to the Company in an aggregate principal amount up to $25,000,000
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SBIC I GP	OFS SBIC I GP, LLC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility positions
Unsecured Notes	The Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028

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
•our plans to focus on providing first lien senior secured loans to larger borrowers and the impact of these plans on our risk profile, including our belief that the seniority of such loans in a borrower's capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, rising interest and elevated inflation rates, the risk of recession and related market volatility;
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
•our ability to consummate credit facilities in the future on commercially reasonable terms, if at all;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;
•the belief that long-dated financing affords us operational flexibility;
•the belief that our portfolio is well positioned and will continue to produce strong results and perform well in the current interest rate environment;
•the belief that our cash balances are not exposed to any significant credit risk as a result of the recent banking failures;
•the fluctuation of the fair value of our investments due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value; and
•the effect of new or modified laws or regulations governing our operations.
    Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 3, 2023, and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 5, 2023. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $448,102 and $446,620, respectively)	$398,520	$402,771
Affiliate investments (amortized cost of $18,582 and $18,100, respectively)	96,059	96,701
Control investment (amortized cost of $0 and $10,160, respectively)	—	1,104
Total investments, at fair value (amortized cost of $466,684 and $474,880, respectively)	494,579	500,576
Cash	6,829	14,937
Interest receivable	2,322	2,202
Prepaid expenses and other assets	2,176	3,002
Total assets	$505,906	$520,717

Liabilities
Revolving lines of credit	$101,600	$104,700
SBA debentures (net of deferred debt issuance costs of $115 and $223, respectively)	45,805	50,697
Unsecured Notes (net of deferred debt issuance costs of $3,157 and $3,647, respectively)	176,843	176,353
Interest payable	3,928	3,947
Payable to adviser and affiliates (Note 3)	3,732	3,909
Accrued professional fees	344	444
Other liabilities	232	244
Total liabilities	332,484	340,294

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 and 13,398,078 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	134	134
Paid-in capital in excess of par	184,841	184,841
Total distributable earnings (losses)	(11,553)	(4,552)
Total net assets	173,422	180,423

Total liabilities and net assets	$505,906	$520,717

Number of shares outstanding	13,398,078	13,398,078
Net asset value per share	$12.94	$13.47

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income
Interest income:
Non-control/non-affiliate investments	$14,101	$10,345	$27,494	$20,047
Control investment	—	—	—	141
Total interest income	14,101	10,345	27,494	20,188
Dividend income:
Non-control/non-affiliate investments	6	—	8	713
Affiliate investments	328	5	1,111	5
Control investment	—	—	—	45
Total dividend income	334	5	1,119	763
Fee income:
Non-control/non-affiliate investments	91	82	196	421
Control investment	—	—	—	6
Total fee income	91	82	196	427
Total investment income	14,526	10,432	28,809	21,378
Expenses
Interest expense	5,011	3,943	9,885	7,567
Management fee	1,883	2,056	3,777	4,076
Income Incentive Fee	1,280	—	2,518	—
Capital Gains Fee	—	(2,988)	—	(1,916)
Professional fees	429	352	865	759
Administration fee	440	423	922	874
Other expenses	360	398	769	765
Total expenses	9,403	4,184	18,736	12,125
Net investment income	5,123	6,248	10,073	9,253
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	108	(190)	275	(203)
Net realized gain (loss) on control investments	(10,516)	—	(10,516)	278
Income tax expense on net realized investment gains	—	—	(171)	(48)
Net unrealized depreciation on non-control/non-affiliate investments	(3,537)	(22,158)	(5,733)	(26,942)
Net unrealized appreciation (depreciation) on affiliate investments	(3,461)	7,241	(1,123)	19,033
Net unrealized appreciation (depreciation) on control investment	10,160	—	9,056	(1,684)
Deferred tax expense (benefit) on net unrealized appreciation (depreciation)	159	35	—	(6)
Net loss on investments	(7,087)	(15,072)	(8,212)	(9,572)
Loss on extinguishment of debt	—	—	(19)	(144)
Net increase (decrease) in net assets resulting from operations	$(1,964)	$(8,824)	$1,842	$(463)

Net investment income per common share – basic and diluted	$0.38	$0.47	$0.75	$0.69
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.15)	$(0.66)	$0.13	$(0.03)
Distributions declared per common share	$0.33	$0.29	$0.66	$0.57
Basic and diluted weighted average shares outstanding	13,398,078	13,425,477	13,398,078	13,423,970
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2021	—	$—	13,422,413	$134	$185,113	$18,497	$203,744
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	9,253	9,253
Net realized gain on investments, net of taxes	—	—	—	—	—	27	27
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(9,599)	(9,599)
Loss on extinguishment of debt	—	—	—	—	—	(144)	(144)
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	7,364	—	82	—	82
Dividends declared	—	—	—	—	—	(7,651)	(7,651)
Net increase (decrease) for the six month period ended June 30, 2022	—	—	7,364	—	82	(8,114)	(8,032)
Balances at June 30, 2022	—	$—	13,429,777	$134	$185,195	$10,383	$195,712

Balances at March 31, 2022	—	$—	13,425,429	$134	$185,152	$23,100	$208,386
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	6,248	6,248
Net realized loss on investments, net of taxes	—	—	—	—	—	(190)	(190)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(14,882)	(14,882)
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	4,348	—	43	—	43
Dividends declared	—	—	—	—	—	(3,893)	(3,893)
Net increase (decrease) for the three month period ended June 30, 2022	—	—	4,348	—	43	(12,717)	(12,674)
Balances at June 30, 2022	—	$—	13,429,777	$134	$185,195	$10,383	$195,712

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2022	—	$—	13,398,078	$134	$184,841	$(4,552)	$180,423
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	10,073	10,073
Net realized loss on investments, net of taxes	—	—	—	—	—	(10,412)	(10,412)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	2,200	2,200
Loss on extinguishment of debt	—	—	—	—	—	(19)	(19)
Distributions to stockholders:
Dividends declared	—	—	—	—	—	(8,843)	(8,843)
Net decrease for the six month period ended June 30, 2023	—	—	—	—	—	(7,001)	(7,001)
Balances at June 30, 2023	—	$—	13,398,078	$134	$184,841	$(11,553)	$173,422

Balances at March 31, 2023	—	$—	13,398,078	$134	$184,841	$(5,167)	$179,808
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	5,123	5,123
Net realized loss on investments, net of taxes	—	—	—	—	—	(10,408)	(10,408)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	3,321	3,321
Distributions to stockholders:
Dividends declared	—	—	—	—	—	(4,422)	(4,422)
Net decrease for the three month period ended June 30, 2023	—	—	—	—	—	(6,386)	(6,386)
Balances at June 30, 2023	—	$—	13,398,078	$134	$184,841	$(11,553)	$173,422

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,842	$(463)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	10,241	(75)
Income tax expense on net realized investment gains	171	48
Loss on extinguishment of debt	19	144
Net unrealized (appreciation) depreciation on investments, net of taxes	(2,200)	9,599
Amortization of Net Loan Fees	(818)	(794)
Amendment fees collected	55	112
Payment-in-kind interest and dividend income	(974)	(316)
Accretion of interest income on Structured Finance Securities	(5,881)	(4,785)
Amortization of debt issuance costs	770	751
Amortization of intangible asset	204	205
Purchase and origination of portfolio investments	(26,339)	(122,608)
Proceeds from principal payments on portfolio investments	6,278	54,525
Proceeds from sale or redemption of portfolio investments	18,803	12,179
Proceeds from distributions received from portfolio investments	6,857	11,214
Changes in operating assets and liabilities:
Interest receivable	(120)	(408)
Interest payable	(19)	29
Payable to adviser and affiliates	(177)	(3,545)
Receivable for investment sold	—	14,893
Payable for investments purchased	—	(4,883)
Other assets and liabilities	123	(535)
Net cash provided by (used in) operating activities	8,835	(34,713)

Cash flows from financing activities
Distributions paid to stockholders	(8,843)	(7,569)
Borrowings under revolving lines of credit	23,650	49,850
Repayments under revolving lines of credit	(26,750)	(15,750)
Repayments of SBA debentures	(5,000)	(19,000)
Payment of deferred financing costs	—	(1,022)
Net cash provided by (used in) financing activities	(16,943)	6,509
Net decrease in cash	(8,108)	(28,204)
Cash at beginning of period	14,937	43,048
Cash at end of period	$6,829	$14,844

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,134	$6,787
Reinvestment of distributions to stockholders	—	82
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)
June 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
Senior Secured Loan		11.26%	SOFR+	6.00%	1/28/2022	11/16/2027	$8,865	$8,816	$8,588	5.0%

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
Senior Secured Loan		11.47%	SOFR+	6.25%	7/22/2022	7/22/2027	1,990	1,954	1,942	1.1

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		10.89%	SOFR+	5.50%	3/2/2021	2/10/2027	3,749	3,745	3,248	1.9

All Star Auto Lights, Inc. (4) (15) (21)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		12.75%	SOFR+	7.25%	12/19/2019	8/20/2025	22,979	22,790	22,979	13.3
Senior Secured Loan		12.75%	L+	7.25%	8/4/2022	8/20/2025	4,950	4,880	4,950	2.9
							27,929	27,670	27,929	16.2
Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		14.23%	L+	8.50%	1/31/2022	9/14/2029	3,000	2,704	1,113	0.6

Avison Young (22)	Nonresidential Property Managers
Senior Secured Loan (15)		12.00%	SOFR+	6.50%	11/25/2021	1/31/2026	3,925	3,903	3,217	1.9
Senior Secured Loan		12.22%	SOFR+	7.00%	8/19/2022	1/31/2026	794	757	675	0.4
							4,719	4,660	3,892	2.3
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance. Abuse Centers
Senior Secured Loan		13.74%	SOFR+	8.50%	6/10/2021	6/11/2028	4,962	4,910	4,878	2.8
Senior Secured Loan (Delayed Draw)		13.74%	SOFR+	8.50%	6/10/2021	6/11/2028	3,988	3,943	3,920	2.3
							8,950	8,853	8,798	5.1
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		12.79%	L+	7.25%	2/2/2022	6/8/2029	1,667	1,643	1,505	0.9

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw) (15)		11.99%	SOFR+	6.50%	2/25/2022	2/25/2027	$11,115	$11,000	$10,931	6.3%
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(11)	(21)	—
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	1,169	0.7
Preferred Equity (3,446 Class A Units) 12.0% cash / 2.0% PIK					3/3/2023			345	345	0.2
							11,115	12,624	12,424	7.2
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	38	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		11.97%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,853	5,855	3.4

Creation Technologies (15) (22)	Bare Printed Circuit Board Manufacturing
Senior Secured Loan		10.72%	L+	5.50%	9/24/2021	10/5/2028	1,980	1,968	1,863	1.1

Diamond Sports Group, LLC (14) (15)	Television Broadcasting
Senior Secured Loan		15.25%	SOFR+	10.00%	3/9/2022	5/25/2026	253	248	196	0.1
Senior Secured Loan (6) (10)		10.50%	SOFR+	5.25%	11/19/2019	8/24/2026	1,935	1,935	69	—
							2,188	2,183	265	0.1
East West Manufacturing (15)	Fluid Power Pump and Motor Manufacturing
Senior Secured Loan		10.79%	SOFR+	5.75%	2/11/2022	12/22/2028	1,940	1,924	1,840	1.1

Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		13.86%	SOFR+	8.50%	4/8/2021	6/26/2026	3,679	3,406	3,490	2.0

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4) (19)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50%	N/A		6/30/2017	12/31/2025	6,327	6,327	6,327	3.6
Senior Secured Loan (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	7,462	6,584	3,531	2.0
Senior Secured Loan (Revolver) (5)		n/m (18)	N/A		11/29/2021	12/31/2025	—	—	—	—
Equity Participation Rights (10) (23)					12/31/2021			4,722	—	—
							13,789	17,633	9,858	5.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Excelin Home Health, LLC (4)	Home Health Care Services
Senior Secured Loan		15.00% cash / 2.25% PIK	SOFR+	9.50%	10/25/2018	9/30/2025	$4,315	$4,231	$3,865	2.2%

GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (15)		11.14%	SOFR+	5.75%	10/15/2021	10/15/2027	6,500	6,407	6,485	3.7
Senior Secured Loan (Delayed Draw) (5) (15)		10.95%	SOFR+	5.75%	10/15/2021	10/15/2027	4,115	4,047	4,106	2.4
Senior Secured Loan (Revolver) (5)		13.00%	Prime+	4.75%	10/15/2021	10/15/2027	95	84	93	0.1
Senior Secured Loan (Delayed Draw) (5) (15)		11.20%	SOFR+	6.00%	3/31/2023	10/15/2027	1,893	1,875	1,891	1.1
							12,603	12,413	12,575	7.3
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		12.01%	SOFR+	6.75%	1/27/2022	3/2/2029	4,000	4,000	3,887	2.2

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		12.59%	SOFR+	7.00%	10/1/2018	10/1/2024	14,868	14,725	14,868	8.6
Senior Secured Loan (Revolver) (5)		12.59%	SOFR+	7.00%	10/1/2018	10/1/2024	2,344	2,291	2,344	1.4
							17,212	17,016	17,212	10.0
Ivanti Software, Inc. (14) (15)	Software Publishers
Senior Secured Loan		9.42%	L+	4.25%	3/26/2021	12/1/2027	2,948	2,956	2,498	1.4

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		10.77%	L+	5.50%	1/14/2021	11/15/2025	5,186	5,072	3,943	2.3

Karman Buyer Corp (14) (15)	Advertising Agencies
Senior Secured Loan		9.72%	L+	4.50%	3/2/2022	10/28/2027	2,273	2,247	2,143	1.2

KNS Acquisition Corp. (14) (15)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		11.47%	SOFR+	6.25%	4/16/2021	4/21/2027	6,694	6,664	6,287	3.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Kreg LLC	Other Ambulatory Health Care Services
Senior Secured Loan (15) (11)		7.64% cash / 2.50% PIK	SOFR+	2.25%	12/20/2021	12/20/2026	$16,925	$16,839	$15,717	9.1%
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	6.25%	12/20/2021	12/20/2026	—	(7)	(95)	(0.1)
							16,925	16,832	15,622	9.0
LogMeIn, Inc. (14) (15)	Data Processing, Hosting, and Related Services
Senior Secured Loan		9.94%	L+	4.75%	3/26/2021	8/31/2027	2,931	2,930	1,848	1.1

Metasource (15)	All Other Business Support Services
Senior Secured Loan		11.47%	SOFR+	6.25%	5/17/2022	5/17/2027	2,765	2,743	2,543	1.5
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(5)	(96)	(0.1)
							2,765	2,738	2,447	1.4
Milrose Consultants, LLC (4) (21)	Administrative Management and General Management Consulting Services
Senior Secured Loan (15)		11.99% cash / 1.00% PIK	SOFR+	7.50%	7/16/2019	7/16/2025	30,079	30,007	29,927	17.4
Senior Secured Loan (Revolver) (5)		12.99%	SOFR+	7.50%	7/16/2019	7/16/2025	476	472	468	0.3
							30,555	30,479	30,395	17.7
One GI LLC	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw) (5) (15)		11.95%	SOFR+	6.75%	12/13/2021	12/22/2025	7,470	7,376	6,958	4.0
Senior Secured Loan (Delayed Draw) (5) (15)		11.95%	SOFR+	6.75%	12/13/2021	12/22/2025	3,936	3,876	3,665	2.1
Senior Secured Loan (Revolver) (5)		11.95%	SOFR+	6.75%	12/13/2021	12/22/2025	1,444	1,427	1,346	0.8
							12,850	12,679	11,969	6.9
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
Senior Secured Loan		5.50%	N/A		3/13/2018	12/31/2025	16,648	14,113	6,514	3.8

PM Acquisition LLC (10) (20)	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			499	789	0.5

Reception Purchaser LLC (15)	Transportation and Warehousing
Senior Secured Loan		11.39%	SOFR+	6.00%	4/28/2022	3/24/2028	2,529	2,498	2,490	1.4

RPLF Holdings, LLC (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018		—	—	1,123	0.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

RSA Security (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		10.01%	L+	4.75%	4/16/2021	4/27/2028	$2,755	$2,744	$2,307	1.3%
Senior Secured Loan		13.04%	L+	7.75%	4/16/2021	4/27/2029	4,450	4,403	3,596	2.1
							7,205	7,147	5,903	3.4
RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
Senior Secured Loan		13.75%	SOFR+	8.25%	8/31/2021	8/31/2026	3,966	3,821	3,662	2.1
Senior Secured Loan (Delayed Draw)		13.75%	SOFR+	8.25%	8/31/2021	8/31/2026	1,200	1,189	1,108	0.6
Warrants (warrants to purchase up to $600,000 in common stock) (10)					8/31/2021	7/25/2023 (12)		200	—	—
							5,166	5,210	4,770	2.7
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	161	0.1

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		8.70%	SOFR+	3.50%	3/25/2021	4/3/2028	1,813	1,799	1,473	0.8

Spear Education Holdings, LLC (15)	Professional and Management Development Training
Senior Secured Loan		12.89%	SOFR+	7.50%	2/10/2023	12/15/2027	1,493	1,458	1,461	0.8

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,) (15)	Child Day Care Services
Senior Secured Loan		13.79%	L+	8.25%	7/26/2018	7/30/2026	6,399	6,394	6,257	3.6

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		10.64%	SOFR+	5.25%	8/26/2019	8/26/2024	9,625	9,603	9,431	5.4
Senior Secured Loan		10.64%	SOFR+	5.25%	12/31/2020	8/26/2024	1,040	1,037	1,019	0.6
Senior Secured Loan		10.64%	SOFR+	5.25%	12/8/2021	8/26/2024	2,620	2,609	2,568	1.5
Senior Secured Loan (Revolver) (5)		10.59%	SOFR+	5.25%	8/26/2019	8/26/2024	200	198	187	0.1
							13,485	13,447	13,205	7.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SS Acquisition, LLC (15)	Sports and Recreation Instruction
Senior Secured Loan (8)		11.92%	SOFR+	6.77%	12/30/2021	12/30/2026	$3,042	$3,020	$3,047	1.8%
Senior Secured Loan (Delayed Draw)		12.62%	SOFR+	7.47%	12/30/2021	12/30/2026	1,460	1,448	1,475	0.9
							4,502	4,468	4,522	2.7
Staples, Inc. (14) (15) (22)	Business to Business Electronic Markets
Senior Secured Loan		10.30%	L+	5.00%	6/24/2019	4/16/2026	2,885	2,849	2,476	1.4

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		13.20%	SOFR+	8.00%	5/15/2018	4/30/2026	9,073	9,072	9,073	5.2

The Escape Game, LLC (4)	Other amusement and recreation industries
Senior Secured Loan (15)		12.20%	SOFR+	7.00%	12/21/2021	12/22/2024	21,000	20,918	21,211	12.2
Senior Secured Loan (Revolver) (5)		12.20%	SOFR+	7.00%	12/21/2021	12/22/2024	2,800	2,777	2,800	1.6
							23,800	23,695	24,011	13.8
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan (15)		11.23%	L+	5.75%	10/14/2021	10/14/2026	15,426	15,377	15,026	8.7
Senior Secured Loan (Revolver) (5)		n/m (18)	L+	5.75%	10/14/2021	10/14/2026	—	(8)	(67)	—
							15,426	15,369	14,959	8.7
Tony's Fresh Market / Cardenas Markets (15)	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		12.09%	SOFR+	6.75%	7/20/2022	8/1/2029	5,955	5,644	5,806	3.3

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		13.77%	L+	8.50%	5/13/2021	11/2/2028	4,500	4,601	4,224	2.4

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			9	19	—

Total Debt and Equity Investments							$343,634	$345,528	$316,575	182.7%

Structured Finance Securities (22)
Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		21.16%			11/16/2020	10/20/2031	$11,080	$10,140	$6,931	4.0%

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Apex Credit CLO 2021 Ltd (7) (9)
Subordinated Notes		18.71%			5/28/2021	7/18/2034	$8,630	$7,162	$5,653	3.3%

Apex Credit CLO 2022-1A (7) (9)
Subordinated Notes		17.27%			4/28/2022	4/22/2033	10,726	8,794	7,066	4.1

Ares L CLO (9)
Mezzanine Debt - Class E		10.91%	L+	5.65%	2/17/2022	1/15/2032	6,000	5,790	5,259	3.0

Barings CLO 2019-I Ltd. (9)
Mezzanine Debt - Class E		12.12%	L+	6.86%	2/23/2022	4/15/2035	8,000	7,908	7,271	4.2

Battalion CLO XI, Ltd. (9)
Mezzanine Debt - Class E		12.12%	L+	6.85%	4/25/2022	4/24/2034	6,000	5,886	5,361	3.1

Brightwood Capital MM CLO 2022-1, LTD (10) (17)
Loan accumulation facility		0.00%			1/5/2022	12/31/2032	8,500	8,500	8,345	4.8

Dryden 53 CLO, Ltd. (7) (9)
Subordinated Notes - Income		19.68%			10/26/2020	1/15/2031	2,700	1,455	776	0.4
Subordinated Notes		24.05%			10/26/2020	1/15/2031	2,159	1,175	620	0.4
							4,859	2,630	1,396	0.8
Dryden 76 CLO, Ltd. (7) (9)
Subordinated Notes		18.54%			9/27/2019	10/20/2032	2,750	2,340	1,945	1.1

Elevation CLO 2017-7, Ltd. (7) (9) (10) (16)
Subordinated Notes		0.00%			2/6/2019	7/15/2030	5,443	1,305	97	0.1

Flatiron CLO 18, Ltd. (7) (9)
Subordinated Notes		15.50%			1/2/2019	4/17/2031	9,680	6,807	5,114	2.9

Madison Park Funding XXIII, Ltd. (7) (9)
Subordinated Notes		23.18%			1/8/2020	7/27/2047	10,000	6,010	4,870	2.8

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Madison Park Funding XXIX, Ltd. (7) (9)
Subordinated Notes		21.13%			12/22/2020	10/18/2047	$9,500	$6,344	$5,459	3.1%

Monroe Capital MML CLO X, Ltd. (9)
Mezzanine Debt - Class E-R		13.88%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	953	934	0.5

Octagon Investment Partners 39, Ltd. (7) (9)
Subordinated Notes		11.43%			1/23/2020	10/20/2030	7,000	4,389	2,700	1.6

Park Avenue Institutional Advisers CLO Ltd 2021-1 (9)
Mezzanine Debt - Class E		12.55%	L+	7.30%	1/26/2021	1/20/2034	1,000	980	921	0.5

Redding Ridge 4 (7) (9)
Subordinated Notes		16.51%			3/4/2021	4/15/2030	1,300	999	581	0.3

Regatta II Funding (9)
Mezzanine Debt - Class DR2		12.21%	L+	6.95%	6/5/2020	1/15/2029	800	798	749	0.4

Regatta XXII Funding Ltd (9)
Mezzanine Debt - Class E		12.24%	SOFR+	7.19%	5/6/2022	7/20/2035	3,000	2,972	2,958	1.7

THL Credit Wind River 2019‐3 CLO Ltd (7) (9)
Subordinated Notes		12.65%			4/5/2019	4/15/2031	7,000	5,217	3,242	1.9

Trinitas CLO VIII (7) (9)
Subordinated Notes		19.28%			3/4/2021	7/20/2117	5,200	3,041	1,875	1.1

Venture 45 CLO Ltd. (9)
Mezzanine Debt - Class E		12.75%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,937	2,850	1.6

Wellfleet CLO 2018-2 (7) (9)
Subordinated Notes		16.51%			3/4/2021	10/20/2031	1,000	672	368	0.2

Total Structured Finance Securities							$131,468	$102,574	$81,945	47.1%

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Total Non-control/Non-affiliate Investments						$475,102	$448,102	$398,520	229.8%
Affiliate Investments
Contract Datascan Holdings, Inc. (4) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			$6,796	$8,333	4.8%
Common Equity (11,273 shares) (10)				6/28/2016			104	1,662	1.0
							6,900	9,995	5.8
DRS Imaging Services, LLC (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)				3/8/2018			1,135	491	0.3

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00% PIK	N/A	4/17/2015	5/25/2024	9,145	4,680	116	0.1
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						9,145	8,163	116	0.1
Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	82,763	47.7

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	743	0.4

TRS Services, LLC (4) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			—	1,951	1.1
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
							572	1,951	1.1

Total Affiliate Investments						$9,145	$18,582	$96,059	55.4%

Total Investments						$484,247	$466,684	$494,579	285.2%

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2023
(Dollar amounts in thousands)

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)As of June 30, 2023, the Company held loans with an aggregate principal amount of $313,197, or 89% of the total loan portfolio, that bear interest at a variable rate indexed to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of June 30, 2023. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of June 30, 2023, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of June 30, 2023:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	11.92%	11.39%	0.53%
SS Acquisition, LLC (Delayed Draw)	12.62%	11.39%	1.23%
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
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2023:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Kreg, LLC	Senior Secured Loan	0% to 2.50%	7.64% to 10.14%	2.50%
Master Cutlery, LLC	Subordinated Loan	0% to 13.00%	0% to 13.00%	13.00%
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
(16)As of June 30, 2023, the effective accretable yield has been estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security's anticipated optional redemption, is less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions will be recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security's then-current amortized cost.
(17)Loan accumulation facilities are financing structures intended to aggregate loans that are expected to form part of the portfolio of a future CLO vehicle. Reported yields represent an estimated yield to be earned on the investment. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. As of June 30, 2023, the fair value of the loan accumulation facility was determined by a probability weighted NAV analysis.
(18)Not meaningful as there is no outstanding balance on the revolver or delayed draw facility. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company holds at least one seat on the portfolio company’s board of directors.
(20)The Company has an observer seat on the portfolio company’s board of directors.
(21)Portfolio company represents greater than 5% of total assets as of June 30, 2023.
(22)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of June 30, 2023, approximately 81% of the Company's assets were qualifying assets.
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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
THL Credit Wind River 2019‐3 CLO Ltd. (9) (16)
Subordinated Notes		14.24%			4/5/2019	4/15/2031	$7,000	$5,347	$3,926	2.2%

Trinitas CLO VIII (9) (16)
Subordinated Notes		23.02%			3/4/2021	7/20/2117	5,200	3,060	2,216	1.2

Venture 45 CLO Ltd.
Mezzanine Debt - Class E		11.66%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,931	2,876	1.6

Wellfleet CLO 2018-2 (9) (16)
Subordinated Notes		23.88%			3/4/2021	10/20/2031	1,000	670	471	0.3

Total Structured Finance Securities							$131,474	$102,477	$88,518	49.1%

Total Non-control/Non-affiliate Investments							$474,173	$446,620	$402,771	223.2%

Affiliate Investments
Contract Datascan Holdings, Inc. (4) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			$6,315	$6,202	3.4%
Common Equity (11,273 shares) (10)					6/28/2016			104	510	0.3
								6,419	6,712	3.7
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	1,568	0.9

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00% PIK	N/A		4/17/2015	7/20/2023	8,578	4,680	122	0.1%
Preferred Equity (3,723 Series A units), 8% PIK					4/17/2015			3,483	—	—
Common Equity (15,564 units)					4/17/2015			—	—	—
							8,578	8,163	122	0.1

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pfanstiehl Holdings, Inc. (4) (10) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			$217	$85,456	47.4%

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	953	0.5

TRS Services, LLC (4) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			—	1,890	1.0
Common Equity (3,000,000 units)				12/10/2014			572	—	—
							572	1,890	1.0

Total Affiliate Investments						$8,578	$18,101	$96,701	53.6%

Control Investment
Eblens Holdings, Inc. (20)	Shoe Store
Subordinated Loan (6)		13.00% PIK	N/A	7/13/2017	10/3/2025	$4,945	$4,605	$1,104	0.6%
Subordinated Loan (6)		13.00% PIK	N/A	7/13/2017	10/3/2025	4,945	4,605	—	—
Common Equity (356 Class A units) (10)				10/3/2022			950	—	—
						9,890	10,160	1,104	0.6
Total Control Investment						$9,890	$10,160	$1,104	0.6%

Total Investments						$492,641	$474,880	$500,576	277.4%
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
OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. In addition, OFS Advisor serves as the investment adviser to HPCI, a non-traded BDC with an investment strategy and objective similar to that of the Company. OFS Advisor also serves as the investment adviser to OCCI, a non-diversified, externally managed, closed-end management investment company that is registered as an investment company under the 1940 Act and that primarily invests in Structured Finance Securities. Additionally, OFS Advisor serves as the adviser to separately-managed accounts and sub-advisor to investment companies managed by an affiliate.
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
Cash: The Company’s cash balances are maintained with a member bank of the FDIC and at times, such balances exceed the FDIC insurance limit. The Company does not believe its cash balances are exposed to any significant credit risk. Cash balances are held in US Bank N.A. and Citibank N.A. money market deposit accounts. In addition, the Company’s use of cash held by SBIC I LP and OFSCC-FS is limited by SBA regulation and the terms and conditions of the BNP Facility, respectively, including but not limited to, payment of interest expense and principal on the outstanding borrowings.
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
For the years ended December 31, 2023 and 2022, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (excluding cash) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis, and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement to reduce its base management fee for the 2023 calendar year on January 11, 2023.
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through June 30, 2023, the Company has not made a Capital Gains Fee payment.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of June 30, 2023 and December 31, 2022, there were no accrued Capital Gains Fees.
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
Equity Ownership: As of June 30, 2023, affiliates of OFS Advisor held approximately 3,020,992 shares of common stock, which is approximately 22.5% of the Company’s outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and six months ended June 30, 2023 and 2022, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fee	$1,883	$2,056	$3,777	$4,076
Incentive fees:
Income Incentive Fee	1,280	—	2,518	—
Capital Gains Fee(1)	—	(2,988)	—	(1,916)
Administration fee	440	423	922	874
Distributions paid to affiliates	997	876	1,994	1,721
(1) For the three and six months ended June 30, 2022, the negative Capital Gains Fee is due to the reversal of a previously accrued Capital Gains Fee resulting from the reduction in net unrealized appreciation on the investment portfolio.
Note 4. Investments
As of June 30, 2023, the Company had loans to 44 portfolio companies, of which approximately 99% were senior secured loans and 1% were subordinated loans, at fair value. The Company also had equity investments in 16 portfolio companies and 23 investments in Structured Finance Securities. As of June 30, 2023, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$337,100	72.2%	194.5%	$312,931	63.2%	180.4%
Subordinated debt investments	4,680	1.0	2.7	116	—	0.1
Preferred equity	10,793	2.3	6.2	10,809	2.2	6.2
Common equity, warrants and other(1)	11,537	2.5	6.7	88,778	18.0	51.2
Total Portfolio Company Investments	364,110	78.0	210.1	412,634	83.4	237.9
Structured Finance Securities	102,574	22.0	59.1	81,945	16.6	47.3
Total investments	$466,684	100.0%	269.2%	$494,579	100.0%	285.2%
(1) Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4 — Portfolio Concentration” for additional information.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in US dollars. As of June 30, 2023 and December 31, 2022, the Company’s investment portfolio was domiciled as follows:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$359,450	$408,742	$367,723	$407,851
Canada	4,660	3,892	4,680	4,207
Cayman Islands(1)	102,574	81,945	102,477	88,518
Total investments	$466,684	$494,579	$474,880	$500,576
(1) Investments domiciled in the Cayman Islands represent Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of June 30, 2023, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$2,738	0.6%	1.6%	$2,447	0.5%	1.4%
Convention and Trade Show Organizers	160	—	0.1	161	—	0.1
Landscaping Services	4,601	1.0	2.7	4,224	0.9	2.4
Security Systems Services (except Locksmiths)	5,853	1.3	3.4	5,855	1.2	3.4
Temporary Help Services	8,816	1.9	5.1	8,588	1.7	5.0
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	23,695	5.1	13.7	24,011	4.9	13.9
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,633	3.8	10.2	9,858	2.0	5.7
New Single-Family Housing Construction (except For-Sale Builders)	1,799	0.4	1.0	1,473	0.3	0.8
Education Services
Professional and Management Development Training	3,053	0.7	1.8	2,204	0.4	1.3
Sports and Recreation Instruction	4,468	1.0	2.6	4,522	0.9	2.6
Health Care and Social Assistance
Child Day Care Services	6,394	1.4	3.7	6,257	1.3	3.6
Home Health Care Services	4,231	0.9	2.4	3,865	0.8	2.2
Medical Laboratories	9	—	—	19	—	—
Offices of Physicians, Mental Health Specialists	13,447	2.9	7.8	13,205	2.7	7.6
Other Ambulatory Health Care Services	16,832	3.6	9.7	15,622	3.2	9.1
Outpatient Mental Health and Substance Abuse Centers	8,853	1.9	5.1	8,798	1.8	5.1
Services for the Elderly and Persons with Disabilities	25,037	5.4	14.4	24,999	5.0	14.4
Information
Cable and Other Subscription Programming	3,745	0.8	2.2	3,248	0.7	1.9
Data Processing, Hosting, and Related Services	4,065	0.9	2.3	2,339	0.5	1.3
Software Publishers	17,069	3.7	9.8	10,135	2.0	5.8
Television Broadcasting	2,183	0.5	1.3	265	0.1	0.2
Management of Companies and Enterprises
Offices of Other Holding Companies	12,679	2.7	7.3	11,969	2.4	7.0
Manufacturing
Bare Printed Circuit Board Manufacturing	1,968	0.4	1.1	1,863	0.4	1.1
Current-Carrying Wiring Device Manufacturing	3,406	0.7	2.0	3,490	0.7	2.0
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.3	—	—	—

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Fluid Power Pump and Motor Manufacturing	$1,924	0.4%	1.1%	$1,840	0.4%	1.1%
Ice Cream and Frozen Dessert Manufacturing	1,643	0.4	0.9	1,505	0.3	0.9
Motorcycle, Bicycle, and Parts Manufacturing	15,369	3.3	8.9	14,959	3.0	8.6
Other Industrial Machinery Manufacturing	5,210	1.1	3.0	4,770	1.0	2.8
Pharmaceutical Preparation Manufacturing	217	—	0.1	82,763	16.7	47.7
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	1,951	0.4	1.1
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	30,479	6.4	17.7	30,395	6.0	17.5
Advertising Agencies	2,247	0.5	1.3	2,143	0.4	1.2
Computer Systems Design Services	1,954	0.4	1.1	1,942	0.4	1.1
Other Computer Related Services	17,016	3.6	9.8	17,212	3.5	9.9
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.4	38	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	4,660	1.0	2.7	3,892	0.8	2.2
Office Machinery and Equipment Rental and Leasing	6,900	1.5	4.0	9,995	2.0	5.8
Retail Trade
Electronic Shopping and Mail-Order Houses	6,664	1.4	3.8	6,287	1.3	3.6
Supermarkets and Other Grocery (except Convenience) Stores	5,644	1.2	3.3	5,806	1.2	3.3
All Other General Merchandise Stores	499	0.1	0.3	789	0.2	0.5
Transportation and Warehousing
Transportation and Warehousing	2,498	0.5	1.4	2,490	0.5	1.4
Wholesale Trade
Business to Business Electronic Markets	2,849	0.6	1.6	2,476	0.5	1.4
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	11,147	2.4	6.4	9,790	2.0	5.6
Drugs and Druggists' Sundries Merchant Wholesalers	5,072	1.1	2.9	3,943	0.8	2.3
Industrial Machinery and Equipment Merchant Wholesalers	9,072	1.9	5.2	9,073	1.8	5.2
Motor Vehicle Parts (Used) Merchant Wholesalers	27,670	5.9	16.0	27,929	5.6	16.1
Other Miscellaneous Nondurable Goods Merchant Wholesalers	2,704	0.6	1.6	1,113	0.2	0.6
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,163	1.7	4.7	116	—	0.1
Total Portfolio Company Investments	$364,110	78.0%	210.1%	$412,634	83.4%	237.9%

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Structured Finance Securities	$102,574	22.0%	59.1%	$81,945	16.6%	47.3%
Total investments	$466,684	100.0%	269.2%	$494,579	100.0%	285.2%
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
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. During the six months ended June 30, 2023, no new loans were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization as of June 30, 2023 was $27,312 and $10,230, respectively, and as of December 31, 2022 was $36,522 and $11,225, respectively.
Portfolio Concentration: As of June 30, 2023, the Company’s common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 16.7% and 47.7% of its total portfolio at fair value and its total net assets, respectively.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Transfers from Level 2 to Level 3	$3,596	$8,246	$—	$1,611
Transfers from Level 3 to Level 2	—	—	1,473	—
Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from rising interest rates and elevated inflation rates, the ongoing war between Russia and Ukraine, instability in the U.S. and international banking systems, the risk of recession and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

Security	Level 1	Level 2	Level 3	Fair Value as of June 30, 2023
Debt investments	$—	$16,258	$296,789	$313,047
Equity investments	—	—	99,587	99,587
Structured Finance Securities	—	—	81,945	81,945
	$—	$16,258	$478,321	$494,579

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2022
Debt investments	$—	$30,823	$282,039	$312,862
Equity investments	—	—	99,196	99,196
Structured Finance Securities	—	—	88,518	88,518
	$—	$30,823	$469,753	$500,576

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables provide quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of June 30, 2023 and December 31, 2022. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets.

	Fair Value as of June 30, 2023	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$279,190	Discounted cash flow	Discount rates	10.41% - 51.91% (13.86%)
Senior secured	17,483	Market approach	Revenue multiples	0.40x - 1.50x (0.56x)
Subordinated	116	Market approach	Revenue multiples	0.23x - 0.23x (0.23x)

Structured Finance Securities:
Subordinated notes(1)	47,200	Discounted cash flow	Discount rates	16.50% - 43.00% (32.01%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Subordinated notes	97	Market approach	Net asset value liquidation(2)
Mezzanine debt	26,303	Discounted cash flow	Discount margin	7.45% - 10.25% (8.75%)
			Constant default rate	2.00% - 3.00% (2.04%)
			Recovery rate	65.00% - 65.00% (65.00%)
Loan Accumulation Facility	8,345	Market approach	Net asset value liquidation(2)

Equity investments:
Preferred equity	8,858	Market approach	EBITDA multiples	7.50x - 8.00x (7.52x)
Preferred equity	1,951	Market approach	Revenue multiples	0.84x - 0.84x (0.84x)
Common equity, warrants and other	88,778	Market approach	EBITDA multiples	5.34x - 17.00x (12.65x)
Common equity, warrants and other(3)	—	Market approach	Revenue multiples	0.40x - 0.84x (0.45x)
	$478,321
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
(3)    As of June 30, 2023, the aggregate fair value of these investments was $0.

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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30, 2023
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$280,813	$1,226	$8,196	$91,000	$88,518	$469,753
Net realized loss on investments	(140)	(9,210)	—	(844)	—	(10,194)
Net unrealized appreciation (depreciation) on investments	(1,098)	8,100	1,787	(772)	(6,671)	1,346
Amortization of Net Loan Fees	636	—	—	—	118	754
Accretion of interest income on Structured Finance Securities	—	—	—	—	5,881	5,881
Capitalized PIK interest and dividends	493	—	481	—	—	974
Amendment fees	(55)	—	—	—	—	(55)
Purchase and origination of portfolio investments	25,638	—	345	356	—	26,339
Proceeds from principal payments on portfolio investments	(5,431)	—	—	—	(6)	(5,437)
Sale and redemption of portfolio investments	(2,710)	—	—	—	—	(2,710)
Proceeds from distributions received from portfolio investments	—	—	—	(962)	(5,895)	(6,857)
Transfers out of Level 3	(1,473)	—	—	—	—	(1,473)
Level 3 assets, June 30, 2023	$296,673	$116	$10,809	$88,778	$81,945	$478,321

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2022
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2021	$261,113	$17,943	$3,765	$83,486	$75,201	$441,508
Net realized loss on investments	(51)	—	(51)	(6)	—	(108)
Net unrealized appreciation (depreciation) on investments	(5,626)	(2,459)	2,237	14,240	(12,716)	(4,324)
Amortization of Net Loan Fees	612	6	—	—	124	742
Accretion of interest income on Structured Finance Securities	—	—	—	—	4,785	4,785
Capitalized PIK interest and dividends	258	58	—	—	—	316
Amendment fees	(112)	—	—	—	—	(112)
Purchase and origination of portfolio investments	72,397	—	—	1,290	43,198	116,885
Proceeds from principal payments on portfolio investments	(30,926)	(8,245)	—	—	(9,500)	(48,671)
Sale and redemption of portfolio investments	(908)	—	—	(3,141)	—	(4,049)
Proceeds from distributions received from portfolio investments	—	—	—	—	(11,214)	(11,214)
Transfers into Level 3	1,611	—	—	—	—	1,611
Level 3 assets, June 30, 2022	$298,368	$7,303	$5,951	$95,869	$89,878	$497,369
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2023 and 2022, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Six Months Ended June 30,
	2023	2022
Senior secured debt investments	$(1,145)	$(5,490)
Subordinated debt investments	(6)	(2,458)
Preferred equity	1,800	2,186
Common equity, warrants and other	(1,720)	15,846
Structured Finance Securities	(6,674)	(12,668)
Net unrealized depreciation on investments held	$(7,745)	$(2,584)

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
The following table sets forth carrying values and fair values of the Company’s debt as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023		As of December 31, 2022
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
PWB Credit Facility	$500	$500	$—	$—
BNP Facility	101,100	101,100	104,700	104,700
Unsecured Notes Due February 2026	122,935	113,761	122,547	109,037
Unsecured Notes Due October 2028	53,908	48,290	53,806	47,058
SBA-guaranteed debentures	45,805	44,268	50,697	49,470
Total debt	$324,248	$307,919	$331,750	$310,265
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Description	Level 1(1)	Level 2	Level 3(2)	Total
PWB Credit Facility	$—	$—	$500	$500
BNP Facility	—	—	101,100	101,100
Unsecured Notes Due February 2026	—	—	113,761	113,761
Unsecured Notes Due October 2028	48,290	—	—	48,290
SBA-guaranteed debentures	—	—	44,268	44,268
Total debt, at fair value	$48,290	$—	$259,629	$307,919

	December 31, 2022
Description	Level 1(1)	Level 2	Level 3(2)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	104,700	104,700
Unsecured Notes Due February 2026	—	—	109,037	109,037
Unsecured Notes Due October 2028	47,058	—	—	47,058
SBA-guaranteed debentures	—	—	49,470	49,470
Total debt, at fair value	$47,058	$—	$263,207	$310,265
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 6. Commitments and Contingencies
As of June 30, 2023, the Company has outstanding commitments to fund investments totaling $15,759 under various undrawn revolvers and other credit facilities.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2023.
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
Note 7. Borrowings
SBA Debentures: The SBA debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, as of June 30, 2023 and December 31, 2022, SBIC I LP held $172,210 and $176,521 in assets, respectively, which accounted for approximately 34% and 34% of the Company’s total consolidated assets, respectively. These assets cannot be pledged under any debt obligation of the Company.
On March 1, 2023, SBIC I LP redeemed $5,000 of SBA debentures that were contractually due March 1, 2025. As of June 30, 2023, SBIC I LP had outstanding debentures totaling $45,920, which bear a fixed interest rate of 2.87% and mature on March 1, 2025.
For the three and six months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stated interest expense	$329	$364	$677	$815
Amortization of debt issuance costs	44	48	90	92
Total interest and debt financing costs	$373	$412	$767	$907
Cash paid for interest expense	$—	$—	$725	$1,002
Effective interest rate	3.25%	3.23%	3.22%	3.17%
Average outstanding balance	$45,920	$50,920	$47,550	$57,113
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
As of June 30, 2023 and December 31, 2022, OFSCC-FS had outstanding debt of $101,100 and $104,700, respectively. As of June 30, 2023, the unused commitment under the BNP Facility was $48,900.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
For the three and six months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stated interest expense(1)	$2,089	$1,005	$3,997	$1,621
Amortization of debt issuance costs	95	69	190	136
Total interest and debt financing costs	$2,184	$1,074	$4,187	$1,757
Cash paid for interest expense	$2,063	$801	$3,968	$1,386
Effective interest rate	8.15%	3.21%	7.89%	2.92%
Average outstanding balance	$107,147	$133,876	$106,094	$120,438
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
As of June 30, 2023 and December 31, 2022, the Company had $500 and $-0-, respectively, of outstanding debt under the PWB Credit Facility. As of June 30, 2023, the unused commitment under the PWB Credit Facility was $24,500.
For the three and six months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stated interest expense(1)	$45	$29	$111	$47
Amortization of debt issuance costs	—	1	1	2
Total interest and debt financing costs	$45	$30	$112	$49
Cash paid for interest expense	$60	$28	$111	$46
Effective interest rate	10.13%	n/m(2)	10.09%	n/m(2)
Average outstanding balance	$1,775	$250	$2,220	$377
(1) Stated interest expense includes unused fees.
(2) Not meaningful due to a considerable amount of unused fees in stated interest expense.
Unsecured Notes: As of June 30, 2023 and December 31, 2022, the Company had the following Unsecured Notes outstanding:
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
For the three and six months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stated interest expense	$2,165	$2,165	$4,330	$4,330
Amortization of debt issuance costs	244	261	489	523
Total interest and debt financing costs	$2,409	$2,426	$4,819	$4,853
Cash paid for interest expense	$681	$681	$4,330	$4,353
Effective interest rate	5.35%	5.39%	5.35%	5.39%
Average outstanding balance	$180,000	$180,000	$180,000	$180,000
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of June 30, 2023:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
PWB Credit Facility	$500	$500	$—	$—	$—
Unsecured Notes	180,000	—	125,000	—	55,000
SBA Debentures	45,920	—	45,920	—	—
BNP Facility	101,100	—	—	101,100	—
Total	$327,520	$500	$170,920	$101,100	$55,000
For the three and six months ended June 30, 2023 and 2022, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023	2022
Average dollar borrowings	$334,842	334842	$365,046	$335,864	$357,928
Weighted average effective interest rate	5.99%		4.32%	5.89%	4.23%

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Per share operating performance:
Net asset value per share at beginning of period	$13.42	$15.52	$13.47	$15.18
Net investment income(4)	0.38	0.47	0.75	0.69
Net realized loss on investments, net of taxes(4)	(0.78)	(0.01)	(0.78)	—
Net unrealized appreciation (depreciation) on investments, net of taxes(4)	0.25	(1.12)	0.16	(0.71)
Loss on extinguishment of debt(4)	—	—	—	(0.01)
Total income (loss) from operations	(0.15)	(0.66)	0.13	(0.03)
Distributions declared	(0.33)	(0.29)	(0.66)	(0.57)
Issuance of common stock(8)	—	—	—	(0.01)
Net asset value per share at end of period	$12.94	$14.57	$12.94	$14.57

Per share market value, end of period	$9.89	$9.92	$9.89	$9.92
Total return based on market value(1)(7)	(0.7)%	(21.5)%	3.9%	(4.3)%
Total return based on net asset value(2)(7)	(0.4)%	(3.4)%	2.5%	0.9%
Shares outstanding at end of period	13,398,078	13,429,777	13,398,078	13,429,777
Weighted average shares outstanding	13,398,078	13,425,477	13,398,078	13,423,970
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(3)	$176,615	$202,049	$177,884	$202,614
Net asset value at end of period	$173,422	$195,712	$173,422	$195,712
Net investment income	$5,123	$6,248	$10,073	$9,253
Ratio of total expenses to average net assets(5)	21.3%	8.3%	21.1%	12.0%
Ratio of total expenses and loss on extinguishment of debt to average net assets(5)	21.3%	8.3%	21.1%	12.0%
Ratio of net investment income to average net assets(5)	11.6%	12.4%	11.3%	9.1%
Ratio of loss on extinguishment of debt to average net assets(6)	0.0%	0.0%	0.0%	0.1%
Portfolio turnover(7)	3.3%	8.9%	5.3%	14.5%
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
(5)Annualized.
(6)Not annualized.
(7)Portfolio turnover rate is calculated using the lesser of period-to-date sales, portfolio investment distributions and principal payments or period-to-date purchases over the average of the invested assets at fair value.
(8)Common stock issued through the DRIP.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 9. Capital Transactions
Distributions: The Company intends to make quarterly distributions to stockholders, that represent over time, substantially all of its net investment income. In addition, although the Company may distribute at least annually net realized capital gains, net of taxes if any, out of assets legally available for such distribution, the Company may also retain such capital gains for investment through a deemed distribution. If the Company makes a deemed distribution, stockholders will be treated for U.S. federal income tax purposes as if they had received an actual distribution of the capital gains, net of taxes.
The Company is limited on the use of cash held by OFS SBIC I LP under restrictions imposed by SBA regulations. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility.
The following table summarizes distributions declared and paid for the six months ended June 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six Months Ended June 30, 2022
March 1, 2022	March 24, 2022	March 31, 2022	$0.28	$3,719	3,016	$39
May 3, 2022	June 23, 2022	June 30, 2022	0.29	3,850	4,348	43
			$0.57	$7,569	7,364	$82
Six Months Ended June 30, 2023
February 28, 2023	March 24, 2023	March 31, 2023	$0.33	$4,421	—	$—	(1)
May 2, 2023	June 23, 2023	June 30, 2023	0.33	4,422	—	—	(1)
			$0.66	$8,843	—	$—
(1) During the six months ended June 30, 2023, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock. Accordingly, the Company purchased shares to satisfy the DRIP obligation as follows:

Six Months Ended June 30, 2023	Number of Shares Purchased	Average Price Paid Per Share	Total Amount Paid
January 1, 2023 through March 31, 2023	5,096	$10.43	$53
April 1, 2023 through June 30, 2023	5,823	10.06	59
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
During the six months ended June 30, 2023 and 2022, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Six Months Ended June 30, 2023
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest	Dividends	Fees	Total Income (2)	December 31, 2022, Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2023, Fair Value (5)
Control Investment
Eblens Holdings, Inc.	Subordinated Loan (6)	$(4,605)	$3,501	$—	$—	$—	$—	$1,104	$—	$(1,104)	$—
	Subordinated Loan (6)	(4,605)	4,605	—	—	—	—	—	—	—	—
	Common Equity (6)	(1,306)	950	—	—	—	—	—	356	(356)	—
		(10,516)	9,056	—	—	—	—	1,104	356	(1,460)	—

Total Control Investment		(10,516)	9,056	—	—	—	—	1,104	356	(1,460)	—
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (7)	—	1,650	—	481	—	481	6,202	2,131	—	8,333
	Common Equity (6)	—	1,152	—	—	—	—	510	1,152	—	1,662
		—	2,802	—	481	—	481	6,712	3,283	—	9,995

DRS Imaging Services, LLC	Common Equity	—	(1,077)	—	34	—	34	1,569	—	(1,078)	491

Master Cutlery, LLC	Subordinated Loan (6)	—	(6)	—	—	—	—	122	—	(6)	116
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(6)	—	—	—	—	122	—	(6)	116

Pfanstiehl Holdings, Inc	Common Equity	—	(2,693)	—	547	—	547	85,456	—	(2,693)	82,763

TalentSmart Holdings, LLC	Common Equity (6)	—	(210)	—	—	—	—	953	—	(210)	743

TRS Services, Inc.	Preferred Equity	—	61	—	49	—	49	1,890	61	—	1,951
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	61	—	49	—	49	1,890	61	—	1,951

Total Affiliate Investments		—	(1,123)	—	1,111	—	1,111	96,701	3,344	(3,987)	96,059
Total Control and Affiliate Investments		$(10,516)	$7,933	$—	$1,111	$—	$1,111	$97,805	$3,700	$(5,447)	$96,059
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
(2)Represents the total amount of interest, fees or dividends included in income for the six months ended June 30, 2023, during which an investment was included in the Control Investment or Affiliate Investment categories.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
On August 1, 2023, the Board declared a distribution of $0.34 per share for the third quarter of 2023, payable on September 29, 2023 to stockholders of record as of September 22, 2023.

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
Overview
Key performance metrics per common share are presented below:

	June 30, 2023	March 31, 2023
Net asset value	$12.94	$13.42

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net investment income	$0.38	$0.37	$0.75	$0.69
Net increase (decrease) in net assets resulting from operations	(0.15)	0.28	0.13	(0.03)
Distributions paid	0.33	0.33	0.66	0.57
As of June 30, 2023, our NAV per common share decreased from $13.42 at March 31, 2023 to $12.94 at June 30, 2023, primarily due to a net loss on investments of $0.53 per common share. For the quarter ended June 30, 2023, net investment income of $0.38 per common share exceeded our quarterly distribution of $0.33 per common share during such period.
For the quarter ended June 30, 2023, total investment income increased to $14.5 million from $14.3 million in the prior quarter, primarily due to an increase of $0.7 million in interest income. For the quarter ended June 30, 2023, our portfolio’s weighted-average performing income yield increased to 13.8% from 13.0% in the prior quarter. The increase in our weighted-average performing yield was primarily due to rising interest rates, as 95% of our loan portfolio at fair value consisted of floating rate loans, and an increase in the effective yield on our Structured Finance Securities. We continue to believe that our portfolio is well positioned, and will continue to produce strong net investment income and perform well in the current interest rate environment.
For the quarter ended June 30, 2023, our weighted-average debt interest costs increased to 6.0% compared to 5.8% for the quarter ended March 31, 2023, primarily due to an increase in the cost of debt on our BNP Facility resulting from SOFR rate increases. As of June 30, 2023, approximately 86% of our outstanding debt matures in 2026 and beyond, 69% of our outstanding debt carry fixed interest rates and 55% of our outstanding debt is unsecured.
For the quarter ended June 30, 2023, we recognized a net loss on investments of $7.1 million, or $0.53 per common share, primarily due to unrealized depreciation of $4.3 million and $2.7 million on our Structured Finance Securities and equity securities, respectively. For the quarter ended June 30, 2023, our loan portfolio experienced net gains of $1.0 million.
During the quarter ended June 30, 2023, no new loans were placed on non-accrual status. As of June 30, 2023, our loan portfolio had four non-accrual loans with an aggregate fair value of $10.2 million, or 2.1% of our total investments at fair value. During the quarter ended June 30, 2023, we wrote-off our non-accrual loan and equity investment in Eblens Holdings, Inc., resulting in a realized loss of $10.5 million, of which $9.0 million of the loss was already recognized in prior fiscal years, with $0.4 million and $1.5 million recognized during the three and six months ended June 30, 2023, respectively.
As of June 30, 2023, our asset coverage ratio of 162% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of June 30, 2023, we had access to $24.5 million under our PWB Credit Facility, as well as $48.9 million under our BNP Facility, each of which are subject to a borrowing base and other covenants. As of June 30, 2023, we had unfunded commitments of $15.8 million to 10 portfolio companies.
On August 1, 2023, the Board declared a distribution of $0.34 per share for the third quarter of 2023, payable on September 29, 2023, to stockholders of record as of September 22, 2023.
We are also subject to financial risks, including changes in market interest rates. Historically, the interest rates on our debt investments with floating interest rates have been based on a floating LIBOR, but will continue to transition away from LIBOR to SOFR. We have prepared and planned for the transition away from LIBOR by incorporating alternate reference rates to be used in our credit agreements. As of June 30, 2023, approximately $296.6 million (aggregate fair value), of our debt investments bore interest at variable rates, of which $249.5 million, or 84%, have transitioned from LIBOR to SOFR with minimal impact to us.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of June 30, 2023 (dollar amounts in thousands):

Investment Type	Fair Value	Range of Fair Value
		Low-end	High-end
Debt investments:
Senior secured	$312,931	$307,200	$318,703
Subordinated	116	116	116

Structured Finance Securities:
Subordinated notes	47,297	44,685	49,906
Mezzanine debt	26,303	25,789	26,815
Loan accumulation facility	8,345	8,098	8,500

Equity investments:
Preferred equity	10,809	9,957	11,650
Common equity, warrants and other	88,778	81,371	94,367
	$494,579	$477,216	$510,057
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

For the years ended December 31, 2023 and 2022, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (excluding cash) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement to reduce its base management fee for the 2023 calendar year on January 11, 2023.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of our existing Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2023, the fair value of our debt investment portfolio totaled $313.0 million in 44 portfolio companies, of which approximately 99% were senior secured loans. As of June 30, 2023, we had equity investments in 16 portfolio companies with a fair value of approximately $99.6 million. As of June 30, 2023, we also had 23 investments in Structured Finance Securities with a fair value of $81.9 million. We had unfunded commitments of $15.8 million to 10 portfolio companies as of June 30, 2023. Set forth in the tables and charts below is selected information with respect to our portfolio as of June 30, 2023 and December 31, 2022.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$188,874	$156,604	$195,823	$162,308
SBIC I LP	98,910	170,026	97,214	167,211
OFSCC-FS	176,010	165,431	178,460	168,050
OFSCC-MB	2,890	2,518	3,383	3,007
Total investments	$466,684	$494,579	$474,880	$500,576

The following table presents our ten largest investments by portfolio company based on fair value as of June 30, 2023 (dollar amounts in thousands):

Portfolio Company	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$82,763	16.7%
Milrose Consultants, LLC	Debt	30,479	30,395	6.1%
All Star Auto Lights, Inc.	Debt	27,671	27,929	5.6%
The Escape Game, LLC	Debt	23,695	24,011	4.9%
Inergex Holdings, LLC	Debt	17,016	17,212	3.5%
Kreg LLC	Debt	16,832	15,622	3.2%
Tolemar Acquisition, Inc.	Debt	15,368	14,959	3.0%
SSJA Bariatric Management LLC	Debt	13,447	13,203	2.7%
Honor HN Buyer Inc.	Debt	12,414	12,576	2.5%
Boca Home Care Holdings, Inc.	Debt and Equity	12,624	12,423	2.5%
Total		$169,763	$251,093	50.7%
As of June 30, 2023, approximately 4.0% and 11.3% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
Portfolio Yields
The following table presents weighted-average yield metrics for our portfolio as of June 30, 2023 and March 31, 2023:

	For the Three Months Ended
	June 30, 2023	March 31, 2023
Weighted-average performing income yield(1):
Debt investments	13.0%	12.3%
Structured Finance Securities	16.4%	15.5%
Interest-bearing investments	13.8%	13.0%

Weighted-average realized yield(2):
Interest-bearing investments	12.5%	11.8%
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
For the quarter ended June 30, 2023, the weighted average performing income yield on interest-bearing investments increased primarily due to rising interest rates as 95% of our loan portfolio at fair value consisted of floating rate loans, as well as an increase in the effective yield on our Structured Finance Securities.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.

Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$337,100	$312,931	$335,558	$311,636
Subordinated debt investments	4,680	116	13,890	1,226
Preferred equity	10,793	10,809	9,966	8,196
Common equity, warrants and other	11,537	88,778	12,989	91,000
Total Portfolio Company Investments	$364,110	$412,634	$372,403	$412,058
Number of portfolio companies	55	55	63	63
As of June 30, 2023, approximately 99% and 63% of our loan portfolio and total portfolio, respectively, consisted of senior secured loans, based on fair value. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, rising interest and elevated inflation rates, instability in the U.S. and international banking systems, the risk of recession and related market volatility.
As of June 30, 2023, the three largest industries of our Portfolio Company Investments by fair value, were (1) Manufacturing (26.9%), (2) Health Care and Social Assistance (17.6%) and (3) Wholesale Trade (13.2%), totaling an aggregate of approximately 57.7% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
As of June 30, 2023, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 16.7% and 47.7% of our total portfolio at fair value and our total net assets, respectively. The value of this investment is substantially comprised of unrealized appreciation of $82.5 million. A deterioration in the operating performance of the company or other factors underlying the valuation of this investment could have a material impact on our NAV.

Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$65,849	$47,297	$65,870	$53,807
Mezzanine debt	28,225	26,303	28,107	26,412
Loan accumulation facilities	8,500	8,345	8,500	8,299
Total Structured Finance Securities	$102,574	$81,945	$102,477	$88,518
Number of Structured Finance Securities	23	23	23	23
As of June 30, 2023, the aggregate amortized cost and fair value of non-performing Structured Finance Securities was $9.8 million and $8.4 million, respectively, and $1.3 million and $0.1 million, respectively, as of December 31, 2022. Non-performing Structured Finance Securities are securities that had an effective yield of 0.0% as of June 30, 2023.
Investment Activity
The following is a summary of our investment activity for the three and six months ended June 30, 2023 (dollar amounts in millions):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Investments in debt and equity securities	$16.4	$26.3
Investments in Structured Finance Securities	—	—
Total investment purchases and originations	$16.4	$26.3

Proceeds from principal payments	$4.5	$6.3
Proceeds from investments sold or redeemed	9.9	18.8
Proceeds from distributions received from portfolio investments	3.7	6.9
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$18.1	$32.0

Risk Monitoring
We categorize investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 3, 2023. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Securities, by credit risk rating as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	Debt Investments
	June 30, 2023			December 31, 2022
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	291,226	283,482	90.6	298,414	288,170	92.2
4 (Special Mention)	29,578	22,671	7.2	30,060	17,218	5.5
5 (Substandard)	14,360	6,709	2.1	16,294	7,352	2.3
6 (Doubtful)	6,616	185	0.1	4,680	122	—
7 (Loss)	—	—	—	—	—	—
	$341,780	$313,047	100.0%	$349,449	$312,862	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. During the six months ended June 30, 2023, no new loans were placed on non-accrual status. As of June 30, 2023, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $27.3 million and $10.2 million, respectively, and $36.5 million and $11.2 million, respectively, as of December 31, 2022.
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
We do not believe that our historical operating performance is necessarily indicative of our future results of operations. We are primarily focused on debt investments in middle-market and larger companies in the United States and, to a lesser extent, equity investments, including warrants and other minority equity securities, and Structured Finance Securities. This approach differs from our historical investment concentration in that we now also focus on the debt of larger U.S. companies and Structured Finance Securities. Moreover, as a BDC and a RIC, we are also subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. In addition, SBIC I LP is subject to regulation and oversight by the SBA. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.
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

Comparison of the three months ended June 30, 2023 and March 31, 2023 and comparison of the six months ended June 30, 2023 and 2022
Consolidated operating results for the three months ended June 30, 2023 and March 31, 2023, and the six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Investment income
Interest income:
Cash interest income	$10,511	$9,698	$20,209	$14,296
PIK interest income	214	226	440	327
Net Loan Fee amortization	409	409	818	777
Accretion of interest income on Structured Finance Securities	2,879	3,002	5,881	4,785
Other interest income	88	58	146	3
Total interest income	14,101	13,392	27,494	20,188
Dividend income:
Cash dividends	89	549	638	763
Preferred equity PIK dividends	245	236	481	—
Total dividend income	334	785	1,119	763
Fee income:
Syndication fees	60	36	96	257
Prepayment and other fees	31	69	100	170
Total fee income	91	105	196	427
Total investment income	14,526	14,283	28,809	21,378
Total expenses	9,403	9,333	18,736	12,125
Net investment income	5,123	4,950	10,073	9,253
Net loss on investments	(7,087)	(1,125)	(8,212)	(9,572)
Loss on extinguishment of debt	—	(19)	(19)	(144)
Net increase (decrease) in net assets resulting from operations	$(1,964)	$3,806	$1,842	$(463)
Investment Income
For the quarter ended June 30, 2023, total investment income increased to $14.5 million from $14.3 million in the prior quarter, primarily due to an increase in total interest income of $0.7 million.
Interest income increased $0.7 million during the three months ended June 30, 2023 compared to the prior quarter, primarily due to an increase in our portfolio’s weighted-average performing income yield to 13.8% for the quarter ended June 30, 2023 from 13.0% in the prior quarter.
Fee income is primarily comprised of unused fees, prepayment fees and syndication fees that generally result from periodic transactions, rather than from holding portfolio investments, and are considered non-recurring. We receive syndication fees on investments where OFS Advisor sources, structures, and arranges the lending group. For the quarter ended June 30, 2023, total fee income was stable compared to the prior quarter.

Expenses
Operating expenses for the three months ended June 30, 2023 and March 31, 2023 and six months ended June 30, 2023 and 2022, are presented below (in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30, 2023	March 31, 2023	2023	2022
Interest expense	$5,011	$4,874	$9,885	$7,567
Management fee	1,883	1,894	3,777	4,076
Income Incentive Fee	1,280	1,238	2,518	—
Capital Gains Fee	—	—	—	(1,916)
Professional fees	429	436	865	759
Administration fee	440	482	922	874
Other expenses	360	409	769	765
Total expenses	$9,403	$9,333	$18,736	$12,125
Comparison of the three months ended June 30, 2023 and March 31, 2023
Interest expense for the quarter ended June 30, 2023 increased $0.1 million compared to the prior quarter, primarily due to the increase in the effective interest rate on our BNP Facility resulting from SOFR rate increases.
Comparison of the six months ended June 30, 2023 and 2022
Interest expense for the six months ended June 30, 2023 increased $2.3 million compared to the corresponding period in the prior year, primarily due to the increase in the weighted average effective interest rate on our total outstanding debt to 5.9% compared to 4.2% during the six months ended June 30, 2022.
Management fee expense for the six months ended June 30, 2023 decreased $0.3 million compared to the corresponding period in the prior year, primarily due to a decrease in the average portfolio fair value to $498.3 million during the six months ended June 30, 2023, compared to $537.2 million for the six months ended June 30, 2022.
The incentive fees for the six months ended June 30, 2023 increased $4.4 million compared to the corresponding period in the prior year, partially due to an Income Incentive Fee of $-0- during the six months ended June 30, 2022 because pre-incentive fee net investment income did not exceed the performance hurdle. Also during the six months ended June 30, 2022, there was a full reversal of a previously accrued Capital Gains Fee as a result of the reduction in net unrealized appreciation on the investment portfolio.
Net realized and unrealized gain (loss) on investments
Net gain (loss), inclusive of realized and unrealized gains (losses), by investment type for the three months ended June 30, 2023 and March 31, 2023 and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30, 2023	March 31, 2023	2023	2022
Senior secured debt	$1,042	$(1,443)	$(401)	$(11,141)
Subordinated debt	(13)	(1,097)	(1,110)	(2,458)
Preferred equity	170	1,630	1,800	2,186
Common equity, warrants and other	(4,154)	2,498	(1,656)	14,610
Structured Finance Securities	(4,291)	(2,383)	(6,674)	(12,715)
Income tax expense on net realized investment gains	—	(171)	(171)	(48)
Deferred tax benefit (expense)	159	(159)	—	(6)
Total net loss on investments	$(7,087)	$(1,125)	$(8,212)	$(9,572)
Net gain (loss) on investments for the three months ended June 30, 2023 and March 31, 2023
Three months ended June 30, 2023
For the quarter ended June 30, 2023, we recognized a net loss on investments of $7.1 million, primarily due to unrealized depreciation of $4.3 million and $2.7 million on our Structured Finance Securities and equity securities, respectively. For the quarter ended June 30, 2023, our loan portfolio experienced net gains of $1.0 million. During the three months ended June 30, 2023, our common equity investment in Pfanstiehl Holdings, Inc. experienced unrealized depreciation of $2.7 million.

During the quarter ended June 30, 2023, we wrote-off our non-accrual loan and equity investment in Eblens Holdings, Inc., resulting in a realized loss of $10.5 million, of which $9.0 million was recognized in prior fiscal years, with $0.4 million recognized during the three months ended June 30, 2023.
Three months ended March 31, 2023
For the quarter ended March 31, 2023, we recognized a net loss on investments of $1.1 million, primarily due to issuer specific declines on certain debt investments and Structured Finance Securities, partially offset by net unrealized appreciation on our equity investments.
Net gain (loss) on investments for the six months ended June 30, 2023 and June 30, 2022
Six months ended June 30, 2023
During the six months ended June 30, 2023, our portfolio experienced net losses of $8.2 million, primarily related to unrealized depreciation of $6.7 million on our Structured Finance Securities.
During the six months ended June 30, 2023, our common equity, warrant and other investments experienced net losses of $1.7 million, primarily due to unrealized depreciation of $2.7 million on our common equity investment in Pfanstiehl Holdings, Inc.
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
The following table provides a reconciliation from net investment income (the most comparable GAAP measure) to Adjusted NII for the quarters ended June 30, 2023 and March 31, 2023 and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended				Six Months Ended June 30,
	June 30, 2023		March 31, 2023		2023		2022
	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share
Net investment income	$5,123	$0.38	$4,950	$0.37	$10,073	$0.75	$9,253	$0.69
Capital Gains Fee	—	—	—	—	—	—	(1,916)	(0.15)
Adjusted NII	$5,123	$0.38	$4,950	$0.37	$10,073	$0.75	$7,337	$0.54
Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
Liquidity and Capital Resources
As of June 30, 2023, we held cash of $6.8 million, which includes $1.4 million held by SBIC I LP, our wholly owned SBIC, and $3.5 million held by OFSCC-FS. Our use of cash held by SBIC I LP may be restricted by SBA regulations, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings (“READ”) or regulatory capital of SBIC I LP. During the six months ended June 30, 2023, the Parent received return of capital and READ distributions from SBIC I LP of $2.5 million and $2.5 million, respectively. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the six months ended June 30, 2023, the Parent received $5.6 million in cash distributions from OFSCC-FS. As of June 30, 2023, cash available to be distributed from SBIC I LP and OFSCC-FS were $5.3 million and $-0- million, respectively.
As of June 30, 2023, we had an unused commitment of $24.5 million under our PWB Credit Facility, as well as an unused commitment of $48.9 million under our BNP Facility, both of which are subject to a borrowing base requirements and other covenants. Based on our regulatory asset coverage ratio as of June 30, 2023, we could access approximately $65.5 million of our unused lines of credit, subject to the provisions of the borrowing bases as of any borrowing date, and remain in compliance with asset coverage ratio requirements.
The Parent may make unsecured loans to SBIC I LP, of which the aggregate cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of June 30, 2023.
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

	Six Months Ended June 30,
	2023	2022
Cash from net investment income(1)	$9,117	$4,752
Net (purchases and originations) / repayments and sales of portfolio investments(1)	(282)	(39,465)
Net cash provided by (used in) operating activities	8,835	(34,713)

Distributions paid to stockholders(2)	(8,843)	(7,569)
Net borrowings (repayments) under lines of credit	(3,100)	34,100
Repayments of SBA debentures	(5,000)	(19,000)
Other financing activities	—	(1,022)
Net cash provided by (used in) financing activities	(16,943)	6,509
Net decrease in cash	$(8,108)	$(28,204)
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
Cash from net investment income
Cash from net investment income increased $4.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase of $5.9 million in cash interest income.

Net (purchases and originations) / repayments and sales of portfolio investments
During the six months ended June 30, 2023, net purchases and originations of portfolio investments of $0.3 million were primarily due to $26.3 million of cash we used to purchase portfolio investments, offset by $26.1 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities. During the six months ended June 30, 2022, net purchases and originations of portfolio investments of $39.5 million were primarily due to $127.5 million of cash we used to purchase portfolio investments, offset by $88.0 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities. See “—Portfolio Composition and Investment Activity–Investment Activity.”
Borrowings
SBA Debentures
SBIC I LP’s SBIC license allowed it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. As of June 30, 2023 and December 31, 2022, SBIC I LP had outstanding debentures of $45.9 million and $50.9 million, respectively.
On a stand-alone basis, as of June 30, 2023 and December 31, 2022, SBIC I LP held $172.2 million and $176.5 million in total assets, respectively, which accounted for approximately 34% and 34% of the Company’s total consolidated assets, respectively.
    As part of our plans to focus on providing first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to their scheduled maturity dates. Under a plan approved by the SBA, we will only make follow-on investments in current portfolio companies held by SBIC I LP. During the six months ended June 30, 2023, SBIC I LP redeemed $5.0 million of SBA debentures that were contractually due March 1, 2025.
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
    As of June 30, 2023, we had $0.5 million outstanding and an unused commitment of $24.5 million under the PWB Credit Facility, subject to a borrowing base and other covenants. As of June 30, 2023, the effective interest rate on the PWB Credit Facility was 8.80%.

The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of June 30, 2023, we were in compliance in all material respects with the applicable covenants under the PWB Credit Facility.
On July 25, 2023, Banc of California and Pacific Western Bank announced the signing of a definitive merger agreement. It is uncertain whether we will be able to extend the PWB Credit Facility or negotiate a new facility with the new entity, or an alternative lender, which could impact our future ability to access liquidity and could have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
Unsecured Notes
    The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility. As of June 30, 2023 and December 31, 2022, we had $180.0 million in Unsecured Notes.
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
BNP Facility
     On June 20, 2019, OFSCC-FS entered into the BNP Facility, as amended, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $101.1 million was drawn as of June 30, 2023. Borrowings under the BNP Facility bear interest based on SOFR for the relevant interest period, plus an applicable spread (subject to an effective floor of 2.65%). The BNP Facility will mature on the earlier of June 20, 2027 or upon certain other events defined in the credit agreement which may result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. As of June 30, 2023, we were in compliance in all material respects with the applicable covenants under the BNP Facility.
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
As of June 30, 2023, the effective interest rate on the BNP Facility was 8.37% and the unused commitment under the facility was $48.9 million. On a stand-alone basis, as of June 30, 2023 and December 31, 2022, OFSCC-FS held approximately $170.8 million and $173.7 million in total assets, respectively, which accounted for approximately 34% and 33% of our total consolidated assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of June 30, 2023, approximately 81% of our investments were qualifying assets.
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
    On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the six months ended June 30, 2023, we did not make any repurchases of common stock on the open market under the Stock Repurchase Program. As of June 30, 2023, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
    As of June 30, 2023, the aggregate amount outstanding of the senior securities issued by us was $327.5 million, for which our asset coverage was 162%. The Small Business Administration debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
    As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On July 19, 2023, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale). We have not sold any shares below net asset value pursuant to the proposal approved by our stockholders.
We continue to monitor the instability in the current banking environment arising from recent bank failures. If the banks and financial institutions with whom we have credit facilities enter into receivership, undergo consolidation or become insolvent in the future, our liquidity may be reduced significantly. At various times, our cash balances at third-party financial institutions exceed the federally insured limit. Our cash balances are retained in custodian accounts with U.S. Bank N.A and Citibank N.A., and we do not believe they are exposed to any significant credit risk. We continue to monitor our portfolio and believe the deposit risk and counterparty risk to be minimal.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
As of June 30, 2023, we had $6.8 million of cash and cash equivalents, as well as $24.5 million and $48.9 million of unfunded commitments under our PWB Credit Facility and BNP Facility, respectively, to meet our short-term contractual obligations. As of June 30, 2023, we had $15.8 million in outstanding commitments to fund portfolio investments under various undrawn revolvers and other credit facilities. Long-term contractual obligations, such as our BNP Facility that matures in 2027 and has $101.1 million outstanding as of June 30, 2023, can be repaid by selling OFSCC-FS portfolio investments that have a fair value of $165.4 million as of June 30, 2023. The OFSCC-FS portfolio is primarily comprised of broadly syndicated loans that can be sold over a relatively short period to generate cash. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future.
As of June 30, 2023, we have $45.9 million of outstanding SBA debentures that mature in 2025, which we may repay prior to their maturity dates by using proceeds from investment repayments. As of June 30, 2023, the SBIC I LP investment portfolio had a fair value of $170.0 million.
    As of June 30, 2023, we continue to believe our long-dated financing, which includes approximately 86% of our total outstanding debt, and contractually matures in 2026 and beyond, affords us operational flexibility.
Off-Balance Sheet Arrangements
We have entered into contracts with third parties under which we have material future commitments—the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the PWB Credit Facility and BNP Facility. In addition, we generally hold broadly syndicated loans in larger portfolio companies that can be sold over a relatively short period to generate cash. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
Distributions
We are taxed as a RIC under the Code. In order to maintain our tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our ICTI, as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings we are required to distribute each calendar year the sum of: (i) 98% of our ordinary income for such calendar year; (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year; and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. Maintenance of our RIC status requires adherence to certain source of income and asset diversification requirements. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income”. Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow received as consideration from the sale of investments, are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
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

Recent Developments
On August 1, 2023, our Board declared a distribution of $0.34 per share for the third quarter of 2023, payable on September 29, 2023 to stockholders of record as of September 22, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, rising interest and elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems and the risk of recession has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 3, 2023 and “Part II — Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 5, 2023.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the six months ended June 30, 2023 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any further interest rate increases approved by the U.S. Federal Reserve, and elevated inflation rates may affect both our cost of funding and the valuation of our investment portfolio. As of June 30, 2023, 95% of our loan portfolio, at fair value, bore interest at floating interest rates and contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. Historically, the interest rates on our debt investments with floating interest rates have been based on a floating LIBOR, but will continue to transition away from LIBOR to SOFR. As of June 30, 2023, approximately $296.6 million (aggregate fair value), of our debt investments bore interest at variable rates, of which $249.5 million, or 84%, have transitioned from LIBOR to SOFR with minimal impact to us.
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. As of June 30, 2023, our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and SOFR, respectively.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of June 30, 2023. As of June 30, 2023, 1-month and 3-month SOFR were 5.14% and 5.27%, respectively, and certain loan contracts in our investment portfolio have not reset to the current market rate. Assuming that the interim and unaudited consolidated balance sheet as of June 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$1,180	$(254)	$926
50	2,064	(508)	1,556
75	2,947	(762)	2,185
100	3,831	(1,016)	2,815
125	4,714	(1,270)	3,444

Basis point decrease	Interest income	Interest expense	Net change
25	$(587)	$254	$(333)
50	(1,471)	508	(963)
75	(2,354)	762	(1,592)
100	(3,238)	1,016	(2,222)
125	(4,121)	1,270	(2,851)
Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2023 and December 31, 2022, we held our cash balances with third-party financial institutions and such balances are in excess of Federal Deposit Insurance Corporation insured limit. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2023. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”), filed on March 3, 2023, and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “First Quarter 10-Q”), filed on May 5, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and the First Quarter 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risks described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K and the First Quarter 10-Q. The risks previously disclosed in the Annual Report on Form 10-K and the First Quarter 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
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
If we are unable to consummate credit facilities on commercially reasonable terms, or if the banks and financial institutions with whom we have credit facilities enter into receivership, undergo consolidation or become insolvent in the future, our liquidity may be reduced significantly. On July 25, 2023, Banc of California and Pacific Western Bank announced the signing of a definitive merger agreement. It is uncertain whether we will be able to extend the PWB Credit Facility or negotiate a new facility with the new entity, or an alternative lender, which could impact our future ability to access liquidity and could have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company could acquire up to $10.0 million of its outstanding common stock through the two-year period ending May 22, 2020.
On May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program. As of June 30, 2023, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
During the three months ended June 30, 2023, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 3, 2023	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer