Form 10-Q
period 2023-09-30
OFS Capital Corp
filed 2023-11-03
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of October 31, 2023 was 13,398,078.

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
•our plans to focus on providing first lien senior secured loans to larger borrowers and the impact of these plans on our risk profile, including our belief that the seniority of such loans in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, the current conflict in Israel, rising interest and elevated inflation rates, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility;
•the percentage of investments that will bear interest on a floating rate or fixed rate basis;
•interest rate volatility;
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
•the impact of the ongoing war between Russia and Ukraine or current conflict in Israel and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•our ability to consummate credit facilities in the future on commercially reasonable terms, if at all;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies;
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
    Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 3, 2023, and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 5, 2023, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 4, 2023. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $413,958 and $446,620, respectively)	$365,782	$402,771
Affiliate investments (amortized cost of $18,905 and $18,100, respectively)	91,465	96,701
Control investment (amortized cost of $0 and $10,160, respectively)	—	1,104
Total investments, at fair value (amortized cost of $432,863 and $474,880, respectively)	457,247	500,576
Cash	15,942	14,937
Interest receivable	1,779	2,202
Prepaid expenses and other assets	2,014	3,002
Total assets	$476,982	$520,717

Liabilities
Revolving lines of credit	$91,100	$104,700
SBA debentures (net of deferred debt issuance costs of $50 and $223, respectively)	31,870	50,697
Unsecured Notes (net of deferred debt issuance costs of $2,912 and $3,647, respectively)	177,088	176,353
Interest payable	1,990	3,947
Payable to adviser and affiliates (Note 3)	3,797	3,909
Accrued professional fees	321	444
Other liabilities	148	244
Total liabilities	306,314	340,294

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 and 13,398,078 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	134	134
Paid-in capital in excess of par	184,841	184,841
Total distributable losses	(14,307)	(4,552)
Total net assets	170,668	180,423

Total liabilities and net assets	$476,982	$520,717

Number of shares outstanding	13,398,078	13,398,078
Net asset value per share	$12.74	$13.47

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income
Interest income:
Non-control/non-affiliate investments	$14,291	$12,550	$41,785	$32,597
Control investment	—	—	—	141
Total interest income	14,291	12,550	41,785	32,738
Dividend income:
Non-control/non-affiliate investments	11	—	19	713
Affiliate investments	323	279	1,434	284
Control investment	—	—	—	45
Total dividend income	334	279	1,453	1,042
Fee income:
Non-control/non-affiliate investments	26	539	222	960
Control investment	—	—	—	6
Total fee income	26	539	222	966
Total investment income	14,651	13,368	43,460	34,746
Expenses
Interest expense	4,913	4,657	14,798	12,224
Management fee	1,796	1,986	5,573	6,062
Income Incentive Fee	1,348	1,093	3,866	1,093
Capital Gains Fee	—	—	—	(1,916)
Professional fees	397	396	1,262	1,155
Administration fee	380	435	1,302	1,309
Other expenses	427	429	1,196	1,194
Total expenses	9,261	8,996	27,997	21,121
Net investment income	5,390	4,372	15,463	13,625
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	—	(943)	275	(1,146)
Net realized gain (loss) on control investments	—	—	(10,516)	278
Income tax benefit (expense) on net realized gains on investments	117	413	(54)	365
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	1,405	(14,077)	(4,328)	(41,019)
Net unrealized appreciation (depreciation) on affiliate investments	(4,917)	650	(6,040)	19,683
Net unrealized appreciation (depreciation) on control investment	—	—	9,056	(1,684)
Deferred tax expense on net unrealized appreciation	—	27	—	21
Net loss on investments	(3,395)	(13,930)	(11,607)	(23,502)
Loss on extinguishment of debt	(194)	—	(213)	(144)
Net increase (decrease) in net assets resulting from operations	$1,801	$(9,558)	$3,643	$(10,021)

Net investment income per common share – basic and diluted	$0.40	$0.33	$1.15	$1.01
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.14	$(0.71)	$0.27	$(0.75)
Distributions declared per common share	$0.34	$0.29	$1.00	$0.86
Basic and diluted weighted average shares outstanding	13,398,078	13,428,410	13,398,078	13,425,466
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2021	—	$—	13,422,413	$134	$185,113	$18,497	$203,744
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	13,625	13,625
Net realized loss on investments, net of taxes	—	—	—	—	—	(503)	(503)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(22,999)	(22,999)
Loss on extinguishment of debt	—	—	—	—	—	(144)	(144)
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	12,893	—	128	—	128
Dividends declared	—	—	—	—	—	(11,546)	(11,546)
Common stock repurchased under Stock Repurchase Program	—	—	(28,335)	—	(231)	—	(231)
Net decrease for the nine month period ended September 30, 2022	—	—	(15,442)	—	(103)	(21,567)	(21,670)
Balances at September 30, 2022	—	$—	13,406,971	$134	$185,010	$(3,070)	$182,074

Balances at June 30, 2022	—	$—	13,429,777	$134	$185,195	$10,383	$195,712
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,372	4,372
Net realized loss on investments, net of taxes	—	—	—	—	—	(530)	(530)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(13,400)	(13,400)
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	5,529	—	46	—	46
Dividends declared	—	—	—	—	—	(3,895)	(3,895)
Common stock repurchased under Stock Repurchase Program			(28,335)		(231)	—	(231)
Net decrease for the three month period ended September 30, 2022	—	—	(22,806)	—	(185)	(13,453)	(13,638)
Balances at September 30, 2022	—	$—	13,406,971	$134	$185,010	$(3,070)	$182,074

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2022	—	$—	13,398,078	$134	$184,841	$(4,552)	$180,423
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	15,463	15,463
Net realized loss on investments, net of taxes	—	—	—	—	—	(10,295)	(10,295)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(1,312)	(1,312)
Loss on extinguishment of debt	—	—	—	—	—	(213)	(213)
Dividends declared	—	—	—	—	—	(13,398)	(13,398)
Net decrease for the nine month period ended September 30, 2023	—	—	—	—	—	(9,755)	(9,755)
Balances at September 30, 2023	—	$—	13,398,078	$134	$184,841	$(14,307)	$170,668

Balances at June 30, 2023	—	$—	13,398,078	$134	$184,841	$(11,553)	$173,422
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	5,390	5,390
Income tax benefit on net realized investment gains	—	—	—	—	—	117	117
Loss on extinguishment of debt	—	—	—	—	—	(194)	(194)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(3,512)	(3,512)
Dividends declared	—	—	—	—	—	(4,555)	(4,555)
Net decrease for the three month period ended September 30, 2023	—	—	—	—	—	(2,754)	(2,754)
Balances at September 30, 2023	—	$—	13,398,078	$134	$184,841	$(14,307)	$170,668

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,643	$(10,021)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	10,241	868
Income tax (benefit) expense on net realized investment gains	54	(365)
Loss on extinguishment of debt	213	144
Net unrealized depreciation on investments, net of taxes	1,312	22,999
Amortization of Net Loan Fees	(1,238)	(1,334)
Amendment fees collected	166	206
Payment-in-kind interest and dividend income	(1,491)	(650)
Accretion of interest income on Structured Finance Securities	(8,534)	(7,647)
Amortization of debt issuance costs	1,153	1,154
Amortization of intangible asset	306	307
Purchase and origination of portfolio investments	(34,721)	(144,894)
Proceeds from principal payments on portfolio investments	48,207	75,218
Proceeds from sale or redemption of portfolio investments	18,803	31,060
Proceeds from distributions received from portfolio investments	10,610	14,261
Changes in operating assets and liabilities:
Interest receivable	423	(354)
Interest payable	(1,957)	(1,673)
Payable to adviser and affiliates	(112)	(2,431)
Receivable for investment sold	—	11,325
Payable for investments purchased	—	(8,788)
Other assets and liabilities	(75)	(610)
Net cash provided by (used in) operating activities	47,003	(21,225)

Cash flows from financing activities
Distributions paid to stockholders	(13,398)	(11,418)
Borrowings under revolving lines of credit	24,650	58,650
Repayments under revolving lines of credit	(38,250)	(35,750)
Repayments of SBA debentures	(19,000)	(19,000)
Payment of deferred financing costs	—	(1,022)
Repurchases of common stock under Stock Repurchase Program	—	(231)
Net cash used in financing activities	(45,998)	(8,771)
Net increase (decrease) in cash	1,005	(29,996)
Cash at beginning of period	14,937	43,048
Cash at end of period	$15,942	$13,052

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,602	$12,742
Reinvestment of distributions to stockholders	—	128
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
Senior Secured Loan		11.43%	SOFR+	6.00%	1/28/2022	11/16/2027	$8,840	$8,793	$8,532	4.8%

Advantage Sales & Marketing Inc. (F/K/A Karman Buyer Corp) (14) (15)	Advertising Agencies
Senior Secured Loan		10.04%	SOFR+	4.50%	3/2/2022	10/28/2027	2,266	2,242	2,190	1.3

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
Senior Secured Loan		11.75%	SOFR+	6.25%	7/22/2022	7/22/2027	1,985	1,951	1,970	1.2
Senior Secured Loan		11.77%	SOFR+	6.25%	7/31/2023	7/22/2027	46	45	46	—
							2,031	1,996	2,016	1.2
Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
Senior Secured Loan		11.04%	SOFR+	5.50%	3/2/2021	2/10/2027	3,739	3,735	3,347	2.0

All Star Auto Lights, Inc. (4) (15) (21)	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		10.94%	SOFR+	5.50%	12/19/2019	8/20/2025	22,920	22,753	22,918	13.4
Senior Secured Loan		10.94%	SOFR+	5.50%	8/4/2022	8/20/2025	4,938	4,876	4,938	2.9
							27,858	27,629	27,856	16.3
Astro One Acquisition Corporation (6)	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		14.23%	L+	8.50%	1/31/2022	9/14/2029	3,000	2,704	385	0.2

Avison Young (6) (22)	Nonresidential Property Managers
Senior Secured Loan (15)		12.15%	SOFR+	6.50%	11/25/2021	1/31/2026	3,925	3,903	2,060	1.2
Senior Secured Loan		12.65%	SOFR+	7.00%	8/19/2022	1/31/2026	794	757	417	0.2
							4,719	4,660	2,477	1.4
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		14.15%	SOFR+	8.50%	6/10/2021	6/11/2028	4,962	4,912	4,917	2.9
Senior Secured Loan (Delayed Draw)		14.15%	SOFR+	8.50%	6/10/2021	6/11/2028	3,988	3,946	3,952	2.3
							8,950	8,858	8,869	5.2
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		12.68%	SOFR+	7.25%	2/2/2022	6/8/2029	1,667	1,644	1,464	0.9

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw) (15)		12.14%	SOFR+	6.50%	2/25/2022	2/25/2027	$11,044	$10,937	$10,636	6.2%
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(10)	(48)	—
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	937	0.5
Preferred Equity (3,446 Class A Units) 12.0% cash / 2.0% PIK					3/3/2023			345	344	0.2
							11,044	12,562	11,869	6.9
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	37	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		12.18%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,859	5,897	3.5

Creation Technologies (15) (22)	Bare Printed Circuit Board Manufacturing
Senior Secured Loan		11.03%	SOFR+	5.50%	9/24/2021	10/5/2028	1,975	1,964	1,866	1.1

Diamond Sports Group, LLC (6) (14) (15)	Television Broadcasting
Senior Secured Loan		15.43%	SOFR+	10.00%	3/9/2022	5/25/2026	253	248	132	0.1
Senior Secured Loan (10)		10.68%	SOFR+	5.25%	11/19/2019	8/24/2026	1,935	1,935	46	—
							2,188	2,183	178	0.1
East West Manufacturing (15)	Fluid Power Pump and Motor Manufacturing
Senior Secured Loan		11.12%	SOFR+	5.75%	2/11/2022	12/22/2028	1,935	1,920	1,850	1.1

Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		14.02%	SOFR+	8.50%	4/8/2021	6/26/2026	3,679	3,429	3,603	2.1

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4) (19)	Electrical Contractors and Other Wiring Installation Contractors
Senior Secured Loan		7.50%	N/A		6/30/2017	12/31/2025	6,311	6,312	6,311	3.7
Senior Secured Loan (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	7,650	6,584	3,528	2.1
Senior Secured Loan (Revolver) (5)		n/m (18)	N/A		11/29/2021	12/31/2025	—	—	—	—
Equity Participation Rights (10) (17)					12/31/2021			4,722	—	—
							13,961	17,618	9,839	5.8

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Excelin Home Health, LLC (4) (6)	Home Health Care Services
Senior Secured Loan		15.15% cash / 2.25% PIK	SOFR+	9.50%	10/25/2018	9/30/2025	$4,339	$4,231	$3,443	2.0%

GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
Senior Secured Loan		10.27%	SOFR+	4.75%	3/26/2021	8/31/2027	2,924	2,923	1,955	1.1

Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (15)	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		12.24%	SOFR+	6.75%	7/20/2022	8/1/2029	5,940	5,643	5,957	3.5

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (15)		11.29%	SOFR+	5.75%	10/15/2021	10/15/2027	6,483	6,396	6,483	3.8
Senior Secured Loan (Delayed Draw) (15)		11.29%	SOFR+	5.75%	10/15/2021	10/15/2027	4,099	4,035	4,099	2.4
Senior Secured Loan (Revolver) (5)		13.25%	Prime+	4.75%	10/15/2021	10/15/2027	95	85	95	0.1
Senior Secured Loan (Delayed Draw) (5) (15)		11.54%	SOFR+	6.00%	3/31/2023	10/15/2027	1,889	1,871	1,889	1.1
							12,566	12,387	12,566	7.4
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		12.12%	SOFR+	6.75%	1/27/2022	3/2/2029	4,000	4,000	4,000	2.3

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		12.59% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	14,868	14,754	14,868	8.7
Senior Secured Loan (Revolver)		12.59% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	2,344	2,302	2,344	1.4
							17,212	17,056	17,212	10.1
Ivanti Software, Inc. (14) (15)	Software Publishers
Senior Secured Loan		9.76%	SOFR+	4.25%	3/26/2021	12/1/2027	2,940	2,948	2,552	1.5

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
Senior Secured Loan		11.13%	SOFR+	5.50%	1/14/2021	11/20/2027	4,700	4,501	3,608	2.1

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Kreg LLC	Other Ambulatory Health Care Services
Senior Secured Loan (15) (11)		9.79% cash / 2.50% PIK	SOFR+	4.25%	12/20/2021	12/20/2026	$17,032	$16,951	$15,826	9.3%
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	6.25%	12/20/2021	12/20/2026	—	(6)	(95)	(0.1)
							17,032	16,945	15,731	9.2
Metasource (15)	All Other Business Support Services
Senior Secured Loan		11.68% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,758	2,734	2,598	1.5
Senior Secured Loan (Delayed Draw) (5)		n/m (18)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(5)	(69)	—
							2,758	2,729	2,529	1.5
One GI LLC	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw) (15)		12.17%	SOFR+	6.75%	12/13/2021	12/22/2025	7,451	7,368	7,008	4.1
Senior Secured Loan (Delayed Draw) (5) (15)		12.17%	SOFR+	6.75%	12/13/2021	12/22/2025	3,926	3,876	3,692	2.2
Senior Secured Loan (Revolver)		12.17%	SOFR+	6.75%	12/13/2021	12/22/2025	1,444	1,428	1,359	0.8
							12,821	12,672	12,059	7.1
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
Senior Secured Loan		5.50%	N/A		3/13/2018	12/31/2025	16,648	14,113	6,588	3.9

PM Acquisition LLC (10) (20)	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			499	620	0.4

Reception Purchaser LLC (15)	Transportation and Warehousing
Senior Secured Loan		11.54%	SOFR+	6.00%	4/28/2022	3/24/2028	2,529	2,500	2,381	1.4

Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		10.18%	SOFR+	4.75%	4/16/2021	4/27/2028	1,715	1,709	1,478	0.9
Senior Secured Loan		13.18%	SOFR+	7.75%	4/16/2021	4/27/2029	4,450	4,405	3,464	2.0
							6,165	6,114	4,942	2.9
RPLF Holdings, LLC (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018		—	—	1,189	0.7

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
Senior Secured Loan (11)		13.90% cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	$3,264	$3,154	$2,995	1.8%
Senior Secured Loan (Delayed Draw)		13.90% cash / 0.50% PIK	SOFR+	8.25%	8/31/2021	8/31/2026	1,200	1,189	1,101	0.6
Warrants (warrants to purchase up to $218,000 in common stock) (10)					8/31/2021	8/14/2028 (12)		200	45	—
							4,464	4,543	4,141	2.4
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	157	0.1

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		8.92%	SOFR+	3.50%	3/25/2021	4/3/2028	1,808	1,795	1,533	0.9

Spear Education Holdings, LLC (15)	Professional and Management Development Training
Senior Secured Loan		13.04%	SOFR+	7.50%	2/10/2023	12/15/2027	1,489	1,456	1,472	0.9

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,) (15)	Child Day Care Services
Senior Secured Loan		13.68%	SOFR+	8.25%	7/26/2018	7/30/2026	6,399	6,403	6,399	3.7

SSJA Bariatric Management LLC (15)	Offices of Physicians and Mental Health Specialists
Senior Secured Loan		10.79%	SOFR+	5.25%	8/26/2019	8/26/2024	9,601	9,584	9,578	5.6
Senior Secured Loan		10.79%	SOFR+	5.25%	12/31/2020	8/26/2024	1,037	1,035	1,035	0.6
Senior Secured Loan		10.79%	SOFR+	5.25%	12/8/2021	8/26/2024	2,613	2,605	2,607	1.5
Senior Secured Loan (Revolver) (5)		10.79%	SOFR+	5.25%	8/26/2019	8/26/2024	200	199	199	0.1
							13,451	13,421	13,419	7.8
SS Acquisition, LLC (15)	Sports and Recreation Instruction
Senior Secured Loan (8)		12.27%	SOFR+	6.76%	12/30/2021	12/30/2026	3,042	3,022	3,042	1.8
Senior Secured Loan (Delayed Draw)		13.03%	SOFR+	7.59%	12/30/2021	12/30/2026	1,460	1,449	1,460	0.9
							4,502	4,471	4,502	2.7
Staples, Inc. (14) (15) (22)	Business to Business Electronic Markets
Senior Secured Loan		10.63%	L+	5.00%	6/24/2019	4/16/2026	2,877	2,845	2,475	1.5

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		13.42%	SOFR+	8.00%	5/15/2018	4/30/2026	$9,073	$9,072	$9,073	5.3%

The Escape Game, LLC (4)	Other Amusement and Recreation Industries
Senior Secured Loan (15)		12.42%	SOFR+	7.00%	12/21/2021	12/22/2024	21,000	20,932	21,210	12.4
Senior Secured Loan (Revolver) (5)		12.42%	SOFR+	7.00%	12/21/2021	12/22/2024	2,800	2,781	2,800	1.6
							23,800	23,713	24,010	14.0
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan (15)		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	15,386	15,343	14,495	8.5
Senior Secured Loan (Revolver) (5)		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	592	584	443	0.3
							15,978	15,927	14,938	8.8
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		14.13%	SOFR+	8.50%	5/13/2021	11/2/2028	4,500	4,596	4,410	2.6

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			9	20	—

Wellful Inc. (F/K/A KNS Acquisition Corp.) (14) (15)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		11.68%	SOFR+	6.25%	4/16/2021	4/21/2027	6,650	6,622	6,337	3.7

Total Debt and Equity Investments - Non-control/Non-affiliate Investments							$311,355	$313,293	$282,493	165.4%

Structured Finance Securities (22)
Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		21.91%			11/16/2020	10/20/2031	$11,080	$10,251	$7,608	4.5%

Apex Credit CLO 2021 Ltd (7) (9)
Subordinated Notes		19.97%			5/28/2021	7/18/2034	8,630	7,080	5,781	3.4

Apex Credit CLO 2022-1A (7) (9)
Subordinated Notes		16.16%			4/28/2022	4/22/2033	10,726	8,862	7,145	4.2

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Ares L CLO
Mezzanine Debt - Class E		11.07%	SOFR+	5.50%	2/17/2022	1/15/2032	$6,000	$5,811	$5,488	3.2%

Barings CLO 2019-I Ltd.
Mezzanine Debt - Class E		12.43%	SOFR+	6.86%	2/23/2022	4/15/2035	8,000	7,913	7,726	4.5

Battalion CLO XI, Ltd.
Mezzanine Debt - Class E		12.46%	SOFR+	6.85%	4/25/2022	4/24/2034	6,000	5,902	5,650	3.3

Brightwood Capital MM CLO 2023-1A, Ltd.
Mezzanine Debt - Class D		11.85%	SOFR+	6.46%	9/28/2023	10/15/2035	915	887	887	0.5
Mezzanine Debt - Class E		15.75%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,920	1,920	1.1
Subordinated Notes (7) (9)		14.56%			9/28/2023	10/15/2035	5,494	4,840	4,840	2.8
							8,542	7,647	7,647	4.4
Dryden 53 CLO, Ltd. (7) (9)
Subordinated Notes - Income		12.54%			10/26/2020	1/15/2031	2,700	1,393	698	0.4
Subordinated Notes		14.56%			10/26/2020	1/15/2031	2,159	1,087	558	0.3
							4,859	2,480	1,256	0.7
Dryden 76 CLO, Ltd. (7) (9)
Subordinated Notes		17.88%			9/27/2019	10/20/2032	2,750	2,339	1,837	1.1

Elevation CLO 2017-7, Ltd. (7) (9) (10) (16)
Subordinated Notes		0.00%			2/6/2019	7/15/2030	5,438	1,300	97	0.1

Flatiron CLO 18, Ltd. (7) (9)
Subordinated Notes		10.36%			1/2/2019	4/17/2031	9,680	6,586	5,234	3.1

Madison Park Funding XXIII, Ltd. (7) (9)
Subordinated Notes		24.20%			1/8/2020	7/27/2047	10,000	5,816	5,168	3.0

Madison Park Funding XXIX, Ltd. (7) (9)
Subordinated Notes		20.70%			12/22/2020	10/18/2047	9,500	6,139	5,820	3.4

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		14.13%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	957	936	0.5

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Octagon Investment Partners 39, Ltd. (7) (9)
Subordinated Notes		10.72%			1/23/2020	10/20/2030	$7,000	$4,186	$2,369	1.4%

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine Debt - Class E		12.89%	SOFR+	7.30%	1/26/2021	1/20/2034	1,000	981	976	0.6

Redding Ridge 4 (7) (9)
Subordinated Notes		9.47%			3/4/2021	4/15/2030	1,300	959	567	0.3

Regatta II Funding
Mezzanine Debt - Class DR2		12.52%	SOFR+	6.95%	6/5/2020	1/15/2029	800	800	771	0.5

Regatta XXII Funding Ltd
Mezzanine Debt - Class E		12.52%	SOFR+	7.19%	5/6/2022	7/20/2035	3,000	2,973	3,055	1.8

THL Credit Wind River 2019‐3 CLO Ltd (7) (9)
Subordinated Notes		10.40%			4/5/2019	4/15/2031	7,000	5,053	3,206	1.9

Trinitas CLO VIII (7) (9)
Subordinated Notes		10.59%			3/4/2021	7/20/2117	5,200	3,040	1,692	1.0

Venture 45 CLO Ltd.
Mezzanine Debt - Class E		13.03%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,939	2,900	1.7

Wellfleet CLO 2018-2 (7) (9)
Subordinated Notes		8.56%			3/4/2021	10/20/2031	1,000	650	359	0.2

Total Structured Finance Securities							$131,505	$100,665	$83,289	48.8%

Total Non-control/Non-affiliate Investments							$442,860	$413,958	$365,782	214.2%

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Affiliate Investments
Contract Datascan Holdings, Inc. (4) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares), 10% PIK				8/5/2015			$7,049	$8,748	5.1%
Common Equity (11,273 shares) (10)				6/28/2016			104	1,969	1.2
							7,153	10,717	6.3
DRS Imaging Services, LLC (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)				3/8/2018			1,135	358	0.2

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00% PIK	N/A	4/17/2015	5/25/2024	9,442	4,680	100	0.1
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						9,442	8,163	100	0.1
Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	77,105	45.2

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	648	0.4

TRS Services, LLC (4) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			70	2,537	1.5
Common Equity (3,000,000 units) (10)				12/10/2014			572	—	—
							642	2,537	1.5

Total Affiliate Investments						$9,442	$18,905	$91,465	53.7%

Total Investments						$452,302	$432,863	$457,247	267.9%
(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2023
(Dollar amounts in thousands)

(2)As of September 30, 2023, the Company held loans with an aggregate fair value of $262,717, or 94% of the total loan portfolio, that bear interest at a variable rate indexed to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of September 30, 2023. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of September 30, 2023, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2023:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	12.27%	11.75%	0.52%
SS Acquisition, LLC (Delayed Draw)	13.03%	11.75%	1.28%
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
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2023:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	Senior Secured Loan	0% to 2.00%	12.59% to 14.59%	2.00%
Inergex Holdings, LLC	Senior Secured - Revolver	0% to 2.00%	12.59% to 14.59%	2.00%
Kreg, LLC	Senior Secured Loan	0% to 2.00%	10.29% to 12.29%	2.50%
Master Cutlery, LLC	Subordinated Loan	0% to 13.00%	0% to 13.00%	13.00%
RumbleOn, Inc.	Senior Secured Loan	0% to 0.50%	13.90% to 14.40%	0.50%
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
(16)As of September 30, 2023, the investment has been optionally redeemed and is in the process of liquidating. Remaining residual distributions are anticipated to be recognized as a return of capital.
(17)Equity participation rights issued by an unaffiliated third party fully covered with underlying positions in the portfolio company.
(18)Not meaningful as there is no outstanding balance on the revolver or delayed draw facility. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company holds at least one seat on the portfolio company’s board of directors.
(20)The Company has an observer seat on the portfolio company’s board of directors.
(21)Portfolio company represents greater than 5% of total assets as of September 30, 2023.
(22)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of September 30, 2023, approximately 80% of the Company's assets were qualifying assets.
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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

RSA Security (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan (14)		9.11%	L+	4.75%	4/16/2021	4/27/2028	$2,769	$2,756	$1,931	1.1%
Senior Secured Loan		12.11%	L+	7.75%	4/16/2021	4/27/2029	4,450	4,400	3,350	1.9
							7,219	7,156	5,281	3.0
RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
Senior Secured Loan		12.98%	L+	8.25%	8/31/2021	8/31/2026	3,985	3,817	3,617	2.0
Senior Secured Loan (Delayed Draw) (5)		12.98%	L+	8.25%	8/31/2021	8/31/2026	1,202	1,186	1,042	0.6
Warrants (warrants to purchase up to $600,000 in common stock)					8/31/2021	7/25/2023 (12)		200	—	—
							5,187	5,203	4,659	2.6
Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (1,603 Series B units)					9/4/2020			160	80	—

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
Senior Secured Loan		7.89%	L+	3.50%	3/25/2021	4/3/2028	1,822	1,807	1,566	0.9

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.) (15)	Child Day Care Services
Senior Secured Loan		12.98%	L+	8.25%	7/26/2018	7/30/2026	6,399	6,375	6,182	3.4

SSJA Bariatric Management LLC (15)	Offices of Physicians and Mental Health Specialists
Senior Secured Loan		9.98%	SOFR+	5.25%	8/26/2019	8/26/2024	9,675	9,643	9,513	5.3
Senior Secured Loan		9.98%	SOFR+	5.25%	12/31/2020	8/26/2024	1,045	1,041	1,028	0.6
Senior Secured Loan		9.98%	SOFR+	5.25%	12/8/2021	8/26/2024	2,633	2,617	2,589	1.4
Senior Secured Loan (Revolver) (5)		n/m (18)	SOFR+	5.25%	8/26/2019	8/26/2024	—	(2)	(11)	—
							13,353	13,299	13,119	7.3
SS Acquisition, LLC (15)	Sports and Recreation Instruction
Senior Secured Loan (8)		11.10%	SOFR+	6.85%	12/30/2021	12/30/2026	3,042	3,017	2,988	1.7
Senior Secured Loan (Delayed Draw) (5)		11.84%	SOFR+	7.59%	12/30/2021	12/30/2026	1,217	1,205	1,184	0.7
							4,259	4,222	4,172	2.4

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Yahoo / Verizon Media (14) (15)	Internet Publishing and Broadcasting and Web Search Portals
Senior Secured Loan		9.88%	L+	5.50%	7/21/2021	9/1/2027	$3,127	$3,100	$2,843	1.6%

Total Debt and Equity Investments							$342,699	$344,143	$314,253	174.2%

Structured Finance Securities (22)
Apex Credit CLO 2020 (9) (16)
Subordinated Notes		19.26%			11/16/2020	10/20/2031	$11,080	$9,915	$7,996	4.4%

Apex Credit CLO 2021 Ltd (9) (16)
Subordinated Notes		18.54%			5/28/2021	7/18/2034	8,630	7,198	6,141	3.4

Apex Credit CLO 2022-1A (9) (16)
Subordinated Notes		16.48%			4/28/2022	4/22/2033	10,726	8,389	8,611	4.8

Ares L CLO
Mezzanine Debt - Class E		9.73%	L+	5.65%	2/17/2022	1/15/2032	6,000	5,749	5,272	2.9

Barings CLO 2019-I Ltd.
Mezzanine Debt - Class E		10.94%	L+	6.86%	2/23/2022	4/15/2035	8,000	7,899	7,308	4.1

Battalion CLO XI, Ltd.
Mezzanine Debt - Class E		11.17%	L+	6.85%	4/24/2022	4/24/2034	6,000	5,855	5,445	3.0

Brightwood Capital MM CLO 2022-1, LTD (17)
Loan accumulation facility		14.50%			1/5/2022	12/31/2032	8,500	8,500	8,299	4.6

Dryden 53 CLO, LTD. (9) (16)
Subordinated Notes - Income		23.00%			10/26/2020	1/15/2031	2,700	1,499	1,029	0.5
Subordinated Notes		22.97%			10/26/2020	1/15/2031	2,159	1,199	823	0.5
							4,859	2,698	1,852	1.0

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
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
the year, the Company exceeds the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. If borrowers completely fail to perform according to the terms of the contracts, the amount of loss due to credit risk from the Company’s investments is equal to the sum of the Company’s recorded investments and the unfunded commitments disclosed in Note 6.
Cash: The Company’s cash balances are maintained with a member bank of the FDIC, and at times, such balances exceed the FDIC insurance limit. The Company does not believe its cash balances are exposed to any significant credit risk. Cash balances are held in US Bank N.A. and Citibank N.A. money market deposit accounts. In addition, the Company’s use of cash held by SBIC I LP and OFSCC-FS is limited by SBA regulation and the terms and conditions of the BNP Facility, respectively, including but not limited to, payment of interest expense and principal on the outstanding borrowings.
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through September 30, 2023, the Company has not made a Capital Gains Fee payment.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of September 30, 2023 and December 31, 2022, there were no accrued Capital Gains Fees.
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
Equity Ownership: As of September 30, 2023, affiliates of OFS Advisor held approximately 3,020,992 shares of common stock, which is approximately 22.5% of the Company’s outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and nine months ended September 30, 2023 and 2022 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fee	$1,796	$1,986	$5,573	$6,062
Incentive fees:
Income Incentive Fee	1,348	1,093	3,866	1,093
Capital Gains Fee(1)	—	—	—	(1,916)
Administration fee	380	435	1,302	1,309
Distributions paid to affiliates	1,027	876	3,021	2,597
(1) For the nine months ended September 30, 2022, the negative Capital Gains Fee represents the reversal of a previously accrued Capital Gains Fee resulting from the reduction in net unrealized appreciation on the investment portfolio.
Note 4. Investments
As of September 30, 2023, the Company had loans to 43 portfolio companies, of which approximately 99% were senior secured loans and 1% were subordinated loans, at fair value. The Company also had equity investments in 15 portfolio companies and 23 investments in Structured Finance Securities. As of September 30, 2023, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$304,865	70.3%	178.6%	$279,144	61.1%	163.5%
Subordinated debt investments	4,680	1.1	2.7	100	—	0.1
Preferred equity	11,116	2.6	6.5	11,806	2.6	6.9
Common equity, warrants and other(1)	11,537	2.7	6.8	82,908	18.1	48.6
Total Portfolio Company Investments	332,198	76.7	194.6	373,958	81.8	219.1
Structured Finance Securities	100,665	23.3	59.0	83,289	18.2	48.8
Total investments	$432,863	100.0%	253.6%	$457,247	100.0%	267.9%
(1) Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4 — Portfolio Concentration” for additional information.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in US dollars. As of September 30, 2023 and December 31, 2022, the Company’s investment portfolio was domiciled as follows:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$327,538	$371,481	$367,723	$407,851
Canada	4,660	2,477	4,680	4,207
Cayman Islands(1)	93,017	75,641	102,477	88,518
Jersey(1)	7,648	7,648	—	—
Total investments	$432,863	$457,247	$474,880	$500,576
(1) Investments domiciled in the Cayman Islands and Jersey represent Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of September 30, 2023, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$2,729	0.6%	1.6%	$2,529	0.6%	1.5%
Convention and Trade Show Organizers	160	—	0.1	157	—	0.1
Landscaping Services	4,596	1.1	2.7	4,410	1.0	2.6
Security Systems Services (except Locksmiths)	5,859	1.4	3.4	5,897	1.3	3.5
Temporary Help Services	8,793	2.0	5.2	8,532	1.9	5.0
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	23,713	5.5	13.9	24,010	5.3	14.1
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,618	4.1	10.3	9,839	2.2	5.8
New Single-Family Housing Construction (except For-Sale Builders)	1,795	0.4	1.1	1,533	0.3	0.9
Education Services
Professional and Management Development Training	3,051	0.7	1.8	2,120	0.5	1.2
Sports and Recreation Instruction	4,471	1.0	2.6	4,502	1.0	2.6
Health Care and Social Assistance
Child Day Care Services	6,403	1.5	3.8	6,399	1.4	3.7
Home Health Care Services	4,231	1.0	2.5	3,443	0.8	2.0
Medical Laboratories	9	—	—	20	—	—
Offices of Physicians and Mental Health Specialists	13,423	3.1	7.9	13,419	2.9	7.9
Other Ambulatory Health Care Services	16,945	3.9	9.9	15,731	3.4	9.2
Outpatient Mental Health and Substance Abuse Centers	8,858	2.0	5.2	8,869	1.9	5.2
Services for the Elderly and Persons with Disabilities	24,949	5.8	14.5	24,435	5.3	14.1
Information
Cable and Other Subscription Programming	3,735	0.9	2.2	3,347	0.7	2.0
Data Processing, Hosting, and Related Services	4,058	0.9	2.4	2,313	0.5	1.4
Software Publishers	17,061	3.9	10.0	10,329	2.3	6.1
Television Broadcasting	2,183	0.5	1.3	178	—	0.1
Management of Companies and Enterprises
Offices of Other Holding Companies	12,672	2.9	7.4	12,059	2.6	7.1
Manufacturing
Bare Printed Circuit Board Manufacturing	1,964	0.5	1.2	1,866	0.4	1.1
Current-Carrying Wiring Device Manufacturing	3,429	0.8	2.0	3,603	0.8	2.1
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.3	—	—	—

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Fluid Power Pump and Motor Manufacturing	$1,920	0.4%	1.1%	$1,850	0.4%	1.1%
Ice Cream and Frozen Dessert Manufacturing	1,644	0.4	1.0	1,464	0.3	0.9
Motorcycle, Bicycle, and Parts Manufacturing	15,927	3.7	9.3	14,938	3.3	8.8
Other Industrial Machinery Manufacturing	4,543	1.0	2.6	4,141	0.9	2.3
Pharmaceutical Preparation Manufacturing	217	0.1	0.1	77,105	16.9	45.2
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	642	0.1	0.4	2,537	0.6	1.5
Professional, Scientific, and Technical Services
Advertising Agencies	2,242	0.5	1.3	2,190	0.5	1.3
Computer Systems Design Services	1,996	0.5	1.2	2,016	0.4	1.2
Other Computer Related Services	17,056	3.9	10.0	17,212	3.8	10.1
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.4	37	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	4,660	1.1	2.7	2,477	0.5	1.5
Office Machinery and Equipment Rental and Leasing	7,153	1.7	4.2	10,717	2.3	6.3
Retail Trade
Electronic Shopping and Mail-Order Houses	6,622	1.5	3.9	6,337	1.4	3.7
Supermarkets and Other Grocery (except Convenience) Stores	5,643	1.3	3.3	5,957	1.3	3.5
All Other General Merchandise Stores	499	0.1	0.3	620	0.1	0.4
Transportation and Warehousing
Transportation and Warehousing	2,500	0.6	1.5	2,381	0.5	1.4
Wholesale Trade
Business to Business Electronic Markets	2,845	0.7	1.7	2,475	0.5	1.5
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	10,114	2.3	5.8	8,942	2.0	5.1
Drugs and Druggists' Sundries Merchant Wholesalers	4,501	1.0	2.6	3,608	0.8	2.1
Industrial Machinery and Equipment Merchant Wholesalers	9,072	2.1	5.3	9,073	2.0	5.3
Motor Vehicle Parts (Used) Merchant Wholesalers	27,629	6.4	16.2	27,856	6.1	16.3
Other Miscellaneous Nondurable Goods Merchant Wholesalers	2,704	0.6	1.6	385	0.1	0.2
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,163	1.9	4.8	100	—	0.1
Total Portfolio Company Investments	$332,198	76.7%	194.6%	$373,958	81.8%	219.1%
Structured Finance Securities	100,665	23.3	59.0	83,289	18.2	48.8
Total investments	$432,863	100.0%	253.6%	$457,247	100.0%	267.9%

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of December 31, 2022, the Company had loans to 52 portfolio companies, of which 99.6% were senior secured loans and 0.4% were subordinated loans, at fair value. The Company also held equity investments in 16 portfolio companies and 23 investments in Structured Finance Securities. At December 31, 2022, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$335,558	70.7%	186.0%	$311,636	62.3%	172.7%
Subordinated debt investments	13,890	2.9	7.7	1,226	0.2	0.7
Preferred equity	9,966	2.1	5.5	8,196	1.6	4.5
Common equity, warrants and other	12,989	2.7	7.2	91,000	18.2	50.4
Total debt and equity investments	$372,403	78.4%	206.4%	$412,058	82.3%	228.3%
Structured Finance Securities	102,477	21.6	56.8	88,518	17.7	49.1
Total	$474,880	100.0%	263.2%	$500,576	100.0%	277.4%
As of December 31, 2022, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$2,745	0.6%	1.5%	$2,511	0.5%	1.4%
Convention and Trade Show Organizers	160	—	0.1	80	—	—
Hazardous Waste Treatment and Disposal	1,765	0.4	1.0	1,652	0.3	0.9
Landscaping Services	4,611	1.0	2.6	4,226	0.8	2.3
Security Systems Services (except Locksmiths)	5,849	1.2	3.2	5,767	1.2	3.2
Temporary Help Services	8,854	1.9	4.9	8,821	1.8	4.9
Arts, Entertainment, and Recreation
Other Amusement and Recreation Industries	16,303	3.4	9.0	16,497	3.3	9.1
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,666	3.7	9.8	9,247	1.8	5.1
New Single-Family Housing Construction (except For-Sale Builders)	1,807	0.4	1.0	1,566	0.3	0.9
Education Services
Professional and Management Development Training	1,595	0.3	0.9	953	0.2	0.5
Sports and Recreation Instruction	4,222	0.9	2.3	4,172	0.8	2.3
Health Care and Social Assistance
Child Day Care Services	6,375	1.3	3.5	6,182	1.2	3.4
Home Health Care Services	4,210	0.9	2.3	3,987	0.8	2.2
Medical Laboratories	17	—	—	35	—	—
Offices of Physicians and Mental Health Specialists	13,299	2.8	7.4	13,119	2.6	7.3
Other Ambulatory Health Care Services	16,444	3.5	9.1	15,604	3.1	8.6
Outpatient Mental Health and Substance Abuse Centers	8,787	1.9	4.9	8,675	1.7	4.8
Services for the Elderly and Persons with Disabilities	18,977	4.0	10.5	18,427	3.7	10.2
Information
Cable and Other Subscription Programming	3,763	0.8	2.1	3,103	0.6	1.7

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Data Processing, Hosting, and Related Services	$4,080	0.9%	2.3%	$3,477	0.7%	1.9%
Directory and Mailing List Publishers	3,910	0.8	2.2	3,930	0.8	2.2
Internet Publishing and Broadcasting and Web Search Portals	3,100	0.7	1.7	2,843	0.6	1.6
Software Publishers	17,577	3.7	9.7	9,629	1.9	5.3
Television Broadcasting	2,182	0.5	1.2	488	0.1	0.3
Management of Companies and Enterprises
Offices of Other Holding Companies	11,240	2.4	6.2	10,646	2.1	5.9
Manufacturing
Bare Printed Circuit Board Manufacturing	1,977	0.4	1.1	1,854	0.4	1.0
Current-Carrying Wiring Device Manufacturing	3,360	0.7	1.9	3,468	0.7	1.9
Fluid Power Pump and Motor Manufacturing	1,931	0.4	1.1	1,862	0.4	1.0
Ice Cream and Frozen Dessert Manufacturing	1,641	0.3	0.9	1,540	0.3	0.9
Motorcycle, Bicycle, and Parts Manufacturing	15,873	3.3	8.8	15,942	3.2	8.8
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.3	—	—	—
Other Industrial Machinery Manufacturing	5,203	1.1	2.9	4,660	0.9	2.6
Pharmaceutical Preparation Manufacturing	217	—	0.1	85,456	17.1	47.4
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	572	0.1	0.3	1,890	0.4	1.0
Communication Equipment Repair and Maintenance	1,766	0.4	1.0	1,572	0.3	0.9
Other Automotive Mechanical and Electrical Repair and Maintenance	1,083	0.2	0.6	1,064	0.2	0.6
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	27,621	5.8	15.3	27,148	5.4	15.0
Advertising Agencies	2,256	0.5	1.3	1,898	0.4	1.1
Computer Systems Design Services	1,959	0.4	1.1	1,943	0.4	1.1
Other Computer Related Services	14,595	3.1	8.1	14,868	3.0	8.2
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.1	0.4	32	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	4,680	1.0	2.6	4,207	0.8	2.3
Office Machinery and Equipment Rental and Leasing	6,418	1.4	3.6	6,713	1.3	3.7
Retail Trade
Electronic Shopping and Mail-Order Houses	6,747	1.4	3.7	6,515	1.3	3.6
Electronics and Appliance Stores	8,037	1.7	4.5	8,102	1.6	4.5
Shoe Store	10,160	2.1	5.6	1,104	0.2	0.6
Supermarkets and Other Grocery (except Convenience) Stores	5,647	1.2	3.1	5,532	1.1	3.1

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
All Other General Merchandise Stores	$499	0.1%	0.3%	$967	0.2%	0.5%
Transportation and Warehousing
Transportation and Warehousing	2,514	0.5	1.4	2,501	0.5	1.4
Wholesale Trade
Business to Business Electronic Markets	2,858	0.6	1.6	2,689	0.5	1.5
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	11,156	2.3	6.2	9,013	1.8	5.0
Drugs and Druggists' Sundries Merchant Wholesalers	5,227	1.1	2.9	4,622	0.9	2.6
Industrial Machinery and Equipment Merchant Wholesalers	9,071	1.9	5.0	9,073	1.8	5.0
Motor Vehicle Parts (Used) Merchant Wholesalers	27,751	5.8	15.4	27,821	5.6	15.4
Other Miscellaneous Nondurable Goods Merchant Wholesalers	2,680	0.6	1.5	2,246	0.4	1.2
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,163	1.7	4.4	122	—	0.1
Total debt and equity investments	$372,403	78.4%	206.4%	412,058	82.3%	228.3%
Structured Finance Securities	102,477	21.6	56.8	88,518	17.7	49.1
Total investments	$474,880	100.0%	263.2%	500,576	100.0%	277.4%
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. For the three months ended September 30, 2023, loans with an aggregate amortized cost and fair value of $11,843 and $6,436, respectively, were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of September 30, 2023 was $39,155 and $16,698, respectively, and as of December 31, 2022 was $36,522 and $11,225, respectively.
Portfolio Concentration: As of September 30, 2023, the Company’s common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 16.9% and 45.2% of its total portfolio at fair value and its total net assets, respectively.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Transfers from Level 2 to Level 3	$—	$—	$—	$3,252
Transfers from Level 3 to Level 2	5,957	6,403	7,491	6,403
Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from rising interest rates and elevated inflation rates, the ongoing war between Russia and Ukraine, the current conflict in Israel, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

Security	Level 1	Level 2	Level 3	Fair Value as of September 30, 2023
Debt investments	$—	$21,666	$257,578	$279,244
Equity investments	—	—	94,714	94,714
Structured Finance Securities	—	—	83,289	83,289
	$—	$21,666	$435,581	$457,247

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2022
Debt investments	$—	$30,823	$282,039	$312,862
Equity investments	—	—	99,196	99,196
Structured Finance Securities	—	—	88,518	88,518
	$—	$30,823	$469,753	$500,576

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables provides the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of September 30, 2023 and December 31, 2022. The Company may make changes to the valuation techniques, among techniques otherwise commonly used in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets.

	Fair Value as of September 30, 2023	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$234,746	Discounted cash flow	Discount rates	10.32% - 21.66% (13.18%)
Senior secured	2,477	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Senior secured	20,255	Market approach	Revenue multiples	0.40x - 1.40x (0.59x)
Subordinated	100	Market approach	Revenue multiples	0.23x - 0.23x (0.23x)

Structured Finance Securities:
Subordinated notes(1)	48,043	Discounted cash flow	Discount rates	16.00% - 58.00% (32.24%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Subordinated notes	97	Market approach	Net asset value liquidation(2)
Subordinated notes	4,840	Market approach	Transaction Price
Mezzanine debt	27,502	Discounted cash flow	Discount margin	6.85% - 10.25% (8.04%)
			Constant default rate	2.00% - 3.00% (2.03%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	2,807	Market approach	Transaction Price

Equity investments:
Preferred equity	11,462	Market approach	EBITDA multiples	4.58x - 7.50x (6.84x)
Preferred equity	344	Discounted cash flow	Discount rates	13.26% - 13.26% (13.26%)
Common equity, warrants and other	5,445	Market approach	EBITDA multiples	4.58x - 16.50x (9.55x)
Common equity, warrants and other	77,105	Discounted cash flow	Discount rates	10.75% - 10.75% (10.75%)
		Market approach	EBITDA multiples	12.50x - 12.50x (12.50x)
Common equity, warrants and other	358	Market approach	Revenue multiples	0.40x - 0.70x (0.70x)
	$435,581
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30, 2023
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$280,813	$1,226	$8,196	$91,000	$88,518	$469,753
Net realized loss on investments	(140)	(9,210)	—	(6,642)	—	(15,992)
Net unrealized appreciation (depreciation) on investments	(3,110)	8,084	2,461	(844)	(3,416)	3,175
Amortization of Net Loan Fees	994	—	—	—	170	1,164
Accretion of interest income on Structured Finance Securities	—	—	—	—	8,534	8,534
Capitalized PIK interest and dividends	687	—	804	—	—	1,491
Amendment fees received	(166)	—	—	—	—	(166)
Purchase and origination of portfolio investments	26,378	—	345	356	7,642	34,721
Proceeds from principal payments on portfolio investments	(37,777)	—	—	—	(8,511)	(46,288)
Sale and redemption of portfolio investments	(2,710)	—	—	—	—	(2,710)
Proceeds from distributions received from portfolio investments	—	—	—	(962)	(9,648)	(10,610)
Transfers out of Level 3	(7,491)	—	—	—	—	(7,491)
Level 3 assets, September 30, 2023	$257,478	$100	$11,806	$82,908	$83,289	$435,581

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2022
	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2021	$261,113	$17,943	$3,765	$83,486	$75,201	$441,508
Net realized loss on investments	(122)	—	(51)	(6)	—	(179)
Net unrealized appreciation (depreciation) on investments	(9,416)	(5,488)	3,558	6,050	(12,600)	(17,896)
Amortization of Net Loan Fees	1,058	6	—	—	186	1,250
Accretion of interest income on Structured Finance Securities	—	—	—	—	7,647	7,647
Capitalized PIK interest and dividends	362	58	230	—	—	650
Amendment fees	(206)	—	—	—	—	(206)
Purchase and origination of portfolio investments	85,066	—	—	1,290	43,198	129,554
Proceeds from principal payments on portfolio investments	(51,060)	(8,245)	—	—	(9,500)	(68,805)
Sale and redemption of portfolio investments	(2,845)	—	—	(3,141)	—	(5,986)
Proceeds from distributions received from portfolio investments	—	—	—	—	(14,261)	(14,261)
Transfers out of Level 3	(6,403)	—	—	—	—	(6,403)
Transfers into Level 3	3,252	—	—	—	—	3,252
Level 3 assets, September 30, 2022	$280,799	$4,274	$7,502	$87,679	$89,871	$470,125
The net unrealized depreciation reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2023 and 2022, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Nine Months Ended September 30,
	2023	2022
Senior secured debt investments	$(4,125)	$(8,941)
Subordinated debt investments	(22)	(5,487)
Preferred equity	2,474	3,507
Common equity, warrants and other	(7,590)	7,657
Structured Finance Securities	(3,622)	(12,553)
Net unrealized depreciation on investments held	$(12,885)	$(15,817)

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
The following table sets forth carrying values and fair values of the Company’s debt as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023		As of December 31, 2022
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	91,100	91,100	104,700	104,700
Unsecured Notes Due February 2026	123,129	113,799	122,547	109,037
Unsecured Notes Due October 2028	53,959	47,850	53,806	47,058
SBA-guaranteed debentures	31,870	30,692	50,697	49,470
Total debt	$300,058	$283,441	$331,750	$310,265
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Description	Level 1(1)	Level 2	Level 3(2)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	91,100	91,100
Unsecured Notes Due February 2026	—	—	113,799	113,799
Unsecured Notes Due October 2028	47,850	—	—	47,850
SBA-guaranteed debentures	—	—	30,692	30,692
Total debt, at fair value	$47,850	$—	$235,591	$283,441

	December 31, 2022
Description	Level 1(1)	Level 2	Level 3(2)	Total
PWB Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	104,700	104,700
Unsecured Notes Due February 2026	—	—	109,037	109,037
Unsecured Notes Due October 2028	47,058	—	—	47,058
SBA-guaranteed debentures	—	—	49,470	49,470
Total debt, at fair value	$47,058	$—	$263,207	$310,265
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 6. Commitments and Contingencies
As of September 30, 2023, the Company has outstanding commitments to fund investments totaling $14,059 under various undrawn revolvers and other credit facilities.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2023.
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
Note 7. Borrowings
SBA Debentures: The SBA debentures issued by SBIC I LP and other SBA regulations generally restrict assets held by SBIC I LP. On a stand-alone basis, as of September 30, 2023 and December 31, 2022, SBIC I LP held $152,322 and $176,521 in assets, respectively, which accounted for approximately 32% and 34% of the Company’s total consolidated assets, respectively. These assets cannot be pledged under any debt obligation of the Company.
On March 1, 2023 and September 27, 2023, SBIC I LP redeemed SBA debentures of $5,000 and $14,000 respectively, that were contractually due March 1, 2025. As of September 30, 2023, SBIC I LP had outstanding debentures totaling $31,920, which bear a fixed interest rate of 2.87% and mature on March 1, 2025.
For the three and nine months ended September 30, 2023 and 2022, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense	$328	$369	$1,006	$1,184
Amortization of debt issuance costs	43	48	133	140
Total interest and debt financing costs	$371	$417	$1,139	$1,324
Cash paid for interest expense	$694	$737	$1,419	$1,739
Effective interest rate	3.27%	3.28%	3.24%	3.21%
Average outstanding balance	$45,311	$50,920	$46,795	$55,026
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
As of September 30, 2023 and December 31, 2022, OFSCC-FS had outstanding debt of $91,100 and $104,700, respectively. As of September 30, 2023, the unused commitment under the BNP Facility was $58,900.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
For the three and nine months ended September 30, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense(1)	$2,012	$1,671	$6,008	$3,295
Amortization of debt issuance costs	95	95	285	231
Total interest and debt financing costs	$2,107	$1,766	$6,293	$3,526
Cash paid for interest expense	$2,101	$1,520	$6,069	$2,906
Effective interest rate	8.61%	5.20%	8.12%	3.74%
Average outstanding balance	$97,883	$135,680	$103,327	$125,574
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
As of September 30, 2023 and December 31, 2022, the Company had $-0- and $-0-, respectively, of outstanding debt under the PWB Credit Facility. As of September 30, 2023, the unused commitment under the PWB Credit Facility was $25,000.
For the three and nine months ended September 30, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense(1)	$25	$49	$136	$96
Amortization of debt issuance costs	—	1	1	4
Total interest and debt financing costs	$25	$50	$137	$100
Cash paid for interest expense	$24	$49	$135	$95
Effective interest rate	n/m(2)	n/m(2)	n/m(2)	n/m(2)
Average outstanding balance	$587	$1,391	$1,669	$719
(1) Stated interest expense includes unused fees.
(2) Not meaningful due to a minimal average outstanding balance relative to the size of the total commitment and unused fees incurred during the periods.
Unsecured Notes: As of September 30, 2023 and December 31, 2022, the Company had the following Unsecured Notes outstanding:
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
For the three and nine months ended September 30, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense	$2,165	$2,165	$6,495	$6,495
Amortization of debt issuance costs	245	259	734	779
Total interest and debt financing costs	$2,410	$2,424	$7,229	$7,274
Cash paid for interest expense	$3,649	$3,649	$7,979	$8,002
Effective interest rate	5.35%	5.39%	5.35%	5.39%
Average outstanding balance	$180,000	$180,000	$180,000	$180,000
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of September 30, 2023:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
PWB Credit Facility	$—	$—	$—	$—	$—
Unsecured Notes	180,000	—	125,000	—	55,000
SBA Debentures	31,920	—	31,920	—	—
BNP Facility	91,100	—	—	91,100	—
Total	$303,020	$—	$156,920	$91,100	$55,000
For the three and nine months ended September 30, 2023 and 2022, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average dollar borrowings	$323,781	$367,992	$331,792	$361,319
Weighted average effective interest rate	6.07%	5.06%	5.95%	4.51%

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per share operating performance:
Net asset value per share at beginning of period	$12.94	$14.57	$13.47	$15.18
Net investment income(4)	0.40	0.33	1.15	1.01
Net realized gain (loss) on investments, net of taxes(4)	0.01	(0.04)	(0.77)	(0.04)
Net unrealized depreciation on investments, net of taxes(4)	(0.26)	(1.00)	(0.09)	(1.71)
Loss on extinguishment of debt(4)	(0.01)	—	(0.02)	(0.01)
Total income (loss) from operations	0.14	(0.71)	0.27	(0.75)
Distributions declared	(0.34)	(0.29)	(1.00)	(0.86)
Issuance/repurchase of common stock(8)	—	0.01	—	0.01
Net asset value per share at end of period	$12.74	$13.58	$12.74	$13.58

Per share market value, end of period	$11.24	$8.22	$11.24	$8.22
Total return based on market value(1)(6)	17.1%	(14.2)%	21.7%	(17.9)%
Total return based on net asset value(2)(6)	1.4%	(3.5)%	3.9%	(2.6)%
Shares outstanding at end of period	13,398,078	13,406,971	13,398,078	13,406,971
Weighted average shares outstanding	13,398,078	13,428,410	13,398,078	13,425,466
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(3)	$172,045	$188,893	$176,080	$197,479
Net asset value at end of period	$170,668	$182,074	$170,668	$182,074
Net investment income	$5,390	$4,372	$15,463	$13,625
Ratio of total expenses to average net assets(5)	21.5%	19.0%	21.2%	14.3%
Ratio of total expenses and loss on extinguishment of debt to average net assets(5)	21.6%	19.0%	21.3%	14.3%
Ratio of net investment income to average net assets(5)	12.5%	9.3%	11.7%	9.2%
Ratio of loss on extinguishment of debt to average net assets(6)	0.1%	—%	0.1%	0.1%
Portfolio turnover(7)	1.8%	4.2%	7.1%	22.7%
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
The following table summarizes distributions declared and paid for the nine months ended September 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine Months Ended September 30, 2022
March 1, 2022	March 24, 2022	March 31, 2022	$0.28	$3,719	3,016	$39
May 3, 2022	June 23, 2022	June 30, 2022	0.29	3,850	4,348	43
August 2, 2022	September 23, 2022	September 30, 2022	0.29	3,849	5,529	46
			$0.86	$11,418	12,893	$128
Nine Months Ended September 30, 2023
February 28, 2023	March 24, 2023	March 31, 2023	$0.33	$4,421	—	$—	(1)
May 2, 2023	June 23, 2023	June 30, 2023	0.33	4,422	—	—	(1)
August 1, 2023	September 22, 2023	September 29, 2023	0.34	4,555	—	—	(1)
			$1.00	$13,398	—	$—
(1) During the nine months ended September 30, 2023, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock. Accordingly, the Company purchased shares to satisfy the DRIP obligation as follows:

Nine Months Ended September 30, 2023	Number of Shares Purchased	Average Price Paid Per Share	Total Amount Paid
January 1, 2023 through March 31, 2023	5,096	$10.43	$53
April 1, 2023 through June 30, 2023	5,823	10.06	59
July 1, 2023 through September 30, 2023	8,007	11.22	90
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
The following table summarizes shares of common stock repurchased under the Stock Repurchase Program during the nine months ended September 30, 2023 and September 30, 2022, respectively:

Period	Total Number of Shares Purchased	Cost of Shares Purchased	Average Price Paid Per Share	Weighted Average Discount to NAV Prior to Repurchases
Nine Months Ended September 30, 2022
January 1, 2022 through March 31, 2022	—	$—	$—	n/a
April 1, 2022 through June 30, 2022	—	—	—	n/a
July 1, 2022 through September 30, 2022	28,335	231	8.14	44.2%

Nine Months Ended September 30, 2023
January 1, 2023 through March 31, 2023	—	$—	$—	n/a
April 1, 2023 through June 30, 2023	—	—	—	n/a
July 1, 2023 through September 30, 2023	—	—	—	n/a

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Nine Months Ended September 30, 2023
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net change in unrealized appreciation/(depreciation)	Interest	Dividends	Fees	Total Income (2)	December 31, 2022, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2023, Fair Value (5)
Control Investment
Eblens Holdings, Inc.	Subordinated Loan (6)	$(4,605)	$3,501	$—	$—	$—	$—	$1,104	$—	$(1,104)	$—
	Subordinated Loan (6)	(4,605)	4,605	—	—	—	—	—	—	—	—
	Common Equity (6)	(1,306)	950	—	—	—	—	—	356	(356)	—
		(10,516)	9,056	—	—	—	—	1,104	356	(1,460)	—

Total Control Investment		(10,516)	9,056	—	—	—	—	1,104	356	(1,460)	—
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (7)	—	1,811	—	735	—	735	6,202	2,546	—	8,748
	Common Equity (6)	—	1,459	—	—	—	—	510	1,459	—	1,969
		—	3,270	—	735	—	735	6,712	4,005	—	10,717

DRS Imaging Services, LLC	Common Equity	—	(1,211)	—	34	—	34	1,569	—	(1,211)	358

Master Cutlery, LLC	Subordinated Loan (6)	—	(22)	—	—	—	—	122	—	(22)	100
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	(22)	—	—	—	—	122	—	(22)	100

Pfanstiehl Holdings, Inc	Common Equity	—	(8,351)	—	547	—	547	85,456	—	(8,351)	77,105

TalentSmart Holdings, LLC	Common Equity (6)	—	(305)	—	—	—	—	953	—	(305)	648

TRS Services, Inc.	Preferred Equity (7)	—	579	—	118	—	118	1,890	647	—	2,537
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	579	—	118	—	118	1,890	647	—	2,537

Total Affiliate Investments		—	(6,040)	—	1,434	—	1,434	96,701	4,652	(9,889)	91,465
Total Control and Affiliate Investments		$(10,516)	$3,016	$—	$1,434	$—	$1,434	$97,805	$5,008	$(11,349)	$91,465
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
(2)Represents the total amount of interest, fees or dividends included in income for the nine months ended September 30, 2023, during which an investment was included in the Control Investment or Affiliate Investment categories.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
On October 31, 2023, the Board declared a distribution of $0.34 per share for the fourth quarter of 2023, payable on December 29, 2023 to stockholders of record as of December 22, 2023.

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
Overview
Key performance metrics per common share are presented below:

	September 30, 2023	June 30, 2023
Net asset value	$12.74	$12.94

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net investment income	$0.40	$0.38	$1.15	$1.01
Net increase (decrease) in net assets resulting from operations	0.14	(0.15)	0.27	(0.75)
Distributions paid	0.34	0.33	1.00	0.86
Our NAV per common share decreased from $12.94 at June 30, 2023 to $12.74 at September 30, 2023, primarily due to unrealized depreciation on investments of $0.26 per common share. For the quarter ended September 30, 2023, net investment income of $0.40 per common share exceeded our quarterly distribution of $0.34 per common share during such period.
For the quarter ended September 30, 2023, total investment income increased to $14.7 million from $14.5 million in the prior quarter, primarily due to an increase of $0.2 million in interest income. Interest income increased due to certain non-recurring interest on a realized Structured Finance Security, partially offset by a reduction in interest on our debt investments related to certain loans placed on non-accrual status during the current quarter. For the quarter ended September 30, 2023, our portfolio’s weighted-average performing income yield increased to 14.6% from 13.8% in the prior quarter, primarily due to interest income recognized on the pay off of a loan accumulation facility.
For the quarter ended September 30, 2023, our weighted-average debt interest costs increased to 6.1% compared to 6.0% for the quarter ended June 30, 2023, primarily due to an increase in the cost of debt on our BNP Facility resulting from SOFR rate increases. As of September 30, 2023, approximately 89% of our outstanding debt matures in 2026 and beyond, 70% of our outstanding debt carries fixed interest rates and 59% of our outstanding debt is unsecured. We continue to believe that our balance sheet remains well positioned in the current interest rate environment.
For the quarter ended September 30, 2023, we recognized a net loss on investments of $3.4 million, primarily due to net unrealized depreciation of $3.5 million. The net unrealized depreciation of $3.5 million was primarily due to net unrealized depreciation of $6.8 million on our debt and equity investments, partially offset by net unrealized appreciation of $3.3 million on our Structured Finance Securities.
During the quarter ended September 30, 2023, loans with an aggregate fair value of $6.4 million were placed on non-accrual status. As of September 30, 2023, our loan portfolio had non-accrual loans with an aggregate fair value of $16.7 million, or 3.7% of our total investments at fair value. For the quarter ended September 30, 2023, our loans on non-accrual status experienced net unrealized depreciation of $2.6 million.
As of September 30, 2023, our asset coverage ratio of 163% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of September 30, 2023, we had access to $25.0 million under our PWB Credit Facility, as well as $58.9 million under our BNP Facility, each of which are subject to a borrowing base and other covenants. As of September 30, 2023, we had unfunded commitments of $14.1 million to 9 portfolio companies.
On October 31, 2023, the Board declared a distribution of $0.34 per share for the fourth quarter of 2023, payable on December 29, 2023, to stockholders of record as of December 22, 2023.

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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of September 30, 2023 (dollar amounts in thousands):

Investment Type		Range of Fair Value
		Low-end	High-end
Debt investments:
Senior secured	$279,144	$273,970	$284,328
Subordinated	100	100	100

Structured Finance Securities:
Subordinated notes	52,980	50,448	55,507
Mezzanine debt	30,309	29,784	30,832

Equity investments:
Preferred equity	11,806	11,185	12,413
Common equity, warrants and other	82,908	75,623	90,198
	$457,247	$441,110	$473,378
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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to other funds, including HPCI and OCCI. Additionally, OFS Advisor provides sub-advisory services to: (i) CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust; and (ii) CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
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

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of our existing Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to participate in follow-on investments in our existing portfolio companies with private funds that do not hold any investments in such existing portfolio companies. However, if filed, there is no guarantee that such application will be granted.
Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For a discussion of the risks associated with conflicts of interest, see “Item 1. Business — Regulation — Conflicts of Interest”, “Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates —We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts” and “Item 1. Business — Regulation — Conflicts of Interest — Conflicts Related to Portfolio Investments” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Portfolio Composition and Investment Activity
Portfolio Composition
As of September 30, 2023, the fair value of our debt investment portfolio totaled $279.2 million in 43 portfolio companies, of which approximately 99% were senior secured loans. As of September 30, 2023, we had equity investments in 15 portfolio companies with a fair value of approximately $94.7 million. As of September 30, 2023, we also had 23 investments in Structured Finance Securities with a fair value of $83.3 million and unfunded commitments of $14.1 million to 9 portfolio companies. Set forth in the tables and charts below is selected information with respect to our portfolio as of September 30, 2023 and December 31, 2022.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$187,162	$157,133	$195,823	$162,308
SBIC I LP	77,250	143,330	97,214	167,211
OFSCC-FS	165,561	154,432	178,460	168,050
OFSCC-MB	2,890	2,352	3,383	3,007
Total investments	$432,863	$457,247	$474,880	$500,576

The following table presents our ten largest investments by portfolio company based on fair value as of September 30, 2023 (dollar amounts in thousands):

Portfolio Company	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$77,105	16.9%
All Star Auto Lights, Inc.	Debt	27,629	27,856	6.1
The Escape Game, LLC	Debt	23,713	24,010	5.3
Inergex Holdings, LLC	Debt	17,056	17,212	3.8
Kreg LLC	Debt	16,944	15,731	3.4
Tolemar Acquisition, Inc.	Debt	15,927	14,938	3.3
SSJA Bariatric Management LLC	Debt	13,422	13,419	2.9
Honor HN Buyer Inc.	Debt	12,387	12,566	2.7
One GI LLC	Debt	12,673	12,058	2.6
Boca Home Care Holdings, Inc.	Debt and Equity	12,562	11,869	2.6
Total		$152,530	$226,764	49.6%
As of September 30, 2023, approximately 4.5% and 12.0% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
Portfolio Yields
The following table presents weighted-average yield metrics for our portfolio as of September 30, 2023 and June 30, 2023:

	For the Three Months Ended
	September 30, 2023	June 30, 2023
Weighted-average performing income yield(1):
Debt investments	13.1%	13.0%
Structured Finance Securities	19.3%	16.4%
Interest-bearing investments	14.6%	13.8%

Weighted-average realized yield(2):
Interest-bearing investments	13.3%	12.5%
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
For the three months ended September 30, 2023, the weighted average performing income yield on interest-bearing investments increased primarily due to certain non-recurring interest income recognized on the pay off of a loan accumulation facility.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.

Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$304,865	$279,144	$335,558	$311,636
Subordinated debt investments	4,680	100	13,890	1,226
Preferred equity	11,116	11,806	9,966	8,196
Common equity, warrants and other	11,537	82,908	12,989	91,000
Total Portfolio Company Investments	$332,198	$373,958	$372,403	$412,058
Number of portfolio companies	54	54	63	63
As of September 30, 2023, approximately 99% and 61% of our loan portfolio and total portfolio, respectively, consisted of senior secured loans, based on fair value. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, the current conflict in Israel, rising interest and elevated inflation rates, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility.
As of September 30, 2023, the three largest industries of our Portfolio Company Investments by fair value, were (1) Manufacturing (28.1%), (2) Health Care and Social Assistance (19.3%) and (3) Wholesale Trade (14.0%), totaling an aggregate of approximately 61.4% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
As of September 30, 2023, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 16.9% and 45.2% of our total portfolio at fair value and our total net assets, respectively. The value of this investment is substantially comprised of unrealized appreciation of $76.9 million. A deterioration in the operating performance of the company or other factors underlying the valuation of this investment could have a material impact on our NAV.

Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$69,581	$52,980	$65,870	$53,807
Mezzanine debt	31,084	30,309	28,107	26,412
Loan accumulation facilities	—	—	8,500	8,299
Total Structured Finance Securities	$100,665	$83,289	$102,477	$88,518
Number of Structured Finance Securities	23	23	23	23
As of September 30, 2023, we had no non-performing Structured Finance Securities. Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%. Structured Finance Securities that have not been optionally redeemed and are in the process of liquidating have an effective yield of 0.0% as remaining residual distributions are anticipated to be recognized as a return of capital. As of September 30, 2023, we have one Structured Finance Security with a cost and fair value of $1.3 million and $0.1 million, respectively, that has been optionally redeemed.
Investment Activity
The following is a summary of our investment activity for the three and nine months ended September 30, 2023 (dollar amounts in millions):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Investments in debt and equity securities	$0.7	$27.1
Investments in Structured Finance Securities	7.6	7.6
Total investment purchases and originations	$8.3	$34.7

Proceeds from principal payments	$41.9	$48.2
Proceeds from investments sold or redeemed	—	18.8
Proceeds from distributions received from portfolio investments	3.8	10.6
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$45.7	$77.6

Risk Monitoring
We categorize investments in the debt securities of portfolio companies into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 3, 2023. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Securities, by credit risk rating as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	Debt Investments
	September 30, 2023			December 31, 2022
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	259,578	252,627	90.5	298,414	288,170	92.2
4 (Special Mention)	21,627	16,890	6.0	30,060	17,218	5.5
5 (Substandard)	21,724	9,581	3.4	16,294	7,352	2.3
6 (Doubtful)	6,616	146	0.1	4,680	122	—
7 (Loss)	—	—	—	—	—	—
	$309,545	$279,244	100.0%	$349,449	$312,862	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. For the three months ended September 30, 2023, loans with an aggregate amortized cost and fair value of $11.8 million and $6.4 million, respectively, were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status was $39.2 million and $16.7 million, respectively, as of September 30, 2023, and $36.5 million and $11.2 million, respectively, as of December 31, 2022.
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

Comparison of the three months ended September 30, 2023 and June 30, 2023 and comparison of the nine months ended September 30, 2023 and 2022
Consolidated operating results for the three months ended September 30, 2023 and June 30, 2023, and the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Investment income
Interest income:
Cash interest income	$10,962	$10,511	$31,171	$23,316
PIK interest income	170	214	610	431
Net Loan Fee amortization	420	409	1,238	1,318
Accretion of interest income on CLO subordinated notes	2,653	2,879	8,534	7,647
Other interest income	86	88	232	26
Total interest income	14,291	14,101	41,785	32,738
Dividend income:
Cash dividends	11	89	649	812
Preferred equity PIK dividends	323	245	804	230
Total dividend income	334	334	1,453	1,042
Fee income:
Syndication fees	—	60	96	393
Prepayment and other fees	26	31	126	573
Total fee income	26	91	222	966
Total investment income	14,651	14,526	43,460	34,746
Total expenses	9,261	9,403	27,997	21,121
Net investment income	5,390	5,123	15,463	13,625
Net loss on investments	(3,395)	(7,087)	(11,607)	(23,502)
Loss on extinguishment of debt	(194)	—	(213)	(144)
Net increase (decrease) in net assets resulting from operations	$1,801	$(1,964)	$3,643	$(10,021)
Investment Income
For the three months ended September 30, 2023, total investment income increased to $14.7 million from $14.5 million in the prior quarter, primarily due to an increase in total interest income of $0.2 million.
Interest income increased $0.2 million during the three months ended September 30, 2023 compared to the prior quarter, primarily due to an increase of $0.5 million in cash interest income, partially offset by a decrease of $0.2 million in accretion of interest income on Structured Finance Securities. The increase in cash interest income was primarily due to non-recurring interest income recognized on the pay off of a loan accumulation facility.
Fee income is primarily comprised of unused fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We receive syndication fees on investments where OFS Advisor sources, structures, and arranges the lending group. For the three months ended September 30, 2023, total fee income decreased $0.1 million compared to the prior quarter due to no syndication fees recognized during the current quarter.

Expenses
Operating expenses for the three months ended September 30, 2023 and June 30, 2023 and nine months ended September 30, 2023 and 2022, are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Interest expense	$4,913	$5,011	$14,798	$12,224
Management fee	1,796	1,883	5,573	6,062
Income Incentive Fee	1,348	1,280	3,866	1,093
Capital Gains Fee	—	—	—	(1,916)
Professional fees	397	429	1,262	1,155
Administration fee	380	440	1,302	1,309
Other expenses	427	360	1,196	1,194
Total expenses	$9,261	$9,403	$27,997	$21,121
Comparison of the three months ended September 30, 2023 and June 30, 2023
Interest expense for the three months ended September 30, 2023 decreased $0.1 million compared to the prior quarter, primarily due to a decrease in our average outstanding debt balance. During the three months ended September 30, 2023, we redeemed $14.0 million of SBA debentures and reduced the total amount outstanding under the BNP Facility.
Comparison of the nine months ended September 30, 2023 and 2022
Interest expense for the nine months ended September 30, 2023 increased $2.6 million compared to the corresponding period in the prior year, primarily due to the increase in the weighted average effective interest rate on our total outstanding debt to 5.9% compared to 4.5% during the nine months ended September 30, 2022.
Management fee expense for the nine months ended September 30, 2023 decreased $0.5 million compared to the corresponding period in the prior year, primarily due to a decrease in the average quarterly portfolio fair value to $488.0 million from $532.1 million.
Incentive fees for the nine months ended September 30, 2023 increased $4.7 million compared to the corresponding period in the prior year, partially due to an increase of $2.8 million in the Income Incentive Fee during the current year primarily driven by an increase in interest income related to rising interest rates. In addition, during the nine months ended September 30, 2022, there was a full reversal of a previously accrued Capital Gains Fee as a result of the reduction in net unrealized appreciation on the investment portfolio.
Net realized and unrealized gain (loss) on investments
Net gain (loss), inclusive of realized and unrealized gains (losses), by investment type for the three months ended September 30, 2023 and June 30, 2023 and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Senior secured debt	$(1,554)	$1,042	$(1,954)	$(15,729)
Subordinated debt	(16)	(13)	(1,126)	(5,487)
Preferred equity	674	170	2,474	3,462
Common equity, warrants and other	(5,870)	(4,154)	(7,526)	6,466
Structured Finance Securities	3,253	(4,291)	(3,421)	(12,600)
Income tax benefit (expense) on net realized investment gains	118	—	(54)	365
Deferred tax benefit	—	159	—	21
Total net loss on investments	$(3,395)	$(7,087)	$(11,607)	$(23,502)

Net gain (loss) on investments for the three months ended September 30, 2023 and June 30, 2023
Three months ended September 30, 2023
For the three months ended September 30, 2023, we recognized a net loss on investments of $3.4 million, primarily due to net unrealized depreciation of $6.8 million on our debt and equity investments, partially offset by net unrealized appreciation of $3.3 million on our Structured Finance Securities.
During the three months ended September 30, 2023, our common equity investment in Pfanstiehl Holdings, Inc. experienced unrealized depreciation of $5.7 million.
Three months ended June 30, 2023
For the three months ended June 30, 2023, we recognized a net loss on investments of $7.1 million, primarily due to unrealized depreciation of $4.3 million and $2.7 million on our Structured Finance Securities and equity securities, respectively. For the three months ended June 30, 2023, our loan portfolio experienced net gains of $1.0 million.
During the three months ended June 30, 2023, our common equity investment in Pfanstiehl Holdings, Inc. experienced unrealized depreciation of $2.7 million.
During the three months ended June 30, 2023, we wrote-off the remainder of our non-accrual loan and equity investment in Eblens Holdings, Inc., resulting in a realized loss of $10.5 million, of which $9.0 million was recognized in prior fiscal years, with $0.4 million recognized during the three months ended June 30, 2023.
Net gain (loss) on investments for the nine months ended September 30, 2023 and September 30, 2022
Nine months ended September 30, 2023
During the nine months ended September 30, 2023, our portfolio experienced net losses of $11.6 million, primarily due to net unrealized depreciation of $6.7 million and $3.4 million on our common equity, warrant and other investments and Structured Finance Securities, respectively.
During the nine months ended September 30, 2023, our common equity investment in Pfanstiehl Holdings, Inc. experienced unrealized depreciation of $8.4 million.
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
Loss on Extinguishment of Debt
Nine months ended September 30, 2023 and 2022
During the nine months ended September 30, 2023 and 2022, we redeemed SBA debentures of $19.0 million and $19.0 million, respectively, and, as a result, we recognized losses on extinguishment of debt of $0.2 million and $0.1 million, respectively, related to the acceleration of unamortized deferred borrowing costs on the redeemed debentures.

Non-GAAP Financial Measure – Adjusted Net Investment Income
On a supplemental basis, we disclose Adjusted NII (including on a per share basis), which is a financial measure calculated and presented on a basis other than in accordance with GAAP. Adjusted NII represents net investment income, excluding the capital gains incentive fee, in periods in which such expense occurs. GAAP requires recognition of a capital gains incentive fee in our financial statements when aggregate net realized and unrealized capital gains, if any, on a cumulative basis is positive from the date of the election to be a BDC through the reporting date. Such fees are subject to further conditions specified in the Investment Advisory Agreement, principally related to the realization of such net gains, before OFS Advisor is entitled to payment, and such recognized fees are subject to the risk of reversal should unrealized gains diminish to become losses. Management believes that Adjusted NII is a useful indicator of operations exclusive of any net capital gains incentive fee, as net investment income does not include the net gains, realized or unrealized, associated with the capital gains incentive fee.
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

The following table provides a reconciliation from net investment income (the most comparable GAAP measure) to Adjusted NII for the three months ended September 30, 2023 and June 30, 2023 and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended				Nine Months Ended September 30,
	September 30, 2023		June 30, 2023		2023		2022
	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share
Net investment income	$5,390	$0.40	$5,123	$0.38	$15,463	$1.15	$13,625	$1.01
Capital Gains Fee	—	—	—	—	—	—	(1,916)	(0.14)
Adjusted NII	$5,390	$0.40	$5,123	$0.38	$15,463	$1.15	$11,709	$0.87
Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
Liquidity and Capital Resources
As of September 30, 2023, we held cash of $15.9 million, which includes $8.4 million held by SBIC I LP, our wholly owned SBIC, and $4.0 million held by OFSCC-FS. Our use of cash held by SBIC I LP may be restricted by SBA regulations, including limitations on the amount of cash SBIC I LP can distribute to the Parent. Any such distributions to the Parent from SBIC I LP are generally restricted under SBA regulations to a statutory measure of undistributed accumulated earnings (“READ”) or regulatory capital of SBIC I LP. During the nine months ended September 30, 2023, the Parent received return of capital and READ distributions from SBIC I LP of $2.5 million and $4.5 million, respectively. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the nine months ended September 30, 2023, the Parent received $8.8 million in cash distributions from OFSCC-FS. As of September 30, 2023, cash available to be distributed from SBIC I LP and OFSCC-FS were $4.1 million and $-0- million, respectively.
As of September 30, 2023, we had an unused commitment of $25.0 million under our PWB Credit Facility, as well as an unused commitment of $58.9 million under our BNP Facility, both of which are subject to a borrowing base requirements and other covenants. Based on our regulatory asset coverage ratio as of September 30, 2023, we could access approximately $70.2 million of our unused lines of credit, subject to the provisions of the borrowing bases as of any borrowing date, and remain in compliance with asset coverage ratio requirements.
The Parent may make unsecured loans to SBIC I LP, of which the aggregate cannot exceed $35 million at any given time, and no interest may be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP as of September 30, 2023.

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

	Nine Months Ended September 30,
	2023	2022
Cash from net investment income(1)	$12,638	$8,240
Net (purchases and originations) / repayments and sales of portfolio investments(1)	34,365	(29,465)
Net cash provided by (used in) operating activities	47,003	(21,225)

Distributions paid to stockholders(2)	(13,398)	(11,418)
Net borrowings (repayments) under revolving lines of credit	(13,600)	22,900
Repayments of SBA debentures	(19,000)	(19,000)
Other financing activities	—	(1,253)
Net cash used in financing activities	(45,998)	(8,771)
Net increase (decrease) in cash	$1,005	$(29,996)
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
Cash from net investment income
Cash from net investment income increased $4.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase of $5.3 million in our cash net interest margin.
Net (purchases and originations) / repayments and sales of portfolio investments
During the nine months ended September 30, 2023, net purchases and originations of portfolio investments of $34.4 million were primarily due to $69.1 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities, partially offset by $34.7 million of cash we used to purchase portfolio investments. During the nine months ended September 30, 2022, net purchases and originations of portfolio investments of $29.5 million were primarily due to $153.7 million of cash we used to purchase portfolio investments, partially offset by $124.2 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities. See “—Portfolio Composition and Investment Activity–Investment Activity.”
Borrowings
SBA Debentures
SBIC I LP’s SBIC license allowed it to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, and bear interest payable semi-annually, and each debenture has a maturity date that is ten years following issuance. The interest rate was fixed at the first pooling date after issuance, which was March and September of each year, at a market-driven spread over U.S. Treasury Notes with ten-year maturities. As of September 30, 2023 and December 31, 2022, SBIC I LP had outstanding debentures of $31.9 million and $50.9 million, respectively.
On a stand-alone basis, as of September 30, 2023 and December 31, 2022, SBIC I LP held $152.3 million and $176.5 million in total assets, respectively, which accounted for approximately 32% and 34% of the Company’s total consolidated assets, respectively.
    As part of our plans to focus on providing first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP is repaying over time its outstanding SBA debentures prior to their scheduled maturity dates. Under a plan approved by the SBA, we will only make follow-on investments in current portfolio companies held by SBIC I LP. During the nine months ended September 30, 2023, SBIC I LP redeemed $19.0 million of SBA debentures that were contractually due March 1, 2025.
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
    As of September 30, 2023, we had $-0- outstanding and an unused commitment of $25.0 million under the PWB Credit Facility, subject to a borrowing base and other covenants. As of September 30, 2023, the effective interest rate on the PWB Credit Facility was 8.80%.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of September 30, 2023, we were in compliance in all material respects with the applicable covenants under the PWB Credit Facility.
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
Unsecured Notes
    The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the PWB Credit Facility. As of September 30, 2023 and December 31, 2022, we had $180.0 million in Unsecured Notes.
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
BNP Facility
     On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $91.1 million was drawn as of September 30, 2023. Borrowings under the BNP Facility bear interest based on SOFR for the relevant interest period, plus an applicable spread (subject to an effective floor of 2.65%). The BNP Facility will mature on the earlier of June 20, 2027 or upon certain other events defined in the credit agreement which may result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. As of September 30, 2023, we were in compliance in all material respects with the applicable covenants under the BNP Facility.
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
As of September 30, 2023, the effective interest rate on the BNP Facility was 8.67% and the unused commitment under the facility was $58.9 million. On a stand-alone basis, as of September 30, 2023 and December 31, 2022, OFSCC-FS held approximately $160.2 million and $173.7 million in total assets, respectively, which accounted for approximately 34% and 33% of our total consolidated assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of September 30, 2023, approximately 80% of our investments were qualifying assets.
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

    On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the nine months ended September 30, 2023, we did not make any repurchases of common stock on the open market under the Stock Repurchase Program. As of September 30, 2023, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
    As of September 30, 2023, the aggregate amount outstanding of the senior securities issued by us was $303.0 million, for which our asset coverage was 163%. The Small Business Administration debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
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
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
As of September 30, 2023, we had $15.9 million of cash and cash equivalents, as well as $25.0 million and $58.9 million of unfunded commitments under our PWB Credit Facility and BNP Facility, respectively, to meet our short-term contractual obligations. As of September 30, 2023, we had $14.1 million in outstanding commitments to fund portfolio investments under various undrawn revolvers and other credit facilities. Long-term contractual obligations, such as our BNP Facility that matures in 2027 and has $91.1 million outstanding as of September 30, 2023, can be repaid by selling OFSCC-FS portfolio investments that have a fair value of $154.4 million as of September 30, 2023. The OFSCC-FS portfolio includes broadly syndicated loans that can be sold over a relatively short period to generate cash. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future.
As of September 30, 2023, we have $31.9 million of outstanding SBA debentures that mature in 2025, which we may repay prior to their maturity dates by using proceeds from investment repayments. As of September 30, 2023, the SBIC I LP investment portfolio had a fair value of $143.3 million.
    As of September 30, 2023, we continue to believe our $303.0 million of debt financing, of which 89% contractually matures in 2026 and beyond and 70% carries fixed interest rates, affords us operational flexibility.
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

We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the PWB Credit Facility and BNP Facility. In addition, we generally hold broadly syndicated loans in larger portfolio companies that can be sold over a relatively short period to generate cash. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
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
Recent Developments
On October 31, 2023, our Board declared a distribution of $0.34 per share for the fourth quarter of 2023, payable on December 29, 2023 to stockholders of record as of December 22, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the current conflict in Israel, rising interest and elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 3, 2023 and “Part II — Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 5, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 4, 2023.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the nine months ended September 30, 2023 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any further interest rate increases approved by the U.S. Federal Reserve, and elevated inflation rates may affect both our cost of funding and the valuation of our investment portfolio. As of September 30, 2023, 94% of our loan portfolio, at fair value, bore interest at floating interest rates and contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis.
Our outstanding SBA debentures and Unsecured Notes bear interest at fixed rates. As of September 30, 2023, our PWB Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and SOFR, respectively.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of September 30, 2023. As of September 30, 2023, 1-month and 3-month SOFR were 5.32% and 5.40%, respectively, and certain loan contracts in our investment portfolio have not reset to the current market rate. Assuming that the interim and unaudited consolidated balance sheet as of September 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$344	$(228)	$116
50	1,100	(456)	644
75	1,857	(683)	1,174
100	2,613	(911)	1,702
125	3,369	(1,139)	2,230

Basis point decrease	Interest income	Interest expense	Net change
25	$(1,168)	$228	$(940)
50	(1,924)	456	(1468)
75	(2,681)	683	(1,998)
100	(3,437)	911	(2,526)
125	(4,193)	1,139	(3,054)

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2023 and December 31, 2022, we held our cash balances with third-party financial institutions and such balances are in excess of Federal Deposit Insurance Corporation insured limit. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2023. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”), filed on March 3, 2023, and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “First Quarter 10-Q”), filed on May 5, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 4, 2023 (the “Second Quarter 10-Q”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K, the First Quarter 10-Q and Second Quarter 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, the First Quarter 10-Q and the Second Quarter 10-Q. The risks previously disclosed in the Annual Report on Form 10-K, the First Quarter 10-Q and Second Quarter 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Sales of Unregistered Securities, Use of Proceeds
None.
Issuer Purchases of Equity Securities
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company could acquire up to $10.0 million of its outstanding common stock through the two-year period ending May 22, 2020.
On May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program. As of September 30, 2023, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
During the three months ended September 30, 2023, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 2, 2023	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer