Form 10-K
period 2023-12-31
OFS Capital Corp
filed 2024-03-05
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒
The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant as of June 30, 2023, was approximately $102.6 million based on $9.89 per share, the last reported sale price of the shares of common stock on the Nasdaq Global Select Market. For the purpose of calculating this amount only, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. On March 1, 2024, there were 13,398,078 shares outstanding of the Registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OFS®, OFS Capital®, OFS Credit® and HPCI® are registered trademarks of Orchard First Source Asset Management, LLC. OFS Capital Management™ is a trademark of Orchard First Source Asset Management, LLC. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Defined Terms
We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Adjusted NII	A financial measure calculated and presented on a basis other than in accordance with GAAP and represents net investment income excluding the capital gains incentive fee
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Advisers Act	Investment Advisers Act of 1940, as amended
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor or by registered investment advisers controlling, controlled by, or under common control with, OFS Advisor
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, Fair Value Measurements and Disclosures
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility, as amended, that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement, as amended, by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company’s board of directors
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $25,000,000
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC, for which OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
OFS	The collective activities and operations of OFSAM Holdings, its direct and indirect subsidiaries, and certain affiliates

Term	Explanation or Definition
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments and OFS CLO Management, LLC and OFS CLO II Management, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC Acquisition	The Company’s acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC I LP	OFS SBIC I, LP, a wholly owned SBIC subsidiary of the Company
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Staffing Agreement	Staffing and Corporate Services Agreement between OFS Services and OFSC dated November 7, 2012
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities
Unsecured Notes	The Unsecured Notes Due September 2023, the Unsecured Notes Due April 2025, the Unsecured Notes Due October 2025, the Unsecured Notes Due October 2026, the Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028
Unsecured Notes Due April 2025	The Company’s $50.0 million aggregate principal amount of 6.375% notes due April 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2025	The Company’s $48.5 million aggregate principal amount of 6.5% notes due October 30, 2025, which were redeemed on March 12, 2021
Unsecured Notes Due October 2026	The Company's $54.3 million aggregate principal amount of 5.95% notes due October 31, 2026, which were redeemed on November 22, 2021

Term	Explanation or Definition
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028
Unsecured Notes Due September 2023	The Company’s $25.0 million aggregate principal amount of 6.25% notes due September 30, 2023, which were redeemed on November 1, 2021

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
Our investment strategy focuses primarily on investments in middle-market companies in the United States, including investments in senior secured loans, which are comprised of first lien, second lien and unitranche loans, as well as investments in subordinated loans and, to a lesser extent, common stock, preferred stock and other equity securities. Our investments may be directly originated or may be purchased on a secondary basis in the U.S. leveraged loan market for Broadly Syndicated Loans (as defined below). As a BDC, we must not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States, and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets (discussed below), consistent with our investment strategy. As of December 31, 2023 and 2022, approximately 81% and 80%, respectively, of our investments were qualifying assets.
As of December 31, 2023, the fair value of our debt investment portfolio totaled $251.3 million in 44 portfolio companies, of which 81% and 19% were comprised of first lien loans and second lien loans, respectively. As of December 31, 2023, the fair value of our equity investments totaled $89.9 million in 15 portfolio companies, and the fair value of our 21 Structured Finance Security investments totaled $79.0 million.
We execute on our investment strategy, in part, through OFSCC-FS, which established the BNP Facility on June 20, 2019, to provide borrowings of up to $150.0 million. On June 24, 2022, we amended the BNP Facility to, among other things: (i) extend the reinvestment period for three years from June 20, 2022 to June 20, 2025; and (ii) extend the maturity date from June 20, 2024 to June 20, 2027. On a stand-alone basis, OFSCC-FS held approximately $158.3 million and $173.7 million in assets as of December 31, 2023 and 2022, respectively, which accounted for approximately 34% and 33% of our consolidated total assets, respectively.
We also execute our investment strategy, in part, by investing in Structured Finance Securities. We believe OFS Advisor is uniquely positioned, given its expertise in structured credit and managing CLOs, to make opportunistic investments in Structured Finance Securities, through which we target attractive risk-adjusted returns. During the years ended December 31, 2023 and 2022, we purchased $7.6 million and $43.2 million of Structured Finance Securities, respectively.
We historically have executed our investment strategy, in part, through SBIC I LP, a licensee under the SBA’s SBIC program. As part of our continued plans to focus on providing first lien senior secured loans to larger borrowers, which we believe will improve our overall risk profile, SBIC I LP has been repaying its outstanding SBA debentures prior to their scheduled maturity dates. On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million and requested the approval of the SBA to surrender its license to operate as a SBIC. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

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
On May 3, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective May 3, 2019.” Additionally, effective November 26, 2013, we received exemptive relief from the SEC to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
Consistent with our strategy to maintain a leveraged portfolio of credit investments, our total outstanding debt levels of $302.4 million and $335.6 million resulted in a statutory asset coverage ratio of 160% and 163% as of December 31, 2023 and December 31, 2022, respectively.
We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To continue to qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to this election, we generally are not required to pay corporate-level taxes on any income we distribute to our stockholders as dividends.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. OFS Advisor also serves as the investment adviser to other funds, including HPCI and OCCI. Additionally, OFS Advisor provides advisory and sub-advisory services to various funds, including: (i) CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust, and (ii) CIM Real Assets & Credit Fund, an externally managed registered investment company under the 1940 Act that operates as an interval fund and invests primarily in a combination of real estate, credit and related investments. See “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates—We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.”
Also, we have entered into an Administration Agreement with OFS Services. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our Board) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement. See “—Management and Other Agreements—Administration Agreement.”
About OFS and Our Advisor
OFS is a full-service provider of capital and leveraged finance solutions to U.S. companies. As of December 31, 2023, OFS had 51 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides OFS Advisor with access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement also provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committees to serve in that capacity.
Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. As our investment adviser, OFS Advisor allocates investment opportunities among us and any other clients fairly and equitably over time in accordance with its allocation policy. See “Regulation—Exemptive Relief.” OFS Advisor is a registered investment adviser under the Advisers Act and a wholly owned subsidiary of OFSAM.
Our relationship with OFS Advisor is governed by, and dependent on, the Investment Advisory Agreement and may be subject to conflicts of interest; see “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates.” OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee. See “Management and Other Agreements—Investment Advisory Agreement”. Our base management fee includes assets purchased with borrowed funds and assets owned by any consolidated entity; therefore, OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting stockholders’ interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
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
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2023, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
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

Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
Large Target Market. According to the National Center for the Middle Market, as of the fourth quarter of 2023, there were approximately 200,000 companies in the United States with annual revenues between $10.0 million and $1.0 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the bulk of OFS’s portfolio companies since its inception and constituted 64% of our portfolio at fair value as of December 31, 2023. We believe that this market segment will continue to produce significant investment opportunities for us.
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
We expect to continue to use the expertise of the investment professionals of OFS to whom we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. See “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses” for additional information concerning the competitive risks we face.
Investment Criteria/Guidelines
Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. We focus on investments in senior secured loans, including first lien, second lien, and unitranche loans, as well as subordinated loans and, to a lesser extent, common stock, preferred stock and Structured Finance Securities. In particular, we believe that structured equity with debt investments (i.e., typically senior secured unitranche loans, often with warrant coverage, and, at times, in companies with no financial sponsor) represent a strong relative value opportunity offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might expect to receive under a traditional multi-tranche structure. We expect that our investments in the equity securities of portfolio companies, such as warrants, preferred stock, common stock and other equity interests, will principally be made in conjunction with our debt investments in those companies. Generally, we do not expect to make investments in companies or securities that OFS Advisor determines to be distressed investments (such as discounted debt instruments that have either experienced a default or have a significant potential for default), other than follow-on investments in portfolio companies of ours. We intend to continue to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries.

We target U.S. middle-market companies through OFS’s access to a network of financial institutions, private equity sponsors, investment banks, consultants and attorneys, and our proprietary database of borrowers developed over OFS’s 25 year history of lending to middle-market companies. A typical targeted borrower will exhibit certain of the following characteristics:
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
Our due diligence and underwriting process typically addresses the following elements (although certain elements may not be included in every due diligence undertaking):
Prospective Portfolio Company Characteristics - focusing on primary drivers of the company’s revenues and cash flows, including: (i) its key products and services; (ii) customer and supplier concentrations, and contractual relationships; (iii) depth, breadth, and quality of company management, as well as the extent to which the management team is appropriately compensated with equity incentives; and (iv) any regulatory, labor or litigation matters impacting the company.
Industry and Competitive Overview - evaluating: (i) industry size and the company’s position within it; (ii) growth potential and barriers to entry; (iii) governmental, regulatory, or technological issues potentially affecting the industry; and (iv) cyclicality or seasonality risks associated with the industry.
Financial Analysis - analyzing the company’s historical financial results, focusing on: (i) actual operating trends experienced over time, in order to forecast future performance, including in various sensitized performance scenarios; (ii) attention to projected cash flows, debt service coverage, and leverage multiples under such scenarios; and (iii) an assessment of enterprise valuations and debt repayment/investment recovery prospects given such sensitized performance scenarios.
Investment Documentation - focusing on obtaining the best legal protections available to us given our position within the capital structure, including, as appropriate: (i) financial covenants; (ii) collateral liens and stock pledges; (iii) review of loan documents of other of the prospective portfolio company’s creditors; and (iv) negotiation of inter-creditor agreements.
Portfolio Review/Risk Monitoring
We view active portfolio monitoring as a vital part of our investment process, and we benefit from a portfolio management system developed by OFS that includes daily, weekly, monthly, and quarterly components, and that involves comprehensive review of the performance of each of our portfolio companies. As part of the portfolio management process, OFS Advisor performs ongoing risk assessments on each of our investments and assigns each debt investment a credit rating based on OFS’s proprietary internal ratings scale.

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
The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Jeffrey A. Cerny, Kyde Sharp and Bilal Rashid, is responsible for the evaluation and approval of all debt and equity investments made by us, including ultimate asset allocations to us.
The Broadly Syndicated Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny, and Kenneth A. Brown, assists with the review and evaluation of potential investments in Broadly Syndicated Loans made by us.
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny, Brown, and Glen Ostrander, assists with the review and evaluation of potential investments in Structured Finance Security investments made by us.

The Pre-Allocation Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny, Ostrander, Tod K. Reichert and Manish Rajguru, is responsible for determining whether a prospective investment is appropriate for allocation to one or more clients managed by registered investment advisor subsidiaries of OFSAM, including OFS Advisor, and the allocation of such investment among groups of advisory clients.
The Broadly Syndicated Investment Committee, Structured Credit Investment Committee and Pre-Allocation Investment Committee are not responsible for the Middle Market Investment Committee’s investment approval of, or ultimate asset allocation decisions related to, our investments.
The process employed by the Advisor Investment Committees is intended to bring the diverse experience and perspectives of the committees’ members to the investment process. The Middle-Market Investment Committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The Middle-Market Investment Committee also determines appropriate investment sizing and implements ongoing monitoring requirements of our investments.
In certain instances, management may seek the approval of our Board prior to making an investment. In addition to reviewing investments, the meetings of the Middle-Market Investment Committee, Broadly Syndicated Investment Committee and Structured Credit Investment Committee, where applicable, serve as a forum to discuss credit views and outlooks. Potential transactions and deal flows are also reviewed on a regular basis.
Investments
We pursue an investment strategy focused primarily on investments in middle-market companies in the United States. We focus on investments in loans, in which OFS Advisor’s investment professionals have expertise, including investments in first lien, unitranche, second lien, and subordinated loans and, to a lesser extent, equity securities and Structured Finance Securities. We seek to create a diverse portfolio by making investments in the securities of middle-market companies that we expect to range generally from $3.0 million to $25.0 million each, although we expect this investment size will vary proportionately with the size of our capital base.
Structure of Investments
We anticipate that our loan portfolio will continue to contain investments of the following types with the following characteristics:
Senior Secured First Lien Loans. First lien senior secured loans comprise, and will continue to comprise, a significant portion of our investment portfolio. We obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans (in certain cases, subject to a payment waterfall). The collateral takes the form of first-priority liens on specified assets of the portfolio company borrower and, typically, first-priority pledges of the ownership interests in the borrower. Our first lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.
Senior Secured First Lien Loans are categorized as First Lien Debt in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
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
Senior Secured Unitranche Loans are categorized as First Lien Debt in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Senior Secured Second Lien Loans. Second lien senior secured loans obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of such loans. This collateral typically takes the form of second-priority liens on the assets of a portfolio company, and we may enter into an inter-creditor agreement with the holders of the portfolio company’s first lien senior secured debt. These loans typically provide for no contractual loan amortization in the initial years of the facility, with all amortization deferred until loan maturity.

Senior Secured Second Lien Loans are categorized as Second Lien Debt in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Broadly Syndicated Loans. Broadly Syndicated Loans (whose features are similar to those described under “Senior Secured First Lien Loans” and “Senior Secured Second Lien Loans” above), also commonly referred to as leveraged loans, are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDA and enterprise values larger than the middle-market characteristics described above (“Broadly Syndicated Loans”). The proceeds of Broadly Syndicated Loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings and financing capital expenditures. Broadly Syndicated Loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the Broadly Syndicated Loan (the “Loan Agreement”). In a typical Broadly Syndicated Loan, an administrative agent (the “Agent”) administers the terms of the Loan Agreement. In such cases, the Agent is normally responsible for the collection of principal and interest payments from the borrower and the apportionment of these payments to the credit of all institutions that are parties to the Loan Agreement. We will generally rely upon the Agent or an intermediate participant to receive and forward to us our portion of the principal and interest payments on the Broadly Syndicated Loan. Additionally, we normally will rely on the Agent and the other loan investors to use appropriate credit remedies against the borrower. The Agent is typically responsible for monitoring compliance with covenants contained in the Loan Agreement based upon reports prepared by the borrower. The Agent may monitor the value of the collateral and, if the value of the collateral declines, may accelerate the Broadly Syndicated Loan, may give the borrower an opportunity to provide additional collateral or may seek other protection for the benefit of the participants in the Broadly Syndicated Loan. The Agent is compensated by the borrower for providing these services under a Loan Agreement, and such compensation may include special fees paid upon structuring and funding the Broadly Syndicated Loan and other fees paid on a continuing basis. The Broadly Syndicated Loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.
Broadly Syndicated Loans are categorized as First Lien Debt or Second Lien Debt in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Subordinated Loans. These investments are typically structured as unsecured, subordinated loans that typically provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically will have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with amortization of principal deferred to maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. Subordinated loans often include a PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan.
Subordinated Loans are categorized as Subordinated Debt in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
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
Equity Securities are categorized as Preferred Equity, Common Equity or Equity Participation Rights, which are contractual agreements entitling us to certain payments generally attributable to equity ownership and lack features enabling us to direct the operations of the entity (i.e., voting rights), in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
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
These securities are categorized as Warrants in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Structured Finance Securities. Structured Finance Securities include the mezzanine and subordinated note securities of a CLO, as well as loan accumulation facilities (colloquially referred to as “CLO warehouses”). Subordinated notes (colloquially referred to as “CLO equity securities”) and mezzanine debt (colloquially referred to as “CLO debt securities”), represent beneficial interests in portfolios consisting primarily of below-investment-grade senior secured loans with a large number of distinct underlying U.S. borrowers across various industry sectors. The subordinated note tranches of CLOs are unrated, represent the first loss position in a CLO structure, and are typically leveraged 9 to 13 times which translates to approximately 11% to 8% of a CLO’s capital structure. The high leverage can magnify our gains and losses on such investments. CLO subordinated note securities are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities after contractual payments to more senior CLO mezzanine debt holders and fund expenses. Economically, a CLO subordinated note security is equity-like in that it represents the residual interest in the CLO assets that bears the ultimate risk of loss and receives the benefits of success, but lacks features enabling its holders to direct the operations of the entity typically associated with equity instruments. Mezzanine debt represents the tranches immediately senior to the subordinated note, is usually rated BB to B, and represents approximately 4% to 7% of a CLO’s capital structure. Mezzanine debt tranches represent the second loss position, and can effectively become the residual interest if assets are insufficient to retire the mezzanine tranche at par.
CLO warehouses are short-to medium-term finance vehicles intended to aggregate loans for inclusion in a future CLO portfolio. Loan accumulation facilities are typically financed through income notes, representing the first-loss and residual interests in the vehicle, and senior debt. The senior debt of a loan accumulation facility typically leverages the income notes between three and six times prior to a CLO’s pricing and launch. Income notes of loan accumulation facilities have economic risks similar to those applicable to CLO subordinated notes insomuch as they pay returns equal to the income earned on the underlying portfolio less costs and fees incurred on senior financing, manager and other expenses, and bear losses on a first-dollar basis, but lack many of the contractual protections associated with a CLO indenture. Investing in a CLO warehouse does not create an obligation to participate in the CLO contemplated by the warehouse; however, we have often participated in the CLOs resulting from our CLO warehouse investments. Participation in a CLO warehouse investment may afford us the opportunity to enhance our returns through fee sharing agreements with the CLO collateral managers.
Structured Finance Securities are categorized as Subordinated Notes, Mezzanine Debt or a Loan Accumulation Facility in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
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
•selecting investments that we believe have a low probability of loss;
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
We expect to hold most of our middle-market debt investments to maturity or repayment, but we may sell some of our investments earlier for various reasons, including, but not limited to, relative value decisions compared to other investment opportunities, liquidity needs and credit risk. In attractive interest rate environments, portfolio companies may also opportunistically refinance our loans prior to maturity.

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
For the years ended December 31, 2023, 2022 and 2021, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement to reduce its base management fee for the 2024 calendar year on January 8, 2024.
The incentive fee has two parts. The first part of the incentive fee (the “Income Incentive Fee”) is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as original issue discount, or “OID”, debt instruments with PIK interest, equity investments with accruing or PIK dividend, and zero coupon securities), accrued income that we have not yet received in cash.
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
Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% per quarter (8.0% annualized). If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for OFS Advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. There is no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate, and there is no delay of payment if prior quarters are below the quarterly hurdle rate. Pre-incentive fee net investment income fees are prorated for any partial quarter based on the number of days in such quarter.
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
Expenses recognized under the Investment Advisory Agreement with OFS Advisor for the years ended December 31, 2023, 2022 and 2021, are presented below:

	Year Ended December 31,
	2023	2022	2021
Base management fees	$7,218	$7,979	$7,669
Incentive fees:
Income Incentive Fee	5,040	2,276	2,352
Capital Gains Fee(1)	—	(1,916)	1,916
(1) In accordance with GAAP, we are required to include aggregate unrealized appreciation on investments in the calculation and accrue a Capital Gains Fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment

Advisory Agreement. As of December 31, 2021, the cumulative Capital Gains Fee accrued by the Company was $1.9 million due to net unrealized appreciation in excess of cumulative net realized capital losses, none of which was payable as a Capital Gains Fee pursuant to the Investment Advisory Agreement. During the year ended December 31, 2022, we reversed the previously accrued $1.9 million Capital Gains Fee due to a reduction in net unrealized appreciation on the investment portfolio. As of December 31, 2023, no accrual of a Capital Gains Fee was required as cumulative net realized capital losses exceeded net unrealized appreciation. Any payment due under the terms of the current Investment Advisory Agreement is based on the calculation at the end of each calendar year or upon termination of the Investment Advisory Agreement.
Examples of Incentive Fee Calculation
Example 1—Income Related Portion of Incentive Fee:
Assumptions
•Hurdle rate(1) = 2.0%
•Base management fee(2) = 0.44%
•Other estimated expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
(1) Represents a quarter of the 8.0% annualized hurdle rate.
(2) Represents a quarter of the 1.75% annualized base management fee, which became effective October 31, 2013.
(3) Excludes offering costs associated with the issuance of equity securities.
Alternative 1
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 1.25%
•Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 0.61%
Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no incentive fee.
Alternative 2
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 2.80%
•Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.16%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.5%))

	=	(100% ×(2.16% – 2.0%)) + 0%

	=	100% × 0.16%

	=	0.16%

Alternative 3
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 3.50%
•Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.86%
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
All investment professionals of OFS Advisor and/or its affiliates, when and to the extent engaged in providing us with investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to these services, are provided and paid for by OFS Advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions including the allocable portion of compensation and overhead of personnel of OFS Services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
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
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which includes maintenance of financial records necessary for the production of reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, general supervision of the payment of our expenses, and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services provides managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of OFS

Services’ overhead in performing its obligations under the Administration Agreement, including rent, necessary software licenses and subscriptions, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer and their respective staffs. The Administration Agreement may be renewed annually with the approval of our Board, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions, we pay the fees associated with such functions at cost without incremental profit to OFS Services.
Expenses recognized under the Administration Agreement with OFS Services for the years ended December 31, 2023, 2022 and 2021, are presented below:

	Year Ended December 31,
	2023	2022	2021
Administration fees	$1,680	$1,742	$1,758
Indemnification
The Investment Advisory Agreement and the Administration Agreement both provide that OFS Advisor, OFS Services and their affiliates’ respective officers, directors, members, managers, partners, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement or the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement or the Administration Agreement.
Board Approval of the Investment Advisory and Administrative Agreements
Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 5, 2023. In reaching a decision to approve the continuation of the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates were reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.
Our Board also reviewed services provided under the Administrative Agreement, and approved its continuation at the April 5, 2023 meeting.
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
In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy; or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned; and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to participate in follow-on investments in our existing portfolio companies with private funds that do not hold any investments in such existing portfolio companies. However, if filed, there is no guarantee that such application will be granted.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy, put or call, options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental and may be changed without stockholder approval.
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
On May 3, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective May 3, 2019.” Additionally, effective November 26, 2013, we received exemptive relief from the SEC to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
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
Small Business Investment Company Regulations
On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million and requested the approval of the SBA to surrender its license to operate as a SBIC. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”.
SBIC I LP was limited in its ability to make distributions to us if it did not have sufficient accumulated net profit, in accordance with SBA regulations. Income distributions from SBIC I LP are limited to a statutory measurement of “retained earnings available for distribution” (“READ”) which generally is measured by adjusting undistributed net realized earnings for unrealized depreciation on investments, calculated in accordance with SBA regulations. Additionally, return of capital distributions from SBIC I LP required the pre-approval of the SBA. During the year ended December 31, 2023, SBIC I LP distributed READ and return of capital distributions to us of $4.5 million and $2.5 million, respectively.
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
Our internet address is www.ofscapital.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.
Code of Ethics
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
Our proxy voting decisions are made by those senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts to our client, including with respect to OFS Capital, those directors who are not interested persons, and we may request guidance from such persons on how to vote such proxies for their account.
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

Material U.S. Federal Income Tax Considerations
Election to be Taxed as a RIC. We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we are not required to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our otherwise taxable earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, to receive RIC tax treatment, we must meet the Annual Distribution Requirement. The excess of net long-term capital gains over net short-term capital losses, if any (“Net Capital Gains”), are not a component of the Annual Distribution Requirement, but impacts taxable income if not distributed as discussed below.
    Taxation as a RIC. If we:
•maintain our qualification as a RIC; and
•satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our ICTI or Net Capital Gains we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any ICTI or Net Capital Gain not distributed to our stockholders. We may also retain Net Capital Gains for investment through a deemed distribution. If we make a deemed distribution, stockholders will be treated for U.S. federal income tax purposes as if they had received an actual distribution of Net Capital Gains, net of taxes.
We are also subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of: (1) 98% of our net ordinary income for each calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year); and (3) any income and gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2023, 2022 and 2021, we accrued U.S. federal excise taxes of $0, $0.1 million and $0, respectively.
In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, certain payments with respect to loans of stock and securities, gains from the sale or other disposition of stock, securities, or foreign currencies and other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities or currencies, and net income derived from interests in “qualified publicly traded partnerships,” as such term is defined in the Code (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
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

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by: (1) the illiquid nature of our portfolio; and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. See “Regulation—Senior Securities.”
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise qualify for the dividends received deduction or constitute qualified dividend income as ineligible for such treatment, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be considered “qualifying income” for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.
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
Some of the income and fees that we recognize may result in income that will not be considered “qualifying income” for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees. OFSCC-MB, our taxable C-corporation subsidiary, held equity investments with an aggregate fair value of $2.8 million and $3.0 million as of December 31, 2023 and 2022, respectively, to prevent such non-qualifying income from adversely affecting our RIC status. During the years ended December 31, 2023, 2022 and 2021, OFSCC-MB incurred $0.1 million, $0.2 million and $0, respectively, of federal and state income taxes on its earnings and profits.
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

Conflicts of Interests
BDCs are generally prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, five percent or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases from, sales of assets to, or joint transactions with, such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases from, sales of assets to, or joint transactions with, the BDC’s officers, directors, and employees, and advisor (and its control affiliates).
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
If additional capital is necessary as a result of financial or other difficulties, or to finance growth or other opportunities, the accounts may or may not provide such additional capital, and if provided, each account will supply such additional capital in such amounts, if any, as determined by OFS Advisor. In addition, a conflict arises in allocating an investment opportunity if the potential investment target could be acquired by us, an Affiliated Account, or a portfolio company of an Affiliated Account. Investments by more than one account of OFS Advisor or its affiliates in a portfolio company also raise the risk of using assets of an account of OFS Advisor or its affiliates to support positions taken by other accounts of OFS Advisor or its affiliates, or that an account may remain passive in a situation in which it is entitled to vote. In addition, there may be differences in timing of entry into, or exit from, a portfolio company for reasons such as differences in strategy, existing portfolio or liquidity needs, different account mandates or fund differences, or different securities being held. These variations in timing may be detrimental to us.
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
Co-Investment with Affiliates. On August 4, 2020, we received our current Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
•Due to economic disruptions, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.
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
•If we make subordinated debt investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
•We and our investments are subject to interest rate risk.
We are subject to risks related to our securities and an investment in our common stock.
•There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•The market price of our common stock may fluctuate and decrease significantly.
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
The state of current worldwide financial markets, as well as various social, economic and political tensions in the United States and around the world (including war, terrorist attacks and other forms of conflict), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, global financial markets are currently experiencing supply chain disruptions, significant labor and resource shortages, elevated interest rates and the effects of high inflation. In addition, there is currently geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China.
The ongoing war between Russia and Ukraine and the resulting global responses, including economic sanctions by the United States, the European Union and other countries, and the escalated armed conflict in the Middle East have increased and could continue to increase volatility and uncertainty in the financial markets and adversely affect regional and global economies. The extent and duration of the ongoing conflicts in Ukraine and the Middle East and the repercussions of such conflicts are impossible to predict, but could result in significant market disruptions and may further negatively affect global supply chains, energy prices, inflation and global growth.
The elevated inflationary environment may continue and some economists predict that the U.S. economy may enter an economic recession. Any disruptions in the capital markets, as a result of economic, political and market instability (including as a result of a shutdown of U.S. government services, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us.
The global pandemic caused by the outbreak of the novel strain of coronavirus ("COVID-19") has in the past led, and may continue to lead, to significant economic disruption in the economy of the United States and the economies of other nations. While many of the emergency measures and recommendations imposed by governmental authorities in response to the pandemic, including restrictions on travel and the closure of non-essential businesses have been eased, the pandemic and the resulting economic dislocations caused substantial disruption, volatility and a reduction in liquidity in the capital markets and the credit markets, including the leveraged loan market specifically, which may continue for an extended period. Any such volatility or additional waves of the COVID-19 outbreak or future pandemics, as well as the generally negative economic impact of such events, may have adverse impacts on our business and our results of operations and financial condition. While certain markets have shown signs of stabilizing, market conditions remain uncertain and a period of deterioration and volatility could re-emerge.
Negative economic trends would also increase the likelihood that major financial institutions or other entities having a significant impact on the financial and credit markets may suffer a bankruptcy or insolvency, as occurred during the recession in the U.S. economy in 2008. In addition, certain industries may feel the impact of such negative economic trends more than others. There is a material possibility that economic activity will be volatile or will slow significantly, and some obligors may be significantly and negatively impacted by these negative economic trends. Although the leveraged finance and CLO markets have made significant recoveries from the adverse impact of the credit crisis, there can be no assurance that the leveraged finance and CLO markets will not be adversely impacted by future economic downturns or market volatility.
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
Due to economic disruptions, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.
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
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that we (i) declare on or before the later of the 15th day of the 9th month following the close of our taxable year or in the case of an extension of time for filing our return for the taxable year, the due date for filing such return taking into account such extension and (ii) pay during the following taxable year (but not later than the date of the first dividend payment of the same type of dividend made after such declaration). Such dividends will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2023 until as late as December 31, 2024. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to disruptions in the economy, including elevated interest rates and high inflation rates, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—In the future, we may choose to pay distributions in our own stock and stockholders may be required to pay tax in excess of the cash they receive.”
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
Our ability to achieve our investment objective and grow will depend on our ability to manage our business. This will depend, in turn, on the ability of the Advisor Investment Committees to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the Advisor Investment Committees’ ability to execute our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. OFS Advisor has substantial responsibilities under the Investment Advisory Agreement. OFS Advisor’s senior professionals and other personnel of OFS Advisor’s affiliates, including OFSC, may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
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
Many of our portfolio investments take the form of securities that are not publicly traded and their fair value may not be readily determinable. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”), which establishes requirements for good faith determinations of fair value, and addresses both the Board’s and the “valuation designee’s” roles and responsibilities relating to fair valuation. On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor, as valuation designee, to perform fair value determinations relating to our investments, for which market quotations are not readily available. In order for the Board to maintain oversight, OFS Advisor implemented the requirements as prescribed in Rule 2a-5. The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio, are, to a significant degree, subjective and dependent on a valuation process undertaken by OFS Advisor and overseen by our Board.

Valuation of certain investments will also be based, in part, upon third party valuation models which take into account various unobservable inputs.
A majority of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment and estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of independent service providers to prepare the valuation of the majority of these securities.
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
The participation of OFS Advisor’s professionals in our valuation process could also result in a conflict of interest since OFS Advisor’s base management fee is based, in part, on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets, other than assets held in OFSCC-FS and SBIC I LP, under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the base management fee payable to OFS Advisor is payable based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), OFS Advisor has a financial incentive to cause us to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to OFS Advisor.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us; therefore, provided certain conditions are met, we became subject to the reduced asset coverage ratio as of May 3, 2019. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective May 3, 2019.” As of December 31, 2023, our asset coverage ratio was 160%, excluding the debt held by SBIC I LP.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed Return on Portfolio	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(37.4)%	(24.4)%	(11.4)%	1.5%	14.5%
(1) Assumes $420.3 million in investments at fair value, $302.4 million in outstanding debt, $162.0 million in net assets, and an average cost of funds of 6.12% as of December 31, 2023. Our investment portfolio must experience an annual return of 4.41% at least to cover interest payments on the outstanding debt.
This example is for illustrative purposes only, and actual interest rates on and the amount of our borrowings are likely to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings” for additional information.
Insufficient cash flows may increase our risk of default of our debt obligations, including under our Unsecured Notes and our BNP Facility.
Any default under the agreements governing our indebtedness, including under our Unsecured Notes and our BNP Facility, that is not waived and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our other debt obligations. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. Our ability to generate sufficient cash flows in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure our stockholders that our business will generate cash flows from operations to meet the payment obligations of our debt obligations under our Unsecured Notes and our BNP Facility.
Because we received the approval of our Board, we became subject to 150% asset coverage effective May 3, 2019.
The 1940 Act generally prohibits a BDC from incurring indebtedness unless, immediately after such borrowing, it has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of its assets). However, Section 61(a)(2) of the 1940 Act allows a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met.
On May 3, 2018, our Board approved the application of the reduced asset coverage ratio to us made available under Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, we were able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the NAV attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause NAV to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
In addition, the ability of BDCs to increase their leverage will increase the capital available to BDCs and thus competition for the investments that we seek to make. This may negatively impact pricing on the investments that we do make and adversely affect our net investment income and results of operations.
Changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of elevated interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
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

However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with OFSAM Holdings and its affiliates or accounts managed by OFSAM Holdings’s affiliates. Although OFS Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation.
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
We have elected to be treated as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain tax treatment as a RIC. As a RIC, we are not required to pay U.S. federal income taxes at corporate rates on our income and capital gains distributed (or deemed distributed) to our stockholders, provided that we satisfy certain distribution and other requirements. To continue to qualify for tax treatment as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC will be satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, and may, in the future, issue preferred stock, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to U.S. federal income tax at corporate rates. To maintain our qualification for tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for tax treatment as a RIC for any reason and become subject to U.S. federal income tax at corporate rates, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and on the value of our common stock. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accrual of OID and the recognition of PIK interest or dividends. This may arise if we purchase assets at a discount, receive warrants in connection with the making of a loan or in other circumstances, or through contracted PIK interest or dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash), which represents contractual interest or dividends added to the loan balance or equity security and due at the end of the investment term. Such OID, which could be significant relative to our overall investment activities, or increases in loan or equity investment balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We may also be required to include in income certain other amounts that we will not receive in cash.
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
We distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with guidance issued by the Internal Revenue Service, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If this and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, stockholders receiving such distribution would be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock received as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and, depending on the market price of our stock at the time of the sale, the sales proceeds may be less than the amount included in income with respect to the dividend. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
Because we expect to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as RIC under the Code and will not have to pay U.S. federal income taxes at corporate rates on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our U.S. federal tax liability at corporate rates. Because we received the approval of our Board, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective May 3, 2019.” This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.
Our Banc of California Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the Banc of California Credit Facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The Banc of California Credit Facility provides us with a senior secured revolving line of credit of up to $25.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the Banc of California Credit Facility. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP, and our partnership interest in SBIC I LP. The Banc of California Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees and a maximum ratio of liabilities divided by NAV. The Banc of California Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The Banc of California Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the Banc of California Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the Banc of California Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of December 31, 2023, we had an outstanding balance of $0 under the Banc of California Credit Facility. Availability under the Banc of California Credit Facility as of December 31, 2023 was $25.0 million based on the stated advance rate of 50% under the borrowing base.
Adverse developments in the credit markets may impair our ability to secure debt financing.
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. Elevated interest rates and the effects of high inflationary environments may continue, and it is possible the U.S. economy may enter an economic recession. As a result, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
If we are unable to consummate credit facilities on commercially reasonable terms, or if the banks and financial institutions with whom we have credit facilities enter into receivership, undergo consolidation or become insolvent, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may be favorable or if adverse conditions in particular sectors of the financial markets could adversely impact our business.
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which would adversely impact our results of operations or financial condition.
Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our, and our portfolio companies’ business, results of operations or financial condition.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels, including those that govern BDCs, RICs, or non-depository commercial lenders. These laws and regulations, including applicable accounting standards, as well as their interpretation, may change from time to time, including as the result of directives from the U.S. President and others in the executive branch, and new laws, regulations, accounting standards and interpretations may also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
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
Further, the current U.S. presidential administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our portfolio companies to other types of transition risks, such as: (i) political and policy risks (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations); (ii) regulatory and litigation risks (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change); (iii) technology and market risks (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions); (iv) business trend risks (including the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest); and (v) potential harm to our reputation if our stockholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of our portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.

Loss of tax treatment as a RIC would reduce our NAV and distributable income.
We have qualified for tax treatment as a RIC under Subchapter M of the Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that we distribute to our stockholders, provided that we satisfy certain distribution and other requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for tax treatment as a RIC in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our NAV and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.
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
OFS Advisor and its affiliates manage other assets, including those of other BDCs, registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a sub-advisor and CLOs, and may manage other entities in the future. These other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to HPCI, a non-traded BDC that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first lien, second lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both HPCI and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. HPCI operates as a distinct and separate entity and any investment in our common stock will not be an investment in HPCI. In addition, our executive officers serve in substantially similar capacities for HPCI and OCCI and certain of our independent directors serve in a similar capacity for HPCI or OCCI. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
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
For example, in the event that one Affiliated Account has a controlling or significantly influential position in a portfolio company, that Affiliated Account may have the ability to elect some or all of the board of directors of such a portfolio company, thereby controlling its policies and operations, including the appointment of management, future issuances of securities, payment of dividends, incurrence of debt and entering into extraordinary transactions. In addition, a controlling Affiliated Account is likely to have the ability to determine, or influence, the outcome of operational matters and to cause, or prevent, a change in control of such a portfolio company. Such management and operational decisions may, at times, be in direct conflict with us or other Affiliated Accounts that have invested in the same portfolio company that do not have the same level of control or influence over the portfolio company.
If additional capital is necessary as a result of financial or other difficulties, or to finance growth or other opportunities, we or other Affiliated Accounts may or may not provide such additional capital, and if provided, each Affiliated Account will supply such additional capital in such amounts, if any, as determined by OFS Advisor and/or OFS Advisor’s affiliates. Investments by more than one Affiliated Account in a portfolio company also raises the risk of using assets of an Affiliated Account of OFS Advisor to support positions taken by other Affiliated Accounts, or that a client may remain passive in a situation in which it is entitled to vote. In addition, there may be differences in timing of entry into, or exit from, a portfolio company for reasons such as differences in strategy, existing portfolio or liquidity needs, different Affiliated Account mandates or fund differences, or different securities being held. These variations in timing may be detrimental to us.
The application of our investment mandate as compared to investment mandates of other Affiliated Accounts and the policies and procedures of OFS Advisor and OFS Advisor's affiliates are expected to vary based on the particular facts and circumstances surrounding each investment by two or more Affiliated Accounts, in particular when those Affiliated Accounts are in different classes of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure) and, as such, there may be a degree of variation and potential inconsistencies in the manner in which potential or actual conflicts are addressed.
Our independent directors may face conflicts of interest related to their obligations to the Affiliated Funds for which they also serve as independent directors.
All of the independent directors of our Board also serve as independent directors of the board of directors of HPCI or OCCI, Affiliated Funds managed by OFS Advisor. In their capacities as directors for an Affiliated Fund board, the independent directors have a duty to make decisions on behalf of that Affiliated Fund that are in the best interests of that Affiliated Fund and its stockholders. Accordingly, our independent directors may face conflicts of interest when making a decision on behalf of one

Affiliated Fund that may not be in the best interest of the other Affiliated Fund(s). For example, the SEC has granted exemptive relief to us, OFS Advisor, HPCI, OCCI, and certain other of our affiliates to co-invest in certain transactions that would otherwise be prohibited by the 1940 Act. In accordance with that relief, the independent directors must make certain findings on behalf of each Affiliated Fund with respect to initial co-investment transactions, including that the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Affiliated Fund and its stockholders and do not involve overreaching in respect of the Affiliated Fund or its stockholders on the part of any of the other participants in the proposed transaction. Under such circumstances, the independent directors may face conflicts of interest when making these determinations on behalf of us, HPCI and OCCI.
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
Many of our portfolio investments are made in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments. As valuation designee, OFS Advisor determines the fair value of our portfolio investments in good faith, and, as a result, there may be uncertainty as to the value of our portfolio investments. In addition, the members of our Board who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of OFS Advisor in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our Board, could result in a conflict of interest since OFS Advisor’s base management fee is based, in part, on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates.
We have entered into a license agreement with OFSAM under which OFSAM has granted us a non-exclusive, royalty-free license to use the name “OFS.” See “Item 1. Business—Management and Other Agreements—License Agreement.” In addition, we rent office space from a subsidiary of OFSAM and pay that subsidiary our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer and chief accounting officer. This creates conflicts of interest that our Board must monitor.
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
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases from, sales to, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities, with such affiliates. Any person that owns, directly or indirectly, five percent or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases of assets from or sales of assets to or joint transactions with such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases of assets from, or sales of assets to or joint transactions with, the BDC’s officers, directors, and employees, and advisors (and its affiliates).

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
In addition, we may file an application for an amendment to our existing Order to permit us to participate in follow-on investments in our existing portfolio companies with private funds that do not hold any investments in such existing portfolio companies. However, if filed, there is no guarantee that such application will be granted. When we invest alongside clients of OFSAM Holdings and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, and/or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:
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
In the course of our investing activities, we will pay management and incentive fees to OFS Advisor. The base management fee is based on our total assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including any assets owned by any consolidated entity, OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, OFS Advisor or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.
We may pay an incentive fee on income we do not receive in cash.
The part of the incentive fee payable to OFS Advisor that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for OFS Advisor to the extent that it may encourage OFS Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. OFS Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because OFS Advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive previously accrued deferred income in cash.

OFS Advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify OFS Advisor against certain liabilities, which may lead OFS Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our Board in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its affiliates, and its and their respective officers, directors, members, managers, partners, stockholders and employees, will not be liable to us or any subsidiary of ours, or our or their respective officers, directors, members, managers, partners, stockholders or employees, for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its affiliates, and its and their respective officers, directors, members, managers, partners, stockholders and employees, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
OFS Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If OFS Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the OFS Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
OFS Services can resign from its role as our Administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Services has the right to resign under the Administration Agreement, whether we have found a replacement or not. If OFS Services resigns, we may not be able to find a new administrator or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by OFS Services. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
As of December 31, 2023, we had $302.4 million of debt outstanding. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all.
If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in our stockholders’ best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve any such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). On July 19, 2023, our stockholders approved a proposal that authorizes us to issue shares of our common stock at a price below our current NAV, subject to certain limitations, for up to 12 months from such approval. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and our stockholders might experience dilution.
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
Investments in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold due to the significant volatility of such companies. Negative developments may be accompanied by deterioration of the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Such developments may ultimately result in the leveraged companies in which we invest entering into bankruptcy proceedings, which have a number of inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is difficult to estimate the extent of, or even to identify, any contingent claims that might be made. Certain claims that have priority by law (for example, claims for taxes) may be substantial. In addition, our subordinated loans are generally subordinated to senior loans and are generally unsecured, other creditors may rank senior to us in the event of a bankruptcy proceeding.
Our investments in debt instruments may include “covenant-lite” loans. Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their financial covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies may be impacted by the effects of inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to the effects of inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
Any of our portfolio companies operating in the Health Care and Social Assistance industry are subject to extensive government regulation and certain other risks particular to that industry.
We invest in companies in the Health Care and Social Assistance industry. Our investments in portfolio companies that operate in this sector are subject to significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products and change prices for certain regulated products. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal levels, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, health insurance reform could have a significant effect on our portfolio companies in this industry, and may force our portfolio companies in this industry to change how they do business. We can give no assurance that our portfolio companies will be able to adapt successfully in response to these changes.
Portfolio companies in the Health Care and Social Assistance industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed.
Any of these factors could materially adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.
The documents governing the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions.”
The documents governing the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions,” where majority lenders or debtors can amend the documents to the detriment of other lenders, in order to move collateral, or in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may adversely affect our rights and security priority with respect to such loans.
Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are risky, and we could lose all or part of our investment.
Investments in private and middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of OFS Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make fully informed investment decisions, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. Such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and general economic downturns.
Middle-market companies are more likely to be considered lower grade investments, commonly called “junk bonds,” which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by OFS Advisor to be of comparable quality. Lower grade securities or comparable unrated securities are considered predominantly speculative regarding the issuer’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, an investment in the Company is subject to the following specific risks: (i) increased price sensitivity due to a deteriorating economic environment; (ii) greater risk of loss due to default or declining credit quality; (iii) the inability to make interest and/or principal payments due to adverse company specific events; and (iv) depression of the price and liquidity of lower grade securities if a negative perception of the lower grade debt market develops. This negative perception could last for a significant period of time.
Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio companies and, in turn, on us. Middle-market companies may also be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and OFS Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in middle-market companies.
Investments in equity securities involve a substantial degree of risk.
We have purchased, and may purchase in the future, common stock and other equity securities, including warrants, in various portfolio companies. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on the portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event the portfolio company issues additional securities. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.
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
In addition to the general risks associated with debt securities and structured products discussed herein, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that the investments in CLOs are subordinate to other classes or tranches thereof; (iv) the potential of spread compression in the underlying loans of the CLO, which could reduce credit enhancement in the CLOs; and (v) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results. CLO equity securities that we may acquire are subordinated to more senior tranches of CLO debt. CLO equity securities are subject to increased risks of default relative to the holders of superior priority interests in the same securities. In addition, at the time of issuance, CLO equity securities are under-collateralized in that the liabilities of a CLO at inception exceed its total assets. When we invest in a CLO, we may be in a first loss or subordinated position with respect to realized losses on the CLO’s assets. In addition, we may recognize phantom taxable income from our investments in the subordinated tranches of CLOs.
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
We will have no influence on the management of underlying investments managed by non-affiliated third-party CLO collateral managers.
We are not responsible for, and have no influence over, the asset management of the portfolios underlying the Structured Finance Securities we hold as those portfolios are managed by non-affiliated third-party CLO collateral managers. Similarly, we are not responsible for, and have no influence over, the day-to-day management, administration or any other aspect of the issuers of the CLOs. As a result, the values of the portfolios underlying our Structured Finance Securities could decrease as a result of decisions made by third-party CLO collateral managers.
We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.
    We will, at times, take a security interest in the available assets of our portfolio companies, including the equity interests of their subsidiaries and, in some cases, the equity interests of our portfolio companies held by their stockholders. In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. There is a risk that the collateral securing our loans may: (i) decrease in value over time; (ii) be difficult to sell in a timely manner; (iii) be difficult to appraise; and (iv) fluctuate in value based upon the success or deterioration of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. Additionally, in the case of certain of our investments, we do not have a first lien position on the collateral and may not receive the full value of the collateral upon liquidation. If the underlying collateral value is less than the loan amount, we will suffer a loss.
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
Borrowers of Broadly Syndicated Loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. This would allow the borrower to take various actions with respect to the unrestricted subsidiary including, among other things, incur debt, grant security on its assets, sell assets, pay dividends or distribute shares of the unrestricted subsidiary to the borrower’s stockholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in Broadly Syndicated Loans accordingly.
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
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by OFS Advisor, as our valuation designee. As part of the valuation process, OFS Advisor may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, OFS Advisor will use the pricing indicated by the external event to corroborate the valuation. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
We are a non-diversified management investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified management investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.
Although we believe our portfolio is well-diversified across companies and industries, our portfolio is, and may in the future be, concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting investments in any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
As of December 31, 2023, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, based on its fair value of $70.9 million, $70.7 million of which represents unrealized appreciation, accounted for 17% of our total investment portfolio at fair value, or 44% of total net assets. A deterioration in this portfolio company’s operating performance or other factors underlying the valuation of this investment could have a material impact on our NAV.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain, in whole or in part, our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources. The failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because: (i) we may not want to increase our level of risk; (ii) we prefer other opportunities; or (iii) we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by OFS Advisor’s allocation policy.
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or prevent decisions by management of our portfolio companies that could decrease the value of our investments.
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
We have invested a substantial portion of our capital in senior secured, unitranche, second lien and subordinated loans issued by our portfolio companies. The portfolio companies may be permitted to incur other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use to repay its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
If we make subordinated debt investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
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
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate, or we may be required to repurchase the securities, in each case resulting in potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
If we engage in hedging transactions, we may be subject to additional risks.
Engaging in hedging transactions would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.
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
Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.
The 1940 Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate a significant number of investments in securities of non-U.S. portfolio companies. We expect that these investments would focus on the same debt investments that we make in U.S. middle-market companies and/or Broadly Syndicated Loans and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings.
Investing in non-U.S. portfolio companies may expose us to additional risks not typically associated with investing in U.S. companies, including changes in exchange control regulations, political and social instability, expropriation and imposition of foreign taxes. In addition, any investments that we make that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Factors such as trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments may affect currency values. We may employ hedging techniques to minimize these risks, but we cannot assure you that we will, in fact, hedge currency risk, or, that if we do, such strategies will be effective. Further, we may have difficulty enforcing creditor’s rights in non-U.S. jurisdictions.
We may not realize gains from our equity investments.
When we invest in senior secured, unitranche, second lien and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, except as described below, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we invest in may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We and our investments are subject to interest rate risk.
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
SOFR Floor Risk. Because CLOs generally issue debt on a floating rate basis, an increase in SOFR will increase the financing costs of CLOs. Many of the senior secured loans held by these CLOs have SOFR floors such that, when SOFR is below the stated SOFR floor, the stated SOFR floor (rather than SOFR itself) is used to determine the interest payable under the loans. Therefore, if SOFR increases but stays below the average SOFR floor rate of the senior secured loans held by a CLO, there would not be a corresponding increase in the investment income of such CLOs. The combination of increased financing costs without a corresponding increase in investment income in such a scenario would result in smaller distributions to equity holders of a CLO.
Reference Rate Risk. Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that matured after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The Federal Reserve Board adopted a final rule in December 2022 implementing the LIBOR Act and specified benchmarks based on SOFR.
Although the transition process away from LIBOR has become increasingly well-defined, the transition process is complex. The adoption of SOFR as a reference rate for CLO transactions is recent, and there is minimal historical data. Although the Federal Reserve Bank of New York started publishing SOFR in 2018 and has started publishing historical indicative SOFR dating back to 2014, such historical data inherently involves assumptions, estimates and approximations. Since the initial publication of SOFR, daily changes in SOFR have, on occasion, been more volatile than daily changes in comparable reference rate or market rates, and SOFR rates may bear little or no relation to historical actual or historical indicative data. In addition, there are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. The use of SOFR or other alternative reference rates could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.
Benchmark Rate Mismatch. Many underlying corporate borrowers can elect to pay interest based on 1-month term SOFR, 3-month term SOFR and/or other term SOFR or benchmark rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month term SOFR plus a spread. The 3-month term SOFR rate may fluctuate in excess of other potential term SOFR or other benchmark rates, which may result in many underlying corporate borrowers electing to pay interest based on a shorter or different, but in any event, lower term SOFR or other benchmark rate. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen as the amount by which the 3-month term rate exceeds such other chosen term SOFR or other benchmark rate.
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
When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated taxable (or tax-basis) earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. A return of capital is a return to stockholders of a portion of their original investment in us rather than income or capital gains.
The market price of our common stock may fluctuate and decrease significantly.
As with any stock, the market price of our common stock will fluctuate with market conditions and other factors. Our common stock is intended for long-term investors and should not be treated as a trading vehicle. Shares of BDCs frequently trade at a discount from their NAV. The market price and liquidity in the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC or BDC status;
•our origination activity, including the pace of, and competition for, new investment opportunities;
•our ability to incur additional leverage pursuant to Section 61(a)(2) of the 1940 Act and the impact of such leverage on our net investment income and results of operations;
•changes, or perceived changes, in earnings or variations in operating results;
•changes, or perceived changes, in the value of our portfolio of investments, including upon the sale or disposition of any such investments;
•changes in accounting guidelines governing the valuation of our investments;
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
•general economic trends and other external factors; and/or
•loss of a major funding source.
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
If our common stock is trading below its NAV per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have historically traded at discounts to their NAVs. As of December 31, 2023, our NAV per share was $12.09 and the closing price of our common shares on the Nasdaq

Global Select Market was $11.70. If our common stock trades below NAV, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below NAV is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV.
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
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of: (i) failing to maintain the required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or units; (ii) a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units; or (iii) our current investment income not being sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. If we do not maintain our required asset coverage ratios, we may not be permitted to declare dividends. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may, at times, have disproportionate influence over our affairs.
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
Our Unsecured Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Unsecured Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding (including the Banc of California Credit Facility and the BNP Facility) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured and to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Unsecured Notes.
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

Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Unsecured Notes will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including SBIC I LP and OFSCC-FS. Certain of these entities currently serve as guarantors under the Banc of California Credit Facility or the BNP Facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the Unsecured Notes.
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
The indenture under which the Unsecured Notes were issued offers limited protection to holders of the Unsecured Notes. The terms of the indenture and the Unsecured Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Unsecured Notes. In particular, the terms of the indenture and the Unsecured Notes will not place any restrictions on our or our subsidiaries’ ability to:
•    issue securities or otherwise incur additional indebtedness or other obligations, including: (i) any indebtedness or other obligations that would be equal in right of payment to the Unsecured Notes; (ii) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Unsecured Notes to the extent of the values of the assets securing such debt; (iii) our indebtedness that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Unsecured Notes; and (iv) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Unsecured Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A), as modified by the provisions of Section 61(a), of the 1940 Act as may be applicable to us from time to time, or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (now 150%, effective since May 3, 2019) after such borrowings. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective May 3, 2019”;
•    pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Unsecured Notes, including subordinated indebtedness, in each case, other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B), as modified by the provisions of Section 61(a), of the 1940 Act as may be applicable to us from time to time, or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) any no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B), as modified by the provisions of Section 61(a), of the 1940 Act as may be applicable to us from time to time in order to maintain the BDC’s status as a RIC under Subchapter M of the Code. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% (now 150%, effective since May 3, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective May 3, 2019”;
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
We may choose to redeem the Unsecured Notes Due October 2028 (without a prepayment penalty) or the Unsecured Notes Due February 2026 (subject to a prepayment penalty) at any time prior to their respective maturities, especially if prevailing interest rates are lower than the rate borne by the Unsecured Notes. If prevailing rates are lower at the time of redemption, and we redeem the Unsecured Notes, Unsecured Note holders would likely not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Unsecured Notes being redeemed. Our redemption right may also adversely impact Unsecured Note holders’ ability to sell the Unsecured Notes.
General Risk Factors
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, variations in the timing and recognition of any non-recurring fee or dividend income, distributions from portfolio companies, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investments in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
We risk damage to our brand and reputation if we fail to act (or are perceived to not act) responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, corporate governance, support for local communities and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and our relationships with investors, all of which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to any ESG activities will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies and legislation or issued related legal opinions. If investors subject to such legislation view any of our ESG activities as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the price of our common stock.
Regulatory initiatives related to ESG, and the scope and timing of these initiatives, could also adversely affect our business. The SEC has proposed rules to require disclosure of certain ESG-related matters, which may be adopted in 2024. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our investments conduct business and adversely affect our profitability.

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
A cybersecurity incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Despite careful security and controls design, our information technology systems and the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks, the result of which may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation damage to business relationships and damage to our competitiveness, stock price, and long-term stockholder value. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our, our portfolio companies’ and our third-party vendors’ reliance on technology has increased, so have the risks posed to our information systems, both internally and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, including the SEC, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks and upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. If we fail to comply with relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. Further, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from new flexible work arrangements have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard systems could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct business operations. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we or our portfolio companies may operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, and many of these laws and regulations can be inconsistent across jurisdictions and are subject to evolving and, at times, conflicting interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This scrutiny can result in new and shifting interpretations of existing laws, thereby further impacting our business. For example, the General Data Protection Regulation in the European Economic Area and the United Kingdom continues to be interpreted by European and UK courts in novel ways, leading to shifting requirements, country specific differences in application and uncertain enforcement priorities. More recently, new and emerging state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act and the California Privacy Rights Act, as well as industry self-regulatory codes and regulatory requirements, create new privacy and security compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. As a security example, pursuant to the SEC’s Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, we are required to make certain disclosures related to material cybersecurity incidents and the reasonably likely impact of such an incident on Form 8-K and will be required to make certain other cybersecurity disclosures, including in this Annual Report on Form 10-K. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could be costly and lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management’s attention and governmental investigations. Non-compliance with any of the aforementioned laws, rules or regulations or other similar laws, rules and regulations, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties.
We are subject to risks associated with artificial intelligence and machine learning technology.
Recent technological advances in artificial intelligence and machine learning technology (“Machine Learning Technology”) pose risks to us, OFS Advisor and any third parties that we engage with. We could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and OFS Advisor are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.
Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us and our business.
We are subject to risks in using custodians, counterparties, administrators and other agents.
We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our stockholders to reputational damage, penalties or losses. We depend on third parties to provide primary and backup communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party service providers and replacement of any one of our service providers could be difficult and result in disruption and expense.
Increased geopolitical unrest, terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, acts of war, global health emergencies or natural disasters as well as government responses to these types of threats, may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, acts of war, global health emergencies or natural disasters could further affect the domestic and global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or a government shutdown could negatively impact our liquidity, financial condition and earnings.
U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have previously lowered, or threatened to lower, the long-term sovereign credit rating on the United States.
The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time and may lead to additional U.S. federal government shutdowns. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.    Cybersecurity
Our Cybersecurity Risk Management Approach
OFS Advisor utilizes the IT department (“IT Department”) of CIM Group, LLC (“CIM Group”), an affiliate, as its IT administrator. The IT Department is responsible for the design and implementation of OFS Advisor’s IT environment and controls, including policies and procedures to identify, assess and manage material risks from cybersecurity threats, which are integrated into OFS Advisor’s internal controls and IT systems.
In collaboration with the IT Department, OFS Advisor's cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks and resiliency against incidents. The IT Department's cybersecurity risk management policies and procedures include, among other things: enterprise-wide hardware and software management and security controls; employee training; security assessments; penetration testing; security audits and ongoing risk assessments; due diligence on, and monitoring and oversight of, key third-party providers; vulnerability management; and management oversight to assess, identify and manage material risks from cybersecurity threats. The IT Department’s controls leverage the National Institute of Standards and Technology Cyber Security Framework. The IT Department also utilizes industry and government associations, the results from regular internal and third-party audits and other similar resources to inform its cybersecurity processes and to allocate resources, including resources allocated to OFS Advisor.
In addition, OFS Advisor’s employees receive mandatory training on cybersecurity matters at such employee’s new hire and annually thereafter, periodic training and information updates that address new cybersecurity threats and trends, and quarterly “phishing” and social engineering testing to evaluate the effectiveness of the cybersecurity training program and raise employee awareness of cybersecurity threats.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
While we do not believe that our business strategy, result of operations or financial condition have been materially adversely affected by any cybersecurity incidents, for further discussion of cybersecurity risks, see “Item 1A. Risk Factors—Risk Related to Our Securities and an Investment in our Common Stock—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”
Management Oversight of Cybersecurity Risk Management
Management’s role in assessing and managing material cybersecurity risks includes various management positions, committees and subcommittees responsible for assessing such risks. The IT Department’s internal processes require escalation of material cybersecurity risks to its management and its Cybersecurity Committee (the “Committee”) for evaluation and, where appropriate, for escalation to the Board. The Committee consists of CIM Group’s Chief Technology Officer (the “CTO”), CIM Group’s Chief Compliance Officer (the “CCO”), and OFS Advisor’s General Counsel (the “GC”), who has received a CERT

Certificate in Cyber Oversight through the Cyber Oversight Program of the National Association of Corporate Directors, as well as representatives from CIM Group’s operations, compliance and accounting departments. The Committee is also responsible for implementing our cybersecurity strategy and overseeing and managing our cybersecurity risk.
In addition to the Committee’s responsibilities, OFS Advisor has established a Cybersecurity Subcomittee (the “Subcommittee”). The Subcommittee consists of the CCO, the CTO, the GC, and the chief financial officer of each of OFS Advisor’s public clients, including our Chief Financial Officer. The Subcommittee is responsible for overseeing our cybersecurity-related public disclosure obligations and ensuring our management and the Board is informed of material cybersecurity incidents affecting us and OFS Advisor. The Committee is chaired by CIM Group’s CTO, and the Subcommittee is co-chaired by CIM Group’s CTO and the CCO.
The Committee and Subcommittee each conduct both regular quarterly and as-needed meetings throughout the year during which members of the IT Department provide updates and report on meaningful cybersecurity risks, threats, incidents and vulnerabilities in accordance with the Committee’s and the Subcommittee’s respective reporting frameworks, as well as related priorities, mitigation and remediation activities, financial and employee resource levels, regulatory compliance, technology trends and third-party provider risks. To help inform this reporting framework, the IT Department and OFS Advisor maintain incident response plans and other policies and procedures designed to respond to, mitigate and remediate cybersecurity incidents based on the potential impact to our business, IT systems, network or data, including data held by third parties, or to the IT or other critical services provided by third-party vendors and service providers.
The IT Department’s management responsible for developing and executing both OFS Advisor’s and our cybersecurity policies, and is comprised of individuals with either formal education and degrees in IT or cybersecurity, or with experience working in IT and cybersecurity, including relevant industry experience in security related industries.
We believe that the processes, policies and procedures established by the Committee and the Subcommittee provide guidance for consistent and effective incident handling and response and set standards for internal notifications and escalations, as well as external notification considerations with respect to a cybersecurity event or incident requiring disclosure or notification in accordance with applicable laws.
Board of Directors Oversight of Cybersecurity Risk Management
Our Board has ultimate oversight of cybersecurity risks as part of our enterprise risk management program, including oversight of the processes implemented by OFS Advisor and the IT Department to identify, assess, manage and mitigate cybersecurity risks. The Board receives quarterly updates from senior management of OFS Advisor and the IT Department with respect to the effectiveness of the cyber readiness and cybersecurity program that the IT Department administers on our behalf. This oversight includes briefing and a report by the CTO or CIM Group’s Head of Operations, as well as a discussion of any cybersecurity breaches detected by the IT Department and a summary of, among other things, the current cybersecurity threat landscape, defensibility measures implemented by the IT Department, the health of our information security system, effectiveness of our cybersecurity controls and recoverability and business continuity testing.
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
Item 3.     Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2023. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMMON STOCK AND HOLDERS
Our common stock is traded on the Nasdaq Global Select Market under the symbol “OFS”. The last reported sale price for our common stock on the Nasdaq Global Select Market on February 27, 2024 was $11.59 per share. As of February 27, 2024, there were two holders of record of the common stock, one of which was OFSAM Holdings. A holder of record does not identify stockholders for whom shares are held beneficially in “nominee” or “street name”.
The following table lists the high and low sale price for our common stock, NAV per share, and the cash distributions per share that we have declared on our common stock for each fiscal quarter during the last two most recently completed fiscal years. The stock quotations are inter-dealer quotations and do not include markups, markdowns or commissions.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share
Period		High	Low
Fiscal 2023
Fourth Quarter	$12.09	$12.41	$9.69	2.6%	-19.9%	$0.34
Third Quarter	$12.74	$12.44	$9.51	-2.4%	-25.4%	$0.34
Second Quarter	$12.94	$11.01	$9.10	-14.9%	-29.7%	$0.33
First Quarter	$13.42	$10.92	$9.60	-18.6%	-28.5%	$0.33
Fiscal 2022
Fourth Quarter	$13.47	$11.25	$8.03	-16.5%	-40.4%	$0.30
Third Quarter	$13.58	$11.50	$7.54	-15.3%	-44.5%	$0.29
Second Quarter	$14.57	$13.47	$9.72	-7.5%	-33.3%	$0.29
First Quarter	$15.52	$13.18	$9.40	-15.1%	-39.4%	$0.28
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
*    Not determinable at the time of filing.

Issuer Purchases of Equity Securities
Stock Repurchase Program
On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchase in connection with the Stock Repurchase Program. During the year ended December 31, 2023, we did not make any repurchases of our common stock.
The following table summarizes the shares of common stock that we repurchased under the Stock Repurchase Program during the periods noted below (amounts in thousands except shares):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2021 through January 31, 2021	700	$6.72	700	$9,992
September 1, 2022 through September 30, 2022	28,335	8.14	28,335	9,762
October 1, 2022 through October 31, 2022	13,919	8.63	13,919	9,642
January 1, 2023 through December 31, 2023	—	—	—	9,642
Total	42,954	$8.26	42,954	$9,642
Dividend Reinvestment Plan (DRIP)
During the year ended December 31, 2023, there was $0.3 million of distributions reinvested under the DRIP. For additional information concerning the DRIP, see Note 10 of our consolidated financial statements in “Part II, Item 8. Financial Statements and Supplementary Data.”

Sales of Unregistered Securities
We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the Standard & Poor’s BDC Index, for the last 10 fiscal years. The graph assumes that, on December 31, 2013, a person invested $10,000 in our common stock, the Standard & Poor’s 500 Stock Index, the Russell 1000 Index and the Standard & Poor’s BDC Index. The graph measures total stockholder return, which takes into account changes in stock price and assumes reinvestment of all dividends and distributions prior to any tax effect.

Total Return Performance
Total Return (%)
250.00
200.00
150.00
100.00
50.00
0.00
(50.00)
(100.00)
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
OFS Capital Corporation
S&P 500
S&P BDC Index
Russell 1000

	Annualized Total Returns
	1 Year	5 Year	10 Year
OFS Capital Corporation	30.2%	15.3%	11.6%
S&P 500	26.3%	15.7%	12.0%
S&P BDC Index	27.6%	13.2%	6.8%
Russell 1000	26.5%	15.5%	11.8%
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

Stockholder transaction expenses:
Sales load borne by us (as a percentage of offering price)	—%	(1)
Offering expenses borne by us (as a percentage of offering price)	—%	(1)
Dividend reinvestment plan fees (per sales transaction fee)	$15.00	(2)
Total Stockholder transaction expenses (as a percentage of offering price)	—%	(1)

Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees payable under the Investment Advisory Agreement	5.21%	(3)
Incentive fees payable under the Investment Advisory Agreement	3.11%	(4)
Interest payments on borrowed funds	12.03%	(5)
Other expenses	3.11%	(6)
Total annual expenses, before base management fee reduction	23.46%
Base management fee reduction	(0.75)%	(8)
Total annual expenses, net of base management fee reduction	22.71%	(7)
(1)     The amounts set forth in this table do not reflect the impact of any sales load, sales commission or other offering expenses borne by the Company and its stockholders. If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the offering price and the estimated offering expenses and total stockholder transaction expenses borne by the Company and its common stockholders as a percentage of the offering price. In the event that shares of our common stock are sold to or through underwriters, the applicable prospectus or prospectus supplement will also disclose the applicable sales load and the “Example” will be updated accordingly.
(2)     The expenses of the DRIP are included in “other expenses.” The plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan except that, if a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds.
(3)     Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents) but including assets purchased with borrowed amounts, and including assets owned by any consolidated entity. This item represents actual base management fees incurred by us during the year ended December 31, 2023 before the effect of the base management fee reduction on certain assets and assumes net assets of $162.0 million and leverage of $302.4 million, which reflects our net assets and leverage as of December 31, 2023. As discussed in footnote (8), below, OFS Advisor agreed to reduce a portion of its base management fee on certain assets; the base management fees of 5.21% presented in the table above does not reflect the (0.75)% effect of the base management fee reduction on certain assets. See “Management and Other Agreements—Investment Advisory Agreement.”
(4)     The incentive fee in the table above is based on actual amounts incurred for the Income Incentive Fee for the year ended December 31, 2023, which includes the effects of the base management fee reduction discussed in footnote (3). The Capital Gains Fee will be accrued, but not necessarily become payable, if, on a cumulative basis, the sum of net realized capital gains and losses plus net unrealized appreciation and depreciation is positive. The amount set forth in the table assumed the Capital Gains Fee is 0.0%.
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
•The Capital Gains Fee, payable annually in arrears, equals 20.0% of our realized capital gains on a cumulative basis, if any (or upon the termination of the Investment Advisory Agreement, as of the termination date), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The incentive fee is determined on a consolidated basis. We accrue the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains and losses plus net unrealized appreciation and depreciation is positive. See “Management and Other Agreements—Investment Advisory Agreement.”
(5)     Interest payments on borrowed funds is based on our estimated cost of funds on our outstanding indebtedness as of December 31, 2023. Based on our outstanding indebtedness as of December 31, 2023, our estimated annualized cost of funds, which includes all interest and amortization of debt issuance costs is 6.01%. As of December 31, 2023, our asset coverage ratio was 160% (which excludes the SBA debentures as a result of exemptive relief granted to us by the SEC) as permitted under Section 61(a)(2) of the 1940 Act.
    We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. As of December 31, 2023, availability under the Banc of California Credit Facility and BNP Facility was $25.0 million and $59.5 million, respectively, both subject to a borrowing base and other covenants. Our stockholders will bear directly or indirectly the costs of borrowings under any debt instruments we may enter into.
(6)     “Other Expenses” referenced in the table above are based on actual amounts incurred for the year ended December 31, 2023. “Other expenses” include our overhead expenses, including services under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by OFS Services. See “Management and Other Agreements—Administration Agreement.” “Other Expenses” also include ongoing professional expenses to our independent accountants, legal counsel and compensation of independent directors.
(7)     Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”) in which we invest. We do not currently invest in underlying funds or other investment companies and therefore do not expect to incur any acquired fund fees and expenses. The indirect expenses that are associated with our Structured Finance Securities are not included in the fee table presentation, but if such expenses were included in the fee table presentation then our total annual expenses would have been 22.91%.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$171	$437	$624	$888
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$180	$455	$644	$897
While the examples assume reinvestment of all distributions at NAV, participants in our DRIP will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the dividend payment date. The market price per share of our common stock may be at, above or below NAV.
The example should not be considered a representation of future expenses, and actual expenses may be greater or less than those shown.

SENIOR SECURITIES
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following table as of the end of the last ten fiscal years. The senior securities table as of December 31, 2023, 2022, 2021, 2020 and 2019 was audited by KPMG LLP and the senior securities table as of December 31, 2018, 2017, 2016, 2015 and 2014 were audited by our former independent registered public accounting firm. The “ — ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities. KPMG LLP’s report on the senior securities table as of December 31, 2023 is included within the Report of Independent Registered Public Accounting Firm included in this Annual Report on Form 10-K.

(dollar amounts in thousands, except per unit data) Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
4.75% Notes due 2026
December 31, 2023	$125,000	$3,460	—	N/A
December 31, 2022	$125,000	$3,721	—	N/A
December 31, 2021	$125,000	$3,870	—	N/A

4.95% Notes due 2028
December 31, 2023	$55,000	$7,864	—	$21.82
December 31, 2022	$55,000	$8,457	—	$23.27
December 31, 2021	$55,000	$8,795	—	$25.51

6.25% Notes due 2023
December 31, 2020	$25,000	$14,754	—	$24.82

6.375% Notes due 2025
December 31, 2020	$50,000	$7,377	—	$22.66
December 31, 2019	$50,000	$7,519	—	$25.30
December 31, 2018	$50,000	$5,645	—	$24.84

6.50% Notes due 2025
December 31, 2020	$48,525	$7,601	—	$22.80
December 31, 2019	$48,525	$7,747	—	$25.29
December 31, 2018	$48,525	$5,817	—	$24.43

5.95% Notes due 2026
December 31, 2020	$54,325	$6,790	—	$21.89
December 31, 2019	$54,325	$6,920	—	$24.75

BNP Facility
December 31, 2023	$90,500	$4,779	—	N/A
December 31, 2022	$104,700	$4,442	—	N/A
December 31, 2021	$100,000	$4,837	—	N/A
December 31, 2020	$31,450	$11,728	—	N/A
December 31, 2019	$56,450	$6,659	—	N/A

Banc of California Credit Facility
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$600	$614,760	—	N/A

(dollar amounts in thousands, except per unit data) Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$12,000	$23,521	—	N/A
December 31, 2017	$17,600	$11,540	—	N/A
December 31, 2016	$9,500	$15,821	—	N/A
December 31, 2015	$—	$—	—	N/A

WM Credit Facility
December 31, 2014	$72,612	$2,847	—	N/A

SBA debentures (SBIC I LP)(5)(6)
December 31, 2023	$31,920	$—	—	N/A
December 31, 2022	$50,920	$—	—	N/A
December 31, 2021	$69,920	$—	—	N/A
December 31, 2020	$105,270	$—	—	N/A
December 31, 2019	$149,880	$—	—	N/A
December 31, 2018	$149,880	$—	—	N/A
December 31, 2017	$149,880	$—	—	N/A
December 31, 2016	$149,880	$—	—	N/A
December 31, 2015	$149,880	$—	—	N/A
December 31, 2014	$127,295	$—	—	N/A

Total Senior Securities(7)
December 31, 2023	$302,420	$1,599	—	N/A
December 31, 2022	$335,620	$1,634	—	N/A
December 31, 2021	$349,920	$1,728	—	N/A
December 31, 2020	$315,170	$1,757	—	N/A
December 31, 2019	$359,180	$1,796	—	N/A
December 31, 2018	$260,405	$2,554	—	N/A
December 31, 2017	$167,480	$11,540	—	N/A
December 31, 2016	$159,380	$15,821	—	N/A
December 31, 2015	$149,880	$—	—	N/A
December 31, 2014	$199,907	$2,847	—	N/A
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
(4)    Average market value per unit for our unsecured notes represents the average of the daily closing prices as reported on the Nasdaq Market during the period presented. Not applicable to our 4.75% Notes due 2026, the Banc of California Credit Facility, BNP Facility, WM Credit Facility or SBA debentures because these senior securities are not registered for public trading.
(5)    The SBA debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.
(6)    On March 1, 2024, we fully repaid our outstanding SBA debentures totaling $31.9 million and requested the approval of the SBA to surrender our license to operate as a SBIC. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
(7)    The Asset Coverage Per Unit does not include the SBA debentures as described in footnote (5) above.

FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each year in the ten-year period ended December 31, 2023. The financial highlights as of December 31, 2023, 2022, 2021, 2020 and 2019 were audited by KPMG LLP and the financial highlights for each year in the five-year period ended December 31, 2018 are derived from our consolidated financial statements that were audited by our former independent registered public accounting firms. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

	Year Ended December 31,
	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014
Per share operating performance:
Net asset value per share at beginning of year	$13.47	$15.18	$11.85	$12.46	$13.10	$14.12	$14.82	$14.76	$14.24	$14.58
Net investment income(4)	1.50	1.37	1.00	0.92	1.43	1.38	1.28	1.46	1.39	0.95
Net realized gain (loss), net of taxes(4)	(0.85)	(0.13)	(1.54)	(0.75)	(0.29)	(0.36)	0.55	0.25	(0.17)	(0.35)
Net unrealized appreciation (depreciation), net of deferred taxes(4)	(0.67)	(1.79)	5.12	0.25	(0.42)	(0.31)	(1.19)	(0.29)	0.66	0.42
Loss on extinguishment of debt(4)	(0.02)	(0.01)	(0.34)	(0.06)	—	—	—	—	—	—
Loss on impairment of goodwill(4)	—	—	—	(0.08)	—	—	—	—	—	—
Total from operations	(0.04)	(0.56)	4.24	0.28	0.72	0.71	0.64	1.42	1.88	1.02
Distributions	(1.34)	(1.16)	(0.91)	(0.86)	(1.36)	(1.73)	(1.36)	(1.36)	(1.36)	(1.36)
Issuance/repurchase of common stock(5)	—	0.01	—	(0.03)	—	—	(0.03)	—	—	—
Other(6)	—	—	—	—	—	—	0.05	—	—	—
Net asset value per share at end of year	$12.09	$13.47	$15.18	$11.85	$12.46	$13.10	$14.12	$14.82	$14.76	$14.24

Per share market value, end of period	$11.70	$10.15	$10.90	$7.15	$11.17	$10.60	$11.90	$13.76	$11.48	$11.78
Total return based on market value(1)	30.2%	4.4%	66.8%	(24.0)%	18.3%	3.5%	(4.7)%	32.3%	9.0%	2.4%
Total return based on net asset value(2)	1.4%	(0.6)%	40.2%	13.6%	6.7%	7.8%	5.0%	10.9%	16.0%	7.5%
Shares outstanding at end of period	13,398,078	13,398,078	13,422,413	13,409,559	13,376,836	13,357,337	13,340,217	9,700,297	9,691,170	9,650,834
Weighted-average shares outstanding	13,398,078	13,417,410	13,413,861	13,394,005	13,364,244	13,348,203	12,403,706	9,693,801	9,670,153	9,634,471
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value(3)	$173,265	$194,068	$178,628	$148,175	$171,889	$182,468	$171,631	$142,818	$140,002	$138,131
Net asset value at end of year	$162,004	$180,423	$203,744	$158,956	$166,627	$175,023	$188,336	$143,778	$143,012	$137,471
Net investment income	$20,160	$18,352	$13,450	$12,295	$19,098	$18,385	$15,877	$14,145	$13,411	$9,135
Ratio of total expenses, net to average net assets(8)	21.2%	15.7%	19.2%	22.4%	19.4%	13.4%	10.2%	11.9%	13.5%	9.9%
Ratio of total expenses, net and losses on impairment of goodwill and extinguishment of debt to average net assets(9)	21.4%	15.7%	21.8%	23.7%	—%	—%	—%	—%	—%	—%
Ratio of net investment income to average net assets(10)	11.6%	9.5%	7.5%	8.3%	11.1%	10.5%	8.4%	9.8%	9.6%	6.6%
Ratio of goodwill impairment loss to average net assets	—%	—%	—%	0.7%	—%	—%	—%	—%	—%	—%
Ratio of loss on extinguishment of debt to average net assets	0.1%	0.1%	2.6%	0.6%	—%	—%	—%	—%	—%	—%
Portfolio turnover(7)	8.8%	28.0%	54.9%	28.1%	21.2%	41.9%	50.4%	18.1%	44.6%	34.9%

(1)Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.
(2)Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested in the Company’s DRIP for the respective distributions.
(3)Based on the average of the net asset value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.
(4)Calculated on the average share method.
(5)The issuance/repurchase of common stock on a per share basis reflects the net asset value change as a result of DRIP issuances, shares repurchased pursuant to the Stock Repurchase Program or the follow-on public offering of 3,625,000 shares during 2017.
(6)Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on a weighted- average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
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
Item 6.    Reserved.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our ability and experience operating a BDC, or maintaining our tax treatment as a RIC under Subchapter M of the Code;
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
•our plans to focus on providing first lien senior secured loans to larger borrowers and the impact of these plans on our risk profile, including our belief that the seniority of such loans in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of elevated interest and inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility on our business, our portfolio companies, our industry and the global economy;
•the percentage of investments that will bear interest on a floating rate or fixed rate basis;
•the holding period of our investments;
•the impact of alternative reference rates on our business, including a reduction in the value of certain of our investments;
•our ability to raise debt or equity capital as a BDC;
•the timing, form and amount of any distributions from our portfolio companies;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the impact of current political, economic and industry conditions, including changes in the interest rate environment, inflation, significant market volatility, supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, resource shortages and other conditions affecting the financial and capital markets, which, in turn, impacts our business prospects and the prospects of our portfolio companies;

•the impact of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•the general economy and its impact on the industries in which we invest;
•the belief that some of our outstanding debt has favorable financing rates compared to today’s rates;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies;
•the effect of laws or regulations, including accounting pronouncements and rule issuances, on our business;
•the ability to continue generating strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, cybersecurity attacks and the increasing use of artificial intelligence and machine learning technology;
•the need and availability of additional capital on favorable terms to finance growth given our expectation to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders;
•the impact of our ESG activities; and
•the ability to secure financial maintenance covenants in the loans we invest.
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
Overview
Key performance metrics per common share are presented below:

	December 31, 2023	December 31, 2022
Net asset value	$12.09	$13.47

	Year Ended December 31,
	2023	2022	2021
Net investment income	$1.50	$1.37	$1.00
Net increase (decrease) in net assets resulting from operations	(0.04)	(0.57)	4.24
Distributions declared	1.34	1.16	0.91
Our NAV per common share decreased to $12.09 at December 31, 2023, from $13.47 at December 31, 2022, primarily due to net losses on our investment portfolio of $20.4 million, or $1.52 per common share. For the year ended December 31, 2023, net investment income of $1.50 per common share exceeded our aggregate distributions of $1.34 per common share during such period.
During the year ended December 31, 2023, net investment income increased $1.8 million compared to the prior year. The increase in net investment income was primarily due to an increase in total investment income of $8.2 million, partially offset by increases in interest expense and incentive fees (including the Income Incentive Fee and the Capital Gains Fee) of $2.5 million and $4.7 million, respectively. See “—Results of Operations” for additional details.
For the year ended December 31, 2023, the weighted-average performing income yield on interest-bearing investments increased to 13.9%, compared to 10.7% during the year ended December 31, 2022. The increase in our investment yield was primarily due to elevated interest rates as our loan portfolio predominately consisted of floating rate loans throughout the year.
Our weighted-average debt interest costs increased to 6.0% for the year ended December 31, 2023, from 4.8% during the year ended December 31, 2022, primarily due to the increase in SOFR of approximately 70 bps during the year. The increase in our debt interest costs was primarily due to an increase in the cost of debt on our BNP Facility resulting from SOFR rate increases. As of December 31, 2023, we had $302.4 million of outstanding debt with a weighted-average effective interest rate of 6.1%, which we believe is a favorable financing rate compared to today’s rates. As of December 31, 2023, 70% of our outstanding debt was fixed rate and 89% of our outstanding debt matures in 2026 and beyond. See “—Recent Developments” for additional information regarding our outstanding debt.
During the year ended December 31, 2023, our portfolio experienced net losses of $20.4 million, comprised of net realized losses of $11.4 million and net unrealized depreciation of $9.0 million. During the year ended December 31, 2023, our net loss of $20.4 million was primarily related to net unrealized depreciation of $14.5 million on our common equity of Pfanstiehl Holdings, Inc, and net unrealized depreciation of $4.3 million on our non-accrual loans. As of December 31, 2023, our portfolio had non-accrual loans with an aggregate fair value of $12.1 million, or 4.8% of our total loan portfolio at fair value, compared to non-accrual loans with an aggregate fair value of $11.2 million, or 3.6% of our total loan portfolio at fair value, at December 31, 2022.
As of December 31, 2023, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 16.9% of our portfolio at fair value and 43.8% of our consolidated net assets, respectively. Primarily due to a decline in financial operating performance during the year ended December 31, 2023, the fair value of our investment in the common equity of Pfanstiehl Holdings, Inc. decreased by $14.5 million to $70.9 million, or $1.08 per share. The value of this investment is substantially comprised of unrealized appreciation of $70.7 million. A deterioration or improvement in the operating performance of the company or other factors underlying the valuation of this investment could have a material impact on our NAV.
At December 31, 2023, our asset coverage ratio of 160% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of December 31, 2023, we had unused commitments of $25.0 million under our Banc of California Credit Facility and $59.5 million under our BNP Facility, respectively, each of which are subject to a borrowing base and other covenants. As of December 31, 2023, we had unfunded commitments of $13.8 million to 10 portfolio companies.
On February 28, 2024, the Board declared a distribution of $0.34 per share for the first quarter of 2024, payable on March 28, 2024, to stockholders of record as of March 18, 2024.
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
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For a description of our revenue recognition and fair value policies, see “Item 8. Financial Statements and Supplementary Data—Note 2” of this report.
Revenue recognition. Interest Income: Our recognition of interest income from our loan and CLO debt investments is recognized on an accrual basis based upon the outstanding principal amount and contractual interest terms of the debt investment. Net Loan Fees are amortized or accreted into interest income over the life, or estimated life in the case of CLO debt securities, of the respective debt investment. Upon the prepayment of a debt investment, we accelerate the remaining Net Loan Fees into interest income.
PIK Income: Our recognition of PIK interest and dividends includes ongoing assessment of collectibility. We discontinue accrual of PIK income when there is reasonable doubt that the income will ultimately be collected. This includes assessments of the fair value of the investment relative to par or cost and other judgments of management. PIK income is included in our ICTI and, therefore, affects the amount we are required to pay to our stockholders in the form of distributions in order to maintain our tax treatment as a RIC, even though we may have not yet collected the cash.
CLO Subordinated Notes and Loan Accumulation Facilities: Interest income on our CLO subordinated note securities is recognized in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), which contemplates estimating an effective yield to expected redemption utilizing estimated future cash flows from the investment. The estimated cash flows of the underlying portfolio and to our security are developed utilizing a number of assumptions, including, among others, estimates of default rates, prepayment rates, redemption timing, reinvestment prices, and liquidation-redemption price. These assumptions, and correspondingly the estimated cash flows and accretable yields, are reviewed and updated at each payment date, generally quarterly.
The valuation of our Structured Finance Securities makes use of similar assumptions, plus a discount rate assumption, to develop estimated cash flows that are discounted to estimated net present value.
Interest income from our investments in Loan Accumulation Facilities is recognized on an accrual basis based on an estimated yield. Income notes associated with our Loan Accumulation Facility investments generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. We periodically evaluate the realizability of such amounts and, if necessary, subsequently adjust the estimated yield.
Non-accrual Loans: We review, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Interest income and Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to amortized cost depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in management’s judgment, it is probable that we will collect all principal and interest from the investment.
Acquisition Cost of Investments: Our middle-market lending activities may involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or “follow-on” transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. The revenue recognized on these instruments is a function of the fee or other consideration allocated to them, including amounts allocated to loan syndication fees at the time of acquisition.
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
Fair value estimates. As of December 31, 2023, total investments of $420.3 million, representing approximately 89% of our total assets, were carried on the consolidated statement of assets and liabilities at fair value. As discussed more fully in “Item 8. Financial Statements and Supplementary Data—Note 2”, GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as Level 2 and Level 3, with 96% of our investments classified as Level 3 as of December 31, 2023. In accordance with our investment strategy, we typically do not hold equity securities or other instruments that are actively traded on an exchange (Level 1).
On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments for which market quotations are not readily available, and, as prescribed in Rule 2a-5, the Board maintains oversight of OFS Advisor in its capacity as valuation designee.
As described in “Item 8. Financial Statements and Supplementary Data—Note 5”, under the oversight of the Board, we follow a process to determine these unobservable inputs used in the fair value estimates of our investments. The most significant unobservable inputs in the Level 3 fair value measurements are the discount rates (discounted cash flows approach) and EBITDA or revenue multiples (market approach). Investments classified as Level 2 are measured on the basis of Indicative Prices provided by pricing services.
Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in each investment. OFS Advisor, with the assistance of independent third-party valuation firms, uses two primary methods to estimate discount rates on Portfolio Company Investments, as applicable: a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a synthetic debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. OFS Advisor may also use a relative value method to estimate yields, which involves estimating the discount rate of non-traded subject debt investments based on an expected or assumed relationship between Indicative Prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of unobservable inputs utilized in estimating the discount rate on the subject investment to its internal rate of return at close or purchase date. These methods generally produce a range of discount rates, and we generally select the midpoint of the range for use in fair value measures, subject to considerations of any prepayment fees associated with the debt.
Our market approach valuations, generally applied to equity investments and investments in impaired debt, involve a determination of an enterprise value multiple to a financial performance metric of the portfolio company, generally trailing historical EBITDA or revenue. These determinations are based on identification of a comparable set of publicly traded companies and determination of a public-to-private liquidity adjustment factor, generally through calibration to transaction prices in the subject investment instrument. We may also utilize other portfolio-company earnings metrics to determine enterprise value, such as forecast EBITDA or revenue, or a weighting of multiple factors. At times, we may also use a discounted cash flow technique in valuing our equity securities or a combination of multiple valuation approaches. These methods generally produce a range of multiplier values and we generally select the midpoint of the range for fair value measures.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2023 (in thousands):

	Fair Value at December 31, 2023	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
First lien	$202,792	$199,466	$206,155
Second lien	48,521	46,665	50,375
Subordinated(1)	—	—	—

Structured Finance Securities:
Subordinated notes	49,985	47,455	52,512
Mezzanine debt	29,060	28,559	29,567

Equity investments:
Preferred equity	13,240	11,450	13,752
Common equity, warrants and other	76,689	70,141	83,238
	$420,287	$403,736	$435,599
(1) As of December 31, 2023, the fair value of our subordinated debt investment was $0.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1—Management and Other Agreements” and “Item 8—Financial Statements and Supplementary Data—Note 3.”
•The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1—Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data—Note 3.”
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
For the years ending December 31, 2023, 2022 and 2021, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement to reduce its base management fee for the 2024 calendar year on January 8, 2024.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds advised or sub-advised by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to other funds, including HPCI and OCCI. Additionally, OFS Advisor provides sub-advisory services to: (i) CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust; and (ii) CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
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
Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. See “Item 1. Business—Regulations—Conflicts of Interest” and “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates—We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts.”

Portfolio Composition and Investment Activity
Our portfolio consists of debt and equity investments, as well as indirect investments in such securities through investment in other investment companies including Structured Finance Securities.
Portfolio Composition. As of December 31, 2023, the fair value of our debt investment portfolio totaled $251.3 million in 44 portfolio companies, of which 81% and 19% were first lien and second lien loans, respectively. We also held equity investments in 15 portfolio companies with a fair value of $89.9 million and 21 investments in Structured Finance Securities with a fair value of $79.0 million.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$175,146	$143,750	$195,823	$162,308
SBIC I LP	60,385	121,167	97,214	167,211
OFSCC-FS	165,109	152,582	178,460	168,050
OFSCC-MB	2,890	2,788	3,383	3,007
Total investments	$403,530	$420,287	$474,880	$500,576
Portfolio Yields. The following table presents weighted-average yield metrics for our portfolio:

	Year Ended December 31,
	2023	2022
Weighted-average performing income yield(1):
Debt investments	13.2%	9.5%
Structured Finance Securities	16.1%	15.4%
Interest-bearing investments	13.9%	10.7%

Weighted-average realized yield:
Interest-bearing investments(2)	12.7%	10.0%
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
For the year ended December 31, 2023, the increase in our weighted-average realized yields was primarily due to elevated interest rates as our loan portfolio predominantly consisted of floating rate loans throughout the year.
The weighted-average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted-average yield will remain at its current level.

Debt and Equity Investments. The following table summarizes the composition of our debt and equity investments by type as of December 31, 2023 and 2022 (dollar amounts in thousands):

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$220,941	$202,792	$269,206	$253,617
Second lien debt investments	57,848	48,521	66,352	58,019
Subordinated debt investments	4,680	—	13,890	1,226
Preferred equity	11,403	13,240	9,966	8,196
Common equity, warrants and other	11,537	76,689	12,989	91,000
Total debt and equity investments	$306,409	$341,242	$372,403	$412,058
Number of portfolio companies	55	55	63	63
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position), as of December 31, 2023, with an amortized cost and fair value of $141.3 million and $131.3 million, respectively. As of December 31, 2022, the amortized cost and fair value of unitranche investments was $156.4 million and $146.4 million, respectively.
As of December 31, 2023, approximately 100% of our loan portfolio and 60% of our total portfolio consisted of first lien and second lien loans, based on fair value. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, elevated interest and inflation rates, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility.
As of December 31, 2023, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 16.9% and 43.8% of our total portfolio at fair value and our total net assets, respectively. Primarily due to a decline in financial operating performance during the year ended December 31, 2023, the fair value of our investment in the common equity of Pfanstiehl Holdings, Inc. decreased by $14.5 million to $70.9 million, or $1.08 per share. The value of this investment is substantially comprised of unrealized appreciation of $70.7 million. A deterioration or improvement in the operating performance of the company or other factors underlying the valuation of this investment could have a material impact on our NAV.
As of December 31, 2023, the three largest industries of our debt and equity investments by fair value, were (1) Manufacturing (28.7%), (2) Health Care and Social Assistance (20.2%) and (3) Wholesale Trade (15.1%) totaling approximately 64.0% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Note 4, Investments” to the consolidated financial statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this report.
The following table presents our ten largest investments by portfolio company based on fair value as of December 31, 2023 (dollar amounts in thousands):

Portfolio Company	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$70,927	16.9%
All Star Auto Lights, Inc.	Debt	27,591	27,776	6.6%
Inergex Holdings, LLC	Debt	17,095	17,212	4.1%
Kreg LLC	Debt	17,060	15,900	3.8%
Tolemar Acquisition, Inc.	Debt	15,889	14,756	3.5%
Honor HN Buyer Inc	Debt	13,181	13,356	3.2%
SSJA Bariatric Management LLC	Debt	13,395	12,852	3.1%
Boca Home Care Holdings, Inc.	Debt and Equity	12,499	11,724	2.8%
One GI LLC	Debt	11,219	10,718	2.6%
Contract Datascan Holdings, Inc.	Equity	7,412	10,583	2.5%
Total		$135,558	$205,804	49.1%

Structured Finance Securities. The following table summarizes our Structured Finance Securities as of December 31, 2023 and December 31, 2022 (dollar amounts in thousands):

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$69,592	$52,800	$65,870	$53,807
Mezzanine debt	27,529	26,245	28,107	26,412
Loan accumulation facility	—	—	8,500	8,299
Total Structured Finance Securities	$97,121	$79,045	$102,477	$88,518
Number of Structured Finance Securities	21	21	23	23
As of December 31, 2023, we had no non-performing Structured Finance Securities. Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital.
During the year ended December 31, 2023, we recognized a realized loss of $1.3 million on an optionally redeemed subordinated note after it made its final distribution payment.
Investment Activity. The following is a summary of our cash investment activity for the years ended December 31, 2023 and 2022 (dollar amounts in millions):

	Year Ended December 31,
	2023	2022
Investments in debt and equity securities	$34.1	$111.0
Investments in Structured Finance Securities	7.6	43.2
Total investment purchases and originations	$41.7	$154.2
Proceeds from principal payments on portfolio investments	$83.0	$88.7
Proceeds from sales or redemptions of portfolio investments	18.9	46.6
Distributions received from portfolio investments	14.5	12.2
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$116.4	$147.5
Risk Monitoring
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2023 and 2022 (dollar amounts in thousands):

	Debt Investments as of December 31,
	2023			2022
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	230,338	223,394	88.9	298,414	288,170	92.2
4 (Special Mention)	25,147	19,581	7.8	30,060	17,218	5.5
5 (Substandard)	18,772	8,136	3.2	16,294	7,352	2.3
6 (Doubtful)	9,212	202	0.1	4,680	122	—
7 (Loss)	—	—	—	—	—	—
	$283,469	$251,313	100.0%	$349,448	$312,862	100.0%
Non-Accrual Loans
As of December 31, 2023
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
First lien debt	$18,772	$8,136
Second lien debt	11,116	4,003
Subordinated debt	4,680	—
Total	$34,568	$12,139
As of December 31, 2022
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
First lien debt	$14,113	$6,864
Second lien debt	8,520	3,136
Subordinated debt	13,890	1,226
Total	$36,523	$11,226
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
Net Gain (Loss) on Investments. Net gain (loss) on investments consists of the sum of: (a) realized gains and losses from the sale, redemption or write-off of portfolio investments, net of taxes; and (b) net unrealized appreciation or depreciation on portfolio investments, net of deferred taxes. In the period in which a realized gain or loss is recognized, such gain or loss will be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain (loss) recognized in that period will generally be smaller. The net unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity.
Net Asset Value: NAV is a key performance metric related to our investment objective to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. NAV per share is increased (decreased) by our net increase (decrease) in net assets resulting from operations, decreased by distributions paid to common stockholders, and increased (decreased) by any capital share transactions depending on if the price transacted is accretive or dilutive to NAV, as applicable. As a result, annual comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful.
Portfolio Yield: Portfolio yield is a key financial metric of our investment portfolio in order to achieve our investment objective of providing current income to stockholders. Portfolio yield is a gross figure and does not contemplate changes in our costs, including on our debt and other expenses. See “Portfolio Composition and Investment Activity—Portfolio Yields” for additional information.
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

Comparison of years ended December 31, 2023, 2022 and 2021. Consolidated operating results for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Investment income
Interest income:
Cash interest income	$39,915	$33,270	$28,321
PIK interest income	1,461	523	1,526
Net Loan Fee amortization	1,730	1,726	2,665
Accretion of interest income on CLO subordinated notes	10,857	10,656	9,861
Other interest income	706	83	11
Total interest income	54,669	46,258	42,384
Dividend income:
Cash dividends	659	947	2,024
PIK dividends	1,136	466	143
Total dividend income	1,795	1,413	2,167
Fee income:
Prepayment and other fees	383	680	977
Management and syndication	96	393	2,235
Total fee income	479	1,073	3,212
Total investment income	56,943	48,744	47,763
Total expenses	36,783	30,392	34,313
Net investment income	20,160	18,352	13,450
Net gain (loss) on investments	(20,412)	(25,794)	48,005
Loss on extinguishment of debt	(213)	(144)	(4,591)
Net increase (decrease) in net assets resulting from operations	$(465)	$(7,586)	$56,864
Comparison of investment income for the years ended December 31, 2023 and 2022.
Total interest income increased $8.4 million during the year ended December 31, 2023 compared to the prior year, primarily due to an increase in cash interest income of $6.6 million. The increase in cash interest income was primarily due to elevated reference interest rates as our loan portfolio predominately consisted of floating rate loans throughout the year.
During the year ended December 31, 2023, total PIK interest income increased $0.9 million compared to the prior year. The increase in PIK interest income primarily related to two credit agreement amendments that increased the contractual PIK interest or converted cash interest to PIK interest.
During the year ended December 31, 2023, dividend income increased $0.4 million compared to the prior year, primarily due to an increase of $0.7 million in preferred equity PIK dividends.
During the year ended December 31, 2023, we recognized total PIK income of $2.6 million, which represented 4.6% of total investment income. During the year ended December 31, 2022, we recognized total PIK income of $1.0 million, which represented 2.0% of total investment income.
Fee income is primarily comprised of unused loan commitment fees, prepayment fees and syndication fees generally result from periodic transactions rather than from holding portfolio investments and are considered non-recurring. During the years ended December 31, 2023, total fee income decreased $0.6 million compared to the prior year, primarily due to a decrease in syndication and prepayment fees. We may receive syndication fees on investments where OFS Advisor sources, structures and arranges the lending group, resulting in incremental economics relative to the other loan participants.
Comparison of investment income for the years ended December 31, 2022 and 2021.
Total interest income increased approximately $3.9 million during the year ended December 31, 2022 compared to the prior year, primarily due to an increase in our portfolios’ weighted-average realized yield from 9.7% to 10.0%. Due to the rising interest environment during 2022, our debt investments’ effective yield continually increased throughout 2022.
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
Expenses. Operating expenses for the years ended December 31, 2023, 2022 and 2021, are presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021

Interest and financing expense	$19,482	$17,025	$17,515
Base management fees	7,218	7,979	7,669
Income Incentive Fee	5,040	2,276	2,352
Capital Gains Fee	—	(1,916)	1,916
Professional fees	1,681	1,608	1,670
Administration fees	1,680	1,742	1,758
Other expenses	1,682	1,678	1,433
Total expenses	$36,783	$30,392	$34,313
Comparison of expenses for the years ended December 31, 2023 and 2022.
Interest expense increased by $2.5 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in our weighted-average debt interest costs from 4.8% to 6.0%. The increase in our debt interest costs was primarily due to an increase in the cost of debt on our BNP Facility resulting from variable SOFR rate increases. The BNP Facility’s effective interest rate increased to 8.3% during the year ended December 31, 2023, from 4.4% during the year ended December 31, 2022.
Base management fee expense decreased by $0.8 million during the year ended December 31, 2023, due to a decrease in our average total assets, primarily due to our average investment portfolio at fair value decreasing to $474.5 million during the year ended December 31, 2023 from $525.8 million during the year ended December 31, 2022. The decrease in the average investment portfolio at fair value during the year ended December 31, 2023 primarily related to net repayments on portfolio investments of $63.8 million and net losses on portfolio investments of $20.4 million, respectively.
The Income Incentive Fee increased by $2.8 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in our net interest margin of $6.0 million.
During the year ended December 31, 2023, we did not incur a Capital Gains Fee as compared to 2022, when we fully reversed the Capital Gains Fee of $1.9 million that was accrued in 2021. The Capital Gains Fee previously accrued during the year ended December 31, 2021 was neither contractually due nor payable under the terms of the Investment Advisory Agreement.
During the year ended December 31, 2023, professional fees, administration fees and other expenses remained stable compared to the prior year at $5.0 million.
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
Base management fee expense increased by $0.3 million due to an increase in our average total assets, primarily due to our average investment portfolio at fair value increasing to $525.8 million during the year ended December 31, 2022, from $485.2 million during the year ended December 31, 2021.

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
During the year ended December 31, 2022, the Capital Gains Fee decreased $3.8 million compared to the prior year due to the full reversal of the prior years’ accrued Capital Gains Fee. The Capital Gains Fee previously accrued during the year ended December 31, 2021 was neither contractually due nor payable under the terms of the Investment Advisory Agreement.
During the year ended December 31, 2022, professional fees, administration fees and other expenses remained relatively steady compared to the prior year, increasing approximately $0.2 million.
Net realized and unrealized gain (loss) on investments. Net realized and unrealized gain (loss) on investments, by investment type, for the years ended December 31, 2023, 2022 and 2021, are presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Debt investments	$(5,174)	$(24,954)	$12,236
Equity investments	(9,744)	13,187	36,996
Structured Finance Securities	(5,374)	(14,209)	(314)
Current/deferred income tax expense (benefit)	(120)	182	(913)
Net gain (loss) on investments	$(20,412)	$(25,794)	$48,005
Year ended December 31, 2023
During the year ended December 31, 2023, our portfolio experienced net losses of $20.4 million, comprised of net realized losses of $11.4 million and net unrealized depreciation of $9.0 million.
During the year ended December 31, 2023, our net loss of $20.4 million primarily related to net unrealized depreciation of $14.5 million in the common equity of Pfanstiehl Holdings, Inc. During the year ended December 31, 2023, our loan portfolio experienced net losses of $5.2 million, primarily related to net unrealized depreciation of $4.3 million on our non-accrual loans.
During the year ended December 31, 2023, we recognized net realized losses of $11.4 million, primarily due to the write-off our non-accrual loan and equity investment in Eblens Holdings, Inc., resulting in a realized loss of $10.5 million, of which $9.0 million was recognized in prior fiscal years.
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
Losses on Extinguishment of Debt
Year ended December 31, 2023
During the year ended December 31, 2023, we redeemed $19.0 million of SBA debentures and, as a result, we recognized a loss on extinguishment of debt of $0.2 million related to the acceleration of unamortized deferred borrowing costs and prepaid (or breakage) interest on the redeemed debentures.

Year ended December 31, 2022
During the year ended December 31, 2022, we redeemed $19.0 million of SBA debentures and, as a result, we recognized a loss on extinguishment of debt of $0.1 million related to the acceleration of unamortized deferred borrowing costs on the redeemed debentures.
Year ended December 31, 2021
During the year ended December 31, 2021, we redeemed $35.4 million of SBA debentures that were contractually due September 1, 2022, September 1, 2024 and September 1, 2025. We recognized a loss on extinguishment of debt of $0.3 million related to the charge-off of deferred borrowing costs on the redeemed debentures.
During the year ended December 31, 2021, we redeemed $177.9 million of Unsecured Notes that were contractually due in 2023, 2025 and 2026. We recognized a loss on extinguishment of debt of $4.3 million related to the charge-off of deferred borrowing costs on the redeemed notes.
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
The following table provides a reconciliation from net investment income (the most comparable GAAP measure) to Adjusted NII for the years ended December 31, 2023, 2022 and 2021 (dollar amounts in thousands, except per share data):

	Year Ended December 31,
	2023		2022		2021
	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share
Net investment income	$20,160	$1.50	$18,352	$1.37	$13,450	$1.00
Capital Gains Fee	—	—	(1,916)	(0.14)	1,916	0.14
Adjusted NII	$20,160	$1.50	$16,436	$1.23	$15,366	$1.14
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

Comparison of the three months ended December 31, 2023 and September 30, 2023. Consolidated operating results for the three months ended December 31, 2023 and September 30, 2023, are as follows (in thousands):

	Three Months Ended
	December 31, 2023	September 30, 2023
Investment income
Interest income:
Cash interest income	$8,742	$10,962
PIK interest income	851	170
Net Loan Fee amortization	493	420
Accretion of interest income on CLO subordinated notes	2,323	2,653
Other interest income	475	86
Total interest income	12,884	14,291
Dividend income:
Preferred equity PIK dividends	332	323
Cash dividends	10	11
Total dividend income	342	334
Fee income:
Prepayment and other fees	257	26
Total fee income	257	26
Total investment income	13,483	14,651
Total expenses	8,787	9,261
Net investment income	4,696	5,390
Net loss on investments	(8,805)	(3,395)
Loss on extinguishment of debt	—	(194)
Net increase (decrease) in net assets resulting from operations	$(4,109)	$1,801
During the three months ended December 31, 2023, cash interest income decreased $2.2 million compared to the three months ended September 30, 2023, primarily due to total debt investments at cost declining 8% compared to the prior quarter, as well as the recognition of non-recurring interest on a realized Structured Finance Security during the prior quarter.
During the three months ended December 31, 2023, PIK interest income increased $0.7 million compared to the three months ended September 30, 2023, primarily due to the placement of a non-accrual loan back on accrual status and the recognition of previously reserved past-due interest.
Expenses. Operating expenses for the three months ended December 31, 2023 and September 30, 2023 are presented below (in thousands):

	Three Months Ended
	December 31, 2023	September 30, 2023
Interest and financing expense	$4,684	$4,913
Base management fees	1,645	1,796
Income Incentive Fee	1,174	1,348
Professional fees	419	397
Administration fees	379	380
Other expenses	486	427
Total expenses	$8,787	$9,261
During the three months ended December 31, 2023, total expenses decreased $0.5 million compared to the prior quarter, primarily due to decreases in interest expense and base management and Income Incentive fees incurred under the Investment Advisory and Management Agreement.

Net realized and unrealized gain (loss) on investments. Net gain (loss) by investment type for the three months ended December 31, 2023 and September 30, 2023 were as follows (in thousands):

	Three Months Ended
	December 31, 2023	September 30, 2023
Debt investments	$(2,089)	$(1,570)
Equity investments	(4,694)	(5,196)
Structured Finance Securities	(1,956)	3,253
Current/deferred income tax expense (benefit)	(66)	118
Net loss on investments	$(8,805)	$(3,395)
Net gain (loss) on investments for the three months ended December 31, 2023
During the three months ended December 31, 2023, our portfolio experienced net losses of $8.8 million, primarily due to net unrealized depreciation of $5.1 million on our equity investments.
During the three months ended December 31, 2023, our common equity investment in Pfanstiehl Holdings, Inc. experienced net unrealized depreciation of $6.2 million.
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
Portfolio Yields. The following table presents weighted-average yield metrics for our portfolio:

	Three Months Ended
	December 31, 2023	September 30, 2023
Weighted-average performing income yield(1):
Debt investments	14.2%	13.1%
Structured Finance Securities	13.9%	19.3%
Interest-bearing investments	14.1%	14.6%

Weighted-average realized yield:
Interest-bearing investments(2)	12.8%	13.3%
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
For the three months ended December 31, 2023, the weighted average performing income yield on interest-bearing investments decreased primarily due to non-recurring interest income recognized during the prior quarter on the repayment of a loan accumulation facility.
Non-GAAP Financial Measure – Adjusted Net Investment Income
During the three months ended December 31, 2023 and September 30, 2023, we did not recognize a Capital Gains Fee that would require the disclosure of Adjusted Net Investment Income for these periods.
Liquidity and Capital Resources
At December 31, 2023, we held cash of $45.3 million, which includes cash of $28.0 million held by SBIC I LP and $4.0 million held by OFSCC-FS. Our use of cash held by SBIC I LP was restricted by SBA regulation, including limitations on the amount of cash SBIC I LP could distribute to the Parent. During the year ended December 31, 2023, the Parent received income distributions of $4.5 million and a return of capital distribution of $2.5 million related to the redemption of debentures.
Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the year ended December 31, 2023, the Parent received $11.7 million in cash distributions from OFSCC-FS.
At December 31, 2023, the Parent had $26.2 million of cash available for general corporate activities, including approximately $12.8 million and $0 million held by SBIC I LP and OFSCC-FS, respectively, that was available for distribution to the Parent.
The Parent was permitted to make unsecured loans to SBIC I LP, the aggregate of which could not exceed $35 million at any given time, and no interest could be charged on the unpaid principal balance. There were no intercompany loans between the Parent and SBIC I LP at December 31, 2023. On February 28, 2024, the Parent made a $3.5 million unsecured loan to SBIC I LP in order for SBIC I LP to have sufficient cash to fully redeem its outstanding SBA debentures totaling $31.9 million.
Additionally, at December 31, 2023, we had an unused commitment of $25.0 million under our Banc of California Credit Facility, as well as an unused commitment of $59.5 million under the BNP Facility, both of which are subject to borrowing base requirements and other covenants.
    As of December 31, 2023, the aggregate amount outstanding of the senior securities issued by us was $302.4 million, for which our asset coverage was 160%. The SBA debentures were not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective November 26, 2013. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
Sources and Uses of Cash and Cash Equivalents. We generate cash through operations from net investment income and the net proceeds from liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including Net Loan Fee amortization, PIK interest, and PIK dividends, which generally will not be fully realized in cash until we exit the investment, as well as accreted interest income on Structured Finance Securities, which may not coincide with cash distributions from these investments. As discussed in “Item 8. Financial Statements and Supplementary Data—Note 3”, we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which includes investment income that has not been received in cash. In addition, we must distribute substantially all our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving lines of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash from net investment income(1)	$17,742	$14,201	$15,111
Net (purchases and originations) repayments of portfolio investments(1)	63,824	(11,255)	(27,120)
Net cash provided by (used in) operating activities	81,566	2,946	(12,009)
Proceeds from issuance of the Unsecured Notes, net of discounts	—	—	175,506
Redemptions of Unsecured Notes	—	—	(177,850)
Distributions paid to stockholders	(17,954)	(15,385)	(12,071)
Net borrowings (repayments) under revolving line of credits	(14,200)	4,700	67,950
Repayments of SBA debentures	(19,000)	(19,000)	(35,350)
Payment of deferred debt issuance costs and other financing costs	—	(1,372)	(836)
Net cash provided (used) by financing activities	(51,154)	(31,057)	17,349
Net increase (decrease) in cash	$30,412	$(28,111)	$5,340
(1) Net purchases and originations/repayments and sales of portfolio investments include purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable form investments purchased as reported in our statements of cash flows, as well as differences in proceeds from distributions received from Structured Finance Securities relative to accretion of interest income on Structured Finance Securities. Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows.
During the year ended December 31, 2023, cash increased $30.4 million, primarily due to $63.8 million of net repayments on portfolio investments, partially offset by aggregate net repayments on our outstanding debt of $33.2 million.
During the year ended December 31, 2022, cash decreased $28.1 million, primarily due to the use of $31.1 million in financing activities. Our net cash used by financing activities primarily related to the redemption of $19.0 million in SBA debentures and $15.4 million of distributions paid to stockholders, respectively.
During the year ended December 31, 2021, cash increased $5.3 million, primarily due to additional debt borrowings, partially offset by an increase in purchases of portfolio investments.
Borrowings
SBA Debentures. SBIC I LP had an SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures. On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million and requested the approval of the SBA to surrender its license to operate as a SBIC. See “—Recent Developments.”
The following table shows our outstanding SBA debentures payable as of December 31, 2023 and 2022 (dollar amounts in thousands):

			SBA debentures outstanding
Pooling Date	Maturity Date	Fixed Interest Rate	December 31, 2023	December 31, 2022
March 25, 2015	March 1, 2025	2.872%	$31,920	$50,920
SBA debentures outstanding			31,920	50,920
Unamortized deferred debt issuance costs			(20)	(223)
SBA debentures outstanding, net of unamortized deferred debt issuance costs			$31,900	$50,697
During the year ended December 31, 2023, SBIC I LP redeemed $19.0 million of SBA debentures that were contractually due March 1, 2025. We recognized a loss on extinguishment of debt of $0.2 million related to the charge-off of deferred borrowing costs and prepaid (or breakage) interest on the redeemed debentures.
Banc of California Credit Facility. We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility. The Banc of California Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments (as defined in the BLA) and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP and the our partnership interests in SBIC I LP.
As of December 31, 2023, the BLA contained customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees, and a maximum ratio of total liabilities divided by NAV. The BLA also contained customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2023, we were in compliance in all material respects with the applicable covenants.
As of December 31, 2023, the terms of the Banc of California Credit Facility were as follows (dollar amounts in thousands):

	Principal Outstanding	Unused Commitment	Floor Rate	Interest Rate	Annual Commitment Fee	Maturity Date
Banc of California Credit Facility	$0	$25,000	5.00%	Prime + 0.25%	0.50%	February 28, 2026
As of December 31, 2023, availability under the Banc of California Credit Facility was $25.0 million, based on the stated advance rate of 50% under the borrowing base, and a $0 outstanding balance.

On February 17, 2021, we executed an amendment to the BLA with Banc of California. The amendment, among other things: (i) increased the maximum amount available under the Banc of California Credit Facility from $20.0 million to $25.0 million; (ii) decreased the interest rate floor from 5.25% per annum to 5.00% per annum; (iii) modified certain financial performance covenants; and (iv) extended the maturity date from February 28, 2021 to February 28, 2023.
On November 15, 2021, we executed an amendment to the BLA with Banc of California to decrease the interest rate floor from 5.0% to 4.0%, effective as of November 1, 2021.
On April 22, 2022, we amended the Banc of California Credit Facility to: (i) increase the maximum amount available under the Banc of California Credit Facility from $25.0 million to $35.0 million; and (ii) extend the maturity date of the Banc of California Credit Facility from February 28, 2023 to February 28, 2024.
On December 15, 2022, we amended the Banc of California Credit Facility to: (i) reduce the maximum amount available under the Banc of California Credit Facility from $35.0 million to $25.0 million; and (ii) eliminate the No Net Losses covenant, which restricted net losses (defined as income after adjustments to the investment portfolio for gains and losses, realized and unrealized, also shown as net increase (decrease) in net assets resulting from operations) in more than two quarters during the prior four quarters then ended.
On December 15, 2023, we amended the Banc of California Credit Facility to: (i) extend the maturity date from February 28, 2024 to February 28, 2026; (ii) increase the interest rate floor from 4.00% to 5.00%; and (iii) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50%.
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
As of December 31, 2023, the BNP Facility had the following terms and balances (dollar amounts in thousands):

	Principal Outstanding	Unused Commitment	Interest Rate	Maturity
BNP Facility	$90,500	$59,500	SOFR + 2.65%	June 20, 2027

Unsecured Notes. At December 31, 2023 and 2022, the outstanding Unsecured Notes totaled $180.0 million and $180.0 million in aggregate principal debt, respectively. During the years ended December 31, 2023 and 2022, we did not issue, redeem or repurchase any Unsecured Notes.
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
The outstanding Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the outstanding Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Banc of California Credit Facility and BNP Facility.
In order to, among other things, reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase the outstanding Unsecured Notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. No outstanding Unsecured Notes were repurchased during the years ended December 31, 2023 and 2022.
    As of December 31, 2023, the outstanding Unsecured Notes had the following terms and balances (dollar amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate(1)	Effective Interest Rate(2)	Maturity(3)
Unsecured Notes Due February 2026	$125,000	4.75%	5.39%	February 10, 2026
Unsecured Notes Due October 2028	55,000	4.95	5.32	October 31, 2028
Total	$180,000
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2023 was 4.81%.
(2) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(3) We may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at our option at par plus a “make-whole” premium, if applicable. We may redeem the Unsecured Notes Due October 2028 in whole or in part at any time, or from time to time.
The average dollar borrowings and average interest rate related to our debt for the years ended December 31, 2023, 2022 and 2021, were as follows (dollar amounts in thousands):

Year Ended	Average Dollar Borrowings	Weighted-Average Interest Rate
December 31, 2023	$324,357	6.01%
December 31, 2022	358,337	4.75
December 31, 2021	344,241	5.09
As of December 31, 2023, we had $302.4 million of outstanding debt with a weighted-average effective interest rate of 6.1%, which we believe is a favorable financing rate compared to today’s rates. As of December 31, 2023, 70% of our outstanding debt was fixed rate and 89% of our outstanding debt matures in 2026 and beyond.
Other Liquidity Matters. We expect to fund the growth of our investment portfolio utilizing future equity offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. On July 19, 2023, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current NAV per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale). We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of certain portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value and incur a capital loss.
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
On May 3, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective May 3, 2019.” Additionally, effective November 26, 2013, we received exemptive relief from the SEC to exclude our SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act.
This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
We continue to monitor the current banking environment arising from recent bank failures. If the banks and financial institutions with whom we have credit facilities enter into receivership, undergo consolidation or become insolvent in the future, our liquidity may be reduced significantly. At various times, our cash balances at third-party financial institutions exceed the federally insured limit. Our cash balances are retained in custodian accounts with U.S. Bank N.A and Citibank N.A., and we do not believe they are exposed to any significant credit risk.
Contractual Obligations and Off-Balance Sheet Arrangements
At December 31, 2023, we had $45.3 million of cash, as well as access to $25.0 million under our Banc of California Credit Facility and $59.5 million under our BNP Facility, to meet our short-term contractual obligations. At December 31, 2023, we had $13.8 million of outstanding commitments to fund portfolio investments that can be funded with our current cash or credit facilities.
Long-term contractual obligations, such as our BNP Facility that matures in 2027 and has $90.5 million outstanding at December 31, 2023, can be repaid by selling OFSCC-FS portfolio investments that have a fair value of $152.6 million at December 31, 2023. The OFSCC-FS portfolio includes Broadly Syndicated Loans in larger portfolio companies that generally can be sold over a relatively short period to generate cash. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
At December 31, 2023, we had $31.9 million of outstanding SBA debentures that matured on March 1, 2025. On March 1, 2024, we fully repaid our outstanding SBA debentures totaling $31.9 million and requested the approval of the SBA to surrender our license to operate as a SBIC. See “—Recent Developments.”
We have entered into contracts with affiliates under which we will incur material future commitments: (i) the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser; and (ii) the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the Banc of California Credit Facility and BNP Facility.
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

Our Board maintains a variable dividend policy with the objective of distributing quarterly distributions in an amount not less than 90% of our taxable quarterly income or potential annual income for a particular year. In addition, during the year, we may pay a special dividend, such that we may make additional, non-recurring, distributions of accumulated taxable income, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2023, 2022 and 2021, we accrued U.S. federal excise taxes of $0, $0.1 million and $0, respectively. Each year, a statement on Form 1099-DIV identifying the source of our distributions is provided to the Company’s stockholders, as required.
For a detailed description of our distributions paid for the years ended December 31, 2023, 2022 and 2021, see “Item 8. Financial Statements and Supplementary Data—Note 10.”
Recent Developments
On February 28, 2024, our Board declared a distribution of $0.34 per share for the first quarter of 2024, payable on March 28, 2024 to stockholders of record as of March 18, 2024.
On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million that were contractually due March 1, 2025, and requested the approval of the SBA to surrender its license to operate as a SBIC.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—1A. Risk Factors.”
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to “Part II - Item 8. Consolidated Financial Statements” for the year ended December 31, 2023 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any potential interest rate reductions approved by the U.S. Federal Reserve, may affect both our cost of funding and the valuation of our investment portfolio. As of December 31, 2023, 92% of our loan portfolio, at fair value, bore interest at floating interest rates and typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis.
Our outstanding SBA debentures bore and our outstanding Unsecured Notes bear, interest at fixed rates. As of December 31, 2023, our Banc of California Credit Facility and BNP Facility had floating interest rate provisions based on the Prime Rate and SOFR, respectively.
If interest rates are reduced by the U.S. Federal Reserve, the difference between the total interest income earned and the total interest expense incurred may be compressed, reducing our net income and potentially adversely affecting our operating results.
Interest rate sensitivity refers to the change in interest income and interest expense that may result from changes in the level of interest rates. As of December 31, 2023, 1-month and 3-month SOFR were 5.35% and 5.33%, respectively. Assuming that the consolidated balance sheet as of December 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in reference rates (in thousands):

Basis point increase	Interest income	Interest expense	Net change
25	$101	$(226)	$(125)
50	795	(453)	342
75	1,489	(679)	810
100	2,184	(905)	1,279
125	2,878	(1,131)	1,747

Basis point decrease	Interest income	Interest expense	Net change
25	$(1,287)	$226	$(1,061)
50	(1,981)	453	(1,529)
75	(2,676)	679	(1,997)
100	(3,370)	905	(2,465)
125	(4,064)	1,131	(2,933)

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes as of December 31, 2023, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFS Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of OFS Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2023, by correspondence with custodians, agents, or portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Evaluation of the fair value of Portfolio Company Investments using unobservable inputs
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company measures its investments at fair value. For those investments where the valuation is based on less observable or unobservable inputs, the Company’s determination of fair value requires more judgment. The majority of the Company’s investments are debt or equity investments in a portfolio company, excluding Structured Finance Securities, (collectively, Portfolio Company Investments), valued using unobservable inputs which the Company measures using either the income approach or market approach, or combining multiple valuation approaches. As of December 31, 2023, the fair value of such investments was $325.2 million.
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
•a market yield analysis that assessed publicly available market information such as observable market yields of comparable companies of similar credit quality for selected Portfolio Company Investments fair valued by the Company using the income approach
•a set of guideline public companies that assessed market information from publicly available sources, including earnings metric multiples of publicly traded comparable companies for selected Portfolio Company Investments fair valued by the Company using the market approach
•a fair value range for the selected Portfolio Company Investments, based upon the independent market research performed and compared the results to the Company’s fair value estimates.
Accompanying Supplementary Information
We have also previously audited, in accordance with the standards of the PCAOB, the statements of assets and liabilities of the Company, including the schedules of investments, as of December 31, 2021, 2020 and 2019, and the related statements of operations and cash flows for the years then ended and the related statements of changes in net assets for each of the years in the three-year period ended December 31, 2021 (none of which is presented herein), and we expressed unqualified opinions on those consolidated financial statements.
The senior securities information as of December 31, 2023, 2022, 2021, 2020 and 2019 included in Part II, Item 5 of the Annual Report on Form 10-K of the Company under the caption “Senior Securities” (the senior securities table) has been subjected to audit procedures performed in conjunction with the audits of the Company’s consolidated financial statements. The senior securities table is the responsibility of the Company’s management. Our audit procedures included determining whether the senior securities table reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the senior securities table. In forming our opinion on the senior securities table, we evaluated whether the senior securities table, including its form and content, is presented in conformity with the instructions to Form N-2. In our opinion, the senior securities table as of December 31, 2023, 2022, 2021, 2020 and 2019 is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 5, 2024

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	December 31,
	2023	2022
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $384,339 and $446,620, respectively)	$333,456	$402,771
Affiliate investments (amortized cost of $19,191 and $18,100, respectively)	86,831	96,701
Control investments (amortized cost of 0 and $10,160, respectively)	—	1,104
Total investments, at fair value (amortized cost of $403,530 and $474,880, respectively)	420,287	500,576
Cash and cash equivalents	45,349	14,937
Interest receivable	2,217	2,202
Prepaid expenses and other assets	1,965	3,002
Total assets	469,818	520,717

Liabilities
Revolving lines of credit	90,500	104,700
SBA debentures (net of deferred debt issuance costs of $20 and $223, respectively)	31,900	50,697
Unsecured Notes (net of discounts and deferred debt issuance costs of $2,667 and $3,647, respectively)	177,333	176,353
Interest payable	3,712	3,947
Payable to investment adviser and affiliates (Note 3)	3,556	3,909
Accrued professional fees	500	444
Other liabilities	313	244
Total liabilities	307,814	340,294

Commitments and contingencies (Note 6)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 and 13,398,078 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	134	134
Paid-in capital in excess of par	184,841	184,841
Total distributable earnings (accumulated losses)	(22,971)	(4,552)
Total net assets	$162,004	$180,423

Total liabilities and net assets	$469,818	$520,717

Number of shares outstanding	13,398,078	13,398,078
Net asset value per share	$12.09	$13.47

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Investment income
Interest income:
Non-control/non-affiliate investments	$53,208	$45,636	$36,399
Affiliate investments	—	—	3,517
Control investments	—	98	943
Total interest income	53,208	45,734	40,859
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	1,461	480	951
Affiliate investments	1,136	466	312
Control investments	—	43	405
Total payment-in-kind interest and dividend income:	2,597	989	1,668
Dividend income:
Non-control/non-affiliate investments	29	800	888
Affiliate investments	630	103	1,000
Control investments	—	45	136
Total dividend income	659	948	2,024
Fee income:
Non-control/non-affiliate investments	479	1,067	2,485
Affiliate investments	—	—	653
Control investments	—	6	74
Total fee income	479	1,073	3,212
Total investment income	56,943	48,744	47,763

Expenses
Interest and financing expense	19,482	17,025	17,515
Base management fees	7,218	7,979	7,669
Income Incentive Fee	5,040	2,276	2,352
Capital Gains Fee	—	(1,916)	1,916
Professional fees	1,681	1,608	1,670
Administration fees	1,680	1,742	1,758
Other expenses	1,682	1,678	1,433
Total expenses	36,783	30,392	34,313
Net investment income	20,160	18,352	13,450

Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(838)	(2,163)	(27,114)
Net realized gain on affiliate investments	—	—	7,545
Net realized gain (loss) on control investments	(10,516)	278	—
Income tax (expense) benefit on net realized gains on investments	(51)	155	(1,027)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	(7,033)	(42,110)	38,551
Net unrealized appreciation (depreciation) on affiliate investments	(10,961)	23,667	28,153
Net unrealized appreciation (depreciation) on control investments	9,056	(5,648)	1,783
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	(69)	27	114
Net gain (loss) on investments	(20,412)	(25,794)	48,005
Loss on extinguishment of debt	(213)	(144)	(4,591)
Net increase (decrease) in net assets resulting from operations	$(465)	$(7,586)	$56,864

Net investment income per common share - basic and diluted	$1.50	$1.37	$1.00
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$(0.04)	$(0.57)	$4.24
Distributions declared per common share	$1.34	$1.16	$0.91
Basic and diluted weighted-average common shares outstanding	13,398,078	13,417,410	13,413,861
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (accumulated losses)	Total net assets
Balances at December 31, 2020	—	$—	13,409,559	$134	$187,124	$(28,302)	$158,956

Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	13,450	13,450
Net realized losses on investments, net of taxes	—	—	—	—	—	(20,596)	(20,596)
Unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	68,601	68,601
Loss on extinguishment of debts	—	—	—	—	—	(4,591)	(4,591)
Tax reclassifications of permanent differences	—	—	—	—	(2,142)	2,142	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	13,554	—	136	—	136
Dividends declared	—	—	—	—	—	(12,207)	(12,207)
Repurchase of common stock	—	—	(700)	—	(5)	—	(5)
Net increase (decrease) for the year ended December 31, 2021	—	—	12,854	—	(2,011)	46,799	44,788
Balances at December 31, 2021	—	$—	13,422,413	$134	$185,113	$18,497	$203,744

Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	18,352	18,352
Net realized losses on investments, net of taxes	—	—	—	—	—	(1,730)	(1,730)
Unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(24,064)	(24,064)
Loss on extinguishment of debts	—	—	—	—	—	(144)	(144)
Tax reclassifications of permanent differences	—	—	—	—	(101)	101	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	17,919	—	179	—	179
Dividends declared	—	—	—	—	—	(15,564)	(15,564)
Repurchases of common stock	—	—	(42,254)	—	(350)	—	(350)
Net decrease for the year ended December 31, 2022	—	—	(24,335)	—	(272)	(23,049)	(23,321)
Balances at December 31, 2022	—	$—	13,398,078	$134	$184,841	$(4,552)	$180,423

Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	20,160	20,160
Net realized losses on investments, net of taxes	—	—	—	—	—	(11,405)	(11,405)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(9,007)	(9,007)
Loss on extinguishment of debts	—	—	—	—	—	(213)	(213)
Dividends declared	—	—	—	—	—	(17,954)	(17,954)
Net decrease for the year ended December 31, 2023	—	—	—	—	—	(18,419)	(18,419)
Balances at December 31, 2023	—	$—	13,398,078	$134	$184,841	$(22,971)	$162,004
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(465)	$(7,586)	$56,864
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	11,354	1,885	19,568
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	9,007	24,064	(68,601)
Income tax expense (benefit) from realized gains on investments	51	(155)	1,027
Loss on extinguishment of debt	213	144	4,591
Amortization and write-off of deferred offering costs	1,528	1,549	1,969
Amortization of intangible asset	408	409	222
Amortization of Net Loan Fees	(1,836)	(1,738)	(2,442)
Amendment fees collected	250	206	265
Payment-in-kind interest and dividend income	(2,597)	(976)	(2,141)
Accretion of interest income on Structured Finance Securities	(10,857)	(10,656)	(9,861)
Purchase and origination of portfolio investments	(41,736)	(154,167)	(268,901)
Proceeds from principal payments on portfolio investments	83,004	88,673	200,713
Proceeds from sale or redemption of portfolio investments	18,930	46,617	52,789
Distributions received from portfolio investments	14,483	12,173	12,656
Changes in operating assets and liabilities:
Interest receivable	(15)	(727)	(177)
Interest payable	(235)	262	509
Receivable for investments sold	—	14,893	(14,893)
Payable to investment adviser and affiliates	(353)	(2,308)	2,965
Payable for investments purchased	—	(8,788)	377
Other assets and liabilities	432	(828)	492
Net cash provided by (used in) operating activities	81,566	2,946	(12,009)
Cash flows from financing activities
Proceeds from offerings of Unsecured Notes, net of discounts	—	—	175,506
Redemptions of Unsecured Notes	—	—	(177,850)
Distributions paid to stockholders	(17,954)	(15,385)	(12,071)
Borrowings under revolving lines of credit	26,550	59,450	145,350
Repayments under revolving lines of credit	(40,750)	(54,750)	(77,400)
Repayments of SBA debentures	(19,000)	(19,000)	(35,350)
Payments of deferred debt issuance costs and other financing costs	—	(1,372)	(836)
Net cash provided by (used in) financing activities	(51,154)	(31,057)	17,349
Net increase (decrease) in cash	30,412	(28,111)	5,340
Cash — beginning of year	14,937	43,048	37,708
Cash — end of year	$45,349	$14,937	$43,048
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$18,189	$15,214	$15,037
Reinvestment of stockholder distributions	—	179	136
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		11.45%	SOFR+	6.00%	1/28/2022	11/16/2027	$8,820	$8,776	$8,483	5.2%

Advantage Sales & Marketing Inc. (F/K/A Karman Buyer Corp) (14) (15)	Advertising Agencies
First Lien Debt		10.18%	SOFR+	4.50%	3/2/2022	10/28/2027	2,260	2,238	2,249	1.4

AIDC Intermediateco 2, LLC (15)	Computer Systems Design Services
First Lien Debt		11.80%	SOFR+	6.25%	7/22/2022	7/22/2027	1,980	1,948	1,974	1.2
First Lien Debt		11.78%	SOFR+	6.25%	7/31/2023	7/22/2027	46	45	46	—
							2,026	1,993	2,020	1.2
Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
First Lien Debt		11.00%	SOFR+	5.50%	3/2/2021	2/10/2027	3,729	3,726	3,325	2.1

All Star Auto Lights, Inc. (4) (15) (20)	Motor Vehicle Parts (Used) Merchant Wholesalers
First Lien Debt		10.97%	SOFR+	5.50%	12/19/2019	8/20/2025	22,861	22,719	22,853	14.1
First Lien Debt		10.96%	SOFR+	5.50%	8/4/2022	8/20/2025	4,925	4,872	4,923	3.0
							27,786	27,591	27,776	17.1

Astro One Acquisition Corporation (6)	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Second Lien Debt		14.11%	SOFR+	8.50%	1/31/2022	9/14/2029	3,000	2,596	110	0.1

Avison Young (6) (21)	Nonresidential Property Managers
First Lien Debt (15)		12.11%	SOFR+	6.50%	11/25/2021	1/31/2026	3,925	3,903	1,063	0.7
First Lien Debt		12.64%	SOFR+	7.00%	8/19/2022	1/31/2026	794	757	215	0.1
							4,719	4,660	1,278	0.8

BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.11%	SOFR+	8.50%	6/10/2021	6/11/2028	4,962	4,915	4,962	3.1
Second Lien Debt		14.12%	SOFR+	8.50%	6/10/2021	6/11/2028	3,988	3,948	3,988	2.5
							8,950	8,863	8,950	5.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		12.72%	SOFR+	7.25%	2/2/2022	6/8/2029	$1,667	$1,645	$1,474	0.9%

Boca Home Care Holdings, Inc. (19)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		11.96%	SOFR+	6.50%	2/25/2022	2/25/2027	10,972	10,874	10,597	6.5
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(10)	(44)	—
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	827	0.5
Preferred Equity (3,446 Class A Units), 12.0% cash / 2.0% PIK					3/3/2023			345	344	0.2
							10,972	12,499	11,724	7.2
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		12.25%	SOFR+	6.75%	11/3/2023	12/30/2027	3,198	3,106	3,106	1.9
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(9)	(9)	—
							3,198	3,097	3,097	1.9
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	45	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		12.22%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,863	5,877	3.6

Creation Technologies (15) (21)	Bare Printed Circuit Board Manufacturing
First Lien Debt		11.18%	SOFR+	5.50%	9/24/2021	10/5/2028	1,970	1,959	1,851	1.1

Diamond Sports Group, LLC (6) (14) (15)	Television Broadcasting
Second Lien Debt		10.71%	SOFR+	5.25%	11/19/2019	8/24/2026	1,935	1,935	92	0.1

East West Manufacturing (15)	Fluid Power Pump and Motor Manufacturing
First Lien Debt		11.13%	SOFR+	5.75%	2/11/2022	12/22/2028	1,930	1,916	1,855	1.1

Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Second Lien Debt		13.96%	SOFR+	8.50%	4/8/2021	6/26/2026	3,679	3,452	3,561	2.2

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4) (17)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2025	$6,295	$6,295	$6,295	3.9%
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	7,844	6,584	3,801	2.3
First Lien Debt (Revolver) (5)		n/m (18)	N/A		11/29/2021	12/31/2025	—	—	—	—
Equity Participation Rights (7) (10)					12/31/2021			4,722	—	—
							14,139	17,601	10,096	6.2
Excelin Home Health, LLC (4)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	12/31/2025	4,932	4,839	4,173	2.6

GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		10.28%	SOFR+	4.75%	3/26/2021	8/31/2027	2,916	2,915	1,943	1.2

Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		12.20%	SOFR+	6.75%	7/20/2022	8/1/2029	5,925	5,641	5,925	3.7

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		11.25%	SOFR+	5.75%	10/15/2021	10/15/2027	6,466	6,385	6,466	4.0
First Lien Debt (15)		11.25%	SOFR+	5.75%	10/15/2021	10/15/2027	4,089	4,029	4,089	2.5
First Lien Debt (Revolver) (5)		13.25%	Prime+	4.75%	10/15/2021	10/15/2027	95	85	95	0.1
First Lien Debt (Delayed Draw) (5) (15)		11.50%	SOFR+	6.00%	3/31/2023	10/15/2027	2,706	2,682	2,706	1.7
							13,356	13,181	13,356	8.3
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.28%	SOFR+	6.75%	1/27/2022	3/2/2029	4,000	4,000	3,850	2.4

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Inergex Holdings, LLC (11)	Other Computer Related Services
First Lien Debt		12.58% cash / 1.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	$14,868	$14,783	$14,868	9.2%
First Lien Debt (Revolver)		12.58% cash / 1.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	2,344	2,312	2,344	1.4
							17,212	17,095	17,212	10.6

Ivanti Software, Inc. (14) (15)	Software Publishers
First Lien Debt		9.91%	SOFR+	4.25%	3/26/2021	12/1/2027	2,933	2,940	2,792	1.7

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		11.14%	SOFR+	5.50%	1/14/2021	11/20/2027	4,697	4,513	3,368	2.1

Kreg LLC	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		9.75% cash / 2.50% PIK	SOFR+	4.25%	12/20/2021	12/20/2026	17,139	17,066	15,989	9.9
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	12/20/2021	12/20/2026	—	(6)	(90)	(0.1)
							17,139	17,060	15,899	9.8
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		11.74%	SOFR+	6.25%	10/20/2023	10/20/2029	2,234	2,180	2,180	1.3
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(5)	(5)	—
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(8)	(8)	—
							2,234	2,167	2,167	1.3
Metasource (15)	All Other Business Support Services
First Lien Debt		11.72% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,755	2,733	2,597	1.6
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(4)	(69)	—
							2,755	2,729	2,528	1.6

One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		12.21%	SOFR+	6.75%	12/13/2021	12/22/2025	7,432	7,358	7,066	4.4
First Lien Debt (15)		12.21%	SOFR+	6.75%	12/13/2021	12/22/2025	3,916	3,876	3,723	2.3
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	12/13/2021	12/22/2025	—	(14)	(71)	—
							11,348	11,220	10,718	6.7

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2025	$16,648	$14,113	$6,858	4.2%

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units) (10)					9/30/2017			499	551	0.3

Reception Purchaser LLC (15)	Transportation and Warehousing
First Lien Debt		11.50%	SOFR+	6.00%	4/28/2022	3/24/2028	2,523	2,495	2,257	1.4

Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt (14)		10.22%	SOFR+	4.75%	4/16/2021	4/27/2028	1,715	1,708	1,307	0.8
Second Lien Debt		13.22%	SOFR+	7.75%	4/16/2021	4/27/2029	4,450	4,407	3,272	2.0
							6,165	6,115	4,579	2.8
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,182	0.7

RumbleOn, Inc. (15) (21)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		14.36% Cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	2,858	2,769	2,633	1.6
First Lien Debt (11)		14.36% Cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	862	854	795	0.5
Warrants (warrants to purchase up to $218,000 in common stock)					8/31/2021	8/14/2028 (12)		200	72	—
							3,720	3,823	3,500	2.1
Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (1,603 Series B units)					9/4/2020			160	77	—

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		8.96%	SOFR+	3.50%	3/25/2021	4/3/2028	1,803	1,791	1,616	1.0

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Spear Education Holdings, LLC (15)
First Lien Debt	Professional and Management Development Training	13.00%	SOFR+	7.50%	2/10/2023	12/15/2027	$1,485	$1,455	$1,484	0.9%

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
First Lien Debt		10.75%	SOFR+	5.25%	8/26/2019	8/26/2024	9,575	9,563	9,186	5.7
First Lien Debt		10.75%	SOFR+	5.25%	12/31/2020	8/26/2024	1,035	1,033	993	0.6
First Lien Debt		10.75%	SOFR+	5.25%	12/8/2021	8/26/2024	2,607	2,600	2,501	1.5
First Lien Debt (Revolver) (5)		10.75%	SOFR+	5.25%	8/26/2019	8/26/2024	200	199	173	0.1
							13,417	13,395	12,853	7.9
SS Acquisition, LLC (8) (15)	Sports and Recreation Instruction
First Lien Debt		12.41%	SOFR+	6.75%	12/30/2021	12/30/2026	3,042	3,023	3,042	1.9
First Lien Debt		13.10%	SOFR+	7.45%	12/30/2021	12/30/2026	1,460	1,449	1,460	0.9
							4,502	4,472	4,502	2.8
Staples, Inc. (14) (15) (21)	Business to Business Electronic Markets
First Lien Debt		10.46%	L+	5.00%	6/24/2019	4/16/2026	2,870	2,841	2,728	1.7

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Second Lien Debt		13.46%	SOFR+	8.00%	5/15/2018	4/30/2026	9,073	9,072	9,073	5.6

Tolemar Acquisition, INC.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	15,347	15,304	14,334	8.8
First Lien Debt (Revolver) (5)		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	592	585	422	0.3
							15,939	15,889	14,756	9.1
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		14.14%	SOFR+	8.50%	5/13/2021	11/2/2028	4,500	4,592	4,287	2.6

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			9	—	—

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Wellful Inc. (F/K/A KNS Acquisition Corp.) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		11.72%	SOFR+	6.25%	4/16/2021	4/21/2027	$6,606	$6,581	$6,313	3.9

Total Debt and Equity Investments							$285,417	$287,218	$254,411	157.0%

Structured Finance Securities (21)
Apex Credit CLO 2020 (9) (16)
Subordinated Notes		14.89%	N/A		11/16/2020	10/20/2031	$11,080	$10,191	$7,031	4.3%

Apex Credit CLO 2021 Ltd (9) (16)
Subordinated Notes		21.61%	N/A		5/28/2021	7/18/2034	8,630	6,977	5,711	3.5

Apex Credit CLO 2022-1A (9) (16)
Subordinated Notes		17.30%	N/A		4/28/2022	4/22/2033	10,726	8,858	6,961	4.3

Ares L CLO
Mezzanine Debt - Class E		11.31%	SOFR+	5.65%	2/17/2022	1/15/2032	6,000	5,832	5,474	3.4

Barings CLO 2019-I Ltd.
Mezzanine Debt - Class E		12.52%	SOFR+	6.86%	2/23/2022	4/15/2035	8,000	7,918	7,725	4.8

Battalion CLO XI, Ltd.
Mezzanine Debt - Class E		12.51%	SOFR+	6.85%	4/24/2022	4/24/2034	6,000	5,918	5,511	3.4

Brightwood Capital MM CLO 2023-1A, Ltd.
Mezzanine Debt - Class D		11.85%	SOFR+	6.46%	9/28/2023	10/15/2035	915	888	888	0.5
Mezzanine Debt - Class E		15.75%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,929	1,929	1.2
Subordinated Notes (9) (16)		14.56%	N/A		9/28/2023	10/15/2035	5,494	5,018	5,018	3.1
							8,542	7,835	7,835	4.8

Dryden 53 CLO, LTD. (9) (16)
Subordinated Notes - Income		8.04%	N/A		10/26/2020	1/15/2031	2,700	1,280	622	0.3
Subordinated Notes		7.00%	N/A		10/26/2020	1/15/2031	2,159	1,046	497	0.3
							4,859	2,326	1,119	0.7

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Dryden 76 CLO, Ltd. (9) (16)
Subordinated Notes		16.12%	N/A		9/27/2019	10/20/2032	$2,750	$2,332	$1,779	1.1%

Flatiron CLO 18, Ltd. (9) (16)
Subordinated Notes		7.62%	N/A		1/2/2019	4/17/2031	9,680	6,314	4,989	3.1

Madison Park Funding XXIII, Ltd. (9) (16)
Subordinated Notes		16.45%	N/A		1/8/2020	7/27/2047	10,000	5,558	4,744	2.9

Madison Park Funding XXIX, Ltd. (9) (16)
Subordinated Notes		13.78%	N/A		12/22/2020	10/18/2047	9,500	5,927	5,355	3.3

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		14.12%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	961	967	0.6

Octagon Investment Partners 39, Ltd. (9) (16)
Subordinated Notes		4.98%	N/A		1/23/2020	10/20/2030	7,000	3,962	2,171	1.3

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine Debt - Class E		12.98%	SOFR+	7.30%	1/26/2021	1/20/2034	1,000	982	982	0.6

Redding Ridge 4 (9) (16)
Subordinated Notes		7.46%	N/A		3/4/2021	4/15/2030	1,300	910	544	0.3

Regatta XXII Funding Ltd
Mezzanine Debt - Class E		12.61%	SOFR+	7.19%	5/6/2022	7/20/2035	3,000	2,977	3,007	1.9

THL Credit Wind River 2019‐3 CLO Ltd. (9) (16)
Subordinated Notes		10.59%	N/A		4/5/2019	4/15/2031	7,000	4,883	2,941	1.8

Trinitas CLO VIII (9) (16)
Subordinated Notes		3.95%	N/A		3/4/2021	7/20/2117	5,200	2,891	1,352	0.8

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Venture 45 CLO Ltd.
Mezzanine Debt - Class E		13.12%	SOFR+	7.70%	4/18/2022	7/20/2035	$3,000	$2,942	$2,579	1.6%

Wellfleet CLO 2018-2 (9) (16)
Subordinated Notes		9.99%	N/A		3/4/2021	10/20/2031	1,000	627	270	0.2

Total Structured Finance Securities							$125,267	$97,121	$79,045	48.8%

Total Non-control/Non-affiliate Investments							$410,684	$384,339	$333,456	205.8%

Affiliate Investments
Contract Datascan Holdings, Inc. (4) (19)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			$7,309	$10,312	6.4%
Common Equity (11,273 shares) (10)					6/28/2016			104	271	0.2
								7,412	10,583	6.6
DRS Imaging Services, LLC (13) (19)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	393	0.2

Master Cutlery, LLC (4) (10) (19)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Debt (6) (11)		13.00% PIK	N/A		4/17/2015	5/25/2024	9,749	4,680	—	—
Preferred Equity (3,723 Series A units), 8% PIK					4/17/2015			3,483	—	—
Common Equity (15,564 units)					4/17/2015			—	—	—
							9,749	8,163	—	—
Pfanstiehl Holdings, Inc. (4) (19) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)					1/1/2014			217	70,927	43.8

TalentSmart Holdings, LLC (10) (13) (19)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)					10/11/2019			1,595	1,136	0.7

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TRS Services, LLC (4) (19)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			$97	$2,507	1.5%
Common Equity (3,000,000 units) (10)				12/10/2014			572	1,285	0.8
							669	3,792	2.3

Total Affiliate Investments						$9,749	$19,191	$86,831	53.6%

Total Investments						$420,432	$403,530	$420,287	259.4%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)As of December 31, 2023, the Company held loans with an aggregate fair value of $230,185, or 92% of the total loan portfolio, that bore interest at a variable rate indexed to LIBOR (L), Prime or SOFR, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of December 31, 2023. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)Investments (or portion thereof) held by SBIC I LP. These assets were pledged as collateral of the SBA debentures and could not be pledged under any debt obligation of the Company.
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of December 31, 2023, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)Equity participation rights issued by unaffiliated third party fully covered with underlying positions in the portfolio company.
(8)The Company entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2023:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	12.41%	11.89%	0.51%
SS Acquisition, LLC	13.10%	11.89%	1.21%
(9)The rate disclosed on subordinated note investments is the estimated effective yield, generally established at purchase, and reevaluated upon the receipt of the initial distribution and each subsequent quarter thereafter. The estimated effective yield is based upon projected amounts and timing of future distributions and the projected amounts and timing of terminal principal payments at the time of estimation. The estimated effective yield and investment cost may ultimately not be realized. Projected cash flows, including the amounts and timing of terminal principal payments, which generally are projected to occur prior to the contractual maturity date, were utilized in deriving the effective yield of the investments.
(10)Non-income producing.

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2023:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	First Lien Debt	0% to 1.00%	12.58% to 13.58%	1.00%
Inergex Holdings, LLC	First Lien Debt (Revolver)	0% to 1.00%	12.58% to 13.58%	1.00%
Kreg LLC	First Lien Debt	0% to 2.00%	9.75% to 11.75%	2.00%
Master Cutlery, LLC	Subordinated Debt	0% to 13.00%	0% to 13.00%	13.00%
RumbleOn, Inc.	First Lien Debt	0% to 0.50%	14.36% to 14.86%	0.50%
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
(17)The Company holds at least one seat on the portfolio company’s board of directors.
(18)Not meaningful as there is no outstanding balance on the revolver or delayed draw loan. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company has an observer seat on the portfolio company’s board of directors.
(20)Portfolio company at fair value represents greater than 5% of total assets at December 31, 2023.
(21)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2023, approximately 81% of the Company's assets were qualifying assets.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
24 Seven Holdco, LLC (15) (22)	Temporary Help Services
First Lien Debt		10.39%	L+	6.00%	1/28/2022	11/16/2027	$8,910	$8,854	$8,821	4.9%

Advantage Sales & Marketing Inc. (F/K/A Karman Buyer Corp) (14) (15)	Advertising Agencies
First Lien Debt		8.28%	L+	4.50%	3/2/2022	10/28/2027	2,284	2,256	1,898	1.1

AIDC Intermediateco 2, LLC (15)	Computer Systems Design Services
First Lien Debt		10.44%	SOFR+	6.25%	7/22/2022	7/22/2027	2,000	1,959	1,943	1.1

Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
First Lien Debt		10.23%	SOFR+	5.50%	3/2/2021	2/10/2027	3,768	3,763	3,103	1.7

All Star Auto Lights, Inc. (4) (15) (21)	Motor Vehicle Parts (Used) Merchant Wholesalers
First Lien Debt		12.00%	L+	7.25%	12/19/2019	8/20/2025	23,098	22,863	22,890	12.7
First Lien Debt		11.76%	L+	7.25%	8/4/2022	8/20/2025	4,975	4,889	4,930	2.7
							28,073	27,752	27,820	15.4

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Second Lien Debt		13.23%	L+	8.50%	1/31/2022	9/14/2029	3,000	2,680	2,246	1.2

Asurion, LLC (14)	Communication Equipment Repair and Maintenance
Second Lien Debt		9.63%	L+	5.25%	6/28/2022	1/31/2028	2,000	1,766	1,572	0.9

Atlantis Holding, LLC (14) (15)	Electronics and Appliance Stores
First Lien Debt		11.83%	SOFR+	7.25%	3/29/2022	3/31/2029	8,316	8,037	8,102	4.5

Avison Young (22)	Nonresidential Property Managers
First Lien Debt		10.19%	SOFR+	5.75%	11/25/2021	1/31/2026	3,946	3,926	3,475	1.9
First Lien Debt (15)		11.44%	SOFR+	7.00%	8/19/2022	1/31/2026	798	755	732	0.4
							4,744	4,681	4,207	2.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.23%	L+	8.50%	6/10/2021	6/11/2028	$4,962	$4,904	$4,861	2.7%
Second Lien Debt (Delayed Draw) (5)		13.23%	L+	8.50%	6/10/2021	6/11/2028	3,988	3,883	3,814	2.1
							8,950	8,787	8,675	4.8

BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.98%	L+	7.25%	2/2/2022	6/8/2029	1,667	1,641	1,540	0.9

Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
First Lien Debt (Delayed Draw) (15)		11.33%	SOFR+	6.50%	2/25/2022	2/25/2027	9,548	9,469	9,201	5.1
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	1.00%	2/25/2022	2/25/2027	—	(11)	(47)	—
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	1,098	0.6
							9548	10748	10252	5.7

Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	32	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		11.07%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,849	5,767	3.2

Creation Technologies (15) (22)	Bare Printed Circuit Board Manufacturing
First Lien Debt		9.25%	L+	5.50%	9/24/2021	10/5/2028	1,990	1,977	1,854	1.0

Diamond Sports Group, LLC (14) (15)	Television Broadcasting

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
First Lien Debt		12.32%	SOFR+	8.00%	3/9/2022	5/25/2026	252	246	240	0.1
Second Lien Debt (6)		7.57%	SOFR+	3.25%	11/19/2019	8/24/2026	1,935	1,935	248	0.1
							2187	2181	488	0.2
East West Manufacturing (15)	Fluid Power Pump and Motor Manufacturing
First Lien Debt		10.07%	SOFR+	5.75%	2/11/2022	12/22/2028	$1,950	$1,933	$1,873	1.0%
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	2.88%	2/11/2022	12/22/2028	—	(3)	(11)	—
							1950	1930	1862	1.0
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Second Lien Debt		12.88%	L+	8.50%	4/8/2021	6/26/2026	3,679	3,360	3,468	1.9

EnergySolutions, LLC (15)	Hazardous Waste Treatment and Disposal
First Lien Debt		8.48%	L+	3.75%	7/8/2021	5/9/2025	1,768	1,765	1,652	0.9

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4) (19)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2025	6,359	6,359	6,359	3.5
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	7,098	6,584	2,887	1.6
First Lien Debt (Revolver) (5)		n/m (18)	N/A		11/29/2021	12/31/2025	—	—	—	—
Equity Participation Rights (10) (23)					12/31/2021			4,722	—	—
							13,457	17,665	9,246	5.1
Excelin Home Health, LLC (4)	Home Health Care Services
Second Lien Debt		14.23% cash / 1.25% PIK	L+	9.50%	10/25/2018	9/30/2025	4,277	4,210	3,987	2.2

GGC Aerospace Topco L.P.	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units) (10)					12/29/2017			450	0	—
Common Equity (40,984 Class B units) (10)					12/29/2017			50	0	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.). (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		9.14%	L+	4.75%	3/26/2021	8/31/2027	2,946	2,945	1,909	1.1

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.44%	SOFR+	6.75%	7/20/2022	8/1/2029	5,985	5,647	5,532	3.1

Honor HN Buyer Inc (15)	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.48%	SOFR+	5.75%	10/15/2021	10/15/2027	6,532	6,428	6,426	3.6
First Lien Debt (Delayed Draw) (5)		10.48%	SOFR+	5.75%	10/15/2021	10/15/2027	1,904	1,812	1,762	1.0
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.75%	10/15/2021	10/15/2027	—	(12)	(12)	—
							8436	8228	8176	4.6
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		10.50%	L+	6.75%	1/27/2022	3/2/2029	$4,000	$4,000	$3,732	2.1%

Inergex Holdings, LLC	Other Computer Related Services
First Lien Debt (11)		12.15% cash / 2.00% PIK	L+	7.00%	10/1/2018	10/1/2024	14,868	14,669	14,868	8.2
First Lien Debt (Revolver) (5)		n/m (18)	L+	7.00%	10/1/2018	10/1/2024	—	(73)	—	—
							14,868	14,596	14,868	8.2

Ivanti Software, Inc. (14) (15)	Software Publishers
First Lien Debt		9.01%	L+	4.25%	3/26/2021	12/1/2027	2,963	2,972	2,359	1.3

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		9.91%	L+	5.50%	1/14/2021	11/15/2025	5,369	5,227	4,622	2.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Kreg LLC (15)	Other Ambulatory Health Care Services
First Lien Debt		10.98% cash / 0.50% PIK	SOFR+	6.25%	12/20/2021	12/20/2026	16,550	16,452	15,675	8.7
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	12/20/2021	12/20/2026	—	(8)	(71)	—
							16,550	16,444	15,604	8.7

Metasource (15)	All Other Business Support Services
First Lien Debt		10.69%	SOFR+	6.25%	5/17/2022	5/17/2027	$2,779	$2,754	$2,592	1.4%
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(8)	(81)	—
							2,779	2,746	2,511	1.4
Milrose Consultants, LLC (4) (21)	Administrative Management and General Management Consulting Services
First Lien Debt (15)		11.33%	SOFR+	6.50%	7/16/2019	7/16/2025	27,172	27,151	26,700	14.8
First Lien Debt (Revolver) (5)		11.33%	SOFR+	6.50%	7/16/2019	7/16/2025	476	470	448	0.2
							27,648	27,621	27,148	15.0
One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		11.13%	L+	6.75%	12/13/2021	12/22/2025	7,508	7,395	7,039	3.9
First Lien Debt (Delayed Draw) (5) (15)		11.14%	L+	6.75%	12/13/2021	12/22/2025	3,946	3,866	3,698	2.0
First Lien Debt (Revolver) (5)		n/m (18)	L+	6.75%	12/13/2021	12/22/2025	—	(21)	(90)	—
							11,454	11,240	10,647	5.9
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC)	Software Publishers
First Lien Debt (6)		4.00%	N/A		3/13/2018	1/1/2024	16,648	14,113	6,864	3.8

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units) (10) (13)					9/30/2017			499	967	0.5

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Second Lien Debt		11.23%	L+	6.50%	6/24/2022	7/30/2029	1,125	1,083	1,064	0.6

Reception Purchaser LLC (15)	Transportation and Warehousing
First Lien Debt		10.42%	SOFR+	6.00%	4/28/2022	3/24/2028	2,548	2,514	2,501	1.4

Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt (14)		9.11%	L+	4.75%	4/16/2021	4/27/2028	$2,769	$2,756	$1,931	1.1%
Second Lien Debt		12.11%	L+	7.75%	4/16/2021	4/27/2029	4,450	4,400	3,350	1.9
							7,219	7,156	5,281	3.0
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			492	406	0.2

RumbleOn, Inc. (15) (22)	Other Industrial Machinery Manufacturing
First Lien Debt		12.98%	L+	8.25%	8/31/2021	8/31/2026	3,985	3,817	3,617	2.0
First Lien Debt (Delayed Draw) (5)		12.98%	L+	8.25%	8/31/2021	8/31/2026	1,202	1,186	1,042	0.6
Warrants (warrants to purchase up to $600,000 in common stock)					8/31/2021	7/25/2023 (12)		200	—	—
							5,187	5,203	4,659	2.6
Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (1,603 Series B units)					9/4/2020			160	80	—

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.89%	L+	3.50%	3/25/2021	4/3/2028	1,822	1,807	1,566	0.9

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.) (15)	Child Day Care Services
Second Lien Debt		12.98%	L+	8.25%	7/26/2018	7/30/2026	6,399	6,375	6,182	3.4

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
First Lien Debt		9.98%	SOFR+	5.25%	8/26/2019	8/26/2024	9,675	9,643	9,513	5.3
First Lien Debt		9.98%	SOFR+	5.25%	12/31/2020	8/26/2024	1,045	1,041	1,028	0.6
First Lien Debt		9.98%	SOFR+	5.25%	12/8/2021	8/26/2024	2,633	2,617	2,589	1.4
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.25%	8/26/2019	8/26/2024	—	(2)	(11)	—
							13,353	13,299	13,119	7.3
SS Acquisition, LLC (15)	Sports and Recreation Instruction
First Lien Debt (8)		11.10%	SOFR+	6.85%	12/30/2021	12/30/2026	3,042	3,017	2,988	1.7
First Lien Debt (Delayed Draw) (5)		11.84%	SOFR+	7.59%	12/30/2021	12/30/2026	1,217	1,205	1,184	0.7
							4,259	4,222	4,172	2.4
Staples, Inc. (14) (15) (22)	Business to Business Electronic Markets
First Lien Debt		9.44%	L+	5.00%	6/24/2019	4/16/2026	$2,900	$2,858	$2,689	1.5%

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Second Lien Debt		12.38%	L+	8.00%	5/15/2018	4/30/2026	9,073	9,071	9,073	5.0

The Escape Game, LLC (4)	Other amusement and recreation industries
First Lien Debt		11.38%	L+	7.00%	12/21/2021	12/22/2024	16,333	16,333	16,497	9.1
First Lien Debt (Revolver) (5)		n/m (18)	L+	7.00%	12/21/2021	12/22/2024	—	(31)	—	—
							16,333	16,302	16,497	9.1
Thryv, Inc. (14) (15)	Directory and Mailing List Publishers
First Lien Debt		12.88%	L+	8.50%	2/18/2021	3/1/2026	3,978	3,910	3,930	2.2

Tolemar Acquisition, INC. (15)	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		9.32%	L+	5.75%	10/14/2021	10/14/2026	15,504	15,445	15,504	8.6
First Lien Debt (Revolver) (5)		12.25%	Prime +	4.75%	10/14/2021	10/14/2026	438	428	438	0.2
							15,942	15,873	15,942	8.8

TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		12.91%	L+	8.50%	5/13/2021	11/2/2028	4,500	4,611	4,226	2.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			8	24	—
Warrants (3,976 units)					7/26/2012	4/16/2023 (12)		9	11	—
								17	35	—
Wellful Inc. (F/K/A KNS Acquisition Corp.) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		10.42%	L+	6.25%	4/16/2021	4/21/2027	6,781	6,747	6,515	3.6

Yahoo / Verizon Media (14) (15)	Internet Publishing and Broadcasting and Web Search Portals
First Lien Debt		9.88%	L+	5.50%	7/21/2021	9/1/2027	$3,127	$3,100	$2,843	1.6%

Total Debt and Equity Investments							$342,699	$344,143	$314,253	174.2%

Structured Finance Securities (22)
Apex Credit CLO 2020 (9) (16)
Subordinated Notes		19.26%			11/16/2020	10/20/2031	$11,080	$9,915	$7,996	4.4%

Apex Credit CLO 2021 Ltd (9) (16)
Subordinated Notes		18.54%			5/28/2021	7/18/2034	8,630	7,198	6,141	3.4

Apex Credit CLO 2022-1A (9) (16)
Subordinated Notes		16.48%			4/28/2022	4/22/2033	10,726	8,389	8,611	4.8

Ares L CLO
Mezzanine Debt - Class E		9.73%	L+	5.65%	2/17/2022	1/15/2032	6,000	5,749	5,272	2.9

Barings CLO 2019-I Ltd.
Mezzanine Debt - Class E		10.94%	L+	6.86%	2/23/2022	4/15/2035	8,000	7,899	7,308	4.1

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Battalion CLO XI, Ltd.
Mezzanine Debt - Class E		11.17%	L+	6.85%	4/24/2022	4/24/2034	6,000	5,855	5,445	3.0

Brightwood Capital MM CLO 2022-1, LTD (17)
Loan accumulation facility		14.50%			1/5/2022	12/31/2032	8,500	8,500	8,299	4.6

Dryden 53 CLO, LTD. (9) (16)
Subordinated Notes - Income		23.00%			10/26/2020	1/15/2031	$2,700	$1,499	$1,029	0.5%
Subordinated Notes		22.97%			10/26/2020	1/15/2031	2,159	1,199	823	0.5
							4,859	2,698	1,852	1.0
Dryden 76 CLO, Ltd. (9) (16)
Subordinated Notes		19.75%			9/27/2019	10/20/2032	2,750	2,266	2,030	1.1

Elevation CLO 2017-7, Ltd. (7) (9) (16)
Subordinated Notes		0%			2/6/2019	7/15/2030	5,449	1,311	118	0.1

Flatiron CLO 18, Ltd. (9) (16)
Subordinated Notes		20.94%			1/2/2019	4/17/2031	9,680	6,907	5,587	3.1

Madison Park Funding XXIII, Ltd. (9) (16)
Subordinated Notes		23.69%			1/8/2020	7/27/2047	10,000	6,112	5,319	2.9

Madison Park Funding XXIX, Ltd. (9) (16)
Subordinated Notes		19.83%			12/22/2020	10/18/2047	9,500	6,459	5,645	3.1

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		13.03%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	945	874	0.5

Octagon Investment Partners 39, Ltd. (9) (16)
Subordinated Notes		18.97%			1/23/2020	10/20/2030	7,000	4,504	3,202	1.8

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine Debt - Class E		11.54%	L+	7.30%	1/26/2021	1/20/2034	1,000	978	910	0.5

Redding Ridge 4 (9) (16)
Subordinated Notes		17.49%			3/4/2021	4/15/2030	1,300	1,034	695	0.4

Regatta II Funding
Mezzanine Debt - Class DR2		11.03%	L+	6.95%	6/5/2020	1/15/2029	800	778	738	0.4

Regatta XXII Funding Ltd
Mezzanine Debt - Class E		11.24%	SOFR+	7.19%	5/6/2022	7/20/2035	$3,000	$2,971	$2,990	1.7%

THL Credit Wind River 2019‐3 CLO Ltd. (9) (16)
Subordinated Notes		14.24%			4/5/2019	4/15/2031	7,000	5,347	3,926	2.2

Trinitas CLO VIII (9) (16)
Subordinated Notes		23.02%			3/4/2021	7/20/2117	5,200	3,060	2,216	1.2

Venture 45 CLO Ltd.
Mezzanine Debt - Class E		11.66%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,931	2,876	1.6

Wellfleet CLO 2018-2 (9) (16)
Subordinated Notes		23.88%			3/4/2021	10/20/2031	1,000	670	471	0.3

Total Structured Finance Securities							$131,474	$102,477	$88,518	49.1%

Total Non-control/Non-affiliate Investments							$474,173	$446,620	$402,771	223.2%

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2022
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Affiliate Investments
Contract Datascan Holdings, Inc. (4) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK				8/5/2015			$6,315	$6,202	3.4%
Common Equity (11,273 shares) (10)				6/28/2016			104	510	0.3
							6,419	6,712	3.7
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)				3/8/2018			1,135	1,568	0.9

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00% PIK	N/A	4/17/2015	7/20/2023	$8,578	$4,680	$122	0.1%
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						8,578	8,163	122	0.1
Pfanstiehl Holdings, Inc. (4) (10) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	85,456	47.4

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	953	0.5

TRS Services, LLC (4) (20)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			—	1,890	1.0
Common Equity (3,000,000 units)				12/10/2014			572	—	—
							572	1,890	1.0

Total Affiliate Investments						$8,578	$18,101	$96,701	53.6%

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
(2)At December 31, 2022, the Company held loans with an aggregate principal amount of $312,595, or 87% of the total loan portfolio, that bore interest at a variable rate indexed to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2022. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)Investments (or portion thereof) held by SBIC I LP. These assets were pledged as collateral of the SBA debentures and could not be pledged under any debt obligation of the Company.
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of December 31, 2022, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)As of December 31, 2022, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security's anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security's then-current amortized cost.
(8)The Company entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2022:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	11.10%	10.49%	0.61%
SS Acquisition, LLC (Delayed Draw)	11.84%	10.49%	1.35%
(9)The rate disclosed on subordinated note investments was the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amount and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer had the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2022:

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
(15)Investments (or portion thereof) held by OFSCC-FS. These assets were pledged as collateral of the BNP Facility and could not be pledged under any other debt obligation of the Company.
(16)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(17)Loan accumulation facilities are financing structures intended to aggregate loans that are expected to form part of the portfolio of a future CLO vehicle. Reported yields represent an estimated yield to be earned on the investment. Income notes associated with loan accumulation facilities generally pay returns equal to the income earned on facility assets, less costs of debt financing and manager costs and expenses. In January 2023, the Company prospectively adjusted the estimated yield on this position to 0.00% due to an adverse change in estimated cash flows in accordance with ASC 325-40. As of December 31, 2022, the fair value of the loan accumulation facility was determined by a probability weighted net asset value (“NAV”) analysis.
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
The Company’s investment objective is to provide stockholders with both current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. In addition, the Company may invest in collateralized loan obligation (“CLO”) mezzanine debt, subordinated (i.e., residual or equity) notes and loan accumulation facility securities (collectively referred to as “Structured Finance Securities”). OFS Capital Management, LLC (“OFS Advisor”), a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), a wholly owned subsidiary of Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations (“OFSAM”), manages the day-to-day operations of, and provides investment advisory services to, the Company.
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
OFS SBIC I LP (“SBIC I LP”), the Company’s wholly owned and consolidated investment company subsidiary licensed under the U.S. Small Business Administration’s (“SBA”) small business investment company program (“SBIC Program”), was subject to SBA regulatory requirements under the Small Business Investment Act of 1958, as amended (“SBIC Act”) for the period covered by the Consolidated Financial Statements.
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
Fair value of financial instruments: The Company applies fair value accounting to all of its financial instruments in accordance with ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the financial instrument. Highest priority is given to prices for identical financial instruments quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using unobservable inputs), which comprise the majority of the Company’s investments. See Note 5 for details.
Changes to the Company’s and OFS Advisor's valuation policies are reviewed and approved by management and the Company’s board of directors (the “Board”). As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, the Company will continue to refine its valuation methodologies.
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
Significant Subsidiaries: The Company evaluates the issuers of its Control Investments for significance in accordance with Rules 3-09 and 4-08(g) of Regulation S-X. No issuers of Control Investments were considered a significant subsidiary under these rules as of or for the years ended December 31, 2023, 2022 and 2021.
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
Cash: The Company’s cash balances are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”), and at times, such balances exceed the FDIC insurance limits. The Company does not believe its cash balances are exposed to any significant credit risk. As of December 31, 2023 and 2022, cash includes aggregate amounts totaling $45,349 and 14,937, respectively, held in cash and cash equivalent accounts at US Bank N.A. and Citibank N.A. In addition, the Company’s use of cash held by SBIC I LP was limited by SBA regulation and use of cash held by OFSCC-FS is limited by the terms and conditions of the BNP Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings.
Revenue recognition:
Interest income: Interest income from the Company’s loan and CLO debt investments is recognized on an accrual basis and reported as an interest receivable until collected. Interest income is accrued based on the outstanding principal amount on the consolidated schedule of investments and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash. PIK interest on such investments is generally due at the maturity of the investment. Recognition of cash and PIK interest includes assessments of collectability. The Company discontinues the accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected. See Non-Accrual Loans section.
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
The Company may also acquire or receive equity, warrants or other equity-related securities in connection with the Company’s acquisition of, subsequent amendment or restructuring to, debt investments. The Company determines the cost basis of the equity investment based on its relative fair value to the fair value of debt investments and other securities or consideration received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the equity investment is treated as OID, and accreted into interest income as described above.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Interest income - Structured Finance Securities: Structured Finance Securities include CLO mezzanine debt, CLO subordinated notes and loan accumulation facility positions. Interest income from investments in CLO subordinated securities is recognized on the basis of the estimated effective yield to expected redemption utilizing estimated cash flows in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from its CLO subordinated notes, and the accretable yields are generally established at purchase, and reevaluated upon the receipt of the initial distribution and each subsequent quarter thereafter. Expected cash flows inherent in the Company’s estimates of accretable yields are based on expectations of defaults and loss-on-default severity, as well as other loan-performance assumptions, impacting the loans in the underlying CLO portfolios. These estimated cash flows are subject to a reasonable possibility of near-term change due to economic and credit market conditions, and the effect of these changes could be material.
Interest income from investments in loan accumulation facilities is recognized on an accrual basis based on an estimated yield. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. Interest income is generally received upon the earlier of the closing of the CLO securitization or liquidation of the underlying portfolio. The Company periodically evaluates the realizability of such amounts and, if necessary, subsequently adjusts the estimated yield.
Dividend income: Dividend income on common equity securities in limited liability companies, partnerships, and other private entities, generally payable in cash, is accrued at the time dividends are declared (in the absence of a formal ex-dividend or record date). Declared dividends payable in cash are reported as dividends receivable until collected. Distributions in excess of current or accumulated net income of the underlying portfolio company are recorded as return of capital and, correspondingly, as a reduction in the cost of the investment. Dividend income on preferred equity investments is accrued based on the contractual terms of the preferred equity investment, subject to assessments of collectability (including fair value coverage). Dividends on preferred equity securities may be payable in cash or in additional preferred securities. Non-cash dividends payable in additional preferred securities (“PIK dividends”) are recorded as an adjustment (i.e., increase) to the cost basis of the investment. The Company discontinues accrual of PIK dividends when there is reasonable doubt that the income will ultimately be collected.
Fee income: The Company generates fee revenue in the form of syndication, prepayment, and other contractual fees, that are recognized as the related services are rendered. In the general course of its business, the Company receives certain fees, such as management fees, from portfolio companies which are non-recurring in nature. Prepayment fees are received on certain loans when repaid prior to their scheduled due date, which are recognized as earned when received. Syndication fees are received for capital structuring, loan syndication or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment. The Company also earns unfunded commitment fees on undrawn revolving lines of credit and delayed draw facility commitments.
Investment transactions and net realized and unrealized gains and losses on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the statement of assets and liabilities date are included in receivable for investments sold and payable for investments purchased, as applicable. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment on the trade date. Investments are valued at fair value in accordance with ASC 820 as determined in good faith by OFS Advisor, as the valuation designee, under the oversight of the Board. The Company reports changes in the fair value of investments, relative to the amortized cost of investments, as net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Non-accrual loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to amortized cost depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. See Note 4 for further information on loans on non-accrual status as of December 31, 2023 and December 31, 2022.
Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its investment company taxable income (“ICTI”) annually to its

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

stockholders. The Company has made, and intends to continue to make, requisite distributions to its stockholders, which generally relieves the Company from U.S. federal income taxes.
Depending on the level of ICTI earned in a tax year, the Company may choose to retain ICTI in an amount less than that which would trigger U.S. federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such undistributed income. Such spillover income increases the Company’s RIC distribution requirement in the following year. An excise tax liability is recognized when the Company determines its estimated current year annual ICTI, capital gain net income, and any undistributed ICTI and capital gain net income from the prior year, as defined in the Code, exceeds distributions paid during the calendar year. For the years ended December 31, 2023, 2022 and 2021, the Company accrued U.S. federal excise taxes of $0, $100 and $0, respectively.
The Company may utilize OFSCC-MB when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. For U.S. federal income tax purposes, OFSCC-MB is not consolidated with the RIC and is taxed as a C-Corporation. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2023, 2022 and 2021. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
Distributions: Distributions to common stockholders are recognized on the record date. The timing of distributions as well as the amount to be paid out as a distribution is determined by the Board each quarter. Distributions from net investment income and net realized gains are determined in accordance with the Code. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Distributions paid in excess of current and accumulated ICTI and not capital gains are considered returns of capital to stockholders.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities, except for deferred debt issuance costs associated with the Company’s revolving line of credit arrangements, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized deferred debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2023 and 2022, were $1,062 and $1,316, respectively. Deferred debt issuance costs are amortized to interest expense over the term or expected term of the related debt.
Intangible asset: On December 4, 2013, in connection with the SBIC Acquisition, the Company recorded an intangible asset of $2,500 attributable to the SBIC license. The Company amortizes the intangible asset on a straight-line basis over its estimated useful life. During the first quarter of 2022, the Company changed its estimate of the useful life to terminate on March 1, 2024, due to early redemptions of SBA debentures. The Company recognized amortization of $408, $409 and $222 for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company tests its intangible asset for impairment if events or circumstances suggest that the asset carrying value may not be fully recoverable. The carrying value of the intangible asset, net of accumulated amortization, was $69 and $477 at December 31, 2023 and 2022, respectively, is included in prepaid expenses and other assets in the consolidated statements of assets and liabilities.
Interest expense: Contractual interest expense on the Company’s borrowings is recognized on an accrual basis as incurred. See Note 7 for further information.
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

the year, the Company exceeds the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. If borrowers completely fail to perform according to the terms of the contracts, the amount of loss due to credit risk from the Company’s investments is equal to the Company’s recorded investment and the unfunded commitments disclosed in Note 6.
New Accounting Pronouncements and Rule Issuances
In June 2022, the FASB issued Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.
In December 2023, the FASB issued Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amend Topic 740 to, among other things, require on an annual basis, the disclosure of additional income tax information related to the Company’s effective tax rate reconciliation and income taxes paid. ASU 2023-09 is intended to enhance the transparency by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact, if any, ASU 2023-09 will have on its consolidated financial statements.
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an agreement dated November 7, 2012 (“Investment Advisory Agreement”). The Investment Advisory Agreement was most recently re-approved on April 5, 2023. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a wholly owned subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
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
For the years ended December 31, 2023, 2022 and 2021, OFS Advisor agreed to reduce its base management fee attributable to all assets held through OFSCC-FS (“OFSCC-FS Assets”) to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement to reduce its base management fee for the 2024 calendar year on January 8, 2024.
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
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an Administration Agreement. The Administration Agreement was most recently re-approved by the Board on April 5, 2023. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Equity Ownership: As of December 31, 2023, affiliates of OFS Advisor held 3,022,184 shares of common stock, which is approximately 23% of the Company's outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the years ended December 31, 2023, 2022 and 2021 are presented below:

	December 31,
	2023	2022	2021
Base management fees	$7,218	$7,979	$7,669
Incentive fees:
Income Incentive Fee	5,040	2,276	2,352
Capital Gains Fee(1)	—	(1,916)	1,916
Administration fees	1,680	1,742	1,758
Distributions paid to affiliates	4,049	3,503	2,764
(1) As of December 31, 2021, the Capital Gains Fee of $1,916 was accrued in accordance with GAAP, inclusive of net unrealized appreciation as of the determination date. The Capital Gains Fee payable to the Advisor under the Investment Advisory Agreement does not include net unrealized appreciation, and accordingly no amount was payable or due to the Advisor as of December 31, 2021. During the year ended December 31, 2022, the Company reversed the previously accrued Capital Gains Fees of $1,916 due to a reduction in net unrealized appreciation on the investment portfolio.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4. Investments
As of December 31, 2023, the Company had loans to 44 portfolio companies, of which 81% were first lien debt investments and 19% were second lien debt investments, at fair value. The Company also held equity investments in 15 portfolio companies and 21 investments in Structured Finance Securities. At December 31, 2023, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$220,941	54.7%	136.4%	$202,792	48.3%	125.1%
Second lien debt investments	57,848	14.3	35.7	48,521	11.5	30.0
Subordinated debt investments	4,680	1.2	2.9	—	—	—
Preferred equity	11,403	2.8	7.0	13,240	3.2	8.2
Common equity, warrants and other	11,537	2.9	7.1	76,689	18.2	47.3
Total debt and equity investments	$306,409	75.9%	189.1%	$341,242	81.2%	210.6%
Structured Finance Securities	97,121	24.1	59.9	79,045	18.8	48.8
Total	$403,530	100.0%	249.0%	$420,287	100.0%	259.4%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $141,291 and $131,271, respectively.
As of December 31, 2023, the Company had loans on non-accrual status with an aggregate amortized cost and fair value of $34,568 and $12,140, respectively.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. As of December 31, 2023 and 2022, the Company's investment portfolio was domiciled as follows:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States of America	$301,749	$339,964	$367,723	$407,851
Canada(1)	4,660	1,278	4,680	4,207
Cayman Islands(1)(2)	89,286	71,210	102,477	88,518
Jersey(1)(2)	7,835	7,835	—	—
Total investments	$403,530	$420,287	$474,880	$500,576
(1) Represents non-qualifying assets under Section 55(a) of the 1940 Act.
(2)    Investments domiciled in the Cayman Islands and Jersey represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.
As of December 31, 2023, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$2,729	0.7%	1.7%	$2,528	0.6%	1.6%
Convention and Trade Show Organizers	160	—	0.1	77	—	—
Landscaping Services	4,592	1.1	2.8	4,287	1.0	2.6
Security Systems Services (except Locksmiths)	5,863	1.5	3.6	5,877	1.4	3.6
Temporary Help Services	8,776	2.2	5.4	8,483	2.0	5.2
Construction
Electrical Contractors and Other Wiring Installation Contractors	17,602	4.4	10.9	10,096	2.4	6.2

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
New Single-Family Housing Construction (except For-Sale Builders)	$1,791	0.4%	1.1%	$1,616	0.4%	1.0%
Education Services
Professional and Management Development Training	3,050	0.8	1.9	2,620	0.6	1.6
Sports and Recreation Instruction	4,473	1.1	2.8	4,502	1.1	2.8
Finance and Insurance
Commodity Contracts Dealing	3,097	0.8	1.9	3,097	0.7	1.9
Health Care and Social Assistance
All Other Outpatient Care Centers	2,167	0.5	1.3	2,167	0.5	1.3
Home Health Care Services	4,839	1.2	3.0	4,173	1.0	2.6
Medical Laboratories	9	—	—	—	—	—
Offices of Physicians, Mental Health Specialists	13,395	3.3	8.3	12,852	3.1	7.9
Other Ambulatory Health Care Services	17,060	4.2	10.5	15,900	3.8	9.8
Outpatient Mental Health and Substance Abuse Centers	8,863	2.2	5.5	8,950	2.1	5.5
Services for the Elderly and Persons with Disabilities	25,680	6.4	15.9	25,080	6.0	15.5
Information
Cable and Other Subscription Programming	3,726	0.9	2.3	3,325	0.8	2.1
Data Processing, Hosting, and Related Services	4,050	1.0	2.5	2,337	0.6	1.4
Software Publishers	17,052	4.2	10.5	10,832	2.6	6.8
Television Broadcasting	1,935	0.5	1.2	92	—	0.1
Management of Companies and Enterprises
Offices of Other Holding Companies	11,219	2.8	6.9	10,718	2.6	6.6
Manufacturing
Bare Printed Circuit Board Manufacturing	1,959	0.5	1.2	1,851	0.4	1.1
Current-Carrying Wiring Device Manufacturing	3,452	0.9	2.1	3,561	0.8	2.2
Fluid Power Pump and Motor Manufacturing	1,916	0.5	1.2	1,855	0.4	1.1
Ice Cream and Frozen Dessert Manufacturing	1,645	0.4	1.0	1,474	0.4	0.9
Motorcycle, Bicycle, and Parts Manufacturing	15,889	3.9	9.8	14,756	3.5	9.1
Other Aircraft Parts and Auxiliary Equipment Manufacturing	500	0.1	0.3	—	—	—
Other Industrial Machinery Manufacturing	3,824	0.9	2.4	3,500	0.8	2.2
Pharmaceutical Preparation Manufacturing	217	0.1	0.1	70,927	16.9	43.9
Other Services (except Public Administration)
Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance	670	0.2	0.4	3,792	0.9	2.3
Professional, Scientific, and Technical Services
Advertising Agencies	2,238	0.6	1.4	2,249	0.5	1.4

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Computer Systems Design Services	$1,994	0.5%	1.2%	$2,020	0.5%	1.2%
Other Computer Related Services	17,095	4.2	10.6	17,212	4.1	10.6
Public Administration
Other Justice, Public Order, and Safety Activities	703	0.2	0.4	45	—	—
Real Estate and Rental and Leasing
Nonresidential Property Managers	4,660	1.2	2.9	1,278	0.3	0.8
Office Machinery and Equipment Rental and Leasing	7,412	1.8	4.6	10,583	2.5	6.5
Retail Trade
Electronic Shopping and Mail-Order Houses	6,581	1.6	4.1	6,313	1.5	3.9
Supermarkets and Other Grocery (except Convenience) Stores	5,641	1.4	3.5	5,925	1.4	3.7
All Other General Merchandise Stores	499	0.1	0.3	551	0.1	0.3
Transportation and Warehousing
Transportation and Warehousing	2,495	0.7	1.5	2,257	0.5	1.6
Wholesale Trade
Business to Business Electronic Markets	2,841	0.7	1.8	2,728	0.6	1.7
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	10,116	2.5	6.2	8,429	2.0	5.2
Drugs and Druggists' Sundries Merchant Wholesalers	4,513	1.1	2.8	3,368	0.8	2.1
Industrial Machinery and Equipment Merchant Wholesalers	9,072	2.2	5.6	9,073	2.2	5.6
Motor Vehicle Parts (Used) Merchant Wholesalers	27,591	6.8	17.0	27,776	6.6	17.1
Other Miscellaneous Nondurable Goods Merchant Wholesalers	2,596	0.6	1.6	110	—	0.1
Sporting and Recreational Goods and Supplies Merchant Wholesalers	8,163	2.0	5.0	—	—	—
Total debt and equity investments	$306,409	75.9%	189.1%	341,242	81.2%	210.6%
Structured Finance Securities	97,121	24.1	59.9	79,045	18.8	48.8
Total investments	$403,530	100.0%	249.0%	420,287	100.0%	259.4%

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2022, the Company had loans to 52 portfolio companies, of which 81% were first lien debt investments and 19% were second lien debt investments, at fair value. The Company also held equity investments in 16 portfolio companies and 23 investments in Structured Finance Securities. At December 31, 2022, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$269,206	56.7%	149.2%	$253,617	50.7%	140.6%
Second lien debt investments	66,352	14.0	36.8	58,019	11.6	32.1
Subordinated debt investments	13,890	2.9	7.7	1,226	0.2	0.7
Preferred equity	9,966	2.1	5.5	8,196	1.6	4.5
Common equity, warrants and other	12,989	2.7	7.2	91,000	18.2	50.4
Total debt and equity investments	$372,403	78.4%	206.4%	$412,058	82.3%	228.3%
Structured Finance Securities	102,477	21.6	56.8	88,518	17.7	49.1
Total	$474,880	100.0%	263.2%	$500,576	100.0%	277.4%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $156,354 and $146,384, respectively.
At December 31, 2022, the Company had loans on non-accrual status with an aggregate amortized cost and fair value of $36,522 and $11,225, respectively.
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
Portfolio Concentration: As of December 31, 2023, the Company’s common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 16.9% and 43.8% of its total portfolio at fair value and its total net assets, respectively.
As of December 31, 2022, the Company’s common equity investment in Pfanstiehl Holdings, Inc. accounted for 17.1% and 47.4% of its total portfolio at fair value and its total net assets, respectively.
Note 5. Fair Value of Financial Instruments
Investments
The Company’s investments are carried at fair value and determined in accordance with ASC 820 and a documented valuation policy that is applied in a consistent manner. On September 7, 2022, pursuant to Rule 2a-5 of the 1940 Act (“Rule 2a-5”), the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, commencing with the quarter ended September 30, 2022, and the Board maintains oversight of OFS Advisor in its capacity as valuation designee, as prescribed in Rule 2a-5.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values are determined with models or other valuation techniques, valuation inputs, and assumptions that market participants would use in pricing an asset or liability. Valuation inputs are organized in a hierarchy that gives the highest priority to prices for identical assets or liabilities quoted in active markets (Level 1) and the lowest priority to fair values based on unobservable inputs (Level 3). The three levels of inputs in the fair value hierarchy are described below:
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022
Transfers from Level 2 to Level 3	$—	$3,218
Transfers from Level 3 to Level 2	1,616	—
Certain of the Company’s investments are exchanged in the non-public market among banks, CLOs and other institutional investors for loans to large U.S. corporations. The Company classifies these loan investments as Level 2 when a sufficient number of market quotations or indicative prices from pricing services or broker/dealers (collectively, “Indicative Prices”) are available, and the depth of the market is sufficient, in management's judgment, to transact at those prices in amounts approximating the Company’s investment position at the measurement date. Investments for which sufficient Indicative Prices exist are generally valued consistent with such Indicative Prices.
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company’s new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value for a period of time, generally up to three months after the transaction date or until the initial payment date, in the case of new issue Structured Finance Securities. Portfolio investments with a fair value of $22,874 and $0, respectively, were valued at their Transaction Prices at December 31, 2023 and December 31, 2022.
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
The fair value of Structured Finance Securities are also estimated primarily by discounted cash flow techniques. In valuing such investments, the Company considers CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and other metrics, as well as estimated market yields provided by a recognized industry pricing service as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the Indicative Prices provided by broker-dealers in its estimate of the fair value of such investments. The Company also considers the operating metrics, typically included in the governing documents of CLO vehicles, including collateralization tests, concentration limits, defaults, restructuring activity and prepayment rates on the underlying loans, if applicable.
The fair value of the Company’s equity investments, as well as certain of its impaired debt investments, are generally estimated through analysis of the portfolio company's enterprise value under a market approach. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining enterprise value under the market approach involves a multiple analysis, whereby appropriate multiples are applied to an earnings metric of the portfolio company, typically earnings before net interest expense, income tax expense, depreciation and amortization (“EBITDA”) or revenue. EBITDA and revenue multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The Company may also utilize other portfolio-company earnings metrics to determine enterprise value, such as forecast EBITDA or revenue, or a weighting of multiple factors. At times, the Company may also use a discounted cash flow technique to value its equity securities. Application of these valuation methodologies involves a significant degree of judgment by management.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from elevated interest and inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S government services and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including any potential interest rate reductions approved by the U.S. Federal Reserve, may impact both our cost of funding and the valuation of our investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2023
Debt investments	$—	$16,053	$235,260	$251,313
Equity investments	—	—	89,929	89,929
Structured Finance Securities	—	—	79,045	79,045
	$—	$16,053	$404,234	$420,287

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2022
Debt investments	$—	$30,823	$282,039	$312,862
Equity investments	—	—	99,196	99,196
Structured Finance Securities	—	—	88,518	88,518
	$—	$30,823	$469,753	$500,576

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of December 31, 2023 and 2022. The Company may make changes to the valuation techniques, among techniques otherwise commonly used in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets.

	Fair Value at December 31, 2023	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$161,211	Discounted cash flow	Discount rates	9.55% - 24.40% (12.61%)
	8,136	Market approach	EBITDA multiples	3.14x - 6.00x (3.59x)
	6,295	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)
	11,189	Market approach	Transaction Price
Second lien	36,495	Discounted cash flow	Discount rates	10.45% - 21.68% (13.29%)
	8,084	Market approach	Revenue multiples	0.40x - 1.20x (0.67x)
	3,850	Market approach	Transaction Price
Subordinated	—	Market approach	NAV liquidation(2)

Structured Finance Securities:
Subordinated notes(1)	44,965	Discounted cash flow	Discount rates	16.00% - 50.00% (28.64%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt(1)	26,245	Discounted cash flow	Discount margin	7.15% - 10.60% (8.36%)
			Constant default rate	2.00% - 3.00% (2.04%)
			Recovery rate	65.00% - 65.00% (65.00%)
Subordinated notes	5,018	Market Approach	Transaction Price
Mezzanine debt	2,817	Market Approach	Transaction Price

Equity investments:
Preferred equity	13,163	Market approach	EBITDA multiples	7.50x - 8.00x (7.60x)
Preferred equity	77	Market approach	Revenue multiples	0.13x - 3.25x (3.25x)
Common equity, warrants and other(3)	70,927	Discounted cash flow	Discount rates	11.50% - 11.50% (11.50%)
		Market approach	EBITDA multiples	12.00x - 13.25x (12.63x)
Common equity, warrants and other	5,369	Market approach	EBITDA multiples	5.75x - 16.50x (9.57x)
Common equity, warrants and other	393	Market approach	Revenue multiples	0.40x - 0.70x (0.70x)
	$404,234
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
(3)    Two valuation techniques were weighted to determinate the fair value.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2022	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$211,390	Discounted cash flow	Discount rates	10.21% - 17.52% (12.50%)
	13,223	Market approach	Revenue multiples	0.46x - 0.70x (0.58x)
Second lien	53,312	Discounted cash flow	Discount rates	11.82% - 20.71% (14.68%)
	2,887	Market approach	Revenue multiples	0.46x - 0.46x (0.46x)
Subordinated	1,226	Market approach	EBITDA multiples	10.50x - 10.50x (10.50x)

Structured Finance Securities:
Subordinated notes(1)	53,688	Discounted cash flow	Discount rates	12.50% - 34.00% (22.14%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	26,413	Discounted cash flow	Discount margin	7.25% - 11.60% (8.58%)
			Constant default rate	2.00% - 3.00% (2.03%)
			Recovery rate	65.00% - 65.00% (65.00%)
Subordinated notes	118	Market approach	NAV liquidation(2)
Loan accumulation facility	8,299	Market approach	Probability weighted NAV analysis

Equity investments:
Preferred equity	6,202	Market approach	EBITDA multiples	7.25x - 7.25x (7.25x)
Preferred equity	1,901	Market approach	Revenue multiples	0.15x - 0.87x (0.87x)
Common equity, warrants and other	91,070	Market approach	EBITDA multiples	3.72x - 11.75x (9.63x)
Common equity, warrants and other	24	Market approach	Revenue multiples	0.15x - 0.87x (0.15x)
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
Changes in market credit spreads or events impacting the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in enterprise value and/or EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in enterprise value and/or EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in enterprise value and/or EBITDA multiples, and in inverse relation to changes in the discount rate. Due to wide range of approaches towards developing input assumptions to these valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$224,614	$56,199	$1,226	$8,196	$91,000	$88,518	$469,753
Net realized loss on investments	(68)	(185)	(9,210)	—	(844)	(1,257)	(11,564)
Net change in unrealized appreciation (depreciation) on investments	(4,378)	(1,031)	7,984	3,608	(12,861)	(4,117)	(10,795)
Amortization of net loan origination fees	1,095	427	—	—	—	233	1,755
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	10,857	10,857
Capitalized PIK interest and dividends	806	655	—	1,136	—	—	2,597
Amendment fees	(134)	(116)	—	—	—	—	(250)
Purchase and origination of portfolio investments	33,393	—	—	345	356	7,642	41,736
Proceeds from principal payments on portfolio investments	(65,184)	(6,507)	—	—	—	(9,355)	(81,046)
Sale and redemption of portfolio investments	(1,697)	(1,013)	—	—	—	—	(2,710)
Distributions received from portfolio investments	—	—	—	(45)	(962)	(13,476)	(14,483)
Transfers from Level 3 to Level 2	(1,616)	—	—	—	—	—	(1,616)
Level 3 assets, December 31, 2023	$186,831	$48,429	$—	$13,240	$76,689	$79,045	$404,234

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2022
	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2021	$215,343	$45,770	$17,943	$3,765	$83,486	$75,201	$441,508
Net realized loss on investments	(336)	—	—	(51)	(325)	—	(712)
Net change in unrealized appreciation (depreciation) on investments	(6,598)	(2,772)	(8,536)	4,016	9,133	(14,209)	(18,966)
Amortization of net loan origination fees	1,112	220	6	—	—	244	1,582
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	10,656	10,656
Capitalized PIK interest and dividends	264	188	58	466	—	—	976
Amendment fees	(185)	(21)	—	—	—	—	(206)
Purchase and origination of portfolio investments	77,348	14,981	—	—	2,240	43,198	137,767
Proceeds from principal payments on portfolio investments	(57,162)	(2,167)	(8,245)	—	—	(14,399)	(81,973)
Sale and redemption of portfolio investments	(8,390)	—	—	—	(3,534)	—	(11,924)
Distributions received from portfolio investments	—	—	—	—	—	(12,173)	(12,173)
Transfers from Level 2 to Level 3	3,218	—	—	—	—	—	3,218
Level 3 assets, December 31, 2022	$224,614	$56,199	$1,226	$8,196	$91,000	$88,518	$469,753
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022, attributable to the Company’s Level 3 assets still held at those respective year ends was as follows:

	Year Ended December 31,
	2023	2022
Debt investments	$(5,765)	$(17,947)
Equity investments	(10,186)	21,692
Structured Finance Securities	(5,553)	(14,162)
Net unrealized depreciation on investments held	$(21,504)	$(10,417)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments not reported at fair value on a recurring basis for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such financial instruments. The senior secured revolving credit facility between the Company and Banc of California (formally known as Pacific Western Bank), as lender (“Banc of California Credit Facility”) and the secured revolving credit facility that provides for borrowings in an aggregate principal amount up to $150,000 issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equity holder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator (“BNP Facility”) are variable rate instruments and fair value is approximately book value.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of December 31, 2023 and 2022:

	December 31, 2023
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	90,500	90,500
OFS Capital Corporation 4.75% Notes due 2026	—	—	116,688	116,688
OFS Capital Corporation 4.95% Notes due 2028	48,565	—	—	48,565
SBA-guaranteed debentures	—	—	30,904	30,904
Total debt	$48,565	$—	$238,092	$286,657

	December 31, 2022
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	104,700	104,700
OFS Capital Corporation 4.75% Notes due 2026	—	—	109,037	109,037
OFS Capital Corporation 4.95% Notes due 2028	47,058	—	—	47,058
SBA-guaranteed debentures	—	—	49,470	49,470
Total debt	$47,058	$—	$263,207	$310,265
(1) For Level 1 measurements, fair value is estimated by using the closing price of the security on the Nasdaq Global Select Market.
(2) For Level 3 measurements, fair value is estimated through discounting remaining payments using current market rates for similar instruments at the measurement date through the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	90,500	90,500	104,700	104,700
OFS Capital Corporation 4.75% Notes due 2026	123,322	116,688	122,547	109,037
OFS Capital Corporation 4.95% Notes due 2028	54,011	48,565	53,806	47,058
SBA-guaranteed debentures	31,900	30,904	50,697	49,470
Total debt	$299,733	$286,657	$331,750	$310,265
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs. See Note 2 for details.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The following table shows the Company’s outstanding commitments to fund investments in portfolio companies as of December 31, 2023:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$1,290
Clevertech Bidco, LLC	First Lien Debt (Revolver)	294
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	First Lien Debt (Revolver)	2,569
Honor HN Buyer Inc.	First Lien Debt (Revolver)	664
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	1,833
Kreg LLC	First Lien Debt (Revolver)	1,337
Medrina LLC	First Lien Debt (Revolver)	319
Medrina LLC	First Lien Debt (Delayed Draw)	447
Metasource, LLC	First Lien Debt (Delayed Draw)	1,200
One GI LLC	First Lien Debt (Revolver)	1,444
SSJA Bariatric Management LLC	First Lien Debt (Revolver)	467
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	1,982
		$13,846
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2023.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable BDC regulations.
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
Note 7. Borrowings
SBA Debentures: The SBIC Program enabled SBIC I LP to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures were non-recourse to the Company, had a ten-year maturity and a fixed interest rate at a market-driven spread over ten-year U.S. Treasury Notes.
Effective November 26, 2013, the Company received exemptive relief from the SEC to exclude SBA guaranteed debentures from the definition of senior securities in the statutory asset coverage ratio under the 1940 Act, allowing for greater capital deployment.
During the year ended December 31, 2023, SBIC I LP redeemed $19,000 of SBA debentures that were contractually due March 1, 2025. The Company recognized a loss on extinguishment of debt of $213 related to the acceleration of unamortized deferred borrowing costs and prepaid (or breakage) interest on the redeemed debentures. As of December 31, 2023 and 2022, SBIC I LP had outstanding SBA debentures of $31,920 and $50,920, respectively. See Note 12 for additional information concerning the Company’s outstanding SBA debentures.
On a stand-alone basis, SBIC I LP held $149,698 and $176,521 in assets at December 31, 2023 and 2022, respectively, which accounted for approximately 32% and 34% of the Company’s total consolidated assets, respectively.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table shows the Company’s outstanding SBA debentures payable as of December 31, 2023 and 2022:

		Fixed Interest Rate	SBA debentures outstanding
Pooling Date	Maturity Date		December 31, 2023	December 31, 2022
March 25, 2015	March 1, 2025	2.872%	$31,920	$50,920
SBA debentures outstanding			31,920	50,920
Unamortized debt issuance costs			(20)	(223)
SBA debentures outstanding, net of unamortized deferred debt issuance costs			$31,900	$50,697
For the years ended December 31, 2023, 2022 and 2021, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Year Ended December 31,
	2023	2022	2021
Stated interest expense	$1,236	$1,552	$2,627
Amortization of debt issuance costs	162	188	209
Total interest and debt financing costs	$1,398	$1,740	$2,836
Cash paid for interest expense	$1,418	$1,739	$2,978
Effective interest rate	3.25%	3.22%	3.27%
Average outstanding balance	$43,046	$53,991	$86,710
Unsecured Notes: The Outstanding Unsecured Notes totaled $180,000 and $180,000 in aggregate principal debt at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company did not issue, redeem or repurchase any Unsecured Notes.
Issuances during the year ended December 31, 2021
On February 10, 2021, the Company closed the public offering of $100,000 aggregate principal amount of its 4.75% notes due 2026, and on March 18, 2021, the Company closed an additional public offering of $25,000 aggregate principal amount of its 4.75% notes due 2026 (the “Unsecured Notes Due February 2026”). The total net proceeds to the Company from the Unsecured Notes Due February 2026, after deducting underwriting fees and offering expenses of $3,936, was approximately $121,064.
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
The Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028 (together, the “Outstanding Unsecured Notes”), were outstanding at December 31, 2023 and are direct unsecured obligations and rank equal in right of payment with all current and future unsecured indebtedness of the Company. Because the Outstanding Unsecured Notes are not secured by any of the Company’s assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grant a security interest), to the extent of

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

the value of the assets securing such indebtedness, including, without limitation, borrowings under the Banc of California Credit Facility and BNP Facility.
The indenture governing the Outstanding Unsecured Notes contains certain covenants: (i) prohibiting additional borrowings, including through the issuance of additional debt securities, unless the Company's asset coverage, as defined in the 1940 Act, after giving effect to any exemptive relief granted to the Company by the SEC, equals at least 150% after such borrowings; and (ii) prohibiting (a) the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or (b) the purchase of any capital stock if the Company’s asset coverage, as defined in the 1940 Act, were below 150% at the time of such capital transaction and after deducting the amount of such transaction.
For the years ended December 31, 2023, 2022 and 2021, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Outstanding Unsecured Notes were as follows:

	Year Ended December 31,
	2023	2022	2021
Stated interest expense	$8,660	$8,663	$11,160
Amortization of debt issuance costs	981	1,029	1,403
Total interest and debt financing costs	$9,641	$9,692	$12,563
Cash paid for interest expense	$8,660	$8,683	$10,384
Effective interest rate	5.36%	5.38%	6.03%
Average outstanding balance	$180,000	$180,000	$208,240
As of December 31, 2023, the Outstanding Unsecured Notes had the following terms and balances:

Unsecured Notes	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate(1)	Effective Interest Rate(2)	Maturity(3)
Unsecured Notes Due February 2026	$125,000	$1,678	4.75%	5.39%	February 10, 2026
Unsecured Notes Due October 2028	55,000	989	4.95%	5.32%	October 31, 2028
Total	$180,000	$2,667
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2023 was 4.81%.
(2) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(3) The Company may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at its option at par plus a “make-whole” premium, if applicable. The Company may redeem the Unsecured Notes Due October 2028 in whole or in part at any time, or from time to time.
Banc of California Credit Facility: The Company is party to a business loan agreement (“BLA”) with Banc of California, as lender, to provide the Company with a $25,000 senior secured revolving credit facility. The Banc of California Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2026. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I, and our partnership interests in SBIC I.
The Banc of California Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee of $125. As of December 31, 2023, the stated interest rate of the Banc of California Credit Facility was 8.75%. As of December 31, 2023, the Banc of California Credit Facility’s effective interest rate, including deferred financing cost amortization and commitment fees, was 9.25%.
Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2023 and 2022, were $122 and $1, respectively.
As of December 31, 2023 and 2022, the Company had $0 and $0 outstanding debt under the Banc of California Credit Facility, respectively, and $25,000 and $25,000 of availability under the terms of the borrowing base, respectively.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

On February 17, 2021, the Company amended the Banc of California Credit Facility to among other things: (i) increase the maximum amount available from $20,000 to $25,000; (ii) decrease the interest rate floor from 5.25% per annum to 5.00% per annum; (iii) modify certain financial performance covenants; and (iv) extend the maturity date from February 28, 2021 to February 28, 2023.
On November 15, 2021, the Company amended the Banc of California Credit Facility to decrease the interest rate floor from 5.0% to 4.0%, effective as of November 1, 2021.
On April 22, 2022, the Company amended the Banc of California Credit Facility to: (i) increase the maximum amount available under the Banc of California Credit Facility from $25,000 to $35,000; and (ii) extend the maturity date of the Banc of California Credit Facility from February 28, 2023 to February 28, 2024.
On December 15, 2022, the Company amended the Banc of California Credit Facility to: (i) reduce the maximum amount available under the Banc of California Credit Facility from $35,000 to $25,000; and (ii) eliminate the No Net Losses covenant, which restricted net losses (defined as income after adjustments to the investment portfolio for gains and losses, realized and unrealized, also shown as net increase (decrease) in net assets resulting from operations) in more than two quarters during the prior four quarters then ended.
On December 15, 2023, the Company amended the Banc of California Credit Facility to: (i) extend the maturity date from February 28, 2024 to February 28, 2026; (ii) increase the interest rate floor from 4.00% to 5.00%; and (iii) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50%.
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
For the years ended December 31, 2023, 2022 and 2021, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Year Ended December 31,
	2023	2022	2021
Stated interest expense(1)	$147	$128	$101
Amortization of debt issuance costs	5	5	19
Total interest and debt financing costs	$152	$133	$120
Cash paid for interest expense	$145	$131	$81
Effective interest rate(2)	8.51%	6.93%	4.01%
Average outstanding balance	$1,249	$714	$1,810
(1) Stated interest expense includes unused fees.
(2) Unused fees were excluded from the calculation.
BNP Facility: OFSCC-FS is party to the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000, of which $90,500 was drawn as of December 31, 2023. Borrowings under the BNP Facility bear interest of SOFR plus an applicable spread, which is determined on the basis of industry-recognized portfolio company metrics at the time of funding. The BNP Facility will mature on the earlier of June 20, 2027 or upon certain other events defined in the credit agreement which result in accelerated maturity. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS, which were $158,308 and $173,692, or 34% and 33% of the Company’s total consolidated assets at December 31, 2023 and 2022, respectively.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2023 and 2022, the Company had $90,500 and $104,700 outstanding debt under the BNP Facility, respectively, and $59,500 and $45,300 of availability under the terms of the borrowing base, respectively. OFSCC-FS also pays an unused fee up to 0.75% depending on the size of the unused portion of the BNP Facility.
At December 31, 2023, the cash interest rate on the BNP Facility was 8.04%.
OFSCC-FS incurred fees to the lenders as well as legal costs to establish and amend the BNP Facility, which are amortized over the expected life of the facility. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2023 and 2022 were $941 and $1,315, respectively.
For the years ended December 31, 2023, 2022 and 2021, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the BNP Facility were as follows:

	Year Ended December 31,
	2023	2022	2021
Stated interest expense(1)	$7,911	$5,133	$1,658
Amortization of debt issuance costs	380	327	338
Total interest and debt financing costs	$8,291	$5,460	$1,996
Cash paid for interest expense	$7,966	$4,661	$1,594
Effective interest rate	8.29%	4.42%	4.20%
Average outstanding balance	$100,062	$123,632	$47,481
(1) Stated interest expense includes unused fees.
The average dollar borrowings and average interest rate for all Company debt during the years ended December 31, 2023, 2022 and 2021, were as follows:

Year ended	Average Dollar Borrowings	Weighted-Average Interest Rate
December 31, 2023	$324,357	6.01%
December 31, 2022	358,337	4.75
December 31, 2021	344,241	5.09
As of December 31, 2023, the Company’s debt liabilities are scheduled to mature as follows:

	Principal Due by Year
Debt liabilities	Total	2024	2025	2026	2027	2028
Banc of California Credit Facility	$—	$—	$—	$—	$—	$—
BNP Facility	90,500	—	—	—	90,500	—
SBA Debentures(1)	31,920	—	31,920	—	—	—
Unsecured Notes	180,000	—	—	125,000	—	55,000
Total	$302,420	$—	$31,920	$125,000	$90,500	$55,000
(1) See Note 12 for additional information concerning the Company’s outstanding SBA debentures.
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
Taxable income and distributions: As of December 31, 2023, the Company met the source of income and asset diversification requirements, and intends to continue to meet these requirements. For the year ended December 31, 2023, the Company had no net accrued excise tax expense related to estimated undistributed income; however, as of December 31, 2023, the Company had an accrued liability for estimated excise taxes of $100. The Company’s ICTI differs from the net increase (decrease) in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income recognition for CLO subordinated note investments, income from Company’s equity investments in pass-through entities, capital gains and losses and the net creation or utilization of capital loss carryforwards.
The distributions paid to stockholders are reported as ordinary income, long-term capital gains and returns of capital. The tax character of distributions paid(1) were as follows:

	Year Ended December 31,
	2023(1)	2022	2021
Ordinary taxable income	$17,954	$15,564	$12,207
Long-term capital gain	—	—	—
Return of capital	—	—	—
Total distributions to common stockholders	$17,954	$15,564	$12,207
(1)    The calculation of 2023 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2023 U.S. federal taxable income will not be finally determined until the Company’s 2023 U.S. federal tax return is filed in 2024 (and, therefore, such estimate is subject to change).
Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
Ordinary income (RIC)	$3,468	$3,551
Undistributed earnings and profits (OFSCC-MB; C-Corporation)	2,075	2,606
Net operating loss carryforward (OFSCC-MB; C-Corporation)	140	—
Capital loss carryforwards:
RIC – short-term, non-expiring	(5,109)	(3,683)
RIC – long-term, non-expiring	(44,664)	(34,335)
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment of excise taxes and other permanent differences. The Company recorded reclassifications to decrease additional paid-in capital against total distributable earnings (accumulated loss) of $0, $101 and $2,142 for the years ended December 31, 2023, 2022 and 2021, respectively. These reclassifications have no effect on total net assets or net asset value per common share.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The estimated tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
Tax-basis amortized cost of investments	$399,056	$473,716
Tax-basis gross unrealized appreciation on investments	83,007	92,230
Tax-basis gross unrealized depreciation on investments	(61,776)	(65,370)
Tax-basis net unrealized appreciation on investments	21,231	26,860
Fair value of investments	$420,287	$500,576
Deferred taxes: The Company recognizes deferred taxes on the unrealized appreciation or depreciation of securities held through OFSCC-MB and other basis differences, including available loss carry forwards and suspended interest expense deductions reported by portfolio companies. Deferred tax assets and liabilities are measured using enacted corporate federal tax rates and estimated state tax burdens expected to apply to taxable income in the years in which those unrealized gains and losses are realized. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of the projected taxable income or other taxable events in OFSCC-MB.
The tax-basis unrealized appreciation (depreciation) of investments by tax entity inherent in the fair value of investments as of December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
Total net unrealized appreciation on investments held by RIC entities	$21,453	$27,494
OFSCC-MB (C-Corp):
Gross unrealized appreciation on investments	1,180	144
Gross unrealized depreciation on investments	(1,402)	(778)
Total net unrealized depreciation on investments on investments held by OFSCC-MB	(222)	(634)
Total tax-basis net unrealized appreciation on investments	$21,231	$26,860
Deferred tax assets and liabilities as of December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
Total deferred tax assets	$328	$205
Valuation allowance on deferred tax assets	—	(124)
Total deferred tax liabilities	(397)	(81)
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for each year in the five-year period ended December 31, 2023:

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per share operating performance:
Net asset value per share at beginning of year	$13.47	$15.18	$11.85	$12.46	$13.10
Net investment income(1)	1.50	1.37	1.00	0.92	1.43
Net realized loss on investments, net of taxes(1)	(0.85)	(0.13)	(1.54)	(0.75)	(0.29)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	(0.67)	(1.79)	5.12	0.25	(0.42)
Loss on extinguishment of debt(1)	(0.02)	(0.01)	(0.34)	(0.06)	—
Loss on impairment of goodwill(1)	—	—	—	(0.08)	—
Total from operations	(0.04)	(0.56)	4.24	0.28	0.72
Distributions declared	(1.34)	(1.16)	(0.91)	(0.86)	(1.36)
Issuance/repurchase of common stock(2)	—	0.01	—	(0.03)	—
Net asset value per share at end of year	$12.09	$13.47	$15.18	$11.85	$12.46

Per share market value, end of period	$11.70	$10.15	$10.90	$7.15	$11.17
Total return based on market value(3)	30.2%	4.4%	66.8%	(24.0)%	18.3%
Total return based on net asset value(4)	1.4%	(0.6)%	40.2%	13.6%	6.7%
Shares outstanding at end of period	13,398,078	13,398,078	13,422,413	13,409,559	13,376,836
Weighted-average shares outstanding	13,398,078	13,417,410	13,413,861	13,394,005	13,364,244
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value(5)	$173,265	$194,068	$178,628	$148,175	$171,889
Net asset value at end of year	$162,004	$180,423	$203,744	$158,956	$166,627
Net investment income	$20,160	$18,352	$13,450	$12,295	$19,098
Ratio of total expenses, net to average net assets(6)	21.2%	15.7%	19.2%	22.4%	19.4%
Ratio of total expenses, net and losses on impairment of goodwill and extinguishment of debt to average net assets(7)	21.4%	15.7%	21.8%	23.7%	—%
Ratio of net investment income to average net assets(8)	11.6%	9.5%	7.5%	8.3%	11.1%
Ratio of goodwill impairment loss to average net assets	—%	—%	—%	0.7%	—%
Ratio of loss on extinguishment of debt to average net assets	0.1%	0.1%	2.6%	0.6%	—%
Portfolio turnover(9)	8.8%	28.0%	54.9%	28.1%	21.2%
(1)Calculated on the average share method.
(2)The issuance/repurchase of common stock on a per share basis reflects the net asset value change as a result of DRIP issuances or shares repurchased pursuant to the Stock Repurchase Program.
(3)Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s dividend reinvestment plan for the respective distributions.
(4)Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at the Company’s dividend reinvestment plan for the respective distributions.
(5)Based on the average of the net asset value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.
(6)Ratio of total expenses before incentive fee waiver to average net assets was 22.7% for the year ended December 31, 2020.
(7)Ratio of total expenses before incentive fee waiver and losses on impairment of goodwill and extinguishment of debt to average net assets was 24.0% for the year ended December 31, 2020.
(8)Ratio of net investment income before incentive fee waiver to average net assets was 8.0% for the year ended December 31, 2020.
(9)Portfolio turnover rate is calculated using the lesser of year-to-date sales, Structured Finance Security distributions and principal payments or year-to-date purchases over the average of the invested assets at fair value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10. Capital Transactions
Distributions: The Company intends to make quarterly distributions to stockholders that represent, over time, substantially all of its net investment income. In addition, although the Company may distribute at least annually net realized capital gains, net of taxes if any, out of assets legally available for such distribution, the Company may also retain such capital gains for investment through a deemed distribution. If the Company makes a deemed distribution, stockholders will be treated for U.S. federal income tax purposes as if they had received an actual distribution of the capital gains, net of taxes.
The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. At December 31, 2023 and December 31, 2022, OFSCC-FS had cash of $3,973 and $3,706, respectively, of which $0 and $0 were available for distribution to the Company at December 31, 2023 and 2022, respectively.
At December 31, 2023, SBIC I LP was limited on its use of cash under restrictions imposed by SBA regulations. At December 31, 2023, SBIC I LP had cash of $27,951, of which $12,756 was available for distribution to the Company. See Note 12 for additional information concerning the Company’s outstanding SBA debentures.
The following table summarizes distributions declared and paid for the years ended December 31, 2023, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2023
February 28, 2023	March 24, 2023	March 31, 2023	$0.33	$4,421	—	$—	(1)
May 2, 2023	June 23, 2023	June 30, 2023	0.33	4,422	—	—	(1)
August 1, 2023	September 22, 2023	September 29, 2023	0.34	4,555	—	—	(1)
October 31, 2023	December 22, 2023	December 29, 2023	0.34	4,556	—	—	(1)
			$1.34	$17,954	—	$—
Year ended December 31, 2022
March 1, 2022	March 24, 2022	March 31, 2022	$0.28	$3,719	3,016	$39
May 3, 2022	June 23, 2022	June 30, 2022	0.29	3,850	4,348	43
August 2, 2022	September 23, 2022	September 30, 2022	0.29	3,849	5,529	46
November 1, 2022	December 23, 2022	December 30, 2022	0.30	3,967	5,026	51
			$1.16	$15,385	17,919	$179
Year ended December 31, 2021
March 2, 2021	March 24, 2021	March 31, 2021	$0.20	$2,655	3,103	$27
May 7, 2021	June 23, 2021	June 30, 2021	0.22	2,918	3,273	33
August 3, 2021	September 23, 2021	September 30, 2021	0.24	3,181	3,738	38
November 2, 2021	December 24, 2021	December 31, 2021	0.25	3,317	3,440	38
			$0.91	$12,071	13,554	$136
(1) During the year ended December 31, 2023, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock.
The following table represents DRIP participation for the years ended December 31, 2023, 2022 and 2021, respectively:

For the Year Ended	Total DRIP Participation	DRIP Shares Issued	Number of Shares Purchased	Average Value Per Share
December 31, 2023	$281	—	25,690	$10.94
December 31, 2022	179	17,919	—	9.98
December 31, 2021	136	13,554	—	10.04
Since the Company’s initial public offering in 2012 and through December 31, 2023, distributions to stockholders total $166,281, or $13.99 per share on a cumulative basis.
Distributions of current year or accumulated prior years ICTI will be characterized as distributions of ordinary income. Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI and

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

distributions paid for the full year. Each year, if required, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders.
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
The following table summarizes the shares of common stock the Company repurchased under the Stock Repurchase Program (amount in thousands except shares):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program	Weighted Average Discount to NAV Prior to Repurchase
May 22, 2018 through December 31, 2018	300	$10.29	300	$9,997	21.5%
January 1, 2019 through December 31, 2019	—	—	—	—	—
January 1, 2020 through December 31, 2020	—	—	—	—	—
January 1, 2021 through December 31, 2021	700	6.70	700	9,992	43.3
January 1, 2022 through December 31, 2022	42,254	8.30	42,254	9,642	41.6
January 1, 2023 through December 31, 2023	—	—	—	—	—
Total	43,254	$8.29	43,254

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

		Year Ended December 31, 2023
Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net unrealized appreciation/ (depreciation) on investments	Interest	Dividends	Fees	Total Income(2)	December 31, 2022, Fair Value(5)	Gross Additions(3)	Gross Reductions(4)	December 31, 2023, Fair Value(5)
Control Investment
Eblens Holdings, Inc.	Subordinated Debt(6)	$(4,605)	$3,501	$—	$—	$—	$—	$1,104	$—	$(1,104)	$—
	Subordinated Debt(6)	(4,605)	4,605	—	—	—	—	—	—	—	—
	Common Equity(6)	(1,306)	950	—	—	—	—	—	356	(356)	—
		(10,516)	9,056	—	—	—	—	1,104	356	(1,460)	—

Total Control Investment		(10,516)	9,056	—	—	—	—	1,104	356	(1,460)	—
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity(7)	$—	$3,116	$—	$994	$—	$994	$6,202	$4,110	$—	$10,312
	Common Equity(6)	—	(240)	—	—	—	—	510	—	(239)	271
		—	2,876	—	994	—	994	6,712	4,110	(239)	10,583

DRS Imaging Services, LLC	Common Equity	—	(1,175)	—	35	—	35	1,568	—	(1,175)	393

Master Cutlery, LLC	Subordinated Debt(6)	—	(122)	—	—	—	—	122	—	(122)	—
	Preferred Equity(6)	—	—	—	—	—	—	—	—	—	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	(122)	—	—	—	—	122	—	(122)	—

Pfanstiehl Holdings, Inc.	Common Equity	—	(14,529)	—	546	—	546	85,456	—	(14,529)	70,927

TalentSmart Holdings, LLC	Common Equity(6)	—	184	—	—	—	—	953	183	—	1,136

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2023
Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net unrealized appreciation/ (depreciation) on investments	Interest	Dividends	Fees	Total Income(2)	December 31, 2022, Fair Value(5)	Gross Additions(3)	Gross Reductions(4)	December 31, 2023, Fair Value(5)

TRS Services, Inc.	Preferred Equity(7)	$—	$520	$—	$191	$—	$191	$1,890	$662	$(45)	$2,507
	Common Equity(6)	—	1,285	—	—	—	—	—	1,285	—	1,285
		—	1,805	—	191	—	191	1,890	1,947	(45)	3,792

Total Affiliate Investments		—	(10,961)	—	1,766	—	1,766	96,701	6,240	(16,110)	86,831
Total Control and Affiliate Investments		$(10,516)	$(1,905)	$—	$1,766	$—	$1,766	$97,805	$6,596	$(17,570)	$86,831
(1)Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in 2023 income for the portion of the year ended December 31, 2023, that an investment was included in Control or Affiliate Investment categories, respectively.
(3)Gross additions include increases in cost basis resulting from a new portfolio investment, PIK interest, fees and dividends, accretion of OID, and net increases in unrealized net appreciation or decreases in net unrealized depreciation.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, and net decreases in net unrealized appreciation or net increases in net unrealized depreciation.
(5)Fair value was determined using significant unobservable inputs. See Note 5 for further details.
(6)Non-income producing.
(7)Dividends credited to income include (or portion thereof) dividends contractually earned but not declared.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2022
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net unrealized appreciation/ (depreciation) on investments	Interest	Dividends	Fees	Total Income (2)	December 31, 2021, Fair Value(5)	Gross Additions(3)	Gross Reductions(4)	December 31, 2022, Fair Value (5)
Control Investment
Eblens Holdings, Inc.	Subordinated Debt	$—	$(3,013)	$—	$—	$—	$—	$—	$4,117	$(3,013)	$1,104
	Subordinated Debt	—	—	—	—	—	—	—	—	—	—
	Common Equity(6)	—	(950)	—	—	—	—	—	950	(950)	—
		—	(3,963)	—	—	—	—	—	5,067	(3,963)	1,104

MTE Holding Corp.	Subordinated Debt	—	—	141	—	6	147	8,195	35	(8,230)	—
	Common Equity	278	(1,685)	—	45	—	45	4,753	—	(4,753)	—
		278	(1,685)	141	45	6	192	12,948	35	(12,983)	—

Total Control Investment		278	(5,648)	141	45	6	192	12,948	5,102	(16,946)	1,104
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity(7)	$—	$2,988	$—	$466	$—	$466	$2,748	$3,454	$—	$6,202
	Common Equity(6)	—	485	—	—	—	—	25	485	—	510
		—	3,473	—	466	—	466	2,773	3,939	—	6,712

DRS Imaging Services, LLC	Common Equity(6)	—	280	—	—	—	—	1,289	279	—	1,568

Master Cutlery, LLC	Subordinated Debt(6)	$—	$(561)	$—	$—	$—	$—	$699	$—	$(577)	$122
	Preferred Equity(6)	—	—	—	—	—	—	—	—	—	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	(561)	—	—	—	—	699	—	(577)	122

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2022
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net unrealized appreciation/ (depreciation) on investments	Interest	Dividends	Fees	Total Income (2)	December 31, 2021, Fair Value(5)	Gross Additions(3)	Gross Reductions(4)	December 31, 2022, Fair Value (5)

Pfanstiehl Holdings, Inc.	Common Equity	—	19,716	—	—	—	—	65,740	19,716	—	85,456

TalentSmart Holdings, LLC	Common Equity(6)	—	(141)	—	—	—	—	1,095	—	(142)	953

TRS Services, Inc.	Preferred Equity(6)	—	902	—	102	—	102	988	902	—	1,890
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	902	—	102	—	102	988	902	—	1,890

Total Affiliate Investments		—	23,667	—	568	—	568	72,584	24,837	(720)	96,701
Total Control and Affiliate Investments		$278	$18,019	$141	$613	$6	$760	$85,532	$29,939	$(17,666)	$97,805
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
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, and net decreases in net unrealized appreciation or net increases in net unrealized depreciation.
(5)Fair value was determined using significant unobservable inputs. See Note 5 for further details.
(6)Non-income producing.
(7)Dividends credited to income include (or portion thereof) dividends contractually earned but not declared.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events Not Disclosed Elsewhere
On February 28, 2024, the Company’s Board declared a distribution of $0.34 per share for the first quarter of 2024, payable on March 28, 2024 to stockholders of record as of March 18, 2024.
On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31,920 that were contractually due March 1, 2025, and requested the approval of the SBA to surrender its license to operate as a SBIC.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
    During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)    Not applicable.
(b)    During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 14.     Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
a. Documents Filed as Part of this Report
1. Financial Statements: See “Part II, Item 8. Financial Statements and Supplementary Data” of this report for a list of financial statements.
2. Financial Statement Schedules: Schedule 12-14 Investments in and Advances to Affiliates—See “Part II, Item 8. Financial Statements and Supplementary Data—Note 11.” of this report.
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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Certificate of Incorporation of OFS Capital Corporation	N-2 (333-166363)	March 18, 2011
3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	10-K (814-00813)	March 26, 2013
3.3	Bylaws of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011
4.1	Form of Stock Certificate of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011
4.2	Base Indenture	N-2 (333-200376)	November 19, 2014
4.3	Warrant Agreement	N-2/A (333-200376)	December 16, 2014
4.4	Subscription Agent Agreement	N-2/A (333-200376)	December 16, 2014
4.5	Subscription Certificate	N-2/A (333-200376)	December 16, 2014
4.6	Certificate of Designation	N-2/A (333-200376)	December 16, 2014
4.7	Fifth Supplemental Indenture dated as of February 10, 2021 between OFS Capital Corporation and U.S. Bank National Association, as trustee	Form 8-K (814-00813)	February 10, 2021
4.8	Form of 4.75% Note due 2026 (incorporated by reference to Exhibit 4.1 thereto and Exhibit A therein)	Form 8-K (814-00813)	February 10, 2021
4.9	Sixth Supplemental Indenture dated of October 28, 2021 between OFS Capital Corporation and U.S. Bank National Association, as trustee	Form 8-K (814-00813)	October 28, 2021
4.10	Form of 4.95% Notes due 2028 (incorporated by reference to Exhibit 4.1 thereto and Exhibit A therein)	Form 8-K (814-00813)	October 28, 2021
4.11	Description of Securities			*
10.1	Form of Dividend Reinvestment Plan	N-2/A (333-166363)	March 18, 2011
10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC	10-Q (814-00813)	November 7, 2014
10.3	Custody Agreement	10-K (814-00813)	March 4, 2022

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC	N-2/A (333-166363)	March 18, 2011
10.5	License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	March 18, 2011
10.6	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers	N-2/A (333-166363)	March 18, 2011
10.7	Form of Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-166363)	July 24, 2012
10.8	Assignment and Assumption Agreement by and among Orchard First Source Asset Management, LLC, Orchard First Source Asset Management Holdings, LLC and OFS Capital Corporation, dated January 10, 2023	10-K (814-00813)	March 3, 2023
10.9	Business Loan Agreement between OFS Capital Corporation and Banc of California dated March 7, 2018	10-K (814-00813)	March 12, 2018
10.10	Promissory Note between OFS Capital Corporation and Banc of California dated November 5, 2015	10-Q (814-00813)	November 6, 2015
10.11	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated March 7, 2018	10-K (814-00813)	March 12, 2018
10.12	Business Loan Agreement between OFS Capital Corporation and Banc of California, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.13	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.14	Commercial Guaranty Agreement between OFS Capital Corporation and Banc of California dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.15	Amendment One to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated June 26, 2020	Form 8-K (814-00813)	July 2, 2020
10.16	Amendment Two to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated July 29, 2020	Form 8-K (814-00813)	July 31, 2020
10.17	Amendment Three to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated October 7, 2020	Form 8-K (814-00813)	October 9, 2020
10.18	Amendment Four to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated February 17, 2021	Form 8-K (814-00813)	February 19, 2021
10.19	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated February 17, 2021	Form 8-K (814-00813)	February 19, 2021
10.20	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated November 15, 2021	Form 8-K (814-00813)	November 18, 2021
10.21	Amendment Five to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated April 22, 2022	Form 8-K (814-00813)	April 25, 2022
10.22	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated April 22, 2022	Form 8-K (814-00813)	April 25, 2022
10.23	Amendment Six to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated December 15, 2022	Form 8-K (814-00813)	December 15, 2022
10.24	Amendment Seven to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated December 15, 2023	Form 8-K (814-00813)	December 15, 2023
10.25	Commercial Guaranty Agreement between among OFS Capital Corporation, OFSCC-MB, Inc., and Banc of California, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.26
Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings LLC, as equityholder, OFS Capital Corporation, as servicer, Virtus Group LP, as collateral administrator, and Citibank, N.A., as collateral agent, dated June 20, 2019.
		Form 8-K (814-00813)	June 24, 2019
10.27
First Amendment to the Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings LLC, as equityholder, OFS Capital Corporation, as servicer, and Virtus Group LP, as collateral administrator, dated June 24, 2022
		Form 8-K (814-00813)	June 27, 2022
10.28
Second Amendment to the Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings LLC, as equityholder, OFS Capital Corporation, as servicer, and Virtus Group, LP, as collateral administrator, dated February 2, 2023
		10-K (814-00813)	March 3, 2023
10.29
Securities Account Control Agreement by and among OFSCC-FS, LLC, as pledgor, BNP Paribas, as administrative agent, and Citibank, N.A., as secured party and securities intermediary, dated June 20, 2019.
		Form 8-K (814-00813)	June 24, 2019
10.30	Custodian and Loan Administration Agreement by and among OFSCC-FS, LLC, Citibank, N.A., as custodian, and Virtus Group, LP, as collateral administrator, dated June 20, 2019.	Form 8-K (814-00813)	June 24, 2019
10.31	Loan Sale and Contribution Agreement by and between OFSCC-FS, LLC, as the buyer, and OFSCC-FS Holdings, LLC, as the seller, dated June 20, 2019.	Form 8-K (814-00813)	June 24, 2019
11.1	Computation of Per Share Earnings			+
14.1	Joint Code of Ethics of OFS Capital Corporation and OFS Advisor	Form 10-Q (814-00813)	November 3, 2023
19.1	OFS Capital Corporation Insider Trading Policy and Procedures			*
21.1	List of Subsidiaries			*
23.1	Consent from KPMG LLP			*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
97.1	Dodd-Frank Compensation Recoupment Policy			*

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report
†	Furnished herewith

Item 16.    Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFS Capital Corporation

Date: March 5, 2024	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 5, 2024	/s/ Bilal Rashid
Bilal Rashid, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 5, 2024	/s/ Ashwin Ranganathan
Ashwin Ranganathan, Director

Date: March 5, 2024	/s/ Romita Shetty
Romita Shetty, Director

Date: March 5, 2024	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 5, 2024	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer, Treasurer (Principal Financial Officer) and Director

Date: March 5, 2024	/s/ Kyle Spina
Kyle Spina, Chief Accounting Officer (Principal Accounting Officer)