Form 10-Q
period 2024-03-31
OFS Capital Corp
filed 2024-05-03
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of April 30, 2024 was 13,398,078.

OFS CAPITAL CORPORATION

OFS®, OFS Capital®, OFS Credit® and HPCI® are registered trademarks of Orchard First Source Asset Management, LLC. OFS Capital Management™ is a trademark of Orchard First Source Asset Management, LLC. All other trademarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

ASC	Accounting Standards Codification, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility, as amended, that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement, as amended, by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company’s board of directors
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $25,000,000
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC, for which OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser

Term	Explanation or Definition
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC and OFS CLO II Management, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC I LP	OFS SBIC I, LP, a wholly owned subsidiary of the Company
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities
Unsecured Notes	The Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “would”, “should”, “targets”, “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our ability and experience operating a BDC or maintaining our tax treatment as a RIC under Subchapter M of the Code;
•our dependence on key personnel;
•our ability to maintain or develop referral relationships;
•our ability to replicate historical results;
•the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;
•the belief that the carrying amounts of our financial instruments, such as cash, cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments and that such financial instruments are held with high credit quality institutions to mitigate the risk of loss due to credit risk;
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
•the belief that our cash and cash equivalent balances are not exposed to any significant credit risk as a result of the previous banking failures;
•the fluctuation of the fair value of our investments due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value; and
•the effect of new or modified laws or regulations governing our operations.
    Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $380,251 and $384,339, respectively)	$326,322	$333,456
Affiliate investments (amortized cost of $18,786 and $19,191, respectively)	74,092	86,831
Total investments, at fair value (amortized cost of $399,037 and $403,530, respectively)	400,414	420,287
Cash and cash equivalents	6,092	45,349
Interest receivable	2,532	2,217
Prepaid expenses and other assets	1,431	1,965
Total assets	$410,469	$469,818

Liabilities
Revolving lines of credit	$78,500	$90,500
SBA debentures (net of deferred debt issuance costs of $0 and $20, respectively)	—	31,900
Unsecured Notes (net of deferred debt issuance costs of $2,423 and $2,667, respectively)	177,577	177,333
Interest payable	1,905	3,712
Payable to adviser and affiliates (Note 3)	3,380	3,556
Accrued professional fees	438	500
Other liabilities	269	313
Total liabilities	262,069	307,814

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 and 13,398,078 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	134	134
Paid-in capital in excess of par	184,841	184,841
Total accumulated losses	(36,575)	(22,971)
Total net assets	148,400	162,004

Total liabilities and net assets	$410,469	$469,818

Number of shares outstanding	13,398,078	13,398,078
Net asset value per share	$11.08	$12.09

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Investment income
Interest income:
Non-control/non-affiliate investments	$11,393	$13,393
Dividend income:
Non-control/non-affiliate investments	10	2
Affiliate investments	2,701	783
Total dividend income	2,711	785
Fee income:
Non-control/non-affiliate investments	129	105
Total investment income	14,233	14,283
Expenses
Interest expense	4,572	4,874
Base management fee	1,523	1,894
Income Incentive Fee	1,399	1,238
Professional fees	414	436
Administration fee	394	482
Other expenses	335	409
Total expenses	8,637	9,333
Net investment income	5,596	4,950
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(581)	167
Net realized gain on affiliate investments	1,379	—
Income tax expense on net realized gains on investments	—	(171)
Net unrealized depreciation on non-control/non-affiliate investments	(3,047)	(2,196)
Net unrealized appreciation (depreciation) on affiliate investments	(12,333)	2,338
Net unrealized depreciation on control investment	—	(1,104)
Deferred tax expense on net unrealized appreciation	(63)	(159)
Net loss on investments	(14,645)	(1,125)
Loss on extinguishment of debt	—	(19)
Net increase (decrease) in net assets resulting from operations	$(9,049)	$3,806

Net investment income per common share – basic and diluted	$0.42	$0.37
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.67)	$0.28
Distributions declared per common share	$0.34	$0.33
Basic and diluted weighted-average shares outstanding	13,398,078	13,398,078
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2022	—	$—	13,398,078	$134	$184,841	$(4,552)	$180,423
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,950	4,950
Net realized loss on investments, net of taxes	—	—	—	—	—	(4)	(4)
Loss on extinguishment of debt	—	—	—	—	—	(19)	(19)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(1,121)	(1,121)
Dividends declared	—	—	—	—	—	(4,421)	(4,421)
Net decrease for the three month period ended March 31, 2023	—	—	—	—	—	(615)	(615)
Balances at March 31, 2023	—	$—	13,398,078	$134	$184,841	$(5,167)	$179,808

Balances at December 31, 2023	—	$—	13,398,078	$134	$184,841	$(22,971)	$162,004
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	5,596	5,596
Net realized gain on investments, net of taxes	—	—	—	—	—	798	798
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(15,443)	(15,443)
Dividends declared	—	—	—	—	—	(4,555)	(4,555)
Net decrease for the three month period ended March 31, 2024	—	—	—	—	—	(13,604)	(13,604)
Balances at March 31, 2024	—	$—	13,398,078	$134	$184,841	$(36,575)	$148,400

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(9,049)	$3,806
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized gain on investments	(798)	(167)
Income tax expense on net realized investment gains	—	171
Loss on extinguishment of debt	—	19
Net unrealized depreciation on investments, net of taxes	15,443	1,121
Amortization of Net Loan Fees	(298)	(409)
Amendment fees collected	12	39
Payment-in-kind interest and dividend income	(604)	(462)
Accretion of interest income on Structured Finance Securities	(2,093)	(3,002)
Amortization of deferred debt issuance costs	391	387
Amortization of intangible asset	69	102
Purchase and origination of portfolio investments	(7,339)	(9,944)
Proceeds from principal payments on portfolio investments	9,854	1,791
Proceeds from sale or redemption of portfolio investments	2,049	8,919
Proceeds from distributions received from portfolio investments	3,621	3,138
Changes in operating assets and liabilities:
Interest receivable	(315)	1
Interest payable	(1,807)	(1,843)
Payable to adviser and affiliates	(176)	116
Other assets and liabilities	258	174
Net cash provided by operating activities	9,218	3,957

Cash flows from financing activities
Distributions paid to stockholders	(4,555)	(4,421)
Borrowings under revolving lines of credit	3,000	12,300
Repayments under revolving lines of credit	(15,000)	(11,000)
Repayments of SBA debentures	(31,920)	(5,000)
Net cash used in financing activities	(48,475)	(8,121)
Net decrease in cash and cash equivalents	(39,257)	(4,164)
Cash and cash equivalents
Beginning of period	45,349	14,937
End of period	$6,092	$10,773

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,987	$6,330
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		11.42%	SOFR+	6.00%	1/28/2022	11/16/2027	$8,798	$8,755	$8,474	5.7%

Advantage Sales & Marketing Inc. (F/K/A Karman Buyer Corp) (14) (15)	Advertising Agencies
First Lien Debt		10.09%	SOFR+	4.50%	3/2/2022	10/28/2027	2,254	2,233	2,261	1.5

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
First Lien Debt		11.72%	SOFR+	6.25%	7/22/2022	7/22/2027	1,975	1,946	1,994	1.3
First Lien Debt		11.71%	SOFR+	6.25%	7/31/2023	7/22/2027	46	45	46	—
							2,021	1,991	2,040	1.3
Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
First Lien Debt		10.96%	SOFR+	5.50%	3/2/2021	2/10/2027	3,720	3,717	3,260	2.2

All Star Auto Lights, Inc. (4) (15) (21)	Motor Vehicle Parts (Used) Merchant Wholesalers
First Lien Debt		11.09%	SOFR+	5.50%	12/19/2019	8/20/2025	22,801	22,683	22,801	15.4
First Lien Debt		11.09%	SOFR+	5.50%	8/4/2022	8/20/2025	4,913	4,868	4,913	3.3
							27,714	27,551	27,713	18.7
Astro One Acquisition Corporation (6) (10)	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Second Lien Debt		14.07%	SOFR+	8.50%	1/31/2022	9/17/2029	3,000	2,596	205	0.1

Avison Young (15) (16)	Nonresidential Property Managers
First Lien Debt		13.08%	SOFR+	7.50%	11/25/2021	3/13/2028	840	840	817	0.6
First Lien Debt		7.08% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	1,489	1,489	1,267	0.9
First Lien Debt (6) (10)		7.08% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	502	502	54	—
Common Equity (1,185 Class B units) (10) (13)					3/12/2024			1,400	—	—
Preferred Equity (1,715 Class A units) 12.5% PIK (10) (13)					3/12/2024			1,269	—	—
							2,831	5,500	2,138	1.5
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.07%	SOFR+	8.50%	6/10/2021	6/11/2028	4,962	4,917	4,962	3.3
Second Lien Debt		14.07%	SOFR+	8.50%	6/10/2021	6/11/2028	3,988	3,950	3,988	2.7
							8,950	8,867	8,950	6.0

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		12.69%	SOFR+	7.25%	2/2/2022	6/8/2029	$1,667	$1,646	$1,502	1.1%

Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		11.93%	SOFR+	6.50%	2/25/2022	2/25/2027	10,900	10,810	10,583	7.1
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(9)	(37)	—
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	735	0.5
Preferred Equity (3,446 Class A Units) 12.0% cash / 2.0% PIK					3/3/2023			345	351	0.2
							10,900	12,436	11,632	7.8
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		12.21%	SOFR+	6.75%	11/3/2023	12/30/2027	3,190	3,104	3,138	2.1
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(8)	(5)	—
							3,190	3,096	3,133	2.1
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	45	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		12.19%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,867	5,938	4.0

Creation Technologies (15) (16)	Bare Printed Circuit Board Manufacturing
First Lien Debt		11.09%	SOFR+	5.50%	9/24/2021	10/5/2028	1,965	1,955	1,881	1.3

Diamond Sports Group, LLC (6) (14) (15)	Television Broadcasting
Second Lien Debt (10)		10.68%	SOFR+	5.25%	11/19/2019	8/24/2026	1,935	1,935	56	—

East West Manufacturing (15)	Fluid Power Pump and Motor Manufacturing
First Lien Debt		11.06%	SOFR+	5.75%	2/11/2022	12/22/2028	1,925	1,912	1,879	1.3

Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Second Lien Debt		13.93%	SOFR+	8.50%	4/8/2021	6/26/2026	3,679	3,474	3,576	2.4

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4) (19)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2025	$6,279	$6,279	$6,279	4.2%
First Lien Debt (Revolver) (5)		7.50%	N/A		11/29/2021	12/31/2025	899	899	899	0.6
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	8,042	6,585	2,595	1.7
Equity Participation Rights (10) (17)					12/31/2021			4,722	—	—
							15,220	18,485	9,773	6.5
Excelin Home Health, LLC (4)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	12/31/2025	5,157	5,074	4,270	2.9

Flow Service Partners Management, LLC	Plumbing, Heating & Air-Conditioning Contractor
First Lien Debt (15)		11.99%	SOFR+	6.50%	2/28/2024	2/28/2029	3,491	3,456	3,456	2.3
First Lien Debt (15)		11.97%	SOFR+	6.50%	2/28/2024	2/28/2029	635	629	629	0.4
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/28/2024	2/28/2029	—	(6)	(6)	—
							4,126	4,079	4,079	2.7
GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		10.17%	SOFR+	4.75%	3/26/2021	4/30/2028	943	942	905	0.6
First Lien Debt		10.17%	SOFR+	4.75%	3/26/2021	4/30/2028	1,302	1,302	1,005	0.7
							2,245	2,244	1,910	1.3
Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		12.16%	SOFR+	6.75%	7/20/2022	8/1/2029	5,910	5,640	5,947	4.0

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		11.21%	SOFR+	5.75%	10/15/2021	10/15/2027	6,450	6,374	6,450	4.3
First Lien Debt (15)		11.21%	SOFR+	5.75%	10/15/2021	10/15/2027	4,079	4,023	4,078	2.7
First Lien Debt (Revolver) (5)		13.25%	Prime+	4.75%	10/15/2021	10/15/2027	95	86	95	0.1
First Lien Debt (Delayed Draw) (5) (15)		11.46%	SOFR+	6.00%	3/31/2023	10/15/2027	2,699	2,676	2,699	1.8
							13,322	13,159	13,322	8.9
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.21%	SOFR+	6.75%	1/27/2022	3/2/2029	4,000	4,000	4,000	2.8

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Inergex Holdings, LLC (11)	Other Computer Related Services
First Lien Debt		12.58% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	$14,868	$14,811	$14,868	10.0%
First Lien Debt (Revolver)		12.58% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	2,344	2,323	2,344	1.6
							17,212	17,134	17,212	11.6
Ivanti Software, Inc. (14) (15)	Software Publishers
First Lien Debt		9.84%	SOFR+	4.25%	3/26/2021	12/1/2027	2,925	2,932	2,745	1.8

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		11.07%	SOFR+	5.50%	1/14/2021	11/20/2027	4,697	4,525	3,438	2.4

Kreg LLC	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		9.71% cash / 2.50% PIK	SOFR+	4.25%	12/20/2021	12/20/2026	17,248	17,180	16,004	10.8
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	12/20/2021	12/20/2026	—	(5)	(96)	(0.1)
							17,248	17,175	15,908	10.7
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		11.41%	SOFR+	6.25%	10/20/2023	10/20/2029	2,228	2,177	2,212	1.5
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(4)	(4)	—
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(7)	(3)	—
							2,228	2,166	2,205	1.5
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		11.69% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,751	2,718	2,696	1.8

One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		12.18%	SOFR+	6.75%	12/13/2021	12/22/2025	7,413	7,348	7,146	4.8
First Lien Debt (15)		12.18%	SOFR+	6.75%	12/13/2021	12/22/2025	3,906	3,871	3,766	2.5
First Lien Debt (Revolver)		12.18%	SOFR+	6.75%	12/13/2021	12/22/2025	1,444	1,432	1,392	0.9
							12,763	12,651	12,304	8.2
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2025	16,648	14,113	7,375	5.1

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
PM Acquisition LLC (10) (20)	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			$499	$631	0.4%

Reception Purchaser LLC (15)	Transportation and Warehousing
First Lien Debt		11.45%	SOFR+	6.00%	4/28/2022	3/24/2028	$2,516	2,491	2,096	1.4

Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt (14)		10.19%	SOFR+	4.75%	4/16/2021	4/27/2028	1,715	1,709	1,424	1.0
Second Lien Debt		13.19%	SOFR+	7.75%	4/16/2021	4/27/2029	4,450	4,409	3,635	2.4
							6,165	6,118	5,059	3.4
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018		—	—	1,428	1.0

RumbleOn, Inc. (15) (16)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		13.69% cash / 0.50% PIK	SOFR+	8.25%	8/31/2021	8/31/2026	2,596	2,524	2,396	1.6
First Lien Debt (11)		14.19% cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	783	775	723	0.5
Warrants (warrants to purchase up to $218,000 in common stock) (10)					8/31/2021	8/14/2028 (12)		200	42	—
							3,379	3,499	3,161	2.1
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		8.93%	SOFR+	3.50%	3/25/2021	4/3/2028	1,799	1,787	1,709	1.2

Spear Education Holdings, LLC (15)	Professional and Management Development Training
First Lien Debt		12.95%	SOFR+	7.50%	2/10/2023	12/15/2027	1,481	1,453	1,496	1.0

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SSJA Bariatric Management LLC (6) (10) (15)	Offices of Physicians and Mental Health Specialists
First Lien Debt		10.71%	SOFR+	5.25%	8/26/2019	8/26/2024	$9,574	$9,563	$6,377	4.3%
First Lien Debt		10.71%	SOFR+	5.25%	12/31/2020	8/26/2024	1,035	1,033	689	0.5
First Lien Debt		10.71%	SOFR+	5.25%	12/8/2021	8/26/2024	2,607	2,600	1,736	1.2
First Lien Debt (Revolver) (5)		10.71%	SOFR+	5.25%	8/26/2019	8/26/2024	267	266	44	—
							13,483	13,462	8,846	6.0
SS Acquisition, LLC (8) (15)	Sports and Recreation Instruction
First Lien Debt		12.33%	SOFR+	6.74%	12/30/2021	12/30/2026	3,042	3,025	3,042	2.0
First Lien Debt		13.03%	SOFR+	7.59%	12/30/2021	12/30/2026	1,460	1,450	1,460	1.0
							4,502	4,475	4,502	3.0
Staples, Inc. (14) (15) (16)	Business to Business Electronic Markets
First Lien Debt		10.44%	SOFR+	5.00%	6/24/2019	4/16/2026	2,862	2,837	2,840	1.9

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		11.43%	SOFR+	6.00%	10/14/2021	10/14/2026	15,308	15,269	14,283	9.6
First Lien Debt (Revolver) (5)		11.43%	SOFR+	6.00%	10/14/2021	10/14/2026	592	585	419	0.3
							15,900	15,854	14,702	9.9
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		14.07%	SOFR+	8.50%	5/13/2021	11/2/2028	4,500	4,587	4,316	2.9

United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			9	—	—

Wellful Inc. (F/K/A KNS Acquisition Corp.) (14) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		11.69%	SOFR+	6.25%	4/16/2021	4/21/2027	6,563	6,539	5,776	3.9

Total Debt and Equity Investments - Non-control/Non-affiliate Investments							$280,089	$284,599	$248,430	167.3%

Structured Finance Securities (16)
Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		13.49%	N/A		11/16/2020	10/20/2031	$11,080	$10,027	$6,754	4.6%

Apex Credit CLO 2021 Ltd (7) (9)
Subordinated Notes		21.61%	N/A		5/28/2021	7/18/2034	8,630	6,840	5,738	3.9

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Apex Credit CLO 2022-1A (7) (9)
Subordinated Notes		16.85%	N/A		4/28/2022	4/22/2033	$10,726	$8,828	$6,673	4.5%

Ares L CLO Ltd.
Mezzanine Debt - Class E		11.23%	SOFR+	5.65%	2/17/2022	1/15/2032	6,000	5,852	5,603	3.8

Barings CLO 2019-I Ltd.
Mezzanine Debt - Class E		12.44%	SOFR+	6.86%	2/23/2022	4/15/2035	8,000	7,923	7,860	5.3

Battalion CLO XI, Ltd.
Mezzanine Debt - Class E		12.43%	SOFR+	6.85%	4/25/2022	4/24/2034	6,000	5,933	5,561	3.7

Brightwood Capital MM CLO 2023-1A, Ltd.
Mezzanine Debt - Class D		11.85%	SOFR+	6.46%	9/28/2023	10/15/2035	915	890	925	0.6
Mezzanine Debt - Class E		15.75%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,937	2,190	1.5
Subordinated Notes (7) (9)		14.56%	N/A		9/28/2023	10/15/2035	5,494	5,193	4,720	3.2
							8,542	8,020	7,835	5.3
Dryden 53 CLO, Ltd. (7) (9)
Subordinated Notes - Income		6.34%	N/A		10/26/2020	1/15/2031	2,700	1,194	540	0.4
Subordinated Notes		5.26%	N/A		10/26/2020	1/15/2031	2,159	975	431	0.3
							4,859	2,169	971	0.7
Dryden 76 CLO, Ltd. (7) (9)
Subordinated Notes		14.41%	N/A		9/27/2019	10/20/2032	2,750	2,363	1,815	1.2

Flatiron CLO 18, Ltd. (7) (9)
Subordinated Notes		8.38%	N/A		1/2/2019	4/17/2031	9,680	6,090	4,932	3.3

Madison Park Funding XXIII, Ltd. (7) (9)
Subordinated Notes		16.59%	N/A		1/8/2020	7/27/2047	10,000	5,360	4,578	3.1

Madison Park Funding XXIX, Ltd. (7) (9)
Subordinated Notes		12.93%	N/A		12/22/2020	10/18/2047	9,500	5,672	5,033	3.4

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		14.07%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	965	1,022	0.7

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Octagon Investment Partners 39, Ltd. (7) (9)
Subordinated Notes		3.81%	N/A		1/23/2020	10/20/2030	$7,000	$3,782	$2,144	1.4%

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine Debt - Class E		12.88%	SOFR+	7.30%	1/26/2021	1/20/2034	1,000	983	1,003	0.7

Redding Ridge 4 Ltd. (7) (9)
Subordinated Notes		4.64%	N/A		3/4/2021	4/15/2030	1,300	864	518	0.3

Regatta XXII Funding Ltd
Mezzanine Debt - Class E		12.51%	SOFR+	7.19%	5/6/2022	7/20/2035	3,000	2,978	3,038	2.0

THL Credit Wind River 2019‐3 CLO Ltd (7) (9)
Subordinated Notes		10.01%	N/A		4/5/2019	4/15/2031	7,000	4,701	2,620	1.8

Trinitas CLO VIII (7) (9)
Subordinated Notes		7.33%	N/A		3/4/2021	7/20/2117	5,200	2,748	1,267	0.9

Venture 45 CLO Ltd.
Mezzanine Debt - Class E		13.02%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,945	2,670	1.8

Wellfleet CLO 2018-2 Ltd. (7) (9)
Subordinated Notes		7.33%	N/A		3/4/2021	10/20/2031	1,000	608	257	0.2

Total Structured Finance Securities							$125,267	$95,652	$77,892	52.6%

Total Non-control/Non-affiliate Investments							$405,356	$380,251	$326,322	219.9%
Affiliate Investments
Contract Datascan Holdings, Inc. (4) (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares), 10% PIK					8/5/2015			$7,572	$9,182	6.2%
Common Equity (11,273 shares) (10)					6/28/2016			104	—	—
								7,676	9,182	6.2
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	506	0.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Master Cutlery, LLC (4) (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00% PIK	N/A	4/17/2015	5/25/2024	$10,062	$4,680	$250	0.2%
Preferred Equity (3,723 Series A units), 8% PIK				4/17/2015			3,483	—	—
Common Equity (15,564 units)				4/17/2015			—	—	—
						10,062	8,163	250	0.2
Pfanstiehl Holdings, Inc. (4) (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	63,077	42.5

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	1,077	0.7

Total Affiliate Investments						$10,062	$18,786	$74,092	49.9%

Total Investments						$415,418	$399,037	$400,414	269.8%
(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)As of March 31, 2024, the Company held loans with an aggregate fair value of $223,780, or 91% of the total loan portfolio, that bore interest at a variable rate indexed to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of March 31, 2024. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of March 31, 2024, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)The Company entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of March 31, 2024:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	12.33%	11.83%	0.50%
SS Acquisition, LLC	13.03%	11.83%	1.20%
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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2024
(Dollar amounts in thousands)

(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2024:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	First Lien Debt	0% to 2.00%	12.58% to 14.58%	2.00%
Inergex Holdings, LLC	First Lien Debt (Revolver)	0% to 2.00%	12.58% to 14.58%	2.00%
Kreg, LLC	First Lien Debt	0% to 2.00%	9.71% to 11.71%	2.00%
Master Cutlery, LLC	Subordinated Loan	0% to 13.00%	0% to 13.00%	13.00%
RumbleOn, Inc.	First Lien Debt	0% to 0.50%	13.69% to 14.19%	0.50%
RumbleOn, Inc.	First Lien Debt	0% to 0.50%	14.19% to 14.69%	0.50%
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
(16)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of March 31, 2024, approximately 79% of the Company's assets were qualifying assets.
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
(21)Portfolio company represents greater than 5% of total assets as of March 31, 2024.

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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4) (17)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2025	$6,295	$6,295	$6,295	3.9%
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	7,844	6,584	3,801	2.3
First Lien Debt (Revolver) (5)		n/m (18)	N/A		11/29/2021	12/31/2025	—	—	—	—
Equity Participation Rights (7) (10)					12/31/2021			4,722	—	—
							14,139	17,601	10,096	6.2
Excelin Home Health, LLC (4)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	12/31/2025	4,932	4,839	4,173	2.6

GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		10.28%	SOFR+	4.75%	3/26/2021	8/31/2027	2,916	2,915	1,943	1.2

Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		12.20%	SOFR+	6.75%	7/20/2022	8/1/2029	5,925	5,641	5,925	3.7

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		11.25%	SOFR+	5.75%	10/15/2021	10/15/2027	6,466	6,385	6,466	4.0
First Lien Debt (15)		11.25%	SOFR+	5.75%	10/15/2021	10/15/2027	4,089	4,029	4,089	2.5
First Lien Debt (Revolver) (5)		13.25%	Prime+	4.75%	10/15/2021	10/15/2027	95	85	95	0.1
First Lien Debt (Delayed Draw) (5) (15)		11.50%	SOFR+	6.00%	3/31/2023	10/15/2027	2,706	2,682	2,706	1.7
							13,356	13,181	13,356	8.3
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.28%	SOFR+	6.75%	1/27/2022	3/2/2029	4,000	4,000	3,850	2.4

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Inergex Holdings, LLC (11)	Other Computer Related Services
First Lien Debt		12.58% cash / 1.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	$14,868	$14,783	$14,868	9.2%
First Lien Debt (Revolver)		12.58% cash / 1.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	2,344	2,312	2,344	1.4
							17,212	17,095	17,212	10.6

Ivanti Software, Inc. (14) (15)	Software Publishers
First Lien Debt		9.91%	SOFR+	4.25%	3/26/2021	12/1/2027	2,933	2,940	2,792	1.7

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		11.14%	SOFR+	5.50%	1/14/2021	11/20/2027	4,697	4,513	3,368	2.1

Kreg LLC	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		9.75% cash / 2.50% PIK	SOFR+	4.25%	12/20/2021	12/20/2026	17,139	17,066	15,989	9.9
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	12/20/2021	12/20/2026	—	(6)	(90)	(0.1)
							17,139	17,060	15,899	9.8
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		11.74%	SOFR+	6.25%	10/20/2023	10/20/2029	2,234	2,180	2,180	1.3
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(5)	(5)	—
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(8)	(8)	—
							2,234	2,167	2,167	1.3
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		11.72% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,755	2,733	2,597	1.6
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(4)	(69)	—
							2,755	2,729	2,528	1.6
One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		12.21%	SOFR+	6.75%	12/13/2021	12/22/2025	7,432	7,358	7,066	4.4
First Lien Debt (15)		12.21%	SOFR+	6.75%	12/13/2021	12/22/2025	3,916	3,876	3,723	2.3
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	12/13/2021	12/22/2025	—	(14)	(71)	—
							11,348	11,220	10,718	6.7

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

Ares L CLO Ltd.
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

Redding Ridge 4 Ltd. (9) (16)
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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Venture 45 CLO Ltd.
Mezzanine Debt - Class E		13.12%	SOFR+	7.70%	4/18/2022	7/20/2035	$3,000	$2,942	$2,579	1.6%

Wellfleet CLO 2018-2 Ltd. (9) (16)
Subordinated Notes		9.99%	N/A		3/4/2021	10/20/2031	1,000	627	270	0.2

Total Structured Finance Securities							$125,267	$97,121	$79,045	48.8%

Total Non-control/Non-affiliate Investments							$410,684	$384,339	$333,456	205.8%

Affiliate Investments
Contract Datascan Holdings, Inc. (4) (19)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10.0% PIK					8/5/2015			$7,309	$10,312	6.4%
Common Equity (11,273 shares) (10)					6/28/2016			104	271	0.2
								7,412	10,583	6.6
DRS Imaging Services, LLC (13) (19)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	393	0.2

Master Cutlery, LLC (4) (10) (19)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Debt (6) (11)		13.00% PIK	N/A		4/17/2015	5/25/2024	9,749	4,680	—	—
Preferred Equity (3,723 Series A units), 8.0% PIK					4/17/2015			3,483	—	—
Common Equity (15,564 units)					4/17/2015			—	—	—
							9,749	8,163	—	—
Pfanstiehl Holdings, Inc. (4) (19) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)					1/1/2014			217	70,927	43.8

TalentSmart Holdings, LLC (10) (13) (19)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)					10/11/2019			1,595	1,136	0.7

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TRS Services, LLC (4) (19)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11.0% PIK				12/10/2014			$97	$2,507	1.5%
Common Equity (3,000,000 units) (10)				12/10/2014			572	1,285	0.8
							669	3,792	2.3

Total Affiliate Investments						$9,749	$19,191	$86,831	53.6%

Total Investments						$420,432	$403,530	$420,287	259.4%
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

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

Note 1. Organization
OFS Capital Corporation, a Delaware corporation, is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be regulated as a BDC under the 1940 Act. In addition, for income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code.
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
SBIC I LP is an investment company subsidiary previously licensed under the SBA’s small business investment company program that was subject to SBA regulations and policies. On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures and, on April 17, 2024, surrendered its license to operate as a SBIC.
OFSCC-MB is a wholly owned and consolidated subsidiary taxed under subchapter C of the Code that generally holds the Company’s equity investments in portfolio companies that are taxed as pass-through entities.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under ASC Topic 946, Financial Services–Investment Companies. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of, and for, the periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company exceeds the federally insured limits. The Company places cash deposits only with high credit quality

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. If borrowers completely fail to perform according to the terms of the contracts, the amount of loss due to credit risk from the Company’s investments is equal to the sum of the Company’s recorded investments and the unfunded commitments disclosed in Note 6.
Cash and cash equivalents: The Company’s cash and cash equivalent balances are maintained with a member bank of the FDIC, and at times, such balances exceed the FDIC insurance limit. The Company does not believe its cash and cash equivalent balances are exposed to any significant credit risk. Cash and cash equivalent balances are held in US Bank Trust Company, National Association and Citibank N.A. money market deposit accounts. In addition, the Company’s use of cash and cash equivalents held by SBIC I LP was limited by SBA regulation and use of cash and cash equivalents held by OFSCC-FS is limited by the terms and conditions of the BNP Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings.
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the Investment Advisory Agreement. The continuation of the Investment Advisory Agreement was most recently approved by the Board on April 3, 2024. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other funds affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser or sub-adviser to various clients, including HPCI and OCCI.
OFS Advisor receives fees for providing services to the Company, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% and based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter.
For the years ended December 31, 2024 and 2023, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis, and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement to reduce its base management fee for the 2024 calendar year on January 8, 2024.
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses, losses on extinguishment of debt, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through March 31, 2024, the Company has not made a Capital Gains Fee payment.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of March 31, 2024 and December 31, 2023, there were no accrued Capital Gains Fees.
License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has granted the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. The continuation of the Administration Agreement was most recently approved by the Board on April 3, 2024. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Equity Ownership: As of March 31, 2024, affiliates of OFS Advisor held approximately 3,022,183 shares of common stock, which is approximately 22.6% of the Company’s outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended March 31,
	2024	2023
Base management fee	$1,523	$1,894
Income Incentive Fee	1,399	1,238
Administration fee	394	482
Distributions paid to affiliates	1,028	997
Note 4. Investments
As of March 31, 2024, the Company had loans to 43 portfolio companies, of which approximately 84% were first lien debt investments and 16% were second lien debt investments, at fair value. The Company also had equity investments in 15 portfolio companies and 21 investments in Structured Finance Securities. As of March 31, 2024, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$224,462	56.2%	151.3%	$206,153	51.3%	138.9%
Second lien debt investments	49,039	12.3	32.9	39,043	9.8	26.2
Subordinated debt investments	4,680	1.2	3.2	250	0.1	0.2
Preferred equity	12,838	3.2	8.7	9,534	2.4	6.4
Common equity, warrants and other(2)	12,365	3.1	8.3	67,541	16.9	45.5
Total Portfolio Company Investments	303,384	76.0	204.4	322,521	80.5	217.2
Structured Finance Securities	95,653	24.0	64.5	77,893	19.5	52.6
Total investments	$399,037	100.0%	268.9%	$400,414	100.0%	269.8%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $144,947 and $135,793, respectively.
(2)    Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in US dollars. As of March 31, 2024 and December 31, 2023, the Company’s investment portfolio was domiciled as follows:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$297,884	$320,383	$301,749	$339,964
Canada(1)	5,500	2,138	4,660	1,278
Cayman Islands(1)(2)	87,631	70,057	89,286	71,210
Jersey(1)(2)	8,022	7,836	7,835	7,835
Total investments	$399,037	$400,414	$403,530	$420,287
(1) Represents non-qualifying assets under Section 55(a) of the 1940 Act.
(2)    Investments domiciled in the Cayman Islands and Jersey represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of March 31, 2024, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$22,087	5.5%	14.9%	$21,425	5.3%	14.4%
Construction	24,351	6.0	16.4	15,561	3.8	10.5
Education Services	7,523	1.9	5.1	7,075	1.7	4.7
Finance and Insurance	3,096	0.8	2.1	3,133	0.8	2.1
Health Care and Social Assistance	72,348	18.1	48.8	65,133	16.3	43.9
Information	26,076	6.5	17.6	17,280	4.3	11.6
Management of Companies and Enterprises	12,651	3.2	8.5	12,304	3.1	8.3
Manufacturing	29,056	7.5	19.6	89,777	22.4	60.5
Professional, Scientific, and Technical Services	21,358	5.4	14.3	21,513	5.4	14.5
Public Administration	703	0.2	0.5	45	—	—
Real Estate and Rental and Leasing	13,176	3.3	8.9	11,320	2.8	7.6
Retail Trade	12,678	3.1	8.5	12,354	3.1	8.3
Transportation and Warehousing	2,491	0.6	1.7	2,096	0.5	1.4
Wholesale Trade	55,790	13.9	37.5	43,505	11.0	29.4
Total Portfolio Company Investments	$303,384	76.0%	204.4%	$322,521	80.5%	217.2%
Structured Finance Securities	95,653	24.0	64.5	77,893	19.5	52.6
Total investments	$399,037	100.0%	268.9%	$400,414	100.0%	269.8%
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of December 31, 2023, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$22,119	5.5%	13.6%	$21,252	5.2%	13.0%
Construction	19,393	4.8	12.0	11,712	2.8	7.2
Education Services	7,523	1.9	4.7	7,122	1.7	4.4
Finance and Insurance	3,097	0.8	1.9	3,097	0.7	1.9
Health Care and Social Assistance	72,013	17.8	44.5	69,122	16.5	42.6
Information	26,763	6.6	16.5	16,586	4.0	10.4
Management of Companies and Enterprises	11,219	2.8	6.9	10,718	2.6	6.6
Manufacturing	29,402	7.3	18.1	97,924	23.2	60.5
Other Services (except Public Administration)	670	0.2	0.4	3,792	0.9	2.3
Professional, Scientific, and Technical Services	21,327	5.3	13.2	21,481	5.1	13.2
Public Administration	703	0.2	0.4	45	—	—
Real Estate and Rental and Leasing	12,072	3.0	7.5	11,861	2.8	7.3
Retail Trade	12,721	3.1	7.9	12,789	3.0	7.9
Transportation and Warehousing	2,495	0.7	1.5	2,257	0.5	1.6
Wholesale Trade	64,892	15.9	40.0	51,484	12.2	31.8
Total debt and equity investments	$306,409	75.9%	189.1%	$341,242	81.2%	210.6%
Structured Finance Securities	97,121	24.1	59.9	79,045	18.8	48.8
Total investments	$403,530	100.0%	249.0%	$420,287	100.0%	259.4%
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as income or applied to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three months ended March 31, 2024, loans to one portfolio company with an aggregate amortized cost and fair value of $13,462 and $8,846, respectively, were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of March 31, 2024 was $43,872 and $19,381, respectively, and as of December 31, 2023 was $34,568 and $12,140, respectively.
Portfolio Concentration: As of March 31, 2024, the Company’s common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 15.8% and 42.5% of its total portfolio at fair value and its total net assets, respectively.
As of March 31, 2024, the Company’s first lien debt investments in All Star Auto Lights, Inc., a nationwide wholesaler of motor vehicle parts, accounted for approximately 6.9% and 18.7% of its total portfolio at fair value and net assets, respectively.
As of March 31, 2024, approximately 4.8% and 12.9% of the Company’s total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 5. Fair Value of Financial Instruments
The Company’s investments are carried at fair value and determined in accordance with ASC 820 and a documented valuation policy that is applied in a consistent manner. Pursuant to Rule 2a-5 of the 1940 Act (“Rule 2a-5”), the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, and the Board maintains oversight of OFS Advisor in its capacity as valuation designee, as prescribed in Rule 2a-5.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Transfers from Level 2 to Level 3	$1,910	$—
Transfers from Level 3 to Level 2	11,723	3,809
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

Security	Level 1	Level 2	Level 3	Fair Value as of March 31, 2024
Debt investments	$—	$26,017	$219,429	$245,446
Equity investments	—	—	77,075	77,075
Structured Finance Securities	—	—	77,893	77,893
	$—	$26,017	$374,397	$400,414

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2023
Debt investments	$—	$16,053	$235,260	$251,313
Equity investments	—	—	89,929	89,929
Structured Finance Securities	—	—	79,045	79,045
	$—	$16,053	$404,234	$420,287

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables provides the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of March 31, 2024 and December 31, 2023. The Company may make changes to the valuation techniques, among techniques otherwise commonly used in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets.

	Fair Value as of March 31, 2024	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$150,563	Discounted cash flow	Discount rates	9.75% - 25.18% (12.85%)
	18,371	Market approach	EBITDA multiples	3.00x - 9.00x (5.38x)
	7,178	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)
	4,080	Market approach	Transaction Price
Second lien	31,917	Discounted cash flow	Discount rates	11.02% - 19.12% (13.48%)
	6,865	Market approach	Revenue multiples	0.40x - 0.93x (0.73x)
	205	Market approach	Net asset value liquidation(2)
Subordinated	250	Market approach	Net asset value liquidation(2)

Structured Finance Securities:
Subordinated notes(1)	48,022	Discounted cash flow	Discount rates	15.00% - 49.50% (26.17%)
			Constant default rate	2.00% - 3.00% (2.10%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	29,871	Discounted cash flow	Discount margin	6.25% - 10.00% (8.07%)
			Constant default rate	2.00% - 3.00% (2.14%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	9,534	Market approach	EBITDA multiples	7.00x - 7.75x (7.74x)
Common equity, warrants and other	67,035	Market approach	EBITDA multiples	6.00x - 16.00x (12.94x)
Common equity, warrants and other	506	Market approach	Revenue multiples	0.40x - 0.70x (0.70x)
	$374,397
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
Changes in market credit spreads or events impacting the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in enterprise value and/or EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in enterprise value and/or EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in enterprise value and/or EBITDA multiples, and in inverse relation to changes in the discount rate. Due to the wide range of approaches in developing input assumptions to these valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2024 and March 31, 2023:

		Three Months Ended March 31, 2024
	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2023	$186,831	$48,429	$—	$13,240	$76,689	$79,045	$404,234
Net realized gain on investments	—	—	—	572	807	—	1,379
Net unrealized appreciation (depreciation) on investments	(1,047)	(634)	250	(5,140)	(9,976)	316	(16,231)
Amortization of Net Loan Fees	191	41	—	—	—	60	292
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	2,093	2,093
Capitalized PIK interest and dividends	117	224	—	263	—	—	604
Amendment fees received	(12)	—	—	—	—	—	(12)
Purchase and origination of portfolio investments	7,339	—	—	—	—	—	7,339
Proceeds from principal payments on portfolio investments	(745)	(9,073)	—	—	—	—	(9,818)
Sale and redemption of portfolio investments	—	—	—	(670)	(1,379)	—	(2,049)
Conversion from debt investments to equity investments	(2,669)	—	—	1,269	1,400	—	—
Proceeds from distributions received from portfolio investments	—	—	—	—	—	(3,621)	(3,621)
Transfers from Level 3 to Level 2	(11,723)	—	—	—	—	—	(11,723)
Transfers from Level 2 to Level 3	1,910	—	—	—	—	—	1,910
Level 3 assets, March 31, 2024	$180,192	$38,987	$250	$9,534	$67,541	$77,893	$374,397

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Three Months Ended March 31, 2023
	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$224,614	$56,199	$1,226	$8,196	$91,000	$88,518	$469,753
Net realized gain (loss) on investments	(68)	(72)	—	—	470	—	330
Net unrealized appreciation (depreciation) on investments	(1,574)	(374)	(1,097)	1,617	2,089	(2,380)	(1,719)
Amortization of Net Loan Fees	200	113	—	—	—	59	372
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	3,002	3,002
Capitalized PIK interest and dividends	213	13	—	236	—	—	462
Amendment fees received	(7)	(32)	—	—	—	—	(39)
Purchase and origination of portfolio investments	9,772	—	—	172	—	—	9,944
Proceeds from principal payments on portfolio investments	(1,335)	—	—	—	—	—	(1,335)
Sale and redemption of portfolio investments	(1,697)	(1,013)	—	—	—	—	(2,710)
Proceeds from distributions received from portfolio investments	—	—	—	—	(962)	(2,176)	(3,138)
Transfers from Level 3 to Level 2	(3,809)	—	—	—	—	—	(3,809)
Level 3 assets, March 31, 2023	$226,309	$54,834	$129	$10,221	$92,597	$87,023	$471,113
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2024 and 2023, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Three Months Ended March 31,
	2024	2023
Debt investments	$(1,054)	$(2,068)
Equity investments	(11,995)	3,705
Structured Finance Securities	315	(2,383)
Net unrealized depreciation on investments held	$(12,734)	$(746)

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments not reported at fair value on a recurring basis for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments, such as cash, cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such financial instruments. The Banc of California Credit Facility and BNP Facility are variable rate instruments and fair value is estimated to approximate carrying value.
The following table sets forth carrying values and fair values of the Company’s debt as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024		As of December 31, 2023
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	78,500	78,500	90,500	90,500
Unsecured Notes Due February 2026	123,516	116,998	123,322	116,688
Unsecured Notes Due October 2028	54,061	49,324	54,011	48,565
SBA-guaranteed debentures	—	—	31,900	30,904
Total debt	$256,077	$244,822	$299,733	$286,657
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
The following tables present the fair value measurements of the Company's debt and the level within the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	78,500	78,500
Unsecured Notes Due February 2026	—	—	116,998	116,998
Unsecured Notes Due October 2028	49,324	—	—	49,324
Total debt, at fair value	$49,324	$—	$195,498	$244,822

	December 31, 2023
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	90,500	90,500
Unsecured Notes Due February 2026	—	—	116,688	116,688
Unsecured Notes Due October 2028	48,565	—	—	48,565
SBA-guaranteed debentures	—	—	30,904	30,904
Total debt, at fair value	$48,565	$—	$238,092	$286,657
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 6. Commitments and Contingencies
The following table shows the Company’s outstanding commitments to fund investments in portfolio companies as of March 31, 2024:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$1,290
Clevertech Bidco, LLC	First Lien Debt (Revolver)	294
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	First Lien Debt (Revolver)	1,670
Flow Service Partners Management, LLC	First Lien Debt (Revolver)	636
Honor HN Buyer Inc.	First Lien Debt (Revolver)	664
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	1,833
Kreg LLC	First Lien Debt (Revolver)	1,337
Medrina LLC	First Lien Debt (Revolver)	319
Medrina LLC	First Lien Debt (Delayed Draw)	447
SSJA Bariatric Management LLC	First Lien Debt (Revolver)	400
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	1,982
		$10,872
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2024.
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
Note 7. Borrowings
SBA Debentures: On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31,920 that were contractually due March 1, 2025, and, on April 17, 2024, surrendered its license to operate as a SBIC.
For the three months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Three Months Ended March 31,
	2024	2023
Stated interest expense	$151	$348
Amortization of debt issuance costs	20	46
Total interest and debt financing costs	$171	$394
Cash paid for interest expense	$457	$725
Effective interest rate	3.25%	3.21%
Average outstanding balance	$21,046	$49,198
BNP Facility: On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000, subject to a borrowing base and other covenants. The reinvestment period of the BNP Facility ends on June 20, 2025 and the facility is scheduled to mature on June 20, 2027.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of March 31, 2024 and December 31, 2023, OFSCC-FS had outstanding debt of $78,500 and $90,500, respectively. As of March 31, 2024, the unused commitment under the BNP Facility was $71,500.
For the three months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended March 31,
	2024	2023
Stated interest expense(1)	$1,865	$1,908
Amortization of debt issuance costs	95	95
Total interest and debt financing costs	$1,960	$2,003
Cash paid for interest expense	$1,882	$1,905
Effective interest rate	8.72%	7.63%
Average outstanding balance	$89,916	$105,030
(1) Stated interest expense includes unused fees.
Banc of California Credit Facility: On March 7, 2018, the Company entered into the Banc of California Credit Facility. On December 15, 2023, the Company amended the Banc of California Credit Facility to: (i) extend the maturity date from February 28, 2024 to February 28, 2026; (ii) increase the interest rate floor from 4.00% to 5.00%; and (iii) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50%. Fees and legal costs incurred in connection with the Banc of California Credit Facility are amortized over the expected life of the facility.
The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base as specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP, and the Company’s partnership interests in SBIC I LP. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of March 31, 2024 and December 31, 2023, the Company had $-0- and $-0-, respectively, of outstanding debt under the Banc of California Credit Facility. As of March 31, 2024, the unused commitment under the Banc of California Credit Facility was $25,000.
For the three months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended March 31,
	2024	2023
Stated interest expense	$—	$66
Amortization of debt issuance costs	31	1
Total interest and debt financing costs	$31	$67
Cash paid for interest expense	$—	$51
Effective interest rate	n/m(1)	n/m(1)
Average outstanding balance	$—	$2,669
(1) Not meaningful due to a minimal average outstanding balance relative to the size of the total commitment and unused fees incurred during the periods.
Unsecured Notes: As of March 31, 2024 and December 31, 2023, the Company had the following Unsecured Notes outstanding:
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
The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all current and future unsecured indebtedness of the Company. Because the Unsecured Notes are not secured by any of the Company’s assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Banc of California Credit Facility.
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
For the three months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended March 31,
	2024	2023
Stated interest expense	$2,165	$2,165
Amortization of debt issuance costs	245	245
Total interest and debt financing costs	$2,410	$2,410
Cash paid for interest expense	$3,648	$3,649
Effective interest rate	5.35%	5.35%
Average outstanding balance	$180,000	$180,000
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of March 31, 2024:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Banc of California Credit Facility(1)	$—	$—	$—	$—	$—
Unsecured Notes	180,000	—	125,000	55,000	—
BNP Facility	78,500	—	—	78,500	—
Total	$258,500	$—	$125,000	$133,500	$—
(1) As of March 31, 2024, the Banc of California Credit Facility had an outstanding balance of $-0- and is scheduled to mature on February 28, 2026.
For the three months ended March 31, 2024 and 2023, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended March 31,
	2024	2023
Average dollar borrowings	$290,963	$336,897
Weighted average effective interest rate	6.29%	5.79%

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Per share operating performance:
Net asset value per share at beginning of period	$12.09	$13.47
Net investment income(1)	0.42	0.37
Net realized gain on investments, net of taxes(1)	0.06	—
Net unrealized depreciation on investments, net of taxes(1)	(1.15)	(0.09)
Total income (loss) from operations	(0.67)	0.28
Distributions declared	(0.34)	(0.33)
Net asset value per share at end of period	$11.08	$13.42

Per share market value, end of period	$9.93	$10.29
Total return based on market value(2)(3)	(12.3)%	4.6%
Total return based on net asset value(3)(4)	(5.2)%	2.8%
Shares outstanding at end of period	13,398,078	13,398,078
Weighted average shares outstanding	13,398,078	13,398,078
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(5)	$155,202	$180,116
Net asset value at end of period	$148,400	$179,808
Net investment income	$5,596	$4,950
Ratio of total expenses to average net assets(6)	22.3%	20.7%
Ratio of total expenses and loss on extinguishment of debt to average net assets(6)	22.3%	20.7%
Ratio of net investment income to average net assets(6)	14.4%	11.0%
Ratio of loss on extinguishment of debt to average net assets(3)	0.0%	0.0%
Portfolio turnover(7)	1.8%	2.0%
(1)Calculated on the average share method.
(2)Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s DRIP for the respective distributions.
(3)Not annualized.
(4)Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at prices based on the Company’s DRIP for the respective distributions.
(5)Based on the average of the net asset value at the beginning and end of the indicated period and, if applicable, the preceding calendar quarters.
(6)Annualized.
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
The following table summarizes distributions declared and paid for the three months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Three Months Ended March 31, 2024
February 28, 2024	March 18, 2024	March 28, 2024	$0.34	$4,555	(1)
			$0.34	$4,555
Three Months Ended March 31, 2023
February 28, 2023	March 24, 2023	March 31, 2023	$0.33	$4,421	(1)
			$0.33	$4,421
(1) During the three months ended March 31, 2024 and 2023, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock. Accordingly, the Company purchased shares to satisfy the DRIP obligation as follows:

	Number of Shares Purchased	Average Price Paid Per Share	Total Amount Paid
Three Months Ended March 31, 2024
January 1, 2024 through March 31, 2024	8,530	$10.04	$86

Three Months Ended March 31, 2023
January 1, 2023 through March 31, 2023	5,096	$10.43	$53
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
Stock Repurchase Program:
The Company maintains a Stock Repurchase Program under which the Company may acquire up to $10,000 of its outstanding common stock. On April 30, 2024, the Board extended the Stock Repurchase Program for an additional two-year period ending May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason.
During the three months ended March 31, 2024 and March 31, 2023, no shares of common stock were repurchased under the Stock Repurchase Program.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Three Months Ended March 31, 2024
Name of Portfolio Company	Investment Type (1)	Net Realized Gain	Net change in unrealized appreciation/(depreciation)	Interest	Dividends	Fees	Total Income (2)	December 31, 2023, Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2024, Fair Value (5)
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (7)	$—	$(1,393)	$—	$263	$—	$263	$10,312	$263	$(1,393)	$9,182
	Common Equity (6)	—	(271)	—	—	—	—	271	—	(271)	—
		—	(1,664)	—	263	—	263	10,583	263	(1,664)	9,182

DRS Imaging Services, LLC	Common Equity (6)	—	113	—	—	—	—	393	113	—	506

Master Cutlery, LLC	Subordinated Loan (6)	—	250	—	—	—	—	—	250	—	250
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	250	—	—	—	—	—	250	—	250

Pfanstiehl Holdings, Inc	Common Equity	—	(7,850)	—	547	—	547	70,927	—	(7,850)	63,077

TalentSmart Holdings, LLC	Common Equity (6)	—	(59)	—	—	—	—	1,136	—	(59)	1,077

TRS Services, LLC	Preferred Equity	572	(2,410)	—	1,891	—	1,891	2,507	—	(2,507)	—
	Common Equity (6)	807	(713)	—	—	—	—	1,285	—	(1,285)	—
		1,379	(3,123)	—	1,891	—	1,891	3,792	—	(3,792)	—

Total Affiliate Investments		$1,379	$(12,333)	$—	$2,701	$—	$2,701	$86,831	$626	$(13,365)	$74,092
(1)Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in income for the three months ended March 31, 2024.
(3)Gross additions include increases in cost basis of investments resulting from a new portfolio investment, PIK interest, fees and dividends, accretion of Net Loan Fees, and net increases in unrealized appreciation or decreases in net unrealized depreciation.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
On April 30, 2024, the Board declared a distribution of $0.34 per share for the second quarter of 2024, payable on June 28, 2024 to stockholders of record as of June 18, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
Key performance metrics per common share are presented below:

	March 31, 2024	December 31, 2023
Net asset value	$11.08	$12.09

	Three Months Ended
	March 31, 2024	December 31, 2023
Net investment income	$0.42	$0.35
Net decrease in net assets resulting from operations	(0.67)	(0.31)
Distributions paid	0.34	0.34
Our NAV per common share decreased from $12.09 at December 31, 2023 to $11.08 at March 31, 2024, primarily due to net unrealized depreciation on investments of $1.15 per common share. For the quarter ended March 31, 2024, net investment income of $0.42 per common share exceeded our quarterly distribution of $0.34 per common share during such period.
For the quarter ended March 31, 2024, total investment income increased to $14.2 million from $13.5 million in the prior quarter, primarily due to an increase of $2.4 million in dividend income. Dividend income increased due to non-recurring dividends from our equity investments in TRS Services, LLC and Pfanstiehl Holdings, Inc. of $1.9 million and $0.5 million, respectively. For the quarter ended March 31, 2024, total interest income decreased to $11.4 million from $12.9 million in the prior quarter, primarily due to a smaller average investment portfolio at cost. See “—Results of Operations” for additional information.
Our total outstanding debt decreased from $302.4 million at December 31, 2023 to $258.5 million at March 31, 2024, due to the full repayment of our outstanding SBA debentures totaling $31.9 million and net repayments of $12.0 million on our BNP Facility. For the quarter ended March 31, 2024, our weighted-average debt interest costs increased to 6.3% compared to 6.2% for the quarter ended December 31, 2023. As of March 31, 2024, approximately 52% of our outstanding debt matures in 2027 and beyond, 70% of our outstanding debt carries fixed interest rates and 70% of our outstanding debt is unsecured.
For the quarter ended March 31, 2024, we recognized a net loss on investments of $14.6 million, primarily due to net unrealized depreciation of $15.4 million. For the quarter ended March 31, 2024, our net unrealized depreciation of $15.4 million was primarily related to net unrealized depreciation of $7.9 million on our common equity of Pfanstiehl Holdings, Inc, and net unrealized depreciation of $4.1 million on our debt investments in SSJA Bariatric Management LLC, which was placed on non-accrual status during the quarter. As of March 31, 2024, our loan portfolio had non-accrual loans with an aggregate fair value of $19.4 million, or 4.8% of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.
As of March 31, 2024, our asset coverage ratio of 157% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of March 31, 2024, we had unused commitments of $25.0 million under our Banc of California Credit Facility, as well as $71.5 million under our BNP Facility, each of which are subject to a borrowing base and other covenants. As of March 31, 2024, we had unfunded commitments of $10.9 million to nine portfolio companies. See “—Liquidity and Capital Resources” for additional information.
On April 30, 2024, the Board declared a distribution of $0.34 per share for the second quarter of 2024, payable on June 28, 2024 to stockholders of record as of June 18, 2024.
Critical Accounting Policies and Significant Estimates
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit

Committee of the Board. For descriptions of our revenue recognition and fair value policies, see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 2” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of March 31, 2024 (dollar amounts in thousands):

Investment Type		Range of Fair Value
		Low-end	High-end
Debt investments:
First lien	$206,153	$201,779	$210,389
Second lien	39,043	38,057	40,657
Subordinated	250	250	250

Structured Finance Securities:
Subordinated notes	48,022	45,284	50,759
Mezzanine debt	29,871	29,303	30,440

Equity investments:
Preferred equity	9,534	7,822	11,238
Common equity, warrants and other	67,541	64,529	70,552
	$400,414	$387,024	$414,285
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1—Financial Statements–Note 3”.
•The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1—Financial Statements–Note 3”.
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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds advised or sub-advised by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to other funds, including HPCI and OCCI. Additionally, OFS Advisor provides sub-advisory services to various funds, including: (i) CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust; and (ii) CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
For the years ended December 31, 2024 and 2023, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement to reduce its base management fee for the 2024 calendar year on January 8, 2024.

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
Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For a discussion of the risks associated with conflicts of interest, see “Item 1. Business—Regulation—Conflicts of Interest”, “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates —We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Portfolio Composition and Investment Activity
Portfolio Composition
As of March 31, 2024, the fair value of our debt investment portfolio totaled $245.4 million in 43 portfolio companies, of which approximately 84% and 16% were first lien and second lien loans, respectively. We also had equity investments in 15 portfolio companies with a fair value of approximately $77.1 million and 21 investments in Structured Finance Securities with a fair value of $77.9 million. As of March 31, 2024, we had unfunded commitments of $10.9 million to nine portfolio companies. Set forth in the tables and charts below is selected information with respect to our portfolio as of March 31, 2024 and December 31, 2023.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$166,734	$137,185	$175,146	$143,750
SBIC I LP	60,162	107,201	60,385	121,167
OFSCC-FS	168,829	153,016	165,109	152,582
OFSCC-MB	3,312	3,012	2,890	2,788
Total investments	$399,037	$400,414	$403,530	$420,287

The following table presents our ten largest investments by portfolio company based on fair value as of March 31, 2024 (dollar amounts in thousands):

Portfolio Company	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$63,077	15.8%
All Star Auto Lights, Inc.	Debt	27,551	27,713	6.9
Inergex Holdings, LLC	Debt	17,134	17,212	4.3
Kreg LLC	Debt	17,175	15,908	4.0
Tolemar Acquisition, Inc.	Debt	15,854	14,703	3.7
Honor HN Buyer Inc.	Debt	13,159	13,321	3.3
One GI LLC	Debt	12,651	12,304	3.1
Boca Home Care Holdings, Inc.	Debt and Equity	12,436	11,632	2.9
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	Debt and Equity	18,486	9,773	2.4
Contract Datascan Holdings, Inc.	Equity	7,676	9,182	2.3
Total		$142,339	$194,825	48.7%
As of March 31, 2024, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 15.8% and 42.5% of our total portfolio at fair value and our total net assets, respectively. The value of this investment is substantially comprised of unrealized appreciation of $62.9 million.
As of March 31, 2024, our first lien debt investments in All Star Auto Lights, Inc. accounted for approximately 6.9% and 18.7% of our total portfolio at fair value and net assets, respectively.
As of March 31, 2024, approximately 4.8% and 12.9% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments or other factors underlying the valuation of these investments could have a material impact on our NAV.
Portfolio Yields
The following table presents weighted-average yield metrics for our portfolio as of March 31, 2024 and December 31, 2023:

	For the Three Months Ended
	March 31, 2024	December 31, 2023
Weighted-average performing income yield(1):
Debt investments	12.9%	14.2%
Structured Finance Securities	13.0%	13.9%
Interest-bearing investments	13.0%	14.1%

Weighted-average realized yield(2):
Interest-bearing investments	11.6%	12.8%
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
For the three months ended March 31, 2024, the weighted average performing income yield on interest-bearing investments decreased primarily due to changes in non-accrual investment activity quarter-over-quarter, as well as other non-recurring OID acceleration and prepayment fees earned in the prior quarter.

Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$224,462	$206,153	$220,941	$202,792
Second lien debt investments	49,039	39,043	57,848	48,521
Subordinated debt investments	4,680	250	4,680	—
Preferred equity	12,838	9,534	11,403	13,240
Common equity, warrants and other	12,365	67,541	11,537	76,689
Total Portfolio Company Investments	$303,384	$322,521	$306,409	$341,242
Number of portfolio companies	53	53	55	55
(1) As of March 31, 2024 and December 31, 2023, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $144.9 million and $135.8 million, respectively, and $141.3 million and $131.3 million, respectively.
As of March 31, 2024, approximately 100% of our loan portfolio and 61% of our total portfolio consisted of first lien and second lien loans, based on fair value. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the elevated interest and inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility.
As of March 31, 2024, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Manufacturing (27.8%); (2) Health Care and Social Assistance (20.2%); and (3) Wholesale Trade (13.5%), totaling an aggregate of approximately 61.5% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1—Financial Statements–Note 4.”
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$65,247	$48,022	$66,774	$49,985
Mezzanine debt	30,406	29,871	30,347	29,060
Total Structured Finance Securities	$95,653	$77,893	$97,121	$79,045
Number of Structured Finance Securities	21	21	21	21
As of March 31, 2024, we had no non-performing Structured Finance Securities. Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital.

Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2024 (dollar amounts in thousands):

Three Months Ended March 31, 2024
Investments in debt and equity securities	$7,339
Investments in Structured Finance Securities	—
Total investment purchases and originations	$7,339

Proceeds from principal payments	$9,854
Proceeds from investments sold or redeemed	2,049
Proceeds from distributions received from portfolio investments	3,621
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$15,524
Non-Cash Investment Activity
During the three months ended March 31, 2024, our first lien debt investment in GoTo Group underwent a restructuring whereby our first lien debt investment was exchanged at a price equal to 77% of par for new first lien debt investments in the company. We recognized a realized loss of $0.7 million on the debt restructure corresponding to the amount forgiven upon the exchange.
During the three months ended March 31, 2024, we restructured our first lien debt investments in Avison Young to, among other things, exchange our first lien debt investments for new first lien debt investments, preferred equity and common equity. The cost of the existing first lien debt investments was ascribed to the new investments received in the exchange, and no realized loss was recognized. We also invested an incremental $0.8 million in new-issue first lien debt.
Risk Monitoring
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024. The following table shows the classification of our debt investments, excluding Structured Finance Securities, by credit risk rating as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	Debt Investments as of
	March 31, 2024			December 31, 2023
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	210,467	205,090	83.6	230,338	223,394	88.9
4 (Special Mention)	44,389	32,470	13.2	25,147	19,581	7.8
5 (Substandard)	14,113	7,375	3.0	18,772	8,136	3.2
6 (Doubtful)	9,212	511	0.2	9,212	202	0.1
7 (Loss)	—	—	—	—	—	—
	$278,181	$245,446	100.0%	$283,469	$251,313	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as income or applied to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three months ended March 31, 2024, loans to one portfolio company with an aggregate amortized cost and fair value of $13.5 million and $8.8 million, respectively, were placed on non-accrual status.
As of March 31, 2024
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
First lien debt	$28,077	$16,275
Second lien debt	11,115	2,856
Subordinated debt	4,680	250
Total	$43,872	$19,381
As of December 31, 2023
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
First lien debt	$18,772	$8,136
Second lien debt	11,115	4,003
Subordinated debt	4,680	—
Total	$34,567	$12,139

Results of Operations
Our key financial measures are described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024. The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
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

Comparison of the three months ended March 31, 2024 and December 31, 2023 and comparison of the three months ended March 31, 2024 and 2023
Consolidated operating results for the three months ended March 31, 2024 and December 31, 2023, and the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Investment income
Interest income:
Cash interest income	$8,217	$8,742	$8,217	$9,698
PIK interest income	342	851	342	226
Net Loan Fee amortization	298	493	298	409
Accretion of interest income on CLO subordinated notes	2,093	2,323	2,093	3,002
Other interest income	443	475	443	58
Total interest income	11,393	12,884	11,393	13,393
Dividend income:
Cash dividends	2,449	10	2,449	549
Preferred equity PIK dividends	262	332	262	236
Total dividend income	2,711	342	2,711	785
Fee income:
Syndication fees	106	—	106	36
Prepayment and other fees	23	257	23	69
Total fee income	129	257	129	105
Total investment income	14,233	13,483	14,233	14,283
Total expenses	8,637	8,787	8,637	9,333
Net investment income	5,596	4,696	5,596	4,950
Net loss on investments	(14,645)	(8,805)	(14,645)	(1,125)
Net increase (decrease) in net assets resulting from operations	$(9,049)	$(4,109)	$(9,049)	$3,806
Investment Income
For the three months ended March 31, 2024, total investment income increased to $14.2 million from $13.5 million in the prior quarter, primarily due to an increase in total dividend income of $2.4 million, partially offset by a decrease in total interest income of $1.5 million.
Interest income decreased $1.5 million during the three months ended March 31, 2024 compared to the prior quarter, primarily due to a decrease in contractual cash and PIK interest income of $0.6 million and $0.4 million, respectively. The decrease in contractual interest income was primarily due to the impacts of non-accrual activity quarter-over-quarter.
Dividend income increased $2.4 million during the three months ended March 31, 2024 compared to the prior quarter, primarily due to an increase in cash dividends. The increase in cash dividends was due to non-recurring dividends from TRS Services, LLC and Pfanstiehl Holdings, Inc. of $1.9 million and $0.5 million, respectively.
During the three months ended March 31, 2024, we exited our equity investments in TRS Services, LLC for gross proceeds of $3.9 million, recognizing $1.9 million of accumulated preferred dividends and a realized gain of $1.4 million.
Fee income is primarily comprised of unused fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We receive syndication fees on investments where OFS Advisor sources, structures, and arranges the lending group. For the three months ended March 31, 2024, total fee income decreased $0.1 million compared to the prior quarter due to a decrease in prepayment fees during the current quarter.

Expenses
Operating expenses for the three months ended March 31, 2024 and December 31, 2023, and the three months ended March 31, 2024 and 2023 are presented below (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Interest expense	$4,572	$4,684	$4,572	$4,874
Base management fee	1,523	1,645	1,523	1,894
Income Incentive Fee	1,399	1,174	1,399	1,238
Professional fees	414	419	414	436
Administration fee	394	379	394	482
Other expenses	335	486	335	409
Total expenses	$8,637	$8,787	$8,637	$9,333
Comparison of the three months ended March 31, 2024 and December 31, 2023
Interest expense for the three months ended March 31, 2024 decreased $0.1 million compared to the prior quarter, primarily due to a decrease in our average outstanding debt balances. During the three months ended March 31, 2024, we fully repaid our outstanding SBA debentures totaling $31.9 million and reduced the total amount outstanding under the BNP Facility by $12.0 million.
Management fee expense for the three months ended March 31, 2024 decreased $0.1 million compared to the prior quarter, primarily due to a decrease in the average quarterly investment portfolio, at fair value, to $410.4 million from $438.8 million.
Incentive fees for the three months ended March 31, 2024 increased $0.2 million compared to the prior quarter, primarily due to an increase in our net investment income related to the non-recurring dividend income recognized during the current quarter.
Net realized and unrealized gain (loss) on investments
Net loss on investments, inclusive of realized and unrealized gains (losses), by investment type for the three months ended March 31, 2024 and December 31, 2023, and the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Debt investments	$(1,248)	$(2,089)	$(1,248)	$(2,540)
Equity investments	(13,649)	(4,694)	(13,649)	4,128
Structured Finance Securities	315	(1,956)	315	(2,383)
Current/deferred income tax expense (benefit)	(63)	(66)	(63)	(330)
Total net loss on investments	$(14,645)	$(8,805)	$(14,645)	$(1,125)
Net loss on investments for the three months ended March 31, 2024 and December 31, 2023
Three months ended March 31, 2024
For the three months ended March 31, 2024, we recognized a net loss on investments of $14.6 million, primarily due to net unrealized depreciation of $15.4 million. For the quarter ended March 31, 2024, our net unrealized depreciation of $15.4 million was primarily related to net unrealized depreciation of $7.9 million on our common equity in Pfanstiehl Holdings, Inc, and net unrealized depreciation of $4.1 million on our debt investments in SSJA Bariatric Management LLC, which were placed on non-accrual status during the quarter.
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
Non-GAAP Financial Measure – Adjusted Net Investment Income
During the three months ended March 31, 2024 and December 31, 2023, we did not recognize a Capital Gains Fee that would require the disclosure of Adjusted Net Investment Income for these periods. For additional information on Adjusted NII, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measure - Adjusted Net Investment Income” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024.
Liquidity and Capital Resources
As of March 31, 2024, we held cash and cash equivalents of $6.1 million, which includes $1.1 million held by SBIC I LP and $2.5 million held by OFSCC-FS. Our use of cash and cash equivalents held by SBIC I LP was restricted by SBA regulation. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the three months ended March 31, 2024, the Parent received $2.8 million in cash distributions from OFSCC-FS.
As of March 31, 2024, we had an unused commitment of $25.0 million under our Banc of California Credit Facility, as well as an unused commitment of $71.5 million under our BNP Facility, both of which are subject to a borrowing base requirements and other covenants. As of March 31, 2024, we had unfunded commitments of $10.9 million to nine portfolio companies.
The Parent was permitted to make unsecured loans to SBIC I LP, the aggregate of which could not exceed $35 million at any given time, and no interest could be charged on the unpaid principal balance. On February 28, 2024, the Parent made a $3.5 million unsecured loan to SBIC I LP in order for SBIC I LP to have sufficient cash to fully redeem its outstanding SBA debentures totaling $31.9 million. On March 15, 2024, SBIC I LP repaid its $3.5 million unsecured loan to the Parent.
As of March 31, 2024, the aggregate amount outstanding of the senior securities issued by us was $258.5 million, for which our asset coverage was 157%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Sources and Uses of Cash
We generate operating cash flows from net investment income and the net proceeds from liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments and payment of expenses. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest and PIK dividends, which generally will not be fully realized in cash until we exit the investment, as well as accreted interest income on Structured Finance Securities, which may not coincide with cash distributions from these investments. As discussed in “Item 1.—Financial Statements—Note 3,” we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which may include investment income that we have not received in cash. In addition, we must distribute substantially all of our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving lines of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash from net investment income(1)	$3,126	$3,055
Net repayments and sales of portfolio investments(1)	6,092	902
Net cash provided by operating activities	9,218	3,957

Distributions paid to stockholders(2)	(4,555)	(4,421)
Net borrowings (repayments) under revolving lines of credit	(12,000)	1,300
Repayments of SBA debentures	(31,920)	(5,000)
Net cash used in financing activities	(48,475)	(8,121)
Net decrease in cash and cash equivalents	$(39,257)	$(4,164)
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
Cash from net investment income
Cash from net investment income of $3.1 million for the three months ended March 31, 2024 remained consistent compared to the three months ended March 31, 2023.
Net (purchases and originations) / repayments and sales of portfolio investments
During the three months ended March 31, 2024, net sales and repayments of portfolio investments of $6.1 million were primarily due to $13.4 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities, partially offset by $7.3 million of cash we used to purchase portfolio investments. During the three months ended March 31, 2023, net purchases and originations of portfolio investments of $0.9 million were primarily due to $9.9 million of cash we used to purchase portfolio investments, partially offset by $10.8 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities. See “—Portfolio Composition and Investment Activity—Investment Activity.”
Borrowings
SBA Debentures
SBIC I LP had an SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures. On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million and, on April 17, 2024, surrendered its license to operate as a SBIC. As of March 31, 2024 and December 31, 2023, SBIC I LP had outstanding debentures of $0.0 million and $31.9 million, respectively.
Banc of California Credit Facility
We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility, which is available for general corporate purposes including investment funding. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments (as defined in the BLA) and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP and the our partnership interests in SBIC I LP.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of March 31, 2024, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.
    As of March 31, 2024, we had $-0- outstanding and an unused commitment of $25.0 million under the Banc of California Credit Facility, subject to a borrowing base and other covenants. As of March 31, 2024, the effective interest rate on the Banc of California Credit Facility was 9.25%.
On December 15, 2023, we amended the Banc of California Credit Facility to: (i) extend the maturity date from February 28, 2024 to February 28, 2026; (ii) increase the interest rate floor from 4.00% to 5.00%; and (iii) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50%.
Unsecured Notes
    As of March 31, 2024 and December 31, 2023, we had $180.0 million in Unsecured Notes. The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Banc of California Credit Facility and BNP Facility.
    In order to, among other things, reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase the Unsecured Notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. During the three months ended March 31, 2024, no outstanding Unsecured Notes were repurchased.
BNP Facility
     On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $78.5 million was drawn as of March 31, 2024. Borrowings under the BNP Facility bear interest based on SOFR for the relevant interest period, plus an applicable spread (subject to an effective floor of 2.65%). The reinvestment period of the BNP Facility ends on June 20, 2025 and the facility is scheduled to mature on June 20, 2027. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. As of March 31, 2024, we were in compliance in all material respects with the applicable covenants under the BNP Facility.
As of March 31, 2024, the effective interest rate on the BNP Facility was 8.80% and the unused commitment under the facility was $71.5 million.
On a stand-alone basis, as of March 31, 2024 and December 31, 2023, OFSCC-FS held approximately $157.3 million and $158.3 million in total assets, respectively, which accounted for approximately 38% and 34% of our total consolidated assets, respectively.
Other Liquidity Matters
We expect to fund the growth of our investment portfolio utilizing our current borrowings, follow-on equity offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful or available to us on favorable terms, if at all. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value and incur a capital loss.
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of March 31, 2024, approximately 79% of our investments were qualifying assets.
On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%.
    On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On each of May 4, 2020 and May 3, 2022, our Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, our Board extended the Stock Repurchase Program for the two-year period ending on May 22, 2026. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the three months ended March 31, 2024, we did not make any repurchases of common stock on the open market under the Stock Repurchase Program. As of March 31, 2024, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
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
We continue to monitor the current banking environment. If the banks and financial institutions with whom we have credit facilities enter into receivership, undergo consolidation or become insolvent in the future, our liquidity may be reduced significantly. At various times, our cash balances at third-party financial institutions exceed the federally insured limit. Our cash and cash equivalent balances are retained in custodian accounts with U.S. Bank Trust Company, National Association and Citibank N.A., and we do not believe they are exposed to any significant credit risk.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
As of March 31, 2024, we had $6.1 million of cash and cash equivalents, as well unused commitments of $25.0 million under our Banc of California Credit Facility and $71.5 million under our BNP Facility, respectively, to meet our short-term contractual obligations. As of March 31, 2024, we had $10.9 million in outstanding commitments to fund portfolio investments that can be funded with our current cash or credit facilities.

Long-term contractual obligations, such as our BNP Facility that matures in 2027 and had $78.5 million outstanding as of March 31, 2024, can be repaid by selling OFSCC-FS portfolio investments that have a fair value of $153.0 million as of March 31, 2024. The OFSCC-FS portfolio includes broadly syndicated loans in larger portfolio companies that generally can be sold over a relatively short period to generate cash. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
As of March 31, 2024, we had $180.0 million of outstanding Unsecured Notes, of which $125.0 million mature on February 10, 2026. The Unsecured Notes Due February 2026 can be repaid by selling portfolio investments or by issuing additional senior securities to refinance the debt.
As of March 31, 2024, approximately 52% of our outstanding debt matures in 2027 and beyond, 70% of our outstanding debt carries fixed interest rates and 70% of our outstanding debt is unsecured.
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
Recent Developments
On April 30, 2024, our Board declared a distribution of $0.34 per share for the second quarter of 2024, payable on June 28, 2024 to stockholders of record as of June 18, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 5, 2024.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the three months ended March 31, 2024 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any potential interest rate reductions approved by the U.S. Federal Reserve, may affect both our cost of funding and the valuation of our investment portfolio. As of March 31, 2024, 91% of our loan portfolio, at fair value, bore interest at floating interest rates and contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis.
Our Unsecured Notes bear interest at fixed rates. As of March 31, 2024, our Banc of California Credit Facility and BNP Facility have floating interest rate provisions based on the Prime Rate and SOFR, respectively.
If interest rates are reduced by the U.S. Federal Reserve, the difference between the total interest income earned and the total interest expense incurred may be compressed, reducing our net income and potentially adversely affecting our operating results.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of March 31, 2024. As of March 31, 2024, 1-month and 3-month SOFR were 5.33% and 5.30%, respectively, and certain loan contracts in our investment portfolio have not reset to the current market rate. Assuming that the interim and unaudited consolidated balance sheet as of March 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$608	$(196)	$412
50	1,255	(393)	863
75	1,902	(589)	1,313
100	2,549	(785)	1,764
125	3,196	(981)	2,215

Basis point decrease	Interest income	Interest expense	Net change
25	$(683)	$196	$(487)
50	(1,330)	393	(937)
75	(1,977)	589	(1,388)
100	(2,624)	785	(1,839)
125	(3,271)	981	(2,290)

Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of March 31, 2024, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting the counterparties with whom we enter into financial transactions to reputable financial institutions. As of March 31, 2024 and December 31, 2023, we held our cash balances with third-party financial institutions, and such balances are in excess of the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins and their ability to service their debt.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2024. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”), filed on March 5, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K. The risks previously disclosed in the Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities, Use of Proceeds
None.
Issuer Purchases of Equity Securities
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company could acquire up to $10.0 million of its outstanding common stock through the two-year period ending May 22, 2020.
On each of May 4, 2020 and May 3, 2022, our Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, the Board extended the Stock Repurchase Program for the two-year period ending May 22, 2026. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program. As of March 31, 2024, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
During the three months ended March 31, 2024, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Price Range of Common Stock and Distributions
The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “OFS”. The following table lists the high and low sale price for the Company’s common stock, NAV per share, and the cash distributions per share that were declared on its common stock for each fiscal quarter during the last two most recently completed fiscal years and each full fiscal quarter of the current fiscal year. The last reported sale price for our common stock on the Nasdaq Global Select Market on March 31, 2024 was $9.93 per share.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share
Period		High	Low
Fiscal 2024
First Quarter	$11.08	$12.07	$9.53	8.9%	-14.0%	$0.34
Fiscal 2023
Fourth Quarter	$12.09	$12.41	$9.69	2.6%	-19.9%	$0.34
Third Quarter	$12.74	$12.44	$9.51	-2.4%	-25.4%	$0.34
Second Quarter	$12.94	$11.01	$9.10	-14.9%	-29.7%	$0.33
First Quarter	$13.42	$10.92	$9.60	-18.6%	-28.5%	$0.33
Fiscal 2022
Fourth Quarter	$13.47	$11.25	$8.03	-16.5%	-40.4%	$0.30
Third Quarter	$13.58	$11.50	$7.54	-15.3%	-44.5%	$0.29
Second Quarter	$14.57	$13.47	$9.72	-7.5%	-33.3%	$0.29
First Quarter	$15.52	$13.18	$9.40	-15.1%	-39.4%	$0.28
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

Dated: May 2, 2024	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer