Form 10-Q
period 2024-06-30
OFS Capital Corp
filed 2024-08-02
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of July 29, 2024 was 13,398,078.

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

ASC	Accounting Standards Codification, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility, as amended, that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement, as amended, by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company’s board of directors
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $25,000,000
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC, for which OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser

Term	Explanation or Definition
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC, OFS CLO Management II, LLC and OFS CLO Management III, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC I LP	OFS SBIC I, LP, a wholly owned subsidiary of the Company and former SBIC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities
Unsecured Notes	The Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028

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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of elevated interest and inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, the risk of recession or a shutdown of U.S. government services and related market volatility on our business, our portfolio companies, our industry and the global economy;
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities (unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $366,391 and $384,339, respectively)	$315,622	$333,456
Affiliate investments (amortized cost of $19,055 and $19,191, respectively)	82,534	86,831
Total investments, at fair value (amortized cost of $385,446 and $403,530, respectively)	398,156	420,287
Cash and cash equivalents	5,580	45,349
Interest receivable	2,945	2,217
Prepaid expenses and other assets	1,194	1,965
Total assets	$407,875	$469,818

Liabilities
Revolving lines of credit	$69,100	$90,500
Unsecured Notes (net of deferred debt issuance costs of $2,178 and $2,667, respectively)	177,822	177,333
SBA debentures (net of deferred debt issuance costs of $0 and $20, respectively)	—	31,900
Interest payable	3,249	3,712
Payable to adviser and affiliates (Note 3)	2,931	3,556
Other liabilities	601	813
Total liabilities	$253,703	$307,814

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	134	134
Paid-in capital in excess of par	184,841	184,841
Total accumulated losses	(30,803)	(22,971)
Total net assets	154,172	162,004

Total liabilities and net assets	$407,875	$469,818

Number of common shares outstanding	13,398,078	13,398,078
Net asset value per share	$11.51	$12.09

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income
Interest income:
Non-control/non-affiliate investments	$10,362	$13,886	$21,413	$27,054
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	492	214	834	440
Affiliate investments	270	245	533	481
Total payment-in-kind interest and dividend income	762	459	1,367	921
Dividend income:
Non-control/non-affiliate investments	10	6	21	8
Affiliate investments	—	84	2,437	630
Total dividend income	10	90	2,458	638
Fee income:
Non-control/non-affiliate investments	31	91	160	196
Total investment income	11,165	14,526	25,398	28,809
Expenses
Interest expense	4,117	5,011	8,689	9,885
Base management fee	1,478	1,883	3,001	3,777
Income Incentive Fee	859	1,280	2,258	2,518
Professional fees	414	429	828	865
Administration fee	453	440	847	922
Other expenses	407	360	742	769
Total expenses	7,728	9,403	16,365	18,736
Net investment income	3,437	5,123	9,033	10,073
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(4,304)	108	(4,885)	275
Net realized gain on affiliate investments	—	—	1,379	—
Net realized loss on control investments	—	(10,516)	—	(10,516)
Income tax expense on net realized gains on investments	—	—	—	(171)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	3,160	(3,537)	113	(5,733)
Net unrealized appreciation (depreciation) on affiliate investments	8,173	(3,461)	(4,160)	(1,123)
Net unrealized appreciation on control investment	—	10,160	—	9,056
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	(138)	159	(201)	—
Net gain (loss) on investments	6,891	(7,087)	(7,754)	(8,212)
Loss on extinguishment of debt	—	—	—	(19)
Net increase (decrease) in net assets resulting from operations	$10,328	$(1,964)	$1,279	$1,842

Net investment income per common share – basic and diluted	$0.26	$0.38	$0.67	$0.75
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.77	$(0.15)	$0.10	$0.13
Distributions declared per common share	$0.34	$0.33	$0.68	$0.66
Basic and diluted weighted-average common shares outstanding	13,398,078	13,398,078	13,398,078	13,398,078
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total accumulated losses	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2022	—	$—	13,398,078	$134	$184,841	$(4,552)	$180,423
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	10,073	10,073
Net realized loss on investments, net of taxes	—	—	—	—	—	(10,412)	(10,412)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	2,200	2,200
Loss on extinguishment of debt	—	—	—	—	—	(19)	(19)
Dividends declared	—	—	—	—	—	(8,843)	(8,843)
Net decrease for the six month period ended June 30, 2023	—	—	—	—	—	(7,001)	(7,001)
Balances at June 30, 2023	—	$—	13,398,078	$134	$184,841	$(11,553)	$173,422

Balances at March 31, 2023	—	$—	13,398,078	$134	$184,841	$(5,167)	$179,808
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	5,123	5,123
Net realized loss on investments, net of taxes	—	—	—	—	—	(10,408)	(10,408)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	3,321	3,321
Dividend declared	—	—	—	—	—	(4,422)	(4,422)
Net decrease for the three month period ended June 30, 2023	—	—	—	—	—	(6,386)	(6,386)
Balances at June 30, 2023	—	$—	13,398,078	$134	$184,841	$(11,553)	$173,422

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total accumulated losses	Total net assets
	Number of shares	Par value	Number of shares	Par value

Balances at December 31, 2023	—	$—	13,398,078	$134	$184,841	$(22,971)	$162,004
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	9,033	9,033
Net realized loss on investments, net of taxes	—	—	—	—	—	(3,506)	(3,506)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(4,248)	(4,248)
Dividends declared	—	—	—	—	—	(9,111)	(9,111)
Net decrease for the six month period ended June 30, 2024	—	—	—	—	—	(7,832)	(7,832)
Balances at June 30, 2024	—	$—	13,398,078	$134	$184,841	$(30,803)	$154,172

Balances at March 31, 2024	—	$—	13,398,078	$134	$184,841	$(36,575)	$148,400
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,437	3,437
Net realized loss on investments, net of taxes	—	—	—	—	—	(4,304)	(4,305)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	11,195	11,195
Dividend declared	—	—	—	—	—	(4,556)	(4,555)
Net increase for the three month period ended June 30, 2024	—	—	—	—	—	5,772	5,772
Balances at June 30, 2024	—	$—	13,398,078	$134	$184,841	$(30,803)	$154,172

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,279	$1,842
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments	3,506	10,241
Income tax expense on net realized investment gains	—	171
Loss on extinguishment of debt	—	19
Net unrealized (appreciation) depreciation on investments, net of taxes	4,248	(2,200)
Amortization of Net Loan Fees	(860)	(818)
Amendment fees collected	226	55
Payment-in-kind interest and dividend income	(1,351)	(974)
Accretion of interest income on Structured Finance Securities	(3,876)	(5,881)
Amortization and write-off of deferred offering costs	862	770
Amortization of intangible asset	69	204
Purchase and origination of portfolio investments	(12,347)	(26,339)
Proceeds from principal payments on portfolio investments	20,904	6,278
Proceeds from sale or redemption of portfolio investments	3,673	18,803
Proceeds from distributions received from portfolio investments	8,118	6,857
Changes in operating assets and liabilities:
Interest receivable	(728)	(120)
Interest payable	(463)	(19)
Payable to adviser and affiliates	(625)	(177)
Other assets and liabilities	27	123
Net cash provided by operating activities	22,662	8,835

Cash flows from financing activities
Distributions paid to common stockholders	(9,111)	(8,843)
Borrowings under revolving lines of credit	3,000	23,650
Repayments under revolving lines of credit	(24,400)	(26,750)
Repayments of SBA debentures	(31,920)	(5,000)
Net cash used in financing activities	(62,431)	(16,943)
Net decrease in cash and cash equivalents	(39,769)	(8,108)
Cash and cash equivalents
Beginning of period	45,349	14,937
End of period	$5,580	$6,829

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,390	$9,134
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		11.43%	SOFR+	6.00%	1/28/2022	11/16/2027	$8,775	$8,736	$8,522	5.5%

Advantage Sales & Marketing Inc. (F/K/A Karman Buyer Corp) (14) (15)	Advertising Agencies
First Lien Debt		9.82%	SOFR+	4.25%	3/2/2022	10/28/2027	2,247	2,228	2,194	1.4

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
First Lien Debt		11.72%	SOFR+	6.25%	7/22/2022	7/22/2027	1,970	1,943	1,970	1.3
First Lien Debt		11.73%	SOFR+	6.25%	7/31/2023	7/22/2027	46	45	46	—
							2,016	1,988	2,016	1.3
Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
First Lien Debt		10.98%	SOFR+	5.50%	3/2/2021	2/10/2027	3,710	3,707	2,799	1.8

All Star Auto Lights, Inc. (15) (21)	Motor Vehicle Parts (Used) Merchant Wholesalers
First Lien Debt		11.09%	SOFR+	5.50%	12/19/2019	8/20/2025	22,362	22,268	22,363	14.5
First Lien Debt		11.07%	SOFR+	5.50%	8/4/2022	8/20/2025	4,818	4,782	4,818	3.1
							27,180	27,050	27,181	17.6
Avison Young (15) (16)	Nonresidential Property Managers
First Lien Debt		13.10%	SOFR+	7.50%	11/25/2021	3/13/2028	840	820	825	0.5
First Lien Debt		7.10% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	1,514	1,514	1,374	0.9
First Lien Debt (6) (10)		7.10% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	510	502	268	0.2
Common Equity (1,185 Class B units) (10) (13)					3/12/2024			1,400	—	—
Preferred Equity (1,715 Class A units) 12.5% PIK (10) (13)					3/12/2024			1,269	—	—
							2,864	5,505	2,467	1.6
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.10%	SOFR+	8.50%	6/10/2021	6/11/2028	4,962	4,920	4,952	3.2
Second Lien Debt		14.10%	SOFR+	8.50%	6/10/2021	6/11/2028	3,988	3,952	3,980	2.6
							8,950	8,872	8,932	5.8
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		12.71%	SOFR+	7.25%	2/2/2022	6/8/2029	3,667	3,377	3,491	2.4

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		12.08%	SOFR+	6.50%	2/25/2022	2/25/2027	$10,416	$10,337	$10,187	6.6%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(8)	(28)	—
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	788	0.5
Preferred Equity (3,446 Class A Units) 12.0% cash / 2.0% PIK					3/3/2023			345	353	0.2
							10,416	11,964	11,300	7.3
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		12.23%	SOFR+	6.75%	11/3/2023	12/30/2027	3,182	3,101	3,131	2.0
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(7)	(5)	—
							3,182	3,094	3,126	2.0
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	58	—

Convergint Technologies Holdings, LLC (14)	Security Systems Services (except Locksmiths)
Second Lien Debt		12.21%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,870	5,837	3.8

Creation Technologies (15) (16)	Bare Printed Circuit Board Manufacturing
First Lien Debt		11.07%	SOFR+	5.50%	9/24/2021	10/5/2028	1,960	1,951	1,848	1.2

Diamond Sports Group, LLC (6) (10) (14) (15)	Television Broadcasting
Second Lien Debt		10.69%	SOFR+	5.25%	11/19/2019	8/24/2026	1,935	1,935	41	—

East West Manufacturing (15)	Fluid Power Pump and Motor Manufacturing
First Lien Debt		11.08%	SOFR+	5.75%	2/11/2022	12/22/2028	1,920	1,908	1,920	1.2

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (19)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2025	6,263	6,263	6,263	4.1
First Lien Debt (Revolver) (5)		7.50%	N/A		11/29/2021	12/31/2025	899	899	899	0.6
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	8,245	6,584	2,529	1.6
Equity Participation Rights (10) (17)					12/31/2021			4,722	—	—
							15,407	18,468	9,691	6.3
Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	12/31/2025	5,391	5,319	4,367	2.8

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Flow Service Partners Management, LLC	Plumbing, Heating & Air-Conditioning Contractor
First Lien Debt (15)		11.98%	SOFR+	6.50%	2/28/2024	2/28/2029	$3,483	$3,450	$3,416	2.2%
First Lien Debt (15)		11.98%	SOFR+	6.50%	2/28/2024	2/28/2029	633	627	621	0.4
First Lien Debt (Revolver) (5)		11.84%	SOFR+	6.50%	2/28/2024	2/28/2029	127	121	115	0.1
							4,243	4,198	4,152	2.7
GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		10.18%	SOFR+	4.75%	3/26/2021	4/30/2028	941	940	835	0.5
First Lien Debt		10.18%	SOFR+	4.75%	3/26/2021	4/30/2028	1,299	1,299	670	0.4
							2,240	2,239	1,505	0.9
Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		12.18%	SOFR+	6.75%	7/20/2022	8/1/2029	5,895	5,638	5,905	3.8

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		11.23%	SOFR+	5.75%	10/15/2021	10/15/2027	6,433	6,363	6,433	4.2
First Lien Debt (15)		11.23%	SOFR+	5.75%	10/15/2021	10/15/2027	4,068	4,016	4,068	2.6
First Lien Debt (Revolver) (5)		13.25%	Prime+	4.75%	10/15/2021	10/15/2027	95	87	95	0.1
First Lien Debt (Delayed Draw) (5) (15)		11.24%	SOFR+	5.75%	3/31/2023	10/15/2027	3,358	3,331	3,358	2.2
							13,954	13,797	13,954	9.1
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.23%	SOFR+	6.75%	1/27/2022	3/2/2029	2,683	2,683	2,683	1.8

Inergex Holdings, LLC (11)	Other Computer Related Services
First Lien Debt		12.48% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	14,868	14,687	14,869	9.6%
First Lien Debt (Revolver)		12.48% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	2,344	2,335	2,344	1.5
							17,212	17,022	17,213	11.1
Ivanti Software, Inc. (14) (15)	Software Publishers
First Lien Debt		9.81%	SOFR+	4.25%	3/26/2021	12/1/2027	2,918	2,924	2,328	1.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		11.09%	SOFR+	5.50%	1/14/2021	11/20/2027	$4,697	$4,537	$3,460	2.3%

Kreg LLC	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		9.73% cash / 2.50% PIK	SOFR+	4.25%	12/20/2021	12/20/2026	17,357	17,295	16,107	10.4
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	12/20/2021	12/20/2026	—	(5)	(96)	(0.1)
							17,357	17,290	16,011	10.3
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		11.55%	SOFR+	6.25%	10/20/2023	10/20/2029	2,223	2,174	2,205	1.4
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(3)	(4)	—
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(7)	(3)	—
							2,223	2,164	2,198	1.4
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		11.85% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,748	2,720	2,668	1.8

One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		12.19%	SOFR+	6.75%	12/13/2021	12/22/2025	7,394	7,339	7,113	4.6
First Lien Debt (15)		12.19%	SOFR+	6.75%	12/13/2021	12/22/2025	3,896	3,866	3,748	2.4
First Lien Debt (Revolver)		12.19%	SOFR+	6.75%	12/13/2021	12/22/2025	1,444	1,434	1,390	0.9
							12,734	12,639	12,251	7.9
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2025	16,648	14,113	5,461	3.6

PM Acquisition LLC (10) (20)	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			499	697	0.5

Reception Purchaser LLC (15)	Transportation and Warehousing
First Lien Debt		11.48%	SOFR+	6.00%	4/28/2022	3/24/2028	2,510	2,486	2,035	1.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt (14)		10.21%	SOFR+	4.75%	4/16/2021	4/27/2028	$1,715	$1,709	$1,547	1.0%
Second Lien Debt		13.21%	SOFR+	7.75%	4/16/2021	4/27/2029	4,450	4,411	3,951	2.6
							6,165	6,120	5,498	3.6
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018		—	—	1,509	1.0

RumbleOn, Inc. (15) (16)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		14.34% cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	2,597	2,532	2,423	1.6
First Lien Debt (11)		14.34% cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	784	776	731	0.5
Warrants (warrants to purchase up to $218,000 in common stock) (10)					8/31/2021	8/14/2028 (12)		200	35	—
							3,381	3,508	3,189	2.1
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		8.94%	SOFR+	3.50%	3/25/2021	4/3/2028	1,794	1,784	1,648	1.1

SSJA Bariatric Management LLC (10) (15)	Offices of Physicians and Mental Health Specialists
First Lien Debt (6)		10.73% PIK	SOFR+	5.25%	8/26/2019	4/30/2025	10,100	9,563	6,896	4.5
First Lien Debt (6)		10.73% PIK	SOFR+	5.25%	12/31/2020	4/30/2025	1,091	1,033	745	0.5
First Lien Debt (6)		10.73% PIK	SOFR+	5.25%	12/8/2021	4/30/2025	2,750	2,600	1,877	1.2
First Lien Debt (Revolver) (6)		10.73% PIK	SOFR+	5.25%	8/26/2019	4/30/2025	282	266	192	0.1
Common Equity (867591 Class F units) (13)					4/10/2024			—	—	—
							14,223	13,462	9,710	6.3
SS Acquisition, LLC (8) (15)	Sports and Recreation Instruction
First Lien Debt		12.29%	SOFR+	6.73%	12/30/2021	12/30/2026	3,042	3,026	3,042	2.0
First Lien Debt		12.98%	SOFR+	7.41%	12/30/2021	12/30/2026	1,460	1,451	1,460	0.9
							4,502	4,477	4,502	2.9
Staples, Inc. (14) (15) (16)	Business to Business Electronic Markets
First Lien Debt		11.08%	SOFR+	5.75%	5/23/2024	9/1/2029	2,571	2,469	2,365	1.5

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		11.44% cash / 1.00% PIK	SOFR+	6.00%	10/14/2021	10/14/2026	$15,301	$15,231	$14,536	9.4%
First Lien Debt (Revolver) (5)		11.44%	SOFR+	6.00%	10/14/2021	10/14/2026	309	302	232	0.2
							15,610	15,533	14,768	9.6
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		14.09%	SOFR+	8.50%	5/13/2021	11/2/2028	4,500	4,582	4,258	2.8

United Biologics Holdings, LLC (10)	Medical Laboratories
Preferred Equity (151,787 units)					4/16/2013			9	—	—

Wellful Inc. (F/K/A KNS Acquisition Corp.) (14) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		11.71%	SOFR+	6.25%	4/16/2021	4/21/2027	6,519	6,497	4,244	2.8

Total Debt and Equity Investments - Non-control/Non-affiliate Investments							$272,885	$276,725	$240,003	155.8%

Structured Finance Securities (16)
Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		17.92%	N/A		11/16/2020	10/20/2031	$11,080	$9,449	$8,309	5.4%

Apex Credit CLO 2021 Ltd (7) (9)
Subordinated Notes		22.98%	N/A		5/28/2021	7/18/2034	8,630	6,716	5,626	3.6

Apex Credit CLO 2022-1A (7) (9)
Subordinated Notes		16.70%	N/A		4/28/2022	4/22/2033	10,726	8,854	6,559	4.3

Ares L CLO Ltd.
Mezzanine Debt - Class E		11.24%	SOFR+	5.65%	2/17/2022	1/15/2032	6,000	5,873	5,711	3.7

Barings CLO 2019-I Ltd.
Mezzanine Debt - Class E		12.45%	SOFR+	6.86%	2/23/2022	4/15/2035	8,000	7,928	8,009	5.2

Battalion CLO XI, Ltd.
Mezzanine Debt - Class E		12.43%	SOFR+	6.85%	4/25/2022	4/24/2034	6,000	5,949	5,582	3.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Brightwood Capital MM CLO 2023-1A, Ltd.
Mezzanine Debt - Class D		11.79%	SOFR+	6.46%	9/28/2023	10/15/2035	$915	$891	$931	0.7%
Mezzanine Debt - Class E		15.69%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,947	2,189	1.4
Subordinated Notes (7) (9)		13.56%	N/A		9/28/2023	10/15/2035	5,494	4,972	4,563	3.0
							8,542	7,810	7,683	5.1
Dryden 76 CLO, Ltd. (7) (9)
Subordinated Notes		13.02%	N/A		9/27/2019	10/20/2032	2,750	2,343	1,558	1.0

Flatiron CLO 18, Ltd. (7) (9)
Subordinated Notes		8.97%	N/A		1/2/2019	4/17/2031	9,680	5,836	4,819	3.1

Madison Park Funding XXIII, Ltd. (7) (9)
Subordinated Notes		13.66%	N/A		1/8/2020	7/27/2047	10,000	5,080	4,537	2.9

Madison Park Funding XXIX, Ltd. (7) (9)
Subordinated Notes		10.00%	N/A		12/22/2020	10/18/2047	9,500	5,430	4,620	3.0

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		14.08%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	969	1,015	0.7

Octagon Investment Partners 39, Ltd. (4) (7) (9)
Subordinated Notes		0.00%	N/A		1/23/2020	10/20/2030	7,000	3,485	1,745	1.1

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine Debt - Class E		12.89%	SOFR+	7.30%	1/26/2021	1/20/2034	1,000	984	998	0.6

Regatta XXII Funding Ltd
Mezzanine Debt - Class E		12.51%	SOFR+	7.19%	5/6/2022	7/20/2035	3,000	2,979	3,044	2.0

THL Credit Wind River 2019‐3 CLO Ltd (7) (9)
Subordinated Notes		1.43%	N/A		4/5/2019	4/15/2031	7,000	4,434	2,107	1.4

Trinitas CLO VIII (7) (9)
Subordinated Notes		2.83%	N/A		3/4/2021	7/20/2117	5,200	2,600	967	0.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Venture 45 CLO Ltd.
Mezzanine Debt - Class E		13.02%	SOFR+	7.70%	4/18/2022	7/20/2035	$3,000	$2,947	$2,730	1.8%

Total Structured Finance Securities							$118,108	$89,666	$75,619	49.1%

Total Non-control/Non-affiliate Investments							$390,993	$366,391	$315,622	204.9%
Affiliate Investments
Contract Datascan Holdings, Inc. (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			$7,841	$9,400	6.1%
Common Equity (11,273 shares) (10)					6/28/2016			104	—	—
								7,945	9,400	6.1
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	842	0.5

Master Cutlery, LLC (10) (20)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Loan (6) (11)		13.00% PIK	N/A		4/17/2015	5/25/2024 (22)	$10,389	4,680	320	0.2
Preferred Equity (3,723 Series A units) 8% PIK					4/17/2015			3,483	—	—
Common Equity (15,564 units)					4/17/2015			—	—	—
							10,389	8,163	320	0.2
Pfanstiehl Holdings, Inc. (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)					1/1/2014			217	70,831	45.9

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)					10/11/2019			1,595	1,141	0.7

Total Affiliate Investments							$10,389	$19,055	$82,534	53.4%

Total Investments							$401,382	$385,446	$398,156	258.3%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)As of June 30, 2024, the Company held loans with an aggregate fair value of $217,043, or 92% of the total loan portfolio, that bore interest at a variable rate indexed to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of June 30, 2024. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2024
(Dollar amounts in thousands)

(3)Unless otherwise noted in footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)As of June 30, 2024, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security's anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security's then-current amortized cost.
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of June 30, 2024, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)The Company entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of June 30, 2024:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	12.29%	11.80%	0.49%
SS Acquisition, LLC	12.98%	11.80%	1.18%
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
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2024:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	First Lien Debt	0% to 2.00%	12.48% to 14.48%	2.00%
Inergex Holdings, LLC	First Lien Debt (Revolver)	0% to 2.00%	12.48% to 14.48%	2.00%
Kreg, LLC	First Lien Debt	0% to 2.00%	9.73% to 11.73%	2.00%
Master Cutlery, LLC	Subordinated Loan	0% to 13.00%	0% to 13.00%	13.00%
RumbleOn, Inc.	First Lien Debt	0% to 0.50%	14.34% to 14.84%	0.50%
RumbleOn, Inc.	First Lien Debt	0% to 0.50%	14.34% to 14.84%	0.50%
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
(16)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of June 30, 2024, approximately 80% of the Company's assets were qualifying assets.
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
(21)Portfolio company represents greater than 5% of total assets as of June 30, 2024.
(22)The Master Cutlery, LLC loan became contractually due on May 25, 2024. The lenders have filed a motion to receive a final recovery payment from the portfolio company.

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
Cash and cash equivalents: The Company’s cash and cash equivalent balances are maintained with a member bank of the FDIC, and at times, such balances exceed the FDIC insurance limit. The Company does not believe its cash and cash equivalent balances are exposed to any significant credit risk. Cash and cash equivalent balances are held in US Bank Trust Company, National Association and Citibank N.A. money market deposit accounts. In addition, the Company’s use of cash and cash equivalents held by OFSCC-FS is limited by the terms and conditions of the BNP Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings.
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses, losses on extinguishment of debt, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through June 30, 2024, the Company has not made a Capital Gains Fee payment.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of June 30, 2024 and December 31, 2023, there were no accrued Capital Gains Fees.
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
Equity Ownership: As of June 30, 2024, affiliates of OFS Advisor held approximately 3,022,183 shares of common stock, which is approximately 22.6% of the Company’s outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and six months ended June 30, 2024 and 2023 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Base management fee	$1,478	$1,883	$3,001	$3,777
Income Incentive Fee	859	1,280	2,258	2,518
Administration fee	453	440	847	922
Distributions paid to affiliates	1,028	997	2,055	1,994
Note 4. Investments
As of June 30, 2024, the Company had loans to 40 portfolio companies, of which approximately 85% were first lien debt investments and 15% were second lien debt investments, at fair value. The Company also had equity investments in 16 portfolio companies and 18 investments in Structured Finance Securities. As of June 30, 2024, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$221,995	57.6%	144.0%	$200,473	50.4%	130.0%
Second lien debt investments	43,633	11.3	28.2	36,089	9.0	23.5
Subordinated debt investments	4,680	1.2	3.0	320	0.1	0.2
Preferred equity	13,107	3.4	8.5	9,754	2.4	6.3
Common equity, warrants and other(2)	12,365	3.2	8.0	75,901	19.1	49.2
Total Portfolio Company Investments	295,780	76.7	191.7	322,537	81.0	209.2
Structured Finance Securities	89,666	23.3	58.2	75,619	19.0	49.1
Total investments	$385,446	100.0%	249.9%	$398,156	100.0%	258.3%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $143,330 and $132,469, respectively.
(2)    Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in US dollars. As of June 30, 2024 and December 31, 2023, the Company’s investment portfolio was domiciled as follows:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$290,275	$320,070	$301,749	$339,964
Canada(1)	5,505	2,467	4,660	1,278
Cayman Islands(1)(2)	81,856	67,936	89,286	71,210
Jersey(1)(2)	7,810	7,683	7,835	7,835
Total investments	$385,446	$398,156	$403,530	$420,287
(1) Represents non-qualifying assets under Section 55(a) of the 1940 Act.
(2)    Investments domiciled in the Cayman Islands and Jersey represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of June 30, 2024, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$22,068	5.6%	14.2%	$21,286	5.3%	13.8%
Construction	24,450	6.4	15.7	15,491	3.8	10.2
Education Services	6,072	1.6	3.9	5,643	1.4	3.6
Finance and Insurance	3,094	0.8	2.0	3,126	0.8	2.0
Health Care and Social Assistance	72,877	19.0	47.3	66,472	16.6	43.1
Information	26,053	6.8	17.0	14,485	3.6	9.3
Management of Companies and Enterprises	12,639	3.3	8.2	12,251	3.1	7.9
Manufacturing	26,994	6.9	17.6	96,047	24.2	62.3
Professional, Scientific, and Technical Services	21,238	5.5	13.7	21,423	5.4	13.9
Public Administration	703	0.2	0.5	58	—	—
Real Estate and Rental and Leasing	13,450	3.5	8.8	11,867	3.0	7.7
Retail Trade	12,634	3.3	8.2	10,846	2.8	7.1
Transportation and Warehousing	2,486	0.6	1.6	2,035	0.5	1.3
Wholesale Trade	51,022	13.2	33.0	41,507	10.5	27.0
Total Portfolio Company Investments	$295,780	76.7%	191.7%	$322,537	81.0%	209.2%
Structured Finance Securities	89,666	23.3	58.2	75,619	19.0	49.1
Total investments	$385,446	100.0%	249.9%	$398,156	100.0%	258.3%
As of December 31, 2023, the Company had loans to 44 portfolio companies, of which 81% were first lien debt investments and 19% were second lien debt investments, at fair value. The Company also held equity investments in 15 portfolio companies and 21 investments in Structured Finance Securities. At December 31, 2023, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$220,941	54.7%	136.4%	$202,792	48.3%	125.1%
Second lien debt investments	57,848	14.3	35.7	48,521	11.5	30.0
Subordinated debt investments	4,680	1.2	2.9	—	—	—
Preferred equity	11,403	2.8	7.0	13,240	3.2	8.2
Common equity, warrants and other(2)	11,537	2.9	7.1	76,689	18.2	47.3
Total debt and equity investments	$306,409	75.9%	189.1%	$341,242	81.2%	210.6%
Structured Finance Securities	97,121	24.1	59.9	79,045	18.8	48.8
Total	$403,530	100.0%	249.0%	$420,287	100.0%	259.4%
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
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as income or applied to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three months ended June 30, 2024, no new loans were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of June 30, 2024 was $41,276 and $18,329, respectively, and as of December 31, 2023 was $34,568 and $12,140, respectively.
Portfolio Concentration: The following table presents the Company’s portfolio companies based on fair value that comprise greater than 10% of the Company’s total net assets as of June 30, 2024.

					Percentage of Total
Porfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Pfanstiehl Holdings, Inc.	Common Equity	Manufacturing	$217	$70,831	17.8%	45.9%
All Star Auto Lights, Inc.	First Lien Debt	Wholesale Trade	27,050	27,181	6.8	17.6
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	17,022	17,213	4.3	11.1
Kreg LLC	First Lien Debt	Health Care and Social Assistance	17,290	16,011	4.0	10.3
As of June 30, 2024, approximately 5.1% and 13.3% of the Company’s total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Transfers from Level 2 to Level 3	$—	$3,596	$—	$—
Transfers from Level 3 to Level 2	7,343	—	15,986	1,473
Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from elevated interest and inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, the risk of recession or a shutdown of U.S. government services and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including any potential interest rate reductions approved by the U.S. Federal Reserve, may impact both our cost of funding and the valuation of our investment portfolio.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

Security	Level 1	Level 2	Level 3	Fair Value as of June 30, 2024
Debt investments	$—	$30,414	$206,468	$236,882
Equity investments	—	—	85,655	85,655
Structured Finance Securities	—	—	75,619	75,619
	$—	$30,414	$367,742	$398,156

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2023
Debt investments	$—	$16,053	$235,260	$251,313
Equity investments	—	—	89,929	89,929
Structured Finance Securities	—	—	79,045	79,045
	$—	$16,053	$404,234	$420,287

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables provides the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of June 30, 2024 and December 31, 2023. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets.

	Fair Value as of June 30, 2024	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$151,302	Discounted cash flow	Discount rates	9.49% - 25.87% (13.12%)
	17,474	Market approach	EBITDA multiples	3.00x - 9.50x (6.31x)
	7,162	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)
Second lien	23,314	Discounted cash flow	Discount rates	11.10% - 16.49% (14.13%)
	6,896	Market approach	Revenue multiples	0.40x - 0.94x (0.74x)
Subordinated	320	Market approach	Net asset value liquidation(2)

Structured Finance Securities(1):
Subordinated notes	45,410	Discounted cash flow	Discount rates	15.00% - 49.50% (25.50%)
			Constant default rate	2.00% - 3.00% (2.10%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	30,209	Discounted cash flow	Discount margin	6.25% - 10.00% (8.06%)
			Constant default rate	2.00% - 3.00% (2.14%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	9,754	Market approach	EBITDA multiples	6.64x - 7.75x (7.74x)
Common equity, warrants and other	75,059	Market approach	EBITDA multiples	6.00x - 15.75x (13.80x)
Common equity, warrants and other	842	Market approach	Revenue multiples	0.40x - 0.83x (0.83x)
	$367,742
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2023	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$161,211	Discounted cash flow	Discount rates	9.55% - 24.40% (12.61%)
	8,136	Market approach	EBITDA multiples	3.14x - 6.00x (3.59x)
	6,295	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)
	11,189	Market approach	Transaction Price
Second lien	36,495	Discounted cash flow	Discount rates	10.45% - 21.68% (13.29%)
	8,084	Market approach	Revenue multiples	0.40x - 1.20x (0.67x)
	3,850	Market approach	Transaction Price
Subordinated	—	Market approach	NAV liquidation(2)

Structured Finance Securities(1):
Subordinated notes	44,965	Discounted cash flow	Discount rates	16.00% - 50.00% (28.64%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	26,245	Discounted cash flow	Discount margin	7.15% - 10.60% (8.36%)
			Constant default rate	2.00% - 3.00% (2.04%)
			Recovery rate	65.00% - 65.00% (65.00%)
Subordinated notes	5,018	Market Approach	Transaction Price
Mezzanine debt	2,817	Market Approach	Transaction Price

Equity investments:
Preferred equity	13,163	Market approach	EBITDA multiples	7.50x - 8.00x (7.60x)
Preferred equity	77	Market approach	Revenue multiples	0.13x - 3.25x (3.25x)
Common equity, warrants and other(3)	70,927	Discounted cash flow	Discount rates	11.50% - 11.50% (11.50%)
		Market approach	EBITDA multiples	12.00x - 13.25x (12.63x)
Common equity, warrants and other	5,369	Market approach	EBITDA multiples	5.75x - 16.50x (9.57x)
Common equity, warrants and other	393	Market approach	Revenue multiples	0.40x - 0.70x (0.70x)
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2024 and 2023:

		Six Months Ended June 30, 2024
	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2023	$186,831	$48,429	$—	$13,240	$76,689	$79,045	$404,234
Net realized gain (loss) on investments	—	(2,391)	—	572	807	(1,914)	(2,926)
Net unrealized appreciation (depreciation) on investments	(2,896)	1,831	320	(5,190)	(1,616)	4,030	(3,521)
Amortization of Net Loan Fees	433	273	—	—	—	119	825
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	3,876	3,876
Capitalized PIK interest and dividends	359	459	—	533	—	—	1,351
Amendment fees received	(226)	—	—	—	—	—	(226)
Purchase and origination of portfolio investments	8,158	1,720	—	—	—	—	9,878
Proceeds from principal payments on portfolio investments	(3,903)	(14,069)	—	—	—	—	(17,972)
Sale and redemption of portfolio investments	—	(205)	—	(670)	(1,379)	(1,419)	(3,673)
Conversion from debt investments to equity investments	(2,669)	—	—	1,269	1,400	—	—
Proceeds from distributions received from portfolio investments	—	—	—	—	—	(8,118)	(8,118)
Transfers from Level 3 to Level 2	(10,149)	(5,837)	—	—	—	—	(15,986)
Level 3 assets, June 30, 2024	$175,938	$30,210	$320	$9,754	$75,901	$75,619	$367,742

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Six Months Ended June 30, 2023
	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$224,614	$56,199	$1,226	$8,196	$91,000	$88,518	$469,753
Net realized loss on investments	(68)	(72)	(9,210)	—	(844)	—	(10,194)
Net unrealized appreciation (depreciation) on investments	(996)	(102)	8,100	1,787	(772)	(6,671)	1,346
Amortization of Net Loan Fees	462	174	—	—	—	118	754
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	5,881	5,881
Capitalized PIK interest and dividends	456	37	—	481	—	—	974
Amendment fees received	(23)	(32)	—	—	—	—	(55)
Purchase and origination of portfolio investments	25,638	—	—	345	356	—	26,339
Proceeds from principal payments on portfolio investments	(5,431)	—	—	—	—	(6)	(5,437)
Sale and redemption of portfolio investments	(1,697)	(1,013)	—	—	—	—	(2,710)
Proceeds from distributions received from portfolio investments	—	—	—	—	(962)	(5,895)	(6,857)
Transfers from Level 3 to Level 2	(1,473)	—	—	—	—	—	(1,473)
Level 3 assets, June 30, 2023	$241,482	$55,191	$116	$10,809	$88,778	$81,945	$478,321
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2024 and 2023, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Six Months Ended June 30,
	2024	2023
Debt investments	$(1,106)	$(1,151)
Equity investments	(3,684)	80
Structured Finance Securities	2,097	(6,674)
Net unrealized depreciation on investments held	$(2,693)	$(7,745)

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
The following table sets forth carrying values and fair values of the Company’s debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	69,100	69,100	90,500	90,500
Unsecured Notes Due February 2026	123,709	118,149	123,322	116,688
Unsecured Notes Due October 2028	54,113	48,598	54,011	48,565
SBA-guaranteed debentures	—	—	31,900	30,904
Total debt	$246,922	$235,847	$299,733	$286,657
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
The following tables present the fair value measurements of the Company's debt and the level within the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	69,100	69,100
Unsecured Notes Due February 2026	—	—	118,149	118,149
Unsecured Notes Due October 2028	48,598	—	—	48,598
Total debt, at fair value	$48,598	$—	$187,249	$235,847

	December 31, 2023
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	90,500	90,500
Unsecured Notes Due February 2026	—	—	116,688	116,688
Unsecured Notes Due October 2028	48,565	—	—	48,565
SBA-guaranteed debentures	—	—	30,904	30,904
Total debt, at fair value	$48,565	$—	$238,092	$286,657
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 6. Commitments and Contingencies
The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of June 30, 2024:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$1,290
Clevertech Bidco, LLC	First Lien Debt (Revolver)	294
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	First Lien Debt (Revolver)	1,670
Flow Service Partners Management, LLC	First Lien Debt (Revolver)	509
Honor HN Buyer Inc.	First Lien Debt (Revolver)	664
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	1,165
Kreg LLC	First Lien Debt (Revolver)	1,337
Medrina LLC	First Lien Debt (Revolver)	319
Medrina LLC	First Lien Debt (Delayed Draw)	447
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	1,235
		$8,930
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2024.
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
For the three and six months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stated interest expense	$—	$329	$151	$677
Amortization of debt issuance costs	—	44	20	90
Total interest and debt financing costs	$—	$373	$171	$767
Cash paid for interest expense	$—	$—	$457	$725
Effective interest rate	—%	3.25%	3.25%	3.22%
Average outstanding balance	$—	$45,920	$10,523	$47,550
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of June 30, 2024 and December 31, 2023, OFSCC-FS had outstanding debt of $69,100 and $90,500, respectively. As of June 30, 2024, the unused commitment under the BNP Facility was $80,900.
For the three and six months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stated interest expense(1)	$1,581	$2,089	$3,446	$3,997
Amortization of debt issuance costs	95	95	190	190
Total interest and debt financing costs	$1,676	$2,184	$3,636	$4,187
Cash paid for interest expense	$1,721	$2,063	$3,603	$3,968
Effective interest rate	8.91%	8.15%	8.81%	7.89%
Average outstanding balance	$75,241	$107,147	$82,579	$106,094
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
As of June 30, 2024 and December 31, 2023, the Company had $-0- and $-0-, respectively, of outstanding debt under the Banc of California Credit Facility. As of June 30, 2024, the unused commitment under the Banc of California Credit Facility was $25,000.
For the three and six months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stated interest expense	$—	$45	$—	$111
Amortization of debt issuance costs	32	—	63	1
Total interest and debt financing costs	$32	$45	$63	$112
Cash paid for interest expense	$—	$60	$—	$111
Effective interest rate(1)	n/m	n/m	n/m	n/m
Average outstanding balance	$—	$1,775	$—	$2,220
(1) Not meaningful due to a minimal average outstanding balance relative to the size of the total commitment and the amount of unused or commitment fees incurred during the periods.
Unsecured Notes: As of June 30, 2024 and December 31, 2023, the Company had the following Unsecured Notes outstanding:
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
For the three and six months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stated interest expense	$2,165	$2,165	$4,330	$4,330
Amortization of debt issuance costs	244	244	489	489
Total interest and debt financing costs	$2,409	$2,409	$4,819	$4,819
Cash paid for interest expense	$682	$681	$4,330	$4,330
Effective interest rate	5.35%	5.35%	5.35%	5.35%
Average outstanding balance	$180,000	$180,000	$180,000	$180,000
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of June 30, 2024:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Banc of California Credit Facility(1)	$—	$—	$—	$—	$—
Unsecured Notes	180,000	—	125,000	55,000	—
BNP Facility	69,100	—	69,100	—	—
Total	$249,100	$—	$194,100	$55,000	$—
(1) As of June 30, 2024, the Banc of California Credit Facility had an outstanding balance of $-0- and is scheduled to mature on February 28, 2026.
For the three and six months ended June 30, 2024 and 2023, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average dollar borrowings	$255,241	$334,842	$273,102	$335,864
Weighted average effective interest rate	6.45%	5.99%	6.36%	5.89%

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Per share operating performance:
Net asset value per share at beginning of period	$11.08	$13.42	$12.09	$13.47
Net investment income(1)	0.26	0.38	0.67	0.75
Net realized loss on investments, net of taxes(1)	(0.32)	(0.78)	(0.26)	(0.78)
Net unrealized appreciation (depreciation) on investments, net of taxes(1)	0.83	0.25	(0.31)	0.16
Total net income (loss) from operations	0.77	(0.15)	0.10	0.13
Distributions declared	(0.34)	(0.33)	(0.68)	(0.66)
Net asset value per share at end of period	$11.51	$12.94	$11.51	$12.94

Per share market value, end of period	$8.87	$9.89	$8.87	$9.89
Total return based on market value(2)(3)	(7.2)%	(0.7)%	(18.6)%	3.9%
Total return based on net asset value(3)(4)	7.9%	(0.4)%	2.2%	2.5%
Shares outstanding at end of period	13,398,078	13,398,078	13,398,078	13,398,078
Weighted average shares outstanding	13,398,078	13,398,078	13,398,078	13,398,078
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(5)	$151,286	$176,615	$154,859	$177,884
Net asset value at end of period	$154,172	$173,422	$154,172	$173,422
Net investment income	$3,437	$5,123	$9,033	$10,073
Ratio of total expenses to average net assets(6)	20.4%	21.3%	21.1%	21.1%
Ratio of total expenses and loss on extinguishment of debt to average net assets(6)	20.4%	21.3%	21.1%	21.1%
Ratio of net investment income to average net assets(6)	9.1%	11.6%	11.7%	11.3%
Ratio of loss on extinguishment of debt to average net assets(3)	0.0%	0.0%	0.0%	0.0%
Portfolio turnover(7)	1.3%	3.3%	3.0%	5.3%
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
The following table summarizes distributions declared and paid for the six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Six Months Ended June 30, 2024
February 28, 2024	March 18, 2024	March 28, 2024	$0.34	$4,555	(1)
April 30, 2024	June 18, 2024	June 28, 2024	0.34	4,556	(1)
			$0.68	$9,111
Six Months Ended June 30, 2023
February 28, 2023	March 24, 2023	March 31, 2023	$0.33	$4,421	(1)
May 2, 2023	June 23, 2023	June 30, 2023	0.33	4,422	(1)
			$0.66	$8,843
(1) During the six months ended June 30, 2024 and 2023, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock. Accordingly, the Company purchased shares to satisfy the DRIP obligation as follows:

	Number of Shares Purchased	Average Price Paid Per Share	Total Amount Paid
Six Months Ended June 30, 2024
January 1, 2024 through March 31, 2024	8,530	$10.04	$86
April 1, 2024 through June 30, 2024	9,092	8.85	80

Six Months Ended June 30, 2023
January 1, 2023 through March 31, 2023	5,096	$10.43	$53
April 1, 2023 through June 30, 2023	5,823	10.06	59
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
During the six months ended June 30, 2024 and 2023, no shares of common stock were repurchased under the Stock Repurchase Program.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Six Months Ended June 30, 2024
Name of Portfolio Company	Investment Type (1)	Net Realized Gain	Net change in unrealized appreciation/(depreciation)	Interest	Dividends	Fees	Total Income (2)	December 31, 2023, Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2024, Fair Value (5)
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (7)	$—	$(1,444)	$—	$532	$—	$532	$10,312	$532	$(1,444)	$9,400
	Common Equity (6)	—	(271)	—	—	—	—	271	—	(271)	—
		—	(1,715)	—	532	—	532	10,583	532	(1,715)	9,400

DRS Imaging Services, LLC	Common Equity (6)	—	449	—	—	—	—	393	449	—	842

Master Cutlery, LLC	Subordinated Loan (6)	—	320	—	—	—	—	—	320	—	320
	Preferred Equity (6)	—	—	—	—	—	—	—	—	—	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		—	320	—	—	—	—	—	320	—	320

Pfanstiehl Holdings, Inc	Common Equity	—	(96)	—	547	—	547	70,927	—	(96)	70,831

TalentSmart Holdings, LLC	Common Equity (6)	—	5	—	—	—	—	1,136	5	—	1,141

TRS Services, LLC	Preferred Equity	572	(2,410)	—	1,891	—	1,891	2,507	—	(2,507)	—
	Common Equity (6)	807	(713)	—	—	—	—	1,285	—	(1,285)	—
		1,379	(3,123)	—	1,891	—	1,891	3,792	—	(3,792)	—

Total Affiliate Investments		$1,379	$(4,160)	$—	$2,970	$—	$2,970	$86,831	$1,306	$(5,603)	$82,534
(1)Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in income for the six months ended June 30, 2024.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
On July 30, 2024, the Board declared a distribution of $0.34 per share for the third quarter of 2024, payable on September 30, 2024 to stockholders of record as of September 20, 2024.

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
Overview
Key performance metrics per common share are presented below:

	June 30, 2024	March 31, 2024
Net asset value	$11.51	$11.08

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net investment income	$0.26	$0.42	$0.67	$0.75
Net increase (decrease) in net assets resulting from operations	0.77	(0.67)	0.10	0.13
Distributions paid	0.34	0.34	0.68	0.66
Our NAV per common share increased to $11.51 at June 30, 2024 from $11.08 at March 31, 2024, due to a net gain on investments of $0.51 per common share, partially offset by our quarterly distribution of $0.34 per common share, which exceeded our quarterly net investment income of $0.26 per common share.
For the quarter ended June 30, 2024, total investment income decreased to $11.2 million from $14.2 million in the prior quarter, primarily due to a decrease of $2.4 million in dividend income. For the quarter ended June 30, 2024, total interest income decreased to $10.9 million from $11.4 million in the prior quarter, primarily due to a smaller average investment portfolio size at cost. See “—Results of Operations” for additional information.
Our total outstanding debt decreased to $249.1 million at June 30, 2024 from $258.5 million at March 31, 2024, due to repayments of $9.4 million on our BNP Facility. For the quarter ended June 30, 2024, our weighted-average debt interest costs increased to 6.5% compared to 6.3% for the quarter ended March 31, 2024, primarily due to the prior quarter repayment of our SBA debentures. As of June 30, 2024, approximately 50% of our outstanding debt matures in 2027 and beyond, and 72% of our outstanding debt carries fixed interest rates and is unsecured.
For the quarter ended June 30, 2024, we recognized a net gain on investments of $6.9 million, primarily due to net unrealized appreciation of $11.3 million, partially offset by net realized losses of $4.3 million. For the quarter ended June 30, 2024, our net unrealized appreciation of $11.3 million was primarily related to net unrealized appreciation of $7.8 million on our common equity in Pfanstiehl Holdings, Inc., and net unrealized appreciation of $2.1 million on our subordinated note investment in Apex Credit CLO 2020 Ltd. As of June 30, 2024, our loan portfolio had non-accrual loans with an aggregate fair value of $18.3 million, or 4.6% of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.
As of June 30, 2024, our asset coverage ratio of 162% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of June 30, 2024, we had unused commitments of $25.0 million under our Banc of California Credit Facility, as well as $80.9 million under our BNP Facility, each of which are subject to a borrowing base and other covenants. As of June 30, 2024, we had unfunded commitments of $8.9 million to eight portfolio companies. See “—Liquidity and Capital Resources” for additional information.
On July 30, 2024, the Board declared a distribution of $0.34 per share for the third quarter of 2024, payable on September 30, 2024 to stockholders of record as of September 20, 2024.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of June 30, 2024 (dollar amounts in thousands):

Investment Type	Fair Value at June 30, 2024	Range of Fair Value
		Low-end	High-end
Debt investments:
First lien	$200,473	$195,481	$205,102
Second lien	36,089	34,995	37,713
Subordinated	320	320	320

Structured Finance Securities:
Subordinated notes	45,410	42,803	48,018
Mezzanine debt	30,209	29,643	30,775

Equity investments:
Preferred equity	9,754	7,960	11,539
Common equity, warrants and other	75,901	72,682	79,119
	$398,156	$383,884	$412,586
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1—Financial Statements—Note 3”.
•The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1—Financial Statements—Note 3”.
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

Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2024, the fair value of our debt investment portfolio totaled $236.9 million in 40 portfolio companies, of which approximately 85% and 15% were first lien and second lien debt investments, respectively. We also had equity investments in 16 portfolio companies with a fair value of approximately $85.7 million and 18 investments in Structured Finance Securities with a fair value of $75.6 million. As of June 30, 2024, we had unfunded commitments of $8.9 million to eight portfolio companies. Set forth in the tables and charts below is selected information with respect to our portfolio as of June 30, 2024 and December 31, 2023.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
OFS Capital Corporation (Parent)	$154,836	$130,076	$175,146	$143,750
SBIC I LP	60,268	114,843	60,385	121,167
OFSCC-FS	167,030	149,744	165,109	152,582
OFSCC-MB	3,312	3,493	2,890	2,788
Total investments	$385,446	$398,156	$403,530	$420,287

The following table presents our ten largest investments by portfolio company based on fair value as of June 30, 2024 (dollar amounts in thousands):

Portfolio Company	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$70,831	17.8%	45.9%
All Star Auto Lights, Inc.	Debt	27,050	27,181	6.8	17.6
Inergex Holdings, LLC	Debt	17,022	17,213	4.3	11.1
Kreg LLC	Debt	17,290	16,011	4.0	10.3
Tolemar Acquisition, Inc.	Debt	15,533	14,768	3.7	9.6
Honor HN Buyer Inc.	Debt	13,797	13,954	3.5	9.1
One GI LLC	Debt	12,639	12,251	3.1	7.9
Boca Home Care Holdings, Inc.	Debt and Equity	11,964	11,300	2.8	7.3
SSJA Bariatric Management LLC	Debt and Equity	13,462	9,710	2.4	6.3
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	Debt and Equity	18,468	9,691	2.4	6.3
Total		$147,442	$202,910	50.8%	131.4%
As of June 30, 2024, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 17.8% and 45.9% of our total portfolio at fair value and our total net assets, respectively. The value of this investment is substantially comprised of unrealized appreciation of $70.6 million.
As of June 30, 2024, approximately 5.1% and 13.3% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments or other factors underlying the valuation of these investments could have a material impact on our NAV.
Portfolio Yields
The following table presents weighted-average yield metrics for our portfolio as of June 30, 2024 and March 31, 2024:

	For the Three Months Ended
	June 30, 2024	March 31, 2024
Weighted-average performing income yield(1):
Debt investments	13.7%	12.9%
Structured Finance Securities	12.4%	13.0%
Interest-bearing investments	13.4%	13.0%

Weighted-average realized yield(2):
Interest-bearing investments	11.8%	11.6%
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
For the three months ended June 30, 2024, the weighted average performing income yield on interest-bearing investments increased primarily due to non-recurring Net Loan Fee acceleration related to the repayment of portfolio investments.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.

Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$221,995	$200,473	$220,941	$202,792
Second lien debt investments	43,633	36,089	57,848	48,521
Subordinated debt investments	4,680	320	4,680	—
Preferred equity	13,107	9,754	11,403	13,240
Common equity, warrants and other	12,365	75,901	11,537	76,689
Total Portfolio Company Investments	$295,780	$322,537	$306,409	$341,242
Number of portfolio companies	50	50	55	55
(1) As of June 30, 2024 and December 31, 2023, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $143.3 million and $132.5 million, respectively, and $141.3 million and $131.3 million, respectively.
As of June 30, 2024, approximately 100% of our loan portfolio and 59% of our total portfolio consisted of first lien and second lien loans, based on fair value. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the elevated interest and inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, the risk of recession or a shutdown of U.S. government services and related market volatility.
As of June 30, 2024, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Manufacturing (29.8%); (2) Health Care and Social Assistance (20.6%); and (3) Wholesale Trade (12.9%), totaling an aggregate of approximately 63.3% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1—Financial Statements—Note 4.”
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$59,201	$45,410	$66,774	$49,985
Mezzanine debt	30,466	30,209	30,347	29,060
Total Structured Finance Securities	$89,667	$75,619	$97,121	$79,045
Number of Structured Finance Securities	18	18	21	21
As of June 30, 2024, the amortized cost and fair value of non-performing Structured Finance Securities was $3.5 million and $1.7 million, respectively. Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital.
During the three and six months ended June 30, 2024, we sold subordinated note securities for net proceeds of $1.4 million and recognized a net realized loss of $1.9 million.

Investment Activity
The following is a summary of our investment activity for the three and six months ended June 30, 2024 (dollar amounts in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Investments in debt and equity securities	$5,008	$12,347
Investments in Structured Finance Securities	—	—
Total investment purchases and originations	$5,008	$12,347

Proceeds from principal payments	$11,050	$20,904
Proceeds from investments sold or redeemed	1,624	3,673
Proceeds from distributions received from portfolio investments	4,497	8,118
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$17,171	$32,695
Non-Cash Investment Activity
During the six months ended June 30, 2024, our first lien debt investment in GoTo Group underwent a restructuring whereby our first lien debt investment was exchanged at a price equal to 77% of par for new first lien debt investments in the company. We recognized a realized loss of $0.7 million on the debt restructure corresponding to the amount forgiven upon the exchange.
During the six months ended June 30, 2024, we restructured our first lien debt investments in Avison Young to, among other things, exchange our first lien debt investments for new first lien debt investments, preferred equity and common equity. The cost of the existing first lien debt investments was ascribed to the new investments received in the exchange, and no realized loss was recognized. We also invested an incremental $0.8 million in new-issue first lien debt.
Risk Monitoring
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024. The following table shows the classification of our debt investments, excluding Structured Finance Securities, by credit risk rating as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	Debt Investments as of
	June 30, 2024			December 31, 2023
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	194,750	190,782	80.5	230,338	223,394	88.9
4 (Special Mention)	54,829	40,278	17.0	25,147	19,581	7.8
5 (Substandard)	14,113	5,461	2.3	18,772	8,136	3.2
6 (Doubtful)	6,616	361	0.2	9,212	202	0.1
7 (Loss)	—	—	—	—	—	—
	$270,308	$236,882	100.0%	$283,469	$251,313	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as income or applied to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three months ended March 31, 2024, loans to one portfolio company with an aggregate amortized cost and fair value of $13.5 million and $9.7 million, respectively, were placed on non-accrual status. For the three months ended June 30, 2024, we wrote-off our second lien debt investment in Astro One Acquisition Corporation which was on non-accrual status following a cash-out recovery payment of $0.2 million, resulting in a net realized loss of $2.4 million.
As of June 30, 2024
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	June 30, 2024
	Amortized Cost	Fair Value
First lien debt	$28,077	$15,439
Second lien debt	8,519	2,570
Subordinated debt	4,680	320
Total	$41,276	$18,329
For the three months ended June 30, 2024, no new loans were placed on non-accrual status.
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

Comparison of the three months ended June 30, 2024 and March 31, 2024 and comparison of the six months ended June 30, 2024 and 2023
Consolidated operating results for the three months ended June 30, 2024 and March 31, 2024, and the six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Investment income
Interest income:
Cash interest income	$7,931	$8,217	$16,148	$20,209
PIK interest income	492	342	834	440
Net Loan Fee amortization	562	298	860	818
Accretion of interest income on CLO subordinated notes	1,783	2,093	3,876	5,881
Other interest income	86	443	529	146
Total interest income	10,854	11,393	22,247	27,494
Dividend income:
Cash dividends	9	2,449	2,458	638
Preferred equity PIK dividends	271	262	533	481
Total dividend income	280	2,711	2,991	1,119
Fee income:
Syndication fees	—	106	106	96
Prepayment and other fees	31	23	54	100
Total fee income	31	129	160	196
Total investment income	11,165	14,233	25,398	28,809
Total expenses	7,728	8,637	16,365	18,736
Net investment income	3,437	5,596	9,033	10,073
Net gain (loss) on investments	6,891	(14,645)	(7,754)	(8,212)
Loss on extinguishment of debt	—	—	—	(19)
Net increase (decrease) in net assets resulting from operations	$10,328	$(9,049)	$1,279	$1,842
Investment Income
Comparison of the three months ended June 30, 2024 and March 31, 2024
For the three months ended June 30, 2024, total investment income decreased to $11.2 million from $14.2 million in the prior quarter, primarily due to decreases in total dividend income of $2.4 million and interest income of $0.5 million, respectively.
Interest income decreased $0.5 million during the three months ended June 30, 2024 compared to the prior quarter, primarily due to an aggregate decrease of $0.6 million in contractual cash interest and other interest income. The decrease in contractual interest income was primarily due to a smaller average investment portfolio size, at cost, as proceeds from portfolio sales and repayments were generally utilized to repay debt on our BNP Facility.
Net Loan Fee amortization increased $0.3 million during the three months ended June 30, 2024 compared to the prior quarter, primarily due to non-recurring OID acceleration related to portfolio repayments.
Dividend income decreased $2.4 million during the three months ended June 30, 2024 compared to the prior quarter, primarily due to non-recurring cash dividends received during the prior quarter.
Fee income is primarily comprised of unused fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We receive syndication fees on investments where OFS Advisor sources, structures, and arranges the lending group. For the three months ended June 30, 2024, total fee income decreased from $0.1 million to $31,000 compared to $129,000 for the prior quarter, primarily due to no syndication fees recognized during the current quarter.

Comparison of the six months ended June 30, 2024 and 2023
Total investment income for the six months ended June 30, 2024 decreased $3.4 million compared to the corresponding period in the prior year, primarily due to a decrease in total interest income of $5.2 million, partially offset by an increase in total dividend income of $1.9 million.
Expenses
Operating expenses for the three months ended June 30, 2024 and March 31, 2024, and the six months ended June 30, 2024 and 2023 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Interest expense	$4,117	$4,572	$8,689	$9,885
Base management fee	1,478	1,523	3,001	3,777
Income Incentive Fee	859	1,399	2,258	2,518
Professional fees	414	414	828	865
Administration fee	453	394	847	922
Other expenses	407	335	742	769
Total expenses	$7,728	$8,637	$16,365	$18,736
Comparison of the three months ended June 30, 2024 and March 31, 2024
Interest expense for the three months ended June 30, 2024 decreased $0.5 million compared to the prior quarter, primarily due to a decrease of $35.7 million in our average outstanding debt balances compared to the prior quarter. During the three months ended June 30, 2024, we repaid $9.4 million of the outstanding amount under the BNP Facility.
Incentive fees for the three months ended June 30, 2024 decreased $0.5 million compared to the prior quarter, primarily due to a decrease of $3.1 million in total investment income outpacing a $0.9 million decrease in total expenses.
Comparison of the six months ended June 30, 2024 and 2023
Interest expense for the six months ended June 30, 2024 decreased $1.2 million compared to the corresponding period in the prior year, primarily due to the full repayment of our SBA debentures in March 2024 and a reduction in the outstanding amount under the BNP Facility.
Base management fees for the six months ended June 30, 2024 decreased $0.8 million compared to the corresponding period in the prior year, primarily due to the decrease in the average size of the quarterly investment portfolio, at fair value, from $498.3 million to $406.3 million.
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments, inclusive of realized and unrealized gains (losses), by investment type for the three months ended June 30, 2024 and March 31, 2024, and the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Debt investments	$(3,079)	$(1,248)	$(4,331)	$(1,511)
Equity investments	8,310	(13,649)	(5,335)	144
Structured Finance Securities	1,798	315	2,113	(6,674)
Current/deferred income tax expense (or provision)	(138)	(63)	(201)	(171)
Total net gain (loss) on investments	$6,891	$(14,645)	$(7,754)	$(8,212)
Net gain (loss) on investments for the three months ended June 30, 2024 and March 31, 2024
Three months ended June 30, 2024
For the three months ended June 30, 2024, we recognized a net gain on investments of $6.9 million, primarily due to net unrealized appreciation of $11.3 million, partially offset by net realized losses of $4.3 million. For the quarter ended June 30, 2024, our net unrealized appreciation of $11.3 million primarily related to net unrealized appreciation of $7.8 million on our common equity in Pfanstiehl Holdings, Inc., and net unrealized appreciation of $2.1 million on our subordinated note investment in Apex Credit CLO 2020 Ltd.
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
Net loss on investments for the six months ended June 30, 2024 and 2023
Six months ended June 30, 2024
For the six months ended June 30, 2024, we recognized a net loss on investments of $7.8 million, comprised of net unrealized depreciation of $4.0 million and net realized losses of $3.5 million. The net loss during the period was primarily comprised of net unrealized depreciation of $5.8 million on our non-accrual debt investments offset, in part, by net unrealized appreciation of $4.0 million on our Structured Finance Securities.
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
Non-GAAP Financial Measure – Adjusted Net Investment Income
During the three months ended June 30, 2024 and March 31, 2024, and six months ended June 30, 2024 and 2023, we did not recognize a Capital Gains Fee that would require the disclosure of Adjusted Net Investment Income for these periods. For additional information on Adjusted NII, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measure—Adjusted Net Investment Income” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024.
Liquidity and Capital Resources
As of June 30, 2024, we held cash and cash equivalents of $5.6 million, which includes $2.7 million held by OFSCC-FS. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the six months ended June 30, 2024, the Parent received $5.5 million in cash distributions from OFSCC-FS.
As of June 30, 2024, we had an unused commitment of $25.0 million under our Banc of California Credit Facility, as well as an unused commitment of $80.9 million under our BNP Facility, both of which are subject to a borrowing base requirements and other covenants. As of June 30, 2024, we had unfunded commitments of $8.9 million to eight portfolio companies.
As of June 30, 2024, the aggregate amount outstanding of the senior securities issued by us was $249.1 million, for which our asset coverage was 162%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

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

	Six Months Ended June 30,
	2024	2023
Cash from net investment income(1)	$6,190	$9,117
Net (purchases and originations) / repayments and sales of portfolio investments(1)	16,472	(282)
Net cash provided by operating activities	22,662	8,835

Distributions paid to stockholders(2)	(9,111)	(8,843)
Net repayments under revolving lines of credit	(21,400)	(3,100)
Repayments of SBA debentures	(31,920)	(5,000)
Net cash used in financing activities	(62,431)	(16,943)
Net decrease in cash and cash equivalents	$(39,769)	$(8,108)
(1)    Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows. Net purchases and originations/repayments and sales of portfolio investments includes the purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable from investments purchased as reported in our statements of cash flows, as well as differences in proceeds from distributions received from Structured Finance Securities relative to accretion of interest income on Structured Finance Securities.
(2)    The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year.
Cash from net investment income
For the six months ended June 30, 2024, cash from net investment income of $6.2 million decreased $2.9 million compared to the six months ended June 30, 2023, primarily due to a decrease of $4.1 million in cash interest income.
Net (purchases and originations) / repayments and sales of portfolio investments
During the six months ended June 30, 2024, net sales and repayments of portfolio investments of $16.5 million were primarily due to $28.8 million of cash we received from principal repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities, partially offset by $12.3 million of cash we used to purchase portfolio investments. During the six months ended June 30, 2023, net purchases and originations of portfolio investments of $0.3 million were primarily due to $26.3 million of cash we used to purchase portfolio investments, partially offset by $26.0 million of cash we received from amortized cost repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities. See “—Portfolio Composition and Investment Activity—Investment Activity.”
Borrowings
SBA Debentures
SBIC I LP had an SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures. On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million and, on April 17, 2024, surrendered its license to operate as a SBIC. As of June 30, 2024 and December 31, 2023, SBIC I LP had outstanding debentures of $-0- and $31.9 million, respectively.
Banc of California Credit Facility
We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility, which is available for general corporate purposes including investment funding. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments (as defined in the BLA) and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP and the Company’s partnership interests in SBIC I LP.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of June 30, 2024, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.
As of June 30, 2024, we had $-0- outstanding and an unused commitment of $25.0 million under the Banc of California Credit Facility, subject to a borrowing base and other covenants. The Banc of California Credit Facility bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and as of June 30, 2024, the effective interest rate on the Banc of California Credit Facility was 9.25%.
On December 15, 2023, we amended the Banc of California Credit Facility to: (i) extend the maturity date from February 28, 2024 to February 28, 2026; (ii) increase the interest rate floor from 4.00% to 5.00%; and (iii) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50%.
Unsecured Notes
As of June 30, 2024 and December 31, 2023, we had $180.0 million in outstanding Unsecured Notes. The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Banc of California Credit Facility and BNP Facility.
In order to, among other things, reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase the Unsecured Notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. During the six months ended June 30, 2024, no outstanding Unsecured Notes were repurchased.
BNP Facility
On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $69.1 million was drawn as of June 30, 2024. Borrowings under the BNP Facility bear interest based on SOFR for the relevant interest period, plus an applicable spread (subject to an effective floor of 2.65%). The reinvestment period (and the ability to access the undrawn facility commitment) of the BNP Facility ends on June 20, 2025, unless extended. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. As of June 30, 2024, we were in compliance in all material respects with the applicable covenants under the BNP Facility.
As of June 30, 2024, the effective interest rate on the BNP Facility was 9.07% and the unused commitment under the facility was $80.9 million.
On a stand-alone basis, as of June 30, 2024 and December 31, 2023, OFSCC-FS held approximately $154.1 million and $158.3 million in total assets, respectively, which accounted for approximately 38% and 34% of our total consolidated assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of June 30, 2024, approximately 80% of our investments were qualifying assets.
On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%.
On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On each of May 4, 2020 and May 3, 2022, our Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, our Board extended the Stock Repurchase Program for the two-year period ending on May 22, 2026. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the six months ended June 30, 2024, we did not make any repurchases of common stock on the open market under the Stock Repurchase Program. As of June 30, 2024, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 26, 2024, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale). We have not sold any shares below net asset value pursuant to the proposal approved by our stockholders.
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

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
As of June 30, 2024, we had $5.6 million of cash and cash equivalents, as well unused commitments of $25.0 million under our Banc of California Credit Facility and $80.9 million under our BNP Facility, respectively, to meet our short-term contractual obligations, subject to contractual requirements and regulatory asset coverage requirements. As of June 30, 2024, we had $8.9 million in outstanding commitments to fund portfolio investments that can be funded with our current cash or credit facilities.
Long-term contractual obligations, such as our BNP Facility that matures in 2027 and had $69.1 million outstanding as of June 30, 2024, can be repaid by selling OFSCC-FS portfolio investments that have a fair value of $149.7 million as of June 30, 2024. The OFSCC-FS portfolio includes $37.0 million of broadly syndicated loans in larger portfolio companies that generally can be sold over a relatively short period to generate cash. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
As of June 30, 2024, we had $180.0 million of outstanding Unsecured Notes, of which $125.0 million matures on February 10, 2026. The Unsecured Notes Due February 2026 can be repaid by selling portfolio investments or by issuing additional senior securities to refinance the debt.
As of June 30, 2024, approximately 50% of our outstanding debt matures in 2027 and beyond, 72% of our outstanding debt carries fixed interest rates and is unsecured.
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
Recent Developments
On July 30, 2024, our Board declared a distribution of $0.34 per share for the third quarter of 2024, payable on September 30, 2024 to stockholders of record as of September 20, 2024.

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
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the six months ended June 30, 2024 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any potential interest rate reductions approved by the U.S. Federal Reserve, may affect both our cost of funding and the valuation of our investment portfolio. As of June 30, 2024, 92% of our loan portfolio, at fair value, bore interest at floating interest rates and contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis.
Our Unsecured Notes bear interest at fixed rates. As of June 30, 2024, our Banc of California Credit Facility and BNP Facility have floating interest rate provisions based on the applicable reference rates.
If interest rates are reduced by the U.S. Federal Reserve, the difference between the total interest income earned and the total interest expense incurred may be compressed, reducing our net income and potentially adversely affecting our operating results.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of June 30, 2024. As of June 30, 2024, 1-month and 3-month SOFR were 5.34% and 5.32%, respectively. Assuming that the interim and unaudited consolidated balance sheet as of June 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$495	$(173)	$322
50	1,142	(346)	796
75	1,788	(518)	1,270
100	2,435	(691)	1,744
125	3,082	(864)	2,218

Basis point decrease	Interest income	Interest expense	Net change
25	$(796)	$173	$(623)
50	(1,443)	346	(1097)
75	(2,090)	518	(1,572)
100	(2,737)	691	(2,046)
125	(3,384)	864	(2,520)

Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of June 30, 2024, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2024. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
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
On each of May 4, 2020 and May 3, 2022, our Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, the Board extended the Stock Repurchase Program for the two-year period ending May 22, 2026. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program. As of June 30, 2024, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
During the three months ended June 30, 2024, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Price Range of Common Stock and Distributions
The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “OFS”. The following table lists the high and low sale price for the Company’s common stock, NAV per share, and the cash distributions per share that were declared on its common stock for each fiscal quarter during the last two most recently completed fiscal years and each full fiscal quarter of the current fiscal year. The last reported sale price for our common stock on the Nasdaq Global Select Market on June 30, 2024 was $8.87 per share.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share
Period		High	Low
Fiscal 2024
Second Quarter	$11.51	$10.14	$8.42	-11.9%	-26.8%	$0.34
First Quarter	$11.08	$12.07	$9.53	8.9%	-14.0%	$0.34
Fiscal 2023
Fourth Quarter	$12.09	$12.41	$9.69	2.6%	-19.9%	$0.34
Third Quarter	$12.74	$12.44	$9.51	-2.4%	-25.4%	$0.34
Second Quarter	$12.94	$11.01	$9.10	-14.9%	-29.7%	$0.33
First Quarter	$13.42	$10.92	$9.60	-18.6%	-28.5%	$0.33
Fiscal 2022
Fourth Quarter	$13.47	$11.25	$8.03	-16.5%	-40.4%	$0.30
Third Quarter	$13.58	$11.50	$7.54	-15.3%	-44.5%	$0.29
Second Quarter	$14.57	$13.47	$9.72	-7.5%	-33.3%	$0.29
First Quarter	$15.52	$13.18	$9.40	-15.1%	-39.4%	$0.28
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2024	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer