Form 10-Q
period 2024-09-30
OFS Capital Corp
filed 2024-11-01
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of October 28, 2024 was 13,398,078.

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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate changes and elevated inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, the risk of recession or a shutdown of U.S. government services and related market volatility on our business, our portfolio companies, our industry and the global economy;
•the percentage of investments that will bear interest on a floating rate or fixed rate basis;
•the holding period of our investments;
•the impact of alternative reference rates on our business, including potential additional interest rate reductions approved by the U.S. Federal Reserve, which may impact our investment income, cost of funding and the valuation of our investments;
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities (unaudited)
(Dollar amounts in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $361,429 and $384,339, respectively)	$308,866	$333,456
Affiliate investments (amortized cost of $11,172 and $19,191, respectively)	85,868	86,831
Total investments, at fair value (amortized cost of $372,601 and $403,530, respectively)	394,734	420,287
Cash and cash equivalents	20,278	45,349
Interest receivable	1,464	2,217
Receivable for investments sold	795	—
Prepaid expenses and other assets	1,267	1,965
Total assets	$418,538	$469,818

Liabilities
Revolving lines of credit	$69,100	$90,500
Unsecured Notes (net of deferred debt issuance costs of $1,933 and $2,667, respectively)	178,067	177,333
SBA debentures (net of deferred debt issuance costs of $0 and $20, respectively)	—	31,900
Interest payable	1,739	3,712
Payable to adviser and affiliates (Note 3)	2,936	3,556
Payable for investments purchased	14,680	—
Other liabilities	711	813
Total liabilities	$267,233	$307,814

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	134	134
Paid-in capital in excess of par	184,841	184,841
Total accumulated losses	(33,670)	(22,971)
Total net assets	151,305	162,004

Total liabilities and net assets	$418,538	$469,818

Number of common shares outstanding	13,398,078	13,398,078
Net asset value per share	$11.29	$12.09

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income
Interest income:
Non-control/non-affiliate investments	$10,264	$14,121	$31,677	$41,175
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	349	170	1,183	610
Affiliate investments	279	324	812	804
Total payment-in-kind interest and dividend income	628	494	1,995	1,414
Dividend income:
Non-control/non-affiliate investments	11	10	32	19
Affiliate investments	—	—	2,437	630
Total dividend income	11	10	2,469	649
Fee income:
Non-control/non-affiliate investments	15	26	175	222
Total investment income	10,918	14,651	36,316	43,460
Expenses
Interest expense	4,022	4,913	12,711	14,798
Base management fee	1,472	1,796	4,473	5,573
Income Incentive Fee	901	1,348	3,159	3,866
Professional fees	391	397	1,219	1,262
Administration fee	337	380	1,184	1,302
Other expenses	192	427	934	1,196
Total expenses	7,315	9,261	23,680	27,997
Net investment income	3,603	5,390	12,636	15,463
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(3,221)	—	(8,106)	275
Net realized loss on affiliate investments	(7,885)	—	(6,506)	—
Net realized loss on control investments	—	—	—	(10,516)
Income tax (expense) benefit on net realized gains on investments	(10)	117	(10)	(54)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	(1,794)	1,405	(1,681)	(4,328)
Net unrealized appreciation (depreciation) on affiliate investments	11,217	(4,917)	7,057	(6,040)
Net unrealized appreciation on control investment	—	—	—	9,056
Deferred tax expense on net unrealized appreciation	(222)	—	(423)	—
Net loss on investments	(1,915)	(3,395)	(9,669)	(11,607)
Loss on extinguishment of debt	—	(194)	—	(213)
Net increase in net assets resulting from operations	$1,688	$1,801	$2,967	$3,643

Net investment income per common share – basic and diluted	$0.27	$0.40	$0.94	$1.15
Net increase in net assets resulting from operations per common share – basic and diluted	$0.12	$0.14	$0.22	$0.27
Distributions declared per common share	$0.34	$0.34	$1.02	$1.00
Basic and diluted weighted-average common shares outstanding	13,398,078	13,398,078	13,398,078	13,398,078
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total accumulated losses	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2022	—	$—	13,398,078	$134	$184,841	$(4,552)	$180,423
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	15,463	15,463
Net realized loss on investments, net of taxes	—	—	—	—	—	(10,295)	(10,295)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(1,312)	(1,312)
Loss on extinguishment of debt	—	—	—	—	—	(213)	(213)
Dividends declared	—	—	—	—	—	(13,398)	(13,398)
Net decrease for the nine month period ended September 30, 2023	—	—	—	—	—	(9,755)	(9,755)
Balances at September 30, 2023	—	$—	13,398,078	$134	$184,841	$(14,307)	$170,668

Balances at June 30, 2023	—	$—	13,398,078	$134	$184,841	$(11,553)	$173,422
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	5,390	5,390
Income tax benefit on net realized investment gains	—	—	—	—	—	117	117
Loss on extinguishment of debt	—	—	—	—	—	(194)	(194)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(3,512)	(3,512)
Dividend declared	—	—	—	—	—	(4,555)	(4,555)
Net decrease for the three month period ended September 30, 2023	—	—	—	—	—	(2,754)	(2,754)
Balances at September 30, 2023	—	$—	13,398,078	$134	$184,841	$(14,307)	$170,668

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total accumulated losses	Total net assets
	Number of shares	Par value	Number of shares	Par value

Balances at December 31, 2023	—	$—	13,398,078	$134	$184,841	$(22,971)	$162,004
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	12,636	12,636
Net realized loss on investments, net of taxes	—	—	—	—	—	(14,622)	(14,622)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	4,953	4,953
Dividends declared	—	—	—	—	—	(13,666)	(13,666)
Net decrease for the nine month period ended September 30, 2024	—	—	—	—	—	(10,699)	(10,699)
Balances at September 30, 2024	—	$—	13,398,078	$134	$184,841	$(33,670)	$151,305

Balances at June 30, 2024	—	$—	13,398,078	$134	$184,841	$(30,803)	$154,172
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,603	3,603
Net realized loss on investments, net of taxes	—	—	—	—	—	(11,116)	(11,116)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	9,201	9,201
Dividend declared	—	—	—	—	—	(4,555)	(4,555)
Net decrease for the three month period ended September 30, 2024	—	—	—	—	—	(2,867)	(2,867)
Balances at September 30, 2024	—	$—	13,398,078	$134	$184,841	$(33,670)	$151,305

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$2,967	$3,643
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments	14,612	10,241
Income tax expense on net realized investment gains	10	54
Loss on extinguishment of debt	—	213
Net unrealized (appreciation) depreciation on investments, net of taxes	(4,953)	1,312
Amortization of Net Loan Fees	(1,296)	(1,238)
Amendment fees collected	246	166
Payment-in-kind interest and dividend income	(1,995)	(1,491)
Accretion of interest income on Structured Finance Securities	(6,039)	(8,534)
Amortization of deferred debt issuance costs	1,134	1,153
Amortization of intangible asset	69	306
Purchase and origination of portfolio investments	(60,748)	(34,721)
Proceeds from principal payments on portfolio investments	52,707	48,207
Proceeds from sale or redemption of portfolio investments	22,242	18,803
Proceeds from distributions received from portfolio investments	11,053	10,610
Changes in operating assets and liabilities:
Interest receivable	753	423
Interest payable	(1,973)	(1,957)
Payable to adviser and affiliates	(620)	(112)
Receivable for investments sold	(795)	—
Payable for investments purchased	14,680	—
Other assets and liabilities	(139)	(75)
Net cash provided by operating activities	41,915	47,003

Cash flows from financing activities
Distributions paid to common stockholders	(13,666)	(13,398)
Borrowings under revolving lines of credit	3,000	24,650
Repayments under revolving lines of credit	(24,400)	(38,250)
Repayments of SBA debentures	(31,920)	(19,000)
Net cash used in financing activities	(66,986)	(45,998)
Net increase (decrease) in cash and cash equivalents	(25,071)	1,005
Cash and cash equivalents
Beginning of period	45,349	14,937
End of period	$20,278	$15,942

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13,550	$15,602
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		11.21%	SOFR+	6.00%	1/28/2022	11/16/2027	$8,754	$8,720	$8,490	5.7%

Advantage Sales & Marketing Inc. (F/K/A Karman Buyer Corp) (14) (15)	Advertising Agencies
First Lien Debt		9.83%	SOFR+	4.25%	3/2/2022	10/28/2027	2,240	2,222	2,181	1.4

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
First Lien Debt		10.53%	SOFR+	5.25%	7/22/2022	7/22/2027	1,965	1,937	1,961	1.3
First Lien Debt		10.50%	SOFR+	5.25%	7/31/2023	7/22/2027	46	45	46	—
							2,011	1,982	2,007	1.3
Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
First Lien Debt		10.25%	SOFR+	5.50%	3/2/2021	2/10/2027	3,700	3,698	2,425	1.6

Asurion, LLC (14)	Communication Equipment Repair and Maintenance
Second Lien Debt		10.21%	SOFR+	5.25%	8/20/2024	1/31/2028	7,000	6,581	6,591	4.5

Avison Young (15) (16)	Nonresidential Property Managers
First Lien Debt		6.71% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	1,539	1,539	1,328	0.9
First Lien Debt (6) (10)		6.71% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	518	483	62	—
Common Equity (1,185 Class B units) (10) (13)					3/12/2024			1,400	—	—
Preferred Equity (1,715 Class A units) 12.5% PIK (10) (13)					3/12/2024			1,269	—	—
							2,057	4,691	1,390	0.9
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.37%	SOFR+	8.50%	6/10/2021	6/11/2028	4,962	4,923	4,580	3.0
Second Lien Debt		13.37%	SOFR+	8.50%	6/10/2021	6/11/2028	3,988	3,955	3,681	2.4
							8,950	8,878	8,261	5.4
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		12.21%	SOFR+	7.25%	2/2/2022	6/8/2029	3,667	3,392	3,443	2.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Blackhawk Network Holdings, Inc. (14)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt		9.59%	SOFR+	5.00%	8/21/2024	3/12/2029	$2,000	$2,015	$2,011	1.3%

Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		11.45%	SOFR+	6.50%	2/25/2022	2/25/2027	9,860	9,792	9,801	6.6
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(7)	(8)	—
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	863	0.6
Preferred Equity (3,446 Class A Units) 12.0% cash / 2.0% PIK					3/3/2023			345	356	0.2
							9,860	11,420	11,012	7.4
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		11.50%	SOFR+	6.75%	11/3/2023	12/30/2027	3,174	3,099	3,139	2.1
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(7)	(3)	—
							3,174	3,092	3,136	2.1
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	64	—

Convergint Technologies Holdings, LLC (14)	Security Systems Services (except Locksmiths)
Second Lien Debt		11.71%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,874	5,601	3.7

Creation Technologies (15) (16)	Bare Printed Circuit Board Manufacturing
First Lien Debt		11.08%	SOFR+	5.50%	9/24/2021	10/5/2028	1,955	1,946	1,875	1.2

Diamond Sports Group, LLC (6) (10) (14) (15)	Television Broadcasting
Second Lien Debt		10.31%	SOFR+	5.25%	11/19/2019	8/24/2026	1,935	1,935	24	—

East West Manufacturing (15)	Fluid Power Pump and Motor Manufacturing
First Lien Debt		11.00%	SOFR+	5.75%	2/11/2022	12/22/2028	1,915	1,903	1,915	1.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Envocore Holding, LLC (F/K/A LRI Holding, LLC) (19)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2025	$6,263	$6,263	$6,263	4.1%
First Lien Debt (Revolver) (5)		7.50%	N/A		11/29/2021	12/31/2025	899	899	899	0.6
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	8,460	6,584	2,769	1.8
Equity Participation Rights (10) (17)					12/31/2021			4,722	—	—
							15,622	18,468	9,931	6.5
Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	12/31/2025	5,639	5,599	4,479	3.0

First Brands Group, LLC (14) (15)	Other Motor Vehicle Parts Manufacturing
First Lien Debt		10.51%	SOFR+	5.00%	8/23/2024	3/30/2027	3,355	3,309	3,325	2.2
First Lien Debt		10.51%	SOFR+	5.00%	8/26/2024	3/30/2027	1,635	1,615	1,621	1.1
							4,990	4,924	4,946	3.3
Flow Service Partners Management, LLC	Plumbing, Heating & Air-Conditioning Contractor
First Lien Debt (15)		11.25%	SOFR+	6.50%	2/28/2024	2/28/2029	3,474	3,443	3,387	2.2
First Lien Debt (15)		11.25%	SOFR+	6.50%	2/28/2024	2/28/2029	632	626	616	0.4
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/28/2024	2/28/2029	—	(6)	(16)	—
							4,106	4,063	3,987	2.6
GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		9.97%	SOFR+	4.75%	3/26/2021	4/28/2028	938	938	780	0.5
First Lien Debt		9.97%	SOFR+	4.75%	3/26/2021	4/30/2028	1,296	1,295	454	0.3
							2,234	2,233	1,234	0.8
Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.45%	SOFR+	6.75%	7/20/2022	8/1/2029	9,870	9,654	9,763	6.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.50%	SOFR+	5.75%	10/15/2021	10/15/2027	$6,417	$6,352	$6,417	4.2%
First Lien Debt (15)		10.50%	SOFR+	5.75%	10/15/2021	10/15/2027	4,058	4,010	4,058	2.7
First Lien Debt (Revolver) (5)		12.75%	Prime+	4.75%	10/15/2021	10/15/2027	95	87	95	0.1
First Lien Debt (Delayed Draw) (5) (15)		10.50%	SOFR+	5.75%	3/31/2023	10/15/2027	3,350	3,324	3,350	2.2
							13,920	13,773	13,920	9.2
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.15%	SOFR+	6.75%	1/27/2022	3/2/2029	2,683	2,683	2,683	1.8

Inergex Holdings, LLC (11)	Other Computer Related Services
First Lien Debt		11.75% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	14,826	14,682	14,752	9.7
First Lien Debt (Revolver)		11.75% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	2,344	2,344	2,332	1.5
							17,170	17,026	17,084	11.2
Ivanti Software, Inc. (14) (15)	Software Publishers
First Lien Debt		9.83%	SOFR+	4.25%	3/26/2021	12/1/2027	2,910	2,916	2,481	1.6

JP Intermediate B, LLC (6) (15)	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		11.01%	SOFR+	5.50%	1/14/2021	11/20/2027	4,638	4,491	2,390	1.6

Kreg LLC	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		9.00% cash / 2.50% PIK	SOFR+	4.25%	12/20/2021	12/20/2026	17,470	17,415	16,160	10.7
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	12/20/2021	12/20/2026	—	(4)	(100)	(0.1)
							17,470	17,411	16,060	10.6
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		11.32%	SOFR+	6.00%	10/20/2023	10/20/2029	2,217	2,171	2,239	1.5
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(2)	4	—
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(7)	—	—
							2,217	2,162	2,243	1.5
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		11.12% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,744	2,719	2,629	1.7

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Nielsen Consumer Inc. (14)	Marketing Research and Public Opinion Polling
First Lien Debt		9.34%	SOFR+	4.75%	8/20/2024	3/6/2028	$7,000	$6,965	$6,988	4.6%

One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		11.70%	SOFR+	6.75%	12/13/2021	12/22/2025	7,375	7,329	7,161	4.7
First Lien Debt (15)		11.70%	SOFR+	6.75%	12/13/2021	12/22/2025	3,887	3,861	3,774	2.5
First Lien Debt (Revolver)		11.96%	SOFR+	6.75%	12/13/2021	12/22/2025	1,444	1,436	1,403	0.9
							12,706	12,626	12,338	8.1
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2025	16,648	14,113	6,210	4.1

PM Acquisition LLC (10) (20)	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			499	925	0.6

Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt (14)		10.26%	SOFR+	4.75%	4/16/2021	4/27/2028	1,715	1,710	1,320	0.9
Second Lien Debt		13.26%	SOFR+	7.75%	4/16/2021	4/27/2029	4,450	4,413	3,386	2.2
							6,165	6,123	4,706	3.1
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,720	1.1

RumbleOn, Inc. (15) (16)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		14.27% cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	2,599	2,529	2,414	1.6
First Lien Debt (11)		14.27% cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	784	774	729	0.5
Warrants (warrants to purchase up to $218,000 in common stock) (10)					8/31/2021	8/14/2028 (12)		200	22	—
							3,383	3,503	3,165	2.1
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		8.45%	SOFR+	3.50%	3/25/2021	4/3/2028	$1,790	$1,780	$1,617	1.1%

SSJA Bariatric Management LLC (10) (15)	Offices of Physicians and Mental Health Specialists
First Lien Debt (6)		10.00% PIK	SOFR+	5.25%	8/26/2019	4/30/2025	10,383	9,563	6,867	4.5
First Lien Debt (6)		10.00% PIK	SOFR+	5.25%	12/31/2020	4/30/2025	1,122	1,033	742	0.5
First Lien Debt (6)		10.00% PIK	SOFR+	5.25%	12/8/2021	4/30/2025	2,827	2,600	1,869	1.2
First Lien Debt (Revolver) (6)		10.00% PIK	SOFR+	5.25%	8/26/2019	4/30/2025	290	266	192	0.1
Common Equity (867591 Class F units) (13)					4/10/2024			—	—	—
							14,622	13,462	9,670	6.3
SS Acquisition, LLC (8) (15)	Sports and Recreation Instruction
First Lien Debt		12.31%	SOFR+	6.72%	12/30/2021	12/30/2026	3,042	3,028	3,042	2.0
First Lien Debt		13.00%	SOFR+	7.40%	12/30/2021	12/30/2026	1,460	1,452	1,460	1.0
							4,502	4,480	4,502	3.0
Staples, Inc. (14) (15) (16)	Business to Business Electronic Markets
First Lien Debt		10.69%	SOFR+	5.75%	5/23/2024	9/4/2029	2,571	2,474	2,343	1.5

Tenneco Inc. (14)	Other Motor Vehicle Parts Manufacturing
First Lien Debt		10.23%	SOFR+	5.00%	8/21/2024	11/17/2028	3,000	2,883	2,857	1.9

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		10.95% cash / 1.00% PIK	SOFR+	6.00%	10/14/2021	10/14/2026	15,302	15,240	14,537	9.6
First Lien Debt (Revolver) (5)		11.20%	SOFR+	6.00%	10/14/2021	10/14/2026	875	869	798	0.5
							16,177	16,109	15,335	10.1
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		14.01%	SOFR+	8.50%	5/13/2021	11/2/2028	4,500	4,577	4,334	2.9

United Biologics Holdings, LLC (10) (13)	Medical Laboratories
Preferred Equity (151,787 units)					4/16/2013			9	—	—

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Wellful Inc. (F/K/A KNS Acquisition Corp.) (14) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		11.21%	SOFR+	6.25%	4/16/2021	4/21/2027	$6,475	$6,456	$4,071	2.7%

Total Debt and Equity Investments - Non-control/Non-affiliate Investments							$270,908	$273,893	$235,038	155.3%

Structured Finance Securities (16)
Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		17.92%	N/A		11/16/2020	10/20/2031	$11,080	$9,870	$8,027	5.3%

Apex Credit CLO 2021 Ltd (7) (9)
Subordinated Notes		20.93%	N/A		5/28/2021	7/18/2034	8,630	6,547	5,475	3.6

Apex Credit CLO 2022-1 Ltd. (7) (9)
Subordinated Notes		13.10%	N/A		4/28/2022	4/22/2033	10,726	8,896	6,594	4.4

Battalion CLO XI, Ltd.
Mezzanine Debt - Class E		12.39%	SOFR+	6.85%	4/25/2022	4/24/2034	6,000	5,965	5,594	3.7

Brightwood Capital MM CLO 2023-1A, Ltd.
Mezzanine Debt - Class D		11.76%	SOFR+	6.46%	9/28/2023	10/15/2035	915	892	936	0.6
Mezzanine Debt - Class E		15.66%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,956	2,184	1.4
Subordinated Notes (7) (9)		13.26%	N/A		9/28/2023	10/15/2035	5,494	4,951	4,472	3.0
							8,542	7,799	7,592	5.0
Canyon CLO 2019-1, Ltd. (7) (9)
Subordinated Notes		20.29%	N/A		8/22/2024	7/15/2037	18,453	9,332	9,563	6.3

Dryden 76 CLO, Ltd. (7) (9)
Subordinated Notes		11.65%	N/A		9/27/2019	10/20/2034	5,352	3,203	2,384	1.6

ICG US CLO 2021-3, Ltd. (7) (9)
Subordinated Notes		28.39%	N/A		8/8/2024	10/20/2034	16,750	8,319	8,466	5.6

Madison Park Funding XXIII, Ltd. (7) (9)
Subordinated Notes		12.97%	N/A		1/8/2020	7/27/2047	10,000	4,772	4,607	3.0

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Madison Park Funding XXIX, Ltd. (7) (9)
Subordinated Notes		8.09%	N/A		12/22/2020	10/18/2047	$9,500	$5,125	$4,118	2.7%

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		13.88%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	973	1,004	0.7

Octagon Investment Partners 39, Ltd. (4) (7) (9)
Subordinated Notes		0.00%	N/A		1/23/2020	10/20/2030	7,000	3,193	1,224	0.8

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine Debt - Class E		12.84%	SOFR+	7.30%	1/26/2021	1/20/2034	1,000	985	998	0.7

Regatta XXII Funding Ltd
Mezzanine Debt - Class E		12.47%	SOFR+	7.19%	5/6/2022	7/20/2035	3,000	2,980	3,014	2.0

THL Credit Wind River 2019‐3 CLO Ltd (7) (9)
Subordinated Notes		0.46%	N/A		4/5/2019	4/15/2031	7,000	4,163	1,782	1.2

Trinitas CLO VIII, Ltd. (4) (7) (9)
Subordinated Notes		0.00%	N/A		3/4/2021	7/20/2117	5,200	2,464	724	0.5

Venture 45 CLO Ltd.
Mezzanine Debt - Class E		12.98%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,950	2,662	1.8

Total Structured Finance Securities							$132,233	$87,536	$73,828	48.9%

Total Non-control/Non-affiliate Investments							$403,141	$361,429	$308,866	204.2%
Affiliate Investments
Contract Datascan Holdings, Inc. (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			$8,121	$9,652	6.4%
Common Equity (11,273 shares) (10)					6/28/2016			104	—	—
								8,225	9,652	6.4
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	969	0.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pfanstiehl Holdings, Inc. (20) (21)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			$217	$73,666	48.7%

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	1,581	1.0

Total Affiliate Investments							$11,172	$85,868	56.7%

Total Investments						$403,141	$372,601	$394,734	260.9%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)As of September 30, 2024, the Company held loans with an aggregate fair value of $210,465, or 91% of the total loan portfolio, that bore interest at a variable rate indexed to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of September 30, 2024. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted in footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)As of September 30, 2024, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security's anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security's then-current amortized cost.
(5)Subject to unfunded commitments. See Note 6.
(6)Investment was on non-accrual status as of September 30, 2024, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)The Company entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2024:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	12.31%	11.83%	0.48%
SS Acquisition, LLC	13.00%	11.83%	1.17%
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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2024
(Dollar amounts in thousands)

(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2024:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	First Lien Debt	0% to 2.00%	11.75% to 13.75%	2.00%
Inergex Holdings, LLC	First Lien Debt (Revolver)	0% to 2.00%	11.75% to 13.75%	2.00%
Kreg, LLC	First Lien Debt	0% to 2.00%	9.00% to 11.00%	2.00%
RumbleOn, Inc.	First Lien Debt	0% to 1.50%	14.27% to 15.77%	1.50%
RumbleOn, Inc.	First Lien Debt	0% to 1.50%	14.27% to 15.77%	1.50%
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
(16)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of September 30, 2024, approximately 81% of the Company's assets were qualifying assets.
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
(21)Portfolio company represents greater than 5% of total assets as of September 30, 2024.

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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Wellful Inc. (F/K/A KNS Acquisition Corp.) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		11.72%	SOFR+	6.25%	4/16/2021	4/21/2027	$6,606	$6,581	$6,313	3.9%

Total Debt and Equity Investments							$285,417	$287,218	$254,411	157.0%

Structured Finance Securities (21)
Apex Credit CLO 2020 Ltd. (9) (16)
Subordinated Notes		14.89%	N/A		11/16/2020	10/20/2031	$11,080	$10,191	$7,031	4.3%

Apex Credit CLO 2021 Ltd (9) (16)
Subordinated Notes		21.61%	N/A		5/28/2021	7/18/2034	8,630	6,977	5,711	3.5

Apex Credit CLO 2022-1 Ltd. (9) (16)
Subordinated Notes		17.30%	N/A		4/28/2022	4/22/2033	10,726	8,858	6,961	4.3

Ares L CLO Ltd.
Mezzanine Debt - Class E		11.31%	SOFR+	5.65%	2/17/2022	1/15/2032	6,000	5,832	5,474	3.4

Barings CLO 2019-I Ltd.
Mezzanine Debt - Class E		12.52%	SOFR+	6.86%	2/23/2022	4/15/2035	8,000	7,918	7,725	4.8

Battalion CLO XI, Ltd.
Mezzanine Debt - Class E		12.51%	SOFR+	6.85%	4/24/2022	4/24/2034	6,000	5,918	5,511	3.4

Brightwood Capital MM CLO 2023-1A, Ltd.
Mezzanine Debt - Class D		11.85%	SOFR+	6.46%	9/28/2023	10/15/2035	915	888	888	0.5
Mezzanine Debt - Class E		15.75%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,929	1,929	1.2
Subordinated Notes (9) (16)		14.56%	N/A		9/28/2023	10/15/2035	5,494	5,018	5,018	3.1
							8,542	7,835	7,835	4.8

Dryden 53 CLO, LTD. (9) (16)
Subordinated Notes - Income		8.04%	N/A		10/26/2020	1/15/2031	2,700	1,280	622	0.3
Subordinated Notes		7.00%	N/A		10/26/2020	1/15/2031	2,159	1,046	497	0.3
							4,859	2,326	1,119	0.7

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

Trinitas CLO VIII, Ltd. (9) (16)
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses, losses on extinguishment of debt, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through September 30, 2024, the Company has not made a Capital Gains Fee payment.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of September 30, 2024 and December 31, 2023, there were no accrued Capital Gains Fees.
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
Equity Ownership: As of September 30, 2024, affiliates of OFS Advisor held approximately 3,022,183 shares of common stock, which is approximately 22.6% of the Company’s outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and nine months ended September 30, 2024 and 2023 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Base management fee	$1,472	$1,796	$4,473	$5,573
Income Incentive Fee	901	1,348	3,159	3,866
Administration fee	337	380	1,184	1,302
Distributions paid to affiliates	1,028	1,027	3,083	3,021
Note 4. Investments
As of September 30, 2024, the Company had loans to 42 portfolio companies, of which approximately 82% were first lien debt investments and 18% were second lien debt investments, at fair value. The Company also had equity investments in 15 portfolio companies and 17 investments in Structured Finance Securities. As of September 30, 2024, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$212,280	56.9%	140.3%	$189,516	48.1%	125.2%
Second lien debt investments	50,516	13.6	33.4	41,571	10.5	27.5
Preferred equity	9,904	2.7	6.5	10,009	2.5	6.6
Common equity, warrants and other(2)	12,365	3.3	8.2	79,810	20.2	52.7
Total Portfolio Company Investments	285,065	76.5	188.4	320,906	81.3	212.0
Structured Finance Securities	87,536	23.5	57.9	73,828	18.7	48.9
Total investments	$372,601	100.0%	246.3%	$394,734	100.0%	260.9%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $119,680 and $109,405, respectively.
(2)    Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in US dollars. As of September 30, 2024 and December 31, 2023, the Company’s investment portfolio was domiciled as follows:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$280,374	$319,516	$301,749	$339,964
Canada(1)	4,691	1,390	4,660	1,278
Cayman Islands(1)(2)	79,737	66,236	89,286	71,210
Jersey(1)(2)	7,799	7,592	7,835	7,835
Total investments	$372,601	$394,734	$403,530	$420,287
(1) Represents non-qualifying assets under Section 55(a) of the 1940 Act.
(2)    Investments domiciled in the Cayman Islands and Jersey represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of September 30, 2024, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$22,050	5.8%	14.6%	$21,055	5.3%	13.8%
Construction	24,311	6.6	16.1	15,535	3.9	10.3
Education Services	6,075	1.6	4.1	6,083	1.5	4.0
Finance and Insurance	3,092	0.8	2.0	3,136	0.8	2.1
Health Care and Social Assistance	72,714	19.6	48.1	65,645	16.6	43.4
Information	26,030	7.0	17.2	15,063	3.8	10.0
Management of Companies and Enterprises	12,626	3.4	8.3	12,338	3.1	8.2
Manufacturing	35,377	9.4	23.2	107,202	27.3	70.9
Other Services (except Public Administration)	6,581	1.8	4.3	6,591	1.7	4.4
Professional, Scientific, and Technical Services	28,195	7.6	18.7	28,260	7.2	18.6
Public Administration	703	0.2	0.5	64	—	—
Real Estate and Rental and Leasing	12,916	3.5	8.5	11,042	2.8	7.3
Retail Trade	16,609	4.4	11.0	14,759	3.7	9.8
Wholesale Trade	17,786	4.8	11.8	14,133	3.6	9.2
Total Portfolio Company Investments	$285,065	76.5%	188.4%	$320,906	81.3%	212.0%
Structured Finance Securities	87,536	23.5	57.9	73,828	18.7	48.9
Total investments	$372,601	100.0%	246.3%	$394,734	100.0%	260.9%
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
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three months ended September 30, 2024, one loan with an amortized cost and fair value of $4,491 and $2,390, respectively, was placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of September 30, 2024 was $41,068 and $21,125, respectively, and as of December 31, 2023 was $34,568 and $12,140, respectively.
Portfolio Concentration: The following table presents the Company’s portfolio companies based on fair value that comprise greater than 10% of the Company’s total net assets as of September 30, 2024:

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Pfanstiehl Holdings, Inc.	Common Equity	Manufacturing	$217	$73,666	18.7%	48.7%
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	17,026	17,084	4.3	11.3
Kreg LLC	First Lien Debt	Health Care and Social Assistance	17,411	16,060	4.1	10.6
Tolemar Acquisition, Inc.	First Lien Debt	Motorcycle, Bicycle, and Parts Manufacturing	16,109	15,335	3.9	10.1
As of September 30, 2024, approximately 5.1% and 13.3% of the Company’s total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Transfers from Level 2 to Level 3	$—	$—	$—	$—
Transfers from Level 3 to Level 2	—	5,957	19,435	7,491
Transfers between levels during the reporting periods were due to the availability of reliable Indicative Prices in those periods. The Company classifies loan investments as Level 2 when sufficient Indicative Prices are available, and the depth of the market is sufficient, in management's judgment, to transact at those prices in amounts approximating the Company’s investment position at the measurement date.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate changes and elevated inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, the risk of recession or a shutdown of U.S. government services and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our investment income, cost of funding and the valuation of our investment portfolio.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

Security	Level 1	Level 2	Level 3	Fair Value as of September 30, 2024
Debt investments	$—	$56,453	$174,634	$231,087
Equity investments	—	—	89,819	89,819
Structured Finance Securities	—	—	73,828	73,828
	$—	$56,453	$338,281	$394,734

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2023
Debt investments	$—	$16,053	$235,260	$251,313
Equity investments	—	—	89,929	89,929
Structured Finance Securities	—	—	79,045	79,045
	$—	$16,053	$404,234	$420,287

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables provides the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of September 30, 2024 and December 31, 2023. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value as of September 30, 2024	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$119,785	Discounted cash flow	Discount rates	8.55% - 17.91% (12.41%)
	15,942	Market approach	EBITDA multiples	3.00x - 7.50x (5.75x)
	9,552	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)
Second lien	22,107	Discounted cash flow	Discount rates	13.07% - 19.50% (15.45%)
	7,248	Market approach	Revenue multiples	0.40x - 0.93x (0.72x)

Structured Finance Securities(1):
Subordinated notes	57,437	Discounted cash flow	Discount rates	14.00% - 33.50% (23.08%)
			Constant default rate	2.00% - 3.00% (2.08%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	16,391	Discounted cash flow	Discount margin	6.00% - 10.10% (8.53%)
			Constant default rate	2.00% - 3.00% (2.25%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	10,009	Market approach	EBITDA multiples	7.16x - 8.50x (8.46x)
Preferred equity	—	Market approach	Revenue multiples	0.40x - 0.40x - 0.40x
Common equity, warrants and other	79,810	Market approach	EBITDA multiples	6.00x - 15.75x (13.89x)
	$338,281
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2024 and 2023:

		Nine Months Ended September 30, 2024
	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2023	$186,831	$48,429	$—	$13,240	$76,689	$79,045	$404,234
Net realized gain (loss) on investments	(1,680)	(2,391)	(4,376)	(2,911)	807	(3,537)	(14,088)
Net unrealized appreciation (depreciation) on investments	(3,398)	440	4,680	(1,731)	2,293	4,369	6,653
Amortization of Net Loan Fees	750	325	—	—	—	167	1,242
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	6,039	6,039
Capitalized PIK interest and dividends	476	707	—	812	—	—	1,995
Amendment fees received	(246)	—	—	—	—	—	(246)
Purchase and origination of portfolio investments	15,210	1,720	—	—	—	17,982	34,912
Proceeds from principal payments on portfolio investments	(35,357)	(14,069)	(304)	—	—	—	(49,730)
Sale and redemption of portfolio investments	(804)	(205)	—	(670)	(1,379)	(19,184)	(22,242)
Conversion from debt investments to equity investments	(2,669)	—	—	1,269	1,400	—	—
Proceeds from distributions received from portfolio investments	—	—	—	—	—	(11,053)	(11,053)
Transfers from Level 3 to Level 2	(13,834)	(5,601)	—	—	—	—	(19,435)
Level 3 assets, September 30, 2024	$145,279	$29,355	$—	$10,009	$79,810	$73,828	$338,281

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Nine Months Ended September 30, 2023
	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$224,614	$56,199	$1,226	$8,196	$91,000	$88,518	$469,753
Net realized loss on investments	(68)	(72)	(9,210)	—	(6,642)	—	(15,992)
Net unrealized appreciation (depreciation) on investments	(2,312)	(798)	8,084	2,461	(844)	(3,416)	3,175
Amortization of Net Loan Fees	781	213	—	—	—	170	1,164
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	8,534	8,534
Capitalized PIK interest and dividends	649	38	—	804	—	—	1,491
Amendment fees received	(134)	(32)	—	—	—	—	(166)
Purchase and origination of portfolio investments	26,378	—	—	345	356	7,642	34,721
Proceeds from principal payments on portfolio investments	(37,777)	—	—	—	—	(8,511)	(46,288)
Sale and redemption of portfolio investments	(1,697)	(1,013)	—	—	—	—	(2,710)
Proceeds from distributions received from portfolio investments	—	—	—	—	(962)	(9,648)	(10,610)
Transfers from Level 3 to Level 2	(7,491)	—	—	—	—	—	(7,491)
Level 3 assets, September 30, 2023	$202,943	$54,535	$100	$11,806	$82,908	$83,289	$435,581
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2024 and 2023, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Nine Months Ended September 30,
	2024	2023
Debt investments	$(6,223)	$(4,147)
Equity investments	200	(5,116)
Structured Finance Securities	562	(3,622)
Net unrealized depreciation on investments held	$(5,461)	$(12,885)

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
The following table sets forth carrying values and fair values of the Company’s debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility(2)	$—	$—	$—	$—
BNP Facility	69,100	69,100	90,500	90,500
Unsecured Notes Due February 2026	123,903	120,473	123,322	116,688
Unsecured Notes Due October 2028	54,164	49,346	54,011	48,565
SBA debentures(3)	—	—	31,900	30,904
Total debt	$247,167	$238,919	$299,733	$286,657
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
(2) As of September 30, 2024 and December 31, 2023, the Company had $-0- and $-0-, respectively, of outstanding debt under the Banc of California Credit Facility.
(3) On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31,920 that were contractually due March 1, 2025, and, on April 17, 2024, surrendered its license to operate as a SBIC.
The following tables present the fair value measurements of the Company's debt and the level within the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	69,100	69,100
Unsecured Notes Due February 2026	—	—	120,473	120,473
Unsecured Notes Due October 2028	49,346	—	—	49,346
Total debt, at fair value	$49,346	$—	$189,573	$238,919

	December 31, 2023
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	90,500	90,500
Unsecured Notes Due February 2026	—	—	116,688	116,688
Unsecured Notes Due October 2028	48,565	—	—	48,565
SBA debentures	—	—	30,904	30,904
Total debt, at fair value	$48,565	$—	$238,092	$286,657
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 6. Commitments and Contingencies
The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of September 30, 2024:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$1,290
Clevertech Bidco, LLC	First Lien Debt (Revolver)	294
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	First Lien Debt (Revolver)	1,670
Flow Service Partners Management, LLC	First Lien Debt (Revolver)	636
Honor HN Buyer Inc.	First Lien Debt (Revolver)	664
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	1,165
Kreg LLC	First Lien Debt (Revolver)	1,337
Medrina LLC	First Lien Debt (Revolver)	319
Medrina LLC	First Lien Debt (Delayed Draw)	447
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	669
		$8,491
As of September 30, 2024, the Company had cash and cash equivalents of $20,278 and unused commitments of $25,000 under its Banc of California Credit Facility and $80,900 under its BNP Facility, each of which is subject to a borrowing base and other covenants, to fund these outstanding commitments to portfolio companies.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2024.
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
For the three and nine months ended September 30, 2024 and 2023, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$—	$328	$151	$1,006
Amortization of debt issuance costs	—	43	20	133
Total interest and debt financing costs	$—	$371	$171	$1,139
Cash paid for interest expense	$—	$694	$457	$1,419
Effective interest rate	—%	3.27%	3.26%	3.24%
Average outstanding balance	$—	$45,311	$6,990	$46,795
BNP Facility: On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000, subject to a borrowing base and other covenants. The BNP Facility bears interest at a variable rate of SOFR plus a variable margin (2.65% floor). The reinvestment period of the BNP Facility ends on June 20, 2025, upon

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
which the ability to access the unused commitment of the facility terminates, and the facility is scheduled to mature on June 20, 2027.
The BNP Facility is collateralized by all the assets held by OFSCC-FS. OFSCC-FS and the Company have each made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of September 30, 2024 and December 31, 2023, OFSCC-FS had outstanding debt of $69,100 and $90,500, respectively. As of September 30, 2024, the unused commitment under the BNP Facility was $80,900.
For the three and nine months ended September 30, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense(1)	$1,486	$2,012	$4,932	$6,008
Amortization of debt issuance costs	95	95	285	285
Total interest and debt financing costs	$1,581	$2,107	$5,217	$6,293
Cash paid for interest expense	$1,511	$2,101	$5,114	$6,069
Effective interest rate	9.15%	8.61%	8.91%	8.12%
Average outstanding balance	$69,100	$97,883	$78,053	$103,327
(1) Stated interest expense includes unused fees.
Banc of California Credit Facility: On March 7, 2018, the Company entered into the Banc of California Credit Facility. On December 15, 2023, the Company amended the Banc of California Credit Facility to: (i) extend the maturity date from February 28, 2024 to February 28, 2026; (ii) increase the interest rate floor from 4.00% to 5.00%; and (iii) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50% of the maximum principal amount of the facility. Fees and legal costs incurred in connection with the Banc of California Credit Facility are amortized over the expected life of the facility.
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
As of September 30, 2024 and December 31, 2023, the Company had $-0- and $-0-, respectively, of outstanding debt under the Banc of California Credit Facility. As of September 30, 2024, the unused commitment under the Banc of California Credit Facility was $25,000.
For the three and nine months ended September 30, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$—	$25	$—	$136
Amortization of debt issuance costs	31	—	94	1
Total interest and debt financing costs	$31	$25	$94	$137
Cash paid for interest expense	$—	$24	$—	$135
Effective interest rate(1)	n/m	n/m	n/m	n/m
Average outstanding balance	$—	$587	$—	$1,669
(1) Not meaningful due to a minimal average outstanding balance relative to the size of the total commitment and the amount of unused or commitment fees incurred during the periods.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Unsecured Notes: As of September 30, 2024 and December 31, 2023, the Company had the following Unsecured Notes outstanding:
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
Unsecured Notes Due October 2028: On October 28, 2021 and November 1, 2021, the Company issued $55,000 in aggregate principal of unsecured notes. The Unsecured Notes Due October 2028 bear interest at a rate of 4.95% per year payable semi-annually and mature on October 31, 2028. The Company may redeem the Unsecured Notes Due October 2028 in whole or in part at any time.
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
For the three and nine months ended September 30, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$2,165	$2,165	$6,495	$6,495
Amortization of debt issuance costs	245	245	734	734
Total interest and debt financing costs	$2,410	$2,410	$7,229	$7,229
Cash paid for interest expense	$3,649	$3,649	$7,979	$7,979
Effective interest rate	5.35%	5.35%	5.35%	5.35%
Average outstanding balance	$180,000	$180,000	$180,000	$180,000

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of September 30, 2024:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Banc of California Credit Facility(1)	$—	$—	$—	$—	$—
Unsecured Notes	180,000	—	125,000	55,000	—
BNP Facility	69,100	—	69,100	—	—
Total	$249,100	$—	$194,100	$55,000	$—
(1) As of September 30, 2024, the Banc of California Credit Facility had an outstanding balance of $-0- and is scheduled to mature on February 28, 2026.
For the three and nine months ended September 30, 2024 and 2023, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average dollar borrowings	$249,100	$323,781	$265,043	$331,792
Weighted average effective interest rate	6.46%	6.07%	6.39%	5.95%

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per share operating performance:
Net asset value per share at beginning of period	$11.51	$12.94	$12.09	$13.47
Net investment income(1)	0.27	0.40	0.94	1.15
Net realized gain (loss) on investments, net of taxes(1)	(0.83)	0.01	(1.09)	(0.77)
Net unrealized appreciation (depreciation) on investments, net of taxes(1)	0.68	(0.26)	0.37	(0.09)
Loss on extinguishment of debt(1)	—	(0.01)	—	(0.02)
Total net income from operations	0.12	0.14	0.22	0.27
Distributions declared	(0.34)	(0.34)	(1.02)	(1.00)
Net asset value per share at end of period	$11.29	$12.74	$11.29	$12.74

Per share market value, end of period	$8.45	$11.24	$8.45	$11.24
Total return based on market value(2)(3)	(0.9)%	17.1%	(19.3)%	21.7%
Total return based on net asset value(3)(4)	2.0%	1.4%	4.3%	3.9%
Shares outstanding at end of period	13,398,078	13,398,078	13,398,078	13,398,078
Weighted average shares outstanding	13,398,078	13,398,078	13,398,078	13,398,078
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(5)	$152,739	$172,045	$153,970	$176,080
Net asset value at end of period	$151,305	$170,668	$151,305	$170,668
Net investment income	$3,603	$5,390	$12,636	$15,463
Ratio of total expenses to average net assets(6)	19.2%	21.5%	20.5%	21.2%
Ratio of total expenses and loss on extinguishment of debt to average net assets(6)	19.2%	21.6%	20.5%	21.3%
Ratio of net investment income to average net assets(6)	9.4%	12.5%	10.9%	11.7%
Ratio of loss on extinguishment of debt to average net assets(3)	0.0%	0.1%	0.0%	0.1%
Portfolio turnover(7)	12.2%	1.8%	15.1%	7.1%
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
The following table summarizes distributions declared and paid for the nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Nine Months Ended September 30, 2024
February 28, 2024	March 18, 2024	March 28, 2024	$0.34	$4,555	(1)
April 30, 2024	June 18, 2024	June 28, 2024	0.34	4,556	(1)
July 30, 2024	September 20, 2024	September 30, 2024	0.34	4,555	(1)
			$1.02	$13,666
Nine Months Ended September 30, 2023
February 28, 2023	March 24, 2023	March 31, 2023	$0.33	$4,421	(1)
May 2, 2023	June 23, 2023	June 30, 2023	0.33	4,422	(1)
August 1, 2023	September 22, 2023	September 29, 2023	0.34	4,555	(1)
			$1.00	$13,398
(1) During the nine months ended September 30, 2024 and 2023, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock. Accordingly, the Company purchased shares to satisfy the DRIP obligation as follows:

	Number of Shares Purchased	Average Price Paid Per Share	Total Amount Paid
Nine Months Ended September 30, 2024
January 1, 2024 through March 31, 2024	8,530	$10.04	$86
April 1, 2024 through June 30, 2024	9,092	8.85	80
July 1, 2024 through September 30, 2024	10,568	8.45	89

Nine Months Ended September 30, 2023
January 1, 2023 through March 31, 2023	5,096	$10.43	$53
April 1, 2023 through June 30, 2023	5,823	10.06	59
July 1, 2023 through September 30, 2023	8,007	11.22	90
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
During the nine months ended September 30, 2024 and 2023, no shares of common stock were repurchased under the Stock Repurchase Program.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Nine Months Ended September 30, 2024
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/(Depreciation)	Interest	Dividends	Fees	Total Income (2)	December 31, 2023, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2024, Fair Value (5)
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (7)	$—	$(1,472)	$—	$812	$—	$812	$10,312	$812	$(1,472)	$9,652
	Common Equity (6)	—	(271)	—	—	—	—	271	—	(271)	—
		—	(1,743)	—	812	—	812	10,583	812	(1,743)	9,652

DRS Imaging Services, LLC	Common Equity (6)	—	576	—	—	—	—	393	576	—	969

Master Cutlery, LLC	Subordinated Loan (6)	(4,352)	4,680	—	—	—	—	—	4,680	(4,680)	—
	Preferred Equity (6)	(3,483)	3,483	—	—	—	—	—	3,483	(3,483)	—
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
		(7,835)	8,163	—	—	—	—	—	8,163	(8,163)	—

Pfanstiehl Holdings, Inc	Common Equity	—	2,739	—	546	—	546	70,927	2,739	—	73,666

TalentSmart Holdings, LLC	Common Equity (6)	—	445	—	—	—	—	1,136	445	—	1,581

TRS Services, LLC	Preferred Equity	572	(2,410)	—	1,891	—	1,891	2,507	—	(2,507)	—
	Common Equity (6)	757	(713)	—	—	—	—	1,285	—	(1,285)	—
		1,329	(3,123)	—	1,891	—	1,891	3,792	—	(3,792)	—

Total Affiliate Investments		$(6,506)	$7,057	$—	$3,249	$—	$3,249	$86,831	$12,735	$(13,698)	$85,868
(1)Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in income for the nine months ended September 30, 2024.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
On October 29, 2024, the Board declared a distribution of $0.34 per share for the fourth quarter of 2024, payable on December 31, 2024 to stockholders of record as of December 20, 2024.

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
Overview
Key performance metrics per common share are presented below:

	September 30, 2024	June 30, 2024
Net asset value	$11.29	$11.51

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net investment income	$0.27	$0.26	$0.94	$1.15
Net increase in net assets resulting from operations	0.12	0.77	0.22	0.27
Distributions paid	0.34	0.34	1.02	1.00
Our NAV per common share decreased to $11.29 at September 30, 2024 from $11.51 at June 30, 2024, due to a net loss on investments of $0.15 per common share and our quarterly distribution of $0.34 per common share exceeding our quarterly net investment income of $0.27 per common share.
For the quarter ended September 30, 2024, total investment income decreased to $10.9 million from $11.2 million in the prior quarter, primarily due to a decrease of $0.2 million in interest income. For the quarter ended September 30, 2024, interest income decreased to $10.6 million from $10.9 million in the prior quarter, primarily due to a smaller average investment portfolio at cost. See “—Results of Operations” for additional information.
As of September 30, 2024, our total outstanding debt was $249.1 million and remained unchanged compared to our total outstanding debt at June 30, 2024. For the quarter ended September 30, 2024, our weighted-average debt interest costs remained stable at 6.46% compared to 6.45% for the quarter ended June 30, 2024. As of September 30, 2024, approximately 50% of our outstanding debt matures in 2027 and beyond, and 72% of our outstanding debt carries fixed interest rates and is unsecured.
For the quarter ended September 30, 2024, we recognized a net loss on investments of $1.9 million, primarily due to net realized losses of $11.1 million, partially offset by net unrealized appreciation of $9.2 million. For the quarter ended September 30, 2024, our net realized loss of $11.1 million was primarily due to a $7.8 million loss upon the write-off of our debt and equity investments in Master Cutlery, LLC, which had no impact on our NAV during the quarter as the loss had been substantially recognized in prior fiscal periods. For the quarter ended September 30, 2024, our net unrealized appreciation of $9.2 million was primarily due to net unrealized appreciation of $2.8 million on our common equity in Pfanstiehl Holdings, Inc., as well as the reversal of previously recognized unrealized depreciation on exited investments. As of September 30, 2024, our loan portfolio had non-accrual loans with an aggregate fair value of $21.1 million, or 5.4% of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.
As of September 30, 2024, our asset coverage ratio of 161% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of September 30, 2024, we had unused commitments of $25.0 million under our Banc of California Credit Facility, as well as $80.9 million under our BNP Facility, each of which is subject to a borrowing base and other covenants. As of September 30, 2024, we had a payable for investments purchased of $14.7 million and unfunded commitments of $8.5 million to eight portfolio companies. See “—Liquidity and Capital Resources” for additional information.
On October 29, 2024, the Board declared a distribution of $0.34 per share for the fourth quarter of 2024, payable on December 31, 2024 to stockholders of record as of December 20, 2024.
Critical Accounting Policies and Significant Estimates
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see “Item 8. Financial Statements

—Notes to Consolidated Financial Statements—Note 2” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of September 30, 2024 (dollar amounts in thousands):

Investment Type	Fair Value at September 30, 2024	Range of Fair Value
		Low-end	High-end
Debt investments:
First lien	$189,516	$183,255	$194,096
Second lien	41,571	40,076	43,292

Structured Finance Securities:
Subordinated notes	57,437	53,742	61,136
Mezzanine debt	16,391	16,086	16,696

Equity investments:
Preferred equity	10,009	8,368	11,642
Common equity, warrants and other	79,810	76,605	83,180
	$394,734	$378,132	$410,042
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
Portfolio Composition and Investment Activity
Portfolio Composition
As of September 30, 2024, the fair value of our debt investment portfolio totaled $231.1 million in 42 portfolio companies, of which approximately 82% and 18% were first lien and second lien debt investments, respectively. We also had equity investments in 15 portfolio companies with a fair value of approximately $89.8 million and 17 investments in Structured Finance Securities with a fair value of $73.8 million. As of September 30, 2024, we had unfunded commitments of $8.5 million to eight portfolio companies. Set forth in the tables and charts below is selected information with respect to our portfolio as of September 30, 2024 and December 31, 2023.
The following table presents our ten largest investments by portfolio company based on fair value as of September 30, 2024 (dollar amounts in thousands):

Portfolio Company	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$73,666	18.7%	48.7%
Inergex Holdings, LLC	Debt	17,026	17,084	4.3	11.3
Kreg LLC	Debt	17,411	16,060	4.1	10.6
Tolemar Acquisition, Inc.	Debt	16,109	15,335	3.9	10.1
Honor HN Buyer Inc.	Debt	13,773	13,920	3.5	9.2
One GI LLC	Debt	12,626	12,338	3.1	8.3
Boca Home Care Holdings, Inc.	Debt and Equity	11,420	11,012	2.8	7.2
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	Debt and Equity	18,468	9,931	2.5	6.6
Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	9,654	9,763	2.5	6.5
SSJA Bariatric Management LLC	Debt and Equity	13,462	9,670	2.4	6.4
Total		$130,166	$188,779	47.8%	124.9%

As of September 30, 2024, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 18.7% and 48.7% of our total portfolio at fair value and our total net assets, respectively. The value of this investment is substantially comprised of unrealized appreciation of $73.4 million.
As of September 30, 2024, approximately 5.1% and 13.3% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.
Portfolio Yields
The following table presents weighted-average yield metrics for our portfolio as of September 30, 2024 and June 30, 2024:

	For the Three Months Ended
	September 30, 2024	June 30, 2024
Weighted-average performing income yield(1):
Debt investments	13.3%	13.7%
Structured Finance Securities	14.2%	12.4%
Interest-bearing investments	13.6%	13.4%

Weighted-average realized yield(2):
Interest-bearing investments	11.8%	11.8%
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
For the three months ended September 30, 2024, the weighted-average performing income yield on interest-bearing investments increased to 13.6% from 13.4% during the prior quarter, primarily due to the sale of certain Structured Finance Securities and the redeployment of proceeds into higher yielding CLO subordinated note securities, partially offset by the timing of the redeployment of proceeds from repayments related to certain debt investments.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels. As of September 30, 2024, 91% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.

Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$212,280	$189,516	$220,941	$202,792
Second lien debt investments	50,516	41,571	57,848	48,521
Subordinated debt investments	—	—	4,680	—
Preferred equity	9,904	10,009	11,403	13,240
Common equity, warrants and other	12,365	79,810	11,537	76,689
Total Portfolio Company Investments	$285,065	$320,906	$306,409	$341,242
Number of portfolio companies	52	52	55	55
(1) As of September 30, 2024 and December 31, 2023, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $119.7 million and $109.4 million, respectively, and $141.3 million and $131.3 million, respectively.
As of September 30, 2024, 100% of our loan portfolio and 59% of our total portfolio consisted of first lien and second lien loans, based on fair value.
As of September 30, 2024, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Manufacturing (33.4%); (2) Health Care and Social Assistance (20.5%); and (3) Professional, Scientific, and Technical Services (8.8%), totaling an aggregate of approximately 62.7% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1—Financial Statements—Note 4.”
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$70,836	$57,437	$66,774	$49,985
Mezzanine debt	16,700	16,391	30,347	29,060
Total Structured Finance Securities	$87,536	$73,828	$97,121	$79,045
Number of Structured Finance Securities	17	17	21	21
As of September 30, 2024, the amortized cost and fair value of non-performing Structured Finance Securities were $5.7 million and $1.9 million, respectively. Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital.
During the nine months ended September 30, 2024, we sold Structured Finance Securities for aggregate net proceeds of $19.2 million and recognized a net realized loss of $3.5 million.

Investment Activity
The following is a summary of our investment activity for the three and nine months ended September 30, 2024 (dollar amounts in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Investments in debt and equity securities	$30,418	$42,766
Investments in Structured Finance Securities	17,982	17,982
Total investment purchases and originations	$48,400	$60,748

Proceeds from principal payments	$31,803	$52,707
Proceeds from investments sold or redeemed	18,569	22,242
Proceeds from distributions received from portfolio investments	2,935	11,053
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$53,307	$86,002
Non-Cash Investment Activity
During the three months ended September 30, 2024, we wrote off our preferred and common equity investments in Master Cutlery, LLC, resulting in a net realized loss of $3.5 million. The net realized loss of $3.5 million was fully recognized in prior fiscal periods and did not impact our NAV during the quarter.
During the nine months ended September 30, 2024, our first lien debt investment in GoTo Group underwent a restructuring whereby our first lien debt investment was exchanged at a price equal to 77% of par for new first lien debt investments in the company. We recognized a realized loss of $0.7 million on the debt restructure corresponding to the amount forgiven upon the exchange.
During the nine months ended September 30, 2024, we restructured our first lien debt investments in Avison Young to, among other things, exchange our first lien debt investments for new first lien debt investments, preferred equity and common equity. The cost of the existing first lien debt investments was ascribed to the new investments received in the exchange, and no realized loss was recognized. We also invested an incremental $0.8 million in new-issue first lien debt.
Risk Monitoring
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024. The following table shows the classification of our debt investments, excluding Structured Finance Securities, by credit risk rating as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	Debt Investments as of
	September 30, 2024			December 31, 2023
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	195,041	189,264	81.9	230,338	223,394	88.9
4 (Special Mention)	47,216	33,199	14.4	25,147	19,581	7.8
5 (Substandard)	18,604	8,600	3.7	18,772	8,136	3.2
6 (Doubtful)	1,935	24	—	9,212	202	0.1
7 (Loss)	—	—	—	—	—	—
	$262,796	$231,087	100.0%	$283,469	$251,313	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment.
As of September 30, 2024
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
First lien debt	$32,549	$18,332
Second lien debt	8,519	2,793
Total	$41,068	$21,125
For the three months ended September 30, 2024, one first lien debt investment with an amortized cost and fair value of $4.5 million and $2.4 million, respectively, was placed on non-accrual status.
For the three months ended September 30, 2024, we wrote off our subordinated debt investment in Master Cutlery, LLC, which was previously on non-accrual status, following a partial-recovery payment of $0.3 million, resulting in a net realized loss of $4.4 million. The net realized loss was fully recognized in prior periods as an unrealized loss.
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

Comparison of the three months ended September 30, 2024 and June 30, 2024 and comparison of the nine months ended September 30, 2024 and 2023
Consolidated operating results for the three months ended September 30, 2024 and June 30, 2024, and the nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Investment income
Interest income:
Cash interest income	$7,535	$7,931	$23,683	$31,171
PIK interest income	349	492	1,183	610
Net Loan Fee amortization	436	562	1,296	1,238
Accretion of interest income on CLO subordinated notes	2,163	1,783	6,039	8,534
Other interest income	130	86	659	232
Total interest income	10,613	10,854	32,860	41,785
Dividend income:
Cash dividends	11	9	2,469	649
Preferred equity PIK dividends	279	271	812	804
Total dividend income	290	280	3,281	1,453
Fee income:
Syndication fees	—	—	106	96
Prepayment and other fees	15	31	69	126
Total fee income	15	31	175	222
Total investment income	10,918	11,165	36,316	43,460
Total expenses	7,315	7,728	23,680	27,997
Net investment income	3,603	3,437	12,636	15,463
Net gain (loss) on investments	(1,915)	6,891	(9,669)	(11,607)
Loss on extinguishment of debt	—	—	—	(213)
Net increase in net assets resulting from operations	$1,688	$10,328	$2,967	$3,643
Investment Income
Comparison of the three months ended September 30, 2024 and June 30, 2024
For the three months ended September 30, 2024, total investment income decreased to $10.9 million from $11.2 million in the prior quarter, primarily due to a decrease in interest income of $0.2 million.
Interest income decreased $0.2 million during the three months ended September 30, 2024 compared to the prior quarter, primarily due to an aggregate decrease of $0.5 million in contractual cash and PIK interest, partially offset by an increase in accretion of interest income on our CLO subordinated notes of $0.4 million.
During the three months ended September 30, 2024, dividend and fee income remained stable compared to the prior quarter.
Fee income is primarily comprised of unused fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We receive syndication fees on investments where OFS Advisor sources, structures, and arranges the lending group.

Comparison of the nine months ended September 30, 2024 and 2023
Total investment income for the nine months ended September 30, 2024 decreased $7.1 million compared to the corresponding period in the prior year, primarily due to a decrease in total interest income of $8.9 million, partially offset by an increase in total dividend income of $1.8 million.
Expenses
Operating expenses for the three months ended September 30, 2024 and June 30, 2024, and the nine months ended September 30, 2024 and 2023 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Interest expense	$4,022	$4,117	$12,711	$14,798
Base management fee	1,472	1,478	4,473	5,573
Income Incentive Fee	901	859	3,159	3,866
Professional fees	391	414	1,219	1,262
Administration fee	337	453	1,184	1,302
Other expenses	192	407	934	1,196
Total expenses	$7,315	$7,728	$23,680	$27,997
Comparison of the three months ended September 30, 2024 and June 30, 2024
Interest expense for the three months ended September 30, 2024 decreased $0.1 million compared to the prior quarter, primarily due to a decrease of $6.1 million in our average outstanding debt balances compared to the prior quarter.
Other expenses for the three months ended September 30, 2024 decreased $0.2 million compared to the prior quarter, primarily due to an excise tax refund accrual of $0.1 million upon finalizing the prior year tax return, as well as the prior quarter including the write-off of $0.1 million of deferred offering costs upon our new shelf registration statement being deemed effective.
Comparison of the nine months ended September 30, 2024 and 2023
Interest expense for the nine months ended September 30, 2024 decreased $2.1 million compared to the corresponding period in the prior year, primarily due to the full repayment of our SBA debentures in March 2024 and a reduction in the outstanding amount under the BNP Facility.
Base management fees for the nine months ended September 30, 2024 decreased $1.1 million compared to the corresponding period in the prior year, primarily due to the decrease in our average total assets (excluding cash and cash equivalents) during the period.
Income Incentive Fees for the nine months ended September 30, 2024 decreased $0.7 million compared to the corresponding period in the prior year, primarily due to a decrease in our average interest-bearing investment portfolio, at cost, which reduced our net investment income during the current year.
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments, inclusive of realized and unrealized gains (losses), by investment type for the three months ended September 30, 2024 and June 30, 2024, and the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Debt investments	$(4,327)	$(3,079)	$(8,656)	$(3,080)
Equity investments	3,916	8,310	(1,421)	(5,052)
Structured Finance Securities	(1,272)	1,798	841	(3,421)
Current/deferred income tax expense	(232)	(138)	(433)	(54)
Total net gain (loss) on investments	$(1,915)	$6,891	$(9,669)	$(11,607)

Net gain (loss) on investments for the three months ended September 30, 2024 and June 30, 2024
Three months ended September 30, 2024
For the three months ended September 30, 2024, we recognized a net loss on investments of $1.9 million, primarily comprised of aggregate net losses of $5.6 million on our loans and Structured Finance Securities, and partially offset by net gains of $3.7 million on our equity securities.
Three months ended June 30, 2024
For the three months ended June 30, 2024, we recognized a net gain on investments of $6.9 million, primarily due to net unrealized appreciation of $11.2 million, net of taxes, partially offset by net realized losses of $4.3 million. For the three months ended June 30, 2024, our net unrealized appreciation of $11.2 million, net of taxes, was primarily related to net unrealized appreciation of $7.8 million on our common equity in Pfanstiehl Holdings, Inc., and net unrealized appreciation of $2.1 million on our subordinated note investment in Apex Credit CLO 2020 Ltd.
Net gain (loss) on investments for the nine months ended September 30, 2024 and 2023
Nine months ended September 30, 2024
For the nine months ended September 30, 2024, we recognized a net loss on investments of $9.7 million, primarily due to a net loss on our debt investments of $8.7 million, of which $6.4 million related to net unrealized depreciation on our current non-accrual debt investments.
During the nine months ended September 30, 2024, our common equity investment in Pfanstiehl Holdings, Inc. experienced net unrealized appreciation of $2.7 million.
Nine months ended September 30, 2023
During the nine months ended September 30, 2023, our portfolio experienced net losses of $11.6 million, primarily due to net unrealized depreciation of $6.7 million on our common equity, warrants and other investments and $3.4 million on our Structured Finance Securities, respectively.
During the nine months ended September 30, 2023, our common equity investment in Pfanstiehl Holdings, Inc. experienced unrealized depreciation of $8.4 million.
Loss on Extinguishment of Debt
Nine months ended September 30, 2023
During the nine months ended September 30, 2023, we redeemed SBA debentures of $19.0 million, and, as a result, we recognized a loss on extinguishment of debt of $0.2 million related to the acceleration of unamortized deferred debt issuance costs on the redeemed debentures.
Liquidity and Capital Resources
As of September 30, 2024, we held cash and cash equivalents of $20.3 million, which included $8.0 million held by OFSCC-FS. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the nine months ended September 30, 2024, the Parent received $8.8 million in cash distributions from OFSCC-FS.
As of September 30, 2024, we had an unused commitment of $25.0 million under our Banc of California Credit Facility, as well as an unused commitment of $80.9 million under our BNP Facility, both of which are subject to a borrowing base requirements and other covenants. As of September 30, 2024, we had a payable for investments purchased of $14.7 million and unfunded commitments of $8.5 million to eight portfolio companies.
As of September 30, 2024, the aggregate amount outstanding of the senior securities issued by us was $249.1 million, for which our asset coverage was 161%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

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

	Nine Months Ended September 30,
	2024	2023
Cash from net investment income(1)	$8,815	$12,638
Net (purchases and originations) / repayments and sales of portfolio investments(1)	33,100	34,365
Net cash provided by operating activities	41,915	47,003

Distributions paid to stockholders(2)	(13,666)	(13,398)
Net repayments under revolving lines of credit	(21,400)	(13,600)
Repayments of SBA debentures	(31,920)	(19,000)
Net cash used in financing activities	(66,986)	(45,998)
Net increase (decrease) in cash and cash equivalents	$(25,071)	$1,005
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
Cash from net investment income
For the nine months ended September 30, 2024, cash from net investment income of $8.8 million decreased $3.8 million compared to the nine months ended September 30, 2023, primarily due to a decrease of $5.7 million in cash interest and dividend income.
Net (purchases and originations) / repayments and sales of portfolio investments
During the nine months ended September 30, 2024, net sales and repayments of portfolio investments of $33.1 million were primarily due to $79.2 million of cash we received from principal repayments, sales on our portfolio investments and the proceeds from distributions received from Structured Finance Securities, net of accretion of interest income on Structured Finance Securities, partially offset by $46.1 million of cash we used to purchase portfolio investments. During the nine months ended September 30, 2023, net sales and repayments of portfolio investments of $34.4 million were primarily due to $69.1 million of cash we received from amortized cost repayments, sales on our portfolio investments, net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities, partially offset by $34.7 million of cash we used to purchase portfolio investments. See “—Portfolio Composition and Investment Activity—Investment Activity.”
Borrowings
SBA Debentures
SBIC I LP had an SBIC license that allowed it to obtain leverage by issuing SBA-guaranteed debentures. On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million and, on April 17, 2024, surrendered its license to operate as a SBIC. As of September 30, 2024 and December 31, 2023, SBIC I LP had outstanding debentures of $-0- and $31.9 million, respectively.
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
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of September 30, 2024, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.
As of September 30, 2024, we had $-0- outstanding and an unused commitment of $25.0 million under the Banc of California Credit Facility, subject to a borrowing base and other covenants. The Banc of California Credit Facility bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and as of September 30, 2024, the effective interest rate on the Banc of California Credit Facility was 8.75%.
On December 15, 2023, we amended the Banc of California Credit Facility to: (i) extend the maturity date from February 28, 2024 to February 28, 2026; (ii) increase the interest rate floor from 4.00% to 5.00%; and (iii) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50% of the maximum principal amount of the facility.
Unsecured Notes
As of September 30, 2024 and December 31, 2023, we had $180.0 million in outstanding Unsecured Notes. The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Banc of California Credit Facility and BNP Facility.
In order to, among other things, reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase the Unsecured Notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. During the nine months ended September 30, 2024, no outstanding Unsecured Notes were repurchased.
BNP Facility
On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $69.1 million was drawn as of September 30, 2024. Borrowings under the BNP Facility bear interest based on SOFR for the relevant interest period, plus an applicable spread (subject to an effective floor of 2.65%). The reinvestment period (and the ability to access the undrawn facility commitment) of the BNP Facility ends on June 20, 2025, unless extended. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. As of September 30, 2024, we were in compliance in all material respects with the applicable covenants under the BNP Facility.
As of September 30, 2024, the effective interest rate on the BNP Facility was 8.78% and the unused commitment under the facility was $80.9 million.
On a stand-alone basis, as of September 30, 2024 and December 31, 2023, OFSCC-FS held approximately $154.5 million and $158.3 million in total assets, respectively, which accounted for approximately 37% and 34% of our total consolidated assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of September 30, 2024, approximately 81% of our investments were qualifying assets.
On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%.
On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ended May 22, 2020. On each of May 4, 2020 and May 3, 2022, our Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, our Board extended the Stock Repurchase Program for the two-year period ending on May 22, 2026. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the nine months ended September 30, 2024, we did not make any repurchases of common stock on the open market under the Stock Repurchase Program. As of September 30, 2024, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
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

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
As of September 30, 2024, we had $20.3 million of cash and cash equivalents, as well unused commitments of $25.0 million under our Banc of California Credit Facility and $80.9 million under our BNP Facility, respectively, to meet our short-term contractual obligations, subject to contractual requirements and regulatory asset coverage requirements. As of September 30, 2024, we had a payable for investments purchased of $14.7 million and $8.5 million in unfunded commitments to fund portfolio investments that can be funded with our current cash or credit facilities.
Long-term contractual obligations, such as our BNP Facility that matures in 2027 and had $69.1 million outstanding as of September 30, 2024, could be repaid by selling OFSCC-FS portfolio investments that have a fair value of $144.4 million as of September 30, 2024. The OFSCC-FS portfolio includes $38.2 million of broadly syndicated loans in larger portfolio companies that generally can be sold over a relatively short period to generate cash. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
As of September 30, 2024, we had $180.0 million of outstanding Unsecured Notes, of which $125.0 million matures on February 10, 2026. The Unsecured Notes Due February 2026 can be repaid by selling portfolio investments or by issuing additional senior securities to refinance the debt.
As of September 30, 2024, approximately 50% of our outstanding debt matures in 2027 and beyond, 72% of our outstanding debt carries fixed interest rates and is unsecured.
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

Our Board maintains a variable dividend policy with the objective of distributing quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, during the year, we may pay a special dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. Distributions in excess of our current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our estimated ICTI for the full year and distributions paid for the full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to our stockholders.
Recent Developments
On October 29, 2024, our Board declared a distribution of $0.34 per share for the fourth quarter of 2024, payable on December 31, 2024 to stockholders of record as of December 20, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, interest rate changes and elevated inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, uncertainties related to the 2024 U.S. presidential election, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 5, 2024.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the nine months ended September 30, 2024 for more information relating to our investment valuation.
Interest Rate Risk
As of September 30, 2024, 91% of our loan portfolio, at fair value, bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The 50 basis point reduction in the U.S. Federal Reserve target federal funds rate effected in September 2024 influences SOFR-based rates, to which our variable rate debt investments are generally indexed. This rate decrease will likely result in our variable rate debt investments generating less interest income, all-else equal. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our investment income, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.
Our Unsecured Notes bear interest at fixed rates, which may result in net interest margin compression in a period of falling rates. As of September 30, 2024, our Banc of California Credit Facility and BNP Facility had floating interest rate provisions based on the applicable reference rates.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of September 30, 2024. As of September 30, 2024, 1-month and 3-month SOFR were 4.85% and 4.59%, respectively. Assuming that the interim and unaudited consolidated balance sheet as of September 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income		Interest expense		Net change
25	$(233)	(1)	$149	(1)	$(84)
50	315		(24)		291
75	863		(197)		666
100	1,411		(370)		1,041
125	1,959		(542)		1,417

Basis point decrease	Interest income	Interest expense	Net change
25	$(1,328)	$494	$(834)
50	(1,876)	667	(1209)
75	(2,424)	840	(1,584)
100	(2,971)	1,012	(1,959)
125	(3,519)	1,185	(2,334)
(1) A portion of the loan portfolio and our BNP Facility have yet to reset to comparatively lower current SOFR rates and a 25 basis point increase from current rates would still yield an interest rate lower than the current interest rate on these securities as of September 30, 2024.
Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of September 30, 2024, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2024. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
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
Issuer Purchases of Equity Securities
On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company could acquire up to $10.0 million of its outstanding common stock through the two-year period ended May 22, 2020.
On each of May 4, 2020 and May 3, 2022, our Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, the Board extended the Stock Repurchase Program for the two-year period ending May 22, 2026. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program. As of September 30, 2024, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
During the three months ended September 30, 2024, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Price Range of Common Stock and Distributions
The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “OFS”. The following table lists the high and low intraday sale price for the Company’s common stock, NAV per share, and the cash distributions per share that were declared on its common stock for each fiscal quarter during the last two most recently completed fiscal years and each full fiscal quarter of the current fiscal year. The last reported sale price for our common stock on the Nasdaq Global Select Market on September 30, 2024 was $8.45 per share.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share
Period		High	Low
Fiscal 2024
Third Quarter	$11.29	$9.35	$7.75	-17.2%	-31.4%	$0.34
Second Quarter	$11.51	$10.14	$8.42	-11.9%	-26.8%	$0.34
First Quarter	$11.08	$12.07	$9.53	8.9%	-14.0%	$0.34
Fiscal 2023
Fourth Quarter	$12.09	$12.41	$9.69	2.6%	-19.9%	$0.34
Third Quarter	$12.74	$12.44	$9.51	-2.4%	-25.4%	$0.34
Second Quarter	$12.94	$11.01	$9.10	-14.9%	-29.7%	$0.33
First Quarter	$13.42	$10.92	$9.60	-18.6%	-28.5%	$0.33
Fiscal 2022
Fourth Quarter	$13.47	$11.25	$8.03	-16.5%	-40.4%	$0.30
Third Quarter	$13.58	$11.50	$7.54	-15.3%	-44.5%	$0.29
Second Quarter	$14.57	$13.47	$9.72	-7.5%	-33.3%	$0.29
First Quarter	$15.52	$13.18	$9.40	-15.1%	-39.4%	$0.28
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

Dated: October 31, 2024	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer