Form 10-K
period 2024-12-31
OFS Capital Corp
filed 2025-03-04
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes   ☐     No   ☒
The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant as of June 30, 2024, was approximately $92.0 million based on $8.87 per share, the last reported sale price of the shares of common stock on The Nasdaq Global Select Market. For the purpose of calculating this amount only, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. On February 28, 2025, there were 13,398,078 shares outstanding of the Registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OFS®, OFS Capital®, OFS Credit® and HPCI® are registered trademarks of Orchard First Source Asset Management, LLC. OFS Capital Management™ is a trademark of Orchard First Source Asset Management, LLC.
All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Defined Terms
We have used “we,” “us,” “our,” and “the Company” to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Adjusted NII	A financial measure calculated and presented on a basis other than in accordance with GAAP and represents net investment income excluding the capital gains incentive fee
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Advisers Act	Investment Advisers Act of 1940, as amended
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor or by registered investment advisers controlling, controlled by, or under common control with, OFS Advisor
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, Fair Value Measurements and Disclosures
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility, as amended, that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement, as amended, by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company’s board of directors
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $25,000,000
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC, for which OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
NII	Total investment income less total expenses
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
OFS	The collective activities and operations of OFSAM Holdings, its direct and indirect subsidiaries, and certain affiliates

Term	Explanation or Definition
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments and OFS CLO Management, LLC, OFS CLO Management II, LLC and OFS CLO Management III, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC Acquisition	The Company’s acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC I LP	OFS SBIC I, LP, a wholly owned subsidiary of the Company and former SBIC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Staffing Agreement	Staffing and Corporate Services Agreement between OFS Services and OFSC dated November 7, 2012
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities
Unsecured Notes	The Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028

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
Our investment strategy focuses primarily on investments in middle-market companies in the United States, including investments in senior secured loans, which are comprised of first lien, second lien and unitranche loans, as well as investments in subordinated loans and, to a lesser extent, common stock, preferred stock and other equity securities. Our investments may be directly originated or may be purchased on a secondary basis in the U.S. leveraged loan market for Broadly Syndicated Loans (as defined below). As a BDC, we must not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States, and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets (discussed below), consistent with our investment strategy. As of December 31, 2024 and 2023, approximately 80% and 81% of our investments were qualifying assets, respectively.
As of December 31, 2024, the fair value of our debt investment portfolio totaled $224.2 million in 36 portfolio companies, of which 85% and 15% were comprised of first lien loans and second lien loans, respectively. As of December 31, 2024, the fair value of our equity investments totaled $108.6 million in 15 portfolio companies, and the fair value of our 18 Structured Finance Security investments totaled $76.9 million.
We execute on our investment strategy, in part, through OFSCC-FS, which established the BNP Facility on June 20, 2019. The reinvestment period of the BNP Facility ends on June 20, 2025, at which time the ability to access the unused commitment of the facility terminates. The facility is scheduled to mature on June 20, 2027. On a stand-alone basis, OFSCC-FS held approximately $151.0 million and $158.3 million in total assets as of December 31, 2024 and 2023, respectively, which accounted for approximately 35% and 34% of our consolidated total assets, respectively.
We also execute our investment strategy, in part, by investing in Structured Finance Securities. We believe OFS Advisor is uniquely positioned, given its expertise in structured credit and managing CLOs, to make opportunistic investments in Structured Finance Securities, through which we aim to target attractive risk-adjusted returns. During the years ended December 31, 2024 and 2023, we purchased $27.4 million and $7.6 million of Structured Finance Securities, respectively.
We historically have executed our investment strategy, in part, through SBIC I LP, a former licensee under the SBA’s SBIC program. On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million, and, on April 17, 2024, surrendered its license to operate as a SBIC.
A BDC is generally not permitted to incur indebtedness unless, immediately after such borrowing, it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act permits BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets).

On May 3, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. See “Part 1, Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective May 3, 2019.”
Consistent with our strategy to maintain a leveraged portfolio of credit investments, our total outstanding debt levels of $248.4 million and $302.4 million resulted in a statutory asset coverage ratio of 169% and 160% as of December 31, 2024 and December 31, 2023, respectively.
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
About OFS and Our Advisor
OFS is a full-service provider of capital and leveraged finance solutions to U.S. companies. As of December 31, 2024, OFS had 53 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides OFS Advisor with access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement also provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committees to serve in that capacity.
Our investment activities are managed by OFS Advisor, an investment adviser that is registered with the SEC under the Advisers Act and a wholly owned subsidiary of OFSAM. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. As our investment adviser, OFS Advisor allocates investment opportunities among us and any other clients fairly and equitably over time in accordance with its allocation policy. See “Regulation—Exemptive Relief.”
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
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid and Jeffrey A. Cerny, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 30 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies. For further details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2024, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
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
Our Administrator
We do not have any direct employees, and our day-to-day investment operations are managed by OFS Advisor. Currently, we have a chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, corporate secretary and, to the extent necessary, our Board may elect to appoint additional officers going forward. Our officers are employees of OFSC, an affiliate of OFS Advisor, and a portion of the compensation paid to our officers is paid by us pursuant to the Administration Agreement.
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
Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
Large Target Market. According to the National Center for the Middle Market, as of the fourth quarter of 2024, there were approximately 200,000 companies in the United States with annual revenues between $10.0 million and $1.0 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the bulk of OFS’s portfolio companies since its inception and constituted 67% of our portfolio at fair value as of December 31, 2024. We believe that this market segment will continue to produce significant investment opportunities for us.
Specialized Lending Requirements with High Barriers to Entry. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to private middle-market companies in the United States: (a) is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies; (b) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market; and (c) may also require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community. Due to the unique challenges facing lenders to middle-market companies, we believe that there are high barriers to entry that a new lender must overcome.
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
The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Jeffrey A. Cerny (through March 31, 2025), Kyde Sharp and Bilal Rashid, is responsible for the evaluation and approval of all debt and equity investments made by us, including ultimate asset allocations to us.
The Broadly Syndicated Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny (through March 31, 2025), and Kenneth A. Brown, assists with the review and evaluation of potential investments in Broadly Syndicated Loans made by us.
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny (through March 31, 2025), Brown, and Glen Ostrander, assists with the review and evaluation of potential investments in Structured Finance Security investments made by us.
The Pre-Allocation Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny (through March 31, 2025), Ostrander, Tod K. Reichert and Manish Rajguru, is responsible for determining whether a prospective investment is appropriate for allocation to one or more clients managed by registered investment advisor subsidiaries of OFSAM, including OFS Advisor, and the allocation of such investment among groups of advisory clients.
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
On January 28, 2025, Jeffrey A. Cerny notified our Board of his intention to retire. Mr. Cerny’s resignation as Chief Financial Officer and Treasurer is effective on March 31, 2025. As of March 31, 2025, Mr. Cerny will no longer be a member of the Middle-Market Investment Committee, Broadly Syndicated Investment Committee, Structure Credit Investment Committee, or Pre-Allocation Investment Committee. For further details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
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
Structure of Investments
We anticipate that our loan portfolio will continue to contain investments of the following types with the following characteristics:
Senior Secured First Lien Loans. First lien senior secured loans comprise, and are expected to continue to comprise, a significant portion of our investment portfolio. We obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans (in certain cases, subject to a payment waterfall). The collateral takes the form of first-priority liens on specified assets of the portfolio company borrower and, typically, first-priority pledges of the ownership interests in the borrower. Our first lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.
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
Broadly Syndicated Loans. Broadly Syndicated Loans (whose features are similar to those described under “Senior Secured First Lien Loans” and “Senior Secured Second Lien Loans” above), also commonly referred to as leveraged loans, are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDA and enterprise values larger than the middle-market characteristics described above (“Broadly Syndicated Loans”). The proceeds of Broadly Syndicated Loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings and financing capital expenditures. Broadly Syndicated Loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the Broadly Syndicated Loan (the “Loan Agreement”). In a typical Broadly Syndicated Loan, an administrative agent (the “Agent”) administers the terms of the Loan Agreement. In such cases, the Agent is normally responsible for the collection of principal and interest payments from the borrower and the apportionment of these payments to the credit of all institutions that are parties to the Loan Agreement. We will generally rely upon the Agent or an intermediate participant to receive and forward to us our portion of the principal and interest payments on the Broadly Syndicated Loan. Additionally, we normally will rely on the Agent and the other loan investors to use appropriate credit remedies against the borrower. The Agent is typically responsible for monitoring compliance with covenants contained in the Loan Agreement based upon reports prepared by the borrower. The Agent may monitor the value of the collateral and, if the value of the collateral declines, may accelerate the Broadly Syndicated Loan, may give the borrower an opportunity to provide additional collateral or may seek other protection for the benefit of the participants in the Broadly Syndicated Loan. The Agent and other loan investors may also pursue a “priming transaction”, where the Loan Agreement can be amended to the detriment of other lenders, in order to move collateral, or in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may result in the loss of all or a significant part of such investment. The Agent is compensated by the borrower for providing these services under a Loan Agreement, and such compensation may include special fees paid upon structuring and funding the Broadly Syndicated Loan and other fees paid on a continuing basis. The Broadly Syndicated Loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.
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
Structured Finance Securities. Structured Finance Securities include the mezzanine and subordinated note securities of a CLO, as well as loan accumulation facilities (colloquially referred to as “CLO warehouses”). Subordinated notes (colloquially referred to as “CLO equity securities”) and mezzanine debt (colloquially referred to as “CLO debt securities”), represent beneficial interests in portfolios consisting primarily of below-investment-grade senior secured loans with a large number of distinct underlying U.S. borrowers across various industry sectors. The subordinated note tranches of CLOs are unrated, represent the first loss position in a CLO structure, and are typically leveraged 9 to 13 times which translates to approximately 8% to 11% of a CLO’s capital structure. The high leverage can magnify our gains and losses on such investments. CLO subordinated note securities are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities after contractual payments to more senior CLO mezzanine debt holders and fund expenses. Economically, a CLO subordinated note security is equity-like in that it represents the residual interest in the CLO assets that bears the ultimate risk of loss and receives the benefits of success, but lacks features enabling its holders to direct the operations of the entity typically associated with equity instruments. Mezzanine debt represents the tranches immediately senior to the subordinated note, is usually rated BB to B, and represents approximately 4% to 7% of a CLO’s capital structure. Mezzanine debt tranches represent the second loss position, and can effectively become the residual interest if assets are insufficient to retire the mezzanine tranche at par.
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

MANAGEMENT AND OTHER AGREEMENTS
Investment Advisory Agreement
OFS Advisor is registered with the SEC as an investment adviser under the Advisers Act and is a wholly owned subsidiary of OFSAM. Pursuant to the Investment Advisory Agreement with and subject to the overall supervision of our Board and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, OFS Advisor:
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
For the years ended December 31, 2024, 2023 and 2022, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement to reduce its base management fee for the 2025 calendar year on January 8, 2025. During the years ended December 31, 2024, 2023 and 2022, this resulted in a reduction to our base management fee of $1.1 million, $1.2 million and $1.4 million, respectively.
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

Expenses recognized under the Investment Advisory Agreement with OFS Advisor for the years ended December 31, 2024, 2023 and 2022, are presented below (dollar amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Base management fees	$5,993	$7,218	$7,979
Incentive fees:
Income Incentive Fee	4,178	5,040	2,276
Capital Gains Fee(1)	—	—	(1,916)
(1) During the year ended December 31, 2022, we reversed the previously accrued $1.9 million Capital Gains Fee due to a reduction in net unrealized appreciation on the investment portfolio.
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
All investment professionals of OFS Advisor and/or its affiliates, when and to the extent engaged in providing us with investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to these services, are provided and paid for by OFS Advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions including the allocable portion of compensation and overhead of personnel of OFS Services. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by OFS Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSAM and its affiliates.”
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
Expenses recognized under the Administration Agreement with OFS Services for the years ended December 31, 2024, 2023 and 2022, are presented below (dollar amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Administration fees	$1,521	$1,680	$1,742
Indemnification
The Investment Advisory Agreement and the Administration Agreement both provide that OFS Advisor, OFS Services and their affiliates’ respective directors, officers, employees, members, managers, partners and stockholders are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement or the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement or the Administration Agreement.
Board Approval of the Investment Advisory and Administrative Agreements
Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 3, 2024. In reaching a decision to approve the continuation of the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
Our Board also reviewed services provided under the Administrative Agreement, and approved its continuation at the April 3, 2024 meeting.
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
We generally cannot issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if: (1) our Board determines that such sale is in our best interests and the best interests of our stockholders; and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities. On June 26, 2024, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current NAV per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale).
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Advisor, the other Affiliated Funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
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
Warrants and Options
Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that: (i) the warrants expire by their terms within ten years; (ii) the exercise or conversion price is not less than the current market value at the date of issuance; (iii) our stockholders authorize the proposal to issue such warrants, and our Board approves such issuance on the basis that the issuance is in the best interests of OFS Capital and its stockholders; and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
Senior Securities
A BDC generally is not permitted to incur indebtedness unless, immediately after such borrowing, it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act provides that a BDC may reduce its asset coverage ratio, provided that certain conditions are met. Specifically, Section 61(a)(2) provides that in order for a BDC whose common stock is traded on a national securities exchange to be subject to 150% asset coverage, the BDC must either obtain: (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval; or (ii) obtain stockholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such stockholder approval.
On May 3, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. See “Part 1, Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective May 3, 2019.”
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
On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Advisor, the other Affiliated Funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, we may file an application for an amendment to our existing Order to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio companies, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
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
Small Business Investment Company Regulations
On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million, and, on April 17, 2024, surrendered its license to operate as a SBIC.
Prior to surrendering our SBIC license on April 17, 2024, our use of cash held by SBIC I LP was restricted by SBA regulations, including limitations on the amount of cash SBIC I LP could distribute to us.
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
Proxy Voting Records. You may obtain information about how we voted proxies for the Company free of charge, by making a written request for proxy voting information to: OFS Capital Corporation, 10 S. Wacker Drive, Suite 2500, Chicago, Illinois 60606, Attention: Investor Relations, or by calling OFS Capital Corporation at (847) 734-2084. The SEC also maintains a website at http://www.sec.gov that contains such information.
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
We are also subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of: (1) 98% of our net ordinary income for each calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year); and (3) any income and gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2024, 2023 and 2022, we recognized U.S. federal excise tax expense of $(0.1) million, $0.0 million and $0.1 million, respectively.
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
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (1) treat dividends that would otherwise qualify for the dividends received deduction or constitute qualified dividend income as ineligible for such treatment; (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income; (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash; (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur; (7) adversely alter the characterization of certain complex financial transactions; and (8) produce income that will not be considered “qualifying income” for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.
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
Some of the income and fees that we recognize may result in income that will not be considered “qualifying income” for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees. OFSCC-MB, our taxable C-corporation subsidiary, held equity investments with an aggregate fair value of $4.6 million and $2.8 million as of December 31, 2024 and 2023, respectively, to prevent such non-qualifying income from adversely affecting our RIC status. During the years ended December 31, 2024, 2023 and 2022, OFSCC-MB incurred $0, $0.1 million and $0.2 million, respectively, of federal and state income taxes on its earnings and profits.
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
Co-Investment with Affiliates. On August 4, 2020, we received our current Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Advisor, the other Affiliated Funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
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
•The effects of inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
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
The uncertain state of the global economy, as well as various social, economic and political tensions in both the United States and around the world (including war, terrorist attacks and other forms of conflict), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, there is currently geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China, and as a result of the ongoing war between Russia and Ukraine.
In addition, the impact of trade and immigration policies could add to price and wage pressures and may elevate inflation. Any disruptions in the capital markets, as a result of economic, political and market instability (including as a result of the change in U.S. presidential administrations, a shutdown of U.S. government services, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us.
Major public health incidents may lead to significant economic disruption in the economy of the United States and the economies of other nations. Any such disruption or future pandemics, as well as the generally negative economic impact of such events, may have adverse impacts on our business and our results of operations and financial condition. While certain markets have shown signs of stabilizing, market conditions remain uncertain and a period of deterioration and volatility could re-emerge.

Negative economic trends would also increase the likelihood that major financial institutions or other entities having a significant impact on the financial and credit markets may suffer a bankruptcy or insolvency. In addition, certain industries may feel the impact of such negative economic trends more than others. There is a material possibility that economic activity will be volatile or will slow significantly, and some obligors may be significantly and negatively impacted by these negative economic trends. Although the leveraged finance and CLO markets have made significant recoveries from the adverse impact of the credit crisis, there can be no assurance that the leveraged finance and CLO markets will not be adversely impacted by future economic downturns or market volatility.
The financial results of middle-market companies, in which we primarily invest, have experienced deterioration because of market volatility, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for middle-market companies. Moreover, adverse economic conditions have decreased, and may in the future decrease, the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required, and may in the future require, us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
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
As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our ICTI. If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our ICTI and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of: (i) 98.0% of our ordinary income for the calendar year; (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year; and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that we: (i) declare on or before the later of the 15th day of the 9th month following the close of our taxable year or in the case of an extension of time for filing our return for the taxable year, the due date for filing such return taking into account such extension; and (ii) pay during the following taxable year (but not later than the date of the first dividend payment of the same type of dividend made after such declaration). Such dividends will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year.

For example, we may defer distributions of income earned during 2024 until as late as December 31, 2025. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to disruptions in the economy, including fluctuating interest rates and high inflation rates, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—In the future, we may choose to pay distributions in our own stock and stockholders may be required to pay tax in excess of the cash they receive.”
We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSAM and its affiliates.
OFS Advisor is a wholly owned subsidiary of OFSAM, has no employees and depends upon access to the investment professionals and other resources of OFSC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFSC to obtain access to deal flow generated by the professionals of OFSC and its affiliates. Under a staffing agreement between OFSC and OFS Advisor, OFSC has agreed to provide OFS Advisor with the following services to enable OFS Advisor to undertake and perform its business activities as an investment adviser: (i) the provision of staff necessary to meet all staffing requirements, including making available experienced investment professionals and access to the senior investment personnel of OFSC and its affiliates; and (ii) the services of certain named members of the investment committee of OFS Advisor. Experienced investment professionals include investment professionals with reasonable industry experience who are responsible for making investment decisions, conducting research and analysis, and managing risks to achieve their clients’ financial goals. Roles and titles of such individuals include, but are not limited to, directors, associates and analysts who evaluate, structure, monitor and review investments of OFS Advisor and its clients, including the Company. Senior investment personnel include investment professionals that have developed a broad network of contacts within the investment community and that have an average of over 25 years of investing experience, including experience with structuring and investing in CLOs, as well as investing in assets that constitute the underlying assets held by typical CLOs in which the Company will invest. Roles and titles of such individuals include president, chief executive officer, chief financial officer, senior managing director and managing director. To manage potential conflicts of interest that may arise as a result of the staffing agreement, OFS Advisor and its clients, including the Company, have jointly adopted a Code of Ethics that is designed to address potential conflicts of interest and establishes applicable policies, guidelines and procedures that promote ethical practices and conduct by all personnel of OFS Advisor and OFSC and prevent violations of applicable laws, including the Advisers Act and the 1940 Act.
The staffing agreement also provides for: (i) the identification of investment opportunities for OFS Advisor and its clients, and its affiliates and structured finance vehicles; (ii) evaluation (investment and credit analysis), structuring, monitoring and review of investments of OFS Advisor and its clients, and its affiliates and structured finance vehicles, and the negotiation and closing of investment transactions on behalf of OFS Advisor and its clients, and its affiliates and structured finance vehicles; (iii) legal, compliance and accounting functions; (iv) all other functions and duties of OFS Advisor and its affiliates that are customarily performed by other companies in similar businesses to OFS Advisor and its affiliates; and (v) such other services as may be agreed to from time to time between OFS Advisor and OFSC. We are not a party to this staffing agreement and cannot assure you that OFSC will fulfill its obligations under the agreement. If OFSC fails to perform, we cannot assure you that OFS Advisor will enforce the staffing agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OFSC and its affiliates or their information and deal flow.
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the OFSC senior professionals to achieve our investment objectives. Our future success will depend, to a significant extent, on the continued service and coordination of the OFSC senior management team, particularly Bilal Rashid, Jeffrey A. Cerny, Glen Ostrander and Kenneth A. Brown (collectively, the “Senior Investment Team”). Each of these individuals is an employee at will of OFSC, and is not subject to an employment contract. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM Holdings and Chairman of the Middle Market Investment Committee of OFS Advisor, Structured Credit Investment Committee of OFS Advisor and Broadly Syndicated Investment Committee of OFS Advisor pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler, any of the Senior Investment Team, any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
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
The participation of OFS Advisor’s professionals in our valuation process could also result in a conflict of interest since OFS Advisor’s base management fee is based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets, other than assets held in OFSCC-FS and SBIC I LP, under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock, as applicable. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the base management fee payable to OFS Advisor is payable based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), OFS Advisor has a financial incentive to cause us to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to OFS Advisor.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us; therefore, provided certain conditions are met, we became subject to the reduced asset coverage ratio as of May 3, 2019. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective May 3, 2019.” As of December 31, 2024, our asset coverage ratio was 169%.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed Return on Portfolio	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(32.7)%	(20.8)%	(8.9)%	3.0%	14.9%
(1) Assumes $409.7 million in investments at fair value, $248.4 million in outstanding debt, $172.2 million in net assets, and an average cost of funds of 6.17% as of December 31, 2024. Our investment portfolio must experience an annual return of 3.74% at least to cover interest payments on the outstanding debt.
This example is for illustrative purposes only, and actual interest rates on and the amount of our borrowings are likely to fluctuate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings” for additional information.
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
Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
A number of entities compete with us to make the types of investments that we plan to make. We compete with public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. These characteristics could allow our competitors to consider a wider variety of instruments, establish more relationships and offer better pricing and more flexible structuring than we are able to. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities or make investments that are consistent with our investment objectives.
With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with OFSAM Holdings and its affiliates or accounts managed by OFSAM Holdings’ affiliates. Although OFS Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation.
We may suffer credit losses.
Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore, our securities may not be suitable for someone with a low risk tolerance. These risks are likely to increase during volatile economic periods, such as the recent economic volatility in the United States, Europe and China.
We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC.
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain our RIC status. As a RIC, we are not subject to U.S. federal income tax imposed at corporate rates on our income and capital gains that we timely distribute (or that we are deemed to distribute) to our stockholders. To maintain RIC status under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of securities or similar sources. The asset diversification requirement will be satisfied if we meet certain asset composition requirements at the end of each calendar quarter. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we expect most of our investments to be in illiquid securities, for which there will likely be no active public market, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
We must also meet the Annual Distribution Requirement to qualify for RIC tax treatment. We will be subject, to the extent we use debt financing or preferred stock, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we could fail to maintain our qualification for the tax benefits available to RICs and, thus, become subject to U.S. federal income tax.
If we fail to qualify for tax treatment as a RIC for any reason and become subject to U.S. federal income tax, the resulting taxes at corporate rates could substantially reduce our net assets, the amount of income available for distribution to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as OID or market discount, which may arise if we acquire a debt security at a significant discount to par. Such discounts will be included in income before we receive any corresponding cash payments. We also may be required to include certain other amounts in income that we will not receive in cash.
Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities for this purpose. If we are unable to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income taxes at corporate rates.
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
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that we distribute to our stockholders, provided that we satisfy certain distribution and other requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for tax treatment as a RIC in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our NAV and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.
Our Banc of California Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the Banc of California Credit Facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The Banc of California Credit Facility provides us with a senior secured revolving line of credit of up to $25.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the Banc of California Credit Facility. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP, and our partnership interest in SBIC I LP. The Banc of California Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees and a maximum ratio of liabilities divided by NAV. The Banc of California Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The Banc of California Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the Banc of California Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the Banc of California Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of December 31, 2024, the Banc of California Credit Facility had an outstanding balance of $1.0 million and an unused commitment of $24.0 million, subject to a borrowing base and other covenants.
Adverse developments in the credit markets may impair our ability to secure debt financing.
Economic recessions or downturns may result in a prolonged period of market illiquidity, which could have a material adverse effect on our business, financial condition and results of operations. During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. In the event of a market downturn or recession, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
Recent developments in the banking sector could materially affect the success of our activities and investments.
Recent insolvency, closure, receivership or other financial distress or difficulty and related events experienced by certain U.S. and non-U.S. banks (each, a “Distress Event”), have generally caused uncertainty and fear of instability in the global financial system. In addition, eroding market sentiment and speculation of potential future Distress Events have caused other financial institutions - in particular smaller and/or regional banks - to experience volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions, potentially triggering the occurrence of additional Distress Events. Notwithstanding intervention by certain U.S. and non-U.S. governmental agencies to protect the uninsured depositors of banks that have recently experienced Distress Events, there is no guarantee that depositors (which depositors could include us and/or our portfolio companies) that have assets in excess of the Federal Deposit Insurance Corporation insurance limit on deposit with a financial institution that experiences a Distress Event will be made whole or, even if made whole, that such deposits will become available for withdrawal or other usage on a timely basis. For example, we regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which would adversely impact our results of operations or financial condition.
There is a risk that other banks, other lenders, or other financial institutions (including such financial institutions in their respective capacities as brokers, hedging counterparties, custodians, loan servicers, administrators, intermediary or other service providers) may be similarly impacted, and it is uncertain what steps (if any) government or other regulators may take in such circumstances. As a consequence, for example, we may be delayed or prevented from accessing funds or other assets, making any required payments under debt or other contractual obligations, paying distributions or pursuing key strategic initiatives. In addition, such banks’ or other financial institutions’ Distress Events and/or attendant instability could adversely affect, in certain circumstances, the ability of co-lenders, syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us or being consummated by us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies.
In addition, in the event that a financial institution that provides credit facilities and/or other financing to us and/or one or more of our portfolio companies closes or experiences any other Distress Event, there can be no assurance that such financial institution will honor its obligations to provide such financing or that we or such portfolio company will be able to secure replacement financing or credit accommodations at all or on similar terms, or be able to do so without suffering delays or incurring losses or significant additional expenses. Similarly, if a Distress Event leads to a loss of access to a financial institution’s other services (in addition to financing and other credit accommodations), it is also possible that we will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). We are subject to similar risks if a financial institution utilized by our investors or by vendors, brokers, dealers, custodians, loan and portfolio servicers, hedging and other service providers or other counterparties becomes subject to a Distress Event, which could have a material adverse effect on us.
Uncertainty caused by recent bank failures - and general concern regarding the financial health and outlook for other financial institutions - could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us or our financial performance.
Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our, and our portfolio companies’ business, results of operations or financial condition.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels, including those that govern BDCs, RICs, or non-depository commercial lenders. These laws and regulations, including applicable accounting standards, as well as their interpretation, may change from time to time, including as the result of directives from the U.S. President and others in the executive branch and new laws, regulations, accounting standards and interpretations may also come into effect. As a result of the 2024 U.S. presidential election, one political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. This could impose greater costs on all sectors and on financial services companies in particular and could have a material adverse effect on our business.
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
In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-

money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
Legislative or other actions relating to taxes, including changes in how existing tax laws are interpreted or enforced, could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The effect of any changes implemented by the new U.S. presidential administration, Congress or taxing authorities could be complex and far-reaching, and these laws and regulations and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations. We also cannot predict with certainty how any future changes in the tax laws might affect us, our investors or our portfolio investments, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
The United States has recently enacted and proposed to enact significant new tariffs and U.S. relations with the rest of the world remain uncertain with respect to taxes, trade policies and tariffs, especially in response to the current U.S. presidential administration and Congress. Changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods among other possible changes. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
The effect of global climate change or the legal, regulatory or market responses to such change may impact the operations of our portfolio companies.
There may be evidence of global climate change and the long-term effects of it are difficult to predict. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more systems backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
Regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our portfolio companies to other types of transition risks, such as: (i) political and policy risks (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations); (ii) regulatory and litigation risks (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change); (iii) technology and market risks (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions); (iv) business trend risks (including the increased attention to ESG considerations by our investors in their investment decisions); and (v) potential harm to our reputation if our stockholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of our portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
OFS Advisor and its affiliates manage other assets, including those of other BDCs, registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a sub-advisor and CLOs, and may manage other entities in the future. These other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to HPCI, a non-traded BDC that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first lien, second lien and unitranche loans as well as subordinated loans and, to a lesser extent, common stock, preferred stock and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both HPCI and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. HPCI operates as a distinct and separate entity and any investment in our common stock will not be an investment in HPCI. In addition, our executive officers serve in substantially similar capacities for HPCI and OCCI and certain of our independent directors serve in a similar capacity for HPCI or OCCI. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
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
OFSC senior professionals and members of the Advisor Investment Committees may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our stockholders.
The valuation process for certain of our portfolio holdings may create a conflict of interest.
Many of our portfolio investments are made in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments. As valuation designee, OFS Advisor determines the fair value of our portfolio investments in good faith, and, as a result, there may be uncertainty as to the value of our portfolio investments. In addition, the members of our Board who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of OFS Advisor in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our Board, could result in a conflict of interest since OFS Advisor’s base management fee is based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds subject to compliance with the Order. The Order superseded a previous order that we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Adviser, the other Affiliated Funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
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
Our base management fee is payable based upon our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity. This fee structure may encourage OFS Advisor to cause us to borrow money to finance additional investments. The utilization of higher (or additional) leverage may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by OFS Advisor on our behalf, our Board may not be able to monitor this potential conflict of interest effectively.
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
The part of the incentive fee payable to OFS Advisor that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest or other income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for OFS Advisor to the extent that it may encourage OFS Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. OFS Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because OFS Advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive previously accrued deferred income in cash.
OFS Advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify OFS Advisor against certain liabilities, which may lead OFS Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our Board in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its affiliates, and its and their respective officers, directors, members, managers, partners, stockholders and employees, will not be liable to us or any subsidiary of ours, or our or their respective officers, directors, members, managers, partners, stockholders or employees, for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its affiliates, and its and their respective officers, directors, members, managers, partners, stockholders and employees, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
OFS Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If OFS Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the OFS Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
As of December 31, 2024, we had $248.4 million of debt outstanding. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all.
If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in our stockholders’ best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve any such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). On June 26, 2024, our stockholders approved a proposal that authorizes us to issue shares of our common stock at a price below our current NAV, subject to certain limitations, for up to 12 months from such approval. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and our stockholders might experience dilution.
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
We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. For example, investments we make in CLO securities are generally made in non-U.S. entities and thus are deemed to be non-qualifying assets. If a sufficient portion of our assets are not qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition and results of operations.

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
Investments in leveraged companies involve a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold due to the significant volatility of such companies. Negative developments may be accompanied by deterioration of the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Such developments may ultimately result in the leveraged companies in which we invest entering into bankruptcy proceedings, which have a number of inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is difficult to estimate the extent of, or even to identify, any contingent claims that might be made. Certain claims that have priority by law (for example, claims for taxes) may be substantial. In addition, our subordinated loans are generally subordinated to senior loans and are generally unsecured, other creditors may rank senior to us in the event of a bankruptcy proceeding.
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

The effects of inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies may operate in industries that have been, or may be, impacted by the effects of inflation. Although U.S. inflation rates have fluctuated in recent period, they remain above the historic levels over the past several decades. Such inflationary pressures have increased the costs of labor, energy and raw materials and have adversely effected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to the effects of inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. The Federal Reserve decreased the federal funds rate twice in 2024. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases remain, including as a result of the new U.S. presidential administration. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
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
The documents governing our Broadly Syndicated Loans, the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions.”
The documents governing our Broadly Syndicated Loans, the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions,” where majority lenders or debtors can amend the documents to the detriment of other lenders, in order to move collateral, or in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may adversely affect our rights and security priority with respect to such loans or result in the loss of all or a significant part of such investment.
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
We have purchased, and may purchase in the future, common stock and other equity securities, including warrants, in various portfolio companies. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on the portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event the portfolio company issues additional securities or the inability to transfer or sell these positions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.
Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment in a timely manner could result in a realized loss on the investment.
If we obtain a control investment in a portfolio company, our ability to divest ourselves from a debt or equity investment could be restricted due to illiquidity in a private stock, limited trading volume of a public company’s stock, inside information on a company’s performance, insider blackout periods, the governing documents of such an investment or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.
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
We may invest in Structured Finance Securities that comprise the equity tranche of CLOs, which are junior in priority of payment and are subject to certain payment restrictions generally set forth in an indenture governing such investments. In addition, Structured Finance Securities generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing such investments. Structured Finance Securities are not guaranteed by another party and are subject to greater risk than the secured notes issued by the CLO. CLOs are typically highly leveraged, utilizing up to approximately 9-13 times leverage, and therefore Structured Finance Securities are subject to a risk of total loss. There can be no assurance that distributions on the assets held by the CLO will be sufficient to make any distributions or that the yield on the Structured Finance Securities will meet our expectations.
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
Most of our assets are presently invested in illiquid securities, and a substantial portion of our investments in leveraged companies is subject to legal and other restrictions on resale or is otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, OFS Advisor, OFSAM Holdings or any of its other affiliates have material nonpublic information regarding such portfolio company.
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
As of December 31, 2024, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, based on its fair value of $89.3 million, $89.1 million of which represents unrealized appreciation, accounted for 22% of our total investment portfolio at fair value, or 52% of total net assets. A deterioration in this portfolio company’s operating performance or other factors underlying the valuation of this investment could have a material impact on our NAV.
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
We may expose ourselves to risks if we engage in hedging transactions.
While we do not currently engage in hedging transactions, if we were to engage in hedging transactions, we would expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates.
Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation at an acceptable price for anticipated fluctuations.
The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.
Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.
The 1940 Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. We expect that these investments would focus on the same debt investments that we make in U.S. middle-market companies and/or Broadly Syndicated Loans and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings. However, our investments in CLO securities are generally made in non-U.S. entities.
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
When we invest in senior secured, unitranche, second lien and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we invest in may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
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
The fair value of certain of our investments may be significantly affected by changes in interest rates. Although senior secured loans are generally floating rate instruments, our investments in senior secured loans, including those made indirectly through our investments in CLO securities, are sensitive to interest rate levels and volatility. Although CLOs are generally structured to mitigate the risk of interest rate mismatch, there may be some difference between the timing of interest rate resets on the assets and liabilities of a CLO. Such a mismatch in timing could have a negative effect on the amount of funds distributed to CLO equity investors. In addition, CLOs may not be able to enter into hedge agreements, even if it may otherwise be in the best interests of the CLO to hedge such interest rate risk. Furthermore, in a significant rising interest rate environment and/or economic downturn, loan defaults may increase, resulting in losses for the loans and CLOs in which we invest and result in credit losses that may adversely affect our cash flow, fair value of our assets and operating results.
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
Reference Rate Risk. As of September 30, 2024, no settings of LIBOR continue to be published. On March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that matured after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The Federal Reserve Board adopted a final rule in December 2022 implementing the LIBOR Act and specified benchmarks based on SOFR.
Although the transition process away from LIBOR has become increasingly well-defined, the transition process is complex. SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, but it is unclear if other benchmarks may emerge. These developments and the use of SOFR or other alternative reference rates could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.
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
Also, given the structure of the incentive fee payable to OFS Advisor, a general increase in interest rates would likely have the effect of making it easier for OFS Advisor to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of OFS Advisor.
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
•the inability to secure additional debt or equity capital or to exit portfolio company investments;
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
If our common stock is trading below its NAV per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have historically traded at discounts to their NAVs. As of December 31, 2024, our NAV per share was $12.85 and the closing price of our common shares on The Nasdaq Global Select Market was $8.07. If our common stock trades below NAV, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below NAV is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV.
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
•    pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Unsecured Notes, including subordinated indebtedness, in each case, other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B), as modified by the provisions of Section 61(a), of the 1940 Act as may be applicable to us from time to time, or any successor provisions, giving effect to: (i) any exemptive relief granted to us by the SEC; and (ii) any no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B), as modified by the provisions of Section 61(a), of the 1940 Act as may be applicable to us from time to time in order to maintain the BDC’s status as a RIC under Subchapter M of the Code.

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
We may choose to redeem the Unsecured Notes Due October 2028 (without a prepayment penalty) or the Unsecured Notes Due February 2026 (subject to a prepayment penalty through November 9, 2025) at any time prior to their respective maturities, especially if prevailing interest rates are lower than the rate borne by the Unsecured Notes. If prevailing rates are lower at the time of redemption, and we redeem the Unsecured Notes, Unsecured Note holders would likely not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Unsecured Notes being redeemed. Our redemption right may also adversely impact Unsecured Note holders’ ability to sell the Unsecured Notes.
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

We are subject to risks related to corporate social responsibility, and compliance with ESG-related regulations may impose additional capital and operational expenditures on our business.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are perceived to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized.
ESG integration and responsible investing practices as a whole are rapidly evolving. and there are different principles, frameworks, methodologies and tracking tools being implemented. Our adherence to such principles, frameworks, methodologies and tools may vary over time. We risk damage to our brand and reputation if we fail to act (or are perceived to not act) responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, corporate governance, support for local communities and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and our relationships with investors, all of which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to any ESG activities will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies and legislation or issued related legal opinions. If investors subject to such legislation view any of our ESG activities as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the price of our common stock.
We may be subject to disclosure laws and regulations related to a range of sustainability matters, including greenhouse gas emissions; climate change risks; diversity, equity and inclusion; and human rights matters. For example, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures by public companies and in public offerings; these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. In 2023, California passed the Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California, as well as the Voluntary Carbon Market Disclosures Act, which is focused on the voluntary carbon market for carbon credits but also includes disclosure requirements for companies with a required nexus to California making certain climate-related claims. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws as well as laws requiring reporting of information on other ESG topics, such as human capital. Compliance with such laws, if they survive any legal challenges, may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage.
There are a number of different principles, frameworks, and/or methodologies for integrating sustainability-related incentives, mandates, and/or reporting requirements into financing arrangements. Any principles, frameworks, and/or methodologies which we anticipate referencing and/or utilizing may not align with our peers and/or those preferred by prospective investors. In addition, unless otherwise stated in our regulatory disclosures, no assurance is given that any of our financing arrangements will align with particular market frameworks.
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
A cybersecurity incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Despite careful security and controls design, our information technology systems and the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks, the result of which may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation damage to business relationships and damage to our competitiveness, stock price, and long-term stockholder value. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our, our portfolio companies’ and our third-party vendors’ reliance on technology which may also include embedded artificial intelligence (“AI”) has increased, so have the risks posed to our information systems, both internally and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
In addition, cybersecurity has become a top priority for regulators around the world, including the SEC, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks and upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. If we fail to comply with relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. Further, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from new flexible work arrangements have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard systems could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct business operations. In addition, remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above.
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
Recent technological advances in AI and machine learning technology (“Machine Learning Technology”), including OpenAI’s release of its ChatGPT applications, pose risks to us, OFS Advisor and any third parties that we engage with. We could be exposed to the risks associated with AI and Machine Learning Technology if third-party service providers or any counterparties, whether or not known to us, use such technologies in their business activities. We and OFS Advisor are not in a position to control the use of AI and Machine Learning Technology in third-party products or services. Use of AI and Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming improperly disseminated. AI and Machine Learning Technology and their applications, including in the private investment and financial sectors, continue to develop rapidly, and we cannot predict the risks that may arise from such developments.
A failure to effectively adopt or utilize AI to improve productivity or the analytical abilities of our investment professionals may put us at a competitive disadvantage and affect our business and results of operations. AI and Machine Learning Technology are generally highly reliant on the collection and analysis of large amounts of data. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would likely degrade the effectiveness of AI and Machine Learning Technology. To the extent we are exposed to the risks of AI and Machine Learning Technology use, any such inaccuracies or errors could adversely impact us and our business.
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
The current global financial market environment, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have previously lowered, or threatened to lower, the long-term sovereign credit rating on the United States.
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
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
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
In addition to the Committee’s responsibilities, OFS Advisor has established a Cybersecurity Subcommittee (the “Subcommittee”). The Subcommittee consists of the CCO, the CTO, the GC, and the chief financial officer of each of OFS Advisor’s public clients, including our Chief Financial Officer. The Subcommittee is responsible for overseeing our cybersecurity-related public disclosure obligations and ensuring our management and the Board is informed of material cybersecurity incidents affecting us and OFS Advisor. The Committee is chaired by CIM Group’s CTO, and the Subcommittee is co-chaired by CIM Group’s CTO and the CCO.

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
Item 3.     Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2024. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMMON STOCK AND HOLDERS
Our common stock is traded on The Nasdaq Global Select Market under the symbol “OFS”. The last reported sale price for our common stock on The Nasdaq Global Select Market on February 27, 2025 was $8.45 per share. As of February 27, 2025, there were three holders of record of the common stock, one of which was OFSAM Holdings. A holder of record does not identify stockholders for whom shares are held beneficially in “nominee” or “street name”.
The following table lists the high and low intraday sale price for our common stock, NAV per share, and the cash distributions per share that we have declared on our common stock for each fiscal quarter during the last two most recently completed fiscal years. The stock quotations are inter-dealer quotations and do not include markups, markdowns or commissions.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share
Period		High	Low
Fiscal 2024
Fourth Quarter	$12.85	$8.98	$7.81	-30.1%	-39.2%	$0.34
Third Quarter	$11.29	$9.35	$7.75	-17.2%	-31.4%	$0.34
Second Quarter	$11.51	$10.14	$8.42	-11.9%	-26.8%	$0.34
First Quarter	$11.08	$12.07	$9.53	8.9%	-14.0%	$0.34
Fiscal 2023
Fourth Quarter	$12.09	$12.41	$9.69	2.6%	-19.9%	$0.34
Third Quarter	$12.74	$12.44	$9.51	-2.4%	-25.4%	$0.34
Second Quarter	$12.94	$11.01	$9.10	-14.9%	-29.7%	$0.33
First Quarter	$13.42	$10.92	$9.60	-18.6%	-28.5%	$0.33
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

Issuer Purchases of Equity Securities
Stock Repurchase Program
On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On each of May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, the Board extended the Stock Repurchase Program for an additional two-year period through May 22, 2026. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchase in connection with the Stock Repurchase Program. During the year ended December 31, 2024, we did not make any repurchases of our common stock.
The following table summarizes the shares of common stock that we repurchased under the Stock Repurchase Program during the years ended December 31, 2024, 2023 and 2022 (amounts in thousands except shares):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2022 through December 31, 2022	42,254	$8.30	42,254	$9,642
January 1, 2023 through December 31, 2023	—	—	—	9,642
January 1, 2024 through December 31, 2024	—	—	—	9,642
Total	42,254	$8.30	42,254	$9,642
Dividend Reinvestment Plan (DRIP)
During the year ended December 31, 2024, there were $0.3 million of distributions reinvested under the DRIP. For additional information concerning the DRIP, see Note 10 of our consolidated financial statements in “Part II, Item 8. Financial Statements and Supplementary Data.”

Sales of Unregistered Securities
We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Stock Index, the Russell 1000 Index and the S&P BDC Index, for the last 10 fiscal years. The graph assumes that, on December 31, 2014, a person invested $10,000 in our common stock, the S&P 500 Stock Index, the Russell 1000 Index and the S&P BDC Index. The graph measures total stockholder return, which takes into account changes in stock price and assumes reinvestment of all dividends and distributions prior to any tax effect.

Total Return Performance
300.00
250.00
200.00
150.00
100.00
50.00
0.00
(50.00)
Total Return (%)
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
OFS Capital Corporation
S&P 500
S&P BDC Index
Russell 1000

	Annualized Total Returns
	1 Year	5 Year	10 Year	10 Year - Cumulative
OFS Capital Corporation	(19.7)%	6.7%	8.9%	134.6%
S&P 500	25.0%	14.5%	13.1%	242.5%
S&P BDC Index	16.6%	11.0%	9.3%	142.2%
Russell 1000	24.5%	14.3%	12.9%	235.6%
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

Stockholder transaction expenses:
Sales load borne by us (as a percentage of offering price)	—%	(1)
Offering expenses borne by us (as a percentage of offering price)	—%	(2)
DRIP fees (per sales transaction fee)	$15.00	(3)
Total Stockholder transaction expenses (as a percentage of offering price)	—%

Estimated annual expenses (as a percentage of net assets attributable to common stock):(9)
Base management fees payable under the Investment Advisory Agreement	4.14%	(4)
Incentive fees payable under the Investment Advisory Agreement	2.43%	(5)
Interest payments on borrowed funds	9.67%	(6)
Other expenses	2.57%	(7)
Total annual expenses	18.81%	(8)
(1)     The amounts set forth in this table do not reflect the impact of any sales load borne by the Company and its stockholders. If applicable, the prospectus supplement relating to an offering of our common stock will disclose the applicable sales load borne by the Company and its common stockholders as a percentage of the offering price and the following “Example” will be updated accordingly.
(2)    The related prospectus supplement will also disclose the applicable offering expenses and total stockholder transaction expenses.
(3)     The expenses of the DRIP are included in “other expenses.” The plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan except that, if a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds.
(4)     Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and assets owned by any consolidated entity). This item represents projected base management fees for the next twelve months assuming that the base management fee expense remains consistent with the base management fee incurred during the year ended December 31, 2024. The estimated base management fee used for the calculation in the table above excludes the fee reduction on OFSCC-FS Assets agreed to by OFS Advisor for the year ended December 31. 2024. See “Management and Other Agreements—Investment Advisory Agreement.”
(5)     The incentive fee assumes that the Income Incentive Fee we will incur during the next twelve months remains consistent with the actual amounts incurred for the Income Incentive Fee for the year ended December 31, 2024. The Capital Gains Fee will be accrued, but not necessarily become payable, if, on a cumulative basis, the sum of net realized capital gains and losses plus net unrealized appreciation and depreciation is positive. The amount set forth in the table assumed the Capital Gains Fee is 0.0%.
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
(6)     Interest payments on borrowed funds assumes that the interest expense we will incur during the next twelve months remains consistent with the actual interest expense incurred during the year ended December 31, 2024. Borrowing costs also include amortization of deferred debt issuance costs related to the issuance of our outstanding debt. As of December 31, 2024, our asset coverage ratio was 169% as permitted under Section 61(a)(2) of the 1940 Act, and assumes a weighted average interest rate for our assumed average outstanding borrowings of 6.38%, which is equal to the weighted average effective interest rate of our debt during the year ended December 31, 2024.
    We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. As of December 31, 2024, availability under the Banc of California Credit Facility was $24.0 million, based on the stated advance rate of 50% under the borrowing base and the $1.0 million outstanding. As of December 31, 2024, availability under the BNP Facility was $82.7 million and $67.4 million remained outstanding. Our stockholders will bear directly or indirectly the costs of borrowings under any debt instruments we may enter into.
(7) “Other expenses” assumes that other expenses we incur during the next twelve months remain consistent with the actual amounts incurred during the year ended December 31, 2024. “Other expenses” includes our overhead expenses, including services under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by OFS Services. See “Management and Other Agreements—Administration Agreement.” “Other expenses” also includes ongoing professional expenses to our independent accountants, legal counsel, other professional service providers and compensation of independent directors.
(8)     Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act. We do not currently invest in underlying funds or other investment companies and therefore do not expect to incur any acquired fund fees and expenses. The indirect expenses that will be associated with our Structured Finance Securities are not included in the fee table presentation, but if such expenses were included in the fee table presentation then our total annual expenses would have been 19.04%.
(9)    Estimated annual expense captions presented in the table above are computed relative to our net asset value of $172.2 million as of December 31, 2024.
Example. The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above, except that the incentive fee has been assumed as 0% as further described below, resulting in an assumed total annual expense ratio of 16.38% of net assets. The expense amounts assume an annual base management fee of 1.75% as described in footnote 4 above, or 4.14% of net assets, for each year. Transaction expenses are not included in the following example.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$155	$413	$616	$953
While the example assumes a 5.0% annual return, as required by the applicable rules of the SEC, our performance will vary and may result in a return greater or less than 5.0%. The incentive fee under the Investment Advisory Agreement is subject to an annual rate of return hurdle rate of 8.0% annualized. Therefore, assuming a 5.0% annual return as in the example above, the incentive fee would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the above example. The above illustration assumes that we will not realize any capital gains (computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses and returns to our investors would be higher. For example, if we assumed that we received our 5.0% annual return completely in the form of net realized capital gains on our investments, computed net of all cumulative unrealized depreciation on our investments, the projected dollar amount of total cumulative expenses set forth in the above illustration would be as follows:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$164	$440	$656	$1,012
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

SENIOR SECURITIES
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following table for each year in the ten-year period ended December 31, 2024. The senior securities table as of December 31, 2024, 2023, 2022, 2021, 2020 and 2019 was audited by KPMG LLP and the senior securities table as of December 31, 2018, 2017, 2016 and 2015 was audited by our former independent registered public accounting firm. The “ — ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities. KPMG LLP’s report on the senior securities table as of December 31, 2024 is included within the Report of Independent Registered Public Accounting Firm included in this Annual Report on Form 10-K.

(dollar amounts in thousands, except per unit data) Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
4.75% Notes due 2026
December 31, 2024	$125,000	$3,365	—	N/A
December 31, 2023	$125,000	$3,460	—	N/A
December 31, 2022	$125,000	$3,721	—	N/A
December 31, 2021	$125,000	$3,870	—	N/A

4.95% Notes due 2028
December 31, 2024	$55,000	$7,647	—	$22.20
December 31, 2023	$55,000	$7,864	—	$21.82
December 31, 2022	$55,000	$8,457	—	$23.27
December 31, 2021	$55,000	$8,795	—	$25.51

6.25% Notes due 2023
December 31, 2020	$25,000	$14,754	—	$24.82

6.375% Notes due 2025
December 31, 2020	$50,000	$7,377	—	$22.66
December 31, 2019	$50,000	$7,519	—	$25.30
December 31, 2018	$50,000	$5,645	—	$24.84

6.50% Notes due 2025
December 31, 2020	$48,525	$7,601	—	$22.80
December 31, 2019	$48,525	$7,747	—	$25.29
December 31, 2018	$48,525	$5,817	—	$24.43

5.95% Notes due 2026
December 31, 2020	$54,325	$6,790	—	$21.89
December 31, 2019	$54,325	$6,920	—	$24.75

BNP Facility
December 31, 2024	$67,350	$6,245	—	N/A
December 31, 2023	$90,500	$4,779	—	N/A
December 31, 2022	$104,700	$4,442	—	N/A
December 31, 2021	$100,000	$4,837	—	N/A
December 31, 2020	$31,450	$11,728	—	N/A
December 31, 2019	$56,450	$6,659	—	N/A

Banc of California Credit Facility
December 31, 2024	$1,000	$420,574	—	N/A
December 31, 2023	$—	$—	—	N/A

(dollar amounts in thousands, except per unit data) Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$600	$614,760	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$12,000	$23,521	—	N/A
December 31, 2017	$17,600	$11,540	—	N/A
December 31, 2016	$9,500	$15,821	—	N/A
December 31, 2015	$—	$—	—	N/A

SBA debentures (SBIC I LP)(5)
December 31, 2023	$31,920	$—	—	N/A
December 31, 2022	$50,920	$—	—	N/A
December 31, 2021	$69,920	$—	—	N/A
December 31, 2020	$105,270	$—	—	N/A
December 31, 2019	$149,880	$—	—	N/A
December 31, 2018	$149,880	$—	—	N/A
December 31, 2017	$149,880	$—	—	N/A
December 31, 2016	$149,880	$—	—	N/A
December 31, 2015	$149,880	$—	—	N/A

Total Senior Securities(6)
December 31, 2024	$248,350	$1,693	—	N/A
December 31, 2023	$302,420	$1,599	—	N/A
December 31, 2022	$335,620	$1,634	—	N/A
December 31, 2021	$349,920	$1,728	—	N/A
December 31, 2020	$315,170	$1,757	—	N/A
December 31, 2019	$359,180	$1,796	—	N/A
December 31, 2018	$260,405	$2,554	—	N/A
December 31, 2017	$167,480	$11,540	—	N/A
December 31, 2016	$159,380	$15,821	—	N/A
December 31, 2015	$149,880	$—	—	N/A
(1)    Total amount of each class of senior securities outstanding at the end of the period presented.
(2)    The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the class of senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit.” The calculation presented for individual classes of senior securities does not include the impact of other classes of senior securities outstanding as of a particular date. Refer to the Asset Coverage Per Unit for Total Senior Securities below.
(3)    The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)    Average market value per unit for our unsecured notes represents the average of the daily closing prices as reported on the Nasdaq Market during the period presented. Not applicable to our 4.75% Notes due 2026, the Banc of California Credit Facility, BNP Facility or SBA debentures because these senior securities are not registered for public trading.
(5)    The SBA debentures were not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.
(6)    The Asset Coverage Per Unit does not include the SBA debentures as described in footnote (5) above.

FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each year in the ten-year period ended December 31, 2024. The financial highlights as of December 31, 2024, 2023, 2022, 2021, 2020 and 2019 were audited by KPMG LLP and the financial highlights for each year in the four-year period ended December 31, 2018 are derived from our consolidated financial statements that were audited by our former independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

	Year Ended December 31,
	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015
Per share operating performance:
Net asset value per share at beginning of year	$12.09	$13.47	$15.18	$11.85	$12.46	$13.10	$14.12	$14.82	$14.76	$14.24
Net investment income(1)	1.25	1.50	1.37	1.00	0.92	1.43	1.38	1.28	1.46	1.39
Net realized gain (loss), net of taxes(1)	(1.28)	(0.85)	(0.13)	(1.54)	(0.75)	(0.29)	(0.36)	0.55	0.25	(0.17)
Net unrealized appreciation (depreciation), net of deferred taxes(1)	2.15	(0.67)	(1.79)	5.12	0.25	(0.42)	(0.31)	(1.19)	(0.29)	0.66
Loss on extinguishment of debt(1)	—	(0.02)	(0.01)	(0.34)	(0.06)	—	—	—	—	—
Loss on impairment of goodwill(1)	—	—	—	—	(0.08)	—	—	—	—	—
Total from operations	2.12	(0.04)	(0.56)	4.24	0.28	0.72	0.71	0.64	1.42	1.88
Distributions	(1.36)	(1.34)	(1.16)	(0.91)	(0.86)	(1.36)	(1.73)	(1.36)	(1.36)	(1.36)
Issuance/repurchase of common stock(2)	—	—	0.01	—	(0.03)	—	—	0.02	—	—
Net asset value per share at end of year	$12.85	$12.09	$13.47	$15.18	$11.85	$12.46	$13.10	$14.12	$14.82	$14.76

Per share market value, end of period	$8.07	$11.70	$10.15	$10.90	$7.15	$11.17	$10.60	$11.90	$13.76	$11.48
Total return based on market value(3)	(19.7)%	30.2%	4.4%	66.8%	(24.0)%	18.3%	3.5%	(4.7)%	32.3%	9.0%
Total return based on net asset value(4)	23.7%	1.4%	(0.6)%	40.2%	13.6%	6.7%	7.8%	5.0%	10.9%	16.0%
Shares outstanding at end of period	13,398,078	13,398,078	13,398,078	13,422,413	13,409,559	13,376,836	13,357,337	13,340,217	9,700,297	9,691,170
Weighted-average shares outstanding	13,398,078	13,398,078	13,417,410	13,413,861	13,394,005	13,364,244	13,348,203	12,403,706	9,693,801	9,670,153
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value(5)	$157,621	$173,265	$194,068	$178,628	$148,175	$171,889	$182,468	$171,631	$142,818	$140,002
Net asset value at end of year	$172,225	$162,004	$180,423	$203,744	$158,956	$166,627	$175,023	$188,336	$143,778	$143,012
Net investment income	$16,712	$20,160	$18,352	$13,450	$12,295	$19,098	$18,385	$15,877	$14,145	$13,411
Ratio of total expenses, net to average net assets(6)	19.8%	21.2%	15.7%	19.2%	22.4%	19.4%	13.4%	10.2%	11.9%	13.5%
Ratio of total expenses, net and losses on impairment of goodwill and extinguishment of debt to average net assets(7)	19.8%	21.4%	15.7%	21.8%	23.7%	—%	—%	—%	—%	—%
Ratio of net investment income to average net assets(8)	10.6%	11.6%	9.5%	7.5%	8.3%	11.1%	10.5%	8.4%	9.8%	9.6%
Ratio of goodwill impairment loss to average net assets	—%	—%	—%	—%	0.7%	—%	—%	—%	—%	—%
Ratio of loss on extinguishment of debt to average net assets	—%	0.1%	0.1%	2.6%	0.6%	—%	—%	—%	—%	—%
Portfolio turnover(9)	23.1%	8.8%	28.0%	54.9%	28.1%	21.2%	41.9%	50.4%	18.1%	44.6%

(1)Calculated on the average share method.
(2)The issuance/repurchase of common stock on a per share basis reflects the net asset value change as a result of DRIP issuances, shares repurchased pursuant to the Stock Repurchase Program, the follow-on public offering of 3,625,000 shares during 2017, the anti-dilutive (dilutive) impact from changes in weighted-average shares outstanding during the period, and the difference between the per share amount distributed to common stockholders of record and the per share amount distributed based on the weighted-average shares of common stock outstanding during the applicable period.
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
(9)Portfolio turnover rate is calculated using the lesser of year-to-date sales, Structured Finance Security distributions and principal payments or year-to-date purchases over the average of portfolio investments at fair value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.
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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, instability in the U.S. and international banking systems, the agenda of the new U.S. presidential administration, including the potential impact of tariff enactment and tax reductions, the risk of recession or a shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
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

•the impact of the ongoing war between Russia and Ukraine, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•the general economy and its impact on the industries in which we invest;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies;
•our ability to consummate credit facilities in the future on commercially reasonable terms, if at all;
•the effect of laws or regulations, including accounting pronouncements and rule issuances, governing our operations;
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
•the belief that the deployment of capital into Structured Finance Securities will improve our performing income yield; and
•the ability to secure financial maintenance covenants in the loans we invest.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part 1, Item 1A. Risk Factors” in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.
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
Overview
Key performance metrics per common share are presented below:

	December 31, 2024	December 31, 2023
Net asset value	$12.85	$12.09

	Year Ended December 31,
	2024	2023	2022
Net investment income	$1.25	$1.50	$1.37
Net increase (decrease) in net assets resulting from operations	2.12	(0.04)	(0.57)
Distributions declared	1.36	1.34	1.16
Our NAV per common share increased from $12.09 at December 31, 2023 to $12.85 at December 31, 2024, primarily due to net gains on our investment portfolio of $11.7 million, or $0.87 per common share. For the year ended December 31, 2024, our aggregate distributions of $1.36 per common share exceeded our net investment income of $1.25 per common share.

During the year ended December 31, 2024, net investment income decreased $3.4 million compared to the prior year. The decrease in net investment income was primarily due to a decrease in total investment income of $9.0 million, partially offset by a decrease in total expenses of $5.5 million. See “—Results of Operations” for additional details.
Our weighted-average performing income yield on interest-bearing investments decreased from 13.9% during the year ended December 31, 2023 to 13.4% during the year ended December 31, 2024. The decrease in our income yield was primarily due to a decrease in the effective yield of our Structured Finance Security portfolio related to the aging of subordinated note securities. See “—Portfolio Composition and Investment Activity’ for additional details.
Our total outstanding debt decreased from $302.4 million at December 31, 2023 to $248.4 million at December 31, 2024. Our weighted-average debt interest costs increased from 6.0% during the year ended December 31, 2023 to 6.4% for the year ended December 31, 2024, primarily due to the full repayment of our SBA debentures on March 1, 2024, which carried a low effective interest rate of 3.26%, and an increase in the cost of debt on our BNP Facility. As of December 31, 2024, we had outstanding debt of $126.0 million contractually maturing in February 2026, which comprised 51% of our total outstanding debt. See “—Liquidity and Capital Resources—Contractual Obligations and Off-Balance Sheet Arrangements” for additional details.
During the year ended December 31, 2024, our portfolio experienced net gains of $11.7 million, comprised of net unrealized appreciation of $28.9 million, partially offset by net realized losses of $17.1 million. During the year ended December 31, 2024, our net gain of $11.7 million was primarily driven by net unrealized appreciation of $18.4 million in our common equity investment in Pfanstiehl Holdings, Inc., partially offset by net unrealized depreciation of $6.6 million on our current non-accrual loans. As of December 31, 2024, our portfolio had non-accrual loans with an aggregate fair value of $20.8 million, or 9.3% of our total loan portfolio at fair value, compared to non-accrual loans with an aggregate fair value of $12.1 million, or 4.8% of our total loan portfolio at fair value, at December 31, 2023.
As of December 31, 2024, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 21.8% of our portfolio at fair value and 51.8% of our total net assets, respectively. Primarily due to an improvement in financial operating performance during the year ended December 31, 2024, the fair value of our investment in the common equity of Pfanstiehl Holdings, Inc. increased by $18.4 million, or $1.37 per common share, to $89.3 million. The value of this investment is substantially comprised of unrealized appreciation of $89.1 million. The valuation of this investment is based on significant unobservable inputs. A deterioration or improvement in the operating performance of the company or other factors underlying the valuation of this investment could have a material impact on our NAV.
At December 31, 2024, our asset coverage ratio of 169% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of December 31, 2024, we had unused commitments of $24.0 million under our Banc of California Credit Facility and $82.7 million under our BNP Facility, each of which are subject to a borrowing base and other covenants. As of December 31, 2024, we had unfunded investment commitments of $18.8 million to 10 issuers.
On February 26, 2025, the Board declared a distribution of $0.34 per share for the first quarter of 2025, payable on March 31, 2025, to stockholders of record as of March 21, 2025.
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
CLO Subordinated Notes and Loan Accumulation Facilities: Interest income on our CLO subordinated note securities is recognized in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), which contemplates estimating an effective yield to expected redemption utilizing estimated future cash flows from the investment. The expected cash flows of the underlying portfolio and to our security are developed utilizing a number of assumptions, including, among others, estimates of default rates, prepayment rates, redemption timing, reinvestment prices, and liquidation-redemption price. These assumptions, and correspondingly the estimated cash flows and accretable yields, are reviewed and updated at each payment date, generally quarterly. These assumed cash flows represent significant estimates and are subject to a reasonable possibility of near-term changes due to economic and credit market conditions, and the effect of these changes could be material. The Company ultimately may not realize income accreted on CLO subordinated note securities. The valuation of our Structured Finance Securities makes use of similar assumptions, plus a discount rate assumption, to develop estimated cash flows that are discounted to estimated net present value.
Interest income from our investments in Loan Accumulation Facilities is recognized on an accrual basis based on an estimated yield. Income notes associated with our Loan Accumulation Facility investments generally earn returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. We periodically evaluate the realizability of such amounts and, if necessary, subsequently adjust the estimated yield.
An optional redemption feature of a CLO allows a majority of the holders of the CLO subordinated notes issued by the CLO issuer, after the end of a specified non-call period, to cause the redemption of the CLO subordinated notes issued by the CLO with proceeds paid through either the liquidation of the CLO’s assets or a refinancing with new debt. The optional redemption is effectively a voluntary prepayment of the CLO subordinated notes issued by the CLO prior to the stated maturity of such securities. When the optional redemption feature has been exercised on a CLO subordinated note, distributions received are first recorded as a return of capital until its cost basis is reduced to zero and thereafter recorded as realized gains. The principal amount of the CLO subordinated notes is not reduced for distributions received until the security is fully redeemed. Commencing on the optional redemption date, we cease accruing income on our CLO subordinated notes that will be redeemed.
Non-accrual Loans: We review, for placement on non-accrual status, all loans and CLO mezzanine debt investments when they become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Interest income and Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in management’s judgment, it is probable that we will collect all principal and interest from the investment.
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
Fair value estimates. As of December 31, 2024, total investments of $409.7 million, representing approximately 96% of our total assets, were carried at fair value on the consolidated statement of assets and liabilities. As discussed more fully in “Item 8. Financial Statements and Supplementary Data—Note 2”, GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as Level 2 and Level 3, with 95% of our investments classified as Level 3 as of December 31,

2024. In accordance with our investment strategy, we typically do not hold equity securities or other instruments that are actively traded on an exchange (Level 1).
On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments for which market quotations are not readily available, and, as prescribed in Rule 2a-5, the Board maintains oversight of OFS Advisor in its capacity as valuation designee. We have engaged third-party valuation firms to provide assistance to OFS Advisor in determining the fair value of the majority of our investments.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2024 (in thousands):

	Fair Value at December 31, 2024	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
First lien	$189,874	$184,658	$194,377
Second lien	34,331	33,044	36,386

Structured Finance Securities:
Subordinated notes	64,301	60,425	68,177
Mezzanine debt	12,574	12,335	12,812

Equity investments:
Preferred equity	12,248	10,572	12,248
Common equity, warrants and other	96,337	91,967	100,698
	$409,665	$393,001	$424,698

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Part 1, Item 1—Management and Other Agreements” and “Item 8—Financial Statements and Supplementary Data—Note 3.”
•The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Part 1, Item 1—Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data—Note 3.”
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
For the years ending December 31, 2024, 2023 and 2022, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement to reduce its base management fee for the 2025 calendar year on January 8, 2025.
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

(2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Advisor, the other Affiliated Funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
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
Portfolio Composition. As of December 31, 2024, the fair value of our debt investment portfolio totaled $224.2 million in 36 portfolio companies, of which 85% and 15% were first lien and second lien loans, respectively. We also held equity investments in 15 portfolio companies with a fair value of $108.6 million and 18 investments in Structured Finance Securities with a fair value of $76.9 million.
Portfolio Yields. The following table presents weighted-average yield metrics for our portfolio:

	Year Ended December 31,
	2024	2023
Weighted-average performing income yield(1):
Debt investments	13.2%	13.2%
Structured Finance Securities	13.9%	16.1%
Interest-bearing investments	13.4%	13.9%

Weighted-average realized yield:
Interest-bearing investments(2)	11.8%	12.7%
(1)    Performing income yield is calculated as (a) the actual amount earned on performing interest-bearing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total performing interest-bearing investments at amortized cost.
(2)    Realized yield is calculated as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments at amortized cost, in each case, including debt investments on non-accrual status and non-performing Structured Finance Securities.
For the year ended December 31, 2024, the decrease in our weighted-average performing income yield was primarily due to a decrease in the effective yield of our Structured Finance Security portfolio. During the third and fourth quarter of 2024, we began rotating our Structured Finance Security portfolio, by deploying net capital of $0.6 million into higher-yielding positions with longer average reinvestment periods remaining, which we believe will improve our performing income yield.
The weighted-average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted-average yield will remain at its current level. As of December 31, 2024, 91% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Debt and Equity Investments. The following table summarizes the composition of our debt and equity investments by type as of December 31, 2024 and 2023 (dollar amounts in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$209,696	$189,874	$220,941	$202,792
Second lien debt investments	42,313	34,331	57,848	48,521
Subordinated debt investments	—	—	4,680	—
Preferred equity	10,190	12,248	11,403	13,240
Common equity, warrants and other	12,365	96,337	11,537	76,689
Total debt and equity investments	$274,564	$332,790	$306,409	$341,242
Number of portfolio companies	46	46	55	55
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position), as of December 31, 2024, with an amortized cost and fair value of $128.1 million and $119.2 million, respectively. As of December 31, 2023, the amortized cost and fair value of unitranche investments was $141.3 million and $131.3 million, respectively.
As of December 31, 2024, 100% of our loan portfolio and 55% of our total portfolio consisted of first lien and second lien loans, based on fair value.
As of December 31, 2024, the three largest industries of our debt and equity investments by fair value, were (1) Manufacturing (36.7%), (2) Health Care and Social Assistance (20.1%) and (3) Administrative and Support and Waste Management and Remediation Services (6.5%) totaling approximately 63.3% of our debt and equity investment portfolio. For a full summary of our investment portfolio by industry, see “Note 4, Investments” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report.
The following table presents our ten largest investments by issuer based on fair value as of December 31, 2024 (dollar amounts in thousands):

Issuer Name	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$89,298	21.8%
Inergex Holdings, LLC	Debt	17,002	17,128	4.2%
SS Acquisition, LLC	Debt	16,871	16,871	4.1%
Kreg LLC	Debt	17,529	16,654	4.1%
Tolemar Acquisition, Inc.	Debt	16,272	15,405	3.8%
Honor HN Buyer Inc	Debt	14,879	15,046	3.7%
Contract Datascan Holdings, Inc.	Equity	8,511	12,331	3.0%
One GI LLC	Debt	12,614	12,309	3.0%
Boca Home Care Holdings, Inc.	Debt and Equity	11,196	10,588	2.6%
Canyon CLO 2019-1, Ltd.	Structured Finance Security	9,492	10,296	2.5%
Total		$124,583	$215,926	52.8%
As of December 31, 2024, approximately 4.7% and 11.2% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.

Structured Finance Securities. The following table summarizes our Structured Finance Securities as of December 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$76,122	$64,301	$66,774	$49,982
Mezzanine debt	12,861	12,574	30,347	29,062
Total Structured Finance Securities	$88,983	$76,875	$97,121	$79,045
Number of Structured Finance Securities	18	18	21	21
Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of December 31, 2024, the amortized cost and fair value of non-performing Structured Finance Securities were $9.4 million and $3.4 million, respectively.
As of December 31, 2024, we had no Structured Finance Securities that have been optionally redeemed.
During the year ended December 31, 2024, we sold Structure Finance Securities for aggregate net proceeds of $20.1 million and recognized a realized loss of $3.5 million.
Investment Activity. The following is a summary of our cash investment activity for the years ended December 31, 2024 and 2023 (dollar amounts in millions):

	Year Ended December 31,
	2024	2023
Investments in debt and equity securities	$66.0	$34.1
Investments in Structured Finance Securities	27.4	7.6
Total investment purchases and originations	$93.4	$41.7
Proceeds from principal payments on portfolio investments	$67.1	$83.0
Proceeds from sales or redemptions of portfolio investments	46.1	18.9
Proceeds from distributions received from portfolio investments	15.6	14.5
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$128.8	$116.4
Non-cash Investment Activity
During the year ended December 31, 2024, we wrote off our preferred and common equity investments in Master Cutlery, LLC, resulting in a net realized loss of $3.5 million. The net realized loss of $3.5 million was fully recognized in prior fiscal years and did not impact our NAV during the current year.
During the year ended December 31, 2024, our first lien debt investment in GoTo Group underwent a restructuring, whereby our first lien debt investment was exchanged at a price equal to 77% of par for new first lien debt investments in the company. We recognized a realized loss of $0.7 million on the debt restructure corresponding to the amount forgiven upon the exchange.
During the year ended December 31, 2024, we restructured our first lien debt investments in Avison Young Inc. to, among other things, exchange our first lien debt investments for new first lien debt investments, preferred equity and common equity. The cost of the existing first lien debt investments was ascribed to the new investments received in the exchange, and no realized loss was recognized. We also invested an incremental $0.8 million in new-issue first lien debt.
During the year ended December 31, 2024, our first lien debt investment in Wellful Inc. underwent a restructuring, under which our investment was restructured at an effective price equal to approximately 83.5% of par for a combination of cash consideration and a new first lien debt investment in the company. We recognized a realized loss of $1.1 million on the debt restructure corresponding to the amount forgiven upon the restructuring.
See “Part 1, Item 1A. Risk Factors—Risks Related to Our Investments—The documents governing our Broadly Syndicated Loans, the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions.”

Risk Monitoring
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Part 1, Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2024 and 2023 (dollar amounts in thousands):

	Debt Investments as of December 31,
	2024			2023
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	160,017	157,941	70.5	230,338	223,394	88.9
4 (Special Mention)	73,388	57,003	25.4	25,147	19,581	7.8
5 (Substandard)	14,113	7,159	3.2	18,772	8,136	3.2
6 (Doubtful)	4,491	2,102	0.9	9,212	202	0.1
7 (Loss)	—	—	—	—	—	—
	$252,009	$224,205	100.0%	$283,469	$251,313	100.0%
Non-Accrual Loans
As of December 31, 2024
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
First lien debt	$32,540	$18,785
Second lien debt	6,584	2,018
Total	$39,124	$20,803
As of December 31, 2023
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
First lien debt	$18,772	$8,136
Second lien debt	11,116	4,003
Subordinated debt	4,680	—
Total	$34,568	$12,139
Results of Operations
Key Financial Measures. The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Net Investment Income. NII is a key performance metric in obtaining part of our investment objective of providing current income to stockholders. NII can be a general indicator of ICTI and the amount of distributions that will be required to be made due to RIC requirements. One of our main objectives is to increase NII, and, in turn, increase distributions to stockholders.
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
Net Increase (Decrease) in Net Assets Resulting From Operations: Net increase (decrease) in net assets resulting from operations is a key metric in assessing our performance and the overall profit or loss of our operations.
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
Comparison of years ended December 31, 2024, 2023 and 2022. Consolidated operating results for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Investment income
Interest income:
Cash interest income	$30,454	$39,915	$33,270
PIK interest income	1,635	1,461	523
Net Loan Fee amortization	1,626	1,730	1,726
Accretion of interest income on CLO subordinated notes	8,731	10,857	10,656
Other interest income	888	706	83
Total interest income	43,334	54,669	46,258
Dividend income:
Cash dividends	3,027	659	947
PIK dividends	1,098	1,136	466
Total dividend income	4,125	1,795	1,413
Fee income:
Prepayment and other fees	136	383	680
Syndication fees	369	96	393
Total fee income	505	479	1,073
Total investment income	47,964	56,943	48,744
Total expenses	31,252	36,783	30,392
Net investment income	16,712	20,160	18,352
Net gain (loss) on investments	11,730	(20,412)	(25,794)
Loss on extinguishment of debt	—	(213)	(144)
Net increase (decrease) in net assets resulting from operations	$28,442	$(465)	$(7,586)
Comparison of investment income for the years ended December 31, 2024 and 2023.
Total interest income decreased $11.3 million during the year ended December 31, 2024 compared to the prior year, primarily due to a decrease in cash interest income of $9.5 million. The decrease in cash interest income was primarily due a smaller average investment portfolio, at cost.

During the year ended December 31, 2024, dividend income increased $2.3 million compared to the prior year, primarily due to an increase of $2.4 million in cash dividends. The increase in cash dividends was primarily due to non-recurring dividends of $1.9 million from TRS Services, LLC million recognized upon the sale of our preferred equity investment as well as a $0.5 million increase in dividends from our common equity investment in Pfanstiehl Holdings, Inc.
During the year ended December 31, 2024, we recognized total PIK income of $2.7 million, which represented 5.7% of total investment income. During the year ended December 31, 2023, we recognized total PIK income of $2.6 million, which represented 4.6% of total investment income. During the year ended December 31, 2024, we recognized $1.0 million of PIK interest on a second lien debt investment that has a loan contract comprised of only PIK interest.
Fee income is primarily comprised of unused loan commitment fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We may receive syndication fees on investments where OFS Advisor sources, structures and arranges the lending group. During the year ended December 31, 2024, total fee income remained stable compared to the prior year.
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
During the year ended December 31, 2023, total fee income decreased $0.6 million compared to the prior year, primarily due to a decrease in syndication and prepayment fees.
Expenses. Operating expenses for the years ended December 31, 2024, 2023 and 2022, are presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest expense	$16,648	$19,482	$17,025
Base management fees	5,993	7,218	7,979
Income Incentive Fee	4,178	5,040	2,276
Capital Gains Fee	—	—	(1,916)
Professional fees	1,630	1,681	1,608
Administration fees	1,521	1,680	1,742
Other expenses	1,282	1,682	1,678
Total expenses	$31,252	$36,783	$30,392
Comparison of expenses for the years ended December 31, 2024 and 2023.
Interest expense for the year ended December 31, 2024 decreased $2.8 million compared to the prior year, primarily due to a decrease of $63.6 million in our average outstanding debt balances compared to the prior year. During the year ended December 31, 2024, we fully repaid our outstanding SBA debentures totaling $31.9 million and reduced the total amount outstanding under the BNP Facility by $23.2 million.
Base management fee expense for the year ended December 31, 2024 decreased $1.2 million compared to the prior year, primarily due to our average investment portfolio at fair value decreasing from $474.5 million during the year ended December 31, 2023 to $404.7 million during the year ended December 31, 2024.
The Income Incentive Fee for the year ended December 31, 2024 decreased $0.9 million compared to the prior year, primarily due to a decrease in our average interest-bearing investment portfolio, at cost, which reduced our net investment income during the current year.

Other expenses for the year ended December 31, 2024 decreased $0.4 million compared to the prior year, primarily due to the reduction in intangible asset amortization of $0.3 million related to the full repayment of our outstanding SBA debentures in March 2024.
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
Net realized and unrealized gain (loss) on investments. Net realized and unrealized gain (loss) on investments, by investment type, for the years ended December 31, 2024, 2023 and 2022, are presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Debt investments	$(7,340)	$(5,174)	$(24,954)
Equity investments	17,118	(9,744)	13,187
Structured Finance Securities	2,471	(5,374)	(14,209)
Current/deferred income tax (expense) benefit	(519)	(120)	182
Net gain (loss) on investments	$11,730	$(20,412)	$(25,794)
Year ended December 31, 2024
During the year ended December 31, 2024, our portfolio experienced net gains of $11.7 million, comprised of net unrealized appreciation of $28.9 million, net of taxes, partially offset by net realized losses of $17.1 million, net of taxes.
During the year ended December 31, 2024, our net unrealized appreciation of $28.9 million, net of taxes, primarily related to net unrealized appreciation of $18.4 million in the common equity investment in Pfanstiehl Holdings, Inc. as well as the reversal of previously recognized unrealized depreciation on exited investments.
During the year ended December 31, 2024, we recognized net realized losses of $17.1 million, primarily due to a $7.8 million loss upon the write-off of our debt and equity investments in Master Cutlery, LLC, an aggregate net realized loss of $7.3 million upon the sale or restructure of debt investments, as well as an aggregate $3.5 million realized loss on the sale of Structured Finance Securities.
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
Losses on Extinguishment of Debt
Year ended December 31, 2024
During the year ended December 31, 2024, we did not recognize a loss on extinguishment of debt.
Year ended December 31, 2023
During the year ended December 31, 2023, we redeemed $19.0 million of SBA debentures and, as a result, we recognized a loss on extinguishment of debt of $0.2 million related to the acceleration of unamortized deferred borrowing costs and prepaid (or breakage) interest on the redeemed debentures.
Year ended December 31, 2022
During the year ended December 31, 2022, we redeemed $19.0 million of SBA debentures and, as a result, we recognized a loss on extinguishment of debt of $0.1 million related to the acceleration of unamortized deferred borrowing costs and prepaid (or breakage) interest on the redeemed debentures.
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
The following table provides a reconciliation from net investment income (the most comparable GAAP measure) to Adjusted NII for the years ended December 31, 2024, 2023 and 2022 (dollar amounts in thousands, except per share data):

	Year Ended December 31,
	2024		2023		2022
	(000's)	Per Share	(000's)	Per Share	(000's)	Per Share
Net investment income	$16,712	$1.25	$20,160	$1.50	$18,352	$1.37
Capital Gains Fee	—	—	—	—	(1,916)	(0.14)
Adjusted NII	$16,712	$1.25	$20,160	$1.50	$16,436	$1.23
During the year ended December 31, 2022, we reversed the previously accrued Capital Gains Fees of $1.9 million due to a reduction in net unrealized appreciation on the investment portfolio. Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Comparison of the three months ended December 31, 2024 and September 30, 2024. Consolidated operating results for the three months ended December 31, 2024 and September 30, 2024, are as follows (in thousands):

	Three Months Ended
	December 31, 2024	September 30, 2024
Investment income
Interest income:
Cash interest income	$6,771	$7,535
PIK interest income	452	349
Net Loan Fee amortization	330	436
Accretion of interest income on CLO subordinated notes	2,691	2,163
Other interest income	230	130
Total interest income	10,474	10,613
Dividend income:
PIK dividends	286	279
Cash dividends	557	11
Total dividend income	843	290
Fee income:
Syndication fees	263	—
Prepayment and other fees	68	15
Total fee income	331	15
Total investment income	11,648	10,918
Total expenses	7,572	7,315
Net investment income	4,076	3,603
Net gain (loss) on investments	21,399	(1,915)
Net increase in net assets resulting from operations	$25,475	$1,688
During the three months ended December 31, 2024, cash interest income decreased $0.8 million compared to the three months ended September 30, 2024, primarily due to a smaller average investment portfolio, at cost, and a reduction in reference interest rates as our loan portfolio predominately consisted of floating rate loans.
During the three months ended December 31, 2024, dividend income increased $0.6 million, primarily due to a non-recurring cash dividend of $0.5 million from our common equity investment in Pfanstiehl Holdings, Inc.
Expenses. Operating expenses for the three months ended December 31, 2024 and September 30, 2024 are presented below (in thousands):

	Three Months Ended
	December 31, 2024	September 30, 2024
Interest expense	$3,937	$4,022
Base management fees	1,520	1,472
Income Incentive Fee	1,019	901
Professional fees	411	391
Administration fees	337	337
Other expenses	348	192
Total expenses	$7,572	$7,315
During the three months ended December 31, 2024, total expenses increased $0.3 million compared to the prior quarter, primarily due to an aggregate increase in base management fees and the Income Incentive Fee of $0.2 million.

Net realized and unrealized gain (loss) on investments. Net gain (loss) by investment type for the three months ended December 31, 2024 and September 30, 2024 were as follows (in thousands):

	Three Months Ended
	December 31, 2024	September 30, 2024
Debt investments	$1,310	$(4,327)
Equity investments	18,538	3,916
Structured Finance Securities	1,638	(1,272)
Current/deferred income tax expense	(87)	(232)
Net gain (loss) on investments	$21,399	$(1,915)
Net gain (loss) on investments for the three months ended December 31, 2024
During the three months ended December 31, 2024, our portfolio experienced net gains of $21.4 million, primarily due to net unrealized appreciation of $15.6 million on our common equity investment in Pfanstiehl Holdings, Inc.
Net gain (loss) on investments for the three months ended September 30, 2024
For the three months ended September 30, 2024, we recognized a net loss on investments of $1.9 million, primarily comprised of aggregate net losses of $5.6 million on our loans and Structured Finance Securities, and partially offset by net gains of $3.7 million on our equity securities.
Portfolio Yields. The following table presents weighted-average yield metrics for our portfolio:

	Three Months Ended
	December 31, 2024	September 30, 2024
Weighted-average performing income yield(1):
Debt investments	12.9%	13.3%
Structured Finance Securities	16.3%	14.2%
Interest-bearing investments	13.8%	13.6%

Weighted-average realized yield:
Interest-bearing investments(2)	11.9%	11.8%
(1)    Performing income yield is calculated as (a) the actual amount earned on performing interest-bearing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total performing interest-bearing investments at amortized cost.
(2)    Realized yield is calculated as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments at amortized cost, in each case, including debt investments on non-accrual status and non-performing Structured Finance Securities.
For the three months ended December 31, 2024, the weighted average performing income yield on interest-bearing investments increased primarily due to the rotation of our Structured Finance Security portfolio into higher-yielding positions with longer average reinvestment periods remaining during the current and prior quarter.
Liquidity and Capital Resources
At December 31, 2024, we held cash of $6.1 million, which includes $4.8 million held by OFSCC-FS. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the year ended December 31, 2024, the Parent received $11.4 million in cash distributions from OFSCC-FS.
Prior to surrendering our SBIC license on April 17, 2024, our use of cash held by SBIC I LP was restricted by SBA regulation, including limitations on the amount of cash SBIC I LP could distribute to the Parent.
At December 31, 2024, we had an unused commitment of $24.0 million under our Banc of California Credit Facility, as well as an unused commitment of $82.7 million under the BNP Facility, both of which are subject to borrowing base requirements and other covenants.
As of December 31, 2024, the aggregate amount outstanding of the senior securities issued by us was $248.4 million, for which our asset coverage was 169%, exceeding our minimum assert coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
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

	Year Ended December 31,
	2024	2023	2022
Cash from net investment income(1)	$13,707	$17,742	$14,201
Net (purchases and originations) repayments of portfolio investments(1)	19,303	63,824	(11,255)
Net cash provided by operating activities	33,010	81,566	2,946
Distributions paid to stockholders	(18,221)	(17,954)	(15,385)
Net borrowings (repayments) under revolving line of credits	(22,150)	(14,200)	4,700
Repayments of SBA debentures	(31,920)	(19,000)	(19,000)
Payment of deferred debt issuance costs	—	—	(1,372)
Net cash used by financing activities	(72,291)	(51,154)	(31,057)
Net increase (decrease) in cash and cash equivalents	$(39,281)	$30,412	$(28,111)
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
During the year ended December 31, 2024, cash and cash equivalents decreased $39.3 million, primarily due to aggregate net repayments on our outstanding debt of $54.1 million, partially offset by $19.3 million of net repayments on portfolio investments.
During the year ended December 31, 2023, cash and cash equivalents increased $30.4 million, primarily due to $63.8 million of net repayments on portfolio investments, partially offset by aggregate net repayments on our outstanding debt of $33.2 million.
During the year ended December 31, 2022, cash and cash equivalents decreased $28.1 million, primarily due to the use of $31.1 million in financing activities. Our net cash used by financing activities primarily related to the redemption of $19.0 million in SBA debentures and $15.4 million of distributions paid to stockholders, respectively.

Borrowings
SBA Debentures. On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million, and, on April 17, 2024, surrendered its license to operate as a SBIC.
Banc of California Credit Facility. We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility. The Banc of California Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP, and our partnership interests in SBIC I LP. As of December 31, 2024, OFSCC-MB and us held aggregate total assets of $179.4 million.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees, and a maximum ratio of total liabilities divided by NAV. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2024, we were in compliance in all material respects with the applicable covenants.
As of December 31, 2024, the terms of the Banc of California Credit Facility were as follows (dollar amounts in thousands):

	Principal Outstanding	Unused Commitment	Floor Rate	Interest Rate	Stated Coupon	Annual Commitment Fee	Maturity Date
Banc of California Credit Facility	$1,000	$24,000	5.00%	Prime + 0.25%	7.75%	0.50%	February 28, 2026
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
Borrowings under the BNP Facility bear interest at a variable rate of SOFR plus a variable margin (2.65% floor), which is determined on the basis of industry-recognized portfolio company metrics at the time of funding. The BNP Facility will mature on the earlier of June 20, 2027 or upon certain other events defined in the credit agreement which result in accelerated maturity. The reinvestment period of the BNP Facility ends on June 20, 2025, upon which the ability to access the unused commitment of the facility terminates.
The BNP Facility also contains customary events of default, including, without limitation, nonpayment, failure to maintain valid ownership interest in all of the collateral and bankruptcy. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. As of December 31, 2024, total assets held by OFSCC-FS were $151.0 million.
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

As of December 31, 2024, the BNP Facility had the following terms and balances (dollar amounts in thousands):

	Principal Outstanding	Unused Commitment	Interest Rate	Margin Floor	Stated Coupon	Maturity
BNP Facility	$67,350	$82,650	SOFR + 2.65%	2.65%	7.16%	June 20, 2027
Unsecured Notes. At December 31, 2024 and 2023, the Unsecured Notes totaled $180.0 million in aggregate principal debt. During the years ended December 31, 2024 and 2023, we did not issue, redeem or repurchase any Unsecured Notes.
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
As of December 31, 2024, the Unsecured Notes had the following terms and balances (dollar amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate(1)	Effective Interest Rate(2)	Maturity(3)
Unsecured Notes Due February 2026	$125,000	4.75%	5.39%	February 10, 2026
Unsecured Notes Due October 2028	55,000	4.95	5.32	October 31, 2028
Total	$180,000
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2024 was 4.81%.
(2) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(3) We may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time. We are required to pay a “make-whole” premium if the redemption date is prior to November 10, 2025. We may redeem the Unsecured Notes Due October 2028 in whole or in part at any time, or from time to time.
The average dollar borrowings and average interest rate related to our debt for the years ended December 31, 2024, 2023 and 2022, were as follows (dollar amounts in thousands):

Year Ended	Average Dollar Borrowings	Weighted-Average Interest Rate
December 31, 2024	$260,792	6.38%
December 31, 2023	324,357	6.01
December 31, 2022	358,337	4.75
The following table shows the scheduled maturities of the principal balances of our outstanding borrowings as of December 31, 2024:

	Principal Due by Year
Debt liabilities	Total	2025	2026	2027	2028	2029
Banc of California Credit Facility	$1,000	$—	$1,000	$—	$—	$—
BNP Facility	67,350	—	—	67,350	—	—
Unsecured Notes	180,000	—	125,000	—	55,000	—
Total	$248,350	$—	$126,000	$67,350	$55,000	$—
As of December 31, 2024, we had $248.4 million of outstanding debt with a weighted-average effective interest rate of 6.2%. Our Unsecured Notes Due February 2026 and the Banc of California Facility, which represents 51% of our outstanding debt, mature in February 2026.

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
A BDC generally is not permitted to incur indebtedness unless, immediately after such borrowing, it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act provides that a BDC may reduce its asset coverage ratio, provided that certain conditions are met. Specifically, Section 61(a)(2) provides that in order for a BDC whose common stock is traded on a national securities exchange to be subject to 150% asset coverage, the BDC must either obtain: (i) approval of the required majority of its non-interested directors who have no financial interest in the proposal, which would become effective one year after the date of such approval; or (ii) obtain stockholder approval (of more than 50% of the votes cast for the proposal at a meeting in which quorum is present), which would become effective on the first day after the date of such stockholder approval.
On May 3, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. See “Part 1, Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective May 3, 2019.”
This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
We continue to monitor the current banking environment. If the banks and financial institutions with whom we have credit facilities enter into receivership, undergo consolidation or become insolvent in the future, our liquidity may be reduced significantly. Our cash balances at third-party financial institutions generally exceed the federally insured limit. Our cash and cash equivalent balances are retained in custodian accounts with U.S. Bank Trust Company, National Association and Citibank N.A., and we do not believe they are exposed to any significant credit risk.
Contractual Obligations and Off-Balance Sheet Arrangements
At December 31, 2024, we had $6.1 million of cash, as well as access to $24.0 million under our Banc of California Credit Facility and $82.7 million under our BNP Facility, to meet our short-term contractual obligations. At December 31, 2024, we had $18.8 million of outstanding commitments to fund portfolio investments that can be funded with our current cash or credit facilities.
The reinvestment period of the BNP Facility ends on June 20, 2025, upon which the ability to access the unused commitment of the facility terminates. If we are unable to amend the BNP Facility to extend the reinvestment period or enter into a new credit facility, our short-term liquidity will be significantly reduced.
Long-term contractual obligations, such as our BNP Facility that matures in 2027 and has $67.4 million outstanding at December 31, 2024, can be repaid by selling OFSCC-FS portfolio investments that have a fair value of $143.0 million at December 31, 2024. A portion of the OFSCC-FS portfolio includes Broadly Syndicated Loans in larger portfolio companies that generally can be sold over a relatively short period to generate cash. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
As of December 31, 2024, we had $180.0 million of outstanding Unsecured Notes, of which $125.0 million matures on February 10, 2026. The Unsecured Notes Due February 2026 can be repaid by issuing additional senior securities to refinance the debt. If we refinance the Unsecured Notes Due February 2026 by issuing additional senior securities, current market rates for similar debt are higher than the stated rate of 4.75% on the Unsecured Notes Due February 2026.

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
Our Board maintains a variable dividend policy with the objective of distributing quarterly distributions in an amount not less than 90% of our taxable quarterly income or potential annual income for a particular year. In addition, during the year, we may pay a special dividend, such that we may make additional, non-recurring, distributions of accumulated taxable income, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2024, 2023 and 2022, we recognized U.S. federal excise tax expense (benefit) of $(0.1) million, $0 and $0.1 million, respectively. Each year, a statement on Form 1099-DIV identifying the source of our distributions is provided to our stockholders, as required.
For a detailed description of our distributions paid for the years ended December 31, 2024, 2023 and 2022, see “Item 8. Financial Statements and Supplementary Data—Note 10.”
Recent Developments
On January 28, 2025, Jeffrey A. Cerny notified our Board of his intention to retire. Mr. Cerny’s resignation as Chief Financial Officer and Treasurer is effective on March 31, 2025. The resignation was not in any way related to a disagreement with us on any matter relating to our operations, policies, practices or otherwise. Mr. Cerny will remain on the Board as a Class III Director.
On January 28, 2025, our Board voted to appoint Kyle Spina as Chief Financial Officer and Treasurer of the Company, effective as of March 31, 2025, to fill the vacancy created by the resignation of Mr. Cerny.
On February 26, 2025, our Board declared a distribution of $0.34 per share for the first quarter of 2025, payable on March 31, 2025 to stockholders of record as of March 21, 2025.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, interest rate and inflation rate changes, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the new U.S. presidential administration, including the potential impact of tariff enactment and tax reductions, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—1A. Risk Factors.”
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to “Item 8. Consolidated Financial Statements” for the year ended December 31, 2024 for more information relating to our investment valuation.
Interest Rate Risk
As of December 31, 2024, we held loans and mezzanine debt investments with an aggregate fair value of $215.6 million that bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 100 basis point reduction in the U.S. Federal Reserve target federal funds rate effected from September 2024 through December 2024 influences SOFR-based rates, to which our variable rate debt investments are generally indexed. These rate decreases will likely result in our variable rate debt investments generating less interest income. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our investment income, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.
Our Unsecured Notes bear interest at fixed rates, which may result in net interest margin compression in a period of falling rates. As of December 31, 2024, our Banc of California Credit Facility and BNP Facility had floating interest rate provisions based on the applicable reference rates.
Interest rate sensitivity refers to the change in interest income and interest expense that may result from changes in the level of interest rates. As of December 31, 2024, 1-month and 3-month SOFR were 4.33% and 4.31%, respectively. Assuming that the consolidated balance sheet as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in reference rates (in thousands):

Basis point increase	Interest income	Interest expense	Net change
25	$79	$(34)	$45
50	652	(205)	447
75	1,224	(376)	848
100	1,797	(546)	1,251
125	2,369	(717)	1,652

Basis point decrease	Interest income	Interest expense	Net change
25	$(1,066)	$308	$(758)
50	(1,638)	479	(1,159)
75	(2,210)	650	(1,560)
100	(2,783)	821	(1,962)
125	(3,355)	991	(2,364)
Although we believe that the foregoing analysis is illustrative of our sensitivity to interest rate changes as of December 31, 2024, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFS Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of OFS Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2024 by correspondence with the custodians, agent banks, portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Accompanying Supplemental Information
We have also previously audited, in accordance with the standards of the PCAOB, the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2022, 2021 and 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2021 and 2020 (none of which is presented herein), and we expressed unqualified opinions on those consolidated financial statements. The senior securities information included in Part II, Item 5 of the Annual Report on Form 10-K of the Company as of December 31, 2024, under the caption “Senior Securities” (the Senior Securities Table), has been subjected to audit procedures performed in conjunction with the audits of the Company’s respective consolidated financial statements. The Senior Securities Table is the responsibility of the Company’s management. Our audit procedures included determining whether the Senior Securities Table reconciles to the respective consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the Senior Securities Table. In forming our opinion on the Senior Securities Table, we evaluated whether the Senior Securities Table, including its form and content, is presented in conformity with the instructions to Form N-2. In our opinion, the Senior Securities Table is fairly stated, in all material respects, in relation to the respective consolidated financial statements as a whole.
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

Evaluation of the fair value of Portfolio Company Investments using unobservable inputs
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company measures its investments at fair value. For those investments where the valuation is based on less observable or unobservable inputs, the Company’s determination of fair value requires more judgment. The majority of the Company’s investments are debt or equity investments in a portfolio company, excluding Structured Finance Securities, (collectively, Portfolio Company Investments), valued using unobservable inputs which the Company measures using either the income approach or market approach, or combining multiple valuation approaches. As of December 31, 2024, the fair value of such investments was $311.0 million.
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
March 4, 2025

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	December 31,
	2024	2023
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $352,089 and $384,339, respectively)	$305,242	$333,456
Affiliate investments (amortized cost of $11,458 and $19,191, respectively)	104,423	86,831
Total investments, at fair value (amortized cost of $363,547 and $403,530, respectively)	409,665	420,287
Cash and cash equivalents	6,068	45,349
Receivable for investments sold	9,247	—
Interest and dividend receivable	1,774	2,217
Prepaid expenses and other assets	1,369	1,965
Total assets	428,123	469,818

Liabilities
Revolving lines of credit	68,350	90,500
SBA debentures (net of deferred debt issuance costs of $0 and $20, respectively)	—	31,900
Unsecured Notes (net of discounts and deferred debt issuance costs of $1,688 and $2,667, respectively)	178,312	177,333
Interest payable	3,195	3,712
Payable to investment adviser and affiliates (Note 3)	3,145	3,556
Payable for investments purchased	1,802	—
Other liabilities	1,094	813
Total liabilities	255,898	307,814

Commitments and contingencies (Note 6)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	134	134
Paid-in capital in excess of par	184,912	184,841
Total distributable earnings (accumulated losses)	(12,821)	(22,971)
Total net assets	172,225	162,004

Total liabilities and net assets	$428,123	$469,818

Number of common shares outstanding	13,398,078	13,398,078
Net asset value per share	$12.85	$12.09

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Investment income
Interest income:
Non-control/non-affiliate investments	$41,699	$53,208	$45,636
Control investments	—	—	98
Total interest income	41,699	53,208	45,734
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	1,635	1,461	480
Affiliate investments	1,098	1,136	466
Control investments	—	—	43
Total payment-in-kind interest and dividend income:	2,733	2,597	989
Dividend income:
Non-control/non-affiliate investments	43	29	800
Affiliate investments	2,984	630	103
Control investments	—	—	45
Total dividend income	3,027	659	948
Fee income:
Non-control/non-affiliate investments	505	479	1,067
Control investments	—	—	6
Total fee income	505	479	1,073
Total investment income	47,964	56,943	48,744

Expenses
Interest expense	16,648	19,482	17,025
Base management fees	5,993	7,218	7,979
Income Incentive Fee	4,178	5,040	2,276
Capital Gains Fee	—	—	(1,916)
Professional fees	1,630	1,681	1,608
Administration fees	1,521	1,680	1,742
Other expenses	1,282	1,682	1,678
Total expenses	31,252	36,783	30,392
Net investment income	16,712	20,160	18,352

Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(10,606)	(838)	(2,163)
Net realized loss on affiliate investments	(6,506)	—	—
Net realized gain (loss) on control investments	—	(10,516)	278
Income tax (expense) benefit on net realized gains on investments	(9)	(51)	155
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	4,035	(7,033)	(42,110)
Net unrealized appreciation (depreciation) on affiliate investments	25,326	(10,961)	23,667
Net unrealized appreciation (depreciation) on control investments	—	9,056	(5,648)
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	(510)	(69)	27
Net gain (loss) on investments	11,730	(20,412)	(25,794)
Loss on extinguishment of debt	—	(213)	(144)
Net increase (decrease) in net assets resulting from operations	$28,442	$(465)	$(7,586)

Net investment income per common share - basic and diluted	$1.25	$1.50	$1.37
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$2.12	$(0.04)	$(0.57)
Distributions declared per common share	$1.36	$1.34	$1.16
Basic and diluted weighted-average common shares outstanding	13,398,078	13,398,078	13,417,410
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(Dollar amounts in thousands)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (accumulated losses)	Total net assets
Balances at December 31, 2021	—	$—	13,422,413	$134	$185,113	$18,497	$203,744

Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	18,352	18,352
Net realized losses on investments, net of taxes	—	—	—	—	—	(1,730)	(1,730)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(24,064)	(24,064)
Loss on extinguishment of debt	—	—	—	—	—	(144)	(144)
Tax reclassifications of permanent differences	—	—	—	—	(101)	101	—
Distributions to stockholders:
Common stock issued from reinvestment of stockholder distributions	—	—	17,919	—	179	—	179
Dividends declared	—	—	—	—	—	(15,564)	(15,564)
Repurchase of common stock	—	—	(42,254)	—	(350)	—	(350)
Net decrease for the year ended December 31, 2022	—	—	(24,335)	—	(272)	(23,049)	(23,321)
Balances at December 31, 2022	—	$—	13,398,078	$134	$184,841	$(4,552)	$180,423

Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	20,160	20,160
Net realized losses on investments, net of taxes	—	—	—	—	—	(11,405)	(11,405)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(9,007)	(9,007)
Loss on extinguishment of debt	—	—	—	—	—	(213)	(213)
Dividends declared	—	—	—	—	—	(17,954)	(17,954)
Net decrease for the year ended December 31, 2023	—	—	—	—	—	(18,419)	(18,419)
Balances at December 31, 2023	—	$—	13,398,078	$134	$184,841	$(22,971)	$162,004

Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	16,712	16,712
Net realized losses on investments, net of taxes	—	—	—	—	—	(17,121)	(17,121)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	28,851	28,851
Tax reclassifications of permanent differences	—	—	—	—	71	(71)	—
Dividends declared	—	—	—	—	—	(18,221)	(18,221)
Net increase for the year ended December 31, 2024	—	—	—	—	71	10,150	10,221
Balances at December 31, 2024	—	$—	13,398,078	$134	$184,912	$(12,821)	$172,225
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$28,442	$(465)	$(7,586)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments	17,112	11,354	1,885
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	(28,851)	9,007	24,064
Income tax expense (benefit) from net realized gains on investments	9	51	(155)
Loss on extinguishment of debt	—	213	144
Amortization of deferred debt issuance costs	1,505	1,528	1,549
Write-off of deferred offering costs	99	—	—
Amortization of intangible asset	69	408	409
Amortization of Net Loan Fees	(1,649)	(1,836)	(1,738)
Amendment fees received	281	250	206
Payment-in-kind interest and dividend income	(2,733)	(2,597)	(976)
Accretion of interest income on Structured Finance Securities	(8,731)	(10,857)	(10,656)
Purchase and origination of portfolio investments	(93,370)	(41,736)	(154,167)
Proceeds from principal payments on portfolio investments	67,144	83,004	88,673
Proceeds from sale or redemption of portfolio investments	46,110	18,930	46,617
Distributions received from portfolio investments	15,595	14,483	12,173
Changes in operating assets and liabilities:
Interest and dividend receivable	443	(15)	(727)
Receivable for investments sold	(9,247)	—	14,893
Interest payable	(517)	(235)	262
Payable to investment adviser and affiliates	(411)	(353)	(2,308)
Payable for investments purchased	1,802	—	(8,788)
Other assets and liabilities	(92)	432	(828)
Net cash provided by operating activities	33,010	81,566	2,946
Cash flows from financing activities
Distributions paid to common stockholders	(18,221)	(17,954)	(15,385)
Borrowings under revolving lines of credit	17,500	26,550	59,450
Repayments under revolving lines of credit	(39,650)	(40,750)	(54,750)
Repayments of SBA debentures	(31,920)	(19,000)	(19,000)
Payments of deferred debt issuance costs	—	—	(1,372)
Net cash used in financing activities	(72,291)	(51,154)	(31,057)
Net increase (decrease) in cash	(39,281)	30,412	(28,111)
Cash — beginning of year	45,349	14,937	43,048
Cash — end of year	$6,068	$45,349	$14,937
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$15,660	$18,189	$15,214
Reinvestment of stockholder distributions	—	—	179
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		10.50%	SOFR+	6.00%	1/28/2022	11/16/2027	$8,730	$8,698	$8,730	5.1%

AIDC Intermediateco 2, LLC (15)	Computer Systems Design Services
First Lien Debt		9.59%	SOFR+	5.25%	7/22/2022	7/22/2027	1,960	1,935	1,960	1.1
First Lien Debt		9.61%	SOFR+	5.25%	7/31/2023	7/22/2027	46	45	46	—
							2,006	1,980	2,006	1.1
Allen Media, LLC (15)	Cable and Other Subscription Programming
First Lien Debt		9.98%	SOFR+	5.50%	3/2/2021	2/10/2027	3,691	3,688	2,596	1.5

Associated Spring, LLC (15)	Spring Manufacturing
First Lien Debt		10.33%	SOFR+	5.75%	12/10/2024	4/4/2030	2,276	2,231	2,231	1.3
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	5.75%	12/10/2024	4/4/2030	—	(9)	(9)	—
							2,276	2,222	2,222	1.3
Avison Young Inc. (8) (15)	Nonresidential Property Managers
First Lien Debt (11)		6.15% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	1,564	1,564	1,405	0.8
First Lien Debt (6) (10) (11)		6.15% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	527	474	197	0.1
Common Equity (1,185 Class B units) (10) (13)					3/12/2024			1,400	—	—
Preferred Equity (1,715 Class A units) 12.5% PIK (10) (13)					3/12/2024			1,269	—	—
							2,091	4,707	1,602	0.9
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.09%	SOFR+	8.50%	6/10/2021	6/11/2028	4,962	4,925	4,645	2.7
Second Lien Debt		13.12%	SOFR+	8.50%	6/10/2021	6/11/2028	3,988	3,957	3,733	2.2
							8,950	8,882	8,378	4.9
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.72%	SOFR+	7.25%	2/2/2022	6/8/2029	3,667	3,407	3,546	2.1

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Boca Home Care Holdings, Inc. (19)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.96%	SOFR+	6.50%	2/25/2022	2/25/2027	$9,627	$9,568	$9,560	5.6%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(7)	(9)	—
Common Equity (1,290 Class A units) (10)					2/25/2022			1,290	679	0.4
Preferred Equity (3,446 Class A Units), 12.0% cash / 2.0% PIK					3/3/2023			345	358	0.2
							9,627	11,196	10,588	6.2
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		11.23%	SOFR+	6.75%	11/3/2023	12/30/2027	3,166	3,097	3,124	1.8
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(6)	(4)	—
							3,166	3,091	3,120	1.8
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	61	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		11.22%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,878	5,938	3.4

Creation Technologies Inc. (8) (15)	Bare Printed Circuit Board Manufacturing
First Lien Debt		10.35%	SOFR+	5.50%	9/24/2021	10/5/2028	1,950	1,942	1,915	1.1

East West Manufacturing LLC (15)	Fluid Power Pump and Motor Manufacturing
First Lien Debt		10.11%	SOFR+	5.75%	2/11/2022	12/22/2028	1,910	1,899	1,910	1.1

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (17)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2025	6,231	6,231	6,231	3.6
First Lien Debt (Revolver) (5)		7.50%	N/A		11/29/2021	12/31/2025	899	899	899	0.5
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	8,677	6,584	2,018	1.2
Equity Participation Rights (7) (10)					12/31/2021			4,722	—	—
							15,807	18,436	9,148	5.3
Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	5,955	5,891	4,913	2.9

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
First Brands Group, LLC (14) (15)	Other Motor Vehicle Parts Manufacturing
First Lien Debt		9.85%	SOFR+	5.00%	8/23/2024	3/30/2027	$3,343	$3,300	$3,148	1.8%
First Lien Debt		9.85%	SOFR+	5.00%	8/26/2024	3/30/2027	1,632	1,614	1,533	0.9
							4,975	4,914	4,681	2.7
GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		9.30%	SOFR+	4.75%	3/26/2021	4/28/2028	936	936	855	0.5
First Lien Debt		9.30%	SOFR+	4.75%	3/26/2021	4/28/2028	1,293	1,292	594	0.3
							2,229	2,228	1,449	0.9
Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.18%	SOFR+	6.75%	7/20/2022	8/1/2029	9,000	8,813	8,591	5.0

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.23%	SOFR+	5.75%	10/15/2021	10/15/2027	6,400	6,341	6,400	3.7
First Lien Debt (15)		10.23%	SOFR+	5.75%	10/15/2021	10/15/2027	4,047	4,004	4,047	2.4
First Lien Debt (Revolver) (5)		12.25%	Prime+	4.75%	10/15/2021	10/15/2027	95	88	95	0.1
First Lien Debt (15)		10.23%	SOFR+	5.75%	3/31/2023	10/15/2027	4,503	4,469	4,503	2.6
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	5.75%	10/15/2024	10/15/2026	—	(22)	—	—
							15,045	14,880	15,045	8.8
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		11.47%	SOFR+	6.75%	1/27/2022	3/2/2029	2,683	2,683	2,683	1.6

Inergex Holdings, LLC (11)	Other Computer Related Services
First Lien Debt		11.47% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	14,784	14,658	14,784	8.6
First Lien Debt (Revolver)		11.74% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	2,344	2,344	2,344	1.4
							17,128	17,002	17,128	10.0

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Ivanti Software, Inc. (14) (15)	Software Publishers
First Lien Debt		9.12%	SOFR+	4.25%	3/26/2021	12/1/2027	$2,903	$2,908	$2,014	1.2%

JP Intermediate B, LLC (6) (15)	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		14.00%	Prime+	6.50%	1/14/2021	11/20/2027	4,638	4,491	2,102	1.2

Kreg LLC	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		8.73% cash / 2.50% PIK	SOFR+	4.25%	12/20/2021	12/20/2026	17,582	17,533	16,720	9.7
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	12/20/2021	12/20/2026	—	(4)	(66)	—
							17,582	17,529	16,654	9.7
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		10.44%	SOFR+	6.00%	10/20/2023	10/20/2029	2,212	2,167	2,234	1.3
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(1)	4	—
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(6)	—	—
							2,212	2,160	2,238	1.3
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		10.84% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,741	2,708	2,593	1.5

One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		11.21%	SOFR+	6.75%	12/13/2021	12/22/2025	7,356	7,320	7,143	4.1
First Lien Debt (15)		11.21%	SOFR+	6.75%	12/13/2021	12/22/2025	3,877	3,857	3,764	2.2
First Lien Debt (Revolver)		11.25%	SOFR+	6.75%	12/13/2021	12/22/2025	1,444	1,437	1,403	0.8
							12,677	12,614	12,310	7.1

Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2026	16,648	14,113	7,159	4.2

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units) (10)					9/30/2017			499	1,196	0.7

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt (14)		9.60%	SOFR+	4.75%	4/16/2021	4/27/2028	$1,715	$1,710	$1,039	0.6%
Second Lien Debt		12.60%	SOFR+	7.75%	4/16/2021	4/27/2029	4,450	4,415	2,563	1.5
							6,165	6,125	3,602	2.1
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,834	1.1

RumbleOn, Inc. (8) (15)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	2,609	2,549	2,476	1.4
First Lien Debt (11)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	787	778	747	0.4
Warrants (warrants to purchase up to $218,000 in common stock) (10)					8/31/2021	8/14/2028 (12)		200	34	—
							3,396	3,527	3,257	1.8
Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.96%	SOFR+	3.50%	3/25/2021	4/3/2028	1,785	1,776	1,605	0.9

SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		10.35%	SOFR+	6.00%	12/20/2024	12/20/2029	12,464	12,402	12,402	7.2
First Lien Debt (15)		10.35%	SOFR+	6.00%	12/20/2024	12/20/2029	4,500	4,478	4,478	2.6
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	12/20/2024	12/20/2029	—	(9)	(9)	—
							16,964	16,871	16,871	9.8

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SSJA Bariatric Management LLC (10) (15) (19)	Offices of Physicians, Mental Health Specialists
First Lien Debt (6)		9.73%	SOFR+	5.25%	8/26/2019	4/30/2025	$10,649	$9,563	$6,624	3.8%
First Lien Debt (6)		9.73%	SOFR+	5.25%	12/31/2020	4/30/2025	1,151	1,033	716	0.4
First Lien Debt (6)		9.73%	SOFR+	5.25%	12/8/2021	4/30/2025	2,899	2,600	1,803	1.0
First Lien Debt (Revolver) (6)		9.73%	SOFR+	5.25%	8/26/2019	4/30/2025	297	266	185	0.1
Common Equity (867,591 Class F units) (13)					4/10/2024			—	—	—
							14,996	13,462	9,328	5.3
Staples, Inc. (14) (15)	Business to Business Electronic Markets
First Lien Debt		10.18%	SOFR+	5.75%	5/23/2024	9/4/2029	2,565	2,473	2,458	1.4

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		10.46% Cash / 1.00% PIK	SOFR+	6.00%	10/14/2021	10/14/2026	15,302	15,248	14,460	8.4
First Lien Debt (Revolver) (5)		10.55%	SOFR+	6.00%	10/14/2021	10/14/2026	1,029	1,024	944	0.5
							16,331	16,272	15,405	8.9
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		13.35%	SOFR+	8.50%	5/13/2021	11/2/2028	4,500	4,573	4,293	2.5

United Biologics Holdings, LLC (10) (13)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			9	—	—

Wellful Inc. (F/K/A KNS Acquisition Corp.) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		9.48%	SOFR+	5.00%	12/19/2024	4/19/2030	2,844	2,844	2,844	1.7
First Lien Debt		10.72%	SOFR+	6.25%	4/16/2021	10/19/2030	4,354	4,354	4,354	2.5
							7,198	7,198	7,198	4.2

Total Debt and Equity Investments							$260,122	$263,106	$228,367	132.6%

Structured Finance Securities (8)
Apex Credit CLO 2020 Ltd. (9) (16)
Subordinated Notes		18.21%	N/A		11/16/2020	4/20/2035	$11,080	$9,388	$7,717	4.5%

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Apex Credit CLO 2021 Ltd. (9) (16)
Subordinated Notes		18.66%	N/A		5/28/2021	7/18/2034	$8,630	$6,400	$5,282	3.1%

Apex Credit CLO 2022-1 Ltd. (9) (16)
Subordinated Notes		13.26%	N/A		4/28/2022	4/22/2033	10,726	8,598	6,213	3.6

Battalion CLO XI Ltd.
Mezzanine Debt - Class E		11.75%	SOFR+	6.85%	4/24/2022	4/24/2034	6,000	5,981	5,659	3.3

BlueMountain CLO XXXV Ltd. (9) (16)
Subordinated Notes		15.30%	N/A		10/30/2024	10/22/2037	5,800	4,270	4,217	2.4

Brightwood Capital MM CLO 2023-1, Ltd.
Mezzanine Debt - Class E		15.02%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,965	2,177	1.3
Subordinated Notes (9) (16)		11.91%	N/A		9/28/2023	10/15/2035	5,494	4,960	4,461	2.6
							7,627	6,924	6,638	3.9
Canyon CLO 2019-1, Ltd. (9) (16)
Subordinated Notes		23.97%	N/A		8/22/2024	7/15/2037	18,453	9,492	10,296	6.0

Dryden 76 CLO, Ltd. (9) (16)
Subordinated Notes		10.31%	N/A		9/27/2019	10/15/2037	5,352	3,131	2,210	1.3

ICG US CLO 2021-3, Ltd. (9) (16)
Subordinated Notes		30.03%	N/A		8/8/2024	10/20/2034	16,750	8,082	9,734	5.7

LCM 42 Ltd. (9) (16)
Subordinated Notes		16.91%	N/A		12/19/2024	1/15/2038	3,500	2,993	2,993	1.7

Madison Park Funding XXIII, Ltd. (9) (16)
Subordinated Notes		12.68%	N/A		1/8/2020	7/27/2047	10,000	4,559	4,140	2.4

Madison Park Funding XXIX, Ltd. (9) (16)
Subordinated Notes		6.34%	N/A		12/22/2020	10/18/2047	9,500	4,866	3,604	2.1

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		13.27%	SOFR+	8.75%	4/22/2022	5/20/2034	$1,000	$978	$1,000	0.6%

Octagon Investment Partners 39, Ltd. (4) (9) (16)
Subordinated Notes		0.00%	N/A		1/23/2020	10/20/2030	7,000	2,997	1,234	0.7

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine Debt - Class D		12.18%	SOFR+	7.30%	1/26/2021	1/20/2034	1,000	986	998	0.6

THL Credit Wind River 2019‐3 CLO Ltd. (4) (9) (16)
Subordinated Notes		0.00%	N/A		4/5/2019	4/15/2031	7,000	3,923	1,618	0.9

Trinitas CLO VIII, Ltd. (4) (9) (16)
Subordinated Notes		0.00%	N/A		3/4/2021	7/20/2117	5,200	2,464	582	0.3

Venture 45 CLO, Limited
Mezzanine Debt - Class E		12.32%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,952	2,739	1.6

Total Structured Finance Securities							$137,618	$88,983	$76,875	44.6%

Total Non-control/Non-affiliate Investments							$397,740	$352,089	$305,242	177.2%

Affiliate Investments
Contract Datascan Holdings, Inc. (19)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			$8,407	$11,890	6.9%
Common Equity (11,273 shares) (10)					6/28/2016			104	441	0.3
								8,511	12,331	7.2
DRS Imaging Services, LLC (10) (13) (19)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	1,190	0.7

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pfanstiehl Holdings, Inc. (19) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			$217	$89,298	51.8%

TalentSmart Holdings, LLC (10) (13) (19)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	1,604	0.9

Total Affiliate Investments							$11,458	$104,423	60.6%

Total Investments						$397,740	$363,547	$409,665	237.9%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)As of December 31, 2024, the Company held loans and mezzanine debt investments with an aggregate fair value of $215,559 that bore interest at a variable rate indexed to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of December 31, 2024. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)As of December 31, 2024, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security's anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security's then-current amortized cost.
(5)Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(6)Investment was on non-accrual status as of December 31, 2024, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)Equity participation rights issued by unaffiliated third party fully covered with underlying positions in the portfolio company.
(8)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2024, approximately 80% of the Company's assets were qualifying assets.
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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2024
(Dollar amounts in thousands)
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed as of December 31, 2024:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	6.15% to 12.65%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	6.15% to 12.65%
Inergex Holdings, LLC	First Lien Debt	2.00%	0% to 2.00%	11.47% to 13.47%
Inergex Holdings, LLC	First Lien Debt (Revolver)	2.00%	0% to 2.00%	11.74% to 13.74%
Kreg LLC	First Lien Debt	2.50%	0% to 2.00%	8.73% to 10.73%
RumbleOn, Inc.	First Lien Debt	1.50%	0% to 1.50%	12.10% to 13.60%
RumbleOn, Inc.	First Lien Debt	1.50%	0% to 1.50%	12.10% to 13.60%
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
(18)Not meaningful as there is no outstanding balance on the revolver or delayed draw loan. The Company generally earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)The Company has an observer seat on the portfolio company’s board of directors.
(20)Portfolio company at fair value represents greater than 5% of total assets at December 31, 2024.

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		11.45%	SOFR+	6.00%	1/28/2022	11/16/2027	$8,820	$8,776	$8,483	5.2%

Advantage Sales & Marketing Inc. (F/K/A Karman Buyer Corp) (14) (15)	Advertising Agencies
First Lien Debt		10.18%	SOFR+	4.50%	3/2/2022	10/28/2027	2,260	2,238	2,249	1.4

AIDC Intermediateco 2, LLC (15)	Computer Systems Design Services
First Lien Debt		11.80%	SOFR+	6.25%	7/22/2022	7/22/2027	1,980	1,948	1,974	1.2
First Lien Debt		11.78%	SOFR+	6.25%	7/31/2023	7/22/2027	46	45	46	—
							2,026	1,993	2,020	1.2
Allen Media, LLC (14) (15)	Cable and Other Subscription Programming
First Lien Debt		11.00%	SOFR+	5.50%	3/2/2021	2/10/2027	3,729	3,726	3,325	2.1

All Star Auto Lights, Inc. (4) (15) (20)	Motor Vehicle Parts (Used) Merchant Wholesalers
First Lien Debt		10.97%	SOFR+	5.50%	12/19/2019	8/20/2025	22,861	22,719	22,853	14.1
First Lien Debt		10.96%	SOFR+	5.50%	8/4/2022	8/20/2025	4,925	4,872	4,923	3.0
							27,786	27,591	27,776	17.1
Astro One Acquisition Corporation (6)	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Second Lien Debt		14.11%	SOFR+	8.50%	1/31/2022	9/14/2029	3,000	2,596	110	0.1

Avison Young Inc. (6) (21)	Nonresidential Property Managers
First Lien Debt (15)		12.11%	SOFR+	6.50%	11/25/2021	1/31/2026	3,925	3,903	1,063	0.7
First Lien Debt		12.64%	SOFR+	7.00%	8/19/2022	1/31/2026	794	757	215	0.1
							4,719	4,660	1,278	0.8
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.11%	SOFR+	8.50%	6/10/2021	6/11/2028	4,962	4,915	4,962	3.1
Second Lien Debt		14.12%	SOFR+	8.50%	6/10/2021	6/11/2028	3,988	3,948	3,988	2.5
							8,950	8,863	8,950	5.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		12.72%	SOFR+	7.25%	2/2/2022	6/8/2029	$1,667	$1,645	$1,474	0.9%

Boca Home Care Holdings, Inc. (19)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		11.96%	SOFR+	6.50%	2/25/2022	2/25/2027	10,972	10,874	10,597	6.5
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(10)	(44)	—
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	827	0.5
Preferred Equity (3,446 Class A Units), 12.0% cash / 2.0% PIK					3/3/2023			345	344	0.2
							10,972	12,499	11,724	7.2
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		12.25%	SOFR+	6.75%	11/3/2023	12/30/2027	3,198	3,106	3,106	1.9
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(9)	(9)	—
							3,198	3,097	3,097	1.9
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	45	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		12.22%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,863	5,877	3.6

Creation Technologies Inc. (15) (21)	Bare Printed Circuit Board Manufacturing
First Lien Debt		11.18%	SOFR+	5.50%	9/24/2021	10/5/2028	1,970	1,959	1,851	1.1

Diamond Sports Group, LLC (6) (14) (15)	Television Broadcasting
Second Lien Debt		10.71%	SOFR+	5.25%	11/19/2019	8/24/2026	1,935	1,935	92	0.1

East West Manufacturing LLC (15)	Fluid Power Pump and Motor Manufacturing
First Lien Debt		11.13%	SOFR+	5.75%	2/11/2022	12/22/2028	1,930	1,916	1,855	1.1

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Second Lien Debt		13.96%	SOFR+	8.50%	4/8/2021	6/26/2026	$3,679	$3,452	$3,561	2.2%

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (4) (17)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2025	6,295	6,295	6,295	3.9%
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	7,844	6,584	3,801	2.3
First Lien Debt (Revolver) (5)		n/m (18)	N/A		11/29/2021	12/31/2025	—	—	—	—
Equity Participation Rights (7) (10)					12/31/2021			4,722	—	—
							14,139	17,601	10,096	6.2
Excelin Home Health, LLC (4)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	12/31/2025	4,932	4,839	4,173	2.6

GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		10.28%	SOFR+	4.75%	3/26/2021	8/31/2027	2,916	2,915	1,943	1.2

Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		12.20%	SOFR+	6.75%	7/20/2022	8/1/2029	5,925	5,641	5,925	3.7

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		11.25%	SOFR+	5.75%	10/15/2021	10/15/2027	6,466	6,385	6,466	4.0
First Lien Debt (15)		11.25%	SOFR+	5.75%	10/15/2021	10/15/2027	4,089	4,029	4,089	2.5
First Lien Debt (Revolver) (5)		13.25%	Prime+	4.75%	10/15/2021	10/15/2027	95	85	95	0.1
First Lien Debt (Delayed Draw) (5) (15)		11.50%	SOFR+	6.00%	3/31/2023	10/15/2027	2,706	2,682	2,706	1.7
							13,356	13,181	13,356	8.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.28%	SOFR+	6.75%	1/27/2022	3/2/2029	$4,000	$4,000	$3,850	2.4%

Inergex Holdings, LLC (11)	Other Computer Related Services
First Lien Debt		12.58% cash / 1.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	14,868	14,783	14,868	9.2
First Lien Debt (Revolver)		12.58% cash / 1.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	2,344	2,312	2,344	1.4
							17,212	17,095	17,212	10.6
Ivanti Software, Inc. (14) (15)	Software Publishers
First Lien Debt		9.91%	SOFR+	4.25%	3/26/2021	12/1/2027	2,933	2,940	2,792	1.7

JP Intermediate B, LLC (15)	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		11.14%	SOFR+	5.50%	1/14/2021	11/20/2027	4,697	4,513	3,368	2.1

Kreg LLC	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		9.75% cash / 2.50% PIK	SOFR+	4.25%	12/20/2021	12/20/2026	17,139	17,066	15,989	9.9
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	12/20/2021	12/20/2026	—	(6)	(90)	(0.1)
							17,139	17,060	15,899	9.8
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		11.74%	SOFR+	6.25%	10/20/2023	10/20/2029	2,234	2,180	2,180	1.3
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(5)	(5)	—
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(8)	(8)	—
							2,234	2,167	2,167	1.3
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		11.72% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,755	2,733	2,597	1.6
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(4)	(69)	—
							2,755	2,729	2,528	1.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		12.21%	SOFR+	6.75%	12/13/2021	12/22/2025	$7,432	$7,358	$7,066	4.4%
First Lien Debt (15)		12.21%	SOFR+	6.75%	12/13/2021	12/22/2025	3,916	3,876	3,723	2.3
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	12/13/2021	12/22/2025	—	(14)	(71)	—
							11,348	11,220	10,718	6.7
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2025	16,648	14,113	6,858	4.2

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units) (10)					9/30/2017			499	551	0.3

Reception Purchaser LLC (15)	Transportation and Warehousing
First Lien Debt		11.50%	SOFR+	6.00%	4/28/2022	3/24/2028	2,523	2,495	2,257	1.4

Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt (14)		10.22%	SOFR+	4.75%	4/16/2021	4/27/2028	1,715	1,708	1,307	0.8
Second Lien Debt		13.22%	SOFR+	7.75%	4/16/2021	4/27/2029	4,450	4,407	3,272	2.0
							6,165	6,115	4,579	2.8
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,182	0.7

RumbleOn, Inc. (15) (21)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		14.36% Cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	2,858	2,769	2,633	1.6
First Lien Debt (11)		14.36% Cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	862	854	795	0.5
Warrants (warrants to purchase up $218,000 in common stock) (10)					8/31/2021	8/14/2028 (12)		200	72	—
							3,720	3,823	3,500	2.1
Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (1,603 Series B units)					9/4/2020			160	77	—

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		8.96%	SOFR+	3.50%	3/25/2021	4/3/2028	$1,803	$1,791	$1,616	1.0%

Spear Education Holdings, LLC (15)
First Lien Debt	Professional and Management Development Training	13.00%	SOFR+	7.50%	2/10/2023	12/15/2027	1,485	1,455	1,484	0.9

SSJA Bariatric Management LLC (15)	Offices of Physicians, Mental Health Specialists
First Lien Debt		10.75%	SOFR+	5.25%	8/26/2019	8/26/2024	9,575	9,563	9,186	5.7
First Lien Debt		10.75%	SOFR+	5.25%	12/31/2020	8/26/2024	1,035	1,033	993	0.6
First Lien Debt		10.75%	SOFR+	5.25%	12/8/2021	8/26/2024	2,607	2,600	2,501	1.5
First Lien Debt (Revolver) (5)		10.75%	SOFR+	5.25%	8/26/2019	8/26/2024	200	199	173	0.1
							13,417	13,395	12,853	7.9
SS Acquisition, LLC (8) (15)	Sports and Recreation Instruction
First Lien Debt		12.41%	SOFR+	6.75%	12/30/2021	12/30/2026	3,042	3,023	3,042	1.9
First Lien Debt		13.10%	SOFR+	7.45%	12/30/2021	12/30/2026	1,460	1,449	1,460	0.9
							4,502	4,472	4,502	2.8
Staples, Inc. (14) (15) (21)	Business to Business Electronic Markets
First Lien Debt		10.46%	L+	5.00%	6/24/2019	4/16/2026	2,870	2,841	2,728	1.7

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Second Lien Debt		13.46%	SOFR+	8.00%	5/15/2018	4/30/2026	9,073	9,072	9,073	5.6

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	15,347	15,304	14,334	8.8
First Lien Debt (Revolver) (5)		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	592	585	422	0.3
							15,939	15,889	14,756	9.1
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		14.14%	SOFR+	8.50%	5/13/2021	11/2/2028	4,500	4,592	4,287	2.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
United Biologics Holdings, LLC (4) (10)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			$9	$—	—%

Wellful Inc. (F/K/A KNS Acquisition Corp.) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		11.72%	SOFR+	6.25%	4/16/2021	4/21/2027	6,606	6,581	6,313	3.9

Total Debt and Equity Investments							$285,417	$287,218	$254,411	157.0%

Structured Finance Securities (21)
Apex Credit CLO 2020 Ltd. (9) (16)
Subordinated Notes		14.89%	N/A		11/16/2020	10/20/2031	$11,080	$10,191	$7,031	4.3%

Apex Credit CLO 2021 Ltd. (9) (16)
Subordinated Notes		21.61%	N/A		5/28/2021	7/18/2034	8,630	6,977	5,711	3.5

Apex Credit CLO 2022-1 Ltd. (9) (16)
Subordinated Notes		17.30%	N/A		4/28/2022	4/22/2033	10,726	8,858	6,961	4.3

Ares L CLO Ltd.
Mezzanine Debt - Class E		11.31%	SOFR+	5.65%	2/17/2022	1/15/2032	6,000	5,832	5,474	3.4

Barings CLO 2019-I Ltd.
Mezzanine Debt - Class E		12.52%	SOFR+	6.86%	2/23/2022	4/15/2035	8,000	7,918	7,725	4.8

Battalion CLO XI Ltd.
Mezzanine Debt - Class E		12.51%	SOFR+	6.85%	4/24/2022	4/24/2034	6,000	5,918	5,511	3.4

Brightwood Capital MM CLO 2023-1, Ltd.
Mezzanine Debt - Class D		11.85%	SOFR+	6.46%	9/28/2023	10/15/2035	915	888	888	0.5
Mezzanine Debt - Class E		15.75%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,929	1,929	1.2
Subordinated Notes (9) (16)		14.56%	N/A		9/28/2023	10/15/2035	5,494	5,018	5,018	3.1
							8,542	7,835	7,835	4.8

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Dryden 53 CLO, LTD. (9) (16)
Subordinated Notes - Income		8.04%	N/A		10/26/2020	1/15/2031	$2,700	$1,280	$622	0.3%
Subordinated Notes		7.00%	N/A		10/26/2020	1/15/2031	2,159	1,046	497	0.3
							4,859	2,326	1,119	0.7
Dryden 76 CLO, Ltd. (9) (16)
Subordinated Notes		16.12%	N/A		9/27/2019	10/20/2032	2,750	2,332	1,779	1.1

Flatiron CLO 18, Ltd. (9) (16)
Subordinated Notes		7.62%	N/A		1/2/2019	4/17/2031	9,680	6,314	4,989	3.1

Madison Park Funding XXIII, Ltd. (9) (16)
Subordinated Notes		16.45%	N/A		1/8/2020	7/27/2047	10,000	5,558	4,744	2.9

Madison Park Funding XXIX, Ltd. (9) (16)
Subordinated Notes		13.78%	N/A		12/22/2020	10/18/2047	9,500	5,927	5,355	3.3

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		14.12%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	961	967	0.6

Octagon Investment Partners 39, Ltd. (9) (16)
Subordinated Notes		4.98%	N/A		1/23/2020	10/20/2030	7,000	3,962	2,171	1.3

Park Avenue Institutional Advisers CLO Ltd 2021-1
Mezzanine Debt - Class D		12.98%	SOFR+	7.30%	1/26/2021	1/20/2034	1,000	982	982	0.6

Redding Ridge 4 Ltd. (9) (16)
Subordinated Notes		7.46%	N/A		3/4/2021	4/15/2030	1,300	910	544	0.3

Regatta XXII Funding Ltd
Mezzanine Debt - Class E		12.61%	SOFR+	7.19%	5/6/2022	7/20/2035	3,000	2,977	3,007	1.9

THL Credit Wind River 2019‐3 CLO Ltd. (9) (16)
Subordinated Notes		10.59%	N/A		4/5/2019	4/15/2031	7,000	4,883	2,941	1.8

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Trinitas CLO VIII, Ltd. (9) (16)
Subordinated Notes		3.95%	N/A		3/4/2021	7/20/2117	$5,200	$2,891	$1,352	0.8%

Venture 45 CLO, Limited
Mezzanine Debt - Class E		13.12%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,942	2,579	1.6

Wellfleet CLO 2018-2, Ltd. (9) (16)
Subordinated Notes		9.99%	N/A		3/4/2021	10/20/2031	1,000	627	270	0.2

Total Structured Finance Securities							$125,267	$97,121	$79,045	48.8%

Total Non-control/Non-affiliate Investments							$410,684	$384,339	$333,456	205.8%

Affiliate Investments
Contract Datascan Holdings, Inc. (4) (19)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			$7,309	$10,312	6.4%
Common Equity (11,273 shares) (10)					6/28/2016			104	271	0.2
								7,412	10,583	6.6
DRS Imaging Services, LLC (13) (19)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	393	0.2

Master Cutlery, LLC (4) (10) (19)	Sporting and Recreational Goods and Supplies Merchant Wholesalers
Subordinated Debt (6) (11)		13.00% PIK	N/A		4/17/2015	5/25/2024	9,749	4,680	—	—
Preferred Equity (3,723 Series A units), 8% PIK					4/17/2015			3,483	—	—
Common Equity (15,564 units)					4/17/2015			—	—	—
							9,749	8,163	—	—
Pfanstiehl Holdings, Inc. (4) (19) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)					1/1/2014			217	70,927	43.8

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2023
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TalentSmart Holdings, LLC (10) (13) (19)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			$1,595	$1,136	0.7%

TRS Services, LLC (4) (19)	Commercial and Industrial Machinery and Equipment (except Automotive and Electronic) Repair and Maintenance
Preferred Equity (1,937,191 Class A units), 11% PIK				12/10/2014			97	2,507	1.5
Common Equity (3,000,000 units) (10)				12/10/2014			572	1,285	0.8
							669	3,792	2.3

Total Affiliate Investments						$9,749	$19,191	$86,831	53.6%

Total Investments						$420,432	$403,530	$420,287	259.4%

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

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Inergex Holdings, LLC	First Lien Debt	1.00%	0% to 1.00%	12.58% to 13.58%
Inergex Holdings, LLC	First Lien Debt (Revolver)	1.00%	0% to 1.00%	12.58% to 13.58%
Kreg LLC	First Lien Debt	2.50%	0% to 2.00%	9.75% to 11.75%
Master Cutlery, LLC	Subordinated Debt	13.00%	0% to 13.00%	0% to 13.00%
RumbleOn, Inc.	First Lien Debt	0.50%	0% to 0.50%	14.36% to 14.86%
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

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1. Organization
OFS Capital Corporation (and collectively with its subsidiaries, the “Company”), a Delaware corporation, is an externally managed, closed-end, non-diversified management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, for income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M under the Internal Revenue Code of 1986, as amended (the “Code”).
The Company’s investment objective is to provide stockholders with both current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. In addition, the Company may invest in collateralized loan obligation (“CLO”) mezzanine debt, subordinated (i.e., residual or equity) notes and loan accumulation facility securities (collectively referred to as “Structured Finance Securities”). OFS Capital Management, LLC (“OFS Advisor”), a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), a wholly owned subsidiary of Orchard First Source Asset Management, LLC (“OFSAM”), a full-service provider of capital and leveraged finance solutions to U.S. corporations, manages the day-to-day operations of, and provides investment advisory services to, the Company.
OFS Advisor also serves as the investment adviser for Hancock Park Corporate Income, Inc. (“HPCI”), a Maryland corporation and a BDC. HPCI’s investment objective is similar to that of the Company. OFS Advisor also serves as the investment adviser for OFS Credit Company, Inc. (“OCCI”), a non-diversified, externally managed, closed-end management investment company that is registered as an investment company under the 1940 Act and that primarily invests in Structured Finance Securities. Additionally, OFS Advisor serves as the investment adviser to separately-managed accounts and as the sub-advisor to investment companies managed by an affiliate.
The Company may make investments through OFSCC-FS, LLC (“OFSCC-FS”), a wholly owned and consolidated special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments; and through OFSCC-MB, Inc. (“OFSCC-MB”), a wholly owned and consolidated subsidiary taxed under subchapter C of the Code, that generally holds the equity investments of the Company that are taxed as pass-through entities.
OFS SBIC I, LP (“SBIC I LP”), a wholly owned and consolidated subsidiary, was previously licensed under the U.S. Small Business Administration’s (“SBA”) small business investment company program (“SBIC Program”). On April 17, 2024, SBIC I LP surrendered its license to operate under the SBIC Program and no longer is subject to SBA regulatory requirements under the Small Business Investment Act of 1958, as amended.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies, and the reporting requirements for Form 10-K, the 1940 Act, and Articles 6 and 12 of Regulation S-X. The consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP.
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
Fair value of financial instruments: The Company applies fair value accounting to all of its financial instruments in accordance with ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the financial instrument. Highest priority is given to prices for identical financial instruments quoted in active markets (Level 1) and the lowest priority is given to fair value estimates based on unobservable inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by OFS Advisor in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using unobservable inputs), which comprise the majority of the Company’s investments. See Note 5 for details.
Material changes to OFS Advisor’s valuation policy are reviewed and approved by management and the Company’s board of directors (the “Board”). As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, OFS Advisor, as valuation designee, will continue evaluating its valuation methodologies.
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
Significant Subsidiaries: The Company evaluates the issuers of its Control Investments for significance in accordance with Rules 3-09 and 4-08(g) of Regulation S-X. As of December 31, 2024 and 2023, the Company did not have any investments classified as Control Investments, and as of December 31, 2022, no issuers of Control Investments were considered a significant subsidiary under these rules.
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
Reportable segments: In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted ASU 2023-07 as of December 31, 2024. The Company determined it operates through a single operating and reporting segment with a single investment objective to provide its stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Pursuant to ASU 2023-07, the Company identified its Chief Executive Officer as the chief operating decision maker (“CODM”). The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities and the significant segment expenses are listed on the consolidated statements of operations.
Cash and cash equivalents: The Company’s cash balances are maintained with member banks of the Federal Deposit Insurance Corporation (“FDIC”), and, such balances generally exceed the FDIC insurance limits. The Company does not believe its cash balances are exposed to any significant credit risk. Cash and cash equivalent balances are held in US Bank Trust Company, National Association and Citibank N.A. money market deposit accounts. In addition, the Company’s use of cash and cash equivalents held by OFSCC-FS is limited by the terms and conditions of the BNP Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings.
Revenue recognition:
Interest income: Interest income from the Company’s loan and CLO mezzanine debt investments is recognized on an accrual basis and reported as interest receivables until collected. Interest income is accrued based on the outstanding principal amount on the consolidated schedule of investments and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash. PIK interest on such investments is generally due at the maturity of the investment. Recognition of cash and PIK interest includes assessments of collectability. The Company discontinues the accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected. See Non-Accrual Loans section.

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
Interest income - Structured Finance Securities: Structured Finance Securities include CLO mezzanine debt, CLO subordinated notes and loan accumulation facility positions. Interest income from investments in CLO subordinated notes is recognized on the basis of the estimated effective yield to expected redemption utilizing assumed cash flows in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the estimated cash flows from its CLO subordinated notes, and the accretable yields are generally established at purchase, and re-evaluated upon the receipt of the initial distribution and each subsequent quarter thereafter. Expected cash flows inherent in the Company’s estimates of accretable yields are based on expectations of defaults and loss-on-default severity, as well as other loan-performance assumptions, impacting the loans in the underlying CLO portfolios, as well as the estimated timing of redemption and the associated liquidation price of the terminal principal payment upon redemption. These assumed cash flows represent significant estimates and are subject to a reasonable possibility of near-term change due to economic and credit market conditions, and the effect of these changes could be material. The Company ultimately may not realize income accreted on CLO subordinated note securities.
Interest income from investments in loan accumulation facilities is recognized on an accrual basis based on an estimated yield. Income notes associated with loan accumulation facilities generally earn returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. Interest income is generally received upon the earlier of the closing of the CLO securitization or liquidation of the underlying portfolio. The Company periodically evaluates the realizability of such amounts and, if necessary, subsequently adjusts the estimated yield.
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
Fee income: The Company generates fee revenue in the form of syndication, prepayment, and other contractual fees, that are recognized as the related services are rendered, which, when received from portfolio companies are non-recurring in nature. Prepayment fees are received on certain loans when repaid prior to their scheduled due date, which are recognized as earned when received. Syndication fees are received for capital structuring, loan syndication or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment. The Company also earns unfunded commitment fees on undrawn revolving lines of credit and delayed draw facility commitments.
Investment transactions and net realized and unrealized gains and losses on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the statement of assets and liabilities date are included in receivable for investments sold and payable for investments purchased, as applicable. Primary market new issue trades are recorded on the closing and issuance of the security. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment on the trade date. Investments are reported at fair value in accordance with ASC 820 as determined in good faith by OFS Advisor, as the valuation designee, under the active supervision of the Board. The Company reports changes in the fair value of investments, relative to the amortized cost of investments, as net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Non-accrual loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. See Note 4 for further information on loans on non-accrual status as of December 31, 2024 and December 31, 2023.
Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for tax treatment as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its annual investment company taxable income (“ICTI”) to its stockholders. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which generally relieves the Company from U.S. federal income taxes.
Depending on the level of ICTI earned in a tax year, the Company may choose to retain ICTI in an amount less than that which would trigger U.S. federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such undistributed income. Such spillover income increases the Company’s RIC distribution requirement in the following year. An excise tax liability is recognized when the Company determines its estimated current year annual ICTI, capital gain net income, and any undistributed ICTI and capital gain net income from the prior year, as defined in the Code, exceeds distributions paid during the calendar year. For the years ended December 31, 2024, 2023 and 2022, the Company recognized U.S. federal excise taxes (refunds) of $(71), $0 and $100, respectively.
The Company may utilize OFSCC-MB when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. For U.S. federal income tax purposes, OFSCC-MB is not consolidated with the RIC and is taxed as a C-Corporation. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions as of December 31, 2024 and 2023. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
Distributions: Distributions to common stockholders are recognized on the record date. The amount, timing and form of distributions is determined by the Board each quarter. Distributions from net investment income and net realized gains are determined in accordance with the Code. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Distributions paid in excess of current and accumulated ICTI, and not capital gains, are considered returns of capital to stockholders.
Net investment income determined in accordance with tax regulations may differ from net investment income for financial reporting purposes. Differences may be temporary or permanent. Permanent differences result in a reclassification between capital accounts. Additionally, certain short-term capital gains may be reported as ordinary income for tax purposes. Distributions paid by the Company in accordance with RIC requirements are subject to re-characterization for tax purposes. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI and distributions paid for the full year.
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
Deferred debt issuance costs: Deferred debt issuance costs represent underwriting discounts, fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities, except for deferred debt issuance costs

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

associated with the Company’s revolving line of credit arrangements, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized deferred debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2024 and 2023, were $681 and $1,062, respectively. Deferred debt issuance costs are amortized to interest expense over the term or expected term of the related debt.
Deferred offering costs: Offering costs include legal, accounting and other expenses pertaining to the registration of securities. Offering costs are deferred and, as the registration statement capacity is utilized and securities are sold, a portion of the costs are charged as a reduction to capital when a common stock offering occurs, or allocated to deferred debt issuance costs when a debt offering occurs. Deferred costs are periodically reviewed and charged to expenses if the related registration statement is withdrawn or if an offering is unsuccessful.
Interest expense: Contractual interest expense on the Company’s borrowings is recognized as interest expense on the consolidated statements of operations. Interest expense is recorded on an accrual basis as incurred.
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company exceeds the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. If borrowers completely fail to perform according to the terms of the contracts, the amount of loss due to credit risk from the Company’s investments is equal to the sum of the Company’s recorded investment and the unfunded commitments disclosed in Note 6.
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
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an agreement dated November 7, 2012 (“Investment Advisory Agreement”). The Investment Advisory Agreement was most recently re-approved on April 3, 2024. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a wholly owned subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
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
For the years ended December 31, 2024, 2023 and 2022, OFS Advisor agreed to reduce its base management fee attributable to all assets held through OFSCC-FS (“OFSCC-FS Assets”) to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement to reduce its base management fee for the 2025 calendar year on January 8, 2025.

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
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an Administration Agreement. The Administration Agreement was most recently re-approved by the Board on April 3, 2024. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Equity Ownership: As of December 31, 2024, affiliates of OFS Advisor held 3,024,829 shares of common stock, which is approximately 23% of the Company's outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the years ended December 31, 2024, 2023 and 2022 are presented below:

	December 31,
	2024	2023	2022
Base management fees(1)	$5,993	$7,218	$7,979
Incentive fees:
Income Incentive Fee	4,178	5,040	2,276
Capital Gains Fee(2)	—	—	(1,916)
Administration fees	1,521	1,680	1,742
Distributions paid to affiliates	4,112	4,049	3,503
(1) For the years ended December 31, 2024, 2023 and 2022, the Company’s base management fee on OFSCC-FS Assets was reduced by $1,130, $1,221 and $1,436, respectively, pursuant to the fee reduction agreed to by OFS Advisor on such assets.
(2) During the year ended December 31, 2022, the Company reversed previously accrued Capital Gains Fees of $1,916 due to a reduction in net unrealized appreciation on the investment portfolio.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4. Investments
As of December 31, 2024, the Company had loans to 36 portfolio companies, of which 85% were first lien debt investments and 15% were second lien debt investments, at fair value. The Company also held equity investments in 15 portfolio companies and 18 investments in Structured Finance Securities. At December 31, 2024, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$209,696	57.7%	121.8%	$189,874	46.3%	110.3%
Second lien debt investments	42,313	11.6	24.6	34,331	8.4	19.9
Preferred equity	10,190	2.8	5.9	12,248	3.0	7.1
Common equity, warrants and other(2)	12,365	3.4	7.2	96,337	23.5	56.0
Total debt and equity investments	$274,564	75.5%	159.5%	$332,790	81.2%	193.3%
Structured Finance Securities	88,983	24.5	51.7	76,875	18.8	44.6
Total	$363,547	100.0%	211.2%	$409,665	100.0%	237.9%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $128,147 and $119,169, respectively.
(2)    Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.
As of December 31, 2024, the Company had loans on non-accrual status with an aggregate amortized cost and fair value of $39,124 and $20,803, respectively.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. As of December 31, 2024 and 2023, the Company's investment portfolio was domiciled as follows:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States of America	$269,856	$331,188	$301,749	$339,964
Canada(1)	4,708	1,602	4,660	1,278
Cayman Islands(1)(2)	82,059	70,237	89,286	71,210
Jersey(1)(2)	6,924	6,638	7,835	7,835
Total investments	$363,547	$409,665	$403,530	$420,287
(1) Represents non-qualifying assets under Section 55(a) of the 1940 Act.
(2)    Investments domiciled in the Cayman Islands and Jersey represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.
As of December 31, 2024, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$22,016	6.1%	12.8%	$21,555	5.2%	12.5%
Construction	20,213	5.6	11.7	10,753	2.6	6.2
Education Services	18,466	5.0	10.7	18,475	4.5	10.7
Finance and Insurance	3,091	0.9	1.8	3,121	0.8	1.8
Health Care and Social Assistance	74,008	20.4	43.0	67,144	16.4	39.1
Information	24,071	6.6	14.1	16,242	4.0	9.5
Management of Companies and Enterprises	12,614	3.5	7.3	12,309	3.0	7.1
Manufacturing	34,899	9.6	20.4	122,234	29.8	71.1

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Professional, Scientific, and Technical Services	$18,982	5.2%	11.0%	$19,134	4.7%	11.1%
Public Administration	703	0.2	0.4	61	—	—
Real Estate and Rental and Leasing	13,218	3.6	7.6	13,932	3.4	8.1
Retail Trade	16,511	4.5	9.6	16,985	4.1	9.9
Wholesale Trade	15,773	4.3	9.1	10,845	2.7	6.2
Total debt and equity investments	$274,564	75.5%	159.5%	$332,790	81.2%	193.3%
Structured Finance Securities	88,983	24.5	51.7	76,875	18.8	44.6
Total investments	$363,547	100.0%	211.2%	$409,665	100.0%	237.9%
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
At December 31, 2023, the Company had loans on non-accrual status with an aggregate amortized cost and fair value of $34,568 and $12,140, respectively.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2023, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$22,119	5.5%	13.6%	$21,252	5.2%	13.0%
Construction	19,393	4.8	12.0	11,712	2.8	7.2
Education Services	7,523	1.9	4.7	7,122	1.7	4.4
Finance and Insurance	3,097	0.8	1.9	3,097	0.7	1.9
Health Care and Social Assistance	72,013	17.8	44.5	69,122	16.5	42.6
Information	26,763	6.6	16.5	16,586	4.0	10.4
Management of Companies and Enterprises	11,219	2.8	6.9	10,718	2.6	6.6
Manufacturing	29,402	7.3	18.1	97,924	23.2	60.5
Other Services (except Public Administration)	670	0.2	0.4	3,792	0.9	2.3
Professional, Scientific, and Technical Services	21,327	5.3	13.2	21,481	5.1	13.2
Public Administration	703	0.2	0.4	45	—	—
Real Estate and Rental and Leasing	12,072	3.0	7.5	11,861	2.8	7.3
Retail Trade	12,721	3.1	7.9	12,789	3.0	7.8
Transportation and Warehousing	2,495	0.7	1.5	2,257	0.5	1.6
Wholesale Trade	64,892	15.9	40.0	51,484	12.2	31.8
Total debt and equity investments	$306,409	75.9%	189.1%	$341,242	81.2%	210.6%
Structured Finance Securities	97,121	24.1	59.9	79,045	18.8	48.8
Total investments	$403,530	100.0%	249.0%	$420,287	100.0%	259.4%
Portfolio Concentration: The following table presents the Company’s portfolio companies based on fair value that comprise greater than 10% of the Company’s total net assets as of December 31, 2024:

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Pfanstiehl Holdings, Inc.	Common Equity	Manufacturing	$217	$89,298	21.8%	51.8%
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	17,002	17,128	4.2	10.0
As of December 31, 2024, approximately 4.7% and 11.2% of the Company’s total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
Note 5. Fair Value of Financial Instruments
Investments
The Company’s investments are carried at fair value and determined in accordance with ASC 820 and a documented valuation policy that is applied in a consistent manner. Pursuant to Rule 2a-5 of the 1940 Act (“Rule 2a-5”), the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, and the Board maintains oversight of OFS Advisor in its capacity as valuation designee, as prescribed in Rule 2a-5. The Company engages third-party valuation firms to provide assistance to OFS Advisor in determining the fair value for a majority of its investments.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,
	2024	2023
Transfers from Level 2 to Level 3	$2,596	$—
Transfers from Level 3 to Level 2	8,591	1,616
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
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company’s new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value for a period of time, generally up to three months after the transaction date or until the initial payment date, in the case of new issue Structured Finance Securities. Portfolio investments with a fair value of $22,086 and $22,874, respectively, were valued at their Transaction Prices at December 31, 2024 and December 31, 2023.
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
The fair value of Structured Finance Securities are also estimated primarily by discounted cash flow techniques. In valuing such investments, the Company considers CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and estimated market yields as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the Indicative Prices provided by broker-dealers in its estimate of the fair value of such investments. The Company also considers operating metrics, typically included in the governing documents of CLO vehicles, including collateralization tests, concentration limits, defaults, restructuring activity and prepayment rates on the underlying loans, if applicable.
The fair value of the Company’s equity investments, as well as certain of its impaired debt investments, are generally estimated through analysis of the portfolio company's enterprise value under a market approach. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining enterprise value under the market approach involves an analysis, whereby appropriate multiples are applied to an earnings metric of the portfolio company, typically earnings before net

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

interest expense, income tax expense, depreciation and amortization (“EBITDA”) or revenue. EBITDA and revenue multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also utilize other portfolio-company earnings metrics to determine enterprise value, such as forecast EBITDA or revenue, or a weighting of multiple factors. At times, the Company may also use a discounted cash flow technique to value its equity securities. Application of these valuation methodologies involves a significant degree of judgment by management.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, instability in the U.S. and international banking systems, the agenda of the new U.S. presidential administration, including the potential impact of tariff enactment and tax reductions, the risk of recession or a shutdown of U.S. government services, and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including any potential interest rate reductions approved by the U.S. Federal Reserve, may impact both its cost of funding and the valuation of its investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2024
Debt investments	$—	$21,837	$202,368	$224,205
Equity investments	—	—	108,585	108,585
Structured Finance Securities	—	—	76,875	76,875
	$—	$21,837	$387,828	$409,665

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2023
Debt investments	$—	$16,053	$235,260	$251,313
Equity investments	—	—	89,929	89,929
Structured Finance Securities	—	—	79,045	79,045
	$—	$16,053	$404,234	$420,287

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of December 31, 2024 and 2023. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value at December 31, 2024	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$123,028	Discounted cash flow	Discount rates	9.01% - 32.50% (13.07%)
	16,684	Market approach	EBITDA multiples	3.00x - 7.27x (5.43x)
	9,232	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)
	19,093	Market approach	Transaction Price
Second lien	27,400	Discounted cash flow	Discount rates	10.84% - 33.45% (15.31%)
	4,913	Market approach	EBITDA multiples	8.43x - 8.43x (8.43x)
	2,018	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)

Structured Finance Securities:
Subordinated notes(1)	61,308	Discounted cash flow	Discount rates	15.00% - 40.00% (22.25%)
			Constant default rate	2.00% - 3.00% (2.07%)
			Recovery rate	65.00% - 65.00% (65.00%)
	2,993	Market approach	Transaction Price
Mezzanine debt(1)	12,574	Discounted cash flow	Discount margin	7.60% - 9.90% (8.89%)
			Constant default rate	2.00% - 3.00% (2.25%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	12,248	Market approach	EBITDA multiples	7.00x - 8.50x (8.46x)
Common equity, warrants and other	96,337	Market approach	EBITDA multiples	5.85x - 15.75x (13.66x)
Common equity, warrants and other	—	Market approach	Revenue multiples	0.00x - 0.40x (0.40x)
	$387,828
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
The following tables present changes in investments measured at fair value using Level 3 inputs for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2023	$186,831	$48,429	$—	$13,240	$76,689	$79,045	$404,234
Net realized gain (loss) on investments	(2,663)	(2,136)	(4,376)	(2,911)	807	(3,518)	(14,797)
Net change in unrealized appreciation (depreciation) on investments	(18)	(498)	4,680	221	18,820	5,967	29,172
Amortization of Net Loan Fees	937	413	—	—	—	243	1,593
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	8,731	8,731
Capitalized PIK interest and dividends	669	966	—	1,098	—	—	2,733
Amendment fees received	(281)	—	—	—	—	—	(281)
Purchase and origination of portfolio investments	49,662	8,291	—	—	—	27,369	85,322
Proceeds from principal payments on portfolio investments	(44,511)	(14,069)	(304)	—	—	(5,250)	(64,134)
Sale and redemption of portfolio investments	(13,925)	(7,065)	—	(669)	(1,379)	(20,117)	(43,155)
Distributions received from portfolio investments	—	—	—	—	—	(15,595)	(15,595)
Conversion from debt investments to equity investments	(2,669)	—	—	1,269	1,400	—	—
Transfers from Level 2 to Level 3	2,596	—	—	—	—	—	2,596
Transfers from Level 3 to Level 2	(8,591)	—	—	—	—	—	(8,591)
Level 3 assets, December 31, 2024	$168,037	$34,331	$—	$12,248	$96,337	$76,875	$387,828

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2023
	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$224,614	$56,199	$1,226	$8,196	$91,000	$88,518	$469,753
Net realized loss on investments	(68)	(185)	(9,210)	—	(844)	(1,257)	(11,564)
Net change in unrealized appreciation (depreciation) on investments	(4,378)	(1,031)	7,984	3,608	(12,861)	(4,117)	(10,795)
Amortization of Net Loan Fees	1,095	427	—	—	—	233	1,755
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	10,857	10,857
Capitalized PIK interest and dividends	806	655	—	1,136	—	—	2,597
Amendment fees received	(134)	(116)	—	—	—	—	(250)
Purchase and origination of portfolio investments	33,393	—	—	345	356	7,642	41,736
Proceeds from principal payments on portfolio investments	(65,184)	(6,507)	—	—	—	(9,355)	(81,046)
Sale and redemption of portfolio investments	(1,697)	(1,013)	—	—	—	—	(2,710)
Distributions received from portfolio investments	—	—	—	(45)	(962)	(13,476)	(14,483)
Transfers from Level 3 to Level 2	(1,616)	—	—	—	—	—	(1,616)
Level 3 assets, December 31, 2023	$186,831	$48,429	$—	$13,240	$76,689	$79,045	$404,234
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023, attributable to the Company’s Level 3 assets still held at those respective year ends was as follows:

	Year Ended December 31,
	2024	2023
Debt investments	$(6,518)	$(5,765)
Equity investments	18,680	(10,186)
Structured Finance Securities	2,190	(5,553)
Net unrealized appreciation (depreciation) on investments held	$14,352	$(21,504)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments not reported at fair value on a recurring basis for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments such as cash, cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such financial instruments. The senior secured revolving credit facility between the Company and Banc of California (formally known as Pacific Western Bank), as lender (“Banc of California Credit Facility”) and the secured revolving credit facility that provides for borrowings in an aggregate principal amount up to $150,000 issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equity holder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator (“BNP Facility”) are variable rate instruments and fair value is approximately book value.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of December 31, 2024 and 2023:

	December 31, 2024
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$1,000	$1,000
BNP Facility	—	—	67,350	67,350
OFS Capital Corporation 4.75% Notes due 2026	—	—	121,326	121,326
OFS Capital Corporation 4.95% Notes due 2028	49,698	—	—	49,698
Total debt	$49,698	$—	$189,676	$239,374

	December 31, 2023
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	90,500	90,500
OFS Capital Corporation 4.75% Notes due 2026	—	—	116,688	116,688
OFS Capital Corporation 4.95% Notes due 2028	48,565	—	—	48,565
SBA-guaranteed debentures	—	—	30,904	30,904
Total debt	$48,565	$—	$238,092	$286,657
(1) For Level 1 measurements, fair value is estimated by using the closing price of the security on The Nasdaq Global Select Market.
(2) For Level 3 measurements, fair value is estimated through discounting remaining payments using current market rates for similar instruments at the measurement date through the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$1,000	$1,000	$—	$—
BNP Facility	67,350	67,350	90,500	90,500
OFS Capital Corporation 4.75% Notes due 2026	124,097	121,326	123,322	116,688
OFS Capital Corporation 4.95% Notes due 2028	54,215	49,698	54,011	48,565
SBA-guaranteed debentures	—	—	31,900	30,904
Total debt	$246,662	$239,374	$299,733	$286,657
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs. See Note 2 for details.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The following table shows the Company’s outstanding commitments to fund investments in portfolio companies as of December 31, 2024:

Portfolio Company	Investment Type	Commitment
Associated Spring, LLC	First Lien Debt (Delayed Draw)	$1,724
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	1,290
Clevertech Bidco, LLC	First Lien Debt (Revolver)	294
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	First Lien Debt (Revolver)	1,670
Honor HN Buyer Inc.	First Lien Debt (Revolver)	664
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	5,000
Kreg LLC	First Lien Debt (Revolver)	1,337
Medrina LLC	First Lien Debt (Revolver)	319
Medrina LLC	First Lien Debt (Delayed Draw)	447
SS Acquisition, LLC	First Lien Debt (Revolver)	1,786
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	515
Voya CLO 2024-7, Ltd.(1)	Subordinated Notes	3,704
		$18,750
(1) Represents a primary market new issue trade that was recorded in January 2025 upon the closing and issuance of the security.
As of December 31, 2024, the Company had cash and cash equivalents of $6,068 and unused commitments of $24,000 under its Banc of California Credit Facility and $82,650 under its BNP Facility, each of which is subject to a borrowing base and other covenants, to fund these outstanding commitments to portfolio companies.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2024.
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
As of December 31, 2024 and 2023, SBIC I LP had outstanding SBA debentures of $0 and $31,920, respectively.
Redemptions during the years ended December 31, 2024, 2023 and 2022
On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31,920 that were contractually due March 1, 2025, and, on April 17, 2024, surrendered its license to operate as a SBIC.
During the year ended December 31, 2023, SBIC I LP redeemed $19,000 of SBA debentures that were contractually due March 1, 2025. The Company recognized a loss on extinguishment of debt of $213 related to the acceleration of unamortized deferred borrowing costs and prepaid (or breakage) interest on the redeemed debentures.
During the year ended December 31, 2022, SBIC I LP redeemed $19,000 of SBA debentures that were contractually due March 1, 2025 and September 1, 2025. The Company recognized a loss on extinguishment of debt of $144 related to the acceleration of unamortized deferred borrowing costs and prepaid (or breakage) interest on the redeemed debentures.
For the years ended December 31, 2024, 2023 and 2022, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Year Ended December 31,
	2024	2023	2022
Stated interest expense	$151	$1,236	$1,552
Amortization of debt issuance costs	20	162	188
Total interest and debt financing costs	$171	$1,398	$1,740
Cash paid for interest expense	$457	$1,418	$1,739
Effective interest rate	3.26%	3.25%	3.22%
Average outstanding balance	$5,233	$43,046	$53,991
Unsecured Notes: The Unsecured Notes Due February 2026 and the Unsecured Notes Due October 2028 (together, the “Unsecured Notes”), totaled $180,000 and $180,000 in aggregate principal debt at December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company did not issue, redeem or repurchase any Unsecured Notes.
As of December 31, 2024, the Unsecured Notes had the following terms and balances:

Unsecured Notes	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate(1)	Effective Interest Rate(2)	Maturity(3)
Unsecured Notes Due February 2026	$125,000	$903	4.75%	5.39%	February 10, 2026
Unsecured Notes Due October 2028	55,000	785	4.95%	5.32%	October 31, 2028
Total	$180,000	$1,688
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2024 was 4.81%.
(2) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(3) The Company may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time. The Company is required to pay a “make-whole” premium if the redemption date is prior to November 10, 2025. The Company may redeem the Unsecured Notes Due October 2028 in whole or in part at any time, or from time to time.
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
For the years ended December 31, 2024, 2023 and 2022, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Year Ended December 31,
	2024	2023	2022
Stated interest expense	$8,660	$8,660	$8,663
Amortization of debt issuance costs	979	981	1,029
Total interest and debt financing costs	$9,639	$9,641	$9,692
Cash paid for interest expense	$8,660	$8,660	$8,683
Effective interest rate	5.35%	5.36%	5.38%
Average outstanding balance	$180,000	$180,000	$180,000
Banc of California Credit Facility: The Company is party to a business loan agreement (“BLA”) with Banc of California, as lender, to provide the Company with a $25,000 senior secured revolving credit facility. The Banc of California Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2026. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP, and the Company’s partnership interests in SBIC I LP.
The Banc of California Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee of $125. As of December 31, 2024, the stated interest rate of the Banc of California Credit Facility was 7.75%. As of December 31, 2024, the Banc of California Credit Facility’s effective interest rate, including deferred financing cost amortization and commitment fees, was 8.25%.
Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2024 and 2023, were $121 and $122, respectively.
As of December 31, 2024 and 2023, the Company had $1,000 and $0 outstanding debt under the Banc of California Credit Facility, respectively, and $24,000 and $25,000 of unused commitments, respectively, subject to a borrowing base and other covenants.
Amendments during the years ended December 31, 2024, 2023 and 2022
On December 15, 2023, the Company amended the Banc of California Credit Facility to: (i) extend the maturity date from February 28, 2024 to February 28, 2026; (ii) increase the interest rate floor from 4.00% to 5.00%; and (iii) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50%.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Fees and legal costs incurred in connection with the Banc of California Credit Facility are deferred and amortized over the life of the facility.
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
For the years ended December 31, 2024, 2023 and 2022, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Year Ended December 31,
	2024	2023	2022
Stated interest expense(1)	$3	$147	$128
Amortization of debt issuance costs(1)	125	5	5
Total interest and debt financing costs	$128	$152	$133
Cash paid for interest expense	$—	$145	$131
Effective interest rate(2)	n/m	n/m	n/m
Average outstanding balance	$39	$1,249	$714
(1) For the years ended December 31, 2023 and 2022, stated interest expense includes unused fees. Effective December 15, 2023, the 0.50% unused line fee was replaced with an annual commitment fee of 0.50%, which is included in amortization of debt issuance costs for the year ended December 31, 2024.
(2) Not meaningful due to a minimal average outstanding balance relative to the size of the total commitment and the amount of unused or commitment fees incurred during the periods.
BNP Facility: OFSCC-FS is party to the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000. Borrowings under the BNP Facility bear interest at a variable rate of SOFR plus a variable margin (2.65% floor), which is determined on the basis of industry-recognized portfolio company metrics at the time of funding. The BNP Facility will mature on the earlier of June 20, 2027 or upon certain other events defined in the credit agreement which result in accelerated maturity. The reinvestment period of the BNP Facility ends on June 20, 2025, upon which the ability to access the unused commitment of the facility terminates.
As of December 31, 2024 and 2023, the Company had $67,350 and $90,500, respectively, outstanding debt under the BNP Facility, and $82,650 and $59,500, respectively, of availability, subject to the terms of the borrowing base. OFSCC-FS also pays an unused fee up to 0.75% depending on the size of the unused portion of the BNP Facility.
Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS, which were $151,039 and $158,308, or 35% and 34% of the Company’s total consolidated assets at December 31, 2024 and 2023, respectively. OFSCC-FS and the Company have each made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
At December 31, 2024, the stated interest rate on the BNP Facility was 7.16%.
OFSCC-FS incurred fees to the lenders as well as legal costs to establish and amend the BNP Facility, which are deferred and amortized over the expected life of the facility. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2024 and 2023 were $560 and $941, respectively.
Amendments during the years ended December 31, 2024, 2023 and 2022
On June 24, 2022, OFSCC-FS amended the BNP Facility to, among other things: (i) extend the reinvestment period under the BNP Facility for three years from June 20, 2022 to June 20, 2025; (ii) extend the maturity date under the BNP Facility from

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

June 20, 2024 to June 20, 2027; (iii) convert the benchmark interest rate from LIBOR to SOFR; (iv) increase the applicable margin by 0.40% on all classes of loans; and (v) increase the applicable margin floor from 1.925% to 2.65%.
For the years ended December 31, 2024, 2023 and 2022, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the BNP Facility were as follows:

	Year Ended December 31,
	2024	2023	2022
Stated interest expense(1)	$6,329	$7,911	$5,133
Amortization of debt issuance costs	381	380	327
Total interest and debt financing costs	$6,710	$8,291	$5,460
Cash paid for interest expense	$6,543	$7,966	$4,661
Effective interest rate	8.88%	8.29%	4.42%
Average outstanding balance	$75,520	$100,062	$123,632
(1) Stated interest expense includes unused fees.
The average dollar borrowings and average interest rate for all Company debt during the years ended December 31, 2024, 2023 and 2022, were as follows:

Year ended	Average Dollar Borrowings	Weighted-Average Effective Interest Rate
December 31, 2024	$260,792	6.38%
December 31, 2023	324,357	6.01
December 31, 2022	358,337	4.75
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of December 31, 2024:

	Principal Due by Year
Debt liabilities	Total	2025	2026	2027	2028	2029
Banc of California Credit Facility	$1,000	$—	$1,000	$—	$—	$—
BNP Facility	67,350	—	—	67,350	—	—
Unsecured Notes	180,000	—	125,000	—	55,000	—
Total	$248,350	$—	$126,000	$67,350	$55,000	$—
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
Taxable income and distributions: As of December 31, 2024, the Company met the source of income and asset diversification requirements, and intends to continue to meet these requirements. As of December 31, 2024, the Company has accrued refunds of $121 related to tax-year 2022 and 2023 excise tax overpayments. The Company’s ICTI differs from the net increase

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

(decrease) in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income recognition for CLO subordinated note investments, income from Company’s equity investments in pass-through entities, capital gains and losses and the net creation or utilization of capital loss carryforwards.
The distributions paid to stockholders are reported as ordinary income, long-term capital gains and returns of capital. The tax character of distributions paid(1) were as follows:

	Year Ended December 31,
	2024(1)	2023	2022
Ordinary taxable income	$18,221	$17,954	$15,564
Long-term capital gain	—	—	—
Return of capital	—	—	—
Total distributions to common stockholders	$18,221	$17,954	$15,564
(1)    The calculation of 2024 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2024 U.S. federal taxable income will not be finally determined until the Company’s 2024 U.S. federal tax return is filed in 2025 (and, therefore, such estimate is subject to change).
Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
Ordinary income (RIC)	$267	$3,468
Undistributed earnings and profits (OFSCC-MB; C-Corporation)	2,498	2,075
Net operating loss carryforward (OFSCC-MB; C-Corporation)	79	140
Capital loss carryforwards:
RIC – short-term, non-expiring	(5,087)	(5,109)
RIC – long-term, non-expiring	(63,080)	(44,664)
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment of excise taxes and other permanent differences. The Company recorded reclassifications to (increase) decrease additional paid-in capital against total distributable earnings (accumulated loss) of $(71), $0 and $101 for the years ended December 31, 2024, 2023 and 2022, respectively. These reclassifications have no effect on total net assets or net asset value per common share.
The estimated tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
Tax-basis amortized cost of investments	$358,210	$399,056
Tax-basis gross unrealized appreciation on investments	103,808	83,007
Tax-basis gross unrealized depreciation on investments	(52,353)	(61,776)
Tax-basis net unrealized appreciation on investments	51,455	21,231
Fair value of investments	$409,665	$420,287
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
The tax-basis unrealized appreciation (depreciation) of investments by tax entity inherent in the fair value of investments as of December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
Total net unrealized appreciation on investments held by RIC entities	$49,423	$21,453
OFSCC-MB (C-Corp):
Gross unrealized appreciation on investments	2,041	1,180
Gross unrealized depreciation on investments	(9)	(1,402)
Total net unrealized appreciation (depreciation) on investments on investments held by OFSCC-MB	2,032	(222)
Total tax-basis net unrealized appreciation on investments	$51,455	$21,231
Deferred tax assets and liabilities as of December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
Total deferred tax assets	$3	$328
Valuation allowance on deferred tax assets	—	—
Total deferred tax liabilities	(582)	(397)
Deferred tax liabilities and assets with tax basis unrealized gain and losses differs from the amount that would have resulted from applying the federal rate of 21% to unrealized gains and losses because of state income taxes, net of the associated federal tax benefit.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for each year in the five-year period ended December 31, 2024:

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per share operating performance:
Net asset value per share at beginning of year	$12.09	$13.47	$15.18	$11.85	$12.46
Net investment income(1)	1.25	1.50	1.37	1.00	0.92
Net realized loss on investments, net of taxes(1)	(1.28)	(0.85)	(0.13)	(1.54)	(0.75)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	2.15	(0.67)	(1.79)	5.12	0.25
Loss on extinguishment of debt(1)	—	(0.02)	(0.01)	(0.34)	(0.06)
Loss on impairment of goodwill(1)	—	—	—	—	(0.08)
Total from operations	2.12	(0.04)	(0.56)	4.24	0.28
Distributions declared	(1.36)	(1.34)	(1.16)	(0.91)	(0.86)
Issuance/repurchase of common stock(2)	—	—	0.01	—	(0.03)
Net asset value per share at end of year	$12.85	$12.09	$13.47	$15.18	$11.85

Per share market value, end of period	$8.07	$11.70	$10.15	$10.90	$7.15
Total return based on market value(3)	(19.7)%	30.2%	4.4%	66.8%	(24.0)%
Total return based on net asset value(4)	23.7%	1.4%	(0.6)%	40.2%	13.6%
Shares outstanding at end of period	13,398,078	13,398,078	13,398,078	13,422,413	13,409,559
Weighted-average shares outstanding	13,398,078	13,398,078	13,417,410	13,413,861	13,394,005
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value(5)	$157,621	$173,265	$194,068	$178,628	$148,175
Net asset value at end of year	$172,225	$162,004	$180,423	$203,744	$158,956
Net investment income	$16,712	$20,160	$18,352	$13,450	$12,295
Ratio of total expenses, net to average net assets(6)	19.8%	21.2%	15.7%	19.2%	22.4%
Ratio of total expenses, net and losses on impairment of goodwill and extinguishment of debt to average net assets(7)	19.8%	21.4%	15.7%	21.8%	23.7%
Ratio of net investment income to average net assets(8)	10.6%	11.6%	9.5%	7.5%	8.3%
Ratio of goodwill impairment loss to average net assets	—%	—%	—%	—%	0.7%
Ratio of loss on extinguishment of debt to average net assets	—%	0.1%	0.1%	2.6%	0.6%
Portfolio turnover(9)	23.1%	8.8%	28.0%	54.9%	28.1%
(1)Calculated on the average share method.
(2)The issuance/repurchase of common stock on a per share basis reflects the net asset value change as a result of DRIP share issuances, shares repurchased pursuant to the Stock Repurchase Program, the anti-dilutive (dilutive) impact from changes in weighted-average shares outstanding during the period, and the difference between the per share amount distributed to common stockholders of record and the per share amount distributed based on the weighted-average shares of common stock outstanding during the applicable period.
(3)Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s DRIP for the respective distributions.
(4)Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at the Company’s DRIP for the respective distributions.
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
(9)Portfolio turnover rate is calculated using the lesser of year-to-date sales, Structured Finance Security distributions and principal payments or year-to-date purchases over the average of portfolio investments at fair value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.

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
The Company may be limited in its ability to make distributions to stockholders due to the BDC asset coverage requirements of the 1940 Act. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the BNP Facility. At December 31, 2024, OFSCC-FS had cash of $4,762, of which $0 was available for distribution to the Company.
The following table summarizes distributions declared and paid for the years ended December 31, 2024, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2024
February 28, 2024	March 18, 2024	March 28, 2024	$0.34	$4,555	—	$—	(1)
April 30, 2024	June 18, 2024	June 28, 2024	0.34	4,556	—	—	(1)
July 30, 2024	September 20, 2024	September 30, 2024	0.34	4,555	—	—	(1)
October 29, 2024	December 20, 2024	December 31, 2024	0.34	4,555	—	—	(1)
			$1.36	$18,221	—	$—
Year ended December 31, 2023
February 28, 2023	March 24, 2023	March 31, 2023	$0.33	$4,421	—	$—	(1)
May 2, 2023	June 23, 2023	June 30, 2023	0.33	4,422	—	—	(1)
August 1, 2023	September 22, 2023	September 29, 2023	0.34	4,555	—	—	(1)
October 31, 2023	December 22, 2023	December 29, 2023	0.34	4,556	—	—	(1)
			$1.34	$17,954	—	$—
Year ended December 31, 2022
March 1, 2022	March 24, 2022	March 31, 2022	$0.28	$3,719	3,016	$39
May 3, 2022	June 23, 2022	June 30, 2022	0.29	3,850	4,348	43
August 2, 2022	September 23, 2022	September 30, 2022	0.29	3,849	5,529	46
November 1, 2022	December 23, 2022	December 30, 2022	0.30	3,967	5,026	51
			$1.16	$15,385	17,919	$179
(1) During the years ended December 31, 2024 and 2023, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock.
The following table represents DRIP participation for the years ended December 31, 2024, 2023 and 2022, respectively:

For the Year Ended	Total DRIP Participation	DRIP Shares Issued	Number of Shares Purchased	Average Value Per Share
December 31, 2024	$330	—	37,499	$8.81
December 31, 2023	281	—	25,690	10.94
December 31, 2022	179	17,919	—	9.98
Since the Company’s initial public offering in 2012 and through December 31, 2024, distributions to stockholders total $184,502, or $15.35 per share on a cumulative basis.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Stock repurchase program: The Company has an open market stock repurchase program to acquire up to $10,000 of its outstanding common stock under Rule 10b-18 of the Exchange Act (the “Stock Repurchase Program”). On April 30, 2024, the Board extended the Stock Repurchase Program for an additional two-year period ending May 22, 2026. Under the Stock Repurchase Program, the Company may repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason.
The following table summarizes the shares of common stock the Company repurchased under the Stock Repurchase Program during the years ended December 31, 2024, 2023 and 2022 (amount in thousands except shares):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program	Weighted Average Discount to NAV Prior to Repurchase
January 1, 2022 through December 31, 2022	42,254	$8.30	42,254	$9,642	41.6%
January 1, 2023 through December 31, 2023	—	—	—	9,642	—
January 1, 2024 through December 31, 2024	—	—	—	9,642	—
Total	42,254	$8.30	42,254

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

		Year Ended December 31, 2024
Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Interest	Dividends	Fees	Total Income(2)	December 31, 2023, Fair Value(5)	Gross Additions(3)	Gross Reductions(4)	December 31, 2024, Fair Value(5)
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity(7)	$—	$480	$—	$1,098	$—	$1,098	$10,312	$1,578	$—	$11,890
	Common Equity(6)	—	170	—	—	—	—	271	170	—	441
		—	650	—	1,098	—	1,098	10,583	1,748	—	12,331

DRS Imaging Services, LLC	Common Equity(6)	—	797	—	—	—	—	393	797	—	1,190

Master Cutlery, LLC	Subordinated Debt(6)	(4,352)	4,680	—	—	—	—	—	4,680	(4,680)	—
	Preferred Equity(6)	(3,483)	3,483	—	—	—	—	—	3,483	(3,483)	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		(7,835)	8,163	—	—	—	—	—	8,163	(8,163)	—

Pfanstiehl Holdings, Inc.	Common Equity	—	18,371	—	1,093	—	1,093	70,927	18,371	—	89,298

TalentSmart Holdings, LLC	Common Equity(6)	—	468	—	—	—	—	1,136	468	—	1,604

TRS Services, Inc.	Preferred Equity	572	(2,410)	—	1,891	—	1,891	2,507	—	(2,507)	—
	Common Equity(6)	757	(713)	—	—	—	—	1,285	—	(1,285)	—
		1,329	(3,123)	—	1,891	—	1,891	3,792	—	(3,792)	—

Total Affiliate Investments		$(6,506)	$25,326	$—	$4,082	$—	$4,082	$86,831	$29,547	$(11,955)	$104,423

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
(2)Represents the total amount of interest, fees or dividends included in 2024 income for the portion of the year ended December 31, 2024, that an investment was included in Control or Affiliate Investment categories, respectively.
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
(6)Non-income producing.
(7)Dividends credited to income include dividends contractually earned but not declared (i.e., PIK dividends).

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2023
Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Interest	Dividends	Fees	Total Income(2)	December 31, 2022, Fair Value(5)	Gross Additions(3)	Gross Reductions(4)	December 31, 2023, Fair Value(5)
Control Investment
Eblens Holdings, Inc.	Subordinated Debt(6)	$(4,605)	$3,501	$—	$—	$—	$—	$1,104	$—	$(1,104)	$—
	Subordinated Debt(6)	(4,605)	4,605	—	—	—	—	—	—	—	—
	Common Equity(6)	(1,306)	950	—	—	—	—	—	356	(356)	—
		(10,516)	9,056	—	—	—	—	1,104	356	(1,460)	—

Total Control Investment		(10,516)	9,056	—	—	—	—	1,104	356	(1,460)	—

Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity(7)	$—	$3,116	$—	$994	$—	$994	$6,202	$4,110	$—	$10,312
	Common Equity(6)	—	(240)	—	—	—	—	510	—	(239)	271
		—	2,876	—	994	—	994	6,712	4,110	(239)	10,583

DRS Imaging Services, LLC	Common Equity	—	(1,175)	—	35	—	35	1,568	—	(1,175)	393

Master Cutlery, LLC	Subordinated Debt(6)	—	(122)	—	—	—	—	122	—	(122)	—
	Preferred Equity(6)	—	—	—	—	—	—	—	—	—	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		—	(122)	—	—	—	—	122	—	(122)	—

Pfanstiehl Holdings, Inc.	Common Equity	—	(14,529)	—	546	—	546	85,456	—	(14,529)	70,927

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2023
Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Interest	Dividends	Fees	Total Income(2)	December 31, 2022, Fair Value(5)	Gross Additions(3)	Gross Reductions(4)	December 31, 2023, Fair Value(5)
TalentSmart Holdings, LLC	Common Equity(6)	$—	$184	$—	$—	$—	$—	$953	$183	$—	$1,136

TRS Services, Inc.	Preferred Equity(7)	—	520	—	191	—	191	1,890	662	(45)	2,507
	Common Equity(6)	—	1,285	—	—	—	—	—	1,285	—	1,285
		—	1,805	—	191	—	191	1,890	1,947	(45)	3,792

Total Affiliate Investments		—	(10,961)	—	1,766	—	1,766	96,701	6,240	(16,110)	86,831
Total Control and Affiliate Investments		$(10,516)	$(1,905)	$—	$1,766	$—	$1,766	$97,805	$6,596	$(17,570)	$86,831
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
(6)Non-income producing.
(7)Dividends credited to income include (or portion thereof) dividends contractually earned but not declared (i.e, PIK dividends).

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events Not Disclosed Elsewhere
On February 26, 2025, the Company’s Board declared a distribution of $0.34 per share for the first quarter of 2025, payable on March 31, 2025 to stockholders of record as of March 21, 2025.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
    During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)    Not applicable.
(b)    During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 14.     Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Certificate of Incorporation of OFS Capital Corporation	N-2 (333-166363)	March 18, 2011
3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	10-K (814-00813)	March 26, 2013
3.3	Bylaws of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011
4.1	Form of Stock Certificate of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011
4.2	Base Indenture	N-2 (333-200376)	November 19, 2014
4.3	Warrant Agreement	N-2/A (333-200376)	December 16, 2014
4.4	Subscription Agent Agreement	N-2/A (333-200376)	December 16, 2014
4.5	Subscription Certificate	N-2/A (333-200376)	December 16, 2014
4.6	Certificate of Designation	N-2/A (333-200376)	December 16, 2014
4.7	Fifth Supplemental Indenture dated as of February 10, 2021 between OFS Capital Corporation and U.S. Bank National Association, as trustee	Form 8-K (814-00813)	February 10, 2021
4.8	Form of 4.75% Note due 2026 (incorporated by reference to Exhibit 4.1 thereto and Exhibit A therein)	Form 8-K (814-00813)	February 10, 2021
4.9	Sixth Supplemental Indenture dated of October 28, 2021 between OFS Capital Corporation and U.S. Bank National Association, as trustee	Form 8-K (814-00813)	October 28, 2021
4.10	Form of 4.95% Notes due 2028 (incorporated by reference to Exhibit 4.1 thereto and Exhibit A therein)	Form 8-K (814-00813)	October 28, 2021
4.11	Description of Securities			*
10.1	Form of Dividend Reinvestment Plan	N-2/A (333-166363)	March 18, 2011
10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC	10-Q (814-00813)	November 7, 2014
10.3	Custody Agreement	10-K (814-00813)	March 4, 2022

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC	N-2 (333-278170)	March 22, 2024
10.5	Trademark License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2 (333-278170)	March 22, 2024
10.6	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers	N-2/A (333-166363)	March 18, 2011
10.7	Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-278170)	May 17, 2024
10.8	Assignment and Assumption Agreement by and among Orchard First Source Asset Management, LLC, Orchard First Source Asset Management Holdings, LLC and OFS Capital Corporation, dated January 10, 2023	10-K (814-00813)	March 3, 2023
10.9	Business Loan Agreement between OFS Capital Corporation and Banc of California dated March 7, 2018	10-K (814-00813)	March 12, 2018
10.10	Promissory Note between OFS Capital Corporation and Banc of California dated November 5, 2015	10-Q (814-00813)	November 6, 2015
10.11	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated March 7, 2018	10-K (814-00813)	March 12, 2018
10.12	Business Loan Agreement between OFS Capital Corporation and Banc of California, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.13	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.14	Commercial Guaranty Agreement between OFS Capital Corporation and Banc of California dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.15	Amendment One to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated June 26, 2020	Form 8-K (814-00813)	July 2, 2020
10.16	Amendment Two to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated July 29, 2020	Form 8-K (814-00813)	July 31, 2020
10.17	Amendment Three to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated October 7, 2020	Form 8-K (814-00813)	October 9, 2020
10.18	Amendment Four to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated February 17, 2021	Form 8-K (814-00813)	February 19, 2021
10.19	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated February 17, 2021	Form 8-K (814-00813)	February 19, 2021
10.20	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated November 15, 2021	Form 8-K (814-00813)	November 18, 2021
10.21	Amendment Five to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated April 22, 2022	Form 8-K (814-00813)	April 25, 2022
10.22	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated April 22, 2022	Form 8-K (814-00813)	April 25, 2022
10.23	Amendment Six to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated December 15, 2022	Form 8-K (814-00813)	December 15, 2022
10.24	Amendment Seven to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated December 15, 2023	Form 8-K (814-00813)	December 15, 2023
10.25	Commercial Guaranty Agreement between among OFS Capital Corporation, OFSCC-MB, Inc., and Banc of California, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
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
		Form 8-K (814-00813)	June 24, 2019
10.30	Custodian and Loan Administration Agreement by and among OFSCC-FS, LLC, Citibank, N.A., as custodian, and Virtus Group, LP, as collateral administrator, dated June 20, 2019.	Form 8-K (814-00813)	June 24, 2019
10.31	Loan Sale and Contribution Agreement by and between OFSCC-FS, LLC, as the buyer, and OFSCC-FS Holdings, LLC, as the seller, dated June 20, 2019.	Form 8-K (814-00813)	June 24, 2019
11.1	Computation of Per Share Earnings			+
14.1	Joint Code of Ethics of OFS Capital Corporation and OFS Advisor	Form 10-Q (814-00813)	November 1, 2024
19.1	OFS Capital Corporation Insider Trading Policy and Procedures	10-K (814-00813)	March 5, 2024
21.1	List of Subsidiaries			*
23.1	Consent from KPMG LLP			*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
97.1	Dodd-Frank Compensation Recoupment Policy	10-K (814-00813)	March 5, 2024

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report
†	Furnished herewith

Item 16.    Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFS Capital Corporation

Date: March 4, 2025	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 4, 2025	/s/ Bilal Rashid
Bilal Rashid, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 4, 2025	/s/ Ashwin Ranganathan
Ashwin Ranganathan, Director

Date: March 4, 2025	/s/ Romita Shetty
Romita Shetty, Director

Date: March 4, 2025	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 4, 2025	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer, Treasurer (Principal Financial Officer) and Director

Date: March 4, 2025	/s/ Kyle Spina
Kyle Spina, Chief Accounting Officer (Principal Accounting Officer)